Form 10QSB
period 1995-09-30
CYANOTECH CORP
filed 1995-11-14
CIK 768408

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                 For Quarterly Period Ended September 30, 1995

                        Commission File Number  0-14602


                             CYANOTECH CORPORATION
             (Exact name of registrant as specified in its charter)


               NEVADA                        91-1206026
     (State or other jurisdiction           (IRS Employer
     of incorporation or organization)      Identification Number)



           73-4460 Queen Kaahumanu Hwy. #102, Kailua-Kona, HI  96740
                    (Address of principal executive offices)

                                 (808) 326-1353
                          (Issuer's telephone number)



     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes   xx
                                                                         --
No
  ---


          Number of common shares outstanding as of November 7, 1995:


                Title of Class              Shares Outstanding
                --------------              ------------------

     Common stock - $.005 par value stock        9,520,925


     Transitional Small Business Disclosure Format: Yes      ;  No  X
                                                       -----      -----

                             CYANOTECH CORPORATION
                                  FORM 10-QSB

                                     INDEX

PART I.   FINANCIAL INFORMATION
-------------------------------


Item 1.  Financial Statements
                                                                          Page
                                                                          ----

        Consolidated Balance Sheets
              September 30, 1995 and March 31, 1995..................       3

        Consolidated Statements of Income
              Three and six month periods ended
              September 30, 1995 and 1994............................       4

        Consolidated Statements of Cash Flows
              Six month periods ended
              September 30, 1995 and 1994...........................        5

        Notes to Consolidated Financial Statements..................        6


Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations...................        9


PART II.  OTHER INFORMATION
---------------------------

Item 4.  Submission of Matters to Vote of Security Holders..........       11

Item 6.  Exhibits and Reports on Form 8-K...........................       11


SIGNATURES..........................................................       12
----------

PART I. FINANCIAL INFORMATION
   Item 1.   Financial Statements

                             CYANOTECH CORPORATION
                        CONSOLIDATED BALANCE SHEETS
                           (Dollars in thousands)

                                                                  September 30,    March 31,
                                                                     1995            1995
                                                                  (Unaudited)      (Audited)
                                                                  ----------      ---------
Assets
------
Current assets:
   Cash and cash equivalents                                      $      960       $    496
   Accounts receivable                                                 1,142            648
   Inventories  (note 2)                                                 339            375
   Prepaid expenses                                                       47              5
                                                                  ----------      ---------
       Total current assets                                            2,488          1,524

Equipment and leasehold improvements, net (note 4)                     5,979          4,635
Other assets                                                              70             53
                                                                  ----------      ---------
       Total assets                                               $    8,537      $   6,212
                                                                  ==========      =========
Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
   Current maturities of long-term debt                           $      138      $       7
   Current maturities of capital lease obligations                       121             58
   Accounts payable                                                      575            629
   Other accrued liabilities (note 5)                                    206            230
                                                                  ----------      ---------
       Total current liabilities                                       1,040            924

Long-term debt, excluding current maturities                             601              -
Obligations under capital leases, excluding
   current maturities                                                    388            184
                                                                  ----------      ---------
       Total liabilities                                               2,029          1,108

Stockholders' equity:
   Preferred stock (note 6)                                                2              2
   Common Stock - 9,546,600 shares issued on September 30, 1995
       and 9,051,325 shares issued on March 31, 1995                      47             45
   Capital in excess of par value                                     12,600         12,216
   Accumulated deficit                                                (6,111)        (7,129)
                                                                  ----------      ---------
                                                                       6,538          5,134
   Less - Treasury stock, 30,000 common shares at cost                   (30)           (30)
                                                                  ----------      ---------
       Total stockholders' equity                                      6,508          5,104
                                                                  ----------      ---------
             Total liabilities and stockholders' equity           $    8,537      $   6,212
                                                                  ==========      =========


         See accompanying notes to consolidated financial statements.

                             CYANOTECH CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME
                   (In thousands, except per share amounts)
                                  (Unaudited)


                                            Three months ended  Six months ended
                                               September 30       September 30,
                                             ----------------   ----------------
                                               1995     1994      1995     1994
                                             -------  -------   ------   -------
PRODUCT SALES REVENUES                        $2,056   $1,043    $3,624   $1,973
                                             -------  -------    -------  -------
OPERATING COSTS AND EXPENSES:
   Cost of product sales                         844      449     1,508       888
   Research and development                       89       30       158        54
   General and administrative                    313      179       518       334
   Sales and marketing                            87       69       172       134
   Depreciation and amortization                 102       78       229       156
                                             -------  -------   -------   -------

     Total operating costs and expenses        1,435      805     2,585     1,566
                                             -------  -------   -------   -------

     Income from operations                      621      238     1,039       407
                                             -------  -------   -------   -------

OTHER INCOME (EXPENSE)
   Interest income                                 4        4        10         8
   Interest expense                              (21)      (7)      (31)      (15)
   Other income, net                               1        1         -        10
   Proportionate share of
     loss of joint venture                         -      (24)        -       (37)
                                             -------  -------   -------   -------

     Total other expense                         (16)     (26)      (21)      (34)
                                             -------  -------   -------   -------

   Income taxes                                   -        -          -        -
                                             -------  -------   -------   -------

NET INCOME                                      $605     $212    $1,018      $373
                                             =======  =======   =======   =======


NET INCOME PER SHARE                           $0.04    $0.02     $0.07     $0.03
                                             =======  =======   =======   =======

Weighted average number of common
     shares outstanding and
     common stock equivalents (note 3)        14,534   13,993    14,388    13,952
                                             =======  =======   =======   =======


          See accompanying notes to consolidated financial statements

                             CYANOTECH CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)
                                  (Unaudited)



                                                                          Six Months Ended
                                                                   -----------------------------
                                                                   September 30,   September 30,
                                                                      1995             1994
                                                                   ------------    ------------
   Cash flows from operating activities:
        Net income                                                   $1,018                $373
        Adjustments to reconcile net income to net
          cash provided by operating activities:
             Proportionate share of loss of joint venture               -                    37
             Depreciation and amortization                              229                 156
             Net (increase) decrease in:
                 Accounts receivable                                   (494)               (143)
                 Inventories                                             36                  (4)
                 Prepaid expenses and other assets                      (59)                (11)
             Net increase (decrease) in:
                 Accounts payable                                       (54)               (157)
                 Other accrued liabilities                              (24)                 87
                                                                  ---------           ---------

        Net cash provided by operating activities                       652                338
                                                                  ---------          ---------

   Cash flows from investing activities:
        Investment in equipment and leasehold improvements           (1,270)              (629)
        Investment in joint venture                                     -                  (37)
                                                                  ---------          ---------

        Net cash used in investing activities                        (1,270)              (666)
                                                                  ---------          ---------

   Cash flows from financing activities:
        Net proceeds from issuance of common stock                      386                100
        Net proceeds from issuance of long-term debt                    750                  -
        Principal payments on capital lease obligations                 (36)               (24)
        Principal payments on long-term debt                            (18)                (5)
                                                                  ---------          ---------

        Net cash provided by financing activities                     1,082                 71
                                                                  ---------          ---------

        Net increase (decrease) in cash and cash equivalents            464               (257)
        Cash and cash equivalents at beginning of period                496                866
                                                                  ---------          ---------

        Cash and cash equivalents at end of period                     $960               $609
                                                                  =========           ========
   Supplemental schedule of noncash investing and
      financing activities:
        Purchase of equipment under
           capital lease obligation                                    $303               $162
                                                                  =========           ========


         See accompanying notes to consolidated financial statements.

                             CYANOTECH CORPORATION
                                  FORM 10-QSB
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 1995

1.   BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements and notes should be read in conjunction with the Company's financial statements contained in the Company's previously filed report on Form 10-KSB for the year ended March 31, 1995.

     The Company consolidates enterprises in which it has a controlling financial interest. The accompanying consolidated financial statements include the accounts of Cyanotech Corporation and its wholly-owned subsidiary, Nutrex, Inc. All significant intercompany balances and transactions have been eliminated in consolidation. While the financial information furnished for the three and six month periods ended September 30, 1995 is unaudited, the statements in this report reflect all material items which, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the dates of the consolidated balance sheets. The operating results for the interim period presented are not necessarily indicative of the results that may be expected for the year ending March 31, 1996.



2.   INVENTORIES

     Inventories are stated at the lower of cost (which approximates first-in, first-out) or market (net realization value) and consist of the following (dollars in thousands):


                                September 30,  March 31,
                                    1995         1995
                                -------------  ---------
          Raw materials                  $ 65      $  29
          Work in process                 104        105
          Finished goods                   68        171
          Supplies                        102         70
                                        -----      -----
                                         $339       $375
                                        =====      =====

                             CYANOTECH CORPORATION
                                  FORM 10-QSB
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

3.   NET INCOME PER COMMON SHARE INFORMATION

     Net income per common share for the three and six month periods ended September 30, 1995 and 1994 is computed based on net income after preferred stock dividend requirements and the weighted average number of common shares outstanding during the period, adjusted to reflect the assumed exercise of outstanding stock options and warrants and the conversion of preferred stock to the extent these items had a dilutive effect on the computation. Primary and fully diluted net income per share herein are the same.

4.   EQUIPMENT AND LEASEHOLD IMPROVEMENTS

     Owned equipment and leasehold improvements are stated at cost. Equipment under capital lease is stated at the lower of the present value of the minimum lease payments or fair value at the inception of the lease. Equipment and furniture and fixtures are depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements and equipment under capital lease are amortized using the straight-line method over the remaining term of the lease. Equipment and leasehold improvements consist of the following (dollars in thousands):

                                                  September 30,   March 31,
                                                       1995         1995
                                                  -------------   ---------
     Equipment                                          $ 2,799     $ 2,622
     Leasehold improvements                               4,761       3,648
     Furniture and fixtures                                  35          31
     Equipment under capital lease                          615         299
                                                        -------      ------
                                                          8,210       6,600
     Less accumulated depreciation
          and amortization                               (2,768)     (2,539)
     Construction in-progress                               537         574
                                                        -------     -------
     Equipment and leasehold improvements, net          $ 5,979     $ 4,635
                                                        =======     =======


5.   OTHER ACCRUED LIABILITIES

     Other accrued liabilities as of September 30, 1995 and March 31, 1995 consist of the following (dollars in thousands):

                                                  September 30,   March 31,
                                                       1995         1995
                                                  -------------  ----------
     Accrued payroll and related benefits                 $ 130       $ 126
     Accrued directors' fees                                 30          35
     Deposits                                                 -          26
     Other accrued expenses                                  46          43
                                                        -------     -------
                                                          $ 206       $ 230
                                                        =======     =======


                             CYANOTECH CORPORATION
                                  FORM 10-QSB
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

6.   PREFERRED STOCK

     Preferred stock as of September 30, 1995 and March 31, 1995 consists of the following (dollars in thousands, except per share amounts):

                                                    September 30,     March 31,
                                                        1995            1995
                                                    -------------     --------
     Preferred stock, authorized 5,000,000
     shares; $.001 par value, issued
     and outstanding:

     Series A, 12% cumulative;
      1,250,000 shares on Sept 30 and March 31,
      1995: liquidation value $.40 per share
      plus unpaid accumulated dividends                    $   1         $   1
     Series B, 12% cumulative; 12,500 shares on
      Sept 30 and March 31, 1995; liquidation value
      value $.40 per share plus unpaid accumulated
      dividends                                                - *           - *
     Series C, 8% cumulative, convertible;
      734,977 shares on Sept 30 and
      March 31, 1995; liquidation value $5.00
      per share plus unpaid accumulated dividends              1             1
                                                     -----------       -------
                                                           $   2         $   2
                                                     ===========       =======

   * Amounts are less than $.5

7.   ACCOUNTING CHANGE

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of that loss would be based on the fair value of the asset.

     Generally, SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell.

     The provisions of SFAS No. 121 must be adopted by the Company no later than April 1, 1996. The Company has not determined when it will adopt the provisions of SFAS No. 121 nor the impact of the adoption of SFAS No. 121 on the Company's consolidated financial statements.

                             CYANOTECH CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

     Product sales revenues for the three months ended September 30, 1995 (the second quarter of fiscal 1996) increased 97% from the $1,043,000 reported for the comparable period of 1994. Product sales revenues for the six months ended September 30, 1995 increased 84% from the comparable earlier year period. The increase in sales for the three and six month periods in fiscal 1996 from the comparable earlier year periods was due to significantly higher production and sales of bulk Spirulina powder and tablets and increased sales of packaged consumer products into Asian retail markets. The increased production is a result of the Spirulina production expansions that were completed in October 1994 and May 1995. In spite of the recently increased production capacity, product sales were limited by the available production capacity with approximately eight weeks of production in order backlog at the end of the second quarter. Management's plans to increase bulk Spirulina production capacity and product sales revenues are described in the section, Current
                                                                  -------
Operating Strategy, below.
------------------

     Margins on product sales revenues increased to 59% for the three months ended September 30, 1995 from 57% in the comparable period of fiscal 1995. For the six month period ended September 30, product margins increased to 58% during fiscal 1996 from 55% during fiscal 1995. This increase is due primarily to higher production volume during the recent quarter and the resulting increase in efficiency.

     Expenditures for research and development for the three and six months ended September 30, 1995 increased substantially from the limited activity of the prior year primarily as a result of the research work being done on beta carotene products for the joint venture partnership with Hauser Chemical Research, Inc. ("Hauser"). Research and development costs are expected to increase further during fiscal 1996 from fiscal 1995 as the Company continues work on the joint venture project with Hauser and also on the development of an astaxanthin product.

     General and administrative expenses for the three and six month periods ended September 30, 1995 increased 75% and 55%, respectively, from the comparable earlier year periods due to higher insurance, utility, and payroll related costs.

     Sales and marketing expenses for the second quarter and the six months ended September 30, 1995 increased 26% and 28%, respectively, primarily due to higher payroll related expenditures.

     The Company continues to utilize net operating losses to offset taxable income thus resulting in no income tax expense for the periods presented.

     The Company recorded $393,000 more net income for the second quarter and $645,000 more net income for the first half of fiscal 1996 than for the comparable periods of fiscal 1995. The increased net income in both the three and six month periods was primarily due to higher Spirulina production and sales and the resulting increase in gross profit margin.

Liquidity and Capital Resources
-------------------------------

     The Company's cash and cash equivalent balance increased by $464,000 during the first six months of fiscal 1996. The increase was primarily due to increased profit levels, increased borrowings, and proceeds from the exercise of stock warrants and options. Major uses of cash during the first half of fiscal 1996 included $494,000 in additional accounts receivable to support the higher sales level, and $1,270,000 in additional investment in ponds and equipment to increase Spirulina production capacity. Largely as a result of the increase in cash and accounts receivable, working capital increased $848,000 during the first six months of fiscal 1996. The Company believes that its existing cash balances, together with cash expected to be provided by operations and lease financing, will provide adequate funding for its financial requirements, during the remainder of fiscal 1996. The Company has current fiscal year commitments for capital expenditures totaling $886,000. As of the date of this report, the Company has no available bank credit lines.


Current Operating Strategy
--------------------------

     In order to meet the increasing demand for the Company's Spirulina product, the Company completed construction of six additional 36,000 square foot culture ponds at the end of September, 1995, bringing the total number of ponds to 39. The Company is currently constructing six additional such ponds and installing the associated processing equipment. This work is expected to be completed by early December, 1995 and full production attained by mid-December, 1995. When completed, the output from these six ponds could generate additional annual revenues of $1,200,000 or more, at current selling prices.

     The Company is currently producing and selling its bulk Spirulina product at full capacity. The Company expects to increase its product sales revenues during the remainder of fiscal 1996 by 1) continued emphasis on sales of the higher selling price Nutrex consumer products; 2) selling the output from the Spirulina production expansion that was completed in September 1995 and the project that should be completed in December, 1995; and, to a lesser extent, 3) increasing sales of the Company's phycobiliprotein products by developing new markets and applications for such products. Beyond fiscal 1996, the Company's plans for increased revenues and profitability include producing other high-value products from microalgae including natural beta carotene and astaxanthin, a red pigment used in salmon feed. Although the Company believes this strategy should result in continued and increasing revenues and profitability, there is no assurance that the Company will be able to achieve this.

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

               On August 9, 1995, the following matters were submitted to a vote of stockholders entitled to vote at the Company's Annual Meeting of
          Stockholders:

          a) Election of the following directors by the holders of Common Stock, to serve until the next Annual Meeting or until their successors are elected: Gerald R. Cysewski, William L. Edwards, Eva R. Reichl, John
          T. Ushijima, Paul C. Yuen,

          b) Approval of the 1995 Stock Option Plan (the "Plan"), reserving a total of 400,000 shares of the Company's common stock for issuance under the Plan.

          For: 10,240,510   Against: 143,420    Abstain: 363,574    Broker non-
          votes: 0


          c) Ratification of the selection of KPMG Peat Marwick LLP as the Company's independent auditors for the fiscal year ending March 31, 1995.



Item 6.  Exhibits and Reports on Form 8-K

         (a)  The following exhibits are furnished with this report:

              Exhibit 27.  Financial Data Schedule.

         (b)  Reports on Form 8-K

              No reports on Form 8-K were filed during the quarter ended September 30, 1995.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         CYANOTECH CORPORATION (Registrant)



 November 9, 1995        By: /s/   Gerald R. Cysewski
------------------           ------------------------------------
  (Date)                          Gerald R. Cysewski
                                  Chairman of the Board,
                                  President and Chief Executive Officer



                          By: /s/   Ronald P. Scott
                              ----------------------------------------
                                   Ronald P. Scott
                                   Executive Vice President - Finance &
                                     Administration, Secretary and Treasurer
                                   (Principal Financial and
                                   Accounting Officer)