Form 10QSB
period 1995-12-31
CYANOTECH CORP
filed 1996-02-14
CIK 768408

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For Quarterly Period Ended December 31, 1995

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
Yes   XX   No
    ------    ------

           Number of common shares outstanding as of January 15, 1995:

                 Title of Class              Shares Outstanding
                 --------------              ------------------
         Common stock - $.005 par value stock        9,908,275

     Transitional Small Business Disclosure Format: Yes        ; No    X
                                                       --------    --------

                              CYANOTECH CORPORATION
                                   FORM 10-QSB

                                      INDEX

PART I.   FINANCIAL INFORMATION


Item 1.   Financial Statements                                                            Page
                                                                                          ----

          Consolidated Balance Sheets
               December 31, 1995 and March 31, 1995. . .....................................3

          Consolidated Statements of Income
               Three and nine month periods ended
               December 31, 1995 and 1994...................................................4

          Consolidated Statements of Cash Flows
               Nine month periods ended
               December 31, 1995 and 1994...................................................5


          Notes to Consolidated Financial Statements........................................6


Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations.........................................10


PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.................................................15


SIGNATURES . . ............................................................................16

PART I. FINANCIAL INFORMATION
   Item 1.   Financial Statements

                              CYANOTECH CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                             December 3      March 31,
                                                                1995           1995
                                                            (Unaudited)      (Audited)
                                                            -----------     ----------
ASSETS
Current assets:
   Cash and cash equivalents                                 $     776      $     496
   Accounts receivable                                           1,291            648
   Inventories (note 2)                                            275            375
   Prepaid expenses                                                 32              5
                                                             ---------      ---------
       Total current assets                                      2,374          1,524

Equipment and leasehold improvements, net (note 4)               7,204          4,635
Other assets                                                        71             53
                                                             ---------      ---------
       Total assets                                          $   9,649      $   6,212
                                                             ---------      ---------
                                                             ---------      ---------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt                      $     175      $       7
   Current maturities of capital lease obligations                 123             58
   Accounts payable                                                700            629
   Other accrued liabilities (note 5)                              372            230
                                                             ---------      ---------
       Total current liabilities                                 1,370            924

Long-term debt, excluding current maturities                       550              -
Obligations under capital leases, excluding
   current maturities                                              358            184
                                                             ---------      ---------
       Total liabilities                                         2,278          1,108

Stockholders' equity:
   Preferred stock (note 6)                                          2              2
   Common Stock - 9,807,575 shares outstanding on
       December 31, 1995 and 9,051,325 shares issued
       on March 31, 1995                                            49             45
   Additional paid-in capital                                   12,720         12,216
   Accumulated deficit                                          (5,400)        (7,129)
                                                             ---------      ---------
                                                                 7,371          5,134
   Less - Treasury stock, 30,000 common shares at cost               -            (30)
                                                             ---------      ---------
       Total stockholders' equity                                7,371          5,104
                                                             ---------      ---------

             Total liabilities and stockholders' equity      $   9,649      $   6,212
                                                             ---------      ---------
                                                             ---------      ---------



          See accompanying notes to consolidated financial statements.

                              CYANOTECH CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                   Three months ended            Nine months ended
                                                      December 31,                  December 31,
                                                 ---------------------        ----------------------
                                                  1995           1994            1995          1994
                                               --------       --------       --------       --------
NET SALES                                        $2,348           $948         $5,972         $2,921
COST OF PRODUCT SALES                             1,051            540          2,784          1,582
                                               -----------------------------------------------------
     Gross Profit                                 1,297            408          3,188          1,339
                                               --------       --------       --------       --------
OPERATING EXPENSES:
   Research and development                          85             39            243             93
   General and administrative                       340            167            862            504
   Sales and marketing                              130             75            302            208
                                               --------       --------       --------       --------

     Total operating expenses                       555            281          1,407            805
                                               --------       --------       --------       --------

     Income from operations                         742            127          1,781            534
                                               --------       --------       --------       --------

OTHER INCOME (EXPENSE):
   Interest income                                    9              4             19             12
   Interest expense                                 (32)            (4)           (63)           (19)
   Other income, net                                  -              3              -             13
   Proportionate share of
     loss of joint venture                            -              -              -            (37)
                                               --------       --------       --------       --------

     Total other income (expense)                   (23)             3            (44)           (31)
                                               --------       --------       --------       --------
Net income before income taxes                      719            130          1,737            503
Provision for income taxes                           (8)             -             (8)             -
                                               --------       --------       --------       --------

NET INCOME                                         $711           $130         $1,729           $503
                                               --------       --------       --------       --------
                                               --------       --------       --------       --------

NET INCOME PER COMMON SHARE                       $0.05          $0.01          $0.12          $0.04
                                               --------       --------       --------       --------
                                               --------       --------       --------       --------

Weighted average number of common
     shares outstanding and
     common stock equivalents (note 3)           14,581         14,036         14,452         13,907
                                               --------       --------       --------       --------
                                               --------       --------       --------       --------



           See accompanying notes to consolidated financial statements

                              CYANOTECH CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                 Nine Months Ended
                                                             ---------------------------
                                                             December 31,   December 31,
                                                                 1995           1994
                                                             ------------   ------------
   CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income                                              $1,729           $503
        Adjustments to reconcile net income to net
          cash provided by operating activities:
             Proportionate share of loss of joint venture            -             37
             Depreciation and amortization                         356            234
             Net (increase) decrease in:
                 Accounts receivable                              (643)            (5)
                 Inventories                                       100            (43)
                 Prepaid expenses and other assets                 (45)           (40)
             Net increase (decrease) in:
                 Accounts payable                                   71           (152)
                 Other accrued liabilities                         142             45
                                                             ---------      ---------

   Net cash provided by operating activities                     1,710            579
                                                             ---------      ---------

   CASH FLOWS FROM INVESTING ACTIVITIES:
        Investment in equipment and leasehold improvements      (2,622)          (982)
        Investment in joint venture                                  -            (37)
                                                             ---------      ---------



   Net cash used in investing activities                        (2,622)        (1,019)
                                                             ---------      ---------

   CASH FLOWS FROM FINANCING ACTIVITIES:
        Net proceeds from issuance of common stock                 538            174
        Proceeds from issuance of long-term debt                   750              -
        Principal payments on capital lease obligations            (64)           (38)
        Principal payments on long-term debt                       (32)           (10)
                                                             ---------      ---------

   Net cash provided by financing activities                     1,192            126
                                                             ---------      ---------

   Net increase (decrease) in cash and cash equivalents            280           (314)
   Cash and cash equivalents at beginning of period                496            866
                                                             ---------      ---------

   Cash and cash equivalents at end of period                     $776           $552
                                                             ---------      ---------
                                                             ---------      ---------

   SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
      AND FINANCING ACTIVITIES:
        Purchase of equipment under
           capital lease obligation                               $303           $167
                                                             ---------      ---------
                                                             ---------      ---------


          See accompanying notes to consolidated financial statements.

                              CYANOTECH CORPORATION
                                   FORM 10-QSB
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1995


1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements and notes should be read in conjunction with the Company's financial statements contained in the Company's previously filed report on Form 10-KSB for the year ended March 31, 1995.

     The Company consolidates enterprises in which it has a controlling financial interest. The accompanying consolidated financial statements include the accounts of Cyanotech Corporation and its wholly-owned subsidiary, Nutrex, Inc. All significant intercompany balances and transactions have been eliminated in consolidation. While the financial information furnished for the three and nine month periods ended December 31, 1995 is unaudited, the statements in this report reflect all material items which, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the dates of the consolidated balance sheets. The operating results for the interim period presented are not necessarily indicative of the results that may be expected for the year ending March 31, 1996.



2.   INVENTORIES

     Inventories are stated at the lower of cost (which approximates first-in, first-out) or market and consist of the following (dollars in thousands):

                                       December 31,          March 31,
                                         1995                  1995
                                       -----------          -----------
          Raw materials                 $    67              $    29
          Work in process                   105                  105
          Finished goods                     33                  171
          Supplies                           70                   70
                                        -------              -------
                                        $   275              $   375
                                        -------              -------
                                        -------              -------

                              CYANOTECH CORPORATION
                                   FORM 10-QSB
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

3.   NET INCOME PER COMMON SHARE INFORMATION

     Net income per common share for the three and nine month periods ended December 31, 1995 and 1994 is computed based on net income after preferred stock dividend requirements and the weighted average number of common shares outstanding during the period, adjusted to reflect the assumed exercise of outstanding stock options and warrants and the conversion of preferred stock to the extent these items had a dilutive effect on the computation. Primary and fully diluted net income per common share herein are the same.

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

                                               December 31,   March 31,
                                                  1995          1995
                                               -----------    ----------

  Equipment                                    $  2,995       $  2,622
  Leasehold improvements                          6,028          3,648
  Furniture and fixtures                             36             31
  Equipment under capital lease                     602            299
                                               --------       --------
                                                  9,661          6,600
  Less accumulated depreciation
    and amortization                             (2,895)        (2,539)
  Construction in-progress                          438            574
                                               --------       --------
  Equipment and leasehold improvements, net    $  7,204       $  4,635
                                               --------       --------
                                               --------       --------

                              CYANOTECH CORPORATION
                                   FORM 10-QSB
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

5.   OTHER ACCRUED LIABILITIES

     Other accrued liabilities as of December 31, 1995 and March 31, 1995 consist of the following (dollars in thousands):


                                               December 31,    March 31,
                                                  1995           1995
                                               --------        -------
  Accrued payroll and related benefits          $   269        $   126
  Accrued directors' fees                            30             35
  Deposits                                            -             26
  Other accrued expenses                             73             43
                                                -------        -------
                                                $   372        $   230
                                                -------        -------
                                                -------        -------


6.   PREFERRED STOCK

     Preferred stock as of December 31, 1995 and March 31, 1995 consists of the following (dollars in thousands, except per share amounts):


                                                        December 31,    March 31,
                                                           1995           1995
                                                        -----------     ---------

Perferred stock, authorized 5,000,000
shares; $.001 par value, issued
and outstanding:

Series A, 12% cumulative;
   1,250,000 shares on December 31, and March 31,
   1995; liquidation value $.40 per share
   plus unpaid accumulated dividends                      $     1        $     1
Series B, 12% cumulative; nil shares on
   December 31, 1995; 12,500 shares on
   March 31, 1995; liquidation value
   value $.40 per share plus unpaid
   accumulated dividends                                        -            - *
Series C, 8% cumulative, convertible;
   734,977 shares on December 31, and
   March 31, 1995; liquidation value $5.00
   per share plus unpaid accumulated dividends                  1              1
                                                          -------        -------

                                                          $     2        $     2
                                                          -------        -------
                                                          -------        -------


 * Amounts are less than $.5

                              CYANOTECH CORPORATION
                                   FORM 10-QSB
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

7.   ACCOUNTING CHANGES

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future cash flows derived from as asset is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of that loss would be based on the fair value of the asset.

     Generally, SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell.

     The provisions of SFAS No. 121 must be adopted by the Company no later than April 1, 1996. The Company has not determined when it will adopt the provisions of SFAS No. 121 but does not expect the adoption to have a material effect on the Company's consolidated financial condition or results of operations.

     In October 1995, the Financial Accounting Standards Board issued SFAS No. 123 "Accounting for Stock-Based Compensation." SFAS No. 123 establishes a new, fair value based method of measuring stock-based compensation, but does not require an entity to adopt the new method for preparing its basic financial statements. For entities not adopting the new method for preparing basic financial statements, SFAS No. 123 requires disclosure in the footnotes of pro forma net earnings and earnings per share information as if the fair value based method had been adopted. Adoption of SFAS No. 123 is required no later than the Company's year ending March 31, 1997. The disclosure requirements of SFAS No. 123 are effective for financial statements for fiscal years beginning after December 31, 1995.

                              CYANOTECH CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Substantially all of the Company's resources are currently dedicated to the production of SPIRULINA PACIFICA, a nutritional microalgae. The Company sells SPIRULINA PACIFICA to health food manufacturers, health food distributors and retail consumers on a worldwide basis. Through the application of its Integrated Culture Biology Management ("ICBM") technology, the Company maintains continuous algae cultures and produces a new crop from each of its 45 algal culture ponds (aggregating approximately 28 acres) approximately every week.

      Since 1993 the Company has been capacity constrained, with demand for its SPIRULINA PACIFICA exceeding the Company's production capabilities. A majority of the Company's net sales are derived from the Company's bulk SPIRULINA PACIFICA products, which have lower associated gross profit (measured in dollars) but higher associated gross margin (measured as a percentage of net sales) than the Company's packaged consumer products. Accordingly, an increase in the percentage of net sales attributable to bulk SPIRULINA PACIFICA products would increase the Company's gross margin. Conversely, an increase in the percentage of the Company's net sales attributable to the Company's packaged consumer products would decrease its gross margin. The Company expects that its product mix will vary from period to period, and a decrease in orders from a customer such as the Company's largest current customer which purchases only packaged consumer products could require the Company to reallocate greater portions of its production capacity to its bulk SPIRULINA PACIFICA products. In such event, the Company expects that its gross margin would be favorably impacted but that its earnings would be adversely affected.

     The Company is currently producing SPIRULINA PACIFICA at full capacity. There can be no assurance that the favorable supply/demand characteristics of the market for SPIRULINA PACIFICA will continue. In order to meet the increasing demand for the Company's Spirulina products, the Company completed construction of six additional 36,000 square foot algal culture ponds during December 1995, bringing the total number of ponds to 45. The Company is currently constructing six additional such ponds and installing the associated equipment. This work is expected to be completed by late-February 1996 and full production attained by early-March 1996.

RESULTS OF OPERATIONS

     THREE MONTHS ENDED DECEMBER 31, 1995 AND 1994

     NET SALES

     Net sales for the three months ended December 31, 1995 increased 148% to $2,348,000 from the $948,000 reported for the three months ended December 31, 1994. The increase is attributable to increased prices, significantly higher production and sales of bulk Spirulina powder and tablets and increased sales of packaged consumer products, which carry a higher sales price than bulk Spirulina Pacifica products. The increased production is a result of the Spirulina production expansions that were completed in September 1995.

     GROSS PROFIT

     Gross profit represents net sales less the cost of goods sold, which includes the cost of materials, manufacturing overhead costs, direct labor expenses and depreciation and amortization. The Company's gross profit increased 218% to $1,297,000 for the three months ended December 31, 1995 from $408,000 in the comparable period of 1994 and increased 17% from $1,110,000 in the immediately preceding quarter. The Company's gross margin was 55.2% for the three months ended December 31, 1995 compared to 43.0% for the comparable period of 1994. This increase is attributable to expanded production capacity and the resulting increase in efficiency during the current quarter.

     OPERATING EXPENSES

     Operating expenses were $555,000 for the three months ended December 31, 1995, an increase of 97.5% from $281,000 in the comparable period of 1994, and represented 23.6% of net sales compared to 29.6% of net sales for the three months ended December 31, 1994. The improvement as a percentage of net sales is attributable to expanded production capacity and the resulting increase in efficiency during the current quarter.

     RESEARCH AND DEVELOPMENT. Expenditures for research and development increased to $85,000, or 3.6% of net sales, for the three months ended December 31, 1995, from $39,000, or 4.1% of net sales, from the comparable period of 1994. The increase from the prior year is primarily the result of the research work being done on beta carotene products for the joint venture partnership with Hauser Chemical Research, Inc. ("Hauser") and on the astaxanthin product. Research and development costs are expected to increase further during fiscal 1996 and through fiscal 1997 as the Company continues work on the development of astaxanthin, a genetically engineered mosquitocide, and other microalgae products.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses increased to $340,000, or 14.5% of net sales, for the three months ended December 31, 1995, from $167,000, or 17.6% of net sales, from the comparable period of 1994. This increase was due to the payment of associate incentive bonuses indexed to the Company's profitability during the three months ended December 31, 1995, and higher insurance costs.

     SALES AND MARKETING. Sales and marketing expenses increased to $130,000, or 5.5% of net sales, for the three months ended December 31, 1995, from $75,000, or 7.9% of net sales, for the comparable period of 1994. Sales and marketing expenses for the third quarter ended December 31, 1995 increased 73% primarily due to expenses related to the increasing domestic and international marketing efforts and higher payroll related expenditures.

     The Company recorded $581,000 more net income for the third quarter of fiscal 1996 than for the comparable period of fiscal 1995. The increased net income in the three month period was primarily due to higher Spirulina production and sales and the resulting increase in gross profit margin.

     NINE MONTHS ENDED DECEMBER 31, 1995 AND 1994

     NET SALES

     Net sales for the nine months ended December 31, 1995 increased 104% to $5,972,000 from the $2,921,000 reported for the nine months ended December 31, 1994. The increase is attributable to increased prices, increased sales of bulk Spirulina powder and tablets and increased sales of packaged consumer products. The increased production is a result of the Spirulina production expansions that were completed in October 1994 and May 1995. Due to the Company's capacity constraints, it has not been able to accept any major new customer since March 1995. However, approximately $1,982,000 of the period to period increase resulted from increased sales to the Company's largest customer, a Hong Kong-based natural products marketing and distribution company which purchases packaged consumer products for private label resale.

     International Sales represented 56% and 39% of total net sales for the nine months ended December 31, 1995 and 1994, respectively. The increase is attributable principally to the Company's increasing emphasis on developing international markets and higher sales of packaged consumer products into Asian retail markets.

     GROSS PROFIT

     Gross profit represents net sales less the cost of goods sold, which includes the cost of materials, manufacturing overhead costs, direct labor expenses and depreciation and amortization. The Company's gross profit increased 138.1% to $3,188,000 for the nine months ended December 31, 1995 from $1,339,000 in the comparable period of 1994. The Company's gross margin was 53.4% for the nine months ended December 31, 1995 compared to 45.8% for the comparable period of 1994. This increase in gross margin was primarily attributable to higher prices and higher production levels resulting in the absorption of fixed manufacturing overhead costs over a significantly increased sales volume during the period.

     OPERATING EXPENSES

     Operating expenses were $1,407,000 for the nine months ended December 31, 1995, an increase of 74.8% from $805,000 in the comparable period of 1994, and represented 23.6% of net sales compared to 27.5% of net sales for the nine months ended December 31, 1994. The improvement as a percentage of net sales is attributable to increased sales for the nine months ended December 31, 1995.

     RESEARCH AND DEVELOPMENT. Expenditures for research and development increased to $243,000, or 4.1% of net sales, for the nine months ended December 31, 1995, from $93,000, or 3.2% of net sales, for the comparable period of 1994. The increase from the prior period was primarily the result of the research work being done on natural beta carotene products for the joint venture partnership with Hauser and on astaxanthin. Research and development costs are expected to increase further during fiscal 1996 and through fiscal 1997 as the Company continues work on the development of astaxanthin product and the genetically engineered mosquitocide and other algae products.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses increased to $862,000, or 14.4% of net sales, for the nine months ended December 31, 1995, from $504,000, or 17.2% of net sales, from the comparable period of the prior year. This increase in absolute dollars was due to the payment of associate incentive bonuses indexed to the Company's profitability during the nine months ended December 31, 1995, higher insurance costs and compensation expense associated with grants of Common Stock to non-employee directors.

     SALES AND MARKETING. Sales and marketing expenses increased to $302,000, or 5.1% of net sales, for the nine months ended December 31, 1995, from $208,000, or 7.1% of net sales, for the comparable period of the prior year. The increase was primarily due to higher payroll and travel expenditures. The Company anticipates that sales and marketing expenses will increase during the remainder of the year ending March 31, 1996 and in future years as the Company increases its marketing efforts both domestically and internationally.

     PROPORTIONATE SHARE OF LOSS FROM JOINT VENTURE

     Proportionate share of loss from joint venture represents the Company's 50% ownership interest in a joint venture with Aquasearch, Inc. for the development of astaxanthin. The loss in the nine months ended December 31, 1994 represents services and facilities and equipment use that was contributed to the joint venture by the Company. The joint venture was terminated in November 1994 by mutual consent and the Company has no further obligation under the joint venture arrangement.

     INCOME TAXES

     The tax liability of $7,500 in the nine months ended December 31, 1995 represents alternative minimum tax payable. The Company made no provision for income taxes for the nine months ended December 31, 1994 due to the utilization of tax net operating loss carry forwards. As of March 31, 1995, net tax operating loss and tax carryforwards amounted to $6.8 million and $140,000, respectively. Subject to certain limitations and differences between federal and state tax laws, the Company expects to apply these carryforwards to taxable income and/or income taxes in the year ending March 31, 1996 and in future years until such carryforwards are fully utilized or expire unutilized.

LIQUIDITY AND CAPITAL RESOURCES

     In recent periods, the Company has met its operating and capital requirements from cash flow from operating activities, additional borrowings and proceeds from the exercise of warrants and stock options. The Company's cash and cash equivalent balance increased by $280,000 during the nine months ended December 31, 1995. The increase was primarily due to increased profit levels, borrowings from two customers, and proceeds from the exercise of stock warrants and options. Major uses of cash during the nine months ended December 31, 1995 included $643,000 in additional accounts receivable to support the higher sales level, and $2,622,000 in additional investment in ponds and equipment to increase Spirulina production capacity. Largely as a result of the increase in cash and accounts receivable, working capital increased $404,000 during the nine months ended December 31, 1995. The Company presently estimates that its existing cash balances, together with cash expected to be provided by operations, will be sufficient to fund its current and planned operations and capital expenditures. The Company has current commitments for capital expenditures totaling $1,120,500. As of the date of this report, the Company has no available bank credit lines.

ACCOUNTING CHANGES

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future cash flows derived from an asset is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of that loss would be based on the fair value of the asset. Generally, SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. The provisions of SFAS No. 121 must be adopted by the Company no later than April 1, 1996. The Company has not determined when it will adopt the provisions of SFAS No. 121 but does not expect adoption to have a material effect on the Company's consolidated financial condition of results of operations.

     In October 1995, the Financial Accounting Standards Board issued SFAS No. 123 "Accounting for Stock-Based Compensation." SFAS No. 123 establishes a new, fair value based method of measuring stock-based compensation, but does not require an entity to adopt the new method for preparing its basic financial statements. For entities not adopting the new method for preparing basic financial statements, SFAS No. 123 requires disclosure in the footnotes of pro forma net earnings and earnings per share information as if the fair value based method had been adopted. Adoption of SFAS No. 123 is required no later than the Company's year ending March 31, 1997. The Company has not yet determined if it will adopt the fair value based method of accounting for stock-based compensation for purposes of preparing its basic financial statements.

               PART II. OTHER INFORMATION



Item 6.   Exhibits and Reports on Form 8-K

               (a)    The following exhibits are furnished with this report:

               3.1    Bylaws of the Registrant, as amended.

               10.1 Sub-Lease Agreement between the Company and The Natural Energy Laboratory of Hawaii Authority dated December 29, 1995.

               10.2 Supply and Exclusive Marketing Agreement between the Company and Nutrition Gandalf dated July 8, 1994. Confidential portions of this exhibit have been omitted and filed separately with the Commission.

               10.3 Term Loan Agreement dated July 11, 1995 between Satoshi Sakurada and the Company.

               10.4 Management Incentive Plan dated May 18, 1995. Confidential portions of this exhibit have been omitted and filed separately with the Commission.

               27     Financial Data Schedule

          (b)  Reports on Form 8-K

               No reports on Form 8-K were filed during the quarter ended December 31, 1995.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              CYANOTECH CORPORATION (Registrant)



 February 14, 1996            By: /s/   Gerald R. Cysewski
-------------------               -----------------------------------------
    (Date)                              Gerald R. Cysewski
                                        Chairman of the Board,
                                        President and Chief Executive Officer



                              By: /s/   Ronald P. Scott
                                  -----------------------------------------
                                        Ronald P. Scott
                                        Executive Vice President - Finance &
                                        Administration, Secretary and Treasurer
                                        (Principal Financial and
                                        Accounting Officer)