Form 10QSB/A
period 1995-12-31
CYANOTECH CORP
filed 1996-03-14
CIK 768408

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB/A

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

                              CYANOTECH CORPORATION
                                   FORM 10-QSB/A

                                      INDEX



PART II.  OTHER INFORMATION

                                                                                         Page
                                                                                         ----



Item 6.   Exhibits and Reports on Form 8-K.................................................3

SIGNATURES . . ............................................................................4

               PART II. OTHER INFORMATION



Item 6.   Exhibits and Reports on Form 8-K

               (a)    The following exhibits are furnished with this report:

                3.1   Bylaws of the Registrant, as amended.

               10.1 Sub-Lease Agreement between the Company and the Natural Energy Laboratory of Hawaii Authority dated December 28, 1995.

               10.2 Supply and Exclusive Marketing Agreement between the Company and Nutrition Gandalf dated July 8, 1994. Confidential portions of this exhibit have been omitted and filed separately with the Commission.

               10.3 Term Loan Agreement dated July 11, 1996 between Satoshi Sakurada and the Company.

               10.4 Management Incentive Plan dated May 18, 1995. Confidential portions of this Exhibit have been omitted and filed separately with the Commission.

                 27   Financial Data Schedule.

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



  March 14, 1996              By: /s/   Gerald R. Cysewski
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