Form 10KSB
period 1996-03-31
CYANOTECH CORP
filed 1996-07-01
CIK 768408

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the fiscal year ended March 31, 1996           Commission file 0-146-02

                              CYANOTECH CORPORATION
             (Exact name of Registrant as specified in its charter)

           NEVADA                                              91-1206026
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)




         73-4460 Queen Kaahumanu Hwy., Suite 102, Kailua-Kona, HI 96740
                    (Address of principal executive offices)

                                 (808) 326-1353
                         (Registrant's telephone number)

      Securities registered pursuant to Section 12(b) of the Exchange Act:
                                      NONE
      Securities registered pursuant to Section 12(g) of the Exchange Act:

                                 Title of class
                                 --------------
                     Common Stock, Par value $.005 per share

Check whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
         --    --

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. ____

The registrant's revenues for the fiscal year ended March 31, 1996 were $8,081,000.

     At June 24, 1996, the aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant was approximately $71,060,898.

     At June 24, 1996, the number of shares outstanding of registrant's Common Stock was 12,657,270.


                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement to be filed with the Securities and Exchange Commission on or prior to July 26, 1996 and to be used in connection with the Annual Meeting of Shareholders expected to be held September 19, 1996 are incorporated by reference in Part III of this Form 10-KSB.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

     Except for historical information contained herein, the matters discussed in this report contain forward looking statements that involve risks and uncertainties that could cause results to differ materially.

GENERAL

     Cyanotech develops and commercializes natural products from microalgae. The Company is currently producing microalgae products for the nutritional supplement and immunological diagnostics markets and is also developing microalgae-based products for the aquaculture feed/pigments, biopesticide and food coloring markets. Microalgae are a diverse group of over 30,000 species of microscopic plants which have a wide range of physiological and biochemical characteristics and naturally contain high levels of nutrients. Microalgae represent a largely unexplored and unexploited renewable natural resource, which grow much faster than land-based plants. Under favorable growing conditions, certain microalgae produce a new crop every week. Cyanotech has designed, developed and implemented proprietary production and harvesting technologies, systems and processes which eliminate many of the stability and contamination problems frequently encountered in the production of microalgae. The Company believes its technologies, systems, processes and favorable growing location permit year-round harvesting of its microalgal products in a cost effective manner. The Company believes that these accomplishments have not been equaled by any other company, university or research institute.

     Cyanotech's principal revenues are derived from sales of microalgae-based "Spirulina" products for the vitamin and supplement market. SPIRULINA PACIFICA is a unique strain of Spirulina developed by Cyanotech which provides a vegetable-based, highly absorbable source of natural beta carotene, mixed carotenoids and other phytonutrients, B vitamins, gamma linolenic acid ("GLA"), protein and essential amino acids. The Company believes its Hawaiian SPIRULINA PACIFICA has achieved high brand identity among both wholesale and retail customers, and that the Company's products have better taste, more consistent color and greater concentrations of natural beta carotene than competing Spirulina products. Cyanotech currently markets its products in the United States and twelve other countries through a combination of retail, wholesale, and private label channels, and plans to market new products either directly or through strategic alliances where appropriate.

     Cyanotech maintains an environmentally responsible philosophy in the development and production of its products, using natural production methods and resources which employ extensive recycling of raw materials and nutrients. The Company believes that these recycling methods result in substantially lower operating costs. The Company's production system operates without the use of pesticides and herbicides, and does not create erosion, fertilizer runoff or water pollution. The Company believes that it is the only producer of microalgae to receive organic certification.

     The Company is incorporated in Nevada. Its principal executive offices are located at 73-4460 Queen Kaahumanu Highway, Suite 102, Kailua-Kona, Hawaii 96740, and its telephone number is (808) 326-1353. Unless otherwise indicated, all references in this report to the "Company" and "Cyanotech" refer to Cyanotech Corporation, a Nevada corporation, and its wholly owned subsidiary, Nutrex, Inc.

     SPIRULINA PACIFICA-TM-, OCEAN-CHILL DRYING-TM-, HAWAIIAN ENERGIZER-TM- and NUTREX-TM- are trademarks of the Company. SPIRULINA PACIFICA is a registered trademark of the Company in Japan. The SPIRULINA PACIFICA logo is a registered trademark of the Company in the United States.

INDUSTRY BACKGROUND

     Microalgae are a diverse group of microscopic plants that have a wide range of physiological and biochemical characteristics and naturally contain, among other things, high levels of proteins, amino acids, vitamins, pigments and enzymes. Microalgae grow extremely fast, making it possible to harvest a new crop every week utilizing optimal culture and processing technologies. The raw materials required for microalgae growth are abundant and include sunlight, carbon dioxide and agricultural fertilizers.

     Research on potential uses of microalgae began in the early 1900s and intensified after World War II. One of the first comprehensive reviews on applications of microalgae and methods to grow microalgae was in ALGAL CULTURE FROM LABORATORY TO PILOT PLANT, published by the Carnegie Institute in 1953. Most early work centered on microalgae as a food and this theme was carried into recent work by NASA, which continues to examine microalgae as a source of food as well as a means to remove carbon dioxide and generate oxygen in outer space. Current industry and university research is directed at identifying unique compounds produced by microalgae for the fine chemical and pharmaceutical markets.

     Over 30,000 species of microalgae are known to exist and represent a largely unexplored and unexploited renewable natural resource. Microalgae has the following properties that make commercial production attractive:
(1) microalgae grow much faster than land grown plants; (2) microalgae have a uniform cell structure with no bark, stems, branches or leaves, which permits easier extraction of products and higher utilization of the microalgae cells;
(3) cellular uniformity also makes it practical to manipulate and control growing conditions in order to optimize a particular cell characteristic;
(4) microalgae contain a wide array of vitamins and other important nutrients; and (5) microalgae contain natural pigments and are a potential source of medical products.

     Commercial applications for these microscopic plants include nutritional products, diagnostic products, aquaculture feed/pigments, natural food colorings and research grade chemicals. The Company believes that microalgae could potentially be used for other commercial applications, including genetically engineered products for the biopesticide and pharmaceutical industries. The most significant microalgae products produced today are algae utilized as food supplements. These include forms of Spirulina, Chlorella, lake grown blue green algae and natural beta carotene from DUNALIELLA SALINA. These microalgae food supplements contain, in varying degrees, highly absorbable sources of phytonutrients including mixed carotenoids, B vitamins, GLA, protein and essential amino acids. Published scientific animal studies suggest that increased levels of some of these natural compounds in the diet may reduce the risk of many types of cancer and strengthen the immune system. The Company believes that demand for these microalgae products has increased as the benefits of plant-based nutrients, commonly known as "green superfoods," are beginning to receive promotion in retail markets outside the health food community.

     While many unique compounds have been identified in microalgae, the efficient and cost effective commercial production of microalgae is elusive. Many microalgae culture systems have been designed and tested and failed over the last 20 years. Because microalgae produced for food supplements is typically cultivated and harvested outdoors, production is affected significantly by climate, weather conditions and the chemical composition of the culture media. Without consistent sunlight, warm temperature, low rainfall and proper chemical balance, microalgae will not grow as quickly, resulting in longer harvesting cycles, decreased pond utilization and increased cost. Furthermore, microalgal growth requires a nutrient rich environment. The high nutrient levels in the ponds promote the growth of unwanted organisms, or "weeds," if the chemical composition of the ponds changes from its required balance. Once contamination occurs, a pond must be emptied, cleaned and restarted, a process that further decreases pond utilization and increases production costs.

     Microalgae producers also face relatively high harvesting and processing costs, particularly with respect to the energy costs required to dry the microalgae prior to packaging and the labor required throughout the harvesting and processing cycles. Once harvested, microalgal cells contain from 85% to 95% water. The high water content is due to internal water in the cells that cannot be removed by mechanical means. The Company estimates that the cost of conventional heat-based microalgae drying processes represents approximately 30% of total production cost. Most drying systems also damage or destroy oxygen sensitive nutrients in the finished microalgae products.


TECHNOLOGY

     Cyanotech has designed, developed and implemented proprietary production and harvesting technologies, systems and processes which reduce many of the stability and contamination problems frequently encountered in the production of microalgae. This proprietary production system is known as Integrated Culture Biology Management ("ICBM"). Through the application of this technology, Cyanotech's ponds are in production year-round without any significant loss in productivity due to contamination. The Company believes that such an accomplishment remains unique to Cyanotech. Certain aspects of the ICBM technology are also applicable to producing other microalgae products which the Company currently has under development. The Company believes that its ICBM technology combined with the climate conditions at its production facility in Hawaii make it a cost-effective producer of premium Spirulina products.

     In addition to the advantages of its ICBM technology, Cyanotech has developed a patented system for the recovery of carbon dioxide from its drying system exhaust gas, called OCEAN-CHILL DRYING. Since microalgae are essentially microscopic "plants," they require sunlight, water, carbon dioxide and nutrients for optimal growth. By recovering carbon dioxide that would otherwise be released into the atmosphere, the Company is able to divert the recovered carbon dioxide back to the algae cultures to nourish the growing algae. The Company believes that this process provides it with a significant cost advantage over other microalgae producers who must purchase carbon dioxide. OCEAN-CHILL DRYING also dries microalgal products in a low oxygen environment which protects oxygen sensitive nutrients. In addition, Cyanotech has developed an automated Spirulina processing system, which enables a single operator to harvest and produce dried Spirulina powder.

     Another major advantage for the Company is the location of its production facility at the Hawaii Ocean Science and Technology ("HOST") Park at Keahole Point, Hawaii. The Company believes that the combination of consistent warm temperature, abundant sunlight, and low rainfall at this facility makes this a favorable location for economically cultivating microalgae on a large scale. The Company believes that in contrast to its facility, other microalgae production facilities located in areas lacking these characteristics stop producing microalgae for up to four months a year because of unfavorable climate or weather conditions.

     At the HOST Park, the Company has access to cold, clean, deep sea water that is pumped up from a depth of 2,000 feet. This sea water is used both as a source of nutrients for microalgae culture and as a cooling agent in the OCEAN-CHILL DRYING process. Additionally, Cyanotech's facility has access to a complete industrial infrastructure and is located 30 miles from a deep water port and adjacent to an airport. The Company believes that the combination of its ICBM technology, favorable growing location, year-round production capability, OCEAN-CHILL DRYING process and automated processing system can be successfully applied to the large-scale cultivation of other species of microalgae that may be identified for commercial applications. The Company is currently conducting pilot production work on natural astaxanthin, a red pigment used primarily in the aquaculture industry to impart pink color to the flesh of pen-raised fish and shrimp. Among the Company's other microalgae products under development are a genetically engineered mosquitocide. See "Patents, Licenses and Trademarks."


STRATEGY

     The Company's objective is to be the leading developer and producer of microalgal products in its existing and future markets. The Company seeks to achieve this objective through the following strategies:

     - INCREASE THE COMPANY'S SPIRULINA MARKET SHARE. The Company intends to increase its world market share for Spirulina by expanding channels of distribution, expanding geographically and locating new potential markets for Spirulina. The Company plans to expand domestic sales and marketing efforts for its Nutrex products and private label packaged products, and to explore mass marketing opportunities for Spirulina based products. The Company's products are sold in twelve foreign countries and the Company is investigating ways to expand the global presence of its products, including through the addition of foreign distributors. The Company is investigating potential additional uses for Spirulina. To this end, the Company intends to fund limited clinical trials on the effects of Spirulina on arthritis and the immune system, and to fund studies for the use of Spirulina as a premium animal feed.

     - PROMOTE BRAND UNIQUENESS AND PACKAGED PRODUCTS. Cyanotech is the only Hawaiian producer of Spirulina and has developed a unique strain of Spirulina marketed as "SPIRULINA PACIFICA." The private label customers also promote the brand uniqueness of Hawaiian Spirulina, which the Company believes provides competitive differentiation in the marketplace. The Company plans to increase marketing emphasis on packaged products, which generally have higher associated gross profit per pound than bulk products. The Company believes that it is the only producer of microalgae to receive organic certification.

     - INCREASE BREADTH OF PRODUCT OFFERINGS. The Company is developing and plans to develop other products from microalgae, utilizing, in part, its current production technologies. These products include aquaculture feed/pigments and biopesticides. The Company is currently conducting pilot production work on natural astaxanthin, a red pigment used primarily in the aquaculture industry to impart pink color to the flesh of pen-raised fish and shrimp. Among the Company's other products under development are a genetically engineered mosquitocide.

     - ESTABLISH STRATEGIC ALLIANCES. The Company intends to market new and existing products through strategic alliances where appropriate. The Company believes that these alliances will allow it to focus on its core business as a microalgal producer and to gain access to broader markets. For example, the Company is currently discussing a strategic alliance for its proposed natural astaxanthin product with a major aquaculture feed formulator.

     - CONTINUE IMPROVEMENT UPON PRODUCTION METHODOLOGIES. Cyanotech intends to continue to improve upon its ICBM proprietary production system and OCEAN-CHILL DRYING system and apply certain of those technologies in the development of additional microalgae-based products for the aquaculture feed/pigments, biopesticide, food coloring and nutrition markets, as well as other potential commercial uses.

     - PROMOTE ENVIRONMENTAL RESPONSIBILITY. Cyanotech has a strong commitment to the environment. The Company's production system recovers carbon dioxide from its drying system exhaust gas, recycles 100% of the growing media, operates without the use of pesticides or herbicides, and does not create erosion, fertilizer runoff or water pollution. The Company believes that these recycling methods result in significantly lower operating costs.


PRODUCTS AND PRODUCT CANDIDATES

     The following table summarizes the market applications and current status of the Company's current products and products under development.


                                   MARKET APPLICATION               STATUS
CURRENT PRODUCTS:
   SPIRULINA PACIFICA Powder       Health and nutrition             Domestic and international
                                                                    wholesale and retail sales

   SPIRULINA PACIFICA Tablets      Health and nutrition             Domestic and international
                                                                    wholesale and retail sales

   SPIRULINA PACIFICA Flakes       Health and nutrition             Domestic retail sales

   HAWAIIAN ENERGIZER Sports       Health and nutrition             Domestic retail sales
     Drink Powder

   HAWAIIAN ENERGIZER Tablets      Health and nutrition             Domestic retail sales

   Phycobiliproteins               Immunological diagnostics        Domestic and international sales

PRODUCTS UNDER DEVELOPMENT:
   Natural Astaxanthin             Aquaculture pigment              Pilot production in process

   Genetically Engineered          Pesticide                        Production system
     Mosquitocide                                                   development work expected
                                                                    to start by Mid-1996



PRODUCTS

SPIRULINA

     Cyanotech's principal product is a nutritional microalgae marketed as SPIRULINA PACIFICA, a unique strain of Spirulina developed by Cyanotech and sold worldwide to the health and natural foods market. SPIRULINA PACIFICA is a vegetable microalgae that is a highly absorbable source of natural beta carotene, mixed carotenoids and other phytonutrients, B vitamins, GLA, protein and essential amino acids. The Company believes SPIRULINA PACIFICA has greater concentrations of natural beta carotene, better taste and more consistent color than competing Spirulina products. The Company believes that it is the only Spirulina producer to have its products and processes certified organic.

     Spirulina is a naturally occurring microscopic plant which has been used for thousands of years as a food. Today, Spirulina is used by the health conscious consumer for a variety of immediate and long term effects. Spirulina is a good source of natural phytonutrients, including carotenoids and phycocyanin, among others. Published scientific animal studies suggest that increased levels of some of these natural compounds in the diet may reduce the risk of many types of cancer and strengthen the immune system.

     The Company produces SPIRULINA PACIFICA in three forms: powder, flake and tablets. Powder is used as an ingredient in health food drinks while flakes are used as a seasoning on salads and pasta. Tablets are consumed daily as a food supplement.

     The Company also produces and markets two products under the HAWAIIAN ENERGIZER name. HAWAIIAN ENERGIZER sports drink contains complex carbohydrates and vegetarian protein in combination with SPIRULINA PACIFICA, Bee Pollen and Siberian Ginseng. HAWAIIAN ENERGIZER tablets contain SPIRULINA PACIFICA, Bee Pollen and Siberian Ginseng.

     Since 1992, substantially all of the Company's net sales have been attributable to its SPIRULINA PACIFICA products. Sales of SPIRULINA PACIFICA products accounted for approximately 98% and 97% of the Company's net sales in each of the years ended March 31, 1996 and 1995 respectively. The Company believes that SPIRULINA PACIFICA products will continue to constitute a substantial portion of net sales. The Company plans to increase production of Spirulina products substantially in fiscal 1997 by using a portion of the net proceeds from a recent public offering of common stock to construct more Spirulina ponds and related Spirulina processing facilities. There can be no assurance that the market for Spirulina products in general, or the Company's SPIRULINA PACIFICA products in particular, will support the increased output anticipated from the Company's planned expansion. Any decrease in the overall level of sales of, or the prices for, the Company's SPIRULINA PACIFICA products, whether as a result of competition, change in consumer demand, increased worldwide supply of Spirulina or any other factors, would have a material adverse effect on the Company's business, financial condition and results of operations. The Company's Spirulina products are rich in natural beta carotene. Two large scale studies released in January 1996 on synthetic beta carotene indicated that certain health benefits previously associated with beta carotene generally do not exist in synthetic beta carotene. Although synthetic beta carotene has different properties from natural beta carotene, consumers' perception of beta carotene generally may be adversely affected by these and other studies. If consumer perceptions of the negative effects of synthetic beta carotene are extended to the Company's products which contain natural beta carotene, the Company's business, financial condition and results of operation could be materially adversely affected. See "Management's Discussions and Analysis of Financial Condition and Results of Operations" and "Competition."

  PHYCOBILIPROTEINS

     Cyanotech also produces phycobiliproteins which are sold to the medical and biotechnology research industry. Phycobiliproteins are highly fluorescent pigments purified from microalgae. Their spectral properties make them useful as tags or markers in many kinds of biological assays, such as flow cytometry, fluorescence immunoassays and fluorescence microscopy.

     The Company produces a line of four phycobiliprotein products with various spectral properties. R-phycoerythrin (RPE) is a red pigment used primarily in flow cytometry. Allo-phycocyanin (APC) is a blue pigment also used in flow cytometry, but typically in combination with RPE to form a fluorescent tandem phycobiliprotein conjugate which improves sensitivity. Cross-linked allo-phycocyanin (XL-APC) is a stabilized form of APC which can be used in very diluted solution without problems of degradation. C-phycocyanin (CPC) is also a blue pigment and, although not used extensively in cytometry, has potential applications in food and cosmetics coloring. Sales of phycobiliproteins accounted for less than 2% of the Company's net sales for the fiscal year ended March 31, 1996. The Company anticipates that sales of phycobiliproteins will not be material in future periods.


PRODUCTS UNDER DEVELOPMENT

     Two products are under active development by Cyanotech: natural astaxanthin and a genetically engineered mosquitocide.


  NATURAL ASTAXANTHIN

     Astaxanthin is a red pigment used primarily in the aquaculture industry to impart pink color to the flesh of pen-raised fish and shrimp. For example, without astaxanthin in their diet, the flesh of pen-raised salmon is white and has a limited market. The astaxanthin market currently is dominated by synthetic astaxanthin produced from petrochemicals.

     The Company is currently discussing a strategic alliance for its natural astaxanthin with a major aquaculture feed formulator. The Company has also been working with this feed formulator to schedule feeding tests at a major salmon production facility. The Company began delivering limited amounts of natural astaxanthin product in March 1996.

     The Company plans to begin construction of a natural astaxanthin production facility by August of 1996. Natural astaxanthin is a new product for the Company and many production issues must be resolved prior to commercial production. There can be no assurance that the Company will resolve production issues or that the Company will successfully complete its pilot production scale studies of natural astaxanthin.

  GENETICALLY ENGINEERED MOSQUITOCIDE

     A genetically engineered mosquitocide was developed at the University of Memphis by a team under the direction of Professor Edward Stevens, Jr., who successfully cloned the toxin gene from BACILLUS THURINGINSIS VAR, ISRAELENSIS
(Bti) into the blue-green algae SYNECHOCOCCUS. The bacterial toxin of Bti is very specific to mosquitoes and black flies, while the blue-green algae is a food for mosquito larvae. The Company believes that when applied to a mosquito-infested body of water, the algae could act as an effective and environmentally safe means of control.

     In June 1995, Cyanotech signed an exclusive worldwide license agreement with the University of Memphis to manufacture and sell the genetically engineered mosquitocide. Development of a commercial production system is scheduled to start by mid-1996. In addition to being a nuisance, mosquitoes are carriers for viral encephalitis in the United States, and major carriers for a number of diseases throughout the world including malaria, yellow fever, dengue fever and filariasis. The Company is currently investigating the possible application of this technology to other biopesticides.

  NATURAL FOOD COLORINGS

     Natural beta carotene, a fat soluable pigment found in many plants, can be used as a yellow/orange coloring agent for margarine, cake mixes, soft drinks and other products. The Company believes that there are no other natural yellow/orange food colorings available today.

     In August 1994, Cyanotech and Hauser formed a joint venture partnership, BetaPharm International, to develop, produce and sell products derived from DUNALIELLA SALINA (natural beta carotene). If the results of the project warrant and market conditions dictate, the joint venture will proceed to obtain funding to commercialize the product.

  OTHER POTENTIAL PRODUCTS

     Many potential commercial substances have been identified in microalgae including amino acids, vitamins, fatty acids, pigments, enzymes, anti-bacterial agents and anti-viral agents. Cyanotech believes that it has, and is further developing, technology which will allow the Company to produce a variety of products from microalgae. Of particular interest to the Company is the production of natural colorants for use in foods and cosmetics and an expanded line of biopesticides through genetic manipulation of microalgae. Cyanotech believes that a large market may exist for these products, and that while government approval for such products is likely to be required, Cyanotech believes approval may be obtained in a shorter time period and with less expense than for pharmaceutical products. The Company believes that as new potential products are either identified in microalgae or genetically engineered into microalgae, it will be in a unique position to employ its proprietary and commercially proven technology for the cost effective production of these potential products.

Other than its Spirulina and phycobiliprotein products, the Company currently has no products available for commercial sale. The Company believes that its future success is substantially dependent on the expansion of the worldwide Spirulina market and the Company's ability to successfully develop and commercialize new products and penetrate new markets. There can be no assurance that the Company can successfully develop the foregoing products or any other additional products, that any such products will be capable of being produced in commercial quantities at reasonable cost, or that any such products will achieve market acceptance. The Company has little experience marketing its products directly and is generally dependent on the marketing skills and efforts of third parties. There can be no assurances as to whether the marketing efforts of such third parties will be successful or whether such third parties will eventually compete with the Company or assist the Company's competitors. Many other companies have significantly greater marketing and product development experience and resources to devote to marketing and product development than the Company. The Company has entered into, and expects to enter into additional, selected strategic alliances with third parties for product development and marketing. There can be no assurances regarding the performance of such third parties, or the overall success, if any, of such strategic alliances. The inability of the Company to successfully develop or commercialize these or any additional products would have a material adverse effect on the Company's business, financial condition and results of operations.

MANUFACTURING

  SPIRULINA

     Cyanotech began culturing SPIRULINA PACIFICA in 1985 at its present facility at the HOST Park. SPIRULINA PACIFICA is cultured in shallow, open ponds adjacent to the Pacific Ocean. Paddlewheels agitate the water, permitting even exposure of the algae to the sun. A combination of fresh water and nutrient-rich deep ocean water, drawn from a depth of 2,000 feet, is used to fill the Spirulina ponds. Ninety-six trace elements are supplied by deep ocean water. The other major components required for growing Spirulina are food-grade baking soda (sodium bicarbonate) and carbon dioxide.

     SPIRULINA PACIFICA is pumped from the culture ponds through underground pipes to a process building where it is screened for particulate matter and then separated by stainless steel screens from the culture medium. It is then washed three times with fresh water and vacuum filtered. SPIRULINA PACIFICA intended for use in powder and tablets is dried by a patented OCEAN-CHILL DRYING process. The Company uses deep ocean water in its OCEAN-CHILL DRYING process. The Company obtains the cold water from the HOST Park at a cost substantially less than the cost of generating the same cooling effect by refrigeration. The drying process takes approximately three seconds and results in a dark green powder with a consistency similar to flour. SPIRULINA PACIFICA prepared in flake form is dried in a more conventional proprietary process. Bulk SPIRULINA PACIFICA powder, tablets and flakes are packaged in foil laminate heat-sealed bags with an oxygen absorbing pack sealed in each bag. This packaging ensures product freshness and extends the shelf life of bulk SPIRULINA PACIFICA.

     Carbon dioxide is recovered as a result of the OCEAN-CHILL DRYING process and fed back to the culture ponds as a nutrient. By use of ICBM, all culture media from the harvest are recycled to culture ponds and additional nutrients are added to support the next growth phase. Active culture remaining in the ponds after harvest serves to inoculate the next batch. The algae reproduces rapidly, and, on average, approximately one week is required before the culture pond is again harvested. Spirulina production with ICBM has proven to be an extremely stable operating environment, permitting the Company to grow and harvest Spirulina without any significant problems of contamination by unwanted algae and associated loss of productivity. The Company believes that its Spirulina competitors continue to experience problems of culture contamination by unwanted algae, requiring that culture ponds be emptied, cleaned and restarted. The Company is presently pursuing certification under the international quality management system ISO 9000.

     Spirulina powder is difficult to tablet and most tablet manufacturers overcome this difficulty by either adding high amounts (from 10% to 30%) of excipients to "glue" the tablet together or by using a heat granulation process that destroys nutrients. SPIRULINA PACIFICA tablets are produced by the Company by blending SPIRULINA PACIFICA powder with a minimum amount of excipients (maximum of 2%) and tableting in a cold press compression tablet-making machine. SPIRULINA PACIFICA flakes are produced by blending SPIRULINA PACIFICA powder with food-grade lecithin and drying this in a proprietary drying system. The Company's packaged consumer products are bottled and labeled by two subcontractors in California, both of which are certified cGMP manufacturers and undergo regular governmental inspections.

     A sample from each lot of SPIRULINA PACIFICA is subjected to quality assurance testing. Quality assurance testing includes bulk density, moisture, particulate matter, color and taste. In addition, each lot of SPIRULINA PACIFICA is subjected to a prescribed set of microbiological tests for food products, including total aerobic bacteria, coliform bacteria and E. coli. SPIRULINA PACIFICA powder is certified free of pesticides and herbicides, and certified Kosher.

     All of the Company's production capacity is located at its Kailua-Kona, Hawaii facility, on property leased from the State of Hawaii and which is situated on a 200-year-old lava flow adjacent to a dormant volcano. In the event that production at or transportation from such facility were interrupted by fire, volcanic eruption, earthquake, tidal wave, hurricane, or other natural disaster, work stoppage, termination or suspension of the Company's facility lease by the State of Hawaii for public use or similar purposes, other regulatory actions or any other cause, the Company would be unable to continue to produce its products at such facility. Such an interruption would materially and adversely affect the Company's business, financial condition and results of operations.

     Due to the importance of sunlight and a consistent warm temperature for Spirulina growth, the Company's Spirulina production is significantly affected by weather patterns and seasonal weather changes. For example, the Company estimates that its ponds are up to approximately 20% less productive between the months of November and February due to fewer daylight hours and lower temperatures than during other months of the year. Any unseasonably cool or cloudy weather would adversely impact the Company's production and could have a material adverse effect on the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  NATURAL ASTAXANTHIN

     Cyanotech is conducting pilot production work to develop a commercial production system for natural astaxanthin. HAEMATOCOCCUS, the microalgae which produces astaxanthin, grows in neutral conditions and is susceptible to contamination by unwanted algae. Cyanotech is developing a proprietary system which it believes will solve this problem. The Company employs a closed culture system during the initial stage of algal growth, after which the algae is transferred to open ponds for astaxanthin production. An additional advantage of the Company's pilot system is the ability to control the temperature of algal cultures by the use of cold seawater. Natural astaxanthin is a new product for the Company and many production issues must be resolved prior to commercial production. There can be no assurance that the Company will resolve production issues or that the Company will successfully complete its pilot production scale studies of natural astaxanthin.


RESEARCH & DEVELOPMENT

     Cyanotech's expertise is in the development of efficient, stable and cost-effective production systems for microalgal products. The Company does not conduct basic scientific research to identify new microalgal products or develop new microalgal products through genetic engineering. Rather, the Company investigates specific microalgae identified in scientific literature for potentially marketable products. When necessary, the Company will license specific organisms and/or basic science technology for pilot-studies.


MARKETING AND SALES

     The Company believes that its present bulk customers could consume a significant portion of the increased production of Spirulina from the facilities expansion currently underway. However, it is the Company's strategy to first emphasize sales of higher priced packaged consumer products through its own Nutrex brand and private label customers, since sales of packaged consumer products carry higher associated gross profit than sales of bulk products. Cyanotech intends to form strategic alliances with established mass market sales and distribution companies to sell Spirulina products into mass markets. The

Company also intends to take certain efforts targeted at expanding the bulk market for Spirulina and to continue to differentiate its products based on quality, taste and color consistency.

    - PRODUCT IDENTITY AND BRAND UNIQUENESS. Cyanotech is the only Hawaiian producer of Spirulina and has developed a unique strain of Spirulina marketed as "SPIRULINA PACIFICA." Manufacturers who market Cyanotech's brand generally identify and promote Hawaiian Spirulina as a superior product. The private label customers also promote the brand uniqueness of Hawaiian Spirulina, which the Company believes provides competitive differentiation in the marketplace.

    -     EXPAND SALES OF CONSUMER PACKAGED PRODUCTS.

          PRIVATE LABEL CONSUMER PACKAGED PRODUCTS. The Company has achieved significant sales of private label products in certain Pacific Rim countries. Cyanotech plans to capitalize upon its unique Hawaiian brand to increase the number of both domestic and international private label customers.

          NUTREX BRAND PRODUCTS. The Company believes that a substantial opportunity exists to increase domestic sales of its Nutrex brand products. Nutrex packaged consumer products and certain of the Company's private label products currently are the only organic certified microalgal products, which the Company believes is important to health and natural food consumers. The Company has launched a new label and is starting an intensified retail marketing program. The initial thrust of this program will be to focus resources on high volume, large natural food store chains such as Whole Foods, Mrs. Gooches, Alfalfas, Wild Oats, Bread and Circus, and Puget Consumers Cooperatives.

    - DEVELOP STRATEGIC ALLIANCES. The Company is seeking strategic alliances with sales and distribution companies that have proven track records in mass market sales and distribution outside the health food industry. The objective is to generate sales of consumer packaged products in chain drug stores and discount stores. Cyanotech anticipates coordinating this program with media advertising.

    - EXPAND BULK SALES. The Company intends to focus marketing efforts on its existing bulk customers in order to increase bulk sales. Cyanotech develops product literature and marketing materials for bulk customers, sponsors cooperative advertising, participates in trade shows and provides speakers for product forums and press interviews. The Company plans to sponsor feed studies on the benefits of incorporating SPIRULINA PACIFICA in feed formulations for poultry, pets and fish in an effort to expand the bulk market for Spirulina products.

    - DIFFERENTIATE PRODUCTS ON QUALITY ADVANTAGES. Cyanotech believes it has established a quality advantage for its SPIRULINA PACIFICA in the health food and nutrition industry. The Company plans on maintaining its premium status through (i) continued education of customers about the Company's product quality and (ii) consistent improvement of product quality through improved processing and handling of finished goods.


DISTRIBUTION

     The majority of Cyanotech's bulk Spirulina sales are to companies with their own Spirulina product lines. Many of these companies identify and promote Cyanotech's Hawaiian Spirulina in their products. In the United States, the Company sells directly to manufacturers and health food formulators. Packaged consumer products sell in the domestic market through an established health food distribution network and via mail order. Orders for packaged consumer products are taken at the store level by one of 34 regional broker representatives and shipped through one of 22 distributors. In the foreign markets the Company has appointed exclusive sales distributors for both bulk Spirulina and packaged consumer products. The Company now has exclusive sales distributors for the following regions: (i) Japan, Korea, Taiwan and Singapore; (ii) Canada;
(iii) the Benelux Countries; (iv) Australia; (v) Hong Kong and China; and
(vi) France.

     In the years ended March 31, 1996 and 1995, international sales accounted for approximately 55% and 42%, respectively, of the Company's net sales. The Company expects that international sales will continue to represent a significant portion of its net sales. The Company's business, financial condition and results of operations may be materially adversely affected by any difficulties associated with managing accounts receivable from international customers, tariff regulations, imposition of governmental controls, political and economic instability or other trade restrictions. Although the Company's international sales are currently denominated in United States dollars, fluctuations in currency exchange rates could cause the Company's products to become relatively more expensive to customers in the affected country, leading to a reduction in sales in that country. Additionally, the Company's largest customer resells the Company's products principally in mainland China, and thus the Company is exposed to political, legal, economic and other risks and uncertainties associated with doing business in China.


CUSTOMERS

     Cyanotech markets and sells its Spirulina products to health food manufacturers, private label customers, retail distributors, natural products distributors and direct to certain natural food stores. The Company's customers range in size from large enterprises with over $500 million in annual sales to small neighborhood retail stores. Several of the Company's major customers are businesses that were established exclusively to market and sell Spirulina products. The Company cooperates closely with these customers to develop product labeling and advertising designed to educate the consumer about the health benefits of using a "green superfood" such as Spirulina and, more specifically, SPIRULINA PACIFICA products.

     Approximately 48.7% and 32.3% of the Company's net sales in the years ended March 31, 1996 and 1995, respectively, were derived from sales to the Company's top three customers during those periods. The Company's largest customer, a Hong Kong-based natural products marketing and distribution company, accounted for approximately 29.4% and 3.0% of Cyanotech's net sales in the years ended
March 31, 1996 and 1995, respectively. The Hong Kong-based company is a multilevel marketing organization which purchases the Company's packaged consumer products and sells them under a private label. The Company's second largest customer, a Canadian Spirulina marketing and distribution company, accounted for approximately 11.1% and 16.8% of Cyanotech's net sales in the years ended March 31, 1996 and 1995, respectively. The Company's third largest customer, a Dutch-based Spirulina marketing and distribution company, accounted for approximately 8.2% and 12.5% of Cyanotech's net sales in the years ended March 31, 1996 and 1995, respectively. The loss of, or significant adverse change in, the relationship between the Company and its largest customer or any other major customer would have a material adverse effect on the Company's business, financial condition and results of operations. The loss of, or reduction in orders from, any significant customer, losses arising from customer disputes regarding shipments, fees, product condition or related matters, or the Company's inability to collect accounts receivable from any major customer could have a material adverse effect on the Company's business, financial condition and results of operations. Although there can be no assurance in this regard, based on discussions with the Company's largest customers, the Company anticipates that sales to its largest customers should continue to represent a significant portion of the Company's total net sales in the year ending March 31, 1997.

 HEALTH FOOD MANUFACTURERS. Health food manufacturers use the Company's products as the key ingredient in Spirulina products, or as an ingredient in health food formulations, which they manufacture for sale. These customers purchase bulk powder or bulk tablets and package the products under their brand label for sale to the health and natural food markets. In some instances, these customers produce products under private-labeling arrangements with third parties. Many of the products produced by these customers are often marketed and sold in direct competition with the Nutrex line of retail consumer products. However, the Company differentiates its products from those of its bulk customers by reserving the certified organic line of products for sale exclusively under the Nutrex label and certain private labels.

 PRIVATE LABEL CUSTOMERS. The Company currently provides private label retail consumer products to two international customers. Using Spirulina tablets produced by the Company, the products are packaged by one of the Company's two bottling subcontractors in Southern California, using product labels supplied by the customer. Products for these customers are manufactured only upon receipt of an order; finished product inventories are not maintained by the Company.

 RETAIL DISTRIBUTORS. Retail distributors act as product wholesalers to independent and chain retailers. The majority of domestic Nutrex sales in the year ended March 31, 1996 were to 22 distributors.

 NATURAL PRODUCTS DISTRIBUTORS. In the year ended March 31, 1996, the Company sold to three U.S. customers engaged in the business of distributing natural raw materials to health and natural food manufacturers. These distributors provide their customers with standardized quality control, warehousing and distribution services, and charge a mark-up on the products for providing these services. These distributors may differentiate the products they sell, but they generally treat the products as commodities, with price being the major determining factor in their purchasing decision.

 NATURAL FOOD STORES. Less than 5% of the Company's sales in the year ended March 31, 1996, were direct sales to independent or chain natural food retail stores. The Company believes that most natural food retail stores prefer to purchase products from retail distributors.


COMPETITION

  SPIRULINA

     The Company's SPIRULINA PACIFICA products compete with a variety of vitamins, dietary supplements, other algal products and similar nutritional products available to consumers. The nutritional products market is highly competitive. It includes international, national, regional and local producers and distributors, many of whom have greater resources than the Company, and many of whom offer a greater variety of products. The Company believes that its direct competition in the Spirulina market currently is from Dainippon Ink and Chemical's Earthrise Farms facility in California and several farms in China. To a lesser extent, the Company competes with numerous smaller farms in India, Thailand, Brazil and South Africa. The Company's packaged consumer products marketed under its Nutrex brand also compete with products marketed by health food manufacturing customers of the Company who purchase bulk Spirulina from the Company and package it for retail sales. A large Spirulina production facility in Mexico, which has been closed since 1993 may reopen. Should this facility resume production in substantial quantities, the Company would encounter increased competition.

     In addition to other Spirulina based products, SPIRULINA PACIFICA competes in certain markets with other "green superfoods," such as Chlorella (a green microalgae with sales primarily in Japan), APHAMIZOMENON (a blue-green algae harvested from an eutrophic lake in Oregon with sales primarily through multilevel marketing) and cereal grasses such as barley, wheat and kamut. In addition, major food and beverage companies may become more active in the nutritional products business, either directly or through the acquisition of smaller companies. A decision by another company to focus on the Company's existing or target markets or a substantial increase in the overall supply of Spirulina could have a material adverse effect on the Company's business, financial condition and results of operations. While the Company believes that it competes favorably on factors such as quality, brand name recognition and loyalty, the Company's SPIRULINA PACIFICA products have typically been sold at prices higher than other Spirulina products. There can be no assurance that the Company will not experience competitive pressure, particularly with respect to pricing, that could adversely affect its business, financial condition and results of operations.

  PHYCOBILIPROTEINS

     There are four major competitors which manufacture phycobiliprotein products for sale, including Molecular Probes, Inc., Quantify Inc., Martek Biosciences Corporation and Prozyme Inc. Cyanotech competes with these companies on the basis of price and quality. In addition, one large potential user of phycobiliproteins, Coulter, Inc., manufactures phycobiliproteins for its internal use. New synthetic fluorescent compounds have been developed by a third party which are superior to phycobiliproteins in some applications. The advantage of the synthetic compounds is their lower molecular weight and, in some cases, their lower cost. While the Company's phycobiliprotein products may not be able to compete effectively against synthetic compounds in some applications, Cyanotech's phycobiliproteins have gained a reputation for high quality at a competitive price.

  PRODUCTS UNDER DEVELOPMENT

     The products being developed by Cyanotech will compete with both synthetic and natural products on the basis of price and quality. The Company's future competitors may include major chemical and specialized biotechnology companies, many of which have financial, technical and marketing resources significantly greater than those of Cyanotech. Cyanotech believes that its proprietary technology combined with the metabolic diversity and high productivity of microalgae will allow the Company to compete in large market areas against large companies, although there can be no assurance in this regard.

     There can be no assurance that the Company can successfully develop the foregoing products or any other additional products, that any such products will be capable of being produced in commercial quantities at reasonable cost, or that any such products will achieve market acceptance. The Company has little experience marketing its products directly and is generally dependent on the marketing skills and efforts of third parties. There can be no assurances as to whether the marketing efforts of such third parties will be successful or whether such third parties will eventually compete with the Company or assist the Company's competitors. Many other companies have significantly greater marketing and product development experience and resources to devote to marketing and product development than the Company. The Company has entered into, and expects to enter into additional, selected strategic alliances with third parties for product development and marketing. There can be no assurances regarding the performance of such third parties, or the overall success, if any, of such strategic alliances. The inability of the Company to successfully develop or commercialize these or any additional products would have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company's natural astaxanthin product, if successfully developed, will compete directly against synthetic astaxanthin produced and marketed worldwide by one company. The Company believes that there are no other significant producers of natural astaxanthin. Although the Company is unaware of any studies indicating that natural astaxanthin has any benefits not otherwise provided by synthetic astaxanthin, it believes there is consumer demand for a natural astaxanthin product.

     Cyanotech's proposed mosquitocide product may, if successfully developed, compete with chemical pesticides as well as other biopesticides. Three companies currently manufacture a mosquito biopesticide based on the bacterial Bti toxin. There can be no assurance that Cyanotech's proposed product, if successfully developed, can or would compete favorably with the other Bti products currently available.


GOVERNMENT REGULATION

     The Company's products, potential products and its manufacturing and research activities are subject to varying degrees of regulation by a number of government authorities in the United States and in other countries, including the Food and Drug Administration (the "FDA") pursuant to the Federal Food, Drug and Cosmetic Act and by the Environmental Protection Agency ("EPA") under the Federal Insecticide, Fungicide, and Rodenticide Act ("FIFRA"). The FDA regulates, to varying degrees and in different ways, dietary supplements, other food products, and diagnostic medical device and pharmaceutical products, including their manufacture, testing, exportation, labeling, and, in some cases, advertising. Generally, prescription pharmaceuticals and certain types of diagnostic products, as medical devices, are regulated more rigorously than foods, such as dietary supplements. The EPA rigorously regulates pesticides, among other types of products.

     The Company is also subject to other federal, state and foreign laws, regulations and policies with respect to labeling of its products, importation of organisms, and occupational safety, among others. Federal, state and foreign laws, regulations and policies are always subject to change and depend heavily on administrative policies and interpretations. The Company works with foreign distributors in its compliance with foreign laws, regulations and policies. There can be no assurance that any changes with respect to federal, state and foreign laws, regulations and policies, and, particularly with respect to the FDA and EPA or other such regulatory bodies, with possible retroactive effect, will not have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that any of the Company's potential products will satisfy applicable regulatory requirements.

     The Federal Dietary Supplement Health and Education Act ("DSHEA") regulates the use and marketing of dietary supplements, including vitamin products. The DSHEA covers only dietary supplements and contains a number of provisions that differentiate dietary supplements from other foods. The DSHEA also sets forth standards for adulteration of dietary supplements or ingredients thereof and establishes current food Good Manufacturing Practices ("cGMP") requirements for dietary supplements. It also provides detailed requirements for the labeling of dietary supplements, including nutrition and ingredient labeling. The Company currently believes that its SPIRULINA PACIFICA, marketed as a dietary supplement, is exempt from FDA regulation as a food additive.

     The Company's Spirulina manufacturing processes and the Company's contract bottlers are required to adhere to cGMP as prescribed by the FDA. The Company believes that it is currently in compliance with all applicable cGMP and other food regulations. Such regulations specify component and product testing standards, quality assurance requirements, and records and other documentation controls. Compliance with relevant cGMP requirements can be onerous and time consuming, and there can be no assurance that the Company can continue to meet relevant FDA manufacturing requirements for existing products or meet such requirements for any future products. Ongoing compliance with food cGMP and other applicable regulatory requirements are monitored through periodic inspections by state and federal agencies, including the FDA, the Hawaii Department of Health and comparable agencies in other countries. The Company's processing facility is also inspected annually for organic certification by Quality Assurance International and for Kosher certification by the Kosher Overseers Association. The use of Spirulina as a food additive for seasoning on salads or pasta or for such other food uses has not been cleared by the FDA. The Company currently markets the product for these food uses on the basis of its belief that its use in these food applications is generally recognized as safe and therefore is not subject to FDA premarket clearances as a food additive. A determination that the Company is in violation of the FDA's food cGMP and other food regulations including food additive requirements, could lead to the imposition of civil penalties, including fines, product recalls or product seizures, and potentially criminal sanctions.

     As IN VITRO diagnostic medical device components, phycobiliprotein products do not currently require premarket clearances by the FDA. However, as a component of a medical device, they can nonetheless still be subject to other various medical device requirements, including cGMP requirements.

     All new color additives require premarket clearances from the FDA. Therefore, the Company's potential natural food color products will require FDA clearances, unless they meet the requirements of current color additive regulations. The Company's proposed natural astaxanthin product will need FDA clearance for use as a color additive in the United States. The Company believes that no regulatory approval is required for use of astaxanthin as a colorant in foods in major markets outside the United States. The process of obtaining clearances for a new color additive is expensive and time consuming. Extensive information is required on the toxicity of the additive, including carcinogenicity studies and other animal testing. No assurances can be given that any of the Company's proposed products intended for use in coloring foods will be cleared by the FDA as color additives on a timely basis, if at all.

     FIFRA requires the registration of most pesticides, including the Company's proposed genetically engineered mosquitocide. The EPA also regulates under FIFRA the experimental testing of pesticides, facility inspections, records and exports of pesticides. The registration of a new pesticide must usually contain different types of supporting data, including product chemistry, environmental fate, toxicology, and fish and wildlife studies. Although biochemical and microbial pesticides are sometimes treated differently from conventional chemical pesticides because of their unique modes of action, low volumes, target species specificity or natural occurrence, there can be no assurance that EPA registration of the Company's mosquitocide can be obtained on a timely basis, if at all.


PATENTS, LICENSES AND TRADEMARKS

     Although the Company regards its proprietary technology, trade secrets, trademarks and similar intellectual property as critical to its success and relies on a combination of trade secret, contract, patent, copyright and trademark law to establish and protect its rights in its products and technology, there can be no assurance that the Company will be able to protect its technology adequately or that competitors will not be able to develop similar technology independently. In addition, the laws of certain foreign countries may not protect the Company's intellectual property rights to the same extent as the laws of the United States. Cyanotech has had one United States patent issued to it. Litigation in the United States or abroad may be necessary to enforce the Company's patent or other intellectual property rights, to protect the Company's trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. Such litigation, even if successful, could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, results of operations and financial condition. Additionally, although currently there are no pending claims or lawsuits that have been brought against the Company, if any such claims are asserted against the Company, the Company may seek to obtain a license under the third party's intellectual property rights. There can be no assurance, however, that a license would be available on terms acceptable or favorable to the Company, if at all.

     While the disclosure and use of Cyanotech's know-how and trade secrets are generally controlled under agreements with the parties involved, there can be no assurance that all confidentiality agreements will be honored, that others will not independently develop equivalent technology, that disputes will not arise concerning the ownership of intellectual property, or that dissemination of the Company's trade secrets will not occur. The Company anticipates that it may in the future apply for additional patents on certain aspects of its technology. No assurance can be given that its patent applications will issue as patents or that any patent now or to be issued will provide the Company with preferred positions with respect to the covered technology. Additionally, there can be no assurance that any patent issued to the Company will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide adequate protection to the Company's products. Furthermore, there can be no assurance that others will not independently develop similar products, duplicate the Company's products or, if patents are issued to the Company, design around the patents issued to the Company.


ASSOCIATES

     The Company employed 54 associates as of March 31, 1996, of which 50 are full-time. Approximately 22 associates are involved in the harvesting and production process, 7 are involved in research and product development, and the remainder are involved in sales, administration and support. Management believes that its relations with its associates are good. The Company has not experienced difficulty in attracting personnel. None of the Company's associates are represented by a labor union.

     Effective April 1, 1995, the Company implemented a profit sharing plan for all associates not covered under a separate management incentive plan. Under the profit sharing plan, 5% of pre-tax profits are allocated based on gross wages to non-management associates on a quarterly basis. Fifty percent of each associate's profit sharing bonus is distributed in cash on an after- tax basis, the remainder is deposited in each associate's 401(k) account on a pre-tax basis with a six year vesting schedule, based on years of service with the Company.

     The Company's success depends to a significant extent upon the continued service of Dr. Gerald R. Cysewski, its President and Chief Executive Officer, and other members of the Company's executive management and the loss of any of such key executives could have a material adverse effect on the Company's business, financial condition or results of operations. Furthermore, the Company's future performance depends on its ability to identify, recruit and retain key management personnel. The competition for such personnel is intense, and there can be no assurance the Company will be successful in such efforts. The Company is also dependent on its ability to continue to attract, retain and motivate production, distribution, sales and other personnel, of which there can be no assurance. The failure to attract and retain such personnel could have a material adverse effect on the Company's business, financial condition and results of operations.

ITEM 2. DESCRIPTION OF PROPERTIES

     The Company is located in Kailua-Kona, Hawaii, at the HOST Park. The facility in Kailua-Kona consists of approximately 77 leased acres containing production ponds, a processing facility, a laboratory, administrative offices and additional space for production ponds. All products are produced at this facility. The property is leased from the State of Hawaii under a 30-year commercial lease expiring in 2025. Cyanotech has obtained an option to lease an additional 160 acres at the HOST Park. The Company believes that there is sufficient available land at the HOST Park to meet its currently planned needs. The Company has no production facilities or offices outside the State of Hawaii.



ITEM 3. LEGAL PROCEEDINGS

     Cyanotech is not currently subject to any legal proceedings. The Company may from time to time become a party to various legal proceedings arising in the normal course of its business. These actions could include employee-related issues and disputes with vendors or customers. Use of the Company's products and potential products in human consumption may expose the Company to liability claims from the use of such products, although the Company has not been subject to any such claims to date. As part of its quality control procedures the Company conducts regular quality assurance tests on its products, however, there can be no assurance that the Company's products will not suffer contamination at the Company's facilities or in the distribution channel, which could in turn cause injury to consumers. In addition, the Company may experience product recalls, although no such recalls have been required to date. A contamination problem, product liability claim or recall of products could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company maintains product liability insurance in limited amounts for products involving human consumption. In the opinion of management, broader product liability insurance coverage is prohibitively expensive at this time. Nevertheless, any future claims are subject to the uncertainties related to litigation and the ultimate outcome of any such proceedings or claims cannot be predicted. There can be no assurance that the Company's insurance is adequate or will remain available to cover any such claims arising from use of the Company's current or future products.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the stockholders during the fourth quarter of fiscal 1996.

                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Until February 17, 1996, the Company's Common Stock was quoted on The Nasdaq SmallCap Market. On such date, the Company's Common Stock began trading on the Nasdaq National Market under the symbol "CYAN." The following table sets forth the high and low bid quotation per share of the Company's Common Stock on The Nasdaq SmallCap Market and the Nasdaq National Market, as the case may be, for the periods indicated. Quotations from The Nasdaq SmallCap Market are from the Nasdaq Monthly Statistical Summary Report, and reflect inter-dealer prices, without retail mark-up or commission, and may not represent actual transactions.


THREE MONTHS ENDED                            HIGH            LOW                 HIGH           LOW
- - ------------------                           ------         -------             -------        -------
June 30, 1995 and 1994..........             $ 3-3/8        $ 1-1/8             $ 1-1/8        $ 13/16

September 30, 1995 and 1994.....             $ 6-5/8        $ 2-11/16           $ 1-5/8        $ 15/16

December 31, 1995 and 1994......             $ 14-7/8       $ 5-1/8             $ 1-1/2        $ 1-1/4

March 31, 1996 and 1995.........             $ 11-3/8       $ 6-1/4             $ 1-3/8        $ 1-1/16


     The company has never declared or paid cash dividends on its Common Stock. Holders of Series C Preferred Stock are entitled to cumulative annual dividends at the rate of $.40 per share if and when declared by the Board of Directors. The Company may not pay dividends on the Common Stock until it has paid accumulated dividends on the Series C Preferred Stock. Cumulative dividends in arrears on the Series C Preferred Stock as of March 31, 1996 amounted to $1,957,000 ($2.663 per share). The Company currently intends to retain all of its earnings for use in its business and does not anticipate paying any cash dividends on its Series C Preferred Stock or Common Stock in the foreseeable future.

     The Company's stock price has been, and is likely to continue to be, highly volatile. The market price of the Common Stock has fluctuated substantially in recent periods, rising from $1 1/8 on March 24, 1995 to a high of $14 7/8 at November 27, 1995, to $7 3/8 at June 24, 1996. Future announcements concerning the Company or its competitors, quarterly variations in operating results, introduction of new products or changes in product pricing policies by the Company or its competitors, changes in market demand for Spirulina, acquisition or loss of significant customers, weather patterns and other acts of nature that may affect or be perceived to affect the Company's production capability, or changes in earnings estimates by analysts, among other factors, could cause the market price of the Common Stock to fluctuate substantially. In addition, stock markets have experienced extreme price and volume volatility in recent years. This volatility has had a substantial effect on the market prices of securities of many smaller public companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of the Common Stock. There can be no assurance that the market price of the Common Stock will not decline below the current price.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Substantially all of the Company's resources are currently dedicated to the production of SPIRULINA PACIFICA, a nutritional microalgae. The Company sells SPIRULINA PACIFICA to health food manufacturers, health food distributors and retail consumers on a worldwide basis. Through the application of its Integrated Culture Biology Management ("ICBM") technology, the Company maintains continuous algae cultures and produces a new crop from each of its 51 algal culture ponds (aggregating approximately 40 acres) approximately every week on average.

     Since 1993 the Company has been capacity-constrained, with demand for its bulk SPIRULINA PACIFICA products exceeding the Company's production capabilities. Historically, a majority of the Company's net sales have been derived from the Company's bulk SPIRULINA PACIFICA products, which have lower associated gross profit (measured in dollars) but higher associated gross margin (measured as a percentage of net sales) than the Company's packaged consumer products. Accordingly, an increase in the percentage of net sales attributable to bulk products would increase the Company's gross margin. Conversely, an increase in the percentage of the Company's net sales attributable to the Company's packaged consumer products would decrease its gross margin but likely increase gross profit. The Company expects that its product mix will vary from period to period, and a decrease in orders from a customer such as the Company's largest current customer which purchases only packaged consumer products could require the Company to reallocate greater portions of its production capacity to its lower gross profit bulk products.

     The Company is currently producing SPIRULINA PACIFICA at full capacity and is planning to significantly increase the rate of production by late 1996. There can be no assurance that the favorable supply/demand characteristics of the market for SPIRULINA PACIFICA will continue. In order to meet the increasing demand for the Company's Spirulina products, the Company completed construction of six additional 36,000 square foot algal culture ponds during May 1995, six additional 36,000 square foot algal culture ponds during September 1995, six additional 36,000 square foot algal culture ponds during December 1995 and six additional 36,000 square foot algal culture ponds during February 1996, bringing the total number of ponds to 51. The Company has begun a substantial pond expansion project that is currently scheduled to be completed in late 1996.

     Since 1992 the Company has experienced substantial growth in its revenues and operations, and has undergone substantial changes in its business that have placed significant demands on the Company's management, working capital and financial and management control systems. The Company's current expansion plans also may place a significant strain on the Company's management, working capital and financial control systems. Failure to upgrade the Company's operating, management and financial control systems or difficulties encountered during such upgrades could adversely affect the Company's business, financial condition and results of operations. Although the Company believes that its systems and controls are adequate to address its current needs, there can be no assurance that such systems will be adequate to address future expansion of the Company's business. The Company's results of operations will be adversely affected if revenues do not increase sufficiently to compensate for the increase in operating expenses resulting from any expansion and there can be no assurance that any expansion will be profitable or that it will not adversely affect the Company's results of operations. In addition, the success of any future expansion plans will depend in part upon the Company's ability to continue to improve and expand its management and financial control systems, to attract, retain and motivate key personnel, and to raise additional required capital. There can be no assurance that the Company will be successful in these regards.

RESULTS OF OPERATIONS

     The following table sets forth certain consolidated statement of income data as a percentage of net sales for the periods indicated:


                                                       YEAR ENDED MARCH 31,
                                                       --------------------
                                                       1996           1995
                                                       ----           ----
Net sales. . . . . . . . . . . . . . . . .               100.0%         100.0%
   Cost of sales . . . . . . . . . . . . .                43.5           54.8
                                                  -------------  -------------
Gross profit . . . . . . . . . . . . . . .                56.5           45.2
                                                  -------------  -------------

Operating expenses:
   Research and development. . . . . . . .                 4.4            4.1
   General and administrative. . . . . . .                14.8           16.5
   Sales and marketing . . . . . . . . . .                 5.5            7.3
                                                  -------------  -------------
     Total operating expenses. . . . . . .                24.7           27.9
                                                  -------------  -------------
     Income from operations. . . . . . . .                31.8           17.3
                                                  -------------  -------------
Other income (expense):
   Interest income . . . . . . . . . . . .                 0.3            0.4
   Interest expense. . . . . . . . . . . .                (1.1)          (0.7)
   Other income, net . . . . . . . . . . .                 -              2.4
   Proportionate share of loss of joint venture            -             (0.9)
                                                  -------------  -------------

     Total other income (expense). . . . .                (0.8)           1.2
                                                  -------------  -------------

     Net income. . . . . . . . . . . . . .                31.0%          18.5%
                                                  -------------  -------------
                                                  -------------  -------------

  NET SALES

     Net sales for the year ended March 31, 1996 were $8,081,000, a 95% increase over net sales of $4,150,000 for the year ended March 31, 1995. The increase in net sales during the year ended March 31, 1996 is attributable to price increases, significantly higher production and sales of bulk Spirulina powder and tablets and increased sales of packaged consumer products which carry a higher sales price than bulk Spirulina Pacifica products. The increased production is the result of Spirulina production expansions that were completed in May, September and December of 1995 and February of 1996.

     International sales represented 55% and 42% of total net sales for the years ended March 31, 1996 and 1995, respectively. This increase reflects the Company's increasing emphasis on developing international markets and higher sales of packaged consumer products into Asian retail markets. The Company's largest customer, a Hong Kong-based natural products marketing and distribution company, accounted for approximately 29% and 3% of Cyanotech's net sales in the years ended March 31, 1996 and 1995, respectively. The Hong Kong-based company is a multilevel marketing organization which purchases the Company's packaged consumer products and sells them under a private label.

  GROSS PROFIT

     Gross profit represents net sales less the cost of goods sold, which includes the cost of materials, manufacturing overhead costs, direct labor expenses and depreciation and amortization. The Company's gross profit increased to 56.5% of net sales for the year ended March 31, 1996 from 45.2% of net sales for the year ended March 31, 1995. The increase in gross profit is attributable to higher prices and higher production levels resulting in the absorbtion of fixed manufacturing overhead costs over a significantly increased sales volume during the fiscal year.

  OPERATING EXPENSES

     Operating expenses decreased to 24.7% of net sales for the year ended March 31, 1996, from 27.9% of net sales for the year ended March 31, 1995.

 RESEARCH AND DEVELOPMENT. Expenditures for research and development increased to 4.4% of net sales for the year ended March 31, 1996, from 4.1% of net sales for the year ended March 31, 1995. The increase from the prior year is primarily the result of the research work done on beta carotene for the joint venture partnership with Hauser Chemical Research, Inc. ("Hauser") and on the astaxanthin product.

 GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased to 14.8% of net sales for the year ended March 31, 1996, from 16.5% of net sales for the year ended March 31, 1995. The increase in absolute dollars is due to the payment of associate incentive bonuses indexed to the Company's profitability during the year ended March 31, 1996, higher insurance costs, and payroll compensation expense associated with grants of Common Stock to non-employee directors.

 SALES AND MARKETING. Sales and marketing expenses increased 48% to $445,000, or 5.5% of net sales, for the year ended March 31, 1996, from $301,000, or 7.3% of net sales, for the year ended March 31, 1995. The increase from the prior year is primarily due to expenses related to the increasing domestic and international marketing efforts and higher payroll related expenditures.

 PROPORTIONATE SHARE OF LOSS OF JOINT VENTURE. Proportionate share of loss of joint venture represents the Company's 50% ownership interest in a joint venture with Aquasearch, Inc. for the development of astaxanthin. The loss in the year ended March 31, 1995 represents services, and facilities and equipment use that was contributed to the joint venture by the Company. The joint venture was terminated in November 1994 by mutual consent and the Company has no further obligation under the joint venture arrangement.

     Inflation during the years ended March 31, 1996 and 1995 did not have a material impact on the Company's operations.


VARIABILITY OF RESULTS

     The Company was formed in 1983 and did not become profitable on an annual basis until fiscal 1992. As of March 31, 1996, the Company's accumulated deficit was $4.6 million. There can be no assurance that the Company will be consistently profitable on either a quarterly or an annual basis. The Company has experienced quarterly fluctuations in operating results and anticipates that these fluctuations may continue in future periods. Future operating results may fluctuate as a result of changes in sales levels to the Company's largest customers, new product introductions, weather patterns, the mix between sales of bulk products and packaged consumer products, start-up costs associated with new facilities, expansion into new markets, sales promotions, competition, increased energy costs, the announcement or introduction of new products by the Company's competitors, changes in the Company's customer mix, and overall trends in the market for Spirulina products. While a significant portion of the Company's expense levels are relatively fixed, and the timing of increases in expense levels is based in large part on the Company's forecasts of future sales, if net sales are below expectations in any given period, the adverse impact on results of operations may be magnified by the Company's inability to adjust spending quickly enough to compensate for the sales shortfall. The Company may also choose to reduce prices or increase spending in response to market conditions, which may have a material adverse effect on the Company's results of operations.


LIQUIDITY AND CAPITAL RESOURCES

     In prior years, the Company met its operating and capital requirements from cash flow from operating activities, additional borrowings and proceeds from the exercise of warrants and stock options. On March 27, 1996, the Company completed a fully underwritten public offering of 1,500,000 shares of common stock at a price of $7.00 per share. The Company agreed to sell up to an additional 225,000 shares in the offering upon exercise of an over-allotment option granted to the underwriters. The underwriters exercised the over-allotment option on April 22, 1996. The Company's cash and cash equivalent balance increased by $8,913,000 during the fiscal year ended March 31, 1996. The increase was primarily due to the aforementioned public offering, increased profit levels, borrowings from two customers and proceeds from the exercise of warrants and stock options. Major uses of cash during the fiscal year ended March 31, 1996 included $640,000 in additional accounts receivable to support the higher sales level and $3,910,000 in additional investment in culture ponds and equipment to increase Spirulina production capacity. Largely as a result of the increases in cash and accounts receivable, working capital increased $9,149,000 during the fiscal year ended March 31, 1996. The Company presently estimates that its existing capital resources and expected cash flow from operations will be sufficient to fund its current and planned operations and capital expenditures. The Company currently has a $1,000,000 bank line of credit which is collateralized by a certificate of deposit.

     As of March 31, 1996, the Company had construction commitments totaling $1,556,000, which the Company intends to fund from cash reserves and cash flow from operations. In addition, the Company intends to use approximately $7.5 million of the net proceeds from the completed public offering for the construction of (i) additional culture ponds and related processing facilities,
(ii) a facility and culture ponds for the production of natural astaxanthin,
(iii) a laboratory/warehouse, and (iv) a cogeneration facility.


NEW ACCOUNTING STANDARDS

     In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of that loss would be based on the fair value of the asset. Generally, SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. The Company adopted the provisions of SFAS No. 121 effective April 1, 1996. The adoption of SFAS No. 121 did not have a material effect on the Company's financial condition or results of operations.

     In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 establishes a fair value based method of accounting for stock-based compensation, but does not require an entity to adopt the new method for preparing its basic financial statements. For entities not adopting the new method, SFAS No. 123 requires footnote disclosure of pro forma net income and earnings per share information as if the fair value based method had been adopted. The disclosure requirements of SFAS No. 123 are effective for financial statements for fiscal years beginning after December 31, 1995. The Company will comply with the disclosure requirements of SFAS No. 123 in its financial statements as of and for the year ending March 31, 1997.


ITEM 7. FINANCIAL STATEMENTS

The financial statements required to be filed herewith begin on page F-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

IDENTIFICATION OF DIRECTORS

The information required by this Item is incorporated by reference from the Sections captioned "Proposal One: Election of Directors," " Security Ownership of Certain Beneficial Owners and Management" and "Compliance with Section 16(a) of the Exchange Act" contained in Cyanotech's definitive 1996 Proxy Statement.

IDENTIFICATION OF EXECUTIVE OFFICERS

The executive officers of the Company and their ages and positions as of March 31, 1996 are as follows:


                 NAME                  AGE                    POSITION
                 ----                  ---                    --------
     Gerald R. Cysewski, Ph.D. . . .    47   Chairman of the Board, President and
                                             Chief Executive Officer

     Glenn D. Jensen . . . . . . . .    37   Vice President - Operations

     Kelly J. Moorhead . . . . . . .    40   Vice President - Sales and Marketing
                                             and President, Nutrex, Inc.

     Ronald P. Scott . . . . . . . .    41   Executive Vice President - Finance and
                                             Administration, Secretary, Treasurer and
                                             Director


 DR. CYSEWSKI co-founded the Company in 1983 and has served as a director of the Company and as its Scientific Director since that time. Since March 1990, Dr. Cysewski has served as President and Chief Executive Officer of the Company and in October 1990 was also appointed to the position of Chairman of the Board. From 1988 to November 1990, he served as Vice Chairman of the Company. From 1980 to 1982 Dr. Cysewski was group leader of microalgae research and development at Battelle Northwest, a major contract research and development firm. From 1976 to 1980 Dr. Cysewski was an assistant professor in the Department of Chemical and Nuclear Engineering at the University of California, Santa Barbara, where he received a two-year grant from the National Science Foundation to develop a culture system for blue-green algae. Dr. Cysewski received his doctorate in Chemical Engineering from the University of California at Berkeley.

 MR. JENSEN has served as Vice President - Operations since May 1993. He joined the Company in 1984 as Process Manager and was promoted to Production Manager in 1991, in which position he served until his promotion to Vice President - Operations. Prior to joining Cyanotech, Mr. Jensen worked for three years as a plant engineer at a Spirulina production facility, Cal-Alga near Fresno, California, which ceased to do business in 1983. Mr. Jensen holds a B.S. degree in Health Science from California State University, Fresno.

 MR. MOORHEAD has served as Vice President - Sales and Marketing and President of Nutrex, Inc. since December 1991. From August 1987 to December 1991, he served as Vice President - Production. Mr. Moorhead joined the Company as Production Biologist in December 1984. Prior to joining Cyanotech, Mr. Moorhead worked at the Oceanic Institute in Honolulu, Hawaii where he conducted research on production of Spirulina from agricultural wastes. Mr. Moorhead holds a B.S. degree in Aquatic Biology from the University of California, Santa Barbara.

 MR. SCOTT was appointed to the Board of Directors of the Company in November 1995, has served as Executive Vice President - Finance and Administration since August 1995, and has served as Secretary and Treasurer since November 1990 and June 1990, respectively. From December 1990 until
August 1995 Mr. Scott served as Vice President - Finance and Administration. From September 1990 to December 1990, Mr. Scott served as Controller. From 1989 to 1990, he was Assistant Controller for PRIAM Corporation, a manufacturer of Winchester disk drives. From 1980 to 1989, he served in various accounting management positions with Measurex Corporation, a manufacturer of industrial process control systems. Mr. Scott holds a B.S. degree in Finance and Management from California University, San Jose, and an M.B.A. degree from the University of Santa Clara.


ITEM 10. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from the section captioned "Executive Compensation and Other Information" and "Director Renumeration" contained in Cyanotech's definitive 1996 Proxy Statement.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated by reference from the section captioned "Security Ownership of Certain Beneficial Owners and Management" contained in Cyanotech's definitive 1996 Proxy Statement.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference from the section captioned "Certain Transactions" contained in Cyanotech's definitive 1996 Proxy Statement.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K


EXHIBIT NUMBER      DOCUMENT DESCRIPTION
- - --------------      --------------------
3.1       Restated Articles  of Incorporation.  (Incorporated  by reference to
          Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1991, file no. 0-14602.)
3.2       Bylaws of the  Registrant, as amended. (Incorporated by reference  to
          Exhibit 3.1 to the Company's Quarterly Report on Form 10-QSB for the quarter ended December 31, 1995, file no. 0-14602.)
4.1       Specimen  Common  Stock  Certificate.  (Incorporated by reference  to
          Exhibit 4.1 to the Company's Registration Statement on Form SB-2 filed on February 28, 1996, file no. 333-00951.)
4.2 Terms of the Series C Preferred Stock as Revised 1991. (Incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1990, file no. 0-14602.)
10.1 1985 Incentive Stock Option Plan dated March 18, 1985, as amended. (Incorporated by reference to to the Company's Registration Statement on Form S-8 filed on December 3, 1992, file no. 33-55310.)
10.2      Stockholders  Agreement  dated  as  of   May 17,  1993. (Incorporated
          by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1994, file no. 0-14602.)
10.3 1994 Non-Employee Directors Stock Option and Stock Grant Plan. (Incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-KSB for the year ended March 31, 1994, file no. 0-14602.)
10.4 Supply and Exclusive Marketing Agreement between the Company and Nutrition Gandalf dated July 8, 1994. Confidential portions of this exhibit have been omitted and filed separately with the Commission. (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-QSB for the quarter ended December 31, 1995, file no. 0-14602.)
10.5 Joint Venture Agreement dated as of August 31, 1994 between Hauser Chemical Research, Inc. and the Company. Confidential portions of this exhibit have been omitted and filed separately with the Commission. (Incorporated by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1994, file no. 0-14602.)
10.6      Letter and Registration Rights Agreement dated August 31, 1994 between
          Hauser Chemical Research, Inc. and the Company.   (Incorporated by
          reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1994, file no. 0-14602.)
10.7      Facilities Rental Agreement dated November 1, 1994 between the
          Company and Natural Energy Laboratory of Hawaii Authority.
          (Superseded by Exhibit 10.13.) (Incorporated by reference to Exhibit
          10.11 to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1995, file no. 0-14602.)

10.8      Facilities Rental Agreement dated December 2, 1994 between the
          Company and Natural Energy Laboratory of Hawaii Authority.
          (Superseded by Exhibit 10.13.) (Incorporated by reference to Exhibit
          10.12 to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1995, file no. 0-14602.)
10.9 Term Loan Agreement dated April 1, 1995 between Spirulina International B.V. and the Company. (Incorporated by reference to
          Exhibit 10.13 to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1995, file no. 0-14602.)
10.10 License Agreement by and between The University of Memphis and the Company dated June 19, 1995. (Incorporated by reference to Exhibit
          10.14 to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1995, file no. 0-14602.)
10.11     Term Loan Agreement dated July 11, 1995 between the Company and
          Satoshi Sakurada.   (Incorporated by reference to Exhibit 10.3 to the
          Company's Quarterly Report on Form 10-QSB for the quarter ended December 31, 1995, file no. 0-14602)
10.12 1995 Stock Option Plan for Cyanotech Corporation dated August 9, 1995, as amended. (Incorporated by reference to Exhibit 4(c) to the Company's Registration Statement on Form S-8 filed on October 27, 1995, file no. 33-63789.)
10.13     Sub-Lease Agreement between the Company and Natural Energy
          Laboratory of Hawaii Authority dated December 29, 1995. (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB for the quarter ended December 31, 1995, file no. 0-14602.)
10.14 Preferred Stock Conversion and Registration Rights Agreement by and between the Company and Firemen's Insurance Company of Newark, New Jersey, dated as of February 20, 1996. (Incorporated by reference to Exhibit 10.16 to the Company's Registration Statement on Form SB-2 as filed on February 28, 1996, file no. 333-00951.)
10.15 Registration Rights Agreement by and between the Company and American Cynamid Company dated as of February 20, 1996. (Incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form SB-2 as filed on February 28, 1996, file no 333-00951.)
10.16 Management Incentive Plan dated May 18, 1995. Confidential portions of this exhibit have been omitted and filed separately with the Commission. (Incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-QSB for the quarter ended December 31, 1995, file no. 0-14602.)
11.1      Statement re: Computation of Earnings Per Share.
13.1      1996 Annual Report to Stockholders (President's Letter to
          Stockholders)
21.1      Subsidiaries of the Company.

_____________________

(b)  REPORTS ON FORM 8-K

     The Registrant did not file any reports on Form 8-K during the fourth quarter of the 1996 fiscal year.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of June, 1996.

                              CYANOTECH CORPORATION

                         By:   /s/ Gerald R. Cysewski
                            ------------------------------
                            Gerald R. Cysewski, Ph.D
                             Chairman of the Board,
                               President and Chief
                                Executive Officer

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


             SIGNATURE                 TITLE                              DATE
/s/ Gerald R. Cysewski             Chairman of the Board, President   June 26, 1996
- - -----------------------------      and Chief Executive Officer
     Gerald R. Cysewski, Ph.D      (Principal Executive Officer)

/s/ Ronald P. Scott                Executive Vice President - Finance June 26, 1996
- - -----------------------------      and Administration, Secretary and
     Ronald P. Scott               Treasurer (Principal Financial and
                                   Accounting Officer)

/s/ Julian C. Baker                Director                           June 24, 1996
- - -----------------------------
     Julian C. Baker

/s/ Eva R. Reichl                  Director                           June 13, 1996
- - -----------------------------
     Eva R. Reichl

/s/ John T. Ushijima               Director                           June 24, 1996
- - -----------------------------
     John T. Ushijima

/s/ Paul C. Yuen                   Director                           June 24, 1996
- - -----------------------------
     Paul C. Yuen

                                                                 30

CYANOTECH CORPORATION

Index to Financial Statements

                                                      Page
                                                      ----
Independent Auditors' Report                          F-2
Consolidated Balance Sheets                           F-3
Consolidated Statements of Income                     F-4
Consolidated Statements of Stockholders' Equity       F-5
Consolidated Statements of Cash Flows                 F-6
Notes to Consolidated Financial Statements        F-7 to F-18

                           INDEPENDENT AUDITORS' REPORT

The Board of Directors
Cyanotech Corporation:

We have audited the accompanying consolidated balance sheets of Cyanotech Corporation and subsidiary as of March 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cyanotech Corporation and subsidiary as of March 31, 1996 and 1995, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


KPMG Peat Marwick, LLP

Honolulu, Hawaii
April 26, 1996

                             CYANOTECH CORPORATION

                           Consolidated Balance Sheets

                             March 31, 1996 and 1995
                        (in thousands, except share data)

                             ASSETS (NOTE 4)                          1996     1995
                                                                     -------  -------
Current assets:
  Cash and cash equivalents                                          $ 9,409  $   496
  Accounts receivable                                                  1,288      648
  Inventories (note 2)                                                   494      375
  Prepaid expenses                                                       120        5
                                                                     -------  -------
      Total current assets                                            11,311    1,524
Equipment and leasehold improvements, net (note 3)                     8,349    4,635
Other assets                                                              56       53
                                                                     -------  -------
      Total assets                                                   $19,716  $ 6,212
                                                                     -------  -------
                                                                     -------  -------
                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt (note 4)                      $   150  $     7
  Current maturities of capital lease obligations (note 5)               126       58
  Accounts payable                                                       852      629
  Accrued expenses and other (note 7)                                    434      230
                                                                     -------  -------
      Total current liabilities                                        1,562      924
Long-term debt, excluding current maturities (note 4)                    513       --
Obligations under capital lease, excluding current
  maturities (note 5)                                                    325      184
                                                                     -------  -------
      Total liabilities                                                2,400    1,108
                                                                     -------  -------
Stockholders' equity:
  Preferred stock (note 8)                                                 1        2
  Common stock of $.005 par value, authorized
   18,000,000 shares; issued and outstanding
   11,755,650 shares at March 31, 1996 and issued
   9,051,325 shares at March 31, 1995                                     59       45
  Additional paid-in capital                                          21,876   12,216
  Accumulated deficit                                                 (4,620)  (7,129)
                                                                     -------  -------
                                                                      17,316    5,134
  Less - treasury stock, 30,000 common shares at cost at
   March 31, 1995                                                         --       30
                                                                     -------  -------
      Total stockholders' equity                                      17,316    5,104
                                                                     -------  -------
Commitments and contingencies (notes 5, 8 and 13)
      Total liabilities and stockholders' equity                     $19,716  $ 6,212
                                                                     -------  -------
                                                                     -------  -------

See accompanying notes to consolidated financial statements.

                             CYANOTECH CORPORATION

                        Consolidated Statements of Income

                       Years ended March 31, 1996 and 1995

                      (in thousands, except per-share data)


                                                                 1996      1995
                                                                -------  -------
Net sales (note 10)                                             $ 8,081  $ 4,150
Cost of sales                                                     3,518    2,275
                                                                -------  -------
      Gross profit                                                4,563    1,875
                                                                -------  -------
Operating expenses:
  Research and development                                          351      171
  General and administrative                                      1,196      685
  Sales and marketing                                               445      301
                                                                -------  -------
      Total operating expenses                                    1,992    1,157
                                                                -------  -------
      Income from operations                                      2,571      718
                                                                -------  -------
Other income (expense):
  Interest income                                                    32       17
  Interest expense                                                  (90)     (27)
  Other income (expense), net                                        (4)      98
  Proportionate share of loss of joint venture                       --      (37)
                                                                -------  -------
      Total other income (expense)                                  (62)      51
                                                                -------  -------
      Net income                                                $ 2,509  $   769
                                                                -------  -------
                                                                -------  -------
Net income per common share                                     $  0.17  $  0.05
                                                                -------  -------
                                                                -------  -------
Weighted average number of common shares and common share
  equivalents                                                    14,548   13,589
                                                                -------  -------
                                                                -------  -------

See accompanying notes to consolidated financial statements.

                             CYANOTECH CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                       Years ended March 31, 1996 and 1995
                      (in thousands, except share data)

                                               PREFERRED STOCK
                                                  (NOTE 8)        COMMON STOCK
                                              -----------------  ----------------  ADDITIONAL                            TOTAL
                                                           PAR               PAR    PAID-IN    ACCUMULATED  TREASURY  STOCKHOLDERS'
                                                SHARES    VALUE    SHARES   VALUE   CAPITAL      DEFICIT     STOCK       EQUITY
                                              ----------  -----  ---------- -----  ----------  -----------  --------  -------------
Balances at March 31, 1994                     2,118,507    $2    8,736,506   $44    $12,042     $(7,898)     $(30)      $ 4,160

Common stock issued for cash, net of
  costs of $6                                         --    --      146,969     1        144          --        --           145
Exercise of warrants for cash                         --    --       38,400    --         24          --        --            24
Exercise of stock options for cash                    --    --        4,300    --          3          --        --             3
Conversion of 21,030 shares of Series C
  preferred stock to 105,150 shares of
  common stock (note 8)                          (21,030)   --      105,150    --         --          --        --            --
Conversion of 100,000 shares of Series E
  preferred stock to 20,000 shares of
  common stock (note 8)                         (100,000)   --       20,000    --         --          --        --            --
Issuance of common stock warrants for
  services                                            --    --           --    --          3          --        --             3
Net income                                            --    --           --    --         --         769        --           769
                                              ----------  -----  ---------- -----  ----------  -----------  --------  -------------
Balances at March 31, 1995                     1,997,477    2     9,051,325    45     12,216      (7,129)      (30)        5,104

Exercise of warrants for cash                         --    --      891,200     5        507          --        --           312
Exercise of stock options for cash                    --    --       82,625    --         76          --        --            76
Issuance of common stock to nonemployee
  directors for services                              --    --        8,000    --         40          --        --            40
Exchange of Series A preferred stock for
  common stock                                (1,250,000)   (1)     250,000     1         --          --        --            --
Exchange of Series B preferred stock for
  common stock                                   (12,500)   --        2,500    --         --          --        --            --
Retirement of treasury stock                         --     --      (30,000)   --        (30)         --        30            --
Common Stock issued for cash, net of
  costs of $556                                      --     --    1,500,000     8      9,067          --        --         9,075
Net income                                           --     --           --    --         --       2,509        --         2,509
                                              ----------  -----  ---------- -----  ----------  -----------  --------  -------------
Balances at March 31, 1996                      734,977   $  1   11,755,650   $59    $21,876     $(4,620)   $   --       $17,316
                                              ----------  -----  ---------- -----  ----------  -----------  --------  -------------
                                              ----------  -----  ---------- -----  ----------  -----------  --------  -------------

See accompanying notes to consolidated financial statements.

                             CYANOTECH CORPORATION

                     Consolidated Statements of Cash Flows
                      Years ended March 31, 1996 and 1995
                                 (in thousands)

                                                                     1996     1995
                                                                    -------  -------
Cash flows from operating activities:
  Net income                                                        $ 2,509  $   769
  Adjustments to reconcile net income to net cash provided by operating activities:
    Proportionate share of loss of joint venture                         --       37
    Depreciation and amortization                                       499      338
    Increase in accounts receivable                                    (640)    (186)
    (Increase) decrease in inventories                                 (119)      23
    Increase in prepaid expenses and other assets                      (118)     (17)
    Increase in accounts payable                                        223       63
    Increase (decrease) in accrued expenses and other                   204      (28)
    Other                                                                40       --
                                                                    -------  -------
        Net cash provided by operating activities                     2,598      999
                                                                    -------  -------
Cash flows from investing activities:
  Investment in equipment and leasehold improvements                 (3,910)  (1,442)
  Investment in joint venture                                            --      (37)
                                                                    -------  -------
        Net cash used in investing activities                        (3,910)  (1,479)
                                                                    -------  -------
Cash flows from financing activities:
  Net proceeds from issuance of common stock and exercise of
    stock options and warrants                                        9,663      175
  Proceeds from issuance of long-term debt                              750       --
  Principal payments on long-term debt                                  (94)     (13)
  Principal payments on capital lease obligations                       (94)     (52)
                                                                    -------  -------
        Net cash provided by financing activities                    10,225      110
                                                                    -------  -------
        Net increase (decrease) in cash and cash
          equivalents                                                 8,913     (370)
Cash and cash equivalents at beginning of year                          496      866
                                                                    -------  -------
Cash and cash equivalents at end of year                            $ 9,409  $   496
                                                                    -------  -------
                                                                    -------  -------
Supplemental disclosure of cash flow information:
  Cash paid during the year for interest                            $    73  $    26
                                                                    -------  -------
                                                                    -------  -------
  Non-cash investing and financing activities:
    Equipment leased under capital lease obligations                $   303  $   166
                                                                    -------  -------
                                                                    -------  -------
    Issuance of common stock to non-employee directors for
      services                                                      $    40       --
                                                                    -------  -------
                                                                    -------  -------

See accompanying notes to consolidated financial statements.

                             CYANOTECH CORPORATION

                  Notes to Consolidated Financial Statements

                     Years ended March 31, 1996 and 1995
                (all amounts in thousands, except share data)

 (1)  DESCRIPTION OF BUSINESS AND SUMMARY OF ACCOUNTING POLICIES
      (a)  Description of Business

           Cyanotech Corporation (Company) develops and commercializes natural products from microalgae. The Company is currently producing microalgae products for the nutritional supplement and immunological diagnostics markets and is also developing microalgae-based products for the aquaculture feed/pigments, biopesticide and food coloring markets.

           Substantially all of the Company's net sales have been attributable to its SPIRULINA PACIFICA products. Sales of SPIRULINA PACIFICA products accounted for approximately 98% and 97% of the Company's net sales for the year ended March 31, 1996 and 1995, respectively.

      (b)  Principles of Consolidation

           The Company consolidates enterprises in which it has a controlling financial interest. The accompanying consolidated financial statements include the accounts of Cyanotech
           Corporation and its wholly owned subsidiary, Nutrex, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

      (c)  Cash Equivalents

           For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt investments purchased with original maturities of three months or less to be cash equivalents.

      (d)  Inventories

           Inventories are stated at the lower of cost (which approximates first-in, first-out) or market.

      (e)  Equipment and Leasehold Improvements

           Owned equipment and leasehold improvements are stated at cost. Equipment under capital lease is stated at the lower of the present value of minimum lease payments or fair value of the equipment at the inception of the lease. Depreciation and amortization are provided using the straight-line method over the following estimated useful lives:

                                                   ESTIMATED
                                                 USEFUL LIVES
                                                 -------------
                  Equipment                      3 to 10 years
                  Leasehold improvements            lease term
                  Furniture and fixtures               7 years
                  Equipment under capital lease     lease term

           Amortization of equipment under capital lease is included in depreciation and amortization expense in the accompanying consolidated financial statements.

                             CYANOTECH CORPORATION

      (f)  Investments in Joint Ventures

           Investments in joint ventures and other investments for which the Company has the ability to exercise significant influence over the operating and financing policies of the enterprise are accounted for under the equity method.

      (g)  Net Income Per Common Share

           Net income per common share is computed based on net income after preferred stock dividend requirements and the weighted average number of common shares outstanding during the year, adjusted to reflect the assumed exercise of outstanding stock options and warrants and the conversion of preferred stock to the extent such items have a dilutive effect on the computation. Fully diluted net income per common share is not materially different from primary net income per common share.

      (h)  Income Taxes

           Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases and operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

      (i)  Research and Development

           Research and development costs are expensed as incurred.

      (j)  Accounting Changes

           LONG-LIVED ASSETS

           In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of that loss would be based on the fair value of the asset.

           Generally, SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell.

           The Company adopted the provisions of SFAS No. 121 effective April 1, 1996. The adoption of SFAS No. 121 did not have a material effect on the Company's financial condition or results of operations.

                             CYANOTECH CORPORATION

           STOCK-BASED COMPENSATION

           In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 establishes a fair value based method of accounting for stock-based compensation, but does not require an entity to adopt the new method for purposes of preparing its basic financial statements. For entities not adopting the new method, SFAS No. 123 requires footnote disclosure of proforma net income and earnings per share information as if the fair value based method had been adopted. The disclosure requirements of SFAS No. 123 are effective for financial statements for fiscal years beginning after December 15, 1995. The Company will comply with the disclosure requirements of SFAS No. 123 in its consolidated financial statements as of and for the year ending March 31, 1997.

      (k)  Use of Estimates

           The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates.

      (l)  Reclassifications

           Certain 1995 amounts were reclassified to conform with 1996 presentations. Such reclassifications had no effect on the previously reported results of operations.

 (2)  INVENTORIES

      Inventories consists of the following as of March 31, 1996 and 1995:

                                      1996   1995
                                      ----   ----
                Raw materials         $ 73   $ 29
                Work in process        200    105
                Finished goods         105    171
                Supplies               116     70
                                      ----   ----
                                      $494   $375
                                      ----   ----
                                      ----   ----

                             CYANOTECH CORPORATION

 (3)  EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

      Equipment and leasehold improvements consists of the following as of March 31, 1996 and 1995:

                                                       1996      1995
                                                      -------   -------
      Equipment                                       $ 3,538   $ 2,622
      Leasehold improvements                            6,815     3,648
      Furniture and fixtures                               36        31
      Equipment under capital lease (note 5)              602       299
                                                      -------   -------
                                                       10,991     6,600
      Less accumulated depreciation and amortization   (3,038)   (2,539)
      Construction in-progress                            396       574
                                                      -------   -------
      Equipment and leasehold improvements, net       $ 8,349   $ 4,635
                                                      -------   -------
                                                      -------   -------

 (4)  LONG-TERM DEBT

      Long-term debt consists of the following as of March 31, 1996 and 1995:

                                                       1996      1995
                                                      -------   -------

      Note payable at 5% to the State of Hawaii,
       Department of Agriculture, secured by all
       Company assets, paid in September 1995         $    --   $     7

      Notes payable at the London Interbank
       Offered Rate (LIBOR) plus 2%, adjusted
       quarterly; principal payments of $37.5
       due quarterly, plus interest                       663        --

      Less current maturities of long-term debt          (150)       (7)
                                                      -------   -------
          Long-term debt, excluding current
            maturities                                $   513   $    --
                                                      -------   -------
                                                      -------   -------

      On April 1, 1995, the Company executed a $250 note, payable in principal installments of $12.5 each quarter, plus interest, with principal and interest payments satisfied by delivering to the lender an equivalent market value amount of salable product or cash (at the lender's option). The note payable bears interest at LIBOR plus 2%, adjusted quarterly, and is secured by certain Company assets.

      On July 11, 1995, the Company executed a $500 note, payable in principal installments of $25 each quarter, plus interest, with principal and interest payments satisfied by delivering to the lender an equivalent market value amount of salable product or cash (at the lender's option). The note payable bears interest at LIBOR plus 2%, adjusted quarterly, and is secured by certain Company assets.

                             CYANOTECH CORPORATION

 (5)  LEASES

      The Company leases certain of its equipment and a building under capital leases expiring between 1998 and 2000, and leases facilities, equipment and land under operating leases expiring between 1997 and 2025. At March 31, 1996, the net book value of equipment under the capital leases amounted to $523.

      Future minimum lease payments under non-cancelable operating leases and the present value of future minimum capital lease payments as of March 31, 1996 are as follows:

                                                            CAPITAL  OPERATING
                                                            LEASES     LEASES
                                                            -------  ----------
      Year ending March 31:
         1997                                                  $160     $  127
         1998                                                   152        117
         1999                                                   142        114
         2000                                                    38        112
         2001                                                    --        112
         Thereafter, through 2025                                --      2,771
                                                               ----     ------
            Total minimum lease payments                        492     $3,353
                                                                        ------
                                                                        ------
      Less amount representing interest at 8.1%                  41
                                                               ----
            Present value of minimum capital lease
              payments                                          451

      Less current maturities of capital lease obligations      126
                                                               ----
            Obligations under capital lease, excluding
              current maturities                               $325
                                                               ----
                                                               ----

      Total rent expense under operating leases amounted to $89 and $48 for the years ended March 31, 1996 and 1995.

 (6)  INVESTMENT IN JOINT VENTURES

      In March 1993, the Company formed a joint venture corporation, OceanColor, Inc., with an unrelated entity, Aquasearch, Inc., to develop commercial systems for producing a natural red pigment from microalgae, called astaxanthin, for use as a natural feed ingredient by the acquaculture industry. On November 18, 1994, the joint venture agreement was terminated by mutual consent. Under the terms of the joint venture agreement, the Company owned a 50% interest in OceanColor, Inc., and was committed to contribute, subject to certain conditions, services and facilities and equipment use and technology valued at $423. As of the termination date, $63 of services and facilities and equipment use had been contributed and the Company has no further obligation under the joint venture arrangement. The Company plans to continue, on its own, development of commercial systems for the production of astaxanthin.

                             CYANOTECH CORPORATION

      On August 31, 1994, the Company formed a joint venture partnership with Hauser Chemical Research, Inc. (Hauser) to develop, produce, and market natural beta carotene. Under the terms of the partnership agreement, Hauser owns a 60% interest and the Company owns a 40% interest in the joint venture. Development work is expected to be completed in 1996 with the total cost to the Company for its share of development costs not expected to exceed $400 (as of March 31, 1996 and 1995, approximately $324 and $125, respectively, had been incurred). Funding for the construction of the commercial production facility would be arranged by the joint venture partnership.

 (7)  ACCRUED EXPENSES AND OTHER

     Accrued expenses and other consists of the following as of March 31, 1996 and 1995:

                                                    1996  1995
                                                    ----  ----
            Accrued payroll and related benefits    $341  $126
            Accrued directors' fees                   30    35
            Deposits                                  --    26
            Other accrued liabilities                 63    43
                                                    ----  ----
                                                    $434  $230
                                                    ----  ----
                                                    ----  ----

 (8)  PREFERRED STOCK

      Series A and B convertible preferred stock were non-voting (except for the right of Series A preferred stockholders to elect one director, as described below) and were convertible into common stock at the rate of five shares of preferred stock for one share of common stock through February 28, 1995 for Series A preferred stock and February 28, 1993 for Series B preferred stock. Holders of Series A and B preferred stock were entitled to 12% cumulative annual dividends at the rate of $.048 per share. Series A preferred stockholders also had certain preemptive rights, anti-dilution privileges and the right to elect one member of the board of directors. The consent of Series A preferred stockholders was also required to alter their present rights, issue additional shares of preferred stock, sell the Company, or sell or assign the Company's proprietary technical information.

      On December 27, 1995, the Company exchanged 2,500 shares of restricted common stock for the remaining 12,500 shares of Series B preferred stock. On March 27, 1996, the Company exchanged 250,000 shares of restricted common stock for all 1,250,000 shares of Series A preferred stock. The amount of cumulative dividends foregone due to conversion during the year ended March 31, 1996 was $655 and $6 for Series A and Series B preferred stock, respectively.

                             CYANOTECH CORPORATION

      Series C convertible preferred stock is convertible into common stock at the rate of one share of preferred stock for five shares of common stock through February 23, 2000, after which date the conversion feature is no longer applicable. Holders of 21,030 shares of Series C preferred stock elected to convert such shares into 105,150 shares of common stock during the year ended March 31, 1995. Series C preferred stock has voting rights equal to the number of shares of common stock into which it is convertible and has a preference in liquidation over all other series of preferred stock of $5 per share plus any accumulated but unpaid dividends. Holders of Series C preferred stock are entitled to 8% cumulative annual dividends at the rate of $.40 per share; cumulative dividends in arrears as of March 31, 1996 amount to $1,957 ($2.663 per share). Upon conversion of Series C preferred stock, cumulative dividends in arrears on converted shares are no longer payable. The amount of cumulative dividends foregone due to conversion during the year ended March 31, 1995 was $36. The consent of Series C preferred stockholders is required to change their present rights or sell all or substantially all of the Company's assets.

      The Series C convertible preferred stock was originally issued with a redemption feature. Terms of the Series C preferred stock were modified in February 1991 to eliminate such redemption feature.

      Series E convertible preferred stock was convertible at the holder's option into common stock at the rate of five shares of preferred stock for one share of common or for such number of common shares as have a market value of $.75, through September 26, 1994. Series E convertible preferred stock was converted by the holder into 20,000 shares of common stock on September 21, 1994. Upon conversion of Series E preferred stock, cumulative dividends in arrears on converted shares are no longer payable. The amount of cumulative dividends foregone due to conversion during the year ended March 31, 1995 was $38.

      Preferred stock as of March 31, 1996 and 1995 consists of the following:

                                                             1996     1995
                                                            ------    -----
      Preferred stock, authorized 5,000,000 shares;
        $.001 par value, issued and outstanding:

          Series A, 12% cumulative; 1,250,000 shares
           at March 31, 1995 (nil at March 31, 1996);
           liquidation value $.40 per share plus
           unpaid accumulated dividends                     $  --     $   1

          Series B, 12% cumulative, 12,500 shares at
           March 31, 1995 (nil at March 31, 1996);
           liquidation value $.40 per share plus
           unpaid accumulated dividends                        --        --*

          Series C, 8% cumulative, convertible;
           734,977 shares; liquidation value
           $5.00 per share plus unpaid accumulated
           dividends                                            1         1
                                                            -----     -----
                                                            $   1     $   2
                                                            -----     -----
                                                            -----     -----

      *Amount is less than $.5

                             CYANOTECH CORPORATION

 (9)  STOCK OPTIONS AND WARRANTS

      STOCK OPTIONS

      At the Company's annual meeting held on August 9, 1995, the stockholders of the Company approved the Company's 1995 Stock Option Plan (Plan), reserving a total of 400,000 shares of common stock for issuance under the Plan. The Plan provides for the issuance of both incentive and non-qualified stock options. Options are to be granted at or above the fair market value of the Company's common stock at the date of grant and generally become exercisable over a five-year period.

      The Company also has a Non-employee Director Stock Option and Stock Grant Plan, which was approved by stockholders in 1994. Under this plan and upon election to the Board of Directors, non-employee directors are granted a ten-year option to purchase 3,000 shares of the Company's common stock at its fair market value on the date of grant. In addition, on the date of each Annual Meeting of Stockholders in each year that this plan is in effect, each non-employee director continuing in office will be automatically granted, without payment, 2,000 shares of common stock that is non-transferable for six months following the date of grant. Grants of 8,000 shares of common stock were made under this plan in August 1995. Expense recognized as a result of these stock grants amounted to $40 for the year ended March 31, 1996.

      In 1985, the Company adopted an Incentive Stock Option Plan (qualified stock option plan) and authorized 200,000 shares of common stock to be set aside for grants to officers and key employees of the Company. In 1993, the stockholders approved an amendment to the Incentive Stock Option Plan which increased the number of shares reserved for issuance under this plan from 200,000 to 400,000. Options were granted with exercise prices not lower than the fair market value of the Company's common stock at the date of grant. Options generally became excercisable in four equal annual installments, commencing one year from the date of grant and expire, if not exercised, five years from the date of grant, unless stipulated otherwise by the Compensation and Stock Option Committee of the board of directors. The Incentive Stock Option Plan terminated on March 18, 1995. Options granted prior to the plan termination date are not affected.

      The Company has also issued non-qualified stock options to non-employees and directors in exchange for services provided to the Company. Non-qualified stock options are granted with exercise prices not lower than the fair market value of the Company's common stock on the date of grant, are immediately exercisable and expire two to ten years from the date of grant.

                             CYANOTECH CORPORATION

      A summary of transactions relating to options during the years ended March 31, 1995 and 1996 is set forth below:


                                                              OPTIONS OUTSTANDING
                                               --------------------------------------------------
                                                      QUALIFIED               NON-QUALIFIED
                                               ------------------------  ------------------------
                                                NUMBER OF                 NUMBER OF
                                     SHARES      SHARES                    SHARES
                                    AVAILABLE     UNDER      PRICE PER      UNDER      PRICE PER
                                    FOR GRANT    OPTION        SHARE       OPTION        SHARE
                                    ---------  ----------  ------------  -----------  ------------
Balances at March 31, 1994           175,700     221,000   $.56 to 1.50      2,000    $   .50
                                                                                        1.06 to
Options granted                      (98,900)     98,900       .94         115,000       2.00
Options exercised                         --      (4,300)  .56 to .94           --        --
Options canceled                      20,900     (20,900)  .56 to 1.50      (3,000)      1.06
                                    --------     -------   -----------     -------    ------------
Balances at March 31, 1995            97,700     294,700   .56 to 1.50     114,000     .50 to 2.00
Additional shares reserved           400,000          --       --               --        --
Options granted                     (101,000)    101,000      5.13              --        --
Options exercised                         --     (79,625)  .56 to 1.50      (3,000)      1.06
Options canceled                       7,375      (7,375)  .56 to 1.50          --        --
Termination of 1985 Plan            (104,375)         --       --               --        --
                                    --------     -------   -----------     -------    ------------
Balances at March 31, 1996           299,700     308,700   $.56 to 5.13    111,000    $.50 to 2.00
                                    --------     -------   ------------    -------    ------------
                                    --------     -------   ------------    -------    ------------



      At March 31, 1996, options to purchase 226,913 shares of common stock were exercisable.

      WARRANTS

      At March 31, 1996, the Company has warrants outstanding to acquire 801,000 shares of the Company's common stock. The warrants were issued in consideration for loans to the Company, in consideration for and in recognition of services performed and to certain individuals who guaranteed notes payable by the Company. Warrants granted for loans, services and guarantees were granted with exercise prices not lower than the fair market value of the Company's common stock on the date of grant. The warrants are exercisable at prices ranging from $.40 to $1.00 per share and expire on various dates from May 1996 to September 1999. Warrants to acquire 891,200 and 38,400 shares of common stock were exercised at an average price of $.57 and $.63 in 1996 and 1995, respectively.

                             CYANOTECH CORPORATION

(10)  MAJOR CUSTOMERS AND EXPORT SALES

      Sales to major customers for the years ended March 31, 1996 and 1995 are summarized as follows (percent of product sales):

                                           1996      1995
                                           ----      ----
                        Customer A          29%        *%
                        Customer B          11%       17%
                        Customer C           *%       13%
                                           ----      ----
                                            40%       30%
                                           ----      ----
                                           ----      ----

      *Less than 10% of product sales.


      Product sales revenue by geographic area for the years ended March 31, 1996 and 1995 are summarized as follows:

                                                      1996          1995
                                                  ------------  ------------
      United States                               $3,614   45%  $2,412   58%
      Canada                                         896   11%     696   17%
      Europe                                         747    9%     621   15%
      China                                        2,375   29%     125    3%
      Asia/Pacific, excluding China                  449    6%     296    7%
                                                  ------  ----  ------  ----
                                                  $8,081  100%  $4,150  100%
                                                  ------  ----  ------  ----
                                                  ------  ----  ------  ----

      All foreign product sales transactions are consummated in U.S. dollars.

(11)  INCOME TAXES

      The provision for income taxes for the years ended March 31, 1996 and 1995 is nil due to the utilization of net operating losses.

                             CYANOTECH CORPORATION

      The tax effects of temporary differences related to various assets and liabilities that give rise to deferred tax assets and deferred tax liabilities as of March 31, 1996 and 1995 are as follows:

                                                       1996     1995
                                                      -------  -------
      Deferred tax assets:
        Net operating loss carryforwards              $ 1,509  $ 2,585
        Tax credit carryforwards                          140      140
        Other                                             169       73
                                                      -------  -------
                                                        1,818    2,798
        Less valuation allowance                       (1,750)  (2,751)
                                                      -------  -------
            Net deferred tax assets                   $    68  $    47
                                                      -------  -------
                                                      -------  -------
      Deferred tax liability - equipment and
        leasehold improvements                        $    68  $    47
                                                      -------  -------
                                                      -------  -------

      The valuation allowance for deferred tax assets as of March
      31, 1996 and 1995 was $1,750 and $2,751, respectively. The valuation allowance decreased by $1,001 and $300 during the years ended March 31, 1996 and 1995, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

      Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at March 31, 1996.

      At March 31, 1996, the Company has tax net operating tax loss carryforwards available to offset future federal and state taxable income and tax credit carryforwards available to offset future federal income taxes as follows:

                                   NET                       RESEARCH AND
                                OPERATING    INVESTMENT     EXPERIMENTATION
            EXPIRES MARCH 31,    LOSSES      TAX CREDITS      TAX CREDITS
            -----------------  ----------    -----------    ---------------
            1998                $     --     $       --        $       3
            1999                      --             --               14
            2000                      --             14               15
            2001                      --             --               22
            2002                      --             --               15
            2003                    1,223            --               52
            2004                    1,825            --                5
            2005                      155            --               --
            2006                      763            --               --

                             CYANOTECH CORPORATION

                                   NET                       RESEARCH AND
                                OPERATING    INVESTMENT     EXPERIMENTATION
            EXPIRES MARCH 31,    LOSSES      TAX CREDITS      TAX CREDITS
            -----------------  ----------    -----------    ---------------
            2007                $       1            --               --
            2008                      --             --               --
            2009                        1            --               --
            2010                        1            --               --
                               -----------        -----            -----
                                $   3,969     $      14        $     126
                               -----------        -----            -----
                               -----------        -----            -----

      In addition, the Company has alternative minimum tax credit carryforwards of approximately $52 which are available to reduce future federal regular income taxes, if any, over an indefinite period.

      Investment tax credits will be recorded as a reduction of the provision for federal income taxes in the year realized.

(12)  FAIR VALUE OF FINANCIAL INSTRUMENTS

      FASB Statement No. 107, "Disclosure about Fair Value of Financial Instruments," defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

      The following methods and assumptions were used to estimate the fair value of each class of financial instruments as of March 31, 1996:

      CASH AND CASH EQUIVALENTS

      The carrying amounts approximate fair value because of the short-term nature of these instruments.

      LONG-TERM DEBT

      The carrying amounts approximate fair value because the instruments reprice at market rates on a quarterly basis.

(13)  COMMITMENTS AND CONTINGENCIES

      At March 31, 1996, the Company has entered into commitments for capital expenditures totaling $1,556.

      The Company is involved in various claims arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.