Form 10QSB
period 1996-06-30
CYANOTECH CORP
filed 1996-08-14
CIK 768408

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                    For Quarterly Period Ended June 30, 1996

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
Yes   XX   No
    ------    ------

            Number of common shares outstanding as of August 7, 1996:

                 Title of Class                       Shares Outstanding
                 --------------                       ------------------

      Common stock - $.005 par value stock                12,657,520

     Transitional Small Business Disclosure Format: Yes      ; No   X
                                                        -----     -----

                             CYANOTECH CORPORATION
                                  FORM 10-QSB

                                     INDEX

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements                                         Page
                                                                      ----
     Consolidated Balance Sheets
          June 30, 1996 and March 31, 1996 ........................     3

     Consolidated Statements of Income
          Three month periods ended
          June 30, 1996 and 1995 ..................................     4

     Consolidated Statements of Cash Flows
          Three month periods ended
          June 30, 1996 and 1995 ..................................     5

     Notes to Consolidated Financial Statements ...................     6


Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations....................     9


PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K ........................    12

SIGNATURES ........................................................    13

PART I. FINANCIAL INFORMATION
   Item 1.  Financial Statements

                             CYANOTECH CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                               June 30,      March 31
                                                                 1996          1996
                                                              (Unaudited)    (Audited)
                                                              -----------    ---------
ASSETS
Current assets:
   Cash and cash equivalents                                     $ 9,798      $ 9,409
   Accounts receivable                                             1,972        1,288
   Inventories (note 2)                                              623          494
   Prepaid expenses                                                  145          120
                                                                 -------      -------
       Total current assets                                       12,538       11,311

Equipment and leasehold improvements, net (note 4)                 9,440        8,349
Other assets                                                         125           56
                                                                 -------      -------
       Total assets                                              $22,103      $19,716
                                                                 -------      -------
                                                                 -------      -------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt                          $   150      $   150
   Current maturities of capital lease obligations                   126          126
   Accounts payable                                                  803          852
   Other accrued liabilities (note 5)                                378          434
                                                                 -------      -------
       Total current liabilities                                   1,457        1,562
                                                                 -------      -------

Long-term debt, excluding current maturities                         475          513
Obligations under capital leases, excluding
   current maturities                                                294          325
                                                                 -------      -------
       Total liabilities                                           2,226        2,400

Stockholders' equity:
   Preferred stock (note 6)                                            1            1
   Common Stock - 12,657,270 shares issued and outstanding
       on June 30, 1996 and 11,755,650 shares issued and
       outstanding on March 31, 1996                                  63           59
   Additional paid-in capital                                     23,588       21,876
   Accumulated deficit                                            (3,775)      (4,620)
                                                                 -------      -------
       Total stockholders' equity                                 19,877       17,316
                                                                 -------      -------
             Total liabilities and stockholders' equity          $22,103      $19,716
                                                                 -------      -------
                                                                 -------      -------

          See accompanying notes to consolidated financial statements

                             CYANOTECH CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except per share amounts)
                                  (Unaudited)

                                                      Three Months Ended
                                                    June 30,       June 30,
                                                      1996           1995
                                                    --------       --------
NET SALES                                            $2,455         $1,568
COST OF PRODUCT SALES                                   985            790
                                                     ------         ------
     Gross Profit                                     1,470            778
                                                     ------         ------
OPERATING EXPENSES:
  Research and development                              161             69
  General and administrative                            358            206
  Sales and marketing                                   192             85
                                                     ------         ------
     Total operating expenses                           711            360
                                                     ------         ------
     Income from operations                             759            418
                                                     ------         ------
OTHER INCOME (EXPENSE):
  Interest income                                       108              6
  Interest expense                                      (22)           (10)
  Other income, net                                      --             (1)
                                                     ------         ------
     Total other income (expense)                        86             (5)
                                                     ------         ------
NET INCOME                                             $845           $413
                                                     ------         ------
                                                     ------         ------
NET INCOME PER COMMON SHARE                           $0.05          $0.03
                                                     ------         ------
                                                     ------         ------
Weighted average number of common
  shares outstanding and
   common stock equivalents (note 3)                 16,353         14,242
                                                     ------         ------
                                                     ------         ------

          See accompanying notes to consolidated financial statements

                             CYANOTECH CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                Three Months Ended
                                                             June 30,         June 30,
                                                               1996             1995
                                                             --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                 $   845          $ 413
   Adjustments to reconcile net income to net
     cash provided by (used in) operating activities:
        Depreciation and amortization                             163            127
        Net increase in:
            Accounts receivable                                  (684)          (137)
            Inventories                                          (129)           (53)
            Prepaid expenses and other assets                     (94)          (164)
        Net decrease in:
            Accounts payable                                      (49)          (123)
            Other accrued liabilities                             (56)           (47)
                                                               ------          -----
Net cash provided by (used in) operating activities                (4)            16
                                                               ------          -----
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in equipment and leasehold improvements          (1,254)          (712)
                                                               ------          -----
Net cash used in investing activities                          (1,254)          (712)
                                                               ------          -----
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from issuance of common stock                   1,398             --
   Net proceeds from exercise of warrants and options             318            243
   Proceeds from issuance of long-term debt                        --            250
   Principal payments on capital lease obligations                (31)           (13)
   Principal payments on long-term debt                           (38)            (3)
                                                               ------          -----
Net cash provided by financing activities                       1,647            477
                                                               ------          -----
Net increase (decrease) in cash and cash equivalents              389           (219)
Cash and cash equivalents at beginning of period                9,409            496
                                                               ------          -----
Cash and cash equivalents at end of period                    $ 9,798          $ 277
                                                               ------          -----
                                                               ------          -----

          See accompanying notes to consolidated financial statements

                             CYANOTECH CORPORATION
                                  FORM 10-QSB
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1996

1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements and notes should be read in conjunction with the Company's financial statements contained in the Company's previously filed report on Form 10-KSB for the year ended March 31, 1996.

     The Company consolidates enterprises in which it has a controlling financial interest. The accompanying consolidated financial statements include the accounts of Cyanotech Corporation and its wholly-owned subsidiary, Nutrex, Inc. All significant intercompany balances and transactions have been eliminated in consolidation. While the financial information furnished for the three month period ended June 30, 1996 is unaudited, the statements in this report reflect all material items which, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the dates of the consolidated balance sheets. The operating results for the interim period presented are not necessarily indicative of the results that may be expected for the year ending March 31, 1997.


2.   INVENTORIES

     Inventories are stated at the lower of cost (which approximates first-in, first-out) or market (net realization value) and consist of the following (dollars in thousands):

                                        June 30,       March 31,
                                         1996           1996
                                        -------        -------
          Raw materials                 $    78        $    73
          Work in process                   200            200
          Finished goods                    193            105
          Supplies                          152            116
                                        -------        -------
                                        $   623        $   494
                                        -------        -------
                                        -------        -------

                             CYANOTECH CORPORATION
                                  FORM 10-QSB
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued


3.   NET INCOME PER COMMON SHARE INFORMATION

     Net income per common share for the three month periods ended June 30, 1996 and 1995 is computed based on net income after preferred stock dividend requirements and the weighted average number of common shares outstanding during the period, adjusted to reflect the assumed exercise of outstanding stock options and warrants and the conversion of preferred stock to the extent these items had a dilutive effect on the computation. Primary and fully diluted net income per share herein are the same.

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

                                                   June 30,        March 31,
                                                     1996            1996
                                                   -------         ---------
     Equipment                                     $ 3,573          $ 3,538
     Leasehold improvements                          8,024            6,815
     Furniture and fixtures                             36               36
     Equipment under capital lease                     602              602
                                                   -------          -------
                                                    12,235           10,991
     Less accumulated depreciation
          and amortization                          (3,201)          (3,038)
     Construction in-progress                          406              396
                                                   -------          -------
     Equipment and leasehold improvements, net     $ 9,440          $ 8,349
                                                   -------          -------
                                                   -------          -------


5.   OTHER ACCRUED LIABILITIES

     Other accrued liabilities as of June 30, 1996 and March 31, 1996 consist of the following (dollars in thousands):
                                                   June 30,        March 31,
                                                     1996            1996
                                                   -------         ---------
     Accrued payroll and related benefits          $   243          $   341
     Accrued directors' fees                            30               30
     Other accrued expenses                            105               63
                                                   -------          -------
                                                   $   378          $   434
                                                   -------          -------
                                                   -------          -------

                             CYANOTECH CORPORATION
                                  FORM 10-QSB
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued


6.   PREFERRED STOCK

     Preferred stock as of June 30, 1996 and March 31, 1996 consists of the following (dollars in thousands):

                                                   June 30,        March 31,
                                                     1996            1996
                                                   -------         ---------
     Preferred stock, authorized 5,000,000
     shares; $.001 par value, issued
     and outstanding:

       Series C, 8% cumulative, convertible;
       734,977 shares on June 30 and
       March 31, 1996; liquidation value $5.00
       per share plus unpaid accumulated dividends $     1          $     1
                                                   -------          -------
                                                   -------          -------

7.   ACCOUNTING CHANGES

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

                             CYANOTECH CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     THIS REPORT ON FORM 10-QSB CONTAINS FORWARD-LOOKING STATEMENTS REGARDING THE FUTURE PERFORMANCE OF THE COMPANY AND FUTURE EVENTS THAT INVOLVE RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE STATEMENTS CONTAINED HEREIN. THIS DOCUMENT, AND THE DOCUMENTS THAT THE COMPANY FILES FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION, SUCH AS ITS REPORTS ON FORM 10-KSB, FORM 10-QSB, FORM 8-KSB, AND ITS PROXY MATERIALS, CONTAIN ADDITIONAL IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER FROM THE COMPANY'S CURRENT EXPECTATIONS AND THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN.

     Substantially all of the Company's resources are currently dedicated to the production of SPIRULINA PACIFICA, a beta carotene-rich nutritional microalgae. The Company sells SPIRULINA PACIFICA to health food manufacturers, health food distributors and retail consumers on a worldwide basis. Through the application of its Integrated Culture Biology Management ("ICBM") technology, the Company maintains continuous algae cultures and produces a new crop from each of its fifty-one algae culture ponds (aggregating approximately forty acres) approximately every week on average.

      Historically, a majority of the Company's net sales have been derived from the Company's bulk SPIRULINA PACIFICA products, which have lower associated gross profit (measured in dollars) but higher associated gross margin (measured as a percentage of net sales) than the Company's packaged consumer products. Accordingly, an increase in the percentage of net sales attributable to bulk products would increase the Company's gross margin. Conversely, an increase in the percentage of net sales attributable to the Company's packaged consumer products would decrease its gross margin but likely increase gross profit. The Company expects that its product mix will vary from period to period, and a decrease in orders from a customer such as the Company's largest current customer which purchases primarily packaged consumer products could require the Company to reallocate greater portions of its production capacity to its lower gross profit bulk products.

     The Company is currently producing SPIRULINA PACIFICA at full capacity and is planning to significantly increase the rate of production by October 1996 with the completion of twenty-one acres of additional culture ponds. There can be no assurance that the favorable supply/demand characteristics of the market for SPIRULINA PACIFICA will continue.

     On July 25, 1996, the Company announced that it was ending its participation in the BetaPharm International joint venture partnership with Hauser Chemical Research, Inc. ("Hauser") to produce natural beta carotene from the microalgae DUNALIELLA SALINA. The Company had decided to apply its resources to its own proprietary projects. Hauser is currently evaluating the possibility of continuing to pursue the beta carotene product by itself or with another partner. Under the terms of the 1994 joint venture, Cyanotech will grant Hauser a license to use its beta carotene technology in consideration for the payment of aggregate out-of-pocket expenses incurred by Cyanotech on the joint venture project since August 1, 1994, which are estimated to be approximately $400,000. Cyanotech has been informed by Hauser that it intends to complete the pilot project and evaluate whether or not to acquire the Cyanotech technology license and proceed with the final commercialization phase. Cyanotech has agreed to allow Hauser until March 31, 1997 to complete this evaluation phase. Hauser and Cyanotech are working on an agreement whereby Cyanotech will be available in a technical advisory role on the growing and harvesting of microalgae for the BetaPharm International project.

RESULTS OF OPERATIONS

     The following table sets forth certain consolidated statement of income data as a percentage of net sales for the periods indicated:

     Three Months Ended June 30,                  1996           1995
     ---------------------------                  ----           ----

     Net sales                                     100.0%        100.0%
     Cost of product sales                          40.1           50.4
                                                   -----          -----
          Gross profit                              59.9           49.6
                                                   -----          -----
     Operating expenses:
          Research and development                   6.6            4.4
          General and administrative                14.6           13.1
          Sales and marketing                        7.8            5.4
                                                   -----          -----
          Total operating expenses                  29.0           22.9
                                                   -----          -----
          Income from operations                    30.9           26.7
                                                   -----          -----
     Other income (expense):
          Interest income                            4.4            0.2
          Interest expense                          (0.9)          (0.6)
          Other income, net                           --             --
                                                   -----          -----
          Total other income (expense)               3.5           (0.4)
                                                   -----          -----
     Net income                                     34.4%          26.3%
                                                   -----          -----
                                                   -----          -----


NET SALES

     Net sales for the three months ended June 30, 1996 increased 57% to $2,455,000 from the $1,568,000 reported for the three months ended June 30, 1995. The increase is attributable to significantly higher production and sales of bulk Spirulina powder and tablets and increased sales of packaged consumer products, which carry a higher sales price than bulk Spirulina Pacifica products. The increased production is a result of the Spirulina production expansions that were completed in September and December of 1995 and February of 1996.

     International sales represented 62% and 51% of total net sales for the three month periods ended June 30, 1996 and 1995, respectively. The Company's largest customer, a Hong Kong-based natural products marketing and distribution company, accounted for approximately 19% and 20% of Cyanotech's net sales in the first quarter of fiscal 1997 and 1996, respectively. The Hong Kong-based company is a multilevel marketing organization which purchases the Company's packaged consumer products and sells them under a private label, primarily in mainland China.

GROSS PROFIT

     Gross profit increased 89% to $1,470,000 for the three months from $778,000 in the comparable period of fiscal 1996 and increased 7% from $1,375,000 in the immediately preceding quarter. The Company's gross margin was 59.9% for the three months ended June 30, 1996 compared to 49.6% for the comparable period of 1995. This increase from the prior year period is attributable to increased economies of scale and a slight shift in product mix to greater sales of the higher gross margin bulk SPIRULINA PACIFICA products.

OPERATING EXPENSES

     Operating expenses were $711,000 during the first three months of fiscal 1997, an increase of 97.5% from $360,000 in the comparable period of 1995, and represented 29.0% of net sales compared to 22.9% of net sales for the three months ended June 30, 1995. The increase as a percentage of net sales is attributable to higher expenses in all areas.

     RESEARCH AND DEVELOPMENT.     Expenditures for research and development
increased to $161,000 from $69,000 from the comparable period of 1995. The increase from the prior year was primarily the result of the research work being done on beta carotene products for the joint venture partnership with Hauser Chemical Research, Inc. ("Hauser") and on a natural astaxanthin product. Research and development costs are expected to increase further during fiscal 1997 and through fiscal 1998 as the Company continues work on commercializing the astaxanthin product and a mosquitocidal microalgae product.

     GENERAL AND ADMINISTRATIVE.   General and administrative expenses
increased to $358,000 during the first quarter of fiscal 1997 from $206,000 in the prior year period. This increase was due to higher payroll costs, the payment of associate incentive bonuses indexed to the Company's profitability during the first quarter, higher insurance costs, and estimated compensation expense associated with future grants of Common Stock to non-employee directors.

     SALES AND MARKETING.     Sales and marketing expenses for the first
quarter of fiscal 1997 increased 126% from the prior year quarter primarily due to higher payroll, travel, advertising and promotion costs, related to increasing domestic and international marketing efforts.

VARIABILITY OF RESULTS

     The Company was formed in 1983 and did not become profitable on an annual basis until fiscal 1992. As of June 30, 1996, the Company's accumulated deficit was $3.8 million. There can be no assurance that the Company will be consistently profitable on either a quarterly or an annual basis. The Company has experienced quarterly fluctuations in operating results and anticipates that these fluctuations may continue in future periods. Future operating results may fluctuate as a result of changes in sales levels to the Company's largest customers, new product introductions, weather patterns, the mix between sales of bulk products and packaged consumer products, start-up costs associated with new facilities, expansion into new markets, sales promotions, competition, increased energy costs, the announcement or introduction of new products by the Company's competitors, changes in the Company's customer mix, and overall trends in the market for Spirulina products. While a significant portion of the Company's expense levels are relatively fixed, and the timing of increases in expense levels is based in large part on the Company's forecasts of future sales, if net sales are below expectations in any given period, the adverse impact on results of operations may be magnified by the Company's inability to adjust spending quickly enough to compensate for the sales shortfall. The

Company may also choose to reduce prices or increase spending in response to market conditions, which may have a material adverse effect on the Company's results of operations.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and cash equivalents balance increased by $389,000 during the first quarter of fiscal 1997. The major sources of cash during the quarter were: $1,398,000 in net proceeds from the sale of 225,000 shares of common stock to the underwriters in connection with the exercise of an over-allotment option, and $318,000 from the exercise of stock warrants and options. The major uses of cash during the quarter were: $1,254,000 invested in capital equipment and leasehold improvements, $684,000 in additional accounts receivable, and $129,000 in increased inventory balances. Largely as a result of the above items, working capital increased $1,332,000 during the quarter to $11,081,000. The Company believes that its existing cash balances, together with cash expected to be provided by operations, will provide adequate funding for its financial requirements, during fiscal 1997 and 1998. The Company has current commitments for capital expenditures totaling $1,558,000. As of the date of this report, the Company has a $1 million bank line of credit secured by a time deposit.

CURRENT OPERATING STRATEGY

     In order to meet the increasing demand for the Company's Spirulina product, the Company completed construction of six additional 36,000 square foot culture ponds during February, 1996, bringing the total number of ponds to 51. The Company is currently constructing 21 acres of additional ponds and installing the associated processing equipment. This work is expected to be completed by October, 1996.

       The Company is currently producing its bulk Spirulina product at full capacity. As other Spirulina producers throughout the world increase their capacity, the Company expects the average selling price to decrease during fiscal 1997. However, as a result of economies of scale and production process changes, the Company expects to maintain comparable gross margins through corresponding cost savings, although no assurance can be given in this regard.

PART II.    OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K

            (a)  The following exhibits are furnished with this report:

                 Exhibit 27 - Financial Data Schedule

            (b)  Reports on Form 8-K

                 No reports on Form 8-K were filed during the quarter ended June 30, 1996.

                                  SIGNATURES

  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         CYANOTECH CORPORATION (Registrant)

 August 13, 1996              By: /s/  Gerald R. Cysewski
- - -----------------                -----------------------------
    (Date)                             Gerald R. Cysewski
                                       Chairman of the Board,
                                       President and Chief Executive Officer

                              By: /s/  Ronald P. Scott
                                 -----------------------------
                                       Ronald P. Scott
                                       Executive Vice President - Finance &
                                        Administration
                                       (Principal Financial and
                                        Accounting Officer)