Form 10QSB
period 1996-09-30
CYANOTECH CORP
filed 1996-11-13
CIK 768408

                            UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                             FORM 10-QSB

             Quarterly Report Under Section 13 or 15(d)
               of the Securities Exchange Act of 1934

            For Quarterly Period Ended September 30, 1996

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
Yes   xx   No

     Number of common shares outstanding as of November 5, 1996:

                 Title of Class              Shares Outstanding

          Common stock - $.005 par value stock        12,691,570



Transitional Small Business Disclosure Format: Yes    ; No  X

                    CYANOTECH CORPORATION
                         FORM 10-QSB

                            INDEX

PART I.   FINANCIAL INFORMATION


Item 1.  Financial Statements                                       Page

     Consolidated Balance Sheets (unaudited)
          September 30, 1996 and March 31, 1996....................   3

     Consolidated Statements of Income (unaudited)
          Three and six month periods ended
          September 30, 1996 and 1995..............................   4

     Consolidated Statements of Cash Flows (unaudited)
          Six month periods ended
          September 30, 1996 and 1995..............................   5


     Notes to Consolidated Financial Statements (unaudited)........   6


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations......................   9


PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders......  15

Item 6.   Exhibits and Reports on Form 8-K.........................  15


SIGNATURES ........................................................  16

PART I. FINANCIAL INFORMATION
   Item 1.   Financial Statements

                            CYANOTECH CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)
                                 (unaudited)

                                                               September 30, March 31,
                                                                    1996        1996
                                                               ------------- ---------
ASSETS
Current assets:
   Cash and cash equivalents                                    $    8,469   $   9,409
   Accounts receivable                                               1,981       1,288
   Inventories  (note 2)                                               858         494
   Prepaid expenses                                                    112         120
                                                               ------------- ---------
       Total current assets                                         11,420      11,311

Equipment and leasehold improvements, net (note 4)                  11,535       8,349
Other assets                                                           127          56
                                                               ------------- ---------
       Total assets                                             $   23,082   $  19,716
                                                               ------------- ---------
                                                               ------------- ---------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt                         $      150   $     150
   Current maturities of capital lease obligations                     130         126
   Accounts payable                                                    705         852
   Other accrued liabilities (note 5)                                  406         434
                                                               ------------- ---------
       Total current liabilities                                     1,391       1,562

Long-term debt, excluding current maturities                           438         513
Obligations under capital leases, excluding
   current maturities                                                  259         325
                                                               ------------- ---------
       Total liabilities                                             2,088       2,400
                                                               ------------- ---------

Stockholders' equity:
   Preferred stock (note 6)                                              1           1
   Common Stock - 12,691,570 shares issued and outstanding
       on September 30, 1996 and 11,755,650 shares issued
       and outstanding on March 31, 1996                                63          59
   Additional paid-in capital                                       23,601      21,876
   Accumulated deficit                                              (2,671)     (4,620)
                                                               ------------- ---------
       Total stockholders' equity                                   20,994      17,316
                                                               ------------- ---------

             Total liabilities and stockholders' equity         $   23,082   $  19,716
                                                               ------------- ---------
                                                               ------------- ---------

        See accompanying notes to consolidated financial statements. (unaudited)

                             CYANOTECH CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except per share amounts)
                                  (Unaudited)



                                        Three months ended   Six months ended
                                           September 30,       September 30,
                                         ----------------    ----------------
                                          1996     1995         1996   1995
                                         -------  -------    -------- -------
NET SALES                                 $2,812  $2,056      $5,267  $3,624
COST OF PRODUCT SALES                      1,072     944       2,057   1,734
                                         -------  -------    -------- -------
     Gross Profit                          1,740   1,112       3,210   1,890
                                         -------  -------    -------- -------

OPERATING EXPENSES:
   Research and development                  172      89         333     158
   General and administrative                338     315         696     521
   Sales and marketing                       222      87         414     172
                                         -------  -------    -------- -------
     Total operating expenses                732     491       1,443     851
                                         -------  -------    -------- -------
     Income from operations                1,008     621       1,767   1,039
                                         -------  -------    -------- -------
OTHER INCOME (EXPENSE):
   Interest income                           116       4         224      10
   Interest expense                          (22)    (21)        (44)    (31)
   Other income, net                           2       1           2       -
                                         -------  -------    -------- -------
     Total other income (expense)             96     (16)        182     (21)
                                         -------  -------    -------- -------
NET INCOME                                $1,104    $605      $1,949  $1,018
                                         -------  -------    -------- -------
                                         -------  -------    -------- -------

NET INCOME PER COMMON SHARE                $0.07   $0.04       $0.12   $0.07
                                         -------  -------    -------- -------
                                         -------  -------    -------- -------

Weighted average number of common
     shares outstanding and
     common stock equivalents (note 3)    16,703  14,534      16,528  14,388
                                         -------  -------    -------- -------
                                         -------  -------    -------- -------


        See accompanying notes to consolidated financial statements. (unaudited)

                            CYANOTECH CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)
                                 (unaudited)

                                                                  Six Months Ended
                                                                    September 30,
                                                                --------------------
                                                                 1996          1995
                                                                --------     -------
   CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income                                              $1,949        $1,018
        Adjustments to reconcile net income to net
          cash provided by operating activities:
             Depreciation and amortization                         327           229
             Net (increase) decrease in:
                 Accounts receivable                              (693)         (494)
                 Inventories                                      (364)           36
                 Prepaid expenses and other assets                 (63)          (59)
             Net decrease in:
                 Accounts payable                                 (147)          (54)
                 Other accrued liabilities                         (28)          (24)
                                                                --------     -------
   Net cash provided by operating activities                       981           652
                                                                --------     -------
   CASH FLOWS FROM INVESTING ACTIVITIES -
        Investment in equipment and leasehold improvements      (3,513)       (1,270)
                                                                --------     -------
   CASH FLOWS FROM FINANCING ACTIVITIES:
        Net proceeds from issuance of common stock               1,398            -
        Net proceeds from exercise of warrants and options         331           386
        Proceeds from issuance of long-term debt                    -            750
        Principal payments on capital lease obligations            (62)          (36)
        Principal payments on long-term debt                       (75)          (18)
                                                                --------     -------
   Net cash provided by financing activities                     1,592         1,082
                                                                --------     -------

   Net increase (decrease) in cash and cash equivalents           (940)          464
   Cash and cash equivalents at beginning of period              9,409           496
                                                                --------     -------
   Cash and cash equivalents at end of period                   $8,469          $960
                                                                --------     -------
                                                                --------     -------
   Supplemental schedule of noncash investing and
         financing activities:
        Purchase of equipment under
                capital lease obligation                            -           $303
                                                                --------     -------
                                                                --------     -------

      See accompanying notes to consolidated financial statements (unaudited).

                            CYANOTECH CORPORATION
                                 FORM 10-QSB
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             September 30, 1996
                                 (Unaudited)

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

     The Company consolidates enterprises in which it has a controlling financial interest. The accompanying consolidated financial statements include the accounts of Cyanotech Corporation and its wholly-owned subsidiary, Nutrex, Inc. All significant intercompany balances and transactions have been eliminated in consolidation. While the financial information furnished for the three and six month periods ended
     September 30, 1996 is unaudited, the statements in this report reflect all material items which, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the dates of the consolidated balance sheets. The operating results for the interim period presented are not necessarily indicative of the results that may be expected for the year ending March 31, 1997.

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


2.   INVENTORIES

     Inventories are stated at the lower of cost (which approximates first-in, first-out) or market and consist of the following (dollars in thousands):

                                         September 30,              March 31,
                                            1996                      1996
                                         -------------              ----------
          Raw materials                  $     91                   $     73
          Work in process                     232                        200
          Finished goods                      406                        105
          Supplies                            129                        116
                                         -------------              ----------
                                         $    858                   $    494
                                         -------------              ----------

                              CYANOTECH CORPORATION
                                  FORM 10-QSB
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

3.   NET INCOME PER COMMON SHARE INFORMATION

     Net income per common share for the three and six month periods ended September 30, 1996 and 1995 is computed based on net income after preferred stock dividend requirements and the weighted average number of common shares outstanding during the period, adjusted to reflect the assumed exercise of outstanding stock options and warrants and the conversion of preferred stock to the extent these items had a dilutive effect on the computation. Primary and fully diluted net income per share herein are the same.

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
                                                  September 30,      March 31,
                                                      1996              1996
                                                  -------------     -----------
     Equipment                                       $ 4,193        $   3,538
     Leasehold improvements                            9,651            6,815
     Furniture and fixtures                               52               36
     Equipment under capital lease                       602              602
                                                  -------------     -----------
                                                      14,498           10,991

     Less accumulated depreciation
          and amortization                            (3,365)          (3,038)
     Construction in-progress                            402              396
                                                  -------------     -----------
     Equipment and leasehold improvements, net       $11,535        $   8,349
                                                  -------------     -----------
                                                  -------------     -----------

5.   OTHER ACCRUED LIABILITIES

     Other accrued liabilities as of September 30, 1996 and March 31, 1996 consist of the following (dollars in thousands):
                                                  September 30,       March 31,
                                                      1996              1996
                                                  -------------     -----------

     Accrued payroll and related benefits            $  303           $  341
     Accrued directors' fees                             30               30
     Other accrued expenses                              73               63
                                                  -------------     -----------
                                                     $  406           $  434
                                                  -------------     -----------
                                                  -------------     -----------

                            CYANOTECH CORPORATION
                                FORM 10-QSB
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

6.   PREFERRED STOCK

     Preferred stock as of September 30, 1996 and March 31, 1996 consists of the following (dollars in thousands):

                                                  September 30,      March 31,
                                                     1996              1996
                                                  -------------      ---------
     Preferred stock, authorized 5,000,000
     shares; $.001 par value, issued
     and outstanding:

       Series C, 8% cumulative, convertible;
       734,977 shares on September 30 and
       March 31, 1996; liquidation value $5.00
       per share plus unpaid accumulated dividends   $     1         $     1
                                                  -------------      ---------
                                                  -------------      ---------

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

                             CYANOTECH CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     THIS REPORT ON FORM 10-QSB CONTAINS FORWARD-LOOKING STATEMENTS REGARDING THE FUTURE PERFORMANCE OF THE COMPANY AND FUTURE EVENTS THAT INVOLVE RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE STATEMENTS CONTAINED HEREIN. THIS DOCUMENT, AND THE OTHER DOCUMENTS THAT THE COMPANY FILES FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION, SUCH AS ITS REPORTS ON FORM 10-KSB, FORM 10-QSB, FORM 8-KSB, AND ITS PROXY MATERIALS, CONTAIN ADDITIONAL IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER FROM THE COMPANY'S CURRENT EXPECTATIONS AND THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN.

     Substantially all of the Company's resources are currently dedicated to the production of SPIRULINA PACIFICA, a beta carotene-rich nutritional microalgae. The Company sells SPIRULINA PACIFICA to health food manufacturers, health food distributors and retail consumers on a worldwide basis. Through the application of its Integrated Culture Biology Management ("ICBM") technology, the Company maintains continuous algae cultures and produces a new crop from each of its fifty-one algae culture ponds (aggregating approximately forty acres as of September 30, 1996) approximately every week on average.

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

     During the second quarter of fiscal 1997, the Company was producing SPIRULINA PACIFICA at full capacity from its forty acres of ponds. In early November, 1996, the Company increased the total pond area from forty to sixty acres. Although there can be no assurance in this regard, the Company expects to sell the additional output from these new ponds 1) to new customers, 2) in new markets/geographic areas and, to a lesser extent, 3) to its existing customers. During the second quarter of fiscal 1997, the Company experienced increased competition from Asian producers which resulted in downward pricing pressure in certain markets. In future periods, the Company may need to further reduce the selling prices of its SPIRULINA PACIFICA products in order to maintain and increase its market share. The Company believes that it will continue to realize further per unit production cost reductions as a result of economies of scale and production process changes, and that such production cost reductions may partially or wholly offset any possible future selling price decreases, although there can be no assurance in this regard.

     The Company is moving forward on its astaxanthin product with the construction beginning in October 1996 on a new 3200-square foot astaxanthin processing plant. In addition, the Company is continuing work on a genetically-engineered mosquitocide. There can be no assurance that the

Company can successfully develop these or any other additional products, that any such products will be capable of being produced in commercial quantities at reasonable cost, or that any such products will achieve market acceptance.

RESULTS OF OPERATIONS

     The following table sets forth certain consolidated statement of income data as a percentage of net sales for the periods indicated:

                                        Three Months Ended     Six Months Ended
                                           September 30,         September 30,
                                          1996       1995       1996      1995
                                         -------   -------     -------   ------
     Net sales                           100.0%     100.0%     100.0%    100.0%
     Cost of product sales                38.1       45.9       39.1      47.9
                                         -------   -------     -------   ------
          Gross profit                    61.9       54.1       60.9      52.1
                                         -------   -------     -------   ------

     Operating expenses:
          Research and development         6.1        4.3        6.3       4.4
          General and administrative      12.0       15.3       13.2      14.4
          Sales and marketing              7.9        4.2        7.9       4.7
                                         -------   -------     -------   ------
          Total operating expenses        26.0       23.9       27.4      23.5
                                         -------   -------     -------   ------
          Income from operations          35.9       30.2       33.5      28.6
                                         -------   -------     -------   ------

     Other income (expense):
          Interest income                  4.1        0.2        4.3       0.3
          Interest expense                (0.8)      (1.0)      (0.8)     (0.9)
                                         -------   -------     -------   ------
          Total other income (expense)     3.4       (0.8)       3.5      (0.6)
                                         -------   -------     -------   ------

     Net income                           39.3%      29.4%      37.0%     28.1%
                                         -------   -------     -------   ------
                                         -------   -------     -------   ------



THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

NET SALES

     Net sales for the three months ended September 30, 1996 increased 37% to $2,812,000 from the $2,056,000 reported for the three months ended September 30, 1995. The increase is attributable to significantly higher production and sales of bulk Spirulina powder and tablets and increased sales of packaged consumer products, which carry a higher sales price than bulk Spirulina Pacifica products. The increased production is a result of the Spirulina production expansions that were completed in September and December of 1995 and February of 1996.

     International sales represented 56% and 51% of total net sales for the three month periods ended September 30, 1996 and 1995, respectively. The Company's largest customer, a Hong Kong-based natural products marketing and distribution company, accounted for approximately 43% and 32% of Cyanotech's net sales in the second quarter of fiscal 1997 and 1996, respectively. The Hong Kong-based company is a multilevel marketing organization which purchases the Company's packaged consumer products and sells them under a private label, primarily in mainland China. The Company anticipates that sales of Spirulina to this customer will continue to represent a significant portion of the Company's total net sales in the year ending March 31, 1997.

GROSS PROFIT

     Gross profit increased 56% to $1,740,000 for the three month period ended September 30, from $1,112,000 in the comparable period of fiscal 1996. The Company's gross margin increased to 62% for the three months ended September 30, 1996 compared to 54% for the comparable period of fiscal 1996. This increase in gross margin from the prior year period is attributable to increased economies of scale related to the production of both bulk and packaged consumer SPIRULINA PACIFICA products.

OPERATING EXPENSES

     Operating expenses were $732,000 during the three months ended September 30, 1996, an increase of 49% from $491,000 in the comparable period of fiscal 1996, and represented 26% of net sales compared to 24% of net sales for the three months ended September 30, 1995. The increase as a percentage of net sales is attributable to higher expenses in all areas.

     RESEARCH AND DEVELOPMENT.     Expenditures for  research and development
were $172,000 for the three months ended September 30, 1996, an increase of 93% from $89,000 for the comparable period of fiscal 1996. The increase from the prior year was primarily the result of the research work being done on the natural astaxanthin product which has been in pilot production since January of 1996. Research and development costs are expected to increase further during fiscal 1997 and through fiscal 1998 as the Company continues work on commercializing the astaxanthin product and the mosquitocidal microalgae product.

     GENERAL AND ADMINISTRATIVE.   General and administrative expenses
increased to $338,000 for the three months ended September 30, 1996, an increase of 7% from $315,000 for the comparable period of fiscal 1996. The increase from the prior year was due to higher payroll costs, the payment of associate incentive bonuses indexed to the Company's profitability during the second quarter, higher insurance costs, and estimated compensation expense associated with future grants of Common Stock to non-employee directors.

     SALES AND MARKETING.     Sales and marketing expenses increased to
$222,000 for the three months ended September 30, 1996, an increase of 155% from $87,000 for the comparable period of fiscal 1996. The increase from the prior year was due to higher payroll, travel, advertising and promotion costs related to increasing domestic and international marketing efforts.

NET INCOME

     The Company recorded $499,000 more net income for the second quarter of fiscal 1997 than for the comparable period of fiscal 1996. The increase is primarily attributable to significantly higher production and sales of bulk Spirulina powder and tablets and increased sales of packaged consumer products.

SIX MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

NET SALES

     Net sales for the six months ended September 30, 1996 increased 45% to $5,267,000 from $3,624,000 for the comparable period of fiscal 1996. The increase is attributable to significantly higher production and sales of bulk Spirulina powder and tablets and increased sales of packaged consumer products, which carry a higher sales price than bulk Spirulina Pacifica products. The increased production is a result of the Spirulina production expansions that were completed in September and December of 1995 and February of 1996.

     International sales represented 60% and 57% of total net sales for the six month periods ended September 30, 1996 and 1995, respectively. The Company's largest customer, a Hong Kong-based natural products marketing and distribution company, accounted for approximately 34% and 23% of Cyanotech's net sales in the first six months of fiscal 1997 and 1996, respectively. The Hong Kong-based company is a multilevel marketing organization which purchases the Company's packaged consumer products and sells them under a private label, primarily in mainland China. The Company anticipates that sales of Spirulina to this customer will continue to represent a significant portion of the Company's total net sales in the year ending March 31, 1997.

GROSS PROFIT

     Gross profit increased 70% to $3,210,000 for the six month period ended September 30, 1996 from $1,890,000 in the comparable period of fiscal 1996. The Company's gross margin increased to 61% for the six months ended September 30, 1996 compared to 52% for the comparable period of fiscal 1996. This increase in gross margin from the prior year period is attributable to increased economies of scale related to the production of both bulk and packaged consumer SPIRULINA PACIFICA products.

OPERATING EXPENSES

     Operating expenses were $1,443,000 during the six months ended September 30, 1996, an increase of 70% from $851,000 in the comparable period of fiscal 1996, and represented 27% of net sales for the six months ended September 30, 1996 compared to 24% of net sales for the six months ended September 30, 1995. The increase as a percentage of net sales is attributable to higher expenses in all areas.

     RESEARCH AND DEVELOPMENT.     Expenditures for  research and development
were $333,000 for the six months ended September 30, 1996, an increase of 111% from $158,000 for the comparable period of fiscal 1996. The increase from the prior year was primarily the result of the research work being done on the natural astaxanthin product which has been in pilot production since January of 1996. Research and development costs are expected to increase further during fiscal 1997 and through fiscal 1998 as the Company continues work on commercializing the astaxanthin product and the mosquitocidal microalgae product.

     GENERAL AND ADMINISTRATIVE.   General and administrative expenses
increased to $696,000 for the six months ended September 30, 1996, an
increase of 34% from $521,000 for the comparable period of fiscal 1996.   The
increase from the prior year was due to higher payroll costs, the payment of associate incentive bonuses indexed to the Company's profitability during the first and second quarters, higher insurance costs, and estimated compensation expense associated with future grants of Common Stock to non-employee directors.

     SALES AND MARKETING.     Sales and marketing expenses increased to
$414,000 for the six months ended September 30, 1996, an increase of 141% from $172,000 for the comparable period of fiscal 1996. The increase from the prior year was due to higher payroll, travel, advertising and promotion costs related to increasing domestic and international marketing efforts.

NET INCOME

     The Company recorded $931,000 more net income for the first six months of fiscal 1997 than for the comparable period of fiscal 1996. The increase is primarily attributable to significantly higher production and sales of bulk Spirulina powder and tablets and increased sales of packaged consumer products.

MANAGEMENT

     In June of 1996, Cyanotech successfully recruited Walter Rick to become the National Sales Manager for Nutrex, Incorporated. Mr. Rick has extensive experience in the natural foods industry and was previously employed by one of Cyanotech's largest competitors. In August of 1996, the Company expanded its management staff with the hiring of Brent F. Kunimoto as Vice President, Sales and Marketing. Prior to joining the Company, Mr. Kunimoto was in marketing management at Nestle Food Co., brand manager for General Mills and
a senior consultant for Arthur Anderson & Co.   Kelly Moorhead, who
previously held the position of Vice President, Sales and Marketing, assumed the newly created position of Vice President, International Sales.

VARIABILITY OF RESULTS

     The Company was formed in 1983 and did not become profitable on an annual basis until fiscal 1992. As of September 30, 1996, the Company's accumulated deficit was $2.7 million. There can be no assurance that the Company will be consistently profitable on either a quarterly or an annual basis. The Company has experienced quarterly fluctuations in operating results and anticipates that these fluctuations may continue in future periods. Future operating results may fluctuate as a result of changes in sales levels to the Company's largest customers, new product introductions, weather patterns, the mix between sales of bulk products and packaged consumer products, start-up costs associated with new facilities, expansion into new markets, sales promotions, competition, increased energy costs, the announcement or introduction of new products by the Company's competitors, changes in the Company's customer mix, and overall trends in the market for Spirulina products. While a significant portion of the Company's expense levels are relatively fixed, and the timing of increases in expense levels is based in large part on the Company's forecasts of future sales, if net sales are below expectations in any given period, the adverse impact on results of operations may be magnified by the Company's inability to adjust spending quickly enough to compensate for the sales shortfall. The Company may also choose to reduce prices or increase spending in response to market conditions, which may have a material adverse effect on the Company's financial condition and results of operations.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital increased $280,000 during the first six months of fiscal 1997 to $10,029,000 while its cash and cash equivalents balance decreased by $940,000 during the first six months of fiscal 1997 to $8,469,000. The major sources of cash other than that provided by operating activities during the six months ended September 30, 1996 were: $1,398,000 in net proceeds from the sale of 225,000 shares of common stock to the underwriters and $331,000 from the exercise of common stock warrants and options. The major uses of cash during the first six months of fiscal 1997 were: $3,513,000 invested in capital equipment and leasehold improvements (including process enhancements and a 21-acre capacity expansion project), $693,000 in additional accounts receivable and $364,000 in increased inventory balances. The Company believes that its existing cash balances, together with cash expected to be provided by operations, will provide adequate funding for its financial requirements, during fiscal 1997 and 1998. The Company has current commitments for capital expenditures totaling $1,741,000. As of the date of this report, the Company has available a $1 million bank line of credit secured by a time deposit.

PART II.  OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders

     On September 19, 1996, the following matters were submitted to a vote of stockholders entitled to vote at the Company's Annual Meeting of
     Stockholders:

     a) Election of the following directors by the holders of Common Stock, to serve until the next Annual Meeting or until their successors are elected:
     Julian C. Baker, Gerald R. Cysewski, Eva R. Reichl, Ronald P. Scott,
     John T. Ushijima, Paul C. Yuen.

     b) Approve an amendment to the Company's Articles of Incorporation to increase the number of authorized shares of Common Stock from 18,000,000 to 25,000,000.

     For: 13,376,699 Against: 679,866 Abstain: 55,246 Broker non-votes: 48,600

     c) Ratification of the selection of KPMG Peat Marwick LLP as the Company's independent auditors for the fiscal year ending March 31, 1997.


Item 6.   Exhibits and Reports on Form 8-K

     (a)  The following exhibits are furnished with this report:

          Exhibit 27 - Financial Data Schedule

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter ended September 30, 1996.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  CYANOTECH CORPORATION (Registrant)



 November 11, 1996                By: /s/   Gerald R. Cysewski
-------------------                   ------------------------------------
    (Date)                            Gerald R. Cysewski
                                      Chairman of the Board,
                                      President and Chief Executive Officer



                                  By: /s/   Ronald P. Scott
                                      ------------------------------------
                                      Ronald P. Scott
                                      Executive Vice President - Finance &
                                      Administration
                                      (Principal Financial and
                                      Accounting Officer)