Form 10-Q
period 1996-12-31
CYANOTECH CORP
filed 1997-02-14
CIK 768408

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For Quarterly Period Ended December 31, 1996

                         Commission File Number 0-14602


                              CYANOTECH CORPORATION
             (Exact name of registrant as specified in its charter)


           NEVADA                                        91-1206026
(State or other jurisdiction                (IRS Employer Identification Number)
 of incorporation or organization)



            73-4460 Queen Kaahumanu Hwy. #102, Kailua-Kona, HI 96740
                    (Address of principal executive offices)

                                 (808) 326-1353
                           (Issuer's telephone number)



     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes xx No
                                                                       --    --


Number of common shares outstanding as of January 31, 1997:

       Title of Class                   Shares Outstanding
       --------------                   ------------------

Common stock - $.005 par value stock        12,693,195



Transitional Small Business Disclosure Format: Yes  ; No X
                                                   -     -

                              CYANOTECH CORPORATION
                                   FORM 10-QSB

                                      INDEX

PART I.   FINANCIAL INFORMATION


Item 1.   Financial Statements                                           Page
                                                                         ----
          Consolidated Balance Sheets (unaudited)
               December 31, 1996 and March 31, 1996........................3

          Consolidated Statements of Income (unaudited)
               Three and nine month periods ended
               December 31, 1996 and 1995..................................4

          Consolidated Statements of Cash Flows (unaudited)
               Nine month periods ended
               December 31, 1996 and 1995..................................5


          Notes to Consolidated Financial Statements (unaudited)...........6


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations..............................9


PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K................................15


SIGNATURES        ........................................................16

PART I. FINANCIAL INFORMATION
     Item 1.   Financial Statements

                              CYANOTECH CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (unaudited)
                                                   December 31,      March 31,
                                                       1996            1996
                                                   ------------      ----------
ASSETS
Current assets:
     Cash and cash equivalents                     $     7,349       $   9,409
     Accounts receivable                                 2,469           1,288
     Inventories  (note 2)                               1,202             494
     Prepaid expenses                                       49             120
                                                   ------------      ----------
          Total current assets                          11,069          11,311

Equipment and leasehold improvements, net (note 4)      12,790           8,349
Other assets                                               206              56
                                                   ------------      ----------
          Total assets                             $    24,065       $  19,716
                                                   ============      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current maturities of long-term debt          $       150       $     150
     Current maturities of capital lease obligations       130             126
     Accounts payable                                      811             852
     Other accrued liabilities (note 5)                    352             434
                                                   ------------      ----------
          Total current liabilities                $     1,443       $   1,562

Long-term debt, excluding current maturities               400             513
Obligations under capital leases, excluding
     current maturities                                    234             325
                                                   ------------      ----------
          Total liabilities                              2,077           2,400
                                                   ------------      ----------
Stockholders' equity:
     Preferred stock (note 6)                                1               1
     Common Stock - 12,693,195 shares issued
          and outstanding on December 31, 1996
          and 11,755,650 shares issued and
          outstanding on March 31, 1996                     63              59
     Additional paid-in capital                         23,639          21,876
                                                   ------------      ----------
     Accumulated deficit                                (1,715)         (4,620)
          Total stockholders' equity                    21,988          17,316
                                                   ------------      ----------

Total liabilities and stockholders' equity         $    24,065       $  19,716
                                                   ============      ==========



    See accompanying notes to consolidated financial statements (unaudited).

                              CYANOTECH CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                   Three months ended       Nine months ended
                                      December 31,              December 31,
                                   ------------------       -----------------
                                     1996       1995          1996        1995
                                   -------   --------       -------      ------

NET SALES                           $2,782     $2,348        $8,049      $5,972
COST OF PRODUCT SALES                1,051      1,050         3,108       2,784
                                  --------   --------      --------    --------
         Gross Profit                1,731      1,298         4,941       3,188
                                  --------   --------      --------    --------

OPERATING EXPENSES:
     Research and development          121         85           454         243
     General and administrative        367        341         1,063         862
     Sales and marketing               255        130           669         302
                                   -------    -------      --------    --------

         Total operating expenses      743        556         2,186       1,407
                                   -------    -------      --------    --------

         Income from operations        988        742         2,755       1,781
                                   -------    -------      --------    --------

OTHER INCOME (EXPENSE):
     Interest income                   153          9           377          19
     Interest expense                  (17)       (32)          (61)        (63)
     Other income, net                   7          -             9           -
                                   -------    -------      --------    --------

     Total other income (expense)      143       (23)           325         (44)
                                   -------    -------      --------    --------

     Income before income taxes      1,131        719         3,080       1,737

     Income taxes                      175          8           175           8
                                   -------    -------      --------    --------

NET INCOME                            $956       $711        $2,905      $1,729
                                   =======    =======      ========    ========

NET INCOME PER COMMON SHARE          $0.06      $0.05         $0.18       $0.12
                                   =======    =======      ========    ========
Weighted average number of common
     shares outstanding and
     common stock equivalents
     (note 3)                       16,662     14,831        16,573      14,702
                                   =======    =======      ========    ========

    See accompanying notes to consolidated financial statements (unaudited).

                              CYANOTECH CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (unaudited)

                                                           Nine Months Ended
                                                              December 31,
                                                       -----------------------
                                                          1996          1995
                                                       ----------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                            $2,905       $1,729
     Adjustments to reconcile net income to net
       cash provided by operating activities:
         Depreciation and amortization                        506          356
         Common stock issued for services                      37           -
         Net (increase) decrease in:
            Accounts receivable                            (1,181)        (643)
            Inventories                                      (708)         100
            Prepaid expenses and other assets                 (79)         (45)
         Net increase (decrease) in:
            Accounts payable                                  (41)          71
            Other accrued liabilities                         (82)         142
                                                       ----------    ---------

Net cash provided by operating activities                   1,357        1,710
                                                       ----------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES -
   Investment in equipment and leasehold improvements      (4,947)      (2,622)
                                                       ----------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from issuance of common stock               1,398           -
   Net proceeds from exercise of warrants and options         332          538
   Proceeds from issuance of long-term debt                    -           750
   Principal payments on capital lease obligations            (87)         (64)
   Principal payments on long-term debt                      (113)         (32)
                                                       ----------    ---------

Net cash provided by financing activities                   1,530        1,192
                                                       ----------    ---------

Net increase (decrease) in cash and cash equivalents       (2,060)         280
Cash and cash equivalents at beginning of period            9,409          496
                                                       ----------    ---------

Cash and cash equivalents at end of period                 $7,349         $776
                                                       ==========    =========

Supplemental schedule of noncash investing and
  financing activities:
      Purchase of equipment under
          capital lease obligation                             -          $303
                                                       ==========    =========


    See accompanying notes to consolidated financial statements (unaudited).

                              CYANOTECH CORPORATION
                                   FORM 10-QSB
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1996
                                   (Unaudited)

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

     The Company consolidates enterprises in which it has a controlling financial interest. The accompanying consolidated financial statements include the accounts of Cyanotech Corporation and its wholly-owned subsidiary, Nutrex, Inc. All significant intercompany balances and transactions have been eliminated in consolidation. While the financial information furnished for the three and nine month periods ended December 31, 1996 is unaudited, the statements in this report reflect all material items which, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the dates of the consolidated balance sheets. The operating results for the interim period presented are not necessarily indicative of the results that may be expected for the year ending March 31, 1997.

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

2.   INVENTORIES

     Inventories are stated at the lower of cost (which approximates first-in, first-out) or market and consist of the following (dollars in thousands):

                                             December 31,             March 31,
                                                 1996                   1996
                                             ------------             ---------

     Raw materials                              $   129               $    73
     Work in process                                277                   200
     Finished goods                                 658                   105
     Supplies                                       138                   116
                                                --------              --------
                                                $ 1,202               $   494
                                                ========              ========

                              CYANOTECH CORPORATION
                                   FORM 10-QSB
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

3.   NET INCOME PER COMMON SHARE INFORMATION

     Net income per common share for the three and nine month periods ended December 31, 1996 and 1995 is computed based on net income after preferred stock dividend requirements and the weighted average number of common shares outstanding during the period, adjusted to reflect the assumed exercise of outstanding stock options and warrants and the conversion of preferred stock to the extent these items have a dilutive effect on the computation. Primary and fully diluted net income per share herein are the same.

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

                                               December 31,           March 31,
                                                 1996                 1996
                                               ------------           ---------

     Equipment                                     $ 5,269             $ 3,538
     Leasehold improvements                         10,120               6,815
     Furniture and fixtures                             64                  36
     Equipment under capital lease                     602                 602
                                              ------------           ---------
                                                   $16,055             $10,991

     Less accumulated depreciation
         and amortization                           (3,544)             (3,038)
     Construction in-progress                          279                 396
                                              ------------           ---------
     Equipment and leasehold
         improvements, net                         $12,790             $ 8,349
                                              ============           =========

5.   OTHER ACCRUED LIABILITIES

     Other accrued liabilities as of December 31, 1996 and March 31, 1996 consist of the following (dollars in thousands):

                                             December 31,             March 31,
                                                 1996                   1996
                                             ------------             ---------

     Accrued payroll and related benefits    $   263                  $   341
     Accrued directors' fees                      30                       30
     Other accrued expenses                       59                       63
                                             --------                 --------
                                             $   352                  $   434
                                             ========                 ========

                              CYANOTECH CORPORATION
                                   FORM 10-QSB
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

6.   PREFERRED STOCK

     Preferred stock as of December 31, 1996 and March 31, 1996 consists of the following (dollars in thousands):
                                           December 31,              March 31,
                                               1996                    1996
                                           ------------              ---------
     Preferred stock, authorized
     5,000,000 shares; $.001 par value,
     issued and outstanding:

          Series  C, 8%  cumulative,
          convertible;  734,977  shares
          on December 31 and March 31, 1996;
          liquidation  value  $5.00 per share
          plus unpaid accumulated dividends    $    1                   $    1
                                             ========                 ========


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

     Substantially all of the Company's resources are currently dedicated to the production of Spirulina Pacifica, a beta carotene-rich nutritional microalgae. The Company sells Spirulina Pacifica to health food manufacturers, health food distributors and retail consumers on a worldwide basis. Through the application of its Integrated Culture Biology Management ("ICBM") technology, the Company maintains continuous algae cultures and produces a new crop from each of its sixty- seven algae culture ponds (aggregating approximately sixty acres as of December 31, 1996) approximately every week, on average.

     In early November, 1996, the Company increased its total pond area from forty acres to sixty acres, resulting in a 50% increase in production capacity. As a result of increasing competition and downward pricing pressure in certain market areas from lower cost/quality Asian spirulina producers, the Company was unable to realize a corresponding increase in net sales of bulk Spirulina powder and tablets, and ended the third quarter with approximately six weeks of Spirulina production in inventory. Although there can be no assurance in this regard, the Company expects to sell this inventory and the additional output from these new ponds 1) to new customers, 2) in new markets/geographic areas and, to a lesser extent, 3) to its existing customers. In future periods, the Company may need to further reduce the selling prices of its Spirulina Pacifica products in order to maintain and increase its market share. The Company believes that it will continue to realize further per unit production cost reductions as a result of economies of scale and production process changes, and that such production cost reductions may partially or wholly offset any possible future selling price decreases, although there can be no assurance in this regard.

     The Company is moving forward on its astaxanthin product with construction having begun in October 1996 on a new 3200-square foot astaxanthin processing plant. The Company expects to complete the astaxanthin processing plant by the end of February 1997 and be in full commercial production with six acres of pond area by the end of March 1997. In addition, the Company is continuing work on a genetically-engineered mosquitocide. There can be no assurance that the Company can successfully develop these or any other additional products, that any such products will be capable of being produced in commercial quantities at reasonable cost, or that any such products will achieve market acceptance.

RESULTS OF OPERATIONS

     The following table sets forth certain consolidated statement of income data as a percentage of net sales for the periods indicated:

                                   Three Months Ended         Nine Months Ended
                                       December 31,               December 31,
                                      1996     1995              1996     1995
                                     -----    -----             -----    -----
Net sales                            100.0%   100.0%            100.0%   100.0%
Cost of product sales                 37.8     44.7              38.6    46.6
                                     -----    -----             -----    -----
    Gross profit                      62.2     55.3              61.4    53.4
                                     -----    -----             -----    -----

    Operating expenses:
      Research and development         4.3      3.6               5.7     4.1
      General and administrative      13.2     14.5              13.2    14.4
      Sales and marketing              9.2      5.6               8.3     5.1
                                     ------   -----            ------    -----
    Total operating expenses          26.7     23.7              27.2    23.6
                                     ------   -----            ------    -----

    Income from operations            35.5     31.6              34.2    29.8
                                     ------   -----            ------    -----

    Other income (expense):
      Interest income                  5.5       0.4             4.7      0.3
      Interest expense                (0.4)     (1.4)           (0.7)    (1.0)
                                     ------    ------          ------   ------

      Total other income (expense)     5.1      (1.0)            4.0     (0.7)

    Income before income taxes        40.6      30.6            38.2     29.1
                                     ------    ------          ------   ------

    Income taxes                      (6.2)    ( 0.3)           (2.1)    (0.1)
                                     ------    ------          ------   ------

    Net income                        34.4%     30.3%           36.1%    29.0%
                                     ======    ======          ======   ======


THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995

NET SALES

     Net sales for the three month period ended December 31, 1996 increased 18% to $2,782,000 from the $2,348,000 reported for the three month period ended December 31, 1995. This increase is attributable to significantly higher production and sales of packaged consumer products, which carry a higher sales price than bulk Spirulina Pacifica products. The increase in sales of packaged consumer products was partially offset by lower net sales of bulk Spirulina powder and tablets. Compared to the prior year third quarter, the Company shipped greater quantities of bulk Spirulina powder and tablets but, because of the decreases in the average selling prices, recorded lower net sales of these products. The increased production is a result of the Spirulina production expansions that were completed in December of 1995 and February and November of 1996.

     International sales represented 71% and 51% of total net sales for the three month period ended December 31, 1996 and 1995, respectively. The Company's largest customer, a Hong Kong- based natural products marketing and distribution company, accounted for approximately 54% and 32% of Cyanotech's net sales in the third quarter of fiscal 1997 and 1996, respectively. The Hong Kong-based company is a multilevel marketing organization which purchases the Company's packaged consumer products and sells them under a private label, primarily in mainland China. The Company anticipates that sales of Spirulina to this customer will continue to represent a significant portion of the Company's total net sales during the current calendar year.

GROSS PROFIT

     Gross profit increased 33% to $1,731,000 for the three month period ended December 31, 1996, from $1,298,000 in the comparable period of fiscal 1996. The Company's gross margin increased to 62% for the three month period ended December 31, 1996 compared to 55% for the comparable period of fiscal 1996. This increase in gross margin from the prior year period is primarily attributable to increased economies of scale related to the production of packaged consumer Spirulina Pacifica products.

OPERATING EXPENSES

     Operating expenses were $743,000 during the three month period ended December 31, 1996, an increase of 34% from $556,000 in the comparable period of fiscal 1996, and represented 27% of net sales compared to 24% of net sales for the three months ended December 31, 1995. This increase as a percentage of net sales is attributable to higher expenses in all areas.

          RESEARCH AND DEVELOPMENT. Expenditures for research and development were $121,000 for the three month period ended December 31, 1996, an increase of 42% from $85,000 for the comparable period of fiscal 1996. This increase from the prior year was primarily the result of the research work being done on the natural astaxanthin product which has been in pilot production since January of 1996. Research and development costs are expected to increase further during fiscal 1997 and through fiscal 1998 as the Company continues work on commercializing the astaxanthin product and the mosquitocidal microalgae product.

          GENERAL AND ADMINISTRATIVE. General and administrative expenses increased to $367,000 for the three month period ended December 31, 1996, an increase of 8% from $341,000 for the comparable period of fiscal 1996. This increase from the prior year was due to higher payroll costs, the payment of associate incentive bonuses indexed to the Company's profitability during the third quarter, higher insurance costs, and estimated compensation expense associated with expected future grants of Common Stock to non-employee directors. However, general and administrative expenses as a percentage of net sales decreased to 13.2% for the three month period ended December 31, 1996 from 14.5% for the comparable period of fiscal 1996.

SALES AND MARKETING. Sales and marketing expenses increased to $255,000 for the three month period ended December 31, 1996, an increase of 96% from $130,000 for the comparable period of fiscal 1996. This increase from the prior year was due to higher payroll, travel, advertising and promotion costs related to increased domestic and international marketing efforts.

NET INCOME

     The Company recorded $245,000 more net income for the third quarter of fiscal 1997 than for the comparable period of fiscal 1996. This increase is primarily attributable to increased economies of scale related to the production of packaged consumer Spirulina Pacifica products and increased sales of packaged consumer products.


NINE MONTHS ENDED DECEMBER 31, 1996 AND 1995

NET SALES

     Net sales for the nine month period ended December 31, 1996 increased 35% to $8,049,000 from $5,972,000 for the comparable period of fiscal 1996. This increase is attributable to significantly higher production and sales of bulk Spirulina powder and tablets and increased sales of packaged consumer products, which carry a higher sales price than bulk Spirulina Pacifica products. The increased production is a result of the Spirulina production expansions that were completed in September and December of 1995 and February and November of 1996.

     International sales represented 63% and 56% of total net sales for the nine month period ended December 31, 1996 and 1995, respectively. The Company's largest customer, a Hong Kong- based natural products marketing and distribution company, accounted for approximately 39% and 23% of Cyanotech's net sales in the first nine months of fiscal 1997 and 1996, respectively. The Hong Kong-based company is a multilevel marketing organization which purchases the Company's packaged consumer products and sells them under a private label, primarily in mainland China. The Company anticipates that sales of Spirulina to this customer will continue to represent a significant portion of the Company's total net sales during the current calendar year.

GROSS PROFIT

     Gross profit increased 55% to $4,941,000 for the nine month period ended December 31, 1996 from $3,188,000 in the comparable period of fiscal 1996. The Company's gross margin increased to 61% for the nine month period ended December 31, 1996 compared to 53% for the comparable period of fiscal 1996. This increase in gross margin from the prior year period is attributable to increased economies of scale related to the production of both bulk and packaged consumer Spirulina Pacifica products.

OPERATING EXPENSES

     Operating expenses were $2,186,000 during the nine month period ended December 31, 1996, an increase of 55% from $1,407,000 in the comparable period of fiscal 1996, and represented 27% of net sales for the nine month period ended December 31, 1996 compared to 24% of net sales for the nine month period ended December 31, 1995. This increase as a percentage of net sales is attributable to higher expenses in all areas.

     RESEARCH AND DEVELOPMENT. Expenditures for research and development were $454,000 for the nine month period ended December 31, 1996, an increase of 87% from $243,000 for the comparable period of fiscal 1996. This increase from the prior year was primarily the result of the research work being done on the natural astaxanthin product which has been in pilot production since January of 1996. Research and development costs are expected to increase further during fiscal 1997 and through fiscal 1998 as the Company continues work on commercializing the astaxanthin product and the mosquitocidal microalgae product.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses increased to $1,063,000 for the nine month period ended December 31, 1996, an increase of 23% from $862,000 for the comparable period of fiscal 1996. This increase from the prior year was due to higher payroll costs, the payment of associate incentive bonuses indexed to the Company's profitability during the first nine months of fiscal 1997, higher insurance costs, and estimated compensation expense associated with expected future grants of Common Stock to non-employee directors. However, general and administrative expenses as a percentage of net sales decreased to 13.2% for the nine month period ended December 31, 1996 from 14.4% for the comparable period of fiscal 1996.

     SALES AND MARKETING. Sales and marketing expenses increased to $669,000 for the nine month period ended December 31, 1996, an increase of 122% from $302,000 for the comparable period of fiscal 1996. This increase from the prior year was due to higher payroll, travel, advertising and promotion costs related to increased domestic and international marketing efforts.

NET INCOME

     The Company recorded $1,176,000 more net income for the first nine months of fiscal 1997 than for the comparable period of fiscal 1996. This increase is primarily attributable to increased economies of scale related to the production of packaged consumer Spirulina Pacifica products, significantly higher sales of packaged consumer products and, to a lesser extent, increased production and sales of bulk Spirulina powder and tablets.

VARIABILITY OF RESULTS

     The Company was formed in 1983 and did not become profitable on an annual basis until fiscal 1992. As of December 31, 1996, the Company's accumulated deficit was $1.7 million. There can be no assurance that the Company will be consistently profitable on either a quarterly or an annual basis. The Company has experienced quarterly fluctuations in operating results and anticipates that these fluctuations may continue in future periods. Future operating results may fluctuate as a result of changes in sales levels to the Company's largest customers, new product introductions, weather patterns, the mix between sales of bulk products and packaged consumer products, start-up costs associated with new facilities, expansion into new markets, sales promotions, competition, increased energy costs, the announcement or introduction of new products by the Company's competitors, changes in the Company's customer mix, and overall trends in the market for Spirulina products. While a significant portion of the Company's expense levels are relatively fixed, and the timing of increases in expense levels is based in large part on the Company's forecasts of future sales, if net sales are below expectations in any given period, the adverse impact on results of operations may be magnified by the Company's inability to adjust spending quickly enough to compensate for the sales shortfall. The Company may also choose to reduce prices or increase spending in response to market conditions, which may have a material adverse effect on the Company's financial condition and results of operations.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital decreased $119,000 during the first nine months of fiscal 1997 to $9,630,000 while its cash and cash equivalents balance decreased by $2,060,000 during the first nine months of fiscal 1997 to $7,349,000. The major sources of cash other than that provided by operating activities during the nine month period ended December 31, 1996 were: $1,398,000 in net proceeds from the sale of 225,000 shares of common stock to the underwriters and $332,000 from the exercise of common stock warrants and options. The major uses of cash during the first nine months of fiscal 1997 were: $4,947,000 invested in capital equipment and leasehold improvements
(including process enhancements, a 20-acre capacity expansion project and construction of an astaxanthin production facility), $1,181,000 in additional accounts receivable and $708,000 in increased inventory balances. The Company believes that its existing cash balances, together with cash expected to be provided by operations, will provide adequate funding for its financial requirements, during the remainder of fiscal 1997 and throughout fiscal 1998. As of December 31, 1996, the Company has commitments for capital expenditures totaling $1,237,000. As of the date of this report, the Company has available a $1 million bank line of credit secured by a time deposit.

PART II.  OTHER INFORMATION



Item 6.   Exhibits and Reports on Form 8-K

          (a)  The following exhibits are furnished with this report:

               Exhibit 3.1 - Restated Articles of Incorporation
               Exhibit 27 -  Financial Data Schedule

          (b)  Reports on Form 8-K

               No reports on Form 8-K were filed during the quarter ended December 31, 1996.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                       CYANOTECH CORPORATION (Registrant)



 February 13, 1997                 By: /s/   Gerald R. Cysewski
 -----------------                     -------------------------------
    (Date)                                 Gerald R. Cysewski
                                           Chairman of the Board,
                                           President and Chief Executive Officer



                                  By: /s/   Ronald P. Scott
                                      --------------------------------
                                           Ronald P. Scott
                                           Executive Vice President - Finance &
                                           Administration
                                           (Principal Financial and
                                            Accounting Officer)