Form 10QSB
period 1996-12-31
CYANOTECH CORP
filed 1997-02-14
CIK 768408

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

                                 (808) 326-1353
                           (Issuer's telephone number)



     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
    ---    ---


           Number of common shares outstanding as of January 31, 1997:

                 Title of Class                   Shares Outstanding
                 --------------                   ------------------

          Common stock - $.005 par value stock        12,693,195


         Transitional Small Business Disclosure Format: Yes     ; No  X
                                                            ---      ---

                              CYANOTECH CORPORATION
                                   FORM 10-QSB

                                      INDEX

PART I.   FINANCIAL INFORMATION


Item 1.   Financial Statements                                            Page
                                                                          ----
          Consolidated Balance Sheets (unaudited)
               December 31, 1996 and March 31, 1996. . . . . . . . . . .    3

          Consolidated Statements of Income (unaudited)
               Three and nine month periods ended
               December 31, 1996 and 1995. . . . . . . . . . . . . . . .    4

          Consolidated Statements of Cash Flows (unaudited)
               Nine month periods ended
               December 31, 1996 and 1995. . . . . . . . . . . . . . . .    5


          Notes to Consolidated Financial Statements (unaudited) . . . .    6


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations. . . . . . . . . . . . . .    9


PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . .   15


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   16

PART I. FINANCIAL INFORMATION
     Item 1.   Financial Statements

                              CYANOTECH CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (unaudited)

                                                                         December 31,     March 31,
                                                                             1996           1996
                                                                         -----------    -----------
ASSETS
Current assets:
   Cash and cash equivalents                                             $      7,349   $      9,409
   Accounts receivable                                                          2,469          1,288
   Inventories  (note 2)                                                        1,202            494
   Prepaid expenses                                                                49            120
                                                                          -----------    -----------
      Total current assets                                                     11,069         11,311

Equipment and leasehold improvements, net (note 4)                             12,790          8,349
Other assets                                                                      206             56
                                                                          -----------    -----------
      Total assets                                                       $     24,065   $     19,716
                                                                          -----------    -----------
                                                                          -----------    -----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt                                  $        150   $        150
   Current maturities of capital lease obligations                                130            126
   Accounts payable                                                               811            852
   Other accrued liabilities (note 5)                                             352            434
                                                                          -----------    -----------
      Total current liabilities                                                 1,443          1,562

Long-term debt, excluding current maturities                                      400            513
Obligations under capital leases, excluding
   current maturities                                                             234            325
                                                                          -----------    -----------
      Total liabilities                                                         2,077          2,400
                                                                          -----------    -----------

Stockholders' equity:
   Preferred stock (note 6)                                                         1              1
   Common Stock - 12,693,195 shares issued and outstanding
      on December 31, 1996 and 11,755,650 shares issued
      and outstanding on March 31, 1996                                            63             59
   Additional paid-in capital                                                  23,639         21,876
   Accumulated deficit                                                         (1,715)        (4,620)
                                                                          -----------    -----------
      Total stockholders' equity                                               21,988         17,316
                                                                          -----------    -----------

         Total liabilities and stockholders' equity                      $     24,065   $     19,716
                                                                          -----------    -----------
                                                                          -----------    -----------

    See accompanying notes to consolidated financial statements (unaudited).

                              CYANOTECH CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except per share amounts)
                                   (Unaudited)

                                                  Three months ended            Nine months ended
                                                     December 31,                  December 31,
                                               -----------------------       -----------------------
                                                 1996           1995           1996           1995
                                               --------       --------       --------       --------
NET SALES                                        $2,782         $2,348         $8,049         $5,972
COST OF PRODUCT SALES                             1,051          1,050          3,108          2,784
                                               --------       --------       --------       --------
      Gross Profit                                1,731          1,298          4,941          3,188
                                               --------       --------       --------       --------

OPERATING EXPENSES:
   Research and development                         121             85            454            243
   General and administrative                       367            341          1,063            862
   Sales and marketing                              255            130            669            302
                                               --------       --------       --------       --------

      Total operating expenses                      743            556          2,186          1,407
                                               --------       --------       --------       --------

      Income from operations                        988            742          2,755          1,781
                                               --------       --------       --------       --------

OTHER INCOME (EXPENSE):
   Interest income                                  153              9            377             19
   Interest expense                                 (17)           (32)           (61)           (63)
   Other income, net                                  7              -              9             -
                                               --------       --------       --------       --------

      Total other income (expense)                  143            (23)           325            (44)
                                               --------       --------       --------       --------

      Income before income taxes                  1,131            719          3,080          1,737

      Income taxes                                  175              8            175               8
                                               --------       --------       --------       --------

NET INCOME                                         $956           $711         $2,905         $1,729
                                               --------       --------       --------       --------
                                               --------       --------       --------       --------

NET INCOME PER COMMON SHARE                       $0.06          $0.05          $0.18          $0.12
                                               --------       --------       --------       --------
                                               --------       --------       --------       --------

Weighted average number of common
      shares outstanding and
      common stock equivalents (note 3)          16,662         14,831         16,573         14,702
                                               --------       --------       --------       --------
                                               --------       --------       --------       --------


   See accompanying notes to consolidated financial statements (unaudited).

                             CYANOTECH CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (unaudited)

                                                                               Nine Months Ended
                                                                                  December 31,
                                                                           -------------------------
                                                                              1996           1995
                                                                           ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                  $2,905         $1,729
   Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                                               506            356
      Common stock issued for services                                             37            -
      Net (increase) decrease in:
         Accounts receivable                                                   (1,181)          (643)
         Inventories                                                             (708)           100
         Prepaid expenses and other assets                                        (79)           (45)
      Net increase (decrease) in:
         Accounts payable                                                         (41)            71
         Other accrued liabilities                                                (82)           142
                                                                           ----------     ----------

Net cash provided by operating activities                                       1,357          1,710
                                                                           ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES -
   Investment in equipment and leasehold improvements                          (4,947)        (2,622)
                                                                           ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from issuance of common stock                                   1,398            -
   Net proceeds from exercise of warrants and options                             332            538
   Proceeds from issuance of long-term debt                                         -            750
   Principal payments on capital lease obligations                                (87)           (64)
   Principal payments on long-term debt                                          (113)           (32)
                                                                           ----------     ----------

Net cash provided by financing activities                                       1,530          1,192
                                                                           ----------     ----------

Net increase (decrease) in cash and cash equivalents                           (2,060)           280
Cash and cash equivalents at beginning of period                                9,409            496
                                                                           ----------     ----------

Cash and cash equivalents at end of period                                     $7,349           $776
                                                                           ----------     ----------
                                                                           ----------     ----------

Supplemental schedule of noncash investing and
  financing activities:
      Purchase of equipment under
         capital lease obligation                                                   -           $303
                                                                           ----------     ----------
                                                                           ----------     ----------


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


2.   INVENTORIES

     Inventories are stated at the lower of cost (which approximates first-in, first-out) or market and consist of the following (dollars in thousands):

                                      December 31,      March 31,
                                          1996            1996
                                      -----------      -----------

          Raw materials               $       129      $        73
          Work in process                     277              200
          Finished goods                      658              105
          Supplies                            138              116
                                      -----------      -----------
                                      $     1,202      $       494
                                      -----------      -----------
                                      -----------      -----------

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

                                                December 31,       March 31,
                                                    1996             1996
                                                -----------      -----------

     Equipment                                  $     5,269      $     3,538
     Leasehold improvements                          10,120            6,815
     Furniture and fixtures                              64               36
     Equipment under capital lease                      602              602
                                                -----------      -----------
                                                     16,055           10,991
     Less accumulated depreciation
          and amortization                           (3,544)          (3,038)
     Construction in-progress                           279              396
     Equipment and leasehold improvements, net  $    12,790      $     8,349
                                                -----------      -----------
                                                -----------      -----------

5.   OTHER ACCRUED LIABILITIES

     Other accrued liabilities as of December 31, 1996 and March 31, 1996 consist of the following (dollars in thousands):

                                                December 31,       March 31,
                                                    1996             1996
                                                -----------      -----------

     Accrued payroll and related benefits       $       263      $       341
     Accrued directors' fees                             30               30
     Other accrued expenses                              59               63
                                                -----------      -----------
                                                $       352      $       434
                                                -----------      -----------
                                                -----------      -----------

                              CYANOTECH CORPORATION
                                   FORM 10-QSB
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

6.   PREFERRED STOCK

     Preferred stock as of December 31, 1996 and March 31, 1996 consists of the following (dollars in thousands):

                                                December 31,       March 31,
                                                    1996             1996
                                                -----------      -----------
     Preferred stock, authorized 5,000,000
     shares; $.001 par value, issued
     and outstanding:

          Series C, 8% cumulative, convertible;
          734,977 shares on December 31 and
          March 31, 1996; liquidation value
          $5.00 per share plus unpaid
          accumulated dividends                 $         1      $        1
                                                -----------      -----------
                                                -----------      -----------

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

     Substantially all of the Company's resources are currently dedicated to the production of SPIRULINA PACIFICA, a beta carotene-rich nutritional microalgae. The Company sells SPIRULINA PACIFICA to health food manufacturers, health food distributors and retail consumers on a worldwide basis. Through the application of its Integrated Culture Biology Management ("ICBM") technology, the Company maintains continuous algae cultures and produces a new crop from each of its sixty-seven algae culture ponds (aggregating approximately sixty acres as of December 31, 1996) approximately every week, on average.

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

RESULTS OF OPERATIONS

     The following table sets forth certain consolidated statement of income data as a percentage of net sales for the periods indicated:

                                      Three Months Ended     Nine Months Ended
                                      December 31,           December 31,
                                       1996      1995         1996      1995
                                       ----      ----         ----      ----

       Net sales                       100.0%    100.0%       100.0%    100.0%
       Cost of product sales            37.8      44.7         38.6      46.6
                                      ------    ------       ------    ------
         Gross profit                   62.2      55.3         61.4      53.4
                                      ------    ------       ------    ------
                                      ------    ------       ------    ------

       Operating expenses:
         Research and development        4.3       3.6          5.7       4.1
         General and administrative     13.2      14.5         13.2      14.4
         Sales and marketing             9.2       5.6          8.3       5.1
                                      ------    ------       ------    ------

         Total operating expenses       26.7      23.7         27.2      23.6
                                      ------    ------       ------    ------

         Income from operations         35.5      31.6         34.2      29.8
                                      ------    ------       ------    ------

       Other income (expense):
         Interest income                 5.5       0.4          4.7       0.3
         Interest expense               (0.4)     (1.4)        (0.7)     (1.0)
                                      ------    ------       ------    ------

         Total other income (expense)    5.1      (1.0)         4.0      (0.7)
                                      ------    ------       ------    ------

       Income before income taxes       40.6      30.6         38.2      29.1
                                      ------    ------       ------    ------

       Income taxes                    ( 6.2)    ( 0.3)        (2.1)     (0.1)
                                      ------    ------       ------    ------

       Net income                       34.4%     30.3%        36.1%     29.0%
                                      ------    ------       ------    ------
                                      ------    ------       ------    ------


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

     International sales represented 71% and 51% of total net sales for the three month period ended December 31, 1996 and 1995, respectively. The Company's largest customer, a Hong Kong-based natural products marketing and distribution company, accounted for approximately 54% and 32% of Cyanotech's net sales in the third quarter of fiscal 1997 and 1996, respectively. The Hong Kong-based company is a multilevel marketing organization which purchases the Company's packaged consumer products and sells them under a private label, primarily in mainland China. The Company anticipates that sales of Spirulina to this customer will continue to represent a significant portion of the Company's total net sales during the current calendar year.

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

     International sales represented 63% and 56% of total net sales for the nine month period ended December 31, 1996 and 1995, respectively. The Company's largest customer, a Hong Kong-based natural products marketing and distribution company, accounted for approximately 39% and 23% of Cyanotech's net sales in the first nine months of fiscal 1997 and 1996, respectively. The Hong Kong-based company is a multilevel marketing organization which purchases the Company's packaged consumer products and sells them under a private label, primarily in mainland China. The Company anticipates that sales of Spirulina to this customer will continue to represent a significant portion of the Company's total net sales during the current calendar year.

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



                                    CYANOTECH CORPORATION (Registrant)



February 13, 1997                    By: /s/ Gerald R. Cysewski
----------------                        ------------------------------
    (Date)                                 Gerald R. Cysewski
                                           Chairman of the Board,
                                           President and Chief Executive Officer


                                    By: /s/ Ronald P. Scott
                                        ------------------------------
                                           Ronald P. Scott
                                           Executive Vice President - Finance &
                                           Administration
                                           (Principal Financial and
                                           Accounting Officer)