Form 10-K
period 1997-03-31
CYANOTECH CORP
filed 1997-06-30
CIK 768408

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the fiscal year ended March 31, 1997               Commission file 0-146-02

                              CYANOTECH CORPORATION
             (Exact name of Registrant as specified in its charter)


            Nevada                                                 91-1206026
(State or other jurisdiction                                   (I.R.S. Employer
              of                                            Identification No.)
      incorporation or
        organization)

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

                                 Title of class
                     Common Stock, Par value $.005 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____


         At June 20, 1997, the aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant was approximately $ 67,469,000.

         At June 20, 1997, the number of shares outstanding of registrant's Common Stock was 12,842,912.


                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Proxy Statement to be filed with the Securities and Exchange Commission on or prior to July 25, 1997 and to be used in connection with the Annual Meeting of Stockholders expected to be held September 17, 1997 are incorporated by reference in Part III of this Form 10-K.

                                     PART I


Item 1. Description of Business

         Except for historical information contained in this document, the matters discussed in this report contain forward looking statements that involve risks and uncertainties. These future risks and uncertainties could cause actual results to differ materially.

General

         Cyanotech Corporation, incorporated in 1983, develops and commercializes natural products from microalgae. Microalgae are a diverse group of over 30,000 species of microscopic plants which have a wide range of physiological and biochemical characteristics and naturally contain high levels of certain nutrients. Microalgae represent a largely unexplored and unexploited renewable natural resource, which grow much faster than land-based plants. Under favorable growing conditions, certain microalgae produce a new crop every week. We currently produce microalgae products for the nutritional supplement, aquaculture feed, and immunological diagnostics markets and are developing microalgae-based products for the biopesticide, nutraceutical, cosmetic, and food coloring markets. Since 1983, we have designed, developed and implemented proprietary production and harvesting technologies, systems and processes which eliminate many of the stability and contamination problems frequently encountered in the production of microalgae. We believe that our technology, systems, processes and favorable growing location permitting year-round harvesting of microalgal products in a cost effective manner.

         Substantially all of our revenue currently comes from sales of microalgae-based "Spirulina" products for the vitamin and supplement market. Spirulina Pacifica is a unique strain of Spirulina developed by us which provides a vegetable-based, highly absorbable source of natural beta carotene, mixed carotenoids, B vitamins, gamma linolenic acid ("GLA"), protein, essential amino acids and other phytonutrients. We currently market our products in the United States and seventeen other countries through a combination of retail, wholesale, and private label channels.

         In early 1997, we introduced NatuRose(TM) to the worldwide aquaculture industry. NatuRose is our brand name for natural astaxanthin (pronounced
"as-ta-zan-thin"). Astaxanthin is a red pigment from the microalgae, Haematococcus, and is used in aquaculture to impart a pink to red color to pen-raised fish and shrimp. NatuRose will compete with synthetic astaxanthin (manufactured from petrochemicals) whose worldwide annual sales are estimated at more than $150 million.

         Products in development include genetically-engineered microalgae that contain a natural soil toxin, Bacillus thuringiensis var. israelensis, also known as Bti. The Bti toxin is specifically toxic to mosquitoes and black fly larvae. Synechococcus microalgae (a natural food for mosquito larvae) were genetically-engineered to contain the Bti toxin. We believe that, when applied to a mosquito-infested body of water, this algae could act as an effective and environmentally safe means of mosquito control.

         Cyanotech Corporation is incorporated in Nevada. Our principal executive offices are located at 73-4460 Queen Kaahumanu Highway, Suite 102, Kailua-Kona, Hawaii 96740, and our telephone number is (808) 326-1353. Unless otherwise indicated, all references in this report to the "Company", "we", and "Cyanotech" refer to Cyanotech Corporation, a Nevada corporation, and its wholly owned subsidiary, Nutrex, Inc.

Industry Background

         Microalgae are a diverse group of microscopic plants that have a wide range of physiological and biochemical characteristics and naturally contain, among other things, high levels of proteins, amino acids, vitamins, pigments and enzymes. Microalgae grow extremely fast, making it possible to harvest a new crop every week utilizing optimal culture and processing technologies. The raw materials required for microalgae growth are readily available and include sunlight, carbon dioxide and agricultural fertilizers.

         Microalgae have the following properties that make commercial production attractive: (1) microalgae grow much faster than land grown plants, often up to 100 times faster; (2) microalgae have a uniform cell structure with no bark, stems, branches or leaves, which permits easier extraction of products and higher utilization of the microalgae cells; (3) the cellular uniformity of microalgae makes it practical to manipulate and control growing conditions in order to optimize a particular cell characteristic; (4) microalgae contain a wide array of vitamins and other important nutrients; and (5) microalgae contain natural pigments and are a potential source of medical products.

         Commercial applications for these microscopic plants include nutritional products, diagnostic products, aquaculture feed and pigments, natural food colorings and research grade chemicals. The Company believes that microalgae could potentially be used for other commercial applications, including genetically engineered products for the biopesticide and pharmaceutical industries. The most significant microalgae products produced today are algae utilized as food supplements. Animal studies, published in scientific journals, suggest that increased dietary levels of some of the natural compounds in algae may reduce the risk of cancer and strengthen the immune system.

         While many unique compounds have been identified in microalgae, the efficient and cost effective commercial production of microalgae is elusive. Many microalgae culture systems over the last 20 years have failed. Because microalgae produced for food supplements are typically cultivated and harvested outdoors, production is affected significantly by climate, weather conditions and the chemical composition of the culture media. Without consistent sunlight, warm temperature, low rainfall and proper chemical balance, microalgae will not grow as quickly, resulting in longer harvesting cycles, decreased pond utilization and increased cost. Furthermore, microalgal growth requires a very nutrient rich environment. The high nutrient levels in the ponds promote the growth of unwanted organisms, or "weeds," if the chemical composition of the ponds changes from its required balance. Once contamination occurs, a pond must be emptied, cleaned and refilled, a process that further decreases pond utilization and increases production costs.

         Microalgae producers face relatively high harvesting and processing costs, particularly with respect to the energy costs required to dry the microalgae prior to packaging and the labor required throughout the harvesting and processing cycles. Once harvested, microalgal cells contain from 85% to 95% water which cannot be removed by mechanical means. We estimate that the cost of conventional heat-based microalgae drying processes represents approximately 30% of total production cost. Most drying systems also damage or destroy oxygen sensitive nutrients in the finished microalgae products.


Cyanotech's Technology

         Since 1983, we have designed, developed and implemented proprietary production and harvesting technologies, systems and processes which reduce many of the stability and contamination problems frequently encountered in the production of microalgae. This proprietary production system is known as Integrated Culture Biology Management (or "ICBM"). Through the application of this technology, our Spirulina culture ponds are in production year-round without any significant loss in productivity due to contamination and many of our production ponds, all based in Hawaii, have been in continuous production since 1988. We believe that such an accomplishment remains unique to Cyanotech.

         In addition to the advantages of our ICBM technology, we have developed a patented system for the recovery of carbon dioxide from our drying system exhaust gas, called Ocean-Chill Drying. Since microalgae are essentially microscopic "plants", they require sunlight, water, carbon dioxide and nutrients for optimal growth. By recovering carbon dioxide that would otherwise be released into the atmosphere, we can divert the recovered carbon dioxide back to the algae cultures. This process provides us with another significant cost advantage over other microalgae producers who must purchase carbon dioxide. Moreover, Ocean-Chill Drying dries microalgal products in a low oxygen environment, which protects oxygen sensitive nutrients. In addition, we have developed an automated Spirulina processing system, which enables a single operator to harvest and dry the Spirulina powder.

         During the fourth quarter of fiscal 1997, we began commercial production of our natural astaxanthin product, NatuRose. The product was produced using our newly developed large-scale photo-bioreactor system, which we call the PhytoMax Pure Culture System(TM), or PhytoMax PCS, which incorporates closed-culture technology and allows for the large-scale commercial cultivation of microalgae strains that are other- wise highly susceptible to environmental contamination. In addition, with the PhytoMax PCS we now have the potential to produce a broader range of new products from microalgae. Such products could include genetically-engineered biopesticides, nutraceuticals, additional nutritional products, poly-unsaturated fatty acids, anti-microbial agents, plant growth regulators, and anti-viral compounds.

         Another major advantage for us is the location of our production facility at the Hawaii Ocean Science and Technology ("HOST") Park at Keahole Point, Hawaii. We believe that the combination of consistent warm temperature, abundant sunlight, and low rainfall at this facility makes this a highly favorable location for the economical, large-scale cultivation of microalgae. In contrast to our facility, microalgae producers in other areas lacking these favorable characteristics stop producing for up to four months a year because of less favorable climate or weather conditions.

         At the HOST Park, we have access to cold, clean, deep sea water that is pumped from a depth of 2,000 feet. This sea water is used both as a source of nutrients for microalgae culture and as a cooling agent in the Ocean-Chill Drying process. Additionally, our facility has access to a complete industrial infrastructure and is located 30 miles from a deep water port and adjacent to an international airport. We believe that the combination of our ICBM technology, the new PhytoMax PCS technology, a favorable growing location with year-round production capabilities, the Ocean-Chill Drying process, and our automated processing system can be successfully applied to the commercial cultivation of other species of microalgae then those that we are now marketing.


Marketing Strategy

         Our primary objective is to be the leading developer and producer of microalgal products in our existing and future markets. We seek to achieve this objective through the following marketing strategies:

         o Increase the Company's Spirulina Market Share. We intend to increase our world market share for Spirulina by expanding channels of distribution, expanding geographically and locating new potential markets for Spirulina. During fiscal 1997, we expanded our production capacity by 50% and also expanded our domestic sales and marketing efforts for our Nutrex products and private label packaged products, with the goal of increasing world market share. Our products are sold in seventeen foreign countries and we are investigating ways to expand the global presence of our products, including through the addition of foreign distributors. We are also investigating potential new uses for Spirulina.

         o Promote Brand Uniqueness and Packaged Products. Cyanotech is the only Hawaiian producer of Spirulina and has developed a unique strain of Spirulina marketed as "Spirulina Pacifica." Our private label customers also promote the brand uniqueness of Hawaiian Spirulina, which we believe provides competitive differentiation in the marketplace. Our plans include increased marketing emphasis on packaged products, which generally have higher associated gross profit per pound than bulk products.

         o Increase the Company's Natural Astaxanthin Market Share. Being the first producer of commercial quantities of natural astaxanthin from microalgae gives us a competitive advantage that we intend to build upon. Our customer base for NatuRose is growing and we currently supply customers in six countries and two industries. We intend to maintain this leadership position by expanding our natural astaxanthin production capacity as quickly as indicated by market demand.

         o Increase Breadth of Product Offerings. We are developing and plan to develop other new products from microalgae utilizing either our open-pond technology or the PhytoMax PCS technology. These products include genetically-engineered biopesticides, nutraceuticals, other nutritional products, poly-unsaturated fatty acids, anti-microbial agents, plant growth regulators, and anti-viral compounds. We are currently conducting laboratory-scale work on a genetically engineered mosquitocide.

         o Continue Improvement Upon Production Methodologies. During the past thirteen years we have continued to improve upon our ICBM proprietary production system and Ocean-Chill Drying system. Recently, we applied certain aspects of these technologies to the development of the new PhytoMax PCS technology. We intend to apply these to the development of additional microalgae-based products for the biopesticide, food coloring, fine chemical and nutrition markets, as well as other potential commercial uses.

         o Promote Environmental Responsibility. We have a strong commitment to the environment. Our Ocean-Chill Drying system recovers approximately 96% of the carbon dioxide from our drying system exhaust gas, the ICBM technology allows us to recycle 100% of the growing media, and the entire facility operates without the use of pesticides or herbicides. Our production system does not create erosion, fertilizer runoff or water pollution.


Products

Spirulina

         Our principal product, accounting for 98% of net sales in the 1996 and 1997 fiscal years, is a nutritional microalgae marketed as Spirulina Pacifica. Developed by us and sold worldwide to the health and natural foods market, Spirulina Pacifica is unique strain of microalgae that is a highly absorbable source of natural beta carotene, mixed carotenoids, B vitamins, GLA, protein, essential amino acids and other phytonutrients. We believe that Spirulina Pacifica has greater concentrations of natural beta carotene, better taste and more consistent color than competing Spirulina products. We were the first Spirulina producer to have their products and processes certified organic and we are the only microalgae producer to have their quality system registered under the ISO 9002-94 standards.

         Spirulina is a naturally occurring microscopic plant which has been used for thousands of years as a food. Today, Spirulina is used by the health conscious consumer for a variety of immediate and long term effects. Spirulina is a good source of natural phytonutrients, including carotenoids and phycocyanin, among others. Published scientific animal studies suggest that increased levels of some of these natural compounds in the diet may reduce the risk of cancer and strengthen the immune system.

         We produce Spirulina Pacifica in three forms: powder, flake and tablets. Powder is used as an ingredient in health food drinks while flakes are used as a seasoning on various foods. Tablets are consumed daily as a food supplement.

         We also produce and market two products under the Hawaiian Energizer name. Hawaiian Energizer sports drink contains complex carbohydrates and vegetarian protein in combination with Spirulina Pacifica, Bee Pollen and Siberian Ginseng. Hawaiian Energizer tablets contain Spirulina Pacifica, Bee Pollen and Siberian Ginseng.

         We anticipate that sales of our Spirulina Pacifica products will continue to constitute a substantial portion of net sales during fiscal 1998. We increased our production capacity of Spirulina products by approximately 50% during 1996 by constructing more Spirulina ponds and expanding our Spirulina processing facilities. While we intend to make every effort to sell the output from the recently expanded facility, we cannot provide any assurance that the market for Spirulina products in general, or our Spirulina Pacifica products in particular, will support the increased output from the 1996 expansion. Any decrease in the overall level of sales of, or the prices for, our Spirulina Pacifica products, whether as a result of competition, change in consumer demand, increased worldwide supply of Spirulina or any other factors, would have a material adverse effect on our business, financial condition and results of operations.

Natural Astaxanthin

         Astaxanthin is a red pigment used primarily in the aquaculture industry to impart pink color to the flesh of pen-raised fish and shrimp. For example, without astaxanthin in its diet, the flesh of a pen-raised salmon is white, reducing its commercial value by as much as half. Wild or free swimming salmon and shrimp acquire their pink flesh or shells in nature from eating natural astaxanthin contained in microalgae or from eating other fish that have eaten the microalgae. Farm-raised salmon and shrimp, however, can only acquire pink flesh or shells from the addition of astaxanthin to their feed.

         The astaxanthin market currently is dominated by a single producer, Hoffmann-LaRoche, who produces synthetic astaxanthin from petrochemicals. Hoffmann-LaRoche currently sells synthetic astaxanthin to the aquaculture industry at approximately $2,500 per pure kilogram. As a result of continued growth in the world aquaculture industry, the world market for astaxanthin is estimated to currently exceed $150 million per year.

         During the fourth quarter of fiscal 1997, we began commercial production of our natural astaxanthin product, NatuRose. The product was introduced to the aquaculture industry at the World Aquaculture '97 Conference in Seattle, Washington at the end of February, 1997. We currently have customers in six countries who use the product and we anticipate that these customers will purchase our entire NatuRose production output during fiscal 1998.

Phycobiliproteins

         We also produce phycobiliproteins which are sold to the medical and biotechnology research industry. Phycobiliproteins are highly fluorescent pigments purified from microalgae. Their spectral properties make them useful as tags or markers in many kinds of biological assays, such as flow cytometry, fluorescence immunoassays and fluorescence microscopy. Sales of phycobiliproteins accounted for less than 2% of our net sales for the fiscal year ended March 31, 1997. We anticipate that sales of phycobiliproteins will not be material in future periods.


Product Under Development

         A new product which is currently under development is a genetically engineered mosquitocide from microalgae. This genetically engineered mosquitocide is being developed under license from the University of Memphis. The toxin gene from Bacillus thuringiensis var. israelensis (Bti) is cloned into the blue-green algae Synechococcus. The bacterial toxin of Bti is very specific to mosquitoes and black flies, while the blue-green algae is a food for mosquito larvae. We believe that when applied to a mosquito-infested body of water, this algae could act as an effective and environmentally safe means of control. Development of this product is continuing and there is no assurance that a commercial product will be achieved. Our inability to successfully develop or commercialize additional products could have a material adverse effect on our business, financial condition and results of operations.


Research & Development

         Cyanotech's expertise is in the development of efficient, stable and cost-effective production systems for microalgal products. Our researchers investigate specific microalgae identified in scientific literature for potentially marketable products and then develop the technology to grow such microalgae on a commercial scale.


Distribution

         The majority of our bulk Spirulina sales are to companies with their own Spirulina product lines. Many of these companies identify and promote Cyanotech's Hawaiian Spirulina in their products. In the United States, we sell directly to health food manufacturers and health food formulators. Packaged consumer products sell in the domestic market through an established health food distribution network. Orders for packaged consumer products are taken at the store level by one of 52 regional broker representatives and shipped through one of 25 distributors. In selected foreign markets, we have appointed exclusive sales distributors for both bulk Spirulina and packaged consumer products.

         In the years ended March 31, 1997, 1996 and 1995, international sales accounted for approximately 62%, 55% and 42%, respectively, of our net sales. We expect that international sales will continue to represent a significant portion of our net sales. Our business, financial condition and results of operations may be materially adversely affected by any difficulties associated with managing accounts receivable from international customers, tariff regulations, imposition of governmental controls, political and economic instability or other trade restrictions. Although our international sales are currently denominated in United States dollars, fluctuations in currency exchange rates could cause our products to become relatively more expensive to customers in the affected country, leading to a reduction in sales in that country.

Additionally, our largest customer, a distributor located in Hong Kong (which on July 1, 1997 becomes a part of China) resells our products principally in mainland China, and thus we become exposed to political, legal, economic and other risks and uncertainties associated with doing business in China.


Customers

Spirulina

         We market and sell our Spirulina products to a variety of customers, which range in size from $500 million in annual sales to small retail stores. Several of our major customers are businesses that were established exclusively to market and sell Spirulina products.

         Approximately 47%, 49% and 32% of Cyanotech's net sales in the years ended March 31, 1997, 1996 and 1995, respectively, were derived from sales to our top three customers during those periods. Although we sell to almost 300 customers, our largest customer, Life Foundate, Ltd., a Hong Kong-based natural products marketing and distribution company, accounted for approximately 34%, 29% and 3% of our net sales in the years ended March 31, 1997, 1996 and 1995, respectively. This unaffiliated company purchases both bulk products and packaged consumer products from us and sells them under a private label, principally in mainland China. Hong Kong, where our largest customer is located, reverts to China on July 1, 1997, with possible unpredictable effects on our business with such customer. The loss of, or significant adverse change in, the relationship between Cyanotech and its largest customer or any other major customer would have a material adverse effect on the Company's business, financial condition and results of operations.

          Health  Food  Manufacturers.   Health  food  manufacturers  often  use
Cyanotech's Spirulina products as a key ingredient in their Spirulina-based products, or as an ingredient in their health food formulations. These customers purchase bulk powder or bulk tablets and package the products under their brand label for sale to the health and natural food markets. Many of the products produced by these customers are often marketed and sold in direct competition with our Nutrex line of retail consumer products. However, we differentiate our Nutrex products from those of our bulk customers by reserving the certified organic line of products for sale exclusively under our Nutrex label and a few private labels.

         Private Label Customers. We currently provide private label retail consumer products to two private label international customers. Products for these customers are manufactured only upon receipt of an order and no finished product inventories are maintained.

         Retail Distributors. Retail distributors act as product wholesalers to independent and chain retailers. The majority of domestic Nutrex sales in the year ended March 31, 1997 were to 25 distributors.

         Natural Products Distributors. In the year ended March 31, 1997, we sold bulk Spirulina products to seven domestic and one foreign customer engaged in the business of distributing natural raw materials to health and natural food manufacturers. These distributors provide their customers with standardized quality control, warehousing and distribution services, and charge a mark-up on the products for providing these services. These distributors may differentiate the products they sell, but they generally treat the products as commodities, with price being the major determining factor in their purchasing decision.

Natural Astaxanthin

         Our NatuRose product is being sold directly to end-users and distributors in six countries for use in two industries. We believe that our customer base and geographic distribution should increase as additional natural astaxanthin production capacity is added.


Competition

Spirulina

         Our Spirulina Pacifica products compete with a variety of vitamins, dietary supplements, other algal products and similar nutritional products available to consumers. The nutritional products market is highly competitive. It includes international, national, regional and local producers and distributors, many of whom have greater resources than Cyanotech, and many of whom offer a greater variety of products. Our direct competition in the Spirulina market currently is from Dainippon Ink and Chemical Company's facility in California and several farms in China. To a lesser extent, we compete with numerous smaller farms in India, Thailand, Brazil and South Africa. Packaged consumer products marketed under our Nutrex brand also compete with products marketed by health food manufacturing customers of Cyanotech who purchase bulk Spirulina from us and package it for retail sales. Spirulina Pacifica also competes in certain markets with other "green superfoods," such as Chlorella (a green microalgae with sales primarily in Japan), Aphamizomenon flos-aquae (a blue-green algae harvested from a eutrophic lake in Oregon with sales primarily through multilevel marketing) and cereal grasses such as barley, wheat and kamut. A decision by another company to focus on Cyanotech's existing or target markets or a substantial increase in the overall supply of Spirulina could have a material adverse effect on our business, financial condition and results of operations. While we believe that our products compete favorably on factors such as quality, brand name recognition and loyalty, our Spirulina Pacifica products have typically been sold at prices higher than other Spirulina products. There can be no assurance that we will not experience competitive pressure, particularly with respect to pricing, that could adversely affect our business, financial condition and results of operations.

Natural Astaxanthin

         Our natural astaxanthin product, NatuRose, will compete directly with the synthetic astaxanthin product produced and marketed worldwide by Hoffmann-LaRoche. In addition, several other companies have announced plans to produce natural astaxanthin from microalgae or are producing small quantities for test purposes. Although we are unaware of any studies indicating that natural astaxanthin has any benefits not otherwise provided by synthetic astaxanthin, we believe there is commercial demand for a natural astaxanthin product and that our NatuRose product can compete on the basis of product performance and price.

Phycobiliproteins

         There are four major competitors which manufacture phycobiliprotein products for sale, including Molecular Probes, Inc., Quantify Inc., Martek Biosciences Corporation and Prozyme Inc. Cyanotech competes with these companies on the basis of price and quality. New synthetic fluorescent compounds have been developed by a third party which are superior to phycobiliproteins in some applications. The advantage of the synthetic compounds is their lower molecular weight and, in some cases, their lower cost. While our phycobiliprotein products may not be able to compete effectively against synthetic compounds in some applications, Cyanotech's phycobiliproteins have gained a reputation for high quality at a competitive price.


Government Regulation

         Cyanotech's products, potential products and its manufacturing and research activities are subject to varying degrees of regulation by a number of government authorities in the United States and in other countries, including the Food and Drug Administration (the "FDA") pursuant to the Federal Food, Drug and Cosmetic Act and by the Environmental Protection Agency ("EPA") under the Federal Insecticide, Fungicide, and Rodenticide Act ("FIFRA"). The FDA regulates, to varying degrees and in different ways, dietary supplements, other food products, diagnostic medical devices and pharmaceutical products, including their manufacture, testing, exportation, labeling, and, in some cases, advertising. Generally, prescription pharmaceuticals and certain types of diagnostic products, such as medical devices, are regulated more rigorously than dietary supplements. The EPA rigorously regulates pesticides, among other types of products.

         Cyanotech is also subject to other federal, state and foreign laws, regulations and policies with respect to labeling of its products, importation of organisms, and occupational safety, among others. Federal, state and foreign laws, regulations and policies are always subject to change and depend heavily on administrative policies and interpretations. We work with foreign distributors to ensure our compliance with foreign laws, regulations and policies. There can be no assurance that any changes with respect to federal, state and foreign laws, regulations and policies, and, particularly with respect to the FDA and EPA or other such regulatory bodies, with possible retroactive effect, will not have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that any of our potential products will satisfy applicable regulatory requirements.

         The Federal Dietary Supplement Health and Education Act ("DSHEA") regulates the use and marketing of dietary supplements, including vitamin products. The DSHEA covers only dietary supplements and contains a number of provisions that differentiate dietary supplements from other foods. The DSHEA also sets forth standards for adulteration of dietary supplements or ingredients thereof and establishes current food Good Manufacturing Practices ("cGMP") requirements for dietary supplements. It also provides detailed requirements for the labeling of dietary supplements, including nutrition and ingredient labeling. We currently believe that our Spirulina Pacifica, marketed as a dietary supplement, is exempt from FDA regulation as a food additive.

         Our Spirulina manufacturing processes and our contract bottlers are required to adhere to cGMP as prescribed by the FDA. We believe that we are currently in compliance with all applicable cGMP and other food regulations. Compliance with relevant cGMP requirements can be onerous and time consuming, and there can be no assurance that Cyanotech can continue to meet relevant FDA manufacturing requirements for existing products or meet such requirements for any future products. Ongoing compliance with food cGMP and other applicable regulatory requirements are monitored through periodic inspections by state and federal agencies, including the FDA, the Hawaii Department of Health and comparable agencies in other countries. Our processing facility is also inspected annually for organic certification by Quality Assurance International and for Kosher certification by the Kosher Overseers Association. The use of Spirulina as a food additive for seasoning on salads or pasta or for such other food uses has not been cleared by the FDA. We currently market the product for these food uses on the basis of our belief that its use in these food applications is generally recognized as safe and therefore is not subject to FDA pre-market clearances as a food additive.

         Our natural astaxanthin product, NatuRose, will need FDA clearance for use as a feed color additive in the United States. We believe that no regulatory approval is required for use of NatuRose as a colorant in feeds or foods in major markets outside the United States. The process of obtaining clearances for a new color additive is expensive and time consuming. Extensive information is required on the toxicity of the additive, including carcinogenicity studies and other animal testing. No assurances can be given that any of our proposed products intended for use as a feed additive will be approved by the FDA on a timely basis, if at all.

         As in vitro diagnostic medical device components, phycobiliprotein products do not currently require pre-market clearances by the FDA. However, as a component of a medical device, they can nonetheless still be subject to other various medical device requirements, including cGMP requirements.


Patents, Licenses and Trademarks

         Although we regard our proprietary technology, trade secrets, trademarks and similar intellectual property as critical to our success, we rely on a combination of trade secret, contract, patent, copyright and trademark law to establish and protect our rights in our products and technology. There can be no assurance that we will be able to protect our technology adequately or that competitors will not be able to develop similar technology independently. In addition, the laws of certain foreign countries may not protect the Company's intellectual property rights to the same extent as the laws of the United States. Cyanotech has had one United States patent issued to it. Litigation in the United States or abroad may be necessary to enforce our patent or other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. Such litigation, even if successful, could result in substantial costs and diversion of resources and could have a material adverse effect on our business, results of operations and financial condition. Additionally, although currently there are no pending claims or lawsuits that have been brought against us, if any such claims are asserted against us, we may seek to obtain a license under the third party's intellectual property rights. There can be no assurance, however, that a license would be available on terms acceptable or favorable to us, if at all.


Associates

         Cyanotech employed 78 associates as of March 31, 1997, of which 74 are full-time. Approximately 31 associates are involved in the harvesting and production process, 10 are involved in research and product development, and the remainder are involved in sales, administration and support. Management believes that its relations with its associates are good. We have not experienced difficulty in attracting personnel and none of our associates are represented by a labor union.

         Effective April 1, 1995, Cyanotech implemented a profit sharing plan for all associates not covered under a separate management incentive plan. Under the profit sharing plan, 5% of pre-tax profits are allocated based on gross wages to non-management associates on a quarterly basis. Fifty percent of each associate's profit sharing bonus is distributed in cash on an after-tax basis, the remainder is deposited in each associate's 401(k) account on a pre-tax basis with a six year vesting schedule, based on years of service with the Company.

         Cyanotech's success depends to a significant extent upon the continued service of Dr. Gerald R. Cysewski, its President and Chief Executive Officer, and other members of the Company's executive management. The loss of any of such key executives could have a material adverse effect on our business, financial condition or results of operations. Furthermore, our future performance depends on our ability to identify, recruit and retain key management personnel. The competition for such personnel is intense, and there can be no assurance that we will be successful in such efforts. We are also dependent on our ability to continue to attract, retain and motivate production, distribution, sales and other personnel, of which there can be no assurance. The failure to attract and retain such personnel could have a material adverse effect on our business, financial condition and results of operations.


Item 2. Description of Properties

         Cyanotech Corporation is located in Kailua-Kona, Hawaii, at the HOST Park and also owns a 2,500 square foot sales office in a light industrial area located approximately four miles from the HOST Park. The HOST Park facility consists of approximately 90 leased acres containing production ponds, a processing facility, a laboratory, administrative offices and additional space for production ponds. All products are produced at this facility. The property is leased from the State of Hawaii under a 30-year commercial lease expiring in 2025. During 1997, we reached an agreement with the State of Hawaii to lease an additional 88 acres at the HOST Park, which will increase the total acreage under lease to 178 acres. We plan to use this new property to construct a larger NatuRose production facility and additional culture ponds that would use the PhytoMax PCS technology. We believe that there is sufficient available land at the HOST Park to meet our currently planned future needs. Our Nutrex, Inc. subsidiary maintains sales offices in Kailua-Kona, Hawaii and Burlingame, California.



Item 3. Legal Proceedings

         Cyanotech is not currently subject to any material pending legal proceedings.

         We maintain product liability insurance in limited amounts for products involving human consumption. In the opinion of management, broader product liability insurance coverage is prohibitively expensive at this time.


Item 4. Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of the stockholders during the fourth quarter of fiscal 1997.

                                     Part II


Item 5. Market for Common Equity and Related Stockholder Matters

         Until February 17, 1996, Cyanotech's Common Stock was quoted on The Nasdaq SmallCap Market. On that date, our Common Stock began trading on the Nasdaq National Market under the symbol "CYAN." The following table sets forth the high and low bid quotation per share of our Common Stock on The Nasdaq SmallCap Market and the Nasdaq National Market, as the case may be, for the periods indicated. Quotations from The Nasdaq SmallCap Market are from the Nasdaq Monthly Statistical Summary Report, and reflect inter-dealer prices, without retail mark-up or commission, and may not represent actual transactions.

Three Months Ended                    High       Low          High       Low
------------------                  -------    --------     -------    ------
June 30, 1996 and 1995...........   $ 9-1/8    $ 6-1/4      $ 3-3/8    $ 1-1/8

September 30, 1996 and 1995...      $ 8-1/8    $ 5-5/16     $ 6-5/8    $ 2-11/16

December 31, 1996 and 1995...       $ 7-3/8    $ 5-1/8      $ 14-7/8   $ 5-1/8

March 31, 1997 and 1996........     $ 8-1/8    $ 5-1/2      $ 11-3/8   $ 6-1/4

         Cyanotech has never declared or paid cash dividends on its Common Stock. Holders of Series C Preferred Stock are entitled to cumulative annual dividends at the rate of $.40 per share if and when declared by the Board of Directors. Cyanotech may not pay dividends on the Common Stock until it has paid accumulated dividends on the Series C Preferred Stock. Cumulative dividends in arrears on the Series C Preferred Stock as of March 31, 1997 amounted to $2,251,000 ($3.063 per share). We currently intend to retain all of our earnings for use in the business and do not anticipate paying any cash dividends on Series C Preferred Stock or Common Stock in the foreseeable future.

         The approximate number of record holders of outstanding Common Stock as of June 17, 1997 was 1,450.

Item 6. Selected Financial Data
(in thousands, except earnings per share)

                                               Years ended March 31,
                                  ----------------------------------------------
                                    1997     1996     1995     1994     1993 (a)
                                  -------  -------  -------  -------  -------
Net Sales                         $11,399  $ 8,081  $ 4,150  $ 2,697  $ 2,485
Income from Operations              3,751    2,571      718      220      131
Net Income                          4,159    2,509      769      204      255
Net Income per Common Share         $0.25    $0.17    $0.05    $0.02    $0.03

Cash and Investment Securities     $6,729   $9,409  $   496  $   866  $   107

Total Assets                       26,015   19,716    6,212    5,132    2,677
Long-term Debt and
   Capital Lease Obligations          559      838      184      109      425
Stockholders' Equity              $23,335  $17,316   $5,104   $4,160  $ 1,521

Average Shares Outstanding         16,598   14,548   13,589   13,330    9,159

(a) The Company changed its fiscal year end from December 31, to March 31, effective April 1, 1993. Accordingly, the 1993 information is for the period January 1, 1992 through December 31, 1992.

     Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

         This report on Form 10-K contains forward-looking statements regarding the future performance of Cyanotech and future events that involve risk and uncertainties that could cause actual results to differ materially from the statements contained herein. This document, and the other documents that we file from time to time with the Securities and Exchange Commission, such as our reports on Form 10-K, Form 10-Q, Form 8-K, and our proxy materials, contain additional important factors that could cause actual results to differ from our current expectations and the forward-looking statements contained herein.

         All references to years in this Item 7 are to fiscal years.

         During 1997, substantially all of our resources were dedicated to the production of Spirulina Pacifica, a nutritional microalgae. We sell Spirulina Pacifica to health food manufacturers, health food distributors and retail consumers on a worldwide basis. Through the application of our Integrated Culture Biology Management ("ICBM") technology, we maintain continuous algae cultures and produce a new crop from each of our 67 algal culture ponds (aggregating approximately 60 acres) approximately every week, on average.

         Historically, the majority of our net sales have been derived from sales of bulk Spirulina Pacifica products, which have lower associated gross profit (measured in dollars) but higher associated gross margin (measured as a percentage of net sales) than our packaged consumer products. Accordingly, an increase in the percentage of net sales attributable to bulk products would increase gross margin. Conversely, an increase in the percentage of net sales attributable to packaged consumer products would decrease gross margin but likely increase gross profit. We expect that the product mix will vary from period to period, and a decrease in orders from a customer such as our largest current customer which purchases primarily packaged consumer products could require us to reallocate greater portions of our production capacity to lower gross profit bulk products.

         During the second half of 1997, we began limited commercial production of our natural astaxanthin product, NatuRose, and commenced full commercial production in March, 1997. Also in March 1997, we announced that we had received approval from the State of Hawaii to lease an additional 88 acres for the purpose of expanding NatuRose production capacity. Expansion onto the 88 acres is currently planned to be accomplished in three increments; the first increment is planned to include 13 acres of culture systems, together with harvesting and processing equipment sufficient to accommodate the entire site. Completion of the first phase is planned for June 1998.

         Since 1992, we have experienced substantial growth in our revenues and operations, and have undergone substantial changes in our business that have placed significant demands on the management, working capital and financial and management control systems of Cyanotech. Our current and future expansion plans may also place a significant strain on the management, working capital and financial control systems of Cyanotech. Although we believe that our systems and controls are adequate to address our current needs, there can be no assurance that such systems will be adequate to address our future business expansion plans. Our results of operations will be adversely affected if revenues do not increase sufficiently to compensate for the increase in operating expenses resulting from any expansion and there can be no assurance that any expansion will be profitable or that it will not adversely affect our results of operations. In addition, the success of any current or future expansion plans will depend in part upon our ability to continue to improve and expand our management and financial control systems, to attract, retain and motivate key personnel, and to raise additional required capital. There can be no assurance that we will be successful in such respects.

Results of Operations

         The following table sets forth certain consolidated statement of income data as a percentage of net sales for the periods indicated:

                                                   Year Ended March 31,
                                                    1997         1996
                                                   ------       ------
Net sales.....................................     100.0%       100.0%
   Cost of sales..............................      40.3         43.5
                                                   ------       ------
Gross profit..................................      59.7         56.5
                                                   ------       ------
Operating expenses:
   Research and development...................       5.1          4.4
   General and administrative.................      12.6         14.8
   Sales and marketing........................       9.1          5.5
                                                   ------       ------
      Total operating expenses................      26.8         24.7
                                                   ------       ------
      Income from operations..................      32.9         31.8
                                                   ------       ------
Other income (expense):
   Interest income............................       3.9          0.3
   Interest expense...........................      (0.4)        (1.1)
   Other income, net..........................       0.1           -
                                                   ------       ------
      Total other income (expense)............       3.6         (0.8)
                                                   ------       ------
      Net income..............................      36.5%        31.0%
                                                   ------       ------
                                                   ------       ------

                                       15

Fiscal 1997 Compared to Fiscal 1996

Net Sales

         Net sales for the year ended March 31, 1997 were $11,399,000, a 41.1% increase over net sales of $8,081,000 for the year ended March 31, 1996. The increase in net sales during the year ended March 31, 1997 is attributable to significantly higher production and sales of bulk Spirulina powder and tablets and increased sales of packaged consumer products which carry a higher sales price than bulk Spirulina Pacifica products. The increased production is the result of Spirulina production expansions that were completed in February and November 1996.

         International sales represented 62% and 55% of total net sales for the years ended March 31, 1997 and 1996, respectively. This increase reflects the Company's continuing emphasis on developing international markets and higher sales of packaged consumer products into Asian retail markets. The Company's largest customer, a Hong Kong-based natural products marketing and distribution company, accounted for approximately 34% and 29% of Cyanotech's net sales in the years ended March 31, 1997 and 1996, respectively. Hong Kong becomes a part of China on July 1, 1997 with possible unpredictable effects on Cyanotech's business with such customer. Loss of, or a significant decrease in such business, would have a material adverse effect on our business, financial condition and results of operations.

Gross Profit

         Gross profit represents net sales less the cost of goods sold, which includes the cost of materials, manufacturing overhead costs, direct labor expenses and depreciation and amortization. Gross profit increased to 59.7% of net sales for the year ended March 31, 1997 from 56.5% of net sales for the year ended March 31, 1996. The increase in gross profit from the prior year is primarily attributable to economies of scale related to the production of both bulk and packaged consumer Spirulina Pacifica products, but was partially offset by lower average selling prices for bulk products.

Operating Expenses

         Operating expenses increased by $1,066,000 and were 26.8% of net sales for the year ended March 31, 1997, against 24.7% of net sales for the year ended March 31, 1996, with significant increases in all three components.

         Research and Development. Expenditures for research and development increased 67.2% to $587,000, or 5.1% of net sales, for the year ended March 31, 1997, from $351,000, or 4.4% of net sales, for the year ended March 31, 1996. The increase from the prior year is primarily the result of the development work done on the natural astaxanthin product and the research work done on the mosquitocide product. Research and development costs are expected to increase further during fiscal 1998 as we continue to optimize the PhytoMax PCS technology and also increase the research activities directed at the mosquitocide product.

         General and Administrative. General and administrative expenses increased 20.2% to $1,437,000, or 12.6% of net sales, for the year ended March 31, 1997, from $1,196,000, or 14.8% of net sales, for the year ended March 31, 1996. The increase is due to higher staff-related expenditures, the accrual of associate incentive bonuses indexed to the Company's profitability during the year ended March 31, 1997, and higher insurance costs.

         Sales and Marketing. Sales and marketing expenses increased 132.4% to $1,034,000, or 9.1% of net sales, for the year ended March 31, 1997, from $445,000, or 5.5% of net sales, for the year ended March 31, 1996. The increase from the prior year is primarily due to higher staff-related expenditures, and increased domestic and international marketing efforts associated with higher sales of packaged consumer products and with the introduction of the NatuRose product.

Other Income (Expense)

         Other income increased to $408,000, or 3.6% of net sales, for the year ended March 31, 1997, from other expense of $62,000, or (0.8%) of net sales, for the year ended March 31, 1996. The increase from the prior year is primarily related to increased earnings on larger cash and investment securities balances.

Net Income

         Net income increased to $4,159,000, or 36.5% of net sales, for the year ended March 31, 1997, from $2,509,000, or 31.0% of net sales, for the year ended March 31, 1996. The increase in net income is primarily a result of increased production and sales of bulk and packaged consumer Spirulina Pacifica products.


Fiscal 1996 Compared to Fiscal 1995

Net Sales

         Net sales for the year ended March 31, 1996 were $8,081,000, a 95% increase over net sales of $4,150,000 for the year ended March 31, 1995. The increase in net sales during the year ended March 31, 1996 was attributable to price increases, significantly higher production and sales of bulk Spirulina powder and tablets and increased sales of packaged consumer products which carry a higher sales price than bulk Spirulina Pacifica products. The increased production is the result of Spirulina production expansions that were completed in May, September and December of 1995 and February of 1996.

         International sales represented 55% and 42% of total net sales for the years ended March 31, 1996 and 1995, respectively. This increase reflected our increased emphasis on developing international markets and higher sales of packaged consumer products into Asian retail markets. Our largest customer, a Hong Kong-based natural products marketing and distribution company, accounted for approximately 29% and 3% of Cyanotech's net sales in the years ended March 31, 1996 and 1995, respectively.

Gross Profit

         Gross profit represents net sales less the cost of goods sold, which includes the cost of materials, manufacturing overhead costs, direct labor expenses and depreciation and amortization. Gross profit increased to 56.5% of net sales for the year ended March 31, 1996 from 45.2% of net sales for the year ended March 31, 1995. The increase in gross profit was attributable to higher prices and higher production levels resulting in the absorption of fixed manufacturing overhead costs over a significantly increased sales volume during the fiscal year.

Operating Expenses

         Operating expenses decreased to 24.7% of net sales for the year ended March 31, 1996, from 27.9% of net sales for the year ended March 31, 1995. Its components were:

         Research and Development. Expenditures for research and development increased to 4.4% of net sales for the year ended March 31, 1996, from 4.1% of net sales for the year ended March 31, 1995. The increase from the prior year was primarily the result of the research work done on beta carotene for the joint venture partnership with Hauser Chemical Research, Inc.
and on the natural astaxanthin product.

         General and Administrative. General and administrative expenses decreased to 14.8% of net sales for the year ended March 31, 1996, from 16.5% of net sales for the year ended March 31, 1995. The increase in absolute dollars was due to the accrual of associate incentive bonuses indexed to the Company's profitability during the year ended March 31, 1996, higher insurance costs, and compensation expense associated with grants of Common Stock to non-employee directors.

         Sales and Marketing. Sales and marketing expenses increased 48% to $445,000, or 5.5% of net sales, for the year ended March 31, 1996, from $301,000, or 7.3% of net sales, for the year ended March 31, 1995. The increase in absolute dollars from the prior year was primarily due to expenses related to increasing domestic and international marketing efforts and higher staff-related expenditures.


Proportionate Share of Loss of Joint Venture

          Proportionate share of loss of joint venture represents the Company's 50% ownership interest in a joint venture with Aquasearch, Inc. for the development of astaxanthin. The loss in the year ended March 31, 1995 represents services, and facilities and equipment use that was contributed to the joint venture by Cyanotech. The joint venture was terminated in November 1994 by mutual consent and the Company has no further obligation under the joint venture arrangement.

Net Income

         Net income increased to $2,509,000, or 31.0% of net sales, for the year ended March 31, 1996, from $769,000, or 18.5% of net sales, for the year ended March 31, 1995. The increase in net income was primarily a result of increased production and sales of bulk and packaged consumer Spirulina Pacifica products.

         Inflation during the years ended March 31, 1997, 1996 and 1995 did not have a material impact on the Company's operations.

Variability of Results

         Cyanotech Corporation was formed in 1983 and did not become profitable on an annual basis until fiscal 1992 (the twelve month period ended December 31, 1992). As of March 31, 1997, our accumulated deficit was $461,000. There can be no assurance that we will be consistently profitable on either a quarterly or an annual basis. We have experienced quarterly fluctuations in operating results and anticipate that these fluctuations may continue in future periods. Future operating results may fluctuate as a result of changes in sales levels to our largest customers, new product introductions, weather patterns, the mix between sales of bulk products and packaged consumer products, start-up costs associated with new facilities, expansion into new markets, sales promotions, competition, increased energy costs, the announcement or introduction of new products by our competitors, changes in our customer mix, and overall trends in the market for Spirulina products. While a significant portion of our expense levels are relatively fixed, and the timing of increases in expense levels is based in large part on our forecasts of future sales, if net sales are below expectations in any given period, the adverse impact on results of operations may be magnified by our inability to adjust spending quickly enough to compensate for the sales shortfall. We may also choose to reduce prices or increase spending in response to market conditions, which may have a material adverse effect on our results of operations.

New Accounting Standards

         In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of that loss would be based on the fair value of the asset. Generally, SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. The Company adopted the provisions of SFAS No. 121 effective April 1, 1996. The adoption of SFAS No. 121 did not have a material effect on the Company's financial condition, results of operations or liquidity.

         In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 establishes a fair value based method of accounting for stock-based compensation, but does not require an entity to adopt the new method for preparing its basic financial statements. For entities not adopting the new method, SFAS No. 123 requires footnote disclosure of pro forma net income and net income per share information as if the fair value based method had been adopted. The disclosure requirements of SFAS No. 123 are effective for financial statements for fiscal years beginning after December 31, 1995. Effective April 1, 1996, the Company adopted SFAS No, 123 and elected to continue to apply the provisions of APB No. 25 and provide the pro forma disclosures required by SFAS No. 123.

         In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 125 generally is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. Management of the Company does not expect that adoption of SFAS No. 125 will have a material impact on the Company's financial position, results of operations or liquidity.

         In February 1997, the FASB issued SFAS No. 128, "Earnings per Share". SFAS No. 128 is effective for both interim and annual periods ending after December 15, 1997. The Company will adopt SFAS No. 128 in the third quarter of fiscal 1998. SFAS No. 128 requires the presentation of "Basic" earnings per share, representing income available to common shareholders divided by the weighted average number of common shares outstanding during the period, and "Diluted" earnings per share, which is similar to the current presentation of fully diluted earnings per share. SFAS No. 128 requires restatement of all prior period earnings per share presented. Management does not expect adoption of SFAS No. 128 to have a material impact on the Company's previously reported earnings per share, financial position, results of operations or liquidity.

Liquidity and Capital Resources

          Cyanotech's cash and investment securities decreased $2,680,000 to $6,729,000 during the fiscal year ended March 31, 1997. The decrease is primarily attributable to increased capital expenditures for equipment and leasehold improvements.

         Cash flows provided by operating activities were $2,860,000 in 1997 compared to $2,598,000 in 1996. The primary source of 1997 cash flows from operating activities was net income and an increase in accounts payable offset by increases in accounts receivable , inventories, prepaid expenses and other assets and a decrease in accrued expenses and other.

         Cash flows used in investing activities were $10,962,000 in 1997 compared to $3,910,000 in 1996. The primary uses of cash flows in investing activities during 1997 were for capital expenditures and net purchases of investment securities.

         Cash flows provided by financing activities were $1,468,000 in 1997 compared to $10,225,000 in 1996. The primary sources of cash flows provided by financing activities were $1,393,000 in net proceeds from the sale of 225,000 shares of common stock to the underwriters of a public stock offering and $350,000 from the exercise of common stock options and warrants, offset by principal payments on long-term debt and capital lease obligations.

         As of March 31, 1997, we had construction commitments totaling $903,000, which we intend to fund from cash reserves and anticipated cash flows from future operations. We presently estimate that our existing capital resources and anticipated cash flows from future operations will be sufficient to fund current operations. However, we plan to spend, subject to available financing, approximately $12.3 million on capital expenditures during the next two fiscal years, primarily to expand NatuRose production on the newly leased 88 acres and existing capital resources and anticipated cash flows from future operations will not be sufficient to fund these capital expenditures. We are currently seeking an increase in our credit facilities to meet any anticipated shortfall. We currently have a $1,000,000 bank line of credit which is collateralized by a certificate of deposit and an additional $1,000,000 bank line of credit which is collateralized by all the assets of the Company. As of March 31, 1997, there were no borrowings under either of these credit lines.


Item 8. Financial Statements and Supplementary Data

The financial statements required to be filed herewith begin on page F-1.

                  Selected Quarterly Financial Data (unaudited)
                    (in thousands, except earnings per share)

                                First    Second      Third     Fourth      Total
                              Quarter    Quarter   Quarter    Quarter       Year
                              -------    -------   -------    -------    -------
1997
Net Sales                     $ 2,455    $ 2,812   $ 2,782    $ 3,350    $11,399
Gross Profit                    1,470      1,740     1,731      1,868      6,809
Net Income                        845      1,104       956      1,254      4,159
Net Income per Common Share   $  0.05    $  0.07   $  0.06    $  0.08    $  0.25

1996

Net Sales                     $ 1,568    $ 2,056   $ 2,348    $ 2,109    $ 8,081
Gross Profit                      778      1,112     1,298      1,375      4,563
Net Income                        413        605       711        780      2,509
Net Income per Common Share   $  0.03    $  0.04   $  0.05    $  0.05    $  0.17

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

                                    Part III


Item 10. Directors and Executive Officers; Compliance with Section 16(a) of the Exchange Act

Identification of Directors

The information required by this Item is incorporated by reference from the Sections captioned "Proposal One: Election of Directors," " Security Ownership of Certain Beneficial Owners and Management" and "Compliance with Section 16(a) of the Exchange Act" contained in Cyanotech's definitive 1997 Proxy Statement.

Identification of Executive Officers

The executive officers of Cyanotech and their ages and positions as of March 31, 1997 are as follows:

      Name                       Age                Position
      ----                       ---                --------
Gerald R. Cysewski, Ph.D. .....   48    Chairman of the Board, President and
                                           Chief Executive Officer
Glenn D. Jensen. ..............   38    Vice President - Operations
Brent F. Kunimoto..............   38    Vice President - Sales and Marketing
                                           and
                                        President, Nutrex, Inc.
Kelly J. Moorhead..............   41    Vice President - International Sales
Ronald P. Scott................   42    Executive Vice President - Finance
                                           and Administration, Secretary,
                                           Treasurer

Dr. Cysewski co-founded Cyanotech in 1983 and has served as a director since that time. Since March 1990, Dr. Cysewski has served as President and Chief Executive Officer of Cyanotech and in October 1990 was also appointed to the position of Chairman of the Board. From 1988 to November 1990, he served as Vice Chairman and from 1983 to June, 1996 he served as Scientific Director of the Company. From 1980 to 1982, Dr. Cysewski was group leader of microalgae research and development at Battelle Northwest, a major contract research and development firm. From 1976 to 1980, Dr. Cysewski was an assistant professor in the Department of Chemical and Nuclear Engineering at the University of California, Santa Barbara, where he received a two-year grant from the National Science Foundation to develop a culture system for blue-green algae. Dr. Cysewski received his doctorate in Chemical Engineering from the University of California at Berkeley.

Mr. Jensen has served as Vice President - Operations since May 1993. He joined Cyanotech in 1984 as Process Manager and was promoted to Production Manager in 1991, in which position he served until his promotion to Vice President - Operations. Prior to joining Cyanotech, Mr. Jensen worked for three years as a plant engineer at a Spirulina production facility, Cal-Alga, near Fresno, California, which ceased to do business in 1983. Mr. Jensen holds a B.S. degree in Health Science from California State University, Fresno.

Mr. Kunimoto joined Cyanotech in August 1996 and has served as Vice President - Sales and Marketing since that time. From 1989 to August 1996, Mr. Kunimoto worked as a Marketing Manager and Marketing Director for Nestle Food Company. From 1987 to 1989, he was an Assistant Product Manager for General Mills, Inc.. From 1982 to 1985 he was a Senior Consultant for Arthur Andersen & Company. Mr. Kunimoto received a B.S. degree in Economics and an M.B.A degree from the University of California at Los Angeles.

Mr. Moorhead has served as Vice President - International Sales of the Company since August 1996. From December 1991 to August 1996 he served as Vice President
- Sales and Marketing and President of Nutrex, Inc. From August 1987 to December 1991, he served as Vice President - Production of the Company. Mr. Moorhead joined Cyanotech as Production Biologist in December 1984. Prior to joining Cyanotech, Mr. Moorhead worked at the Oceanic Institute in Honolulu, Hawaii where he conducted research on production of Spirulina from agricultural wastes. Mr. Moorhead holds a B.S. degree in Aquatic Biology from the University of California, Santa Barbara.

Mr. Scott was appointed to the Board of Directors of the Company in November 1995, has served as Executive Vice President - Finance and Administration since August 1995, and has served as Secretary and Treasurer since November 1990 and June 1990, respectively. From December 1990 until August 1995 Mr. Scott served as Vice President - Finance and Administration. From September 1990 to December 1990, Mr. Scott served as Controller. From 1989 to 1990, he was Assistant Controller for PRIAM Corporation, a manufacturer of Winchester disk drives. From 1980 to 1989, he served in various accounting management positions with Measurex Corporation, a manufacturer of industrial process control systems. Mr. Scott holds a B.S. degree in Finance and Management from California State University, San Jose, and an M.B.A. degree from the University of Santa Clara.


Item 11. Executive Compensation

The information required by this Item is incorporated by reference from the section captioned "Executive Compensation and Other Information" and "Director Renumeration" contained in Cyanotech's definitive 1997 Proxy Statement.


Item 12. Security Ownership of Certain Beneficial Owners and Management

The  information  required by this Item is  incorporated  by reference  from the
section  captioned   "Security   Ownership  of  Certain  Beneficial  Owners  and
Management" contained in Cyanotech's definitive 1997 Proxy Statement.


Item 13. Certain Relationships and Related Transactions

The information required by this Item is incorporated by reference from the section captioned "Certain Transactions" contained in Cyanotech's definitive 1997 Proxy Statement.

Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K


Exhibit Number           Document Description
--------------           ---------------------

  3.1                    Restated  Articles  of  Incorporation. (Incorporated by
                         reference to  Exhibit  3.1  to  the Company's Quarterly
                         Report  on  Form  10-QSB for the quarter ended December
                         31, 1996, file no. 0-14602.)
  3.2                    Bylaws of the Registrant,  as amended. (Incorporated by
                         reference  to  Exhibit  3.1 to the Company's  Quarterly
                         Report  on  Form  10-QSB for the quarter ended December
                         31, 1995, file no. 0-14602.)
  4.1                    Specimen Common  Stock  Certificate.  (Incorporated  by
                         reference to Exhibit 4.1 to the Company's  Registration
                         Statement on Form SB-2 filed on February 28, 1996, file
                         no. 333-00951.)
  4.2                    Terms of  the Series C Preferred Stock as Revised 1991.
                         (Incorporated  by  reference  to  Exhibit  4.1  to  the
                         Company's  Annual  Report  on  Form 10-K for the fiscal
                         year ended December 31, 1990, file no. 0-14602.)
10.1                     1985  Incentive Stock Option Plan dated March 18, 1985,
                         as amended.  (Incorporated by reference to Exhibit 4(d)
                         to the  Company's  Registration  Statement  on Form S-8
                         filed on December 3, 1992, file no. 33-55310.)
10.2                     Stockholders  Agreement  dated  as  of  May  17,  1993.
                         (Incorporated  by  reference  to  Exhibit  10.8  to the
                         Company's  Annual Report on  Form 10-KSB for the fiscal
                         year ended March 31, 1994, file no. 0-14602.)
10.3                     1994  Non-Employee  Directors  Stock  Option  and Stock
                         Grant Plan.  (Incorporated by reference to Exhibit 10.7
                         to the Company's  Annual  Report on Form 10-KSB for the
                         fiscal year ended March 31, 1994, file no. 0-14602.)
10.4                     Supply  and  Exclusive  Marketing Agreement between the
                         Company  and  Nutrition  Gandalf  dated  July  8, 1994.
                         Confidential portions of this exhibit have been omitted
                         and filed separately with the Commission. (Incorporated
                         by reference to Exhibit 10.2 to the Company's Quarterly
                         Report  on  Form  10-QSB for the quarter ended December
                         31, 1995, file no. 0-14602.)
10.5                     Facilities  Rental  Agreement  dated  November 1,  1994
                         between the  Company and  Natural  Energy Laboratory of
                         Hawaii  Authority.  (Superseded  by  Exhibit  10.13.)
                         (Incorporated  by  reference  to  Exhibit 10.11  to the
                         Company's Annual Report on Form 10-KSB  for  the fiscal
                         year ended March 31, 1995, file no. 0-14602.)
10.6                     Facilities  Rental  Agreement  dated  December  2, 1994
                         between the  Company  and  Natural Energy Laboratory of
                         Hawaii  Authority.  (Superseded  by  Exhibit  10.11.)
                         (Incorporated  by  reference  to  Exhibit  10.12 to the
                         Company's Annual Report on Form  10-KSB for  the fiscal
                         year ended March 31, 1995, file no. 0-14602.)
10.7                     Term  Loan  Agreement  dated  April  1,  1995   between
                         Spirulina  International  B.V.  and  the  Company.
                         (Incorporated  by reference  to  Exhibit 10.13  to  the
                         Company's Annual Report on Form 10-KSB  for  the fiscal
                         year ended March 31, 1995, file no. 0-14602.)





10.8                     License  Agreement  by  and  between The  University of
                         Memphis  and  the  Company  dated  June  19,  1995.
                         (Incorporated  by  reference to  Exhibit  10.14  to the
                         Company's  Annual Report on Form 10-KSB for  the fiscal
                         year ended March 31, 1995, file no. 0-14602.)
10.9                     Term  Loan  Agreement dated  July 11, 1995  between the
                         Company and Satoshi Sakurada.(Incorporated by reference
                         to Exhibit  10.3 to the  Company's Quarterly  Report on
                         Form  10-QSB  for  the quarter ended December 31, 1995,
                         file no. 0-14602.)
10.10                    1995 Stock Option Plan for Cyanotech  Corporation dated
                         August 9, 1995, as amended.  (Incorporated by reference
                         to Exhibit 4(c) to the Company's Registration Statement
                         on  Form  S-8  filed  on  October  27,  1995,  file no.
                         33-63789.)
10.11                    Sub-Lease  Agreement  between  the  Company and Natural
                         Energy  Laboratory  of  Hawaii Authority dated December
                         29, 1995. (Incorporated by reference to Exhibit 10.1 to
                         the Company's Quarterly  Report on Form  10-QSB for the
                         quarter ended December 31, 1995, file no. 0-14602.)
10.12                    Preferred  Stock  Conversion  and  Registration  Rights
                         Agreement by and  between  the  Company  and  Firemen's
                         Insurance  Company of Newark,  New Jersey,  dated as of
                         February  20,  1996.   (Incorporated  by  reference  to
                         Exhibit  10.16 to the Company's Registration  Statement
                         on  Form  SB-2  as filed on February 28, 1996, file no.
                         333-00951.)
10.13                    Registration  Rights  Agreement   by  and  between  the
                         Company  and  American  Cynamid  Company  dated  as  of
                         February 20, 1996.(Incorporated by reference to Exhibit
                         10.17 to the Company's  Registration  Statement on Form
                         SB-2 as filed on February 28, 1996, file no 333-00951.)
10.14                    Credit Agreement between the Company and First Hawaiian
                         Bank, dated February 27, 1997.
10.15                    Promissory  Note between the Company and First Hawaiian
                         Bank, dated February 27, 1997.
10.16                    Security   Agreement  between  the  Company  and  First
                         Hawaiian Bank, dated February 27, 1997.
11.1                     Statement re: Computation of Earnings Per Share.
21.1                     Subsidiaries of the Company.
23.1                     Consent of Independent Auditors
27                       Financial Data Schedule.

---------------------

(b)      Reports on Form 8-K

         The Registrant did not file any reports on Form 8-K during the fourth quarter of the 1997 fiscal year.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23rd day of June, 1997.

                              CYANOTECH CORPORATION

                            By:/s/Gerald R. Cysewski
                               ---------------------
                            Gerald R. Cysewski, Ph.D
                             Chairman of the Board,
                               President and Chief
                                Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

               Signature                  Title                     Date
/s/Gerald R. Cysewski           Chairman of the Board, President   June 23, 1997
---------------------           and Chief Executive Officer        -------------
   Gerald R. Cysewski, Ph.D     (Principal Executive Officer)


/s/Ronald P. Scott              Executive Vice President -         June 23, 1997
---------------------           Finance and Administration,        -------------
   Ronald P. Scott              Secretary and Treasurer
                                (Principal Financial and
                                Accounting Officer)


/s/Julian C. Baker              Director                           June 26, 1997
---------------------                                              -------------
   Julian C. Baker


/s/Eva R. Reichl                Director                           June 21, 1997
---------------------                                              -------------
   Eva R. Reichl


/s/John T. Ushijima             Director                           June 25, 1997
---------------------                                              -------------
   John T. Ushijima


/s/Paul C. Yuen                 Director                           June 23, 1997
---------------------                                              -------------
   Paul C. Yuen

CYANOTECH CORPORATION

Index to Financial Statements




                                                                    Page

Independent Auditors' Report                                         F-2

Consolidated Balance Sheets                                          F-3

Consolidated Statements of Income                                    F-4

Consolidated Statements of Stockholders' Equity                      F-5

Consolidated Statements of Cash Flows                                F-6

Notes to Financial Statements                                    F-7 to F-20

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors
Cyanotech Corporation:


We have audited the accompanying consolidated balance sheets of Cyanotech Corporation and subsidiary as of March 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended March 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cyanotech
Corporation and subsidiary as of March 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 1997 in conformity with generally accepted accounting principles.


KPMG Peat Marwick LLP


Honolulu, Hawaii
April 28, 1997

                              CYANOTECH CORPORATION
                           Consolidated Balance Sheets
                             March 31, 1997 and 1996
                        (in thousands, except share data)

                 Assets                                    1997         1996
                                                        ----------   ----------
Current assets:
    Cash and cash equivalents                           $   2,775    $   9,409
    Investment securities                                   3,954           --
    Accounts receivable                                     2,791        1,288
    Inventories                                             1,138          494
    Prepaid expenses                                          155          120
    Deferred tax assets                                       373           --
                                                        ----------   ----------

           Total current assets                            11,186       11,311

Equipment and leasehold improvements, net                  14,666        8,349

Other assets                                                  163           56
                                                        ----------   ----------

           Total assets                                 $  26,015    $  19,716
                                                        ==========   ==========

                 Liabilities and Stockholders' Equity

Current liabilities:
    Current maturities of long-term debt                $     150    $     150
    Current maturities of capital lease obligations           130          126
    Accounts payable                                        1,508          852
    Accrued expenses and other                                333          434
                                                        ----------   ----------

           Total current liabilities                        2,121        1,562

Long-term debt, excluding current maturities                  363          513
Obligations under capital lease, excluding current
    maturities                                                196          325
                                                        ----------   ----------

           Total liabilities                                2,680        2,400
                                                        ----------   ----------

Stockholders' equity:
    Preferred stock                                             1            1
    Common stock of $.005 par value, authorized
        25,000,000  shares at March 31, 1997 and
        18,000,000  shares at March 31, 1996; issued
        and outstanding 12,712,682 shares at
        March 31, 1997 and 11,755,650 shares at
        March 31, 1996                                         63           59
    Additional paid-in capital                             23,732       21,876
    Accumulated deficit                                      (461)      (4,620)
                                                        ----------   ----------

           Total stockholders' equity                      23,335       17,316
                                                        ----------   ----------

Commitments and contingencies

           Total liabilities and stockholders' equity   $  26,015    $  19,716
                                                        ==========   ==========

See accompanying notes to consolidated financial statements.

                              CYANOTECH CORPORATION
                        Consolidated Statements of Income
                    Years ended March 31, 1997, 1996 and 1995
                      (in thousands, except per-share data)

                                             1997         1996          1995
                                          ----------   ----------    ----------
Net sales                                 $  11,399    $   8,081     $   4,150
Cost of sales                                 4,590        3,518         2,275
                                          ----------   ----------    ----------

           Gross profit                       6,809        4,563         1,875
                                          ----------   ----------    ----------

Operating expenses:
    Research and development                    587          351           171
    General and administrative                1,437        1,196           685
    Sales and marketing                       1,034          445           301
                                          ----------   ----------    ----------

           Total operating expenses           3,058        1,992         1,157
                                          ----------   ----------    ----------

           Income from operations             3,751        2,571           718
                                          ----------   ----------    ----------
Other income (expense):
    Interest income                             443           32            17
    Interest expense, net of interest
       costs capitalized of $23 in 1997
       and nil in 1996 and 1995                 (47)         (90)          (27)
    Other income (expense), net                  12           (4)           98
    Proportionate share of loss of
       joint venture                             --           --           (37)
                                          ----------   ----------    ----------

           Total other income (expense)         408          (62)           51
                                          ----------   ----------    ----------

           Net income                     $   4,159    $   2,509     $     769
                                          ==========   ==========    ==========

Net income per common share               $    0.25    $    0.17     $    0.05
                                          ==========   ==========    ==========

Weighted average number of common
   shares and common share equivalents       16,598       14,548        13,589
                                          ==========   ==========    ==========

See accompanying notes to consolidated financial statements.

                              CYANOTECH CORPORATION
                 Consolidated Statements of Stockholders' Equity
                    Years ended March 31, 1997, 1996 and 1995
                        (in thousands, except share data)

                                        Preferred stock      Common Stock
                                    ---------------------------------------   Additional                            Total stock-
                                                   Par                 Par       paid-in   Accumulated   Treasury       holders'
                                         Shares   value      Shares   value      capital       deficit      stock         equity
                                    -----------------------------------------------------------------------------------------------
Balances at March 31, 1994            2,118,507   $   2    8,736,506   $  44   $   12,042   $   (7,898)   $   (30)   $     4,160

Common stock issued for cash, net
    of costs of $6                           --      --      146,969       1          144           --         --            145
Exercise of common stock warrants
    for cash                                 --      --       38,400      --           24           --         --             24
Exercise of stock options for cash           --      --        4,300      --            3           --         --              3
Conversion of 21,030 shares of
    Series C preferred stock to
    105,150 shares of common stock      (21,030)     --      105,150      --           --           --         --             --
Conversion of 100,000 shares of
    Series E preferred stock to
    20,000 shares of common stock      (100,000)     --       20,000      --           --           --         --             --
Issuance of common stock warrants
    for services                             --      --           --      --            3           --         --              3
Net Income                                   --      --           --      --           --          769         --            769
---------------------------------------------------------------------------------------------------------------------------------

Balances at March 31, 1995            1,997,477   $   2    9,051,325   $  45   $   12,216   $   (7,129)   $   (30)   $     5,104

Exercise of common stock warrants
    for cash                                 --      --      891,200       5          507           --         --            512
Exercise of stock options for cash           --      --       82,625      --           76           --         --             76
Issuance of common stock to
    nonemployee directors for
    services                                 --      --        8,000      --           40           --         --             40
Exchange of Series A preferred
    stock for common stock           (1,250,000)     (1)     250,000       1           --           --         --             --
Exchange of Series B preferred
    stock for common stock              (12,500)     --        2,500      --           --           --         --             --
Retirement of treasury stock                 --      --      (30,000)     --          (30)          --         30             --
Common stock issued for cash, net of
    costs of $556                            --      --    1,500,000       8        9,067           --         --          9,075
Net income                                   --      --           --      --           --        2,509         --          2,509
---------------------------------------------------------------------------------------------------------------------------------

Balances at March 31, 1996              734,977   $   1   11,755,650   $  59   $   21,876   $   (4,620)        --   $     17,316


Exercise of common stock warrants
    for cash                                 --      --      668,120       3          298           --         --            301
Exercise of stock options for cash           --      --       57,912      --           49           --         --             49
Issuance of common stock options for
    other assets                             --      --           --      --           80           --         --             80
Issuance of common stock to nonemployee
    directors for services                   --      --        6,000      --           37           --         --             37
Common stock issued for cash, net
    of costs of $51                          --      --      225,000       1        1,392           --         --          1,393
Net income                                   --      --           --      --           --        4,159         --          4,159
---------------------------------------------------------------------------------------------------------------------------------

Balances at March 31, 1997              734,977   $   1   12,712,682   $  63   $   23,732   $     (461)        --   $     23,335
                                    =============================================================================================

See accompanying notes to consolidated financial statements.

                              CYANOTECH CORPORATION
                      Consolidated Statements of Cash Flows
                    Years ended March 31, 1997, 1996 and 1995
                                 (in thousands)

                                                   1997       1996       1995
                                                 ---------  ---------   --------
Cash flows from operating activities:
  Net income                                     $  4,159   $  2,509   $    769
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Deferred income taxes                            (373)        --         --
    Proportionate share of loss of joint venture       --         --         37
    Depreciation and amortization                     691        499        338
    Increase in accounts receivable                (1,503)      (640)      (186)
    (Increase) decrease in inventories               (644)      (119)        23
    Increase in prepaid expenses and other
      assets                                          (62)      (118)       (17)
    Increase in accounts payable                      656        223         63
    Increase (decrease) in accrued expenses
      and other                                      (101)       204        (28)
    Other                                              37         40         --
                                                 ---------  ---------  ---------

Net cash provided by operating activities           2,860      2,598        999
                                                 ---------  ---------  ---------

Cash flows from investing activities:
  Investment in equipment and leasehold
    improvements                                   (7,008)    (3,910)    (1,442)
  Investment in joint venture                          --         --        (37)
  Purchases of investment securities              (10,827)        --         --
  Proceeds from sales and maturities of
    investment securities                          (6,873)        --         --
                                                 ---------  ---------  ---------

Net cash used in investing activities             (10,962)    (3,910)    (1,479)
                                                 ---------  ---------  ---------

Cash flows from financing activities:
  Net proceeds from issuance of common stock
    and exercise of stock options and warrants      1,743      9,663        175
  Proceeds from issuance of long-term debt             --        750         --
  Principal payments on long-term debt               (150)       (94)       (13)
  Principal payments on capital lease
    obligations                                      (125)       (94)       (52)
                                                  --------   --------   --------

Net cash provided by financing activities           1,468     10,225        110
                                                  --------   --------   --------

Net increase (decrease) in cash and cash
  equivalents                                      (6,634)     8,913       (370)

Cash and cash equivalents at beginning of year      9,409        496        866
                                                  --------   --------  ---------

Cash and cash equivalents at end of year          $ 2,775    $ 9,409    $   496
                                                  ========   ========   ========

Supplemental disclosure of cash flow information:

  Cash paid during the year for interest,
    net of amounts capitalized                    $    36    $    73    $    26
                                                  ========   ========   ========

    Cash paid during the year for income taxes    $   355    $    --    $    --
                                                  ========   ========   ========

    Non-cash investing and financing activities:
      Equipment leased under capital lease
        obligations                               $    --    $   303    $   166
                                                  ========   ========   ========

    Issuance of common stock and options
      for services and other assets               $   117    $    40    $    --
                                                  ========   ========   ========

See accompanying notes to consolidated financial statements.

                              CYANOTECH CORPORATION
                   Notes to Consolidated Financial Statements
                         March 31, 1997, 1996, and 1995
                  (all amounts in thousands, except share data)



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

            Substantially all of the Company's net sales have been attributable to its Spirulina Pacifica products. Sales of Spirulina Pacifica products accounted for approximately 98% of the Company's net sales for the years ended March 31, 1997 and 1996 and 97% for the year ended March 31, 1995.

     (b)    Principles of Consolidation

            The Company consolidates enterprises in which it has a controlling financial interest. The accompanying consolidated financial statements include the accounts of Cyanotech Corporation and its wholly owned subsidiary, Nutrex, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

     (c)    Cash and Cash Equivalents

            For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt securities purchased with original remaining maturities of three months or less to be cash equivalents.

     (d)    Investment Securities

            Investment securities at March 31, 1997 consist of U.S. Treasury, mortgage-backed, and other interest bearing securities. The Company classifies its debt and equity securities in one of three categories; trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity security are those securities in which the Company has the ability and intent to hold the security until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale.

            Trading and available-for-sale securities are recorded at fair value. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Unrealized holding gains and losses on trading securities are included in earnings. Unrealized holding gains and losses, net of the related tax effects, on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders equity until realized. Realized gains and losses from the sale of held-to-maturity and available-for-sale securities are determined on a specific identification basis.

            A decline in the market value of any available-for-sale or held-to-maturity security below cost that is deemed to be other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned.

     (e)    Inventories

            Inventories are stated at the lower of cost (which approximates first-in, first-out) or market.

     (f)    Equipment and Leasehold Improvements

            Owned equipment and leasehold improvements are stated at cost. Equipment under capital lease is stated at the lower of the present value of minimum lease payments or fair value of the equipment at the inception of the lease. Depreciation and amortization are provided using the straight-line method over the estimated useful lives for equipment and furniture and fixtures and the shorter of the lease terms or estimated useful lives for leasehold improvements and equipment under capital lease as follows:

            Equipment                                              3 to 10 years
            Leasehold improvement           remaining lease term (3 to 29 years)
            Furniture  and  fixtures                                     7 years
            Equipment  under capital lease             lease term (3 to 5 years)

            Amortization  of  equipment  under  capital  lease  is  included  in
            depreciation   and   amortization   expense   in  the   accompanying
            consolidated financial statements.

     (g)    Investments in Joint Ventures

            Investments in joint ventures and other investments for which the Company has the ability to exercise significant influence over the operating and financing policies of the enterprise are accounted for under the equity method.

     (h)    Net Income Per Common Share

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

     (i)    Research and Development

            Research and development costs are expensed as incurred. Research and development costs amounted to $587, $351 and $171 in 1997, 1996 and 1995, respectively.

     (j)    Income Taxes

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

     (k)    Stock Option Plan

            Prior to April 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price for the underlying stock exceeded the exercise price. Effective April 1, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma net income per common share disclosures for employee stock option grants made in fiscal year 1996 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB No. 25 and provide the pro forma disclosures required by SFAS No. 123.

     (l)    Impairment  of  Long-Lived  Assets  and  Long-Lived  Assets to Be
            Disposed Of

            The Company adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, effective April 1, 1996. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of SFAS No. 121 did not have a material impact on the Company's financial position, results of operations or liquidity.

     (m) Transfers and Servicing of Financial Assets and Extinguishments of Liabilities

            In June 1996, the Financial Accounting Standards Board ("FASB") issued SFAS No. 125, Accounting for Transfers and Servicing of
            Financial Assets and Extinguishments of Liabilities. SFAS No. 125 generally is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 and is to be applied prospectively. This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. Management of the Company does not expect that adoption of SFAS No. 125 will have a material impact on the Company's financial position, results of operations or liquidity.

     (n)    Earnings per share

            In February 1997, the FASB issued SFAS No. 128, Earnings per Share. SFAS No. 128 is effective for both interim and annual periods ending after December 15, 1997. The Company will adopt SFAS No. 128 in the third quarter of fiscal 1998. SFAS No. 128 requires the presentation of "Basic" earnings per share, representing income available to common shareholders divided by the weighted average number of common shares outstanding for the period, and "Diluted" earnings per share, which is similar to the current presentation of fully diluted earnings per share. SFAS No. 128 requires restatement of all prior period earnings per share data presented. Management does not expect adoption of SFAS No. 128 to have a material impact on the Company's previously reported earnings per share, financial position, results of operations or liquidity.

     (o)    Use of Estimates

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

     (p)    Reclassifications

            Certain 1995 and 1996 amounts were reclassified to conform with 1997
            presentations.   Such   reclassifications   had  no  effect  on  the
            previously reported results of operations.

(2)  Investment Securities

     Investment securities held as available-for-sale as of March 31, 1997 are as follows (fair value approximates amortized cost):

     U.S. Treasury securities                          $  2,454
     Mortgage-backed securities                             500
     Other interest bearing securities                    1,000
                                                       --------
                                                       $  3,954
                                                       ========

     Proceeds from the sales and maturities of investment securities classifed as available for sale amounted to $6,873 in 1997. Gross realized gains and losses on the disposal of investment securities available-for-sale during 1997 totaled $25 and nil, respectively. At March 31, 1997, scheduled maturities for investment securities classified as available- for-sale were less than twelve months for $1,000 and between twelve and twenty months for $2,954.

(3)  Inventories

     Inventories consists of the following as of March 31, 1997 and 1996:

                                                       1997        1996
                                                     --------    --------
     Raw materials                                   $   166     $    73
     Work in process                                     362         200
     Finished goods                                      346         105
     Supplies                                            264         116
                                                     --------    --------
                                                     $ 1,138     $   494
                                                     ========    ========

(4)  Equipment and Leasehold Improvements, Net

     Equipment and leasehold improvements consists of the following as of March 31, 1997 and 1996:

                                                       1997        1996
                                                     --------    --------
     Equipment                                       $ 5,715     $ 3,538
     Leasehold improvements                           10,935       6,815
     Furniture and fixtures                               67          36
     Equipment under capital lease                       602         602
                                                     --------    --------
                                                      17,319      10,991
     Less accumulated depreciation and
          amortization                                (3,729)     (3,038)
     Construction in-progress                          1,076         396
                                                     --------    --------

     Equipment and leasehold improvements, net       $14,666     $ 8,349
                                                     ========    ========

(5)  Long-Term Debt and Bank Lines of Credit

     Long-term Debt

     Long-term debt consists of the following as of March 31, 1997 and 1996:

                                                           1997        1996
                                                         --------   ---------
     Notes payable  at  the  London  Interbank
          Offered  Rate  (LIBOR)  plus  2%,
          adjusted quarterly; principal payments of
          $37.5 due quarterly, plus interest            $   513    $    663

     Less current maturities of long-term debt             (150)       (150)
                                                        --------   ---------

     Long-term debt, excluding current maturities       $   363    $    513
                                                        ========   =========

     On April 1, 1995, the Company executed a $250 note, payable in principal installments of $12.5 each quarter through April 1, 2000, plus interest, with principal and interest payments satisfied by delivering to the lender an equivalent market value amount of salable product or cash (at the lender's option). The note payable bears interest at LIBOR plus 2%, adjusted quarterly, and is secured by certain production equipment.

     On July 11, 1995, the Company executed a $500 note, payable in principal installments of $25 each quarter through July 1, 2000, plus interest, with principal and interest payments satisfied by delivering to the lender an equivalent market value amount of salable product or cash (at the lender's option). The note payable bears interest at LIBOR plus 2%, adjusted quarterly, and is secured by certain leasehold improvements.

     Bank lines of credit

     As of March 31, 1997, the Company has available two bank lines of credit aggregating $2,000, both expiring on January 31, 1998, collateralized by investment securities and other assets of the Company. As of March 31, 1997, there were no borrowings under either of these credit lines.


(6)  Leases

     The Company leases certain equipment and a portable building under capital leases expiring between 1998 and 2000, and leases facilities, equipment and land under operating leases expiring between 1997 and 2025. At March 31, 1997, the net book value of equipment under the capital leases amounted to $472.

     Future minimum lease payments under non-cancelable operating leases and the present value of future minimum capital lease payments as of March 31, 1997 are as follows:

                                           Capital leases    Operating leases
                                           ---------------   ----------------
     Year ending March 31:
         1998                             $          152    $            117
         1999                                        142                 114
         2000                                         68                 112
         2001                                         --                 112
         2002                                         --                 112
         Thereafter, through 2025                     --               2,659
                                          ---------------   ----------------

     Total minimum lease payments                    362    $          3,226
                                                            ================
     Less amount representing interest
        (at rates ranging from 7% to 19%)             36
                                          ---------------
     Present value of net minimum
        capital lease payments                       326

     Less current maturities of
        capital lease obligations                    130
                                          --------------
     Obligations under capital lease,
        excluding current maturities      $          196
                                          ==============

     Total rent expense under operating leases amounted to $138, $89, and $48 for the years ended March 31, 1997, 1996, and 1995, respectively.

(7)  Investment in Joint Venture

     On August 31, 1994, the Company formed a joint venture partnership with Hauser Chemical Research, Inc. ("Hauser") to develop, produce, and market natural beta carotene. On July 1, 1996, the joint venture was terminated by mutual consent. Under the terms of the termination agreement, Hauser had until March 31, 1997 to acquire a license to use the Company's beta carotene technology. The consideration for the license was to be the payment of aggregate out-of-pocket research and development expenses incurred by the Company on behalf of the joint venture since August 1, 1994, which totaled $380. Prior to March 31, 1997, the Company was informed by Hauser that it would not acquire the Cyanotech technology license. All research and development costs incurred by the Company on behalf of the joint venture were expensed as incurred.

(8)  Series C Preferred Stock

     Series C preferred stock is convertible into common stock at the rate of one share of preferred stock for five shares of common stock through February 23, 2000, after which date the conversion feature is no longer applicable. Series C preferred stock has voting rights equal to the number of shares of common stock into which it is convertible and has a preference in liquidation over all other series of preferred stock of $5 per share plus any accumulated but unpaid dividends. Holders of Series C preferred stock are entitled to 8% cumulative annual dividends at the rate of $.40 per share; cumulative dividends in arrears as of March 31, 1997 amount to $2,251 ($3.063 per share). Upon conversion of Series C preferred stock, cumulative dividends in arrears on converted shares are no longer payable. The amount of cumulative dividends foregone due to conversion during the year ended March 31, 1995 was $36. The consent of Series C preferred stockholders is required to modify their present rights or sell all or substantially all of the Company's assets.

     The Series C convertible preferred stock was originally issued with a redemption feature. Terms of the Series C preferred stock were modified in February 1991 to eliminate such redemption feature.

     Preferred stock as of March 31, 1997 and 1996 consists of the following:

                                                         1997          1996
                                                      ----------    ----------
     Preferred stock, authorized 5,000,000
         shares; $.001 par value, issued and
         outstanding:
            Series C, 8% cumulative,  convertible;
              734,977 shares;  liquidation
              value $5.00 per share plus unpaid
              accumulated dividends                  $       1     $       1
                                                     ==========    ==========

(9)  Stock Options and Warrants

     Stock options

     At the Company's annual meeting held on August 9, 1995, the stockholders of the Company approved the Company's 1995 Stock Option Plan (the "1995 Plan"), reserving a total of 400,000 shares of common stock for issuance under the Plan. The 1995 Plan provides for the issuance of both incentive and non-qualified stock options. Options are to be granted at or above the fair market value of the Company's common stock at the date of grant and generally become exercisable over a five-year period.

     The Company also has a Non-employee Director Stock Option and Stock Grant Plan, which was approved by stockholders in 1994 (the "1994 Plan"). Under the 1994 Plan and upon election to the Board of Directors, non-employee directors are granted a ten-year option to purchase 3,000 shares of the Company's common stock at its fair market value on the date of grant. In addition, on the date of each Annual Meeting of Stockholders in each year that the 1994 Plan is in effect, each non-employee director continuing in office will be automatically granted, without payment, 2,000 shares of common stock that is non-transferable for six months following the date of grant. Grants of 6,000 and 8,000 shares of common stock were made under the 1994 Plan in September 1996 and August 1995, respectively. Expense recognized as a result of these stock grants amounted to $37 and $40 for the years ended March 31, 1997 and 1996, respectively.

     In 1985, the Company adopted an Incentive Stock Option Plan (qualified stock option plan) and authorized 200,000 shares of common stock to be set aside for grants to officers and key employees of the Company. In 1993, the stockholders approved an amendment to the Incentive Stock Option Plan which increased the number of shares reserved for issuance under this plan from 200,000 to 400,000. Options were granted with exercise prices not lower than the fair market value of the Company's common stock at the date of grant. Options generally became exercisable in four equal annual installments, commencing one year from the date of grant and expire, if not exercised, five years from the date of grant, unless stipulated otherwise by the Compensation and Stock Option Committee of the Board of Directors. The Incentive Stock Option Plan terminated on March 18, 1995. Options granted prior to the plan termination date are not affected.

     At March 31, 1997, there were 142,100 additional shares available for grant under the 1995 Plan and 71,000 additional shares available under the 1994 Plan. The per share weighted-average fair value of stock options granted during 1997 and 1996 was $6.02 and $3.90 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 1997 - expected dividend yield of 0%, a risk-free interest rate of 6.6%, expected volatility of 130%, and an expected life of 4.1 years; 1996 - expected dividend yield of 0%, risk-free interest rate of 6.2%, expected volatility of 110%, and an expected life of 4.3 years.

     The Company applies APB Opinion No. 25 in accounting for employee stock-based compensation and, accordingly, no compensation cost has been recognized for its employee stock options in the accompanying financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its employee stock options under SFAS No. 123, the Company's net income and net income per common share would have been reduced to the pro forma amounts indicated below:

                                                       1997          1996
                                                     --------      --------
     Net income                As reported           $ 4,159       $ 2,509
                               Pro forma             $ 3,738       $ 2,408
     Net income
       per common share        As reported             $0.25         $0.17
                               Pro forma               $0.23         $0.17

     Pro forma net income and net income per common share reflects only options granted during 1997 and 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income and net income per common share amounts presented above because compensation cost is reflected over the options' vesting period of 5 years, and compensation cost for options granted prior to April 1, 1995 is not considered.

     Stock option activity during the periods indicated is as follows:

                                                                    Weighted-
                                                                      average
                                                Number               exercise
                                             of shares                  price
                                             ---------              ---------
     Balance at March 31, 1994                223,000                  $1.00
        Granted                               213,900                   1.45
        Exercised                              (4,300)                   .74
        Forfeited                             (23,900)                  1.08

     Balance at March 31, 1995                408,700                   1.23
        Granted                               101,000                   5.13
        Exercised                             (82,625)                   .92
        Forfeited                              (7,375)                  1.03

     Balance at March 31, 1996                419,700                   2.24
        Granted                               166,000                   7.30
        Exercised                             (57,912)                   .85
        Forfeited                            (107,400)                  1.31
                                             ---------             ---------
     Balance at March 31, 1997                420,388                  $4.42
                                             =========             =========

     The following table summarizes information about stock options outstanding at March 31, 1997:

                              OPTIONS OUTSTANDING           OPTIONS EXERCISABLE
                ------------------------------------     ----------------------
                              Weighted-avg.  Weighted-                Weighted-
    Range of          Number      remaining       avg.        Number       avg.
    exercise     outstanding    contractual   exercise   exercisable   exercise
     prices       at 3/31/97           life      price    at 3/31/97      price
--------------  ------------  -------------  ---------   -----------  ---------
    $0.56             27,550    0.2 years       $0.56         27,550    $0.56
$.94 to $1.38         76,975    2.5 years       $0.95         39,987    $0.97
    $1.50             55,363       1 year       $1.50         55,363    $1.50
$5.13 to $7.63       260,500    3.8 years       $6.47         47,800    $5.82
                     -------                                 -------
$.56 to $7.63        420,388      3 years       $4.42        170,700    $2.43
                     =======                                 =======

     Warrants

     At March 31, 1997, the Company has warrants outstanding to acquire 132,880 shares of the Company's common stock. The warrants were issued in consideration for loans to the Company, in consideration for and in recognition of services performed and to certain individuals who guaranteed notes payable by the Company. Warrants granted for loans, services and guarantees were granted with exercise prices not lower than the fair market value of the Company's common stock on the date of grant. The warrants are exercisable at prices ranging from $.40 to $1.00 per share and expire on various dates from May 1997 to September 1999. Warrants to acquire

     668,120, 891,200 and 38,400 shares of common stock were exercised at average prices of $.45, $.57 and $.63 in 1997, 1996 and 1995, respectively.

(10) Major Customers and Export Sales

     Sales to major customers for the years ended March 31, 1997, 1996 and 1995 are summarized as follows (percent of product sales):

                                          1997          1996          1995
                                       ----------    ----------    ----------
     Customer A                             34%           29%            *
     Customer B                              *            11%          17%
     Customer C                              *             *           13%
                                       ----------    ----------    ----------
                                             34%           40%          30%
                                       ==========    ==========    ==========

     *Less than 10% of product sales.

     Net product sales by geographic area for the years ended March 31, 1997, 1996 and 1995 are summarized as follows:

                               1997               1996              1995
                         -------------      -------------      -------------
     United States       $ 4,303   38%      $ 3,614   45%      $ 2,412   58%
     Canada                  851    8%          896   11%          696   17%
     Europe                1,292   11%          747    9%          621   15%
     China                 3,905   34%        2,375   29%          125    3%
     Asia/Pacific,
        excluding China    1,048    9%          449    6%          296    7%
                         -------  ----      -------  ----      -------  ----
                         $11,399  100%      $ 8,081  100%      $ 4,150  100%
                         =======  ====      =======  ====      =======  ====

     All foreign product sales transactions are consummated in U.S. dollars.

(11) Income Taxes

     The components of income taxes are as follows for the year ended March 31, 1997:

                               Federal       State         Total
                             ----------   ----------    ----------
        Current              $     138    $     235     $     373
        Deferred                  (352)         (21)         (373)
                             ----------   ----------    ----------
                             $    (214)   $    (214)    $      --
                             ==========   ==========    ==========

     The provision for income taxes for the years ended March 31, 1997 and 1996 was nil due to the utilization of net operating loss carryforwards.

     A reconciliation of the amount of income taxes computed at the federal statutory rate of 34% to the amount provided in the Company's consolidated statements of income for the years ended March 31, 1997, 1996 and 1995 areas follows:

                                                 1997        1996        1995
                                              ---------  ---------   ---------
     Amount at the federal
          statutory income tax rate           $  1,414    $   853     $    261
     State income taxes, net of
          federal income tax effect                141         --           --
     Benefit of operating loss
          carryforwards                         (1,328)      (853)        (261)
     Change in the beginning-of-the-year
          balance of the valuation
          allowance for deferred tax assets       (213)        --           --
     Other                                         (14)        --           --
                                              ---------   ---------   ---------
                                              $     --    $    --     $     --
                                              =========   =========   =========

     The significant components of deferred income tax benefit for the year ended March 31, 1997 are as follows:

        Deferred tax benefit, exclusive of the change in
             beginning-of-the-year valuation allowance balance
        Decrease in beginning-of-the-year balance of the            $   (160)
             valuation allowance for deferred tax assets                (213)
                                                                    ----------
                                                                    $   (373)
                                                                    ==========

     The tax effects of temporary differences related to various assets, liabilities and carryforwards that give rise to deferred tax assets and deferred tax liabilities as of March 31, 1997 and 1996 are as follows:

                                                       1997           1996
                                                     ---------      ---------
     Deferred tax assets:
         Net operating loss carryforwards            $     99       $   1,427
         Tax credit carryforwards                         301             147
         Other                                            145             169
                                                     ---------      ----------
                Gross deferred tax assets                 545           1,743
         Less valuation allowance                        (134)         (1,675)
                                                     ---------    ------------
                Net deferred tax assets                   411              68

     Deferred tax liability - equipment and
         leasehold improvements                           (38)            (68)
                                                     =========    ============
                Net deferred tax asset               $    373     $        --
                                                     =========    ============

     The valuation allowance for deferred tax assets as of April 1, 1996, 1995 and 1994 was $1,675, $2,751 and $3,051, respectively. The valuation allowance decreased by $1,541, $1,076 and $300 during the years ended March 31, 1997, 1996 and 1995, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

     Based upon the level of historical taxable income and projections for future taxable income over the periods which the net deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowance at March 31, 1997. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

     At March 31, 1997, the Company has tax net operating tax loss carryforwards available to offset future federal and state taxable income and tax credit carryforwards available to offset future federal income taxes as follows:

                           Net                     Research and
          Expires    operating    Investment    experimentation
         March 31,      losses    tax credits       tax credits
         ---------    ---------    -----------   ---------------
           1998       $      --    $        --   $             3
           1999              --             --                14
           2000              --             14                15
           2001              --             --                22
           2002              --             --                15
           2003              --             --                52
           2004              --             --                 5
           2005             292             --                --
           2011              --             --                23
                      ---------    -----------    --------------
                      $     292    $        14    $          149
                      =========    ===========    ==============

     In addition, at March 31, 1997, the Company has alternative minimum tax credit carryforwards of approximately $138 which are available to reduce future federal regular income taxes, over an indefinite period.

     Investment tax credits will be recorded as a reduction of the provision for federal income taxes in the year realized.

(12) Fair Value of Financial Instruments

     SFAS Statement No. 107, "Disclosures about Fair Value of Financial Instruments," defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. Note 2 presents the estimated fair values of investment securities.

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments as of March 31, 1997:

     Cash and Cash Equivalents

     The carrying amounts approximate fair value because of the short-term nature of these instruments.

     Long-Term Debt

     The carrying amounts approximate fair value because the instruments reprice at market rates on a quarterly basis.

(13) Profit Sharing Plan

     The Company sponsors a 401(k) profit sharing plan for all associates not covered under a separate management incentive plan. Under the 401(k) profit sharing plan, 5% of pre-tax profits are allocated based on gross wages to non-management associates on a quarterly basis. Fifty percent of each associate's profit sharing bonus is distributed in cash on an after-tax basis, the remainder is deposited in each associate's 401(k) account on a pre-tax basis with a six year vesting schedule, based on years of service with the Company. All associates can also make voluntary pre-tax contributions to their 401(k) account. Compensation expense relative to this plan amounted to $219, $132 and nil for years ended March 31, 1997, 1996 and 1995, respectively.

(14) Commitments and Contingencies

     At March 31, 1997, the Company has entered into commitments for capital expenditures totaling $903.

     The Company is involved in various claims arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.