Form 10-Q
period 1997-06-30
CYANOTECH CORP
filed 1997-08-14
CIK 768408

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                    For Quarterly Period Ended June 30, 1997

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



         Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes xx No



         Number of common  shares  outstanding  as of July 31, 1997:

         Title of Class                       Shares Outstanding
         --------------                       ------------------
Common stock - $.005 par value stock              12,848,962

                              CYANOTECH CORPORATION
                                    FORM 10-Q

                                      INDEX

PART I.   FINANCIAL INFORMATION


Item 1.  Financial Statements                                               Page

         Consolidated Balance Sheets (unaudited)
                  June 30, 1997 and March 31, 1997.............................3

         Consolidated Statements of Income (unaudited)
                  Three month periods ended
                  June 30, 1997 and 1996.......................................4

         Consolidated Statements of Cash Flows (unaudited)
                  Three month periods ended
                  June 30, 1997 and 1996.......................................5


         Notes to Consolidated Financial Statements (unaudited)................6


Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.........................10


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.....................................14


SIGNATURES        ............................................................15

PART I. FINANCIAL INFORMATION
        Item 1.   Financial Statements

                              CYANOTECH CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                       June 30,       March 31,
                                                                          1997            1997
                                                                    (Unaudited)       (Audited)
Assets
Current assets:
   Cash and cash equivalents                                           $    455       $ 2,775
   Investment securities (note 2)                                         3,954         3,954
   Accounts receivable                                                    1,766         2,791
   Inventories  (note 3)                                                  1,609         1,138
   Prepaid expenses                                                         127           155
   Deferred tax assets                                                      393           373
                                                                        --------      --------
           Total current assets                                           8,304        11,186

Equipment and leasehold improvements, net (note 5)                       17,472        14,666
Other assets                                                                249           163
                                                                        --------       -------
           Total assets                                                 $26,025       $26,015
                                                                        ========      ========

Liabilities and Stockholders' Equity
Current liabilities:
   Current maturities of long-term debt                                 $   150       $   150
   Current maturities of capital lease obligations                          130           130
   Accounts payable                                                       1,569         1,508
   Other accrued liabilities                                                180           333
                                                                        --------      --------
           Total current liabilities                                      2,029         2,121
Long-term debt, excluding current maturities                                325           363
Obligations under capital leases, excluding
   current maturities                                                       160           196
                                                                        --------      --------
           Total liabilities                                              2,514         2,680
                                                                        --------      --------

Stockholders' equity:
   Preferred stock (note 6)                                                   1             1
   Common Stock - 12,847,312 shares issued and outstanding
           on June 30, 1997 and 12,712,682 shares issued and
           outstanding on March 31, 1997                                     64            63
   Additional paid-in capital                                            23,782        23,732
   Accumulated deficit                                                     (336)         (461)
                                                                        --------       -------
           Total stockholders' equity                                    23,511        23,335
                                                                        --------       -------

              Total liabilities and stockholders' equity                $26,025       $26,015
                                                                        ========      ========

          See accompanying notes to consolidated financial statements.

                              CYANOTECH CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                        Three Months Ended
                                                     June 30,         June 30,
                                                        1997             1996
                                                     ---------        ----------

NET SALES                                               $1,774           $2,455
COST OF PRODUCT SALES                                      902              985
                                                     ----------      -----------
              Gross Profit                                 872            1,470
                                                     ----------      -----------

OPERATING EXPENSES:
         Research and development                          141              161
         General and administrative                        331              358
         Sales and marketing                               381              192

              Total operating expenses                     853              711
                                                     ----------       ----------

              Income from operations                        19              759
                                                     ----------       ----------

OTHER INCOME (EXPENSE):
         Interest income                                   117              108
         Interest expense                                  (11)             (22)
                                                     ----------      -----------

              Total other income                           106               86
                                                     ----------      -----------

NET INCOME                                                $125             $845
                                                     ==========      ===========


NET INCOME PER COMMON SHARE                              $0.01            $0.05
                                                     ==========      ===========

Weighted average number of common shares
    outstanding and common stock equivalents
    (note 4)                                            16,721           16,353
                                                     ==========      ===========

         See accompanying notes to consolidated financial statements

                              CYANOTECH CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)



                                                              Three Months Ended
                                                             June 30,   June 30,
                                                               1997       1996
                                                             --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                              $125          $845
     Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
         Deferred income taxes                                (20)            -
         Depreciation and amortization                        201           163
         Net (increase) decrease in:
              Accounts receivable                           1,025          (684)
              Inventories                                    (471)         (129)
              Prepaid expenses and other assets               (58)          (94)
         Net increase (decrease) in:
              Accounts payable                                 61           (49)
              Other accrued liabilities                       (153)          (56)
                                                           -------       -------

Net cash provided by (used in) operating activities           710            (4)
                                                           -------       -------

CASH FLOWS FROM INVESTING ACTIVIES:
     Investment in equipment and leasehold improvements    (3,007)       (1,254)
                                                           -------       -------

Net cash used in investing activities                      (3,007)       (1,254)
                                                           -------       -------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from issuance of common stock                 -         1,398
     Net proceeds from exercise of warrants and options        51           318
     Principal payments on capital lease obligations          (36)          (31)
     Principal payments on long-term debt                     (38)          (38)
                                                           -------       -------

Net cash provided by (used in) financing activities           (23)        1,647
                                                           -------       -------

Net increase (decrease) in cash and cash equivalents       (2,320)          389
Cash and cash equivalents at beginning of period            2,775         9,409
                                                           -------       -------

Cash and cash equivalents at end of period                 $  455        $9,798
                                                           =======       =======


           See accompanying notes to consolidated financial statements

                              CYANOTECH CORPORATION
                                    FORM 10-Q
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30,1997
                                   (Unaudited)

1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-K. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements and notes should be read in conjunction with the Company's financial statements contained in the Company's previously filed report on Form 10-K for the year ended March 31, 1997.

         The Company consolidates enterprises in which it has a controlling financial interest. The accompanying consolidated financial statements include the accounts of Cyanotech Corporation and its wholly-owned subsidiary, Nutrex, Inc. All significant intercompany balances and transactions have been eliminated in consolidation. While the financial information furnished for the three month period ended June 30, 1997 is unaudited, the statements in this report reflect all material items which, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the dates of the consolidated balance sheets. The operating results for the interim period presented are not necessarily indicative of the results that may be expected for the year ending March 31, 1998.

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


2.       INVESTMENT SECURITIES

         Investment securities held as available-for-sale consist of the following (fair value approximates amortized cost):

                                                  June 30,           March 31,
                                                    1997                1997
                                                  --------           ---------

         U.S. Treasury securities                 $  2,454           $   2,454
         Mortgage-backed securities                    500                 500
         Other interest bearing securities           1,000               1,000
                                                 ---------           ---------
                                                  $  3,954           $   3,954
                                                 =========           =========

3.        INVENTORIES

          Inventories are stated at the lower of cost (which approximates first-in, first-out) or market and consist of the following (dollars in thousands):

                                               June 30              March 31,
                                                1997                  1997
                                              ---------            ---------
               Raw Materials                  $    147             $    166
               Work in process                     362                  362
               Finished goods                      802                  346
               Supplies                            298                  264
                                              ---------            ---------
                                              $  1,609             $  1,138
                                              =========            =========


4.        NET INCOME PER COMMON SHARE INFORMATION

          Net income per common share for the three month periods ended June 30, 1997 and 1996 is computed based on net income after preferred stock dividend requirements and the weighted average number of common shares outstanding during the period, adjusted to reflect the assumed exercise of outstanding stock options and warrants and the conversion of preferred stock to the extent these items have a dilutive effect on the computation. Primary and fully diluted net income per share herein are the same.


5.        EQUIPMENT AND LEASEHOLD IMPROVEMENTS

          Owned equipment and leasehold improvements are stated at cost. Equipment under capital lease is stated at the lower of the present value of the minimum lease payments or fair value of the equipment at the inception of the lease. Depreciation and amortization are provided using the straight-line method over the estimated useful lives for furniture and fixtures and the shorter of the lease terms or estimated useful lives for leasehold improvements and equipment under capital lease as follows:

          Equipment                                               3 to 10 years
          Leasehold improvements           Remaining  lease term (3 to 29 years)
          Furniture and fixtures                                        7 years
          Equipment under capital                      lease term (3 to 5 years)

5.        EQUIPMENT AND LEASEHOLD IMPROVEMENTS (continued)

          Equipment and leasehold improvements consist of the following (dollars in thousands):

                                                  June 30,          March 31,
                                                    1997               1997
                                                  --------          ---------

          Equipment                               $ 6,678           $  5,715
          Leasehold improvements                   12,743             10,935
          Furniture and fixtures                       71                 67
          Equipment under capital lease               602                602
                                                  --------          ---------
                                                   20,095             17,319
          Less accumulated depreciation
              and amortization                     (3,930)            (3,729)
          Construction in-progress                  1,307              1,076
                                                  --------          ---------
          Equipment and leasehold
               improvements, net                  $17,472           $ 14,666
                                                  ========          =========


6.        SERIES C PREFERRED STOCK

          Series C preferred stock as of June 30, 1997 and March 31, 1997 consists of the following (dollars in thousands):

                                                            June 30,   March 31,
                                                              1997        1997
                                                            --------   ---------
          Preferred  stock,  authorized  5,000,000
          shares;  $.001 par  value,  issued and
          outstanding:
             Series C, 8% cumulative, convertible;
             734,977 shares on June 30 and
             March 31, 1997; liquidation value $5.00
             per share plus unpaid accumulated dividends    $    1     $    1
                                                            ========   =========




7.       ACCOUNTING CHANGES

         TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENT OF LIABILITIES. In June 1996, the FASB issued SFAS No.125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities". SFAS No. 125 generally is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996, and is to be applied prospectively. This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. Management of the Company does not expect that adoption of SFAS No. 125 will have a material impact on the Company's financial position, results of operations or liquidity.

         EARNINGS PER SHARE. In  February  1997,  the FASB  issued SFAS No. 128,
         "Earnings per Share". SFAS No. 128 is effective for both interim and annual periods ending after December 15, 1997. The Company will adopt SFAS No. 128 in the third quarter of fiscal 1998. SFAS No. 128 requires the presentation of "Basic" earnings per share, representing income available to common shareholders divided by the weighted average number of common shares outstanding during the period, and "Diluted" earnings per share, which is similar to the current presentation of fully diluted earnings per share. SFAS No. 128 requires restatement of all prior period earnings per share presented. Management does not expect adoption of SFAS No. 128 to have a material impact on the Company's previously reported earnings per share, financial position, results of operations or liquidity.

         COMPREHENSIVE INCOME. In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components in a full set of general- purpose financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The Company will adopt the provisions of SFAS No. 130 on April 1, 1998. SFAS No. 130 requires reclassification of financial statements for earlier periods provided for comparative purposes. Management does not expect adoption of SFAS No. 130 will have a material effect of the Company's financial statements, financial condition, results of operations or liquidity.

         SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 is effective for periods beginning after December 15, 1997. The Company will adopt the provisions of SFAS No. 131 on January 1, 1998. SFAS No. 131 requires restatement of comparative information presented for earlier periods. Management does not expect adoption of SFAS No. 131 will have a material effect of the Company's financial statements, financial condition, results of operations or liquidity.

                              CYANOTECH CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         This report on Form 10-Q contains forward-looking statements regarding the future performance of Cyanotech and future events that involve risks and uncertainties that could cause actual results to differ materially from the statements contained herein. This document, and the other documents that the Company files from time to time with the Securities and Exchange Commission, such as its reports on Form 10-K, Form 10-Q, Form 8-K, and its proxy materials, contain additional important factors that could cause actual results to differ from our current expectations and the forward-looking statements contained herein.


RESULTS OF OPERATIONS - FIRST QUARTER OF 1998 COMPARED TO FIRST QUARTER OF 1997

         The following table sets forth certain consolidated statement of income data as a percentage of net sales for the periods indicated:

                                                       Three Months Ended
                                                            June 30,
                                                       1997            1996
                                                      ------          ------

     Net Sales                                        100.0%          100.0%
     Cost of product sales                             50.8            40.1
                                                      ------          ------

     Gross profit                                      49.2            59.9
                                                      ------          ------

     Operating expenses:
          Research and development                      7.9             6.6
          General and administrative                   18.7            14.6
          Sales and marketing                          21.5             7.8
                                                      ------          ------
          Total operating expenses                     48.1            29.0
                                                      ------          ------

          Income from operations                        1.1            30.9
                                                      ------          ------

     Other income (expense):
          Interest income                               6.6             4.4
          Interest expense                             (0.6)           (0.9)
                                                      ------          ------

          Total other income (expense)                  6.0             3.5
                                                      ------          ------

     Net Income                                         7.0%           34.4%
                                                      ======          ======

                                       10

NET SALES

         Net sales for the three month period ended June 30, 1997 decreased 28% to $1,774,000 from the $2,455,000 reported for the three month period ended June 30, 1996. This decrease is primarily due to a lack of sales to our largest customer, a Hong Kong-based natural products marketing and distribution company, and, to a lesser extent, lower sales to certain customers in Europe and Canada.

         International sales represented 34% and 62% of total net sales for the three month periods ended June 30, 1997 and 1996, respectively. Our largest customer, a Hong Kong- based natural products marketing and distribution company, purchases our packaged consumer products and sells them under a private label through their multilevel marketing organization, primarily in mainland China. This customer experienced a delay in its annual recertification process and has been restricted by local governmental authorities from hosting any large scale distributor meetings since May. These regulatory issues adversely impacted our customer's ability to sell and, consequently, this customer did not purchase any products from us during the first quarter. Based on recent discussions with this customer, we anticipate that these regulatory issues may be resolved in the near term and, if so, that this customer would resume its purchases, but there can be no assurance in this regard. Moreover, this customer has indicated it still is holding significant quantities of our products as inventory and that future purchases from us would first require a reduction in such inventory levels. As of the date of this report, this customer has not placed any product orders for shipment in the second fiscal quarter and Management cannot predict when, or to what extent, this customer will again resume purchasing products from the Company.


GROSS PROFIT

         Gross profit represents net sales less the cost of goods sold, which includes the cost of materials, manufacturing overhead costs, direct labor expenses and depreciation and amortization. Gross profit decreased 41% to $872,000 for the three month period ended June 30, 1997, from $1,470,000 in the comparable period of fiscal 1997. Our gross profit margin decreased to 49% for the three month period ended June 30, 1997 compared to 60% for the comparable period of fiscal 1996. This decrease in gross profit margin from the prior year period is primarily attributable to lower bulk product selling prices in certain market areas, an increase in Spirulina production costs, and start-up production costs associated with our natural astaxanthin product, NatuRose.


OPERATING EXPENSES

         Operating expenses were $853,000 during the three month period ended June 30, 1997, an increase of 20% from $711,000 in the comparable period of fiscal 1997, primarily because of increased Sales and Marketing expenses. Operating expenses as a percentage of net sales were 48%, compared with 29% in the prior year, primarily due to lower net sales.

         RESEARCH AND DEVELOPMENT. Expenditures for research and development were $141,000 for the three month period ended June 30, 1997, a decrease of 12% from $161,000 for the comparable period of fiscal 1997. This decrease from the prior year was primarily due to the transfer of certain personnel from research and development to production with the commencement of NatuRose production in March, 1997.

          GENERAL AND ADMINISTRATIVE.   General  and  administrative   expenses
decreased to $331,000 for the three month period ended June 30, 1997, a decrease of 8% from $358,000 for the comparable period of fiscal 1997. This decrease from the prior year was primarily due to a lower accrual of associate incentive bonuses which are indexed to the Company's profitability.

          SALES AND MARKETING. Sales and marketing expenses increased to $381,000 for the three month period ended June 30, 1997, an increase of 98% from $192,000 for the comparable period of fiscal 1997. This increase from the prior year is primarily due to increased domestic and international sales and promotion efforts.

NET INCOME

         The Company recorded net income of $125,000 for the first quarter of fiscal 1998, a decrease of 85% from $845,000 for the comparable period of fiscal 1997. This decrease is primarily attributable to lower sales of Spirulina bulk and packaged consumer products, higher Spirulina production costs, and start-up costs associated with our natural astaxanthin product, NatuRose.


VARIABILITY OF RESULTS

     The Company was formed in 1983 and did not become profitable on an annual basis until fiscal 1992. As of June 30, 1997, the Company's accumulated deficit was $336,000. There can be no assurance that we will be consistently profitable on either a quarterly or an annual basis. We have experienced quarterly fluctuations in operating results and anticipate that these fluctuations may continue in future periods. Future operating results may fluctuate as a result of changes in sales levels to our largest customers, new product introductions, government action, weather patterns, the mix between sales of bulk products and packaged consumer products, start-up costs associated with new facilities, expansion into new markets, sales promotions, competition, increased energy costs, the announcement or introduction of new products by our competitors, changes in our customer mix, and overall trends in the market for Spirulina products and astaxanthin. While a significant portion of our expense levels are relatively fixed, and the timing of increases in expense levels is based in large part on our forecasts of future sales, if net sales are below expectations in any given period, the adverse impact on results of operations may be magnified by our inability to adjust spending quickly enough to compensate for the sales shortfall. We may also choose to reduce prices or increase spending in response to market conditions, which may have a material adverse effect on our financial condition and results of operations.


LIQUIDITY AND CAPITAL RESOURCES

         Our working capital decreased $2,790,000 during the first three months of fiscal 1998 to $6,275,000 while our cash, cash equivalents and investment securities balance decreased by $2,320,000 to $4,409,000. The decrease is primarily attributable to increased capital expenditures for equipment and leasehold improvements.

         Cash flows provided by operating activities were $710,000 compared to cash used by operating activities of $4,000 in fiscal 1997. The primary source of first quarter fiscal 1998 cash flows from operating activities was a reduction in accounts receivable offset primarily by an increase in inventory and a reduction in other accrued liabilities.

        Cash flows used in investing activities during the first quarter were $3,007,000 in fiscal 1998 compared to $1,254,000 in fiscal 1997. The primary uses of cash flows in investing activities during 1998 were for capital expenditures.

         Cash flows used in financing activities were only $23,000 in fiscal 1998 compared to cash flows provided by financing activities of $1,647,000 in fiscal 1997, primarily from the sale of common stock.

         As of June 30, 1997, we had construction commitments totaling $2,303,000, which we intend to fund from cash reserves, investment securities, and anticipated cash flows from future operations. We presently estimate that our existing capital resources, anticipated cash flows from future operations, and existing credit facilities will be sufficient to fund current operations. However, we plan to spend, subject to available financing, approximately $11.5 million on capital expenditures during the next two fiscal years, primarily to continue the expansion of NatuRose production on the newly leased 88 acres, and existing capital resources and anticipated cash flows from future operations will not be sufficient to fund these capital expenditures. We are currently seeking an increase in our credit facility to meet any anticipated shortfall. We currently have a $1,000,000 bank line of credit which is collateralized by a certificate of deposit and an additional $1,000,000 bank line of credit which is collateralized by all the assets of the Company. As of June 30, 1997, there were no borrowings under either of these credit lines.


OUTLOOK

     THIS OUTLOOK SECTION CONTAINS A NUMBER OF FORWARD-LOOKING STATEMENTS, ALL OF WHICH ARE BASED ON CURRENT EXPECTATIONS. ACTUAL RESULTS MAY DIFFER MATERIALLY. SEE ALSO THE NOTE AT THE BEGINNING OF THIS ITEM 2.

     The Company expects net sales for the second quarter to be slightly above the prior years second fiscal quarter net sales of $2,812,000 assuming there are no significant shipments to our customer in Hong-Kong. However, a shift in product mix to greater sales of bulk products (for which average selling prices have decreased since last year), and continued start-up costs associated with the operation of the NatuRose production facility, are expected to reduce the gross profit margin for the second quarter of fiscal 1998 below the 62% reported during the comparable period of fiscal 1997. Gross profit margins for the astaxanthin product are expected to be comparable to the current Spirulina gross profit margins once the additional five acres of culture ponds (described below) are in full production.

     Cyanotech's strategy has been, and continues to be, to produce ever-higher value natural products from microalgae. To continue the implementation of this strategy, we plan to continue our emphasis on selling higher value packaged Spirulina consumer products over Spirulina bulk products. Also in line with this strategy, we introduced our natural astaxanthin product, NatuRose, during the fourth quarter of fiscal 1997 and began full commercial production in March, 1997. During the second quarter of fiscal 1998, we will expand our NatuRose capacity from five acres of culture ponds to 10 acres of culture ponds. Construction is also underway on an additional 88-acre expansion for NatuRose production. The first phase involves the rough leveling of the entire 88 acre site, which should be completed by the end of September, 1997. The second phase will include the construction of 25 acres of culture systems, together with a processing facility sufficient to accommodate the entire 88 acre site. This second phase is scheduled for completion in the Fall of 1998, subject to obtaining additional financing on terms that are acceptable to the Company.

     Research and development costs are expected to increase throughout this fiscal year as we continue to optimize the PhytoMax PCS(sm) technology and also increase the research activities directed at the mosquitocide project.

     In addition to expanding the production capacity and sales of natural astaxanthin, we are continuing work on a genetically-engineered mosquitocide product. During the first quarter, we successfully recruited Dr. Scott Franklin from the University of Wyoming. At the University of Wyoming, Dr. Franklin conducted extensive research on natural bacterial toxins for use against mosquitoes and black flies and he will be leading the team to develop a natural mosquitocide product. There can be no assurance that we can successfully develop these or any other additional products, that any such products will be capable of being produced in commercial quantities at reasonable cost, or that any such products will achieve market acceptance.

     The Company's future results of operations and the other forward-looking statements contained in the outlook, in particular the statements regarding revenues, gross margin, research and development, and capital spending, involve a number of risks and uncertainties. In addition to the factors discussed above, among the other factors that could cause actual results to differ materially are the following: business conditions and growth in the natural products industry and in the general economy; changes in customer order patterns, and changes in demand for natural products in general; changes in weather conditions; competitive factors, such as competing Spirulina producers increasing their production capacity and their impact on world market prices for Spirulina; government action in foreign countries; shortage of manufacturing capacity; and unanticipated delays by contractors.

     Cyanotech believes that it has the product offerings, facilities, personnel, and competitive and financial resources for continued business success, but future revenues, costs, margins and profits are all influenced by a number of factors, as discussed above, all of which are inherently difficult to forecast.






PART II.          OTHER INFORMATION



Item 6.           Exhibits and Reports on Form 8-K

         (a)      The following exhibits are furnished with this report:

                  Exhibit 27 - Financial Data Schedule

         (b)      Reports on Form 8-K

                  No reports on Form 8-K were filed during the quarter ended June 30, 1997.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 CYANOTECH CORPORATION (Registrant)



 August 12, 1997                 By: /s/   Gerald R. Cysewski
 ---------------                 --------------------------------
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