Form 10-Q
period 1997-09-30
CYANOTECH CORP
filed 1997-11-14
CIK 768408

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For Quarterly Period Ended September 30, 1997

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



Number of common shares outstanding as of October 31, 1997:

                 Title of Class                   Shares Outstanding

      Common stock - $.005 par value stock            12,848,962

                              CYANOTECH CORPORATION
                                    FORM 10-Q

                                      INDEX

PART I.   FINANCIAL INFORMATION


Item 1.  Financial Statements                                               Page

         Consolidated Balance Sheets (unaudited)
                  September 30, 1997 and March 31, 1997........................3

         Consolidated Statements of Operations (unaudited)
                  Three and six month periods ended
                  September 30, 1997 and 1996..................................4

         Consolidated Statements of Cash Flows (unaudited)
                  Six month periods ended
                  September 30, 1997 and 1996..................................5


         Notes to Consolidated Financial Statements (unaudited)................6


Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.........................10


PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders..................16

Item 6.  Exhibits and Reports on Form 8-K.....................................16


SIGNATURES        ............................................................17

PART I. FINANCIAL INFORMATION
        Item 1.   Financial Statements

                              CYANOTECH CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                                                      September 30,           March 31,
                                                                           1997                 1997
                                                                      (Unaudited)             (Audited)
                                                                      -------------           -------------
Assets
Current assets:
        Cash and cash equivalents                                     $        346            $      2,775
        Investment securities (note 2)                                       1,500                   3,954
        Accounts receivable                                                  1,696                   2,791
        Inventories  (note 3)                                                2,011                   1,138
        Prepaid expenses                                                       173                     155
        Deferred tax assets                                                    411                     373
                                                                      -------------           -------------
                Total current assets                                         6,137                  11,186

Equipment and leasehold improvements, net (note 5)                          19,692                  14,666
Other assets                                                                   261                     163
                                                                      -------------           -------------
                Total assets                                          $     26,090            $     26,015
                                                                      =============           =============

Liabilities and Stockholders' Equity
Current liabilities:
        Current maturities of long-term debt                          $         91            $        150
        Current maturities of capital lease obligations                        130                     130
        Accounts payable                                                     1,918                   1,508
        Other accrued liabilities                                              217                     333
                                                                      -------------           -------------
                Total current liabilities                                    2,356                   2,121

Long-term debt, excluding current maturities                                    88                     363
Obligations under capital leases, excluding current maturities                 130                     196
                                                                      -------------           -------------

                Total liabilities                                            2,574                   2,680
                                                                      -------------           -------------

Stockholders' equity:
        Preferred stock (note 6)                                                 1                       1
        Common Stock - 12,847,312 shares issued and outstanding
          on September 30, 1997 and 12,712,682 shares issued and
          outstanding on March 31, 1997                                         64                      63
        Additional paid-in capital                                          23,841                  23,732
        Accumulated deficit                                                   (390)                   (461)
                                                                      -------------           -------------
                Total stockholders' equity                                  23,516                  23,335
                                                                      -------------           -------------

                      Total liabilities and stockholders' equity      $     26,090            $     26,015
                                                                      =============           =============

          See accompanying notes to consolidated financial statements.



                              CYANOTECH CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)
                                                        Three Months Ended              Six Months Ended
                                                          September 30,                  September 30,
                                                        1997           1996           1997           1996
                                                     ----------     ----------     ----------     ----------

NET SALES                                            $   2,053     $    2,812       $   3,827      $   5,267
COST OF PRODUCT SALES                                    1,168          1,072           2,070          2,057
                                                     ----------     ----------      ----------     ---------
         Gross Profit                                      885          1,740           1,757          3,210
                                                     ----------     ----------      ----------     ---------

OPERATING EXPENSES:
         Research and development                          173            172             314            333
         General and administrative                        375            338             706            696
         Sales and marketing                               410            222             791            414
                                                     ----------     ----------      ----------     ----------

         Total operating expenses                          958            732           1,811          1,443
                                                     ----------     ----------      ----------     ----------

         Income (Loss) from operations                     (73)         1,008             (54)         1,767
                                                     ----------     ----------      ----------     ----------

OTHER INCOME (EXPENSE):
         Interest income                                    35            116             152            224
         Interest expense                                  (16)           (22)            (27)           (44)
         Other income, net                                   -              2               -              2
                                                     ----------     ----------      ----------     ----------

         Total other income                                 19             96             125            182
                                                     ----------     ----------      ----------     ----------

NET INCOME (LOSS)                                    $     (54)     $   1,104       $      71      $   1,949
                                                     ==========     ==========      ==========     ==========


NET INCOME (LOSS)PER COMMON SHARE                       $(0.00)         $0.07           $0.00          $0.12
                                                     ==========     ==========      ==========     ==========

Weighted average number of common shares
outstanding and common stock equivalents
(note 4)                                                12,863         16,703          16,639         16,528
                                                     ==========     ==========      ==========     ==========





                See accompanying notes to consolidated financial statements.

                              CYANOTECH CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                                                 Six Months Ended
                                                                                     September 30,              September 30,
                                                                                          1997                       1996
                                                                                     -------------              -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
           Net income                                                                $         71               $      1,949
           Adjustments to reconcile net income to net cash provided
           by operating activities:
                     Deferred income taxes                                                    (38)                         -
                     Depreciation and amortization                                            434                        327
                     Net (increase) decrease in:
                             Accounts receivable                                              853                       (693)
                             Inventories                                                     (873)                      (364)
                             Prepaid expenses and other assets                               (116)                       (63)
                     Net increase (decrease) in:
                             Accounts payable                                                 410                       (147)
                             Other accrued liabilities                                        (69)                       (28)
                                                                                     -------------              -------------

Net cash provided by operating activities                                                     672                        981
                                                                                     -------------              -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
           Investment in equipment and leasehold improvements                              (5,460)                    (3,513)
           Proceeds from sales of investment securities                                     2,454                          -
                                                                                     -------------              -------------
Net cash used in investing activities                                                      (3,006)                    (3,513)
                                                                                     -------------              -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
           Net proceeds from issuance of common stock                                           -                      1,398
           Net proceeds from exercise of warrants and options                                  63                        331
           Principal payments on capital lease obligations                                   (108)                       (62)
           Principal payments on long-term debt                                               (50)                       (75)
                                                                                     -------------              -------------

Net cash provided by (used in) financing activities                                           (95)                     1,592
                                                                                     -------------              -------------

Net decrease in cash and cash equivalents                                                  (2,429)                      (940)
Cash and cash equivalents at beginning of period                                            2,775                      9,409
                                                                                     -------------              -------------

Cash and cash equivalents at end of period                                           $        346               $      8,469
                                                                                     =============              =============


           See accompanying notes to consolidated financial statements

                              CYANOTECH CORPORATION
                                    FORM 10-Q
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1997
                                   (Unaudited)

1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements and notes should be read in conjunction with the Company's financial statements contained in the Company's previously filed report on Form 10-K for the year ended March 31, 1997.

         The Company consolidates enterprises in which it has a controlling financial interest. The accompanying consolidated financial statements include the accounts of Cyanotech Corporation and its wholly-owned subsidiary, Nutrex, Inc. All significant intercompany balances and transactions have been eliminated in consolidation. While the financial information furnished for the three and six month periods ended September 30, 1997 is unaudited, the statements in this report reflect all material items which, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the dates of the consolidated balance sheets. The operating results for the interim period presented are not necessarily indicative of the results that may be expected for the year ending March 31, 1998.

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


2.       INVESTMENT SECURITIES

         Investment  securities  held  as  available-for-sale   consist  of  the
         following (fair value approximates amortized cost):

                                                  September 30,         March 31,
                                                       1997               1997
                                                  -------------       -------------
U.S. Treasury securities                          $        500        $      2,454
Mortgage-backed securities                                   -                 500
Other interest bearing securities                        1,000               1,000
                                                  -------------       -------------
                                                  $      1,500        $      3,954
                                                  =============       =============

3.       INVENTORIES

         Inventories are stated at the lower of cost (which approximates first-in, first-out) or market and consist of the following (dollars in thousands):

                                              September 30,                    March 31,
                                                   1997                          1997
                                              -------------                -------------
               Raw Materials                  $        116                 $        166
               Work in process                         362                          362
               Finished goods                        1,242                          346
               Supplies                                295                          264
                                              -------------                -------------
                                              $      2,011                 $      1,138
                                              =============                =============

4.       NET INCOME PER COMMON SHARE INFORMATION

         Net income per common share for the three and six month periods ended September 30, 1997 and 1996 is computed based on net income after preferred stock dividend requirements and the weighted average number of common shares outstanding during the period, adjusted to reflect the assumed exercise of outstanding stock options and warrants and the conversion of preferred stock to the extent these items have a dilutive effect on the computation. Primary and fully diluted net income per share herein are the same.


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

         Equipment                                                 3 to 10 years
         Leasehold improvements             Remaining lease term (3 to 29 years)
         Furniture and fixtures                                          7 years
         Equipment under capital lease                 Lease term (3 to 5 years)


         Equipment and leasehold improvements consist of the following (dollars in thousands):

                                                                    September 30,                March 31,
                                                                         1997                       1997
                                                                    -------------           -------------
         Equipment                                                  $      7,266            $      5,715
         Leasehold improvements                                           14,615                  10,935
         Furniture and fixtures                                               80                      67
         Equipment under capital lease                                       602                     602
                                                                    -------------           -------------
                                                                          22,563                  17,319
         Less accumulated depreciation
              and amortization                                            (4,163)                 (3,729)
         Construction in-progress                                          1,292                   1,076
                                                                    -------------           -------------
         Equipment and leasehold improvements, net                  $     19,692            $     14,666
                                                                    =============           =============


6.       SERIES C PREFERRED STOCK

         Series C preferred stock as of September 30, 1997 and March 31, 1997 consists of the following (dollars in thousands):


                                                                    September 30,              March 31,
                                                                         1997                    1997
                                                                    -------------           --------------
         Preferred stock,  authorized  5,000,000 shares;
         $.001 par value, issued and outstanding:
               Series C, 8% cumulative, convertible;
                734,977 shares on September 30 and March
                31, 1997; liquidation value $5.00 per share
                plus unpaid accumulated dividends                   $          1            $           1
                                                                    =============           ==============


7.       ACCOUNTING CHANGES

         TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENT OF LIABILITIES. In June 1996, the FASB issued SFAS No.125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities". SFAS No. 125 generally is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996, and is to be applied prospectively. This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. The company adopted the provisions of SFAS No. 125 effective January 1, 1997. The adoption of SFAS No. 125 did not have a material effect on the Company's financial condition, results of operations of liquidity.

         EARNINGS PER SHARE. In February 1997, the FASB issued SFAS No. 128, "Earnings per Share". SFAS No. 128 is effective for both interim and annual periods ending after December 15, 1997. The Company will adopt SFAS No. 128 in the third quarter of fiscal 1998. SFAS No. 128 requires the presentation of "Basic" earnings per share, representing income available to common shareholders divided by the weighted average number of common shares outstanding during the period, and "Diluted" earnings per share, which is similar to the current presentation of fully diluted earnings per share. SFAS No. 128 requires restatement of all prior period earnings per share presented. Management does not expect adoption of SFAS No. 128 to have a material impact on the Company's previously reported earnings per share data.

         COMPREHENSIVE INCOME. In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The Company will adopt the provisions of SFAS No. 130 on April 1, 1998. SFAS No. 130 requires reclassification of financial statements for earlier periods provided for comparative purposes. Management does not expect adoption of SFAS No. 130 will have a material effect of the Company's financial statements, financial condition, results of operations or liquidity.

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


RESULTS OF OPERATIONS

         The following table sets forth certain consolidated statement of income data as a percentage of net sales for the periods indicated:



                                                                     Three Months Ended                 Six Months Ended
                                                                        September 30,                    September 30,
                                                                     1997           1996               1997          1996
                                                                   --------       --------           --------      --------

Net Sales                                                           100.0 %        100.0 %            100.0 %       100.0 %
Cost of product sales                                                56.9           38.1               54.1          39.1
                                                                   --------       --------           --------      --------

Gross profit                                                         43.1           61.9               45.9          60.9
                                                                   --------       --------           --------      --------

Operating expenses:
Research and development                                              8.4            6.1                8.2           6.3
General and administrative                                           18.2           12.0               18.4          13.2
Sales and marketing                                                  20.0            7.9               20.7           7.9
                                                                   --------       ---------          --------      --------
Total operating expenses                                             46.6           26.0               47.3          27.4
                                                                   --------       ---------          --------      --------

Income (loss) from operations                                        (3.5)          35.9               (1.4)         33.5
                                                                   --------       ---------          --------      --------

Other income (expense):
Interest income                                                       1.7            4.1                4.0           4.4
Interest expense                                                     (0.8)          (0.8)              (0.7)         (0.9)
                                                                   --------       ---------         ---------       -------

Total other income (expense)                                          0.9            3.3                3.3           3.5
                                                                   --------       ---------         ---------       -------

Net Income (Loss)                                                    (2.6)%         39.2 %              1.9 %        37.0 %
                                                                   ========       =========         =========       =======

                                       10

SECOND QUARTER OF FISCAL 1998 COMPARED TO SECOND QUARTER OF FISCAL 1997

NET SALES

         Net sales for the three month period ended September 30, 1997 decreased 27% to $2,053,000 from the $2,812,000 reported for the three month period ended September 30, 1996. This decrease is primarily due to lower sales to our largest customer, a Hong Kong-based natural products marketing and distribution company, as described in the following paragraph.

         International sales represented 34% and 56% of total net sales for the three month periods ended September 30, 1997 and 1996, respectively. Our largest customer, a Hong Kong-based natural products marketing and distribution company, purchases our packaged consumer products and sells them under a private label through their multilevel marketing organization, primarily in mainland China. This customer experienced a delay in its annual recertification process by the Chinese government and has been restricted by local governmental authorities from hosting any large scale distributor meetings since March 1997. These regulatory factors adversely impacted our customer's ability to sell and, consequently, this customer's need for our packaged consumer products was severly reduced. In September 1997, we were informed by this customer that it had obtained licenses to operate in six provinces in China and, as a result, placed an order for approximately $140,000 of packaged consumer prouducts. This level of purchases, however, was significantly below the orders for approximately $1.2 million of products in the second quarter of fiscal 1997. See Outlook section below for additional information regarding this customer.


GROSS PROFIT

         Gross profit represents net sales less the cost of goods sold, which includes the cost of materials, manufacturing overhead costs, direct labor expenses and depreciation and amortization. Gross profit decreased 49% to $885,000 for the three month period ended September 30, 1997, from $1,740,000 in the comparable period of fiscal 1997. Our gross profit margin decreased to 43% for the three month period ended September 30, 1997, compared to 62% for the comparable period of fiscal 1997. This decrease in gross profit margin from the prior year period is primarily attributable to lower net sales, a shift in the product mix to greater sales of lower priced bulk Spirulina products, and to unexpected costs associated with the ramp-up in production of our natural astaxanthin product, NatuRose. Without these additional astaxanthin product costs, totaling approximately $180,000, the gross profit margin for the second quarter 1998 would have been approximately 52%.


OPERATING EXPENSES

         Operating expenses were $958,000 during the three month period ended September 30, 1997, an increase of 31% from $732,000 in the comparable period of fiscal 1997, primarily because of increased sales and marketing expenses. Operating expenses as a percentage of net sales were 47%, compared with 26% in the prior year, primarily due to the lower second quarter net sales and higher sales and marketing expenses.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses increased to $375,000 for the three month period ended September 30, 1997, a increase of 11% from $338,000 for the comparable period of fiscal 1997. This increase from the prior year was primarily due to higher personnel related expenditures and increased insurance premiums resulting from increased insurance coverage.

         SALES AND MARKETING. Sales and marketing expenses increased to $410,000 for the three month period ended September 30, 1997, an increase of 85% from $222,000 for the comparable period of fiscal 1997. This increase from the prior year is primarily due to increased domestic and international sales and promotion efforts.


NET INCOME

         The Company recorded a net loss of $54,000 for the second quarter of fiscal 1998, compared to a net income of $1,104,000 for the comparable period of fiscal 1997. This decrease in net earnings is primarily attributable to lower sales of Spirulina bulk and packaged consumer products, lower average selling prices for bulk Spirulina products, increased sales and marketing expenses, and unexpected costs associated with the ramp-up in production of our natural astaxanthin product, NatuRose.


SIX MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

NET SALES

         Net sales for the six month period ended September 30, 1997 decreased 27% to $3,827,000 from the $5,267,000 reported for the six month period ended September 30, 1996. This decrease is primarily due to lower sales to our largest customer, a Hong Kong-based natural products marketing and distribution company, as described above.


GROSS PROFIT

         Gross profit decreased 45% to $1,757,000 for the six month period ended September 30, 1997 from $3,210,000 in the comparable period of fiscal 1997. Our gross profit margin decreased to 46% for the six month period ended September 30, 1997, compared to 61% for the comparable period of fiscal 1997. This decrease in gross profit from the prior year is primarily attributable to lower net sales, a shift in the product mix to greater sales of lower priced bulk Spirulina products, and to unexpected costs associated with the ramp-up in production of our natural astaxanthin product, NatuRose.


OPERATING EXPENSES

         Operating expenses were $1,811,000 during the six month period ended September 30, 1997, an increase of 26% from $1,443,000 in the comparable period of fiscal 1997, primarily because of increased sales and marketing expenses.

         SALES AND MARKETING. Sales and marketing expenses increased to $791,000 for the six month period ended September 30, 1997, an increase of 91% from $414,000 for the comparable period of fiscal 1997. This increase from the prior year is primarily due to increased domestic and international sales and promotion efforts.

NET INCOME

         The Company rccorded net income of $71,000 for the first half of fiscal 1998, a decrease of 96% from $1,949,000 for the comparable period of fiscal 1997. This decrease is primarily attributable to lower sales of Spirulina Bulk and packaged consumer products, lower average selling prices for bulk Spirulina products, increased sales and marketing expenses, and unexpected start-up costs associated with the ramp-up in production of our natural astaxanthin product, NatuRose.


VARIABILITY OF RESULTS

         The Company was formed in 1983 and did not become profitable on an annual basis until fiscal 1992. As of September 30, 1997, the Company's accumulated deficit was $390,000. We have experienced quarterly fluctuations in operating results and anticipate that these fluctuations may continue in future periods. Future operating results may fluctuate as a result of changes in sales levels to our largest customers, new product introductions, government action, weather patterns, the mix between sales of bulk products and packaged consumer products, start-up costs associated with new facilities, expansion into new markets, sales promotions, competition, increased energy costs, the announcement or introduction of new products by our competitors, changes in our customer mix, and overall trends in the market for Spirulina and astaxanthin products. While a significant portion of our expense levels are relatively fixed, and the timing of increases in expense levels is based in large part on our forecasts of future sales, if net sales are below expectations in any given period, the adverse impact on results of operations may be magnified by our inability to adjust spending quickly enough to compensate for the sales shortfall. We may also choose to reduce prices or increase spending in response to market conditions, which may have a material adverse effect on our financial condition and results of operations.


LIQUIDITY AND CAPITAL RESOURCES

         Our working capital decreased $5,284,000 during the first six months of fiscal 1998 to $3,781,000 while our cash, cash equivalents and investment securities balances decreased by $4,883,000 to $1,846,000. The decrease is primarily attributable to capital expenditures for equipment and leasehold improvements and higher operating costs.

         Cash flows provided by operating activities during the first six months of fiscal 1998 amounted to $672,000 compared to cash provided by operating activities of $981,000 in fiscal 1997. The primary sources of second quarter fiscal 1998 cash flows from operating activities were a reduction in accounts receivable and an increase in accounts payable, offset in large part by the increase in inventories.

         At September 30, 1997, the Company had approximately twelve weeks of Spirulina production in finished goods inventory. See Outlook section below for information on the Company's plans for reducing Spirulina production capacity.

         Cash flows used in investing activities during the first six months of fiscal 1998 were $3,006,000 compared to $3,513,000 in fiscal 1997. The primary uses of cash flows in investing activities during 1998 were for capital expenditures totaling $5,460,000.

         Cash flows used in financing activities during the first six months of fiscal 1998 were only $95,000, compared to cash flows provided by financing activities of $1,592,000 in fiscal 1997, primarily from the sale of common stock.

         As of September 30, 1997, the Company had construction commitments totaling $610,000, which we intend to fund from cash reserves, investment securities, and anticipated cash flows from future operations. We presently estimate that our existing capital resources, anticipated cash flows from future operations, and existing credit facilities will be sufficient to fund current operations. However, we plan to spend, subject to available financing, approximately $11 million on capital expenditures during the next two fiscal years, primarily to continue the expansion of NatuRose production on the newly leased 88 acres. Existing capital resources and anticipated cash flows from future operations will not be sufficient to fund these capital expenditures. We are seeking an increase in our credit facility to meet any anticipated shortfall. We currently have a $1,000,000 bank line of credit which is collateralized by a certificate of deposit and an additional $1,000,000 bank line of credit which is collateralized by all the assets of the Company. As of September 30, 1997, there were no borrowings under either of these credit lines.


OUTLOOK

         THIS OUTLOOK SECTION CONTAINS A NUMBER OF  FORWARD-LOOKING  STATEMENTS,
ALL OF WHICH ARE BASED ON CURRENT EXPECTATIONS. ACTUAL RESULTS MAY DIFFER MATERIALLY. SEE ALSO THE NOTE AT THE BEGINNING OF THIS ITEM 2.

         The Company expects net sales for the third quarter of fiscal 1998 to be slightly below the prior year's fourth fiscal quarter net sales of $3,350,000, assuming there are significant shipments to our customer in Hong-Kong. During the fourth quarter of fiscal 1997, our Hong-Kong customer purchased approximately $700,000 of Spirulina products from us. With the reinstatement of their business license, and based on recent discussions with this customer, we anticipate sales to them of approximately $500,000 during the third quarter of fiscal 1998. As a result of increasing our Naturose production during the second quarter of fiscal 1998, we expect third quarter sales of Naturose to be greater than $400,000.

         A shift in product mix to greater sales of bulk products (for which average selling prices have decreased since last year), and continued start-up costs associated with the operation of the NatuRose production facility, are expected to reduce the gross profit margin for the third quarter of fiscal 1998 below the 56% reported during the fourth quarter of fiscal 1997. Gross profit margins for Naturose are expected to be comparable to the current Spirulina gross profit margins as the Company increases production throughput and installs additional processing equipment. Such throughput increases and processing equipment installations are expected to occur during the third and fourth fiscal quarter, however, increased costs related to production of Naturose may continue into the near future.

         Cyanotech's  strategy  has  been,  and  continues  to  be,  to  produce ever-higher value natural products from microalgae. To continue the implementation of this strategy, we plan to continue our emphasis on selling higher value packaged Spirulina consumer products over Spirulina bulk products. Also in line with this strategy, we introduced our natural astaxanthin product, NatuRose, during the fourth quarter of fiscal 1997 and began full commercial production in March, 1997. During the secondquarter of fiscal 1998, we expanded our NatuRose capacity from five acres of culture ponds to 10 acres of culture ponds. Beginning in November 1997, we plan to convert approximately 15% of our Spirulina culture ponds to produce astaxanthin. This action is in response to our changing Spirulina sales mix and should allow us to balance production resources with market demand for our products. The cost for this conversion, which is expected to be completed by February 1998, is estimated to be $500,000 and will be funded from cash reserves, investment securities, and anticipated cash flows from future operations. Construction is also underway on an
                                       14
additional 88-acre expansion for NatuRose production. The first phase of this expansion involves the rough leveling of the entire 88 acre site, which should be completed by the end of November, 1997. The second phase will include the construction of 25 acres of culture systems, together with a processing facility sufficient to accommodate the entire 88 acre site. This second phase is scheduled for completion in the Fall of 1998, subject to obtaining additional financing on terms that are acceptable to the Company.

         Research and development costs are expected to increase throughout this fiscal year as we continue to optimize the PhytoMax PCS(sm) technology and also accelerate the research activities directed at the mosquitocide project.

         The Company's future results of operations and the other forward-looking statements contained in this Outlook, in particular the statements regarding revenues, gross margin, research and development, and capital spending, involve a number of risks and uncertainties. In addition to the factors discussed above, among the other factors that could cause actual results to differ materially are the following: business conditions and growth in the natural products industry and in the general economy; changes in customer order patterns, and changes in demand for natural products in general; changes in weather conditions; competitive factors, such as competing Spirulina producers increasing their production capacity and their impact on world market prices for Spirulina; government action in foreign countries; shortage of manufacturing capacity; and unanticipated delays by contractors.

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

PART II.          OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

         On September 17, 1997, the following matters were submitted to a vote of stockholders entitled to vote at the Company's Annual Meeting of
         Stockholders:

         a) The following directors were elected to serve until the next Annual Meeting or until their successors are elected: Julian C. Baker, Gerald R. Cysewski, Eva R. Reichl, Ronald P. Scott, John T. Ushijima, and Paul C. Yuen, all directors receiving at least 13,948,418 votes and no more than 614,196 votes against or abstaining.

         b) Approval of an amendment to the Company's 1995 Stock Option Plan increasing the number of shares reserved for issuance of options from 400,000 to 800,000.

         For: 13,414,825  Against: 987,121  Abstain: 160,688 Broker non-votes: 0

         c) Ratification of the selection of KPMG Peat Marwick LLP as the Company's independent auditors for the fiscal year ending March 31, 1998.

         For: 14,483,349  Against: 33,418  Abstain: 29,147


Item 6.  Exhibits and Reports on Form 8-K

         (a) The following exhibits are furnished with this report:

             Exhibit 27 - Financial Data Schedule

         (b) Reports on Form 8-K

             No reports on Form 8-K were filed during the quarter ended September 30, 1997.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   CYANOTECH CORPORATION (Registrant)



November 10, 1997                  By: /s/ Gerald R. Cysewski
-----------------                      ---------------------------
    (Date)                                 Gerald R. Cysewski
                                           Chairman of the Board,
                                           President and Chief Executive Officer



                                   By: /s/ Ronald P. Scott
                                       ---------------------------
                                           Ronald P. Scott
                                           Executive Vice President - Finance &
                                           Administration
                                           (Principal Financial and
                                            Accounting Officer)