Form 10-Q
period 1997-12-31
CYANOTECH CORP
filed 1998-02-13
CIK 768408

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

                                     For Quarterly Period Ended December 31, 1997

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



                              Number of common shares outstanding as of February 9, 1998:

                             Title of Class                                     Shares Outstanding

                  Common stock - $.005 par value stock                                 12,863,912



                                           CYANOTECH CORPORATION
                                                 FORM 10-Q

                                                   INDEX

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements                                                                                Page

         Consolidated Balance Sheets (unaudited)
                  December 31, 1997 and March 31, 1997. . . . . . . . . . . . . . . . . . . . . . . . . . . . .3

         Consolidated Statements of Operations (unaudited)
                  Three and nine month periods ended
                  December 31, 1997 and 1996. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .4

         Consolidated Statements of Cash Flows (unaudited)
                  Nine month periods ended
                  December 31, 1997 and 1996. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .5


         Notes to Consolidated Financial Statements (unaudited). . . . . . . . . . . . . . . . . . . . . . . .6


Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .10


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 16


SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . 17


PART I. FINANCIAL INFORMATION
        Item 1.   Financial Statements

                                                 CYANOTECH CORPORATION
                                               CONSOLIDATED BALANCE SHEETS
                                                 (Dollars in thousands)

                                                                                   December 31,              March 31,
                                                                                        1997                    1997
                                                                                    (Unaudited)              (Audited)
                                                                               -----------------         -----------------
Assets
Current assets:
        Cash and cash equivalents                                              $            284          $          2,775
        Investment securities (note 2)                                                    1,000                     3,954
        Accounts receivable                                                               1,051                     2,791
        Inventories  (note 3)                                                             2,419                     1,138
        Prepaid expenses                                                                     98                       155
        Deferred tax assets                                                                 411                       373
                                                                               -----------------         -----------------
                Total current assets                                                      5,263                    11,186

Equipment and leasehold improvements, net (note 4)                                       19,905                    14,666
Other assets                                                                                173                       163
                                                                               -----------------         -----------------
                Total assets                                                   $         25,341          $         26,015
                                                                               =================         =================

Liabilities and Stockholders' Equity
Current liabilities:
        Current maturities of long-term debt                                   $             50          $            150
        Current maturities of capital lease obligations                                     132                       130
        Accounts payable                                                                  1,559                     1,508
        Other accrued liabilities                                                           198                       333
                                                                               -----------------         -----------------
                Total current liabilities                                                 1,939                     2,121

Long-term debt, excluding current maturities                                                 75                       363
Obligations under capital leases, excluding current maturities                               96                       196
                                                                               -----------------         -----------------

                Total liabilities                                                         2,110                     2,680
                                                                               -----------------         -----------------

Stockholders' equity:
        Preferred stock (note 5)                                                              1                         1
        Common Stock - 12,863,912 shares issued and outstanding
        on December 31, 1997 and 12,712,682 shares issued and
        outstanding on March 31, 1997                                                        64                        63
        Additional paid-in capital                                                       23,842                    23,732
        Accumulated deficit                                                                (676)                     (461)
                                                                               -----------------         -----------------
                Total stockholders' equity                                               23,231                    23,335
                                                                               -----------------         -----------------

                      Total liabilities and stockholders' equity               $         25,341          $         26,015
                                                                               =================         =================

          See accompanying notes to consolidated financial statements.
                                       3

                                             CYANOTECH CORPORATION

                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (In thousands, except per share amounts)
                                                  (Unaudited)


                                                            Three Months Ended                  Nine Months Ended
                                                                 December 31,                       December 31,
                                                              1997           1996              1997            1996
                                                            --------      --------           --------        --------

NET SALES                                                   $  1,564       $  2,782            $  5,391        $  8,049
COST OF PRODUCT SALES                                          1,022          1,051               3,092           3,108
                                                            ---------      ---------           ---------       ---------
         Gross Profit                                            542          1,731               2,299           4,941
                                                            ---------      ---------           ---------       ---------

OPERATING EXPENSES:
         Research and development                                183            121                 497             454
         General and administrative                              336            367               1,042           1,063
         Sales and marketing                                     342            255               1,133             669
                                                            ---------      ---------           ---------       ---------

         Total operating expenses                                861            743               2,672           2,186
                                                            ---------      ---------           ---------       ---------

         Income (loss) from operations                          (319)           988                (373)          2,755
                                                            ---------      ---------           ---------       ---------

OTHER INCOME (EXPENSE):
         Interest income                                          39             153                191             377
         Interest expense                                        (14)            (17)               (41)            (61)
         Other income, net                                         8               7                  8               9
                                                            ---------       ---------          ---------       ---------
                    Total other income                            33             143                158             325
                                                            ---------       ---------          ---------       ---------

                    Income (loss) before income
                       taxes                                    (286)          1,131               (215)          3,080
                                                            ---------       ---------          ---------       ---------
                    Income taxes                                   -             175                  -             175
                                                            ---------       ---------          ---------       ---------
NET INCOME (LOSS)                                           $   (286)       $    956           $   (215)       $  2,905
                                                            =========       =========          =========       =========

NET INCOME (LOSS) PER COMMON
SHARE
     Basic                                                    $(0.02)          $0.08            $ (0.02)         $0.23
                                                            =========       =========           ========       ========
     Diluted                                                  $(0.02)          $0.06            $ (0.02)         $0.18
                                                            =========       =========           ========       ========

For detailed description of EPS calculations, see Note 6.

          See accompanying notes to consolidated financial statements.

                              CYANOTECH CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                                               Nine Months Ended
                                                                                     December 31,             December 31,
                                                                                         1997                     1996
                                                                                     ------------             ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
           Net income (loss)                                                         $      (215)             $     2,905
           Adjustments to reconcile net income (loss) to net cash
           provided by operating activities:
                     Deferred income taxes                                                   (38)                       -
                     Depreciation and amortization                                           678                      506
                     Common stock issued for services                                         47                       37
                     Net (increase) decrease in:
                             Accounts receivable                                           1,440                   (1,181)
                             Inventories                                                  (1,281)                    (708)
                             Prepaid expenses and other assets                                47                      (79)
                     Net increase (decrease) in:
                             Accounts payable                                                 51                      (41)
                             Other accrued liabilities                                      (135)                     (82)
                                                                                      -----------             ------------

Net cash provided by operating activities                                                    594                    1,357
                                                                                      -----------             ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
           Investment in equipment and leasehold improvements                             (5,917)                  (4,947)
           Proceeds from sales of investment securities                                    2,954                        -
                                                                                      -----------             ------------
Net cash used in investing activities                                                     (2,963)                  (4,947)
                                                                                      -----------             ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
           Net proceeds from issuance of common stock                                          -                    1,398
           Net proceeds from exercise of warrants and options                                 64                      332
           Principal payments on capital lease obligations                                   (98)                     (87)
           Principal payments on long-term debt                                              (88)                    (113)
                                                                                      -----------             ------------

Net cash provided by (used in) financing activities                                         (122)                   1,530
                                                                                      -----------             ------------

Net decrease in cash and cash equivalents                                                 (2,491)                  (2,060)
Cash and cash equivalents at beginning of period                                           2,775                    9,409
                                                                                      -----------             ------------

Cash and cash equivalents at end of period                                            $      284              $     7,349
                                                                                      ===========             ============

          See accompanying notes to consolidated financial statements.

                              CYANOTECH CORPORATION
                                    FORM 10-Q
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1997
                                   (Unaudited)

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

         The Company consolidates enterprises in which it has a controlling financial interest. The accompanying consolidated financial statements include the accounts of Cyanotech Corporation and its wholly-owned subsidiary, Nutrex, Inc. All significant intercompany balances and transactions have been eliminated in consolidation. While the financial information furnished for the three and nine month periods ended December 31, 1997 is unaudited, the statements in this report reflect all material items which, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the dates of the consolidated balance sheets. The operating results for the interim period presented are not necessarily indicative of the results that may be expected for the year ending March 31, 1998.

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


2.       INVESTMENT SECURITIES

         Investment  securities  held  as  available-for-sale   consist  of  the
         following (dollars in thousands):

                                                            December 31,           March 31,
                                                                1997                 1997
                                                            ------------        ------------
         U.S. Treasury securities                           $         -         $     2,454
         Mortgage-backed securities                                   -                 500
         Other interest bearing securities                        1,000               1,000
                                                            ------------        ------------
                                                            $     1,000         $     3,954
                                                            ============        ============

                                       6

3.       INVENTORIES

         Inventories are stated at the lower of cost (which approximates first-in, first-out) or market and consist of the following (dollars in thousands):

                                                December 31,                  March 31,
                                                    1997                        1997
                                                ------------               ------------
         Raw Materials                          $        97                 $      166
         Work in process                                362                        362
         Finished goods                               1,666                        346
         Supplies                                       294                        264
                                                ------------               ------------
                                                $     2,419                 $    1,138
                                                ============               ============

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

         Equipment                                                 3 to 10 years
         Leasehold  improvements           Remaining  lease term (3 to 29 years)
         Furniture and fixtures                                          7 years
         Equipment under capital lease                  Lease term(3 to 5 years)


         Equipment and leasehold improvements consist of the following (dollars in thousands):

                                                    December  31,          March 31,
                                                        1997                 1997
                                                    -------------       -------------
         Equipment                                  $      7,680        $      5,715
         Leasehold improvements                           12,977              10,935
         Furniture and fixtures                               81                  67
         Equipment under capital lease                       602                 602
                                                    -------------       -------------
                                                          21,340              17,319

Less accumulated depreciation and amortization            (4,407)             (3,729)
Construction in-progress                                   2,972               1,076
                                                    -------------       -------------
Equipment and leasehold improvements, net           $     19,905        $     14,666
                                                    =============       =============


5.       SERIES C PREFERRED STOCK

         Series C preferred stock as of December 31, 1997 and March 31, 1997 consists of the following (dollars in thousands):

                                                                 December 31,              March 31,
                                                                     1997                    1997
                                                                 -------------          -------------
         Preferred stock,  authorized  5,000,000 shares;
         $.001 par value, issued and outstanding:
                Series C, 8% cumulative, convertible;
                734,977 shares on December 31 and March
                31, 1997; liquidation value $5.00 per share
                plus unpaid accumulated dividends                $          1           $         1
                                                                 =============          =============

6.       EARNINGS PER SHARE

         The company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") during the quarter ended December 31, 1997. SFAS 128 requires presentation of both Basic EPS and Diluted EPS on the face of the statemen of operations. Basic EPS, which replaces primary EPS, is computed by dividing net income available to stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Unlike the computation of primary EPS, Basic EPS excludes the dilutive effect of common stock equivalents. Diluted EPS replaces fully diluted EPS and gives effect to all potential dilutive common shares outstanding during a period. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from exercise of stock options rather than the higher of the average or ending stock price as used in the computation of fully diluted EPS. The computation of Diluted EPS assumes no conversion, exercise, or contingent issuance of securities that would have an antidilutive effect on earnings per share. All prior period earnings per share information has been restated to reflect the provisions of SFAS No. 128.

         Following is a reconciliation of the numerators and denominators of the Basic and Diluted EPS computations for the periods presented (in thousands except per share amounts):



                                                            Three Months Ended                    Nine Months Ended
                                                                 December 31,                         December 31,
                                                          1997               1996             1997                1996
                                                       ----------         ----------        ---------           ---------
        Numerator:
        Net income (loss)                              $    (286)        $      956         $   (215)           $  2,905
                                                       ==========        ===========        =========           =========
        Denominator for basic earnings per
           common share                                   12,863             12,692           12,846              12,558
        Effect of dilutive securities:
        Stock options and warrants                             -              3,970                -               4,019
                                                      -----------        -----------        ---------           ---------
        Denominator for diluted earnings
           per common share                               12,863             16,662           12,846              16,577
                                                      ===========        ===========        =========           =========
        Net income (loss) per common share:
        Basic                                             $(0.02)             $0.08           $(0.02)              $0.23
                                                      ===========        ===========        =========           =========
        Diluted                                           $(0.02)             $0.06           $(0.02)              $0.18
                                                      ===========        ===========        =========           =========

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

         EARNINGS PER SHARE. In February 1997, the FASB issued SFAS No. 128, "Earnings per Share". SFAS No. 128 is effective for both interim and annual periods ending after December 15, 1997. The Company adopted SFAS No. 128 for the quarter ended December 31, 1997 (see Note 6). SFAS No. 128 requires the presentation of "Basic" earnings per share, representing income available to common shareholders divided by the weighted average number of common shares outstanding during the period, and "Diluted" earnings per share, which is similar to the current presentation of fully diluted earnings per share. SFAS No. 128 requires restatement of all prior period earnings per share presented. The adoption of SFAS No. 128 did not have a material effect on the Company's reported earnings per share data.

         COMPREHENSIVE INCOME. In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The Company will adopt the provisions of SFAS No. 130 on April 1, 1998. SFAS No. 130 requires reclassification of financial statements for earlier periods provided for comparative purposes. Management does not expect adoption of SFAS No. 130 will have a material effect on the Company's financial statements, financial condition, results of operations or liquidity.

         SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 is effective for periods beginning after December 15, 1997. The Company will adopt the provisions of SFAS No. 131 effective with the quarter beginning January 1, 1998. SFAS No. 131 requires restatement of comparative information presented for earlier periods. Management does not expect adoption of SFAS No. 131 will have a material effect on the Company's reported financial information.

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


RESULTS OF OPERATIONS

         The following table sets forth certain consolidated statement of income data as a percentage of net sales for the periods indicated:

                                                                     Three Months Ended           Nine Months Ended
                                                                        December 31,                 December 31,
                                                                     1997          1996           1997          1996
                                                                   --------      --------       --------      --------
         Net Sales                                                 100.0 %       100.0 %        100.0 %       100.0 %
         Cost of product sales                                      65.3          37.8           57.4          38.6
                                                                   -------       -------        -------       -------
                  Gross profit                                      34.7          62.2           42.6          61.4
                                                                   -------       -------        -------       -------
         Operating expenses:
                  Research and development                          11.7           4.4            9.2           5.7
                  General and administrative                        21.5          13.2           19.3          13.2
                  Sales and marketing                               21.9           9.2           21.0           8.3
                                                                  --------       -------       -------        -------
                  Total operating expenses                          55.1          26.8           49.5          27.2
                                                                  --------       -------       -------        -------
                  Income (loss) from operations                    (20.4)         35.4           (6.9)         34.2
                                                                  --------       -------       -------        -------
         Other income (expense):
                  Interest income                                    2.5           5.5            3.6           4.7
                  Interest expense                                  (0.9)         (0.6)          (0.8)         (0.8)
                  Miscellaneous other income                         0.5           0.3            0.1           0.1
                                                                  --------       -------       -------        -------
                  Total other income                                 2.1           5.2            2.9           4.0
                                                                  --------       -------       -------        -------
                  Income taxes                                       0.0           6.3            0.0           2.2
                                                                  --------       -------       -------        -------
         Net Income (Loss)                                         (18.3)%        34.3 %        (4.0)%         36.0 %
                                                                  ========       =======       =======        =======

                                       10

THIRD QUARTER OF FISCAL 1998 COMPARED TO THIRD QUARTER OF FISCAL 1997

NET SALES

         Net sales for the three month period ended December 31, 1997 decreased 44% to $1,564,000 from the $2,782,000 reported for the three month period ended December 31, 1996. This decrease is primarily due to lower sales to our largest customer, a Hong Kong-based natural products marketing and distribution company, as described in the following paragraph.

         International sales represented 39% and 71% of total net sales for the three month periods ended December 31, 1997 and 1996, respectively. Our largest customer, a Hong Kong-based natural products marketing and distribution company, purchases our packaged consumer products and sells them under a private label through their multilevel marketing organization, primarily in mainland China. This customer experienced a delay in its annual recertification process by the Chinese government and has been restricted by local governmental authorities from hosting any large scale distributor meetings since March 1997. These regulatory factors adversely impacted our customer's ability to sell and, consequently, this customer's need for our packaged consumer products was severely reduced. In September 1997, we were informed by this customer that it had obtained licenses to operate in six provinces in China and, as a result, placed an order for approximately $140,000 of packaged consumer products during the second quarter of fiscal 1998. During the third quarter of fiscal 1998, this customer ordered $160,000 of products, of which $73,000 was packaged consumer products. This level of purchases, however, was significantly below the orders for approximately $1.5 million of products in the third quarter of fiscal 1997. See OUTLOOK section below for additional information regarding this customer.

GROSS PROFIT

         Gross profit  represents  net sales less the cost of goods sold,  which includes the cost of materials, manufacturing overhead costs, direct labor expenses and depreciation and amortization. Gross profit decreased 69% to $542,000 for the three month period ended December 31, 1997, from $1,731,000 in the comparable period of fiscal 1997. Our gross profit margin decreased to 35% for the three month period ended December 31, 1997, compared to 62% for the comparable period of fiscal 1997. This decrease in gross profit margin from the prior year period is primarily attributable to lower net sales, a Spirulina production slowdown, a shift in the product mix to greater sales of lower priced bulk Spirulina products, and higher depreciation expense. The Spirulina production slowdown during December resulted in an additional charge of approximately $125,000 during the three month period ended December 31, 1997.

OPERATING EXPENSES

         Operating expenses were $861,000 during the three month period ended December 31, 1997, an increase of 16% from $743,000 in the comparable period of fiscal 1997, primarily due to increased sales and marketing expenses and research and development costs. Operating expenses as a percentage of net sales were 55%, compared with 27% in the prior year, primarily due to the lower sales and higher sales and marketing expenses in the third quarter of fiscal 1998.

         RESEARCH AND DEVELOPMENT. Research and development expenses increased to $183,000 for the three month period ended December 31, 1997, an increase of 51% from $121,000 for the comparable period of fiscal 1997. This increase from the prior year was primarily due to higher personnel related expenditures and development costs associated with our natural astaxanthin product, NATUROSE, and our natural mosquitocide development program.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased to $336,000 for the three month period ended December 31, 1997, a decrease of 8% from $367,000 for the comparable period of fiscal 1997. This decrease from the prior year was primarily due to lower profit sharing expense and was partially offset by higher insurance and facilities costs.

         SALES AND MARKETING. Sales and marketing expenses increased to $342,000 for the three month period ended December 31, 1997, an increase of 34% from $255,000 for the comparable period of fiscal 1997. This increase from the prior year is primarily due to increased domestic and international sales and promotion efforts.

NET INCOME (LOSS)

         The Company recorded a net loss of $286,000 for the third quarter of fiscal 1998, compared to a net income of $956,000 for the comparable period of fiscal 1997. This decrease in net earnings is primarily attributable to lower sales of Spirulina bulk and packaged consumer products, lower average selling prices for bulk Spirulina products, increased sales and marketing expenses, and the December 1997 Spirulina production slowdown.


NINE MONTHS ENDED DECEMBER 31, 1997 AND 1996

NET SALES

         Net sales for the nine month period ended December 31, 1997 decreased 33% to $5,391,000 from the $8,049,000 reported for the nine month period ended December 31, 1996. This decrease is primarily due to lower sales to our largest customer, a Hong Kong-based natural products marketing and distribution company, as described above.

GROSS PROFIT

         Gross profit decreased 54% to $2,299,000 for the nine month period ended December 31, 1997 from $4,941,000 in the comparable period of fiscal 1997. Our gross profit margin decreased to 43% for the nine month period ended December 31, 1997, compared to 61% for the comparable period of fiscal 1997. This decrease in gross profit from the prior year is primarily attributable to lower net sales, a shift in the product mix to greater sales of lower priced bulk Spirulina products, unexpected costs associated with the ramp-up in production of our natural astaxanthin product, NATUROSE, and higher depreciation expense.

OPERATING EXPENSES

         Operating expenses were $2,672,000 during the nine month period ended December 31, 1997, an increase of 22% from $2,186,000 in the comparable period of fiscal 1997, primarily due to increased sales and marketing expenses.

         RESEARCH AND DEVELOPMENT. Research and development expenses increased to $497,000 for the nine month period ended December 31, 1997, an increase of 9% from $454,000 for the comparable period of fiscal 1997. This increase from the prior year was primarily due to higher personnel related expenditures and development costs associated with our natural astaxanthin product, NATUROSE, and our natural mosquitocide development program.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased slightly to $1,042,000 for the nine month period ended December 31, 1997, from $1,063,000 for the comparable period of fiscal 1997. This decrease from the prior year was primarily due to lower profit sharing expense and was partially offset by higher insurance and facilities costs.

         SALES AND MARKETING. Sales and marketing expenses increased to $1,133,000 for the nine month period ended December 31, 1997, an increase of 69% from $669,000 for the comparable period of fiscal 1997. This increase from the prior year is primarily due to increased domestic and international sales and promotion efforts.

NET INCOME

         The Company recorded net loss of $215,000 for the first three quarters of fiscal 1998, compared to a net income of $2,905,000 for the comparable period of fiscal 1997. This decrease is primarily attributable to lower sales of Spirulina bulk and packaged consumer products, lower average selling prices for bulk Spirulina products, increased sales and marketing expenses, and unexpected start-up costs associated with the ramp-up in production of our natural astaxanthin product, NATUROSE.


VARIABILITY OF RESULTS

         The Company was formed in 1983 and did not become profitable on an annual basis until fiscal 1992 and maintained profitability until the quarter ended September 30, 1997. As of December 31, 1997, the Company's accumulated deficit was $676,000. We have experienced quarterly fluctuations in operating results and anticipate that these fluctuations may continue in future periods. Future operating results may fluctuate as a result of changes in sales levels to our largest customers, new product introductions, government action, weather patterns, the mix between sales of bulk products and packaged consumer products, start-up costs associated with new facilities, expansion into new markets, sales promotions, competition, increased energy costs, the announcement or introduction of new products by our competitors, changes in our customer mix, and overall trends in the market for Spirulina and astaxanthin products. A significant portion of our expense levels are relatively fixed, and the timing of increases in expense levels is based in large part on our forecasts of future sales. If net sales are below expectations in any given period, the adverse impact on results of operations may be magnified by our inability to adjust spending quickly enough to compensate for the sales shortfall. We may also choose to reduce prices or increase spending in response to market conditions, which may have a material adverse effect on our financial condition and results of operations.

LIQUIDITY AND CAPITAL RESOURCES

         Our working capital decreased $5,741,000 during the first nine months of fiscal 1998 to $3,324,000 while our cash, cash equivalents and investment securities balances decreased by $5,445,000 to $1,284,000. The decrease is primarily attributable to capital expenditures for equipment and leasehold improvements.
                                       13

         Cash flows provided by operating activities during the first nine months of fiscal 1998 amounted to $594,000 compared to cash provided by operating activities of $1,357,000 in fiscal 1997, most of the decrease being accounted for by reduced net income. The primary sources of fiscal 1998 cash flows from operating activities were a reduction in accounts receivable and an increase in accounts payable, offset in large part by the increase in inventories.

         At December 31, 1997, the Company had approximately twelve weeks of Spirulina production in finished goods inventory. See OUTLOOK section below for information on the Company's plans for reducing Spirulina production capacity and inventory.

         Cash flows used in investing activities during the first nine months of fiscal 1998 were $2,963,000 compared to $4,947,000 in fiscal 1997, being provided by sales of investment securities in fiscal 1998. The primary uses of cash flows in investing activities during 1998 were for capital expenditures totaling $5,917,000.

         Cash flows used in financing activities during the first nine months of fiscal 1998 were only $122,000, compared to cash flows provided by financing activities of $1,530,000 in fiscal 1997, primarily from the sale of common stock.

         As of December 31, 1997, the Company had construction commitments totaling $55,000, which we intend to fund from cash and investment securities. We presently estimate that our existing capital resources, anticipated cash flows from future operations, and existing credit facilities will be sufficient to fund current operations. However, we plan to spend, subject to available financing and increased product demand, approximately $11 million on capital expenditures, primarily to continue the expansion of NATUROSE production on the newly leased 88 acres. Existing capital resources and anticipated cash flows from future operations will not be sufficient to fund these capital expenditures. As of December 31, 1997, the Company had a $1,000,000 bank line of credit which was collateralized by a certificate of deposit and an additional $1,000,000 bank line of credit which was collateralized by all the assets of the Company. As of December 31, 1997, there were no borrowings under either of these credit lines. The bank lines of credit expired on January 31, 1998 and are being renegotiated with current and additional lenders for new bank lines of up to $2 million.


OUTLOOK

         THIS OUTLOOK SECTION CONTAINS A NUMBER OF  FORWARD-LOOKING  STATEMENTS,
ALL OF WHICH ARE BASED ON CURRENT EXPECTATIONS. ACTUAL RESULTS MAY DIFFER MATERIALLY. SEE ALSO THE NOTE AT THE BEGINNING OF THIS ITEM 2.

         The Company expects net sales for the fourth quarter of fiscal 1998 to be approximately $2.6 million, which is 21% below the prior year's fourth fiscal quarter net sales of $3,350,000. This forecast assumes that packaged product shipments to our customer in Hong Kong will continue to increase slowly over the fourth quarter of fiscal 1998. With the reinstatement of their business license, and based on recent discussions with this customer, we anticipate sales to them of approximately $200,000 during the fourth quarter of fiscal 1998. As a result of increasing acceptance and promotion of our natural astaxanthin product, NATUROSE, during the second and third quarters of fiscal 1998, we expect fourth quarter sales of NATUROSE to be approximately $275,000. However, industry acceptance and sales of NATUROSE are, to a large extent, dependent upon the completion of aquaculture feeding trials by potential customers, and such feeding trials may take longer than anticipated to complete or may not yield positive results. As a result, the timing of future sales of NATUROSE is uncertain.

         A shift in product mix to greater sales of bulk products (for which average selling prices have decreased since last year together with lower net sales), and continued development costs associated with the operation of the NATUROSE production facility, are expected to reduce the gross profit margin for the fourth quarter of fiscal 1998 below the 56% reported during the fourth quarter of fiscal 1997. Gross profit margins for NATUROSE are expected to be comparable to the current Spirulina gross profit margins as the Company optimizes processing systems and production throughput; however, increased costs related to production of NATUROSE may continue into the near future.

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

         At the beginning of the third quarter of fiscal 1998, we completed expansion of our NATUROSE capacity from five acres of culture ponds to ten acres of culture ponds and began conversion of approximately 15% of our Spirulina culture ponds to produce astaxanthin. This action is in response to our changing Spirulina sales mix and should allow us to balance production resources with market demand for our products. The cost for this conversion, which is scheduled for completion by the end of February 1998, has been funded from cash reserves, investment securities, and cash flows from operations. Construction also continues on an additional 88-acre expansion for NATUROSE production. The first phase of this expansion involves the rough leveling of the entire 88 acre site, which is scheduled to be completed by the end of February, 1998. The second phase will include the construction of 25 acres of culture systems, together with a processing facility sufficient to accommodate the entire 88 acre site. This second phase is scheduled for completion in the Spring of 1999, subject to obtaining additional financing on terms that are acceptable to the Company.

         Research and development costs are expected to increase throughout this fiscal year as we continue to optimize the PHYTOMAX PCS(SM) technology and also accelerate the research activities directed at the mosquitocide project.

         The Company's future results of operations and the other forward-looking statements contained in this Outlook, in particular the statements regarding revenues, gross margin, research and development, and capital spending, involve a number of risks and uncertainties. In addition to the factors discussed above, among the other factors that could cause actual results to differ materially are the following: business conditions and growth in the natural products industry and in the general economy: changes in customer order patterns, and changes in demand for natural products in general; changes in weather conditions; competitive factors, such as competing Spirulina producers increasing their production capacity and their impact on world market prices for Spirulina; government actions; shortage of manufacturing capacity; and unanticipated delays by contractors.

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

PART II.          OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)      The following exhibits are furnished with this report:

                  Exhibit 27 - Financial Data Schedule

         (b)      Reports on Form 8-K

                  No reports on Form 8-K were filed during the quarter ended December 31, 1997.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           CYANOTECH CORPORATION (Registrant)



 February 12, 1998               By: /s/   Gerald R. Cysewski
 -----------------                         ------------------------
    (Date)                                 Gerald R. Cysewski
                                           Chairman of the Board,
                                           President and Chief Executive Officer



                                 By: /s/   Ronald P. Scott
                                           ------------------------
                                           Ronald P. Scott
                                           Executive Vice President - Finance &
                                               Administration
                                           (Principal Financial and Accounting
                                               Officer)