Form 10-K
period 1998-03-31
CYANOTECH CORP
filed 1998-06-29
CIK 768408

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

        For the fiscal year ended March 31, 1998 Commission file 0-146-02

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes/X/ No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

      At June 5, 1998, the aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant was approximately $ 37,564,631.

      At June 5, 1998, the number of shares outstanding of registrant's Common Stock was 13,599,572.


                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of Registrant's Annual Report to Stockholders for the fiscal year ended March 31, 1998 are incorporated by reference into Part II and Part IV of this Report. Portions of the Registrant's Definitive Proxy Statement for its 1998 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission on or prior to July 29, 1998 and to be used in connection with the Annual Meeting of Stockholders expected to be held September 17, 1998, are incorporated by reference in Part III of this Form 10-K.

                                     PART I


Item 1. Description of Business

      Except for historical information contained in this document, the matters discussed in this report contain forward looking statements that involve risks and uncertainties. These future risks and uncertainties could cause actual results to differ materially.

General

      Cyanotech Corporation is a leader in the development and commercialization of high value products derived from microalgae. Microalgae are a diverse group of over 30,000 species of microscopic plants which have a wide range of physiological and biochemical characteristics and naturally contain high levels of proteins, amino acids, vitamins, pigments and enzymes. Since 1983, we have designed, developed and implemented proprietary production and harvesting technologies, systems and processes which eliminate many of the stability and contamination problems frequently encountered in the production of microalgae. We believe that our technology, systems, processes and favorable growing location permit year-round harvesting of our microalgal products in a cost effective manner.

      We currently produce natural products from microalgae for the nutritional supplement, aquaculture feed, and immunological diagnostics markets. Since 1985, Cyanotech has been producing microalgae-based "Spirulina" products for the vitamin and supplement market. Spirulina Pacifica(TM), which is our principal source of revenue, is a unique strain of Spirulina developed by us which provides a vegetable-based, highly absorbable source of natural beta-carotene, mixed carotenoids, B vitamins, gamma linolenic acid ("GLA"), protein, essential amino acids and other phytonutrients. We currently market our Spirulina products in the United States and thirty-seven other countries though a combination of retail, wholesale, and private label channels. In early 1997, we introduced NatuRose(TM) to the worldwide aquaculture industry. NatuRose is our brand name for natural astaxanthin (pronounced "as-ta-zan-thin"). Astaxanthin is a red pigment from the microalgae, Haematococcus, and is used in aquaculture to impart a pink to red color to pen-raised fish and shrimp. NatuRose competes with synthetic astaxanthin whose worldwide annual sales are estimated at more than $150 million.

      Cyanotech has recently increased its commitment to developing microalgae for the expression of native as well as heterologous proteins through molecular biology. Because microalgae naturally contain high levels of protein, because they have a uniform cell structure, and because they can grow up to 100 times faster than land plants, they offer unique advantages over plant, bacterial or mammalian systems for the expression of proteins. Like higher plants, algal expression systems can be produced on a large-scale with culture volumes of up to 600,000 liters without problems of contamination by bacterial endotoxins or animal viruses. Unlike higher plants, however, the time required to grow transgenic algae expressing the desired protein is on the order of one to two months rather than the one to two years that would be required in corn or soybeans, for example. Since 1996, Cyanotech has been developing a genetically engineered biopesticide for the control of mosquitoes. A natural toxin gene from Bacillus thuringiensis var. israelensis (Bti) is being transformed into a blue-green algae, Synechococcus, a food for mosquito larvae. When applied to a mosquito-infested body of water, the algae could act as an effective and environmentally safe means of control. In April 1998, we announced the signing of a licensing agreement and collaboration with The Scripps Research Institute in La Jolla, California to produce a new compound for use in chiral chemistry. Under the terms of this agreement, Cyanotech will be responsible for the large scale production and purification of a catalytic antibody which was generated in the Scripps laboratory and subsequently expressed as a transgene in algae by Scripps scientists. Cyanotech intends to continue to exploit the largely untapped commercial opportunities of microalgae by producing natural products and also genetically engineered products through molecular biology.

      Cyanotech Corporation is incorporated in Nevada. Our principal executive offices are located at 73-4460 Queen Kaahumanu Highway, Suite 102, Kailua-Kona, Hawaii 96740, and our telephone number is (808) 326-1353. Unless otherwise indicated, all references in this report to the "Company", "we", and "Cyanotech" refer to Cyanotech Corporation, a Nevada corporation, its wholly owned subsidiaries, Nutrex, Inc., a Hawaii corporation, and Cyanotech International FSC, Inc., a Barbados corporation.


Industry Background

      Microalgae are a diverse group of microscopic plants that have a wide range of physiological and biochemical characteristics and naturally contain, among other things, high levels of proteins, amino acids, vitamins, pigments and enzymes. Microalgae have the following properties that make commercial production attractive: (1) microalgae grow much faster than land grown plants, often up to 100 times faster; (2) microalgae have a uniform cell structure with no bark, stems, branches or leaves, which permits easier extraction of products and higher utilization of the microalgae cells; (3) the cellular uniformity of microalgae makes it practical to manipulate and control growing conditions in order to optimize a particular cell characteristic; (4) microalgae contain a wide array of vitamins and other important nutrients; (5) microalgae contain natural pigments; and (6) are a potential source of medical products.

      Current commercial applications for these microscopic plants include nutritional products, diagnostic products, aquaculture feed and pigments, natural food colorings and research grade chemicals. The Company believes that microalgae could potentially be used for other commercial applications, including genetically engineered products for the biopesticide and pharmaceutical industries. The most significant microalgae products produced today are algae utilized as food supplements.

      While many unique compounds have been identified in microalgae, the efficient and cost effective commercial production of microalgae is elusive. Many microalgae culture systems over the last 20 years have failed. Because microalgae produced for food supplements are typically cultivated and harvested outdoors, production is significantly affected by climate, weather conditions and the chemical composition of the culture media. Without consistent sunlight, warm temperature, low rainfall and proper chemical balance, microalgae will not grow quickly, resulting in longer harvesting cycles, decreased pond utilization and increased cost. Furthermore, microalgal growth requires a very nutrient rich environment. The high nutrient levels in the ponds promote the growth of unwanted organisms, or "weeds," if the chemical composition of the ponds changes from its required balance. Once contamination occurs, a pond must be emptied, cleaned and refilled, a process that further decreases pond utilization and increases production costs.


Cyanotech's Technology

         Since 1983, we have designed, developed and implemented proprietary production and harvesting technologies, systems and processes which reduce many of the stability and contamination problems frequently encountered in the production of microalgae. This proprietary production system is known as Integrated Culture Biology Management (or "ICBM"). Through the application of this technology, our Spirulina culture ponds can be productive year-round without any significant loss in productivity due to contamination and many of our production ponds, all based in Hawaii, have been in continuous production since 1988. We believe that such an accomplishment remains unique to Cyanotech.

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

         Applying our experience in cultivating and harvesting Spirulina, we began commercial production of our natural astaxanthin product, NatuRose, during the fourth quarter of fiscal 1997. The product is produced using our large-scale photo-bioreactor system, referred to as the PhytoMax Pure Culture System, or PhytoMax PCS, which incorporates closed-culture technology and allows for the large-scale commercial cultivation of microalgae strains that are otherwise highly susceptible to environmental contamination. With the PhytoMax PCS, we now have the potential to produce a broader range of new products from microalgae. Such products could include genetically-engineered biopesticides, nutraceuticals, additional nutritional products, pharmaceuticals, poly-unsaturated fatty acids, anti-microbial agents, plant growth regulators, and anti-viral compounds.

         Our primary objective is to be the leading developer and producer of microalgal products in our existing and future markets. We believe that the combination of our ICBM technology, our PhytoMax PCS technology, our Ocean-Chill Drying process, our automated processing system and a favorable growing location with year-round production capabilities, can be successfully applied to the commercial cultivation of many species of microalgae.


Products

  Spirulina

         Our principal product, accounting for 95% and 98% of net sales for the years ended March 31, 1998 and 1997, respectively, is a nutritional microalgae marketed as Spirulina Pacifica. Developed by us and sold worldwide to the health and natural foods market, Spirulina Pacifica is a unique strain of microalgae that is a highly absorbable source of natural beta carotene, mixed carotenoids, B vitamins, GLA, protein, essential amino acids and other phytonutrients. We believe we were the first Spirulina producer to have its products and processes certified organic and we are the only microalgae producer to have its quality system registered under the ISO 9002-94 standards.

         Cyanotech produces Spirulina Pacifica in three forms: powder, flake and tablets. Powder is used as an ingredient in nutritional supplements and health food drinks while flakes are used as a seasoning on various foods. Tablets are consumed daily as a dietary supplement. We also produce and market two products under the Hawaiian Energizer name. Hawaiian Energizer sports drink contains complex carbohydrates and vegetarian protein in combination with Spirulina Pacifica, Bee Pollen and Siberian Ginseng. Hawaiian Energizer tablets contain Spirulina Pacifica, Bee Pollen and Siberian Ginseng.

         We anticipate that sales of our Spirulina Pacifica products will continue to constitute a substantial portion of net sales during fiscal 1999. Any decrease in the overall level of sales of, or the prices for, our Spirulina Pacifica products, whether as a result of competition, change in consumer demand, increased worldwide supply of Spirulina or any other factors, would have a material adverse effect on our business, financial condition and results of operations.

  Natural Astaxanthin

         The fiscal year ended March 31, 1998 was the first full year of commercial production for our natural astaxanthin product, NatuRose. Astaxanthin is a red pigment used primarily in the aquaculture industry to impart pink color to the flesh of pen-raised fish and shrimp. The astaxanthin market currently is dominated by a single producer, Hoffmann-LaRoche, who produces synthetic astaxanthin from petrochemicals. Hoffmann-LaRoche currently sells synthetic astaxanthin to the aquaculture industry at approximately $2,500 per pure kilogram. As a result of continued growth in the world aquaculture industry, the world market for astaxanthin is estimated to currently exceed $150 million per year. Although sales of NatuRose for the fiscal year ended March 31, 1998 were nominal, we anticipate that such sales will constitute a significant portion of total sales in future periods.

  Phycobiliproteins

         Cyanotech also produces phycobiliproteins which are sold to the medical and biotechnology research industry. Phycobiliproteins are highly fluorescent pigments purified from microalgae. Their spectral properties make them useful as tags or markers in many kinds of biological assays, such as flow cytometry, fluorescence immunoassays and fluorescence microscopy. We anticipate that sales of phycobiliproteins will not represent a significant component of total sales in future periods.


Products Under Development

         A new product which we are continuing to develop is a genetically engineered mosquitocide from microalgae. The toxin gene from Bacillus thuringiensis var. israelensis (Bti) is being cloned into the blue-green algae Synechococcus. The bacterial toxin Bti is very specific to mosquitoes and black flies, while the blue-green algae is a food for mosquito larvae. We believe that, when applied to a mosquito-infested body of water, this algae could act as an effective and environmentally safe means of control.

         In April 1998, we signed an exclusive agreement with The Scripps Research Institute to produce the Institute's patented Aldolase Catalytic
Antibody 38C2 in microalgae. The genetically engineered aldolase catalytic antibody may have numerous potential applications in industrial synthesis, including the synthesis of certain anti-cancer compounds. Under the terms of the exclusive license agreement, Scripps will provide the genetically engineered, live microalgae containing the catalytic aldolase protein to Cyanotech. Production of reagent quantities is expected to be available within eight months if development tests prove its feasibility.

         Development of these products is continuing and there is no assurance that commercial products will be achieved. Our inability to successfully develop or commercialize additional products could have a material adverse effect on our business, financial condition and results of operations.


Research & Development

         Cyanotech's expertise is in the development of efficient, stable and cost-effective production systems for microalgal products. Our researchers investigate specific microalgae identified in scientific literature for potentially marketable products and then develop the technology to grow such microalgae on a commercial scale.

         During fiscal 1998, the Company incurred $677,000 in research and development expenses, compared with $587,000 and $351,000 in the years 1997 and 1996, respectively. The Company intends to continue to develop new products and prioritizes its research and development activities to focus on projects that it believes will have the greatest market acceptance and achieve the highest return on the Company's investment. Successful microalgal product development is highly uncertain and is dependent on numerous factors, many of which are beyond the Company's control. Products that appear promising in early phases of development may be found to be ineffective, may be uneconomical because of manufacturing costs or other factors, may be precluded from commercialization due to the proprietary rights of other companies, or may fail to receive necessary regulatory approvals.


Distribution

         The majority of our bulk Spirulina sales are to companies with their own Spirulina product lines. Many of these companies identify and promote Cyanotech's Hawaiian Spirulina in their products. In the United States, we sell directly to health food manufacturers and health food formulators. Packaged consumer products sell in the domestic market through an established health food distribution network. Orders for packaged consumer products are taken at the store level by one of 23 regional broker representatives and shipped through one of 36 distributors. In selected foreign markets, we have appointed exclusive sales distributors for both bulk Spirulina and packaged consumer products.

         In the years ended March 31, 1998, 1997 and 1996, international sales accounted for approximately 44%, 62% and 55%, respectively, of our net sales. We expect that international sales will continue to represent a significant portion of our net sales. Our business, financial condition and results of operations may be materially adversely affected by any difficulties associated with managing accounts receivable from international customers, tariff regulations, imposition of governmental controls, political and economic instability or other trade restrictions. Although our international sales are currently denominated in United States dollars, fluctuations in currency exchange rates could cause our products to become relatively more expensive to customers in the affected country, leading to a reduction in sales in that country.


Customers

Spirulina

         No single customer accounted for more than 10% of net sales during the year ended March 31, 1998. Our largest customer during 1997 and 1996 was a Hong Kong-based network marketing company which purchases both bulk Spirulina and our packaged consumer products for distribution, primarily in mainland China. From March through September 1997, this customer was restricted from hosting any large scale distributor meetings due to a delay in receiving recertification from the Chinese government. As a result, orders from this customer were significantly reduced from previous periods. For the year ended March 31, 1998, this customer accounted for less than 5% of Cyanotech's net sales, down from approximately 34% and 29% of sales in the years ended March 31, 1997 and 1996, respectively. Subsequent to the end of fiscal 1998, the Chinese government imposed a ban on all network market organizations, effective October 1, 1998. Sales to this customer are expected to be minimal.

         We market and sell our Spirulina products to a variety of other customers, including:

          Health  Food  Manufacturers.   Health  food  manufacturers  often  use
Cyanotech's Spirulina products as a key ingredient in their Spirulina-based products, or as an ingredient in their health food formulations. These customers purchase bulk powder or bulk tablets and package the products under their brand label for sale to the health and natural food markets. Many of the products produced by these customers are often marketed and sold domestically in direct competition with our Nutrex line of retail consumer products. However, we differentiate our Nutrex products from those of our bulk customers by reserving the certified organic line of products for sale in the United States exclusively under our Nutrex label.

         Private Label Customers. We currently provide private label retail consumer products to two international customers. Products for these customers are manufactured only upon receipt of an order and no finished product inventories are maintained.

         Retail Distributors. Retail distributors act as product wholesalers to independent and chain retailers. The majority of domestic Nutrex sales in the year ended March 31, 1998 were to 36 distributors.

         Natural Products Distributors. In the year ended March 31, 1998, we sold bulk Spirulina products to ten domestic and seven foreign customers engaged in the business of distributing natural raw materials to health and natural food manufacturers. These distributors provide their customers with standardized quality control, warehousing and distribution services, and charge a mark-up on the products for providing these services. These distributors may differentiate the products they sell, but they generally treat the products as commodities, with price being the major determining factor in their purchasing decision.

Natural Astaxanthin

         Our NatuRose product is being sold through a network of agents and distributors directly to aquaculture farmers, vitamin suppliers, aquaculture feed manufacturers and other end users in 15 countries for use in aquaculture feed, poultry feed and pet feed industries. In March 1998, the Company signed a letter of intent with a major European life sciences company operating in over 150 countries for sales and distribution of NatuRose and other Cyanotech products in certain European countries. This distributor posesses significant expertise and worldwide marketing experience in animal nutrition products. Initially, the distributor will test NatuRose and Spirulina for use in animal feeds for up to six months and, if the testing is successful, we would negotiate a definitive sales and distribution agreement.

Competition

 Spirulina

         Our Spirulina Pacifica products compete with a variety of vitamins, dietary supplements, other algal products and similar nutritional products available to consumers. The nutritional products market is highly competitive. It includes international, national, regional and local producers and distributors, many of whom have greater resources than Cyanotech, and many of whom offer a greater variety of products. Our direct competition in the Spirulina market currently is from Dainippon Ink and Chemical Company's facility in California and several farms in China. To a lesser extent, we compete with numerous smaller farms in China, India, Thailand, Brazil and South Africa. Packaged consumer products marketed under our Nutrex brand also compete with products marketed by health food manufacturing customers of Cyanotech who purchase bulk Spirulina from us and package it for retail sales. A decision by another company to focus on Cyanotech's existing or target markets or a substantial increase in the overall supply of Spirulina could have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that we will not experience competitive pressure, particularly with respect to pricing, that could adversely affect our business, financial condition and results of operations.

Natural Astaxanthin

         Our natural astaxanthin product, NatuRose, competes directly with the synthetic astaxanthin product produced and marketed worldwide by Hoffmann-LaRoche. In addition, several other companies have announced plans to produce commercial quantities of natural astaxanthin from microalgae and Phaffia yeast. We believe that these companies are only producing small quantities for test purposes. Although we are unaware of any studies indicating that natural astaxanthin has any benefits not otherwise provided by synthetic astaxanthin, we believe there is commercial demand for a natural astaxanthin product and that our NatuRose product can compete on the basis of product performance and price.

Phycobiliproteins

         Four major competitors manufacture phycobiliprotein products for sale, including Molecular Probes, Inc., Quantify Inc., Martek Biosciences Corporation and Prozyme Inc. Cyanotech competes with these companies on the basis of price and quality. New synthetic fluorescent compounds have been developed by a third party which are superior to phycobiliproteins in some applications. The advantage of the synthetic compounds is their lower molecular weight and, in some cases, their lower cost. While our phycobiliprotein products may not be able to compete effectively against synthetic compounds in some applications, Cyanotech's phycobiliproteins have gained a reputation for high quality at a competitive price.


Government Regulation

         Cyanotech's products, potential products and its manufacturing and research activities are subject to varying degrees of regulation by a number of government authorities in the United States and in other countries, including the Food and Drug Administration (the "FDA") pursuant to the Federal Food, Drug and Cosmetic Act and by the Environmental Protection Agency ("EPA") under the Federal Insecticide, Fungicide, and Rodenticide Act ("FIFRA"). The FDA regulates, to varying degrees and in different ways, dietary supplements, other food products, diagnostic medical devices and pharmaceutical products, including their manufacture, testing, exportation, labeling, and, in some cases, advertising. Generally, prescription pharmaceuticals and certain types of diagnostic products, such as medical devices, are regulated more rigorously than dietary supplements. The EPA also rigorously regulates pesticides, among other types of products.

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

         The Federal Dietary Supplement Health and Education Act ("DSHEA") regulates the use and marketing of dietary supplements, including vitamin products. The DSHEA covers only dietary supplements and contains a number of provisions that differentiate dietary supplements from other foods. The DSHEA also sets forth standards for adulteration of dietary supplements or ingredients thereof and establishes current food Good Manufacturing Practices ("cGMP") requirements for dietary supplements. It also provides detailed requirements for the labeling of dietary supplements, including nutrition and ingredient labeling. We currently believe that Spirulina Pacifica, marketed as a dietary supplement, is exempt from FDA regulation as a food additive.

         Our Spirulina manufacturing processes and our contract bottlers are required to adhere to cGMP as prescribed by the FDA. We believe that we are currently in compliance with all applicable cGMP and other food regulations. Compliance with relevant cGMP requirements can be onerous and time consuming, and there can be no assurance that Cyanotech can continue to meet relevant FDA manufacturing requirements for existing products or meet such requirements for any future products. Ongoing compliance with food cGMP and other applicable regulatory requirements are monitored through periodic inspections by state and federal agencies, including the FDA, the Hawaii Department of Health and comparable agencies in other countries. Our processing facility is also inspected annually for organic certification by Quality Assurance International and for Kosher certification by the Kosher Overseers Association. The use of Spirulina as a food additive for seasoning on salads or pasta or for such other food uses has not been cleared by the FDA, however, the FDA has recognized Spirulina as a safe food. We currently market the product for these food uses on the basis of our belief that its use in these food applications is generally recognized as safe and therefore is not subject to FDA pre-market clearances as a food additive.

         Our natural astaxanthin product, NatuRose, has received clearance for use as a feed and food color additive in Japan but will need clearance for use as a feed color additive in the United States and Canada. We are actively pursuing clearance for use in the U.S. markets and in February 1998, submitted our petition for FDA approval. We are presently assembling our petition for approval for the Canadian Food Industry Agency, and expect to submit this petition by the end of calendar 1998. The process of obtaining clearances for a new color additive is expensive and time consuming. Extensive information is required on the toxicity of the additive, including carcinogenicity studies and other animal testing. No assurances can be given that any of our proposed products intended for use as a feed additive will be approved for use in the United States or Canada on a timely basis, if at all.

         As in vitro diagnostic medical device components, phycobiliprotein products do not currently require pre-market clearances by the FDA. However, as a component of a medical device, they can be subject to other various medical device requirements, including cGMP requirements.

         Work is continuing on our genetically-engineered mosquitocide project. We are aware that any resulting product will be subject to validation of efficacy though field trials. If proven effective, any potential commercial product will be subject to regulatory approval by the EPA for use in the United States. However, Bti is currently approved for use as a biopesticide by the EPA and the World Health Organization. We are uncertain of regulatory requirements in other potential markets at this point.


Patents, Licenses and Trademarks

         Although we regard our proprietary technology, trade secrets, trademarks and similar intellectual property as critical to our success, we rely on a combination of trade secret, contract, patent, copyright and trademark law to establish and protect our rights in our products and technology. There can be no assurance that we will be able to protect our technology adequately or that competitors will not be able to develop similar technology independently. In addition, the laws of certain foreign countries may not protect the Company's intellectual property rights to the same extent as the laws of the United States. Cyanotech has had two United States patents issued to it. Litigation in the United States or abroad may be necessary to enforce our patent or other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. Such litigation, even if successful, could result in substantial costs and diversion of resources and could have a material adverse effect on our business, results of operations and financial condition. Additionally, although currently there are no pending claims or lawsuits that have been brought against us, if any such claims are asserted against us, we may seek to obtain a license under the third party's intellectual property rights. There can be no assurance, however, that a license would be available on terms acceptable or favorable to us, if at all.

Associates

         Cyanotech employed 65 associates as of March 31, 1998, of which 64 are full-time. Approximately 31 associates are involved in the harvesting and production process, 16 are involved in research and product development, and the remainder are involved in sales, administration and support. Management believes that its relations with its associates are good. We have not experienced difficulty in attracting personnel and none of our associates are represented by a labor union.


Industry Segments and Export Sales

         The Company has no assets oustide of the United States. The Company's business consists of one industry segment and is grouped into five geographic areas: United States, Canada/South America, Europe, China and Asia/Pacific, excluding China. The following table summarizes the product sales revenues from unaffiliated customers in each of the five geographic regions:

                                                  1998                      1997                       1996
                                        ----------------------     ----------------------    ----------------------
United States                              $  4,297       56%        $  4,303        38%        $  3,614        45%
Canada/South America                            404        5%             851         8%             896        11%
Europe                                        1,284       17%           1,292        11%             747         9%
China                                           358        5%           3,905        34%           2,375        29%
Asia/Pacific, excluding China                 1,284       17%           1,048         9%             449         6%
                                        ------------ ---------     ----------- ----------    ------------ ----------
Total Product Sales Revenues               $  7,627      100%        $ 11,399       100%        $  8,081       100%
                                        ============ =========     =========== ==========    ============ ==========

         The Company believes that its profit margin on export sales is not significantly different from that realized on sales in the United States. All foreign product sales transactions are consummated in U.S. dollars.


Item 2. Description of Properties

         Cyanotech Corporation is located in Kailua-Kona, Hawaii, at the HOST Park and also owns a 2,500 square foot sales office in a light industrial area located approximately four miles from the HOST Park. The HOST Park facility consists of approximately 183 leased acres. Approximately 90 acres have been fully developed and contain production ponds, a processing facility, a laboratory, and administrative offices. All products are produced at this facility. The property is leased from the State of Hawaii under a 30-year commercial lease expiring in 2025. During 1997, we reached a preliminary agreement with the State of Hawaii to lease an additional 93 acres for 30 years at the HOST Park, which increased the total acreage under lease to 183 acres. We plan to use this new property to construct a larger NatuRose production facility and additional culture ponds that would use the PhytoMax PCS technology. We believe that there is sufficient available land at the HOST Park to meet our currently planned future needs. Our Nutrex, Inc. subsidiary maintains a sales office in Kailua-Kona, Hawaii.


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

Item 4. Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of the stockholders during the fourth quarter of fiscal 1998.


                                     Part II


Item 5. Market for Common Equity and Related Stockholder Matters

         The information required by this Item is incorporated by reference to the Section labeled "Market for Common Equity and Related Stockholder Matters" appearing in the Company's 1998 Annual Report to Stockholders.


Item 6. Selected Financial Data

         The information required by this Item is incorporated by reference to the Section labeled "Selected Financial Data" appearing in the Company's 1998 Annual Report to Stockholders.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The information required by this Item is incorporated by reference to the Section labeled "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing in the Company's 1998 Annual Report to Stockholders.


Item 8. Financial Statements and Supplementary Data

         The consolidated balance sheets of the Company and subsidiaries as of March 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended March 31, 1998, together with the related notes and the report of KPMG Peat Marwick LLP, independent certified public accountants, all contained in the Company's 1998 Annual Report to Stockholders are incorporated herein by reference.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Not applicable.

                                    Part III


Item 10. Directors and Executive Officers; Compliance with Section 16(a) of the Exchange Act

(a)  Identification of Directors

The  information  required by this Item is  incorporated  by reference  from the
Sections captioned "Proposal One: Election of Directors," "Certain Transactions," " Security Ownership of Certain Beneficial Owners and Management" and "Compliance with Section 16(a) of the Exchange Act" contained in Cyanotech's definitive 1998 Proxy Statement.

(b)  Identification of Executive Officers

The executive officers of Cyanotech and their ages and positions as of March 31, 1998 are as follows:

                            Name                      Age                      Position
                            ----                      ---                      --------
         Gerald R. Cysewski, Ph.D. ................    49   Chairman of the Board, President and Chief
                                                            Executive Officer
         Glenn D. Jensen...........................    39   Vice President - Operations
         Kelly J. Moorhead.........................    42   Vice President - Sales and Marketing
                                                            President - Nutrex, Inc.
         Ronald P. Scott...........................    43   Executive Vice President - Finance and
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

Mr. Moorhead has served as Vice President - Sales and Marketing and of the Company and President of Nutrex, Inc. since October 1997. From August 1996 to October 1997 he served as Vice President - International Sales. From December 1991 to August 1996 he served as Vice President - Sales and Marketing and President of Nutrex, Inc. From August 1987 to December 1991, he served as Vice President - Production of the Company. Mr. Moorhead joined Cyanotech as Production Biologist in December 1984. Prior to joining Cyanotech, Mr. Moorhead worked at the Oceanic Institute in Honolulu, Hawaii where he conducted research on production of Spirulina from agricultural wastes. Mr. Moorhead holds a B.S. degree in Aquatic Biology from the University of California, Santa Barbara.

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


Item 11. Executive Compensation

The information required by this Item is incorporated by reference from the section captioned "Executive Compensation and Other Information," "Director Remuneration" and "Stockholder Return Performance Graph" contained in Cyanotech's definitive 1998 Proxy Statement.

Item 12.  Security  Ownership of Certain Beneficial Owners and Management

The  information  required by this Item is  incorporated  by reference  from the
section  captioned   "Security   Ownership  of  Certain  Beneficial  Owners  and
Management" contained in Cyanotech's definitive 1998 Proxy Statement.


Item 13. Certain Relationships and Related Transactions

Not applicable.


Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) (1). The following Consolidated Financial Statements of Cyanotech Corporation and its subsidiaries are incorporated herein by reference pursuant to Item 8:
                                                                 Page in 1998
                                                                 Annual Report
                                                                 To Stockholders
Independent Auditors' Report....................................              24
Consolidated Balance Sheets as of March 31, 1998 and 1997.......               9
Consolidated Statements of Operations for each of the years
in the three-year period ended March 31, 1998...................              10
Consolidated Statements of Stockholders' Equity for
each of the years in the three-year period ended March 31, 1998..             11
Consolidated Statements of Cash Flows for each of the years
in the three-year period ended March 31, 1998....................             12
Notes to Consolidated Financial Statements.......................       13 to 23


(a) (2). The following financial statement schedules are included in this report on the pages indicated below:

Schedule of Valuation and Qualifying Accounts....................        Page 16
Independent Auditors' Report.....................................        Page 17


Schedules not listed above are omitted because of the absence of the conditions under which they are required or because the required information is included in the consolidated financial statements or notes thereto, which financial statements are incorporated herein by reference.

(a) (3).  Index to exhibits

Exhibit Number        Document Description
3.1                   Restated Articles of  Incorporation.  (Incorporated by reference to Exhibit 3.1 to the Company's  Quarterly  Report on Form 10-QSB for the quarter ended December 31,
                      1996, file no. 0-14602.)
3.2                   Bylaws of the Registrant,  as amended.  (Incorporated  by reference to Exhibit 3.1
                      to  the  Company's   Quarterly  Report  on  Form  10-QSB  for  the  quarter  ended
                      December 31, 1995, file no. 0-14602.)
4.1                   Specimen Common Stock  Certificate.  (Incorporated  by reference to Exhibit 4.1 to the  Company's  Registration  Statement  on Form SB-2 filed on February  28, 1996, file no. 333-00951.)
4.2                   Terms of the Series C Preferred Stock as Revised 1991.  (Incorporated by reference to  Exhibit 4.1  to the  Company's  Annual Report on Form 10-K for the fiscal year ended December 31, 1990, file no. 0-14602.)
10.1                  1985 Incentive Stock Option Plan dated March 18,  1985, as amended.  (Incorporated by reference to Exhibit 4(d) to the Company's  Registration  Statement on Form S-8
                      filed on December 3, 1992, file no. 33-55310.)
10.2                  Stockholders  Agreement dated as of May 17,  1993.  (Incorporated  by reference to
                      Exhibit 10.8  to the Company's  Annual Report on  Form 10-KSB  for the fiscal year ended March 31, 1994, file no. 0-14602.)
10.3                  1994  Non-Employee  Directors Stock Option and Stock Grant Plan.  (Incorporated by
                      reference to  Exhibit 10.7  to the Company's  Annual Report on Form 10-KSB for the
                      fiscal year ended March 31, 1994, file no. 0-14602.)
10.4                  Term Loan Agreement dated April 1,  1995 between Spirulina  International B.V. and the Company.  (Incorporated  by reference to Exhibit 10.13 to the Company's Annual
                      Report on Form 10-KSB for the fiscal year ended March 31, 1995, file no. 0-14602.)
10.5                  License  Agreement by and between The  University of Memphis and the Company dated
                      June 19,  1995.  (Incorporated  by reference  to  Exhibit 10.14  to the  Company's
                      Annual Report on Form 10-KSB  for the fiscal year ended  March 31,  1995, file no.
                      0-14602.)
10.6                  Term Loan Agreement dated July 11, 1995 between the Company and Satoshi  Sakurada.
                      (Incorporated  by reference to Exhibit 10.3 to the Company's  Quarterly  Report on
                      Form 10-QSB for the quarter ended December 31, 1995, file no. 0-14602)
10.7                  1995  Stock  Option  Plan for  Cyanotech  Corporation  dated  August 9,  1995,  as amended.  (Incorporated by reference to Exhibit 4(c) to the Company's Registration
                      Statement on Form S-8 filed on October 27, 1995, file no. 33-63789.)
10.8                  Sub-Lease  Agreement  between the Company and Natural Energy  Laboratory of Hawaii
                      Authority dated December 29,  1995.  (Incorporated by reference to Exhibit 10.1 to the Company's  Quarterly Report on Form 10-QSB for the quarter ended  December 31,
                      1995, file no. 0-14602.)
10.9                  Preferred  Stock  Conversion  and  Registration   Rights Agreement by and between
                      the  Company  and  Firemen's Insurance Company of Newark,  New  Jersey,  dated as of February 20, 1996.(Incorporated by reference to Exhibit 10.16 to the Company's
                      Registration  Statement  on  Form SB-2  as  filed on  February 28, 1996,  file no.
                      333-00951.)

10.10                 Registration Rights Agreement by and between  the Company  and  American  Cynamid
                      Company  dated as of February 20, 1996. (Incorporated  by  reference  to  Exhibit
                      10.17 to the Company's  Registration  Statement on Form SB-2 as filed on February
                      28, 1996, file no 333-00951.)
10.11                 Credit Agreement between the Company and First Hawaiian Bank, dated  February 27,
                      1997. (Incorporated  by  reference  to  Exhibit  10.14  to the  Company's  Annual
                      Report on Form 10-K for the fiscal  year ended March 31, 1997, file no. 0-14602.)
10.12                 Promissory Note between the Company and First Hawaiian  Bank,  dated February 27,
                      1997.  (Incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997, file no. 0-14602)
10.13                 Security  Agreement  between the Company and First Hawaiian  Bank, dated February
                      27, 1997.  (Incorporated  by reference to Exhibit  10.16 to the  Company's  Annual
                      Report on Form 10-K for the fiscal year ended March 31, 1997, file no. 0-14602)
10.14                 License  agreement by and between The Scripps  Research  Institute and the Company dated April 14, 1998.
10.15                 Workout/Suspension  Agreement  between  the  Company  and Kiewit Pacific Co. dated
                      March 30, 1998.
10.16                 Security  Agreement  between  the  Company and Kiewit Pacific Co. dated January 1,
                      1998.
11.1                  Statement re: Computation of Earnings per Share
13                    1998 Annual Report to Stockholders (portions only)
21.1                  Subsidiaries of the Company.
23.1                  Accountants' Consent
27                    Financial Data Schedule.

---------------------

(b)      Reports on Form 8-K

The Registrant did not file any reports on Form 8-K during the fourth quarter of the 1998 fiscal year.

No Annual Report to Stockholders or proxy material has been sent to Stockholders as of this date. Such report and proxy material will be furnished to Stockholders after the filing of this Form and copies of such materials will be furnished to the Commission when they are sent to Stockholders.

                                   Schedule II
                     Cyanotech Corporation and Subsidiaries
                Valuation and Qualifying Accounts (in thousands)
                    Years Ended March 31, 1998, 1997 and 1996

                  Column A            Column B                Column C                Column D            Column E
                                                              Additions
                                      Balance at      Charged to    Charged to                            Balance at
                                      Beginning        Costs and         Other                            End of
               Description            of year           Expenses      Accounts        Deductions          Year

Allowance for Doubtful Receivables
     1998                             $       --             10             --                --          $       10
     1997                             $       --             --             --                --          $       --
     1996                             $       --             --             --                --          $       --
`

                    INDEPENDENT AUDITORS' REPORT ON SCHEDULE




The Board of Directors
Cyanotech Corporation:

Under date of April 27, 1998, we reported on the consolidated balance sheets of Cyanotech Corporation and subsidiaries as of March 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended March 31, 1998, as contained in the 1998 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year ended March 31, 1998. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in the accompanying index. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




/s/KPMG Peat Marwick LLP
Honolulu, Hawaii
April 27, 1998

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23rd day of June, 1998.

                              CYANOTECH CORPORATION

                          By:/s/Gerald R. Cysewski, Ph.D
                             ----------------------------
                             Gerald R. Cysewski, Ph.D
                             Chairman of the Board,
                             President and Chief
                             Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                                          Title                              Date
/s/Gerald R. Cysewski, Ph.D                  Chairman of the Board, President and              June 23, 1998
--------------------------                   Chief Executive Officer  (Principal
Gerald R. Cysewski, Ph.D                     Executive Officer)

/s/Ronald P. Scott                           Executive Vice President - Finance and            June 23, 1998
--------------------------                   Administration, Secretary and Treasurer
Ronald P. Scott                              (Principal Financial and Accounting
                                             Officer)


                                             Director                                          -------------
--------------------------
Julian C. Baker

                                             Director                                          -------------
--------------------------
Eva R. Reichl

/s/John T. Ushijima                          Director                                          June 23, 1998
--------------------------
John T. Ushijima

/s/Paul C. Yuen                              Director                                          June 23, 1998
--------------------------
Paul C. Yuen

                                       18