Form 10-Q
period 1998-06-30
CYANOTECH CORP
filed 1998-08-14
CIK 768408

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                    For Quarterly Period Ended June 30, 1998

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


            Number of common shares outstanding as of July 31, 1998:

            Title of Class                                    Shares Outstanding

    Common stock - $.005 par value stock                          13,599,572

                              CYANOTECH CORPORATION
                                    FORM 10-Q

                                      INDEX

PART I.   FINANCIAL INFORMATION


Item 1.  Financial Statements                                                                                Page
         Consolidated Balance Sheets (unaudited)
                  June 30, 1998 and March 31, 1998. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .3

         Consolidated Statements of Operations (unaudited)
                  Three month periods ended
                  June 30, 1998 and 1997. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .4

         Consolidated Statements of Cash Flows (unaudited)
                  Three month periods ended
                  June 30, 1998 and 1997. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .5


         Notes to Consolidated Financial Statements (unaudited). . . . . . . . . . . . . . . . . . . . . . . . 6


Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations. . . . . . . . . . . . . . . . . . . . . . . . . . . . .11


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16

Item 5.   Other Information. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16

Item 6.   Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 16


SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 17

PART I. FINANCIAL INFORMATION
     Item 1.   Financial Statements

                              CYANOTECH CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                 (Dollars in thousands except per share amounts)
                                                                                   June 30,               March 31,
                                                                                      1998                   1998
Assets                                                                            (Unaudited)             (Audited)
                                                                                  -----------            ----------
Current assets:
     Cash and cash equivalents                                                    $      770             $   1,397
     Accounts receivable, net                                                          1,219                 1,246
     Inventories  (note 2)                                                             1,882                 2,229
     Prepaid expenses                                                                    116                    88
                                                                                  -----------            ----------
              Total current assets                                                     3,987                 4,960

Equipment and leasehold improvements, net (note 3)                                    20,260                20,544
Other assets                                                                             182                   163
                                                                                  -----------            ----------
              Total assets                                                        $   24,429             $  25,667
                                                                                  ===========            ==========
Current liabilities:
     Current maturities of long-term debt                                         $       50             $      50
     Note payable                                                                         90                   975
     Current maturities of capital lease obligations                                     119                   129
     Accounts payable                                                                    608                   938
     Other accrued liabilities                                                           250                   272
                                                                                  -----------            ----------
              Total current liabilities                                                1,117                 2,364

Long-term debt, excluding current maturities                                              50                    62
Note payable, refinanced on a long-term basis                                            675                     -
Obligations under capital leases, excluding current maturities                            44                    67
                                                                                  -----------            ----------
              Total liabilities                                                        1,886                 2,493
                                                                                  -----------            ----------
Stockholders' equity:
     Cumulative  preferred  stock,  Series  C, of  $.001  par
     value (aggregate involuntary liquidation preference $2,975
     ($5 per share),  plus  unpaid  cumulative  dividends).
     Authorized 5,000,000 shares; issued and outstanding
     595,031 shares at June 30, 1998 and March 31, 1998                                    1                     1
     Common Stock of $0.05 par value, authorized 25,000,000
     shares at June 30, 1998 and March 31, 1998; issued and
     outstanding 13,599,572 shares at June 30, 1998 and
     March 31, 1998                                                                       68                    68
     Additional paid-in capital                                                       23,866                23,866
     Accumulated deficit                                                              (1,392)                 (761)
                                                                                  -----------            ----------
              Total stockholders' equity                                              22,543                23,174
                                                                                  -----------            ----------

                    Total liabilities and stockholders' equity                    $   24,429             $  25,667
                                                                                  ===========            ==========

          See accompanying notes to consolidated financial statements.


                              CYANOTECH CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                                          Three Months Ended
                                                                                               June 30,
                                                                                  ---------------------------------
                                                                                    1998                    1997
                                                                                  ----------             ----------
NET SALES                                                                         $   1,763              $   1,774
COST OF PRODUCT SALES                                                                 1,584                    902
                                                                                  ----------             ----------
        Gross Profit                                                                    179                    872

OPERATING EXPENSES:
        Research and development                                                        222                    141
        General and administrative                                                      331                    331
        Sales and marketing                                                             257                    381
                                                                                  ----------             ----------
               Total operating expenses                                                 810                    853
                                                                                  ----------             ----------
        Income (loss) from operations                                                  (631)                    19
                                                                                  ----------             ----------
OTHER INCOME (EXPENSE):
        Interest income                                                                   2                    117
        Interest expense                                                                (35)                   (11)
        Other income (expense), net                                                      (7)                     -
                                                                                  ----------             ----------
                   Total other income (expense)                                         (40)                   106
                                                                                  ----------             ----------
                   Income (loss) before income taxes                                   (671)                   125
                   Income tax benefit                                                    40                      -
                                                                                  ----------             ----------
NET INCOME (LOSS)                                                                      (631)                   125
Other comprehensive income (loss)                                                         -                      -
                                                                                  ----------             ----------
COMPREHENSIVE INCOME (LOSS)                                                       $    (631)             $     125
                                                                                  ===========            ==========
NET INCOME (LOSS) PER COMMON SHARE
     Basic                                                                        $   (0.05)             $    0.00
     Diluted                                                                      $   (0.05)             $    0.00

SHARES USED IN CALCULATION OF:
     Basic                                                                           13,600                 12,804
     Diluted                                                                         13,600                 12,804

          See accompanying notes to consolidated financial statements.

                              CYANOTECH CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                          Three Months Ended
                                                                                               June 30,
                                                                                  ---------------------------------
                                                                                     1998                   1997
                                                                                  ----------             ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
          Net income (loss)                                                       $    (631)             $     125
          Adjustments to reconcile net income (loss) to net cash
          provided by (used in) operating activities:
                    Deferred income taxes                                                 -                    (20)
                    Depreciation and amortization                                        343                   201
                    Net (increase) decrease in:
                            Accounts receivable                                           27                 1,025
                            Inventories                                                  347                  (471)
                            Prepaid expenses and other assets                            (47)                  (58)
                    Net increase (decrease) in:
                            Accounts payable                                            (330)                   61
                            Other accrued liabilities                                    (22)                 (153)
                                                                                  -----------            ----------
Net cash provided by (used in) operating activities                                     (313)                  710
                                                                                  -----------            ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
          Investment in equipment and leasehold improvements                             (59)               (3,007)
                                                                                  -----------            ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
          Net proceeds from exercise of warrants and options                               -                    51
          Principal payments on note payable                                            (210)                    -
          Principal payments on capital lease obligations                                (33)                  (49)
          Principal payments on long-term debt                                           (12)                  (25)
                                                                                  -----------            ----------
Net cash used in financing activities                                                   (255)                  (23)
                                                                                  -----------            ----------

Net decrease in cash and cash equivalents                                               (627)               (2,320)
Cash and cash equivalents at beginning of period                                       1,397                 2,775
                                                                                  -----------            ----------

Cash and cash equivalents at end of period                                        $      770             $     455
                                                                                  ===========            ==========


          See accompanying notes to consolidated financial statements.

                              CYANOTECH CORPORATION
                                    FORM 10-Q
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1998
                                   (Unaudited)

1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements and notes should be read in conjunction with the Company's consolidated financial statements contained in the Company's previously filed report on Form 10-K for the year ended March 31, 1998.

         The Company consolidates enterprises in which it has a controlling financial interest. The accompanying consolidated financial statements include the accounts of Cyanotech Corporation and its wholly-owned subsidiaries, Nutrex, Inc. and Cyanotech International FSC, Inc. All significant intercompany balances and transactions have been eliminated in consolidation. While the financial information furnished for the three month period ended June 30, 1998 is unaudited, the statements in this report reflect all material items which, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the dates of the consolidated balance sheets. The operating results for the interim period presented are not necessarily indicative of the results that may be expected for the year ending March 31, 1999.

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


2.       INVENTORIES

         Inventories are stated at the lower of cost (which approximates first-in, first-out) or market and consist of the following (dollars in thousands):

                                                 June 30, 1998        March 31, 1998
                                                 -------------        --------------
               Raw materials                     $          79        $          103
               Work in process                             332                   362
               Finished goods                            1,227                 1,524
               Supplies                                    244                   240
                                                 -------------        --------------
                                                 $       1,882        $        2,229
                                                 =============        ==============

                                        6

3.       EQUIPMENT AND LEASEHOLD IMPROVEMENTS

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


         Equipment                                                 3 to 10 years
         Leasehold improvements            Remaining lease term (10 to 28 years)
         Furniture and fixtures                                          7 years
         Equipment under capital lease                 Lease term (3 to 5 years)


         Equipment and leasehold  improvements consist of the following (dollars
         in thousands):
                                                            June 30, 1998      March 31, 1998
                                                            -------------      --------------
         Equipment                                          $       7,931       $       7,791
         Leasehold improvements                                    13,288              13,285
         Furniture and fixtures                                        94                  94
         Equipment under capital lease                                569                 569
                                                            --------------      --------------
                                                                   21,882              21,739
                                                            --------------      --------------
         Less accumulated depreciation and amortization            (5,050)             (4,707)
         Construction in-progress                                   3,428               3,512
                                                            --------------      --------------
         Equipment and leasehold improvements, net          $      20,260       $      20,544
                                                            ==============      ==============

4.       SERIES C PREFERRED STOCK

         Series C preferred stock is convertible into common stock at the rate of one share of preferred stock for five shares of common stock through February 23, 2000, after which date the conversion feature is no longer applicable. Series C preferred stock has voting rights equal to the number of shares of common stock into which it is convertible and has a preference in liquidation over all other series of preferred stock of $5 per share plus any accumulated but unpaid dividends. Holders of Series C preferred stock are entitled to 8% cumulative annual dividends at the rate of $.40 per share; cumulative dividends in arrears as of June 30, 1998 amount to $2,120 ($3.563 per share). Upon conversion of Series C preferred stock, cumulative dividends in arrears on converted shares are no longer payable. The consent of Series C preferred stockholders is required to modify their present rights or sell all or substantially all of the Company's assets.

5.       EARNINGS PER SHARE

         The company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") during the quarter ended December 31, 1997. All prior period earnings per share information has been restated to reflect the provisions of SFAS No. 128.

         For the three months ended June 30, 1998 and 1997, warrants and options to purchase Common Stock shares of the Company and convertible preferred stock were outstanding, but were not included in the compu-tation of Diluted net income (loss) per common share because the inclusion of these securities would have had an antidilutive effect on the net income (loss) per common share. As of June 30, 1998, warrants and options to acquire 638,425 shares of the Company's common stock and preferred stock convertible into 2,975,155 shares of the Company's common stock were outstanding.

         Following is a reconciliation of the numerators and denominators of the Basic and Diluted EPS computations for the periods presented (in thousands except share data):

                                                                                       June 30,               June 30,
     Basic Earnings per share                                                            1998                   1997
                                                                                  -------------          -------------
     Net income (loss)                                                            $       (631)          $        125
     Less: Requirement for Preferred Stock dividends                                       (60)                   (73)
                                                                                  -------------          -------------
     Income (loss) available to Common stockholders                               $       (691)          $         52
                                                                                  =============          =============
     Weighted average Common Shares outstanding                                     13,599,572             12,803,790
                                                                                  =============          =============
     Net Income (loss) per Common Share                                           $      (0.05)          $       0.00
                                                                                  =============          =============
     Diluted Earnings per share

     Income (loss) available to Common stockholders                               $       (691)          $         52
     Plus: Requirement for Preferred Stock dividends                                         -                      -
                                                                                  -------------          -------------
     Net income (loss) available to Common stockholders as adjusted               $       (691)          $         52

                                                                                  =============          =============
     Weighted average Common Shares outstanding                                     13,599,572             12,803,790
     Effect of dilutive securities:
          Stock options and warrants                                                         -                       -
          Convertible preferred stock                                                        -                       -
                                                                                  -------------          --------------
     Weighted average Common Shares outstanding as adjusted                         13,599,572              12,803,790
                                                                                  =============          ==============
     Net income (loss) per Common Share                                           $      (0.05)          $        0.00
                                                                                  =============          ==============

6.       ACCOUNTING CHANGES

         COMPREHENSIVE INCOME. In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The Company adopted the provisions of SFAS No. 130 effective April 1, 1998. SFAS No. 130 requires reclassification of financial statements for earlier periods provided for comparative purposes. Adoption of SFAS No. 130 did not affect the Company's reported financial information.

         SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 is effective for periods beginning after December 15, 1997. The Company adopted the provisions of SFAS No. 131 effective April 1, 1998. SFAS No. 131 requires restatement of comparative information presented for earlier periods. Adoption of SFAS No. 131 had no impact on the Company's segment disclosures.

         EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENE-FITS. In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which amends the disclosure requirements of SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." SFAS No. 132 addresses disclosure only and does not change any of the measurement or recog-nition provisions provided for in SFAS Nos. 87, 88 or 106. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997 and requires restatement of comparative information presented for earlier periods. The Company will adopt the provisions of SFAS No. 132 for its fiscal year 1999 financial statements.

         ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management does not expect adoption of SFAS No. 133 will have a material effect on the Company's financial condition, results of operations or liquidity.

         ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE. In March 1998, the American Institute of Certified Public Accountants ("AICPA") Accounting Standards Executive Committee issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which requires that certain costs, including certain payroll and payroll-related costs, be capitalized and amortized over the estimated useful life of the software. The provisions of SOP 98-1 are effective for fiscal years beginning after December 15, 1998. The company has not determined when it will adopt SOP 98-1. Management does not expect that adoption of SOP 98-1 will have a material effect on the Company's financial condition, results of operations or liquidity.

         REPORTING ON THE COSTS OF START-UP ACTIVITIES. In April 1998, the AICPA Accounting Standards Executive Committee issued SOP 98-5, "Reporting on the Costs of Start-up Activities." SOP 98-5 requires that costs of start-up activities, including organization costs, be expensed as incurred. The provisions of SOP 98-5 are effective for fiscal years beginning after December 15, 1998 and earlier application is encouraged. The Company has not determined when it will adopt SOP 98-5. Management does not expect that adoption of SOP 98-5 will have a material effect on the Company's financial condition, results of operations or liquidity.

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


Results of Operations

         The following table sets forth certain consolidated statement of operations data as a percentage of net sales for the periods indicated:

                                                                        Three Months Ended
                                                                             June 30,
                                                                    1998                 1997
                                                                 ----------          ----------
               Net Sales                                            100.0  %             100.0 %
               Cost of product sales                                 89.8                 50.8
                                                                 ----------          ----------

                    Gross profit                                     10.2                 49.2
                                                                 ----------          ----------

               Operating expenses:
                    Research and development                         12.6                  7.9
                    General and administrative                       18.8                 18.7
                    Sales and marketing                              14.6                 21.5
                                                                 ----------          ----------
                    Total operating expenses                         46.0                 48.1
                                                                 ----------          ----------
                    Income (loss) from operations                   (35.8)                 1.1
                                                                 ----------          ----------

               Other income (expense):
                    Interest income                                   0.1                  6.6
                    Interest expense                                 (2.0)                (0.6)
                    Other income (expense), net                      (0.4)                   -
                                                                 ----------          ----------

                    Total other income (expense)                     (2.3)                 6.0
                                                                 ----------          ----------

                    Income (loss) before income taxes               (38.1)                 7.1
                    Income tax benefit                                2.3                    -
                                                                 ----------          ----------

               Net Income (Loss)                                    (35.8)                  7.1
               Other comprehensive income (loss)                        -                     -
                                                                 ----------          ----------
               Comprehensive income (Loss)                          (35.8) %                7.1 %
                                                                 ==========          ==========


First Quarter of Fiscal 1999 Compared to First Quarter of Fiscal 1998

Net Sales

         Net sales for the three month period ended June 30, 1998 decreased slightly. This decrease is primarily due to lower sales of bulk Spirulina powder and tablets, offset by an increase in sales of NatuRose(TM), our natural astaxanthin product.

         International sales represented 50% and 34% of total net sales for the three month periods ended June 30, 1998 and 1997, respectively. This increase was due to sales to new customers, including those for NatuRose, resulting from our expanded NatuRose marketing efforts in fiscal 1998.

Gross Profit

         Gross profit represents net sales less the cost of goods sold, which includes the cost of materials, manufacturing overhead costs, direct labor expenses and depreciation and amortization. Gross profit decreased 79% to $179,000 for the three month period ended June 30, 1998, from $872,000 in the comparable period of fiscal 1998. Our gross profit margin decreased to 10% for the three month period ended June 30, 1998, compared to 49% for the comparable period of fiscal 1998. This decrease in gross profit margin from the prior year period is primarily attributable to negative margins on sales of NatuRose caused by high initial production costs of the product, plus one-time costs incurred to optimize the NatuRose production process. Also contributing to lower gross profit were higher depreciation expense and additional costs incurred in re-starting previously idled Spirulina culture ponds.

Operating Expenses

         Operating expenses were $810,000 during the three month period ended June 30, 1998, a decrease of 5% from $853,000 in the comparable period of fiscal 1998. This decrease was primarily due to decreased sales and marketing expenses, partially offset by increased research and development costs.

         Research and Development. Research and development expenses amounted to $222,000 for the three month period ended June 30, 1998, an increase of 57% from $141,000 for the comparable period of fiscal 1998. This increase from the prior year was primarily due to higher personnel related expenditures for the ongoing development work done on our genetically engineered mosquitocide project.

         Sales and Marketing. Sales and marketing expenses amounted to $257,000 for the three month period ended June 30, 1998, a decrease of 33% from $381,000 for the comparable period of fiscal 1998. This decrease from the prior year is primarily due to reduced expenditures during the three month period ended June 30, 1998 for outside consulting services, decreased trade show costs and travel expenses, and decreased sales personnel costs.

Other Income (Expense)

         Other expense amounted to $40,000 for the first three months of fiscal 1999, compared to other income of $106,000 for the comparable period of fiscal 1998. This fluctuation is primarily attributable to a decrease in interest income on investment securities and an increase in interest expense due to higher average outstanding balances for notes payable.

Income Taxes

         The Company presently expects that its fiscal year 1999 results will require a provision for Hawaii State income taxes. Accordingly, an interperiod tax benefit of $40,000 has been recorded for the three months ended June 30, 1998.

Net Income (Loss)

         The Company recorded a net loss after taxes of $631,000 for the first quarter of fiscal 1999, compared to net income of $125,000 for the comparable period of fiscal 1998. This decrease in net income is primarily attributable to lower sales of Spirulina powder and tablets, negative margins on sales of NatuRose and the effect of unfilled orders for Spirulina caused by the delay in restarting culture ponds previously idled.


Variability of Results

         The Company has experienced quarterly fluctuations in operating results and anticipates that these fluctuations may continue in future periods. Future operating results may fluctuate as a result of changes in sales levels to the Company's largest customers, new product introductions, government action, weather patterns, the mix between sales of bulk products and packaged consumer products, start-up costs associated with new facilities, expansion into new markets, sales promotions, competition, increased energy costs, the announcement or introduction of new products by competitors, changes in the Company's customer mix, overall trends in the market for Spirulina and astaxanthin products, and other factors. A significant portion of the Company's expense levels are relatively fixed, and the timing of increases in expense levels is based in large part on forecasts of future sales. If net sales are below expectations in any given period, the adverse impact on results of operations may be magnified by an inability to adjust spending quickly enough to compensate for the sales shortfall. The Company may also choose to reduce prices or increase spending in response to market conditions, which may have a material adverse effect on financial condition and results of operations.


Liquidity and Capital Resources

         Our working capital increased $274,000 during the first three months of fiscal 1999 to $2,870,000 primarily due to the refinancing of a note payable, $675,000 of which was previously classified as a current liability at March 31, 1998. Our cash and cash equivalents balances decreased by $627,000 to $770,000 and is primarily attributable to cash flows used in operating and financing activities of $313,000 and $255,000, respectively.

         Cash used in operating activities during the first three months of fiscal 1999 amounted to $313,000 compared to cash provided by operating activities of $710,000 in the comparable period of fiscal 1998. The primary uses of cash flows from operating activities during the first three months of fiscal 1999 were the net loss of $631,000 and a reduction in accounts payable of $330,000, offset in part by a decrease in inventories of $347,000 and depreciation and amortization of $343,000.

         Cash used in investing activities (for capital expenditures) during the first three months of fiscal 1999 amounted to only $59,000 compared to $3,007,000 for the comparable period of fiscal 1998.

         Cash used in financing activities during the first three months of fiscal 1999 amounted to $255,000, compared to $23,000 in fiscal 1998. The primary uses of cash flows in financing activities during the first quarter of fiscal 1999 were for principal payments on a note payable, capital lease obligations and long-term debt.

         As of March 31, 1998, the Company had agreed with a construction contractor to resume work on a suspended expansion project on or before January 1, 1999 in a reasonable and customary manner in accordance with the terms of the contract and at a minimum billable rate of $150,000 per month. The remaining balance on the construction contract is approximately $1.9 million. If work does not resume on or before January 1, 1999, the contract will be considered to have been terminated by Cyanotech. Assertion by the contractor of its termination rights could have a material adverse effect on the Company's financial condition, results of operations or liquidity. Total costs incurred as of June 30, 1998 with respect to this expansion project approximate $2,643,000. Management expects to resume work on the project, on or before January 1, 1999.


Year 2000 Compliance

         The Company has completed a comprehensive review of its computer systems to identify the systems that could be affected by the "Year 2000" issue and has developed an implementation plan, to be completed by the end of fiscal 1999, to resolve the issue. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Company believes that, with modifications to existing software and converting to new software, the Year 2000 problem will not pose significant operational problems for the Company's computer systems as so modified and converted. The costs of such modifications and conversions are not expected to be material. However, if such modifications and conversions are not completed in a timely manner, the Year 2000 problem may have a material impact on the operations of the Company.


Subsequent Event

         On July 28, 1998, the Company entered into a Loan and Security Agreement with a lender which provides for up to $3 million in credit facilities, secured by all the assets of the Company. The credit facility includes working capital loans on a revolving basis, subject to the availability of eligible accounts receivable and inventory, a sub-limit term loan of up to $750,000 (amortized over sixty months) secured by eligible machinery and equipment, and a sub-limit term loan of up to $2 million (amortized over sixty months and subject to the Company achieving and maintaining specific levels of financial performance) for the acquisition of new machinery and equipment. On the closing date of the loan, August 5, 1998, the Company drew down $750,000 on the equipment term loan and approximately $250,000 on the revolving working capital facility. The interest rate on the credit facility is prime plus 2.5% (currently 11%) until the Company achieves certain financial performance levels, at which time the interest rate will decrease to prime plus 1.25%. Approximately $675,000 of the aggregate loan proceeds were used to retire a short-term note payable, and the remaining $325,000 was used for working capital purposes. The portion of the short-term note payable retired using the loan proceeds of $675,000 has been classified as a non-current liability in the consolidated balance sheet at June 30, 1998.

Outlook

         This outlook section contains a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially. See also the note at the beginning of this Item 2.

         The Company believes that it has resolved the Spirulina production problems which resulted from restarting the Spirulina culture ponds that were idle from December 1997 to February 1998. At June 30, 1998 Spirulina production had returned to 90% of full capacity compared to the full production capacity achieved in the comparable period of fiscal 1998. We plan to balance Spirulina production with NatuRose production resources to meet our customers' require-ments during the remainder of fiscal 1999. On July 7, 1998, we received a purchase contract from our agent in Japan for a minimum commitment of $1.5 million of NatuRose, our natural astaxanthin product, over the 12 months ending May 31, 1999. As a result of increasing acceptance and promotion, we expect second quarter sales of NatuRose to be approximately $500,000. Gross profit margin for NatuRose is currently negative due to the high initial production costs, but is expected to improve as current high-cost inventory is reduced. Gross profit margin on NatuRose production is expected to improve as we optimize processing systems and production throughput; however, the higher costs related to production of NatuRose may persist into the near future.

         Research and development costs are expected to increase throughout this fiscal year as we continue to optimize the PhytoMax PCS(sm) technology, continue the research and development activities directed at the genetically engineered mosquitocide project and begin work on production of Aldolase Catalytic Antibody 38C2 as a result of our April 1998 agreement with The Scripps Research Institute.

         Cyanotech's strategy has been, and continues to be, to produce higher value natural products from microalgae. To continue the implementation of this strategy, we have broadened our product offerings with the addition of NatuRose, our natural astaxanthin product, and are continuing development work on the genetically-engineered mosquitocide project which we plan to have in limited production for worldwide testing by the end of the current fiscal year. Additionally, development work is scheduled to begin in the second quarter on production of Aldolase Catalytic Antibody 38C2. We are continuing our emphasis on selling higher value packaged Spirulina consumer products over Spirulina bulk products as well as exploring and developing new markets for our bulk products.

         The Company's future results of operations and the other forward-looking statements contained in this Outlook, in particular the statements regarding revenues, gross margin, research and development, and capital spending, involve a number of risks and uncertainties. In addition to the factors discussed above, among the other factors that could cause actual results to differ materially are the following: business conditions and growth in the natural products industry and in the general economy; changes in customer order patterns, and changes in demand for natural products in general; changes in weather conditions; competitive factors, such as competing Spirulina producers increasing their production capacity and their impact on world market prices for Spirulina; government actions; shortage of manufacturing capacity; and other factors beyond our control.

         Cyanotech believes that it has the product offerings, facilities, personnel, and competitive and financial resources for continued business success, but future revenues, costs, margins and profits are all influenced by a number of factors, as discussed above, all of which are inherently difficult to forecast.

PART II.       OTHER INFORMATION

Item 1.        Legal Proceedings

               On July 13, 1998, the Company filed a complaint in United States District Court for the District of Hawaii (Case No. CV98-00600) against Aquasearch, Inc. ("Aquasearch"), seeking declaratory judgement of patent noninfringement, patent invalidity, and non-misappropriation of trade secrets relating to closed culture production of astaxanthin. The complaint was filed in response to assertions by Aquasearch regarding their alleged intellectual property rights. Aquasearch has not yet responded to the com-plaint. The Company intends to pursue this litigation vigorously.

Item 5. Pursuant to SEC Rule 14a-4(c)(1) management proxies for the 1999 Annual Meeting of Stockholders will exercise their discretionary authority to be presented at such meeting of which the Registrant has not received notice by June 12, 1999.

Item 6.        Exhibits and Reports on Form 8-K

               (a)      The following exhibits are furnished with this report:

                        Exhibit 10.1 - Loan and Security Agreement  and Schedule
                                       to the  Loan and Security Agreement dated
                                       July 28, 1998 between the registrant and Coast Business Credit.

                        Exhibit 27.1 - Financial Data Schedule

               (b)      Reports on Form 8-K

                        No reports on Form 8-K were filed during the quarter ended June 30, 1998.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    CYANOTECH CORPORATION (Registrant)



August 13 , 1998                     By: /s/Gerald R. Cysewski
---------------                         ------------------------------
    (Date)                                 Gerald R. Cysewski
                                           Chairman of the Board,
                                           President and Chief Executive Officer



                                    By: /s/Ronald P. Scott
                                        ------------------------------
                                           Ronald P. Scott
                                           Executive Vice President - Finance &
                                           Administration
                                           (Principal Financial and
                                            Accounting Officer)