Form 10-Q
period 1998-09-30
CYANOTECH CORP
filed 1998-11-13
CIK 768408

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For Quarterly Period Ended September 30, 1998

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



     Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes xx No___


           Number of common shares outstanding as of October 31, 1998:

              Title of Class                                Shares Outstanding

       Common stock - $.005 par value stock                      13,603,572

                              CYANOTECH CORPORATION
                                    FORM 10-Q

                                      INDEX

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements                                                                                Page

         Consolidated Balance Sheets (unaudited)
                  September 30, 1998 and March 31, 1998 . . . . . . . . . . . . . . . . . . . . . . . . . . . .3

         Consolidated Statements of Operations (unaudited)
                  Three and six month periods ended
                  September 30, 1998 and 1997. . . . . . . . . . . . . . . . .  . . . . . . . . . . . . . . . .4

         Consolidated Statements of Cash Flows (unaudited)
                  Six month periods ended
                  September 30, 1998 and 1997. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 5

         Notes to Consolidated Financial Statements (unaudited). . . . . . . . . . . . . . . . . . . . . . . . 6

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 11


PART II.  OTHER INFORMATION

Item 1.           Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 18

Item 4.           Submission of Matters to a Vote of Security Holders. . . . . . . . . . . . . . . . . . . . .18

Item 5.           Other Information. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .18

Item 6.           Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 18



SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 19


PART I. FINANCIAL INFORMATION
     Item 1.   Financial Statements
                                                 CYANOTECH CORPORATION
                                              CONSOLIDATED BALANCE SHEETS
                                   (Dollars in thousands, except per share amounts)
                                                                                 September 30,              March 31,
                                                                                      1998                    1998
Assets                                                                            (Unaudited)               (Audited)
Current assets:                                                                 --------------           --------------
     Cash and cash equivalents                                                  $         345            $      1,397
     Accounts receivable, net                                                           1,187                   1,246
     Inventories  (note 2)                                                              2,267                   2,229
     Prepaid expenses                                                                      94                      88
                                                                                --------------           --------------
              Total current assets                                                      3,893                   4,960

Equipment and leasehold improvements, net (note 3)                                     20,146                  20,544
Other assets                                                                              278                     163
                                                                                --------------           --------------
              Total assets                                                      $      24,317            $     25,667
                                                                                ==============           ==============

Liabilities and Stockholders' Equity
Current liabilities:
     Current maturities of long-term debt                                       $         200            $          50
     Short-term revolving line of credit                                                  209                        0
     Note payable                                                                           0                      975
     Current maturities of capital lease obligations                                      129                      129
     Accounts payable                                                                     788                      938
     Other accrued liabilities                                                            277                      272
                                                                                --------------           --------------
              Total current liabilities                                                 1,603                    2,364

Long-term debt, excluding current maturities                                              612                       62
Obligations under capital leases, excluding current maturities                              1                       67
                                                                                --------------           --------------
              Total liabilities                                                         2,216                    2,493

Stockholders' equity:
     Cumulative  preferred  stock,  Series C, of  $.001  par  value
     (aggregate  involuntary liquidation  preference $2,975 ($5 per share), plus unpaid cumulative dividends). Authorized 5,000,000 shares; issued and outstanding 595,031 shares at September 30,
     1998 and March 31, 1998                                                               1                        1
     Common Stock of $0.05 par value, authorized 25,000,000 shares;
     issued and outstanding 13,603,572 shares at September 30, 1998
     and 13,599,572 shares at  March 31, 1998                                              68                       68
     Additional paid-in capital                                                        23,866                   23,866
     Accumulated deficit                                                               (1,834)                    (761)
                                                                                --------------           --------------
              Total stockholders' equity                                               22,101                   23,174
                                                                                --------------           --------------
                    Total liabilities and stockholders' equity                  $      24,317            $      25,667
                                                                                ==============           ==============


          See accompanying notes to consolidated financial statements.

                              CYANOTECH CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                  Three Months Ended                  Six Months Ended
                                                                    September 30,                      September 30,
                                                                1998           1997                1998           1997
                                                            ------------   ------------        ------------   ------------
NET SALES                                                   $     1,525    $     2,053         $     3,288    $     3,827
COST OF PRODUCT SALES                                             1,124          1,168               2,708          2,070
                                                            ------------   ------------        ------------   ------------
        Gross Profit                                                401            885                 580          1,757
                                                            ------------   ------------        ------------   ------------

OPERATING EXPENSES:
        Research and development                                    245            173                 467            314
        General and administrative                                  358            375                 689            706
        Sales and marketing                                         242            410                 499            791
                                                            ------------   ------------        ------------   ------------
        Total operating expenses                                    845            958               1,655          1,811
                                                            ------------   ------------        ------------   ------------
        Loss from operations                                       (444)           (73)             (1,075)           (54)
                                                            ------------   ------------        ------------   ------------

OTHER INCOME (EXPENSE):
        Interest income                                               1             35                   3            152
        Interest expense                                            (35)           (16)                (70)           (27)
        Other income (expense), net                                   2              -                  (5)             -
                                                            ------------   ------------        ------------   ------------

                   Total other income (expense)                     (32)            19                 (72)           125
                                                            ------------   ------------        ------------   ------------

                   Income (loss) before income taxes               (476)           (54)             (1,147)            71
                   Income taxes                                      34              -                  74              -
                                                            ------------   ------------        ------------   ------------
NET INCOME (LOSS)                                                  (442)           (54)             (1,073)            71

Other comprehensive income                                            -              -                   -              -
                                                            ------------   ------------        ------------   ------------
COMPREHENSIVE INCOME (LOSS)                                 $      (442)   $       (54)        $    (1,073)   $        71
                                                            ============   ============        ============   ============

NET LOSS PER COMMON SHARE

     Basic                                                  $     (0.04)   $     (0.01)         $    (0.09)   $     (0.01)
     Diluted                                                $     (0.04)   $     (0.01)         $    (0.09)   $     (0.01)


SHARES USED IN CALCULATION OF:
     Basic                                                       13,600         12,852              13,600         12,830
     Diluted                                                     13,600         12,852              13,600         12,830



          See accompanying notes to consolidated financial statements.

                              CYANOTECH CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                                                 Six Months Ended
                                                                                                   September 30,
                                                                                         1998                     1997
                                                                                     ------------             ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
          Net income (loss)                                                          $    (1,073)             $        71
          Adjustments to reconcile net income (loss) to net cash
          provided by (used in) operating activities:
                    Deferred income taxes                                                      -                      (38)
                    Depreciation and amortization                                             687                     434
                    Amortization of debt issue costs                                            6                       -
                    Net (increase) decrease in:
                            Accounts receivable                                                59                     853
                            Inventories                                                       (38)                   (873)
                            Prepaid expenses and other assets                                 (24)                   (116)
                    Net increase (decrease) in:
                            Accounts payable                                                 (150)                    410
                            Other accrued liabilities                                           5                     (69)
                                                                                     -------------            ------------

Net cash provided by (used in) operating activities                                          (528)                    672
                                                                                     -------------            ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
          Investment in equipment and leasehold improvements                                 (289)                 (5,460)
          Proceeds from sales of investment securities                                          -                   2,454
                                                                                     -------------            ------------
Net cash used in investing activities                                                        (289)                 (3,006)
                                                                                     -------------            ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
          Net proceeds from exercise of warrants and options                                    -                      63
          Debt issue costs paid                                                              (103)                      -
          Proceeds from issuance of long-term debt                                            750                       -
          Principal payments on long-term debt                                                (25)                    (50)
          Borrowings on short-term revolving line of credit, net                              184                       -
          Principal payments on note payable                                                 (975)                      -
          Principal payments on capital lease obligations                                     (66)                   (108)
                                                                                     -------------            ------------

Net cash used in financing activities                                                        (235)                    (95)
                                                                                     -------------            ------------

Net decrease in cash and cash equivalents                                                  (1,052)                 (2,429)
Cash and cash equivalents at beginning of period                                            1,397                   2,775
                                                                                     -------------            ------------

Cash and cash equivalents at end of period                                           $        345             $       346
                                                                                     =============            ============


          See accompanying notes to consolidated financial statements.

                              CYANOTECH CORPORATION
                                    FORM 10-Q
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1998
                                   (Unaudited)

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

         The Company consolidates enterprises in which it has a controlling financial interest. The accompanying consolidated financial statements include the accounts of Cyanotech Corporation and its wholly-owned subsidiaries, Nutrex, Inc. and Cyanotech International FSC, Inc. All significant intercompany balances and transactions have been eliminated in consolidation. While the financial information furnished for the three and six month periods ended September 30, 1998 is unaudited, the statements in this report reflect all material items which, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the dates of the consolidated balance sheets. The operating results for the interim period presented are not necessarily indicative of the results that may be expected for the year ending March 31, 1999.

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


2.       INVENTORIES

         Inventories are stated at the lower of cost (which approximates first-in, first-out) or market and consist of the following (dollars in thousands):

                                                  September 30, 1998              March 31, 1998
                                                  ------------------            ----------------
               Raw materials                      $               54            $            103
               Work in process                                   324                         362
               Finished goods                                  1,658                       1,524
               Supplies                                          231                         240
                                                  ------------------            ----------------
                                                  $            2,267            $          2,229
                                                  ==================            ================

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

         Equipment                                                             3 to 10 years
         Leasehold improvements                         Remaining lease term (10 to 28 years)
         Furniture and fixtures                                                      7 years
         Equipment under capital lease                              Lease term (3 to 5 years)


         Equipment and leasehold improvements consist of the following (dollars in thousands):

                                                            September 30, 1998             March 31, 1998
                                                            ------------------           -----------------
         Equipment                                          $           7,952            $          7,791
         Leasehold improvements                                        13,311                      13,285
         Furniture and fixtures                                            94                          94
         Equipment under capital lease                                    569                         569
                                                            ------------------           -----------------
                                                                       21,926                      21,739
         Less accumulated depreciation and amortization                (5,394)                     (4,707)
         Construction in-progress                                       3,614                       3,512
                                                            ------------------           -----------------
         Equipment and leasehold improvements, net          $          20,146            $         20,544
                                                            ==================           =================

         Construction in-progress includes costs incurred with respect to a suspended production facility expansion project. As of March 31, 1998, the Company had agreed with a construction contractor to resume work on the suspended expansion project on or before January 1, 1999 in a reasonable and customary manner in accordance with the terms of the contract and at a minimum billable rate of $150 per month. Total costs incurred as of September 30, 1998 with respect to this expansion project approximate $2,643.

4.       SERIES C PREFERRED STOCK

         Series C preferred stock is convertible into common stock at the rate of one share of preferred stock for five shares of common stock through February 23, 2000, after which date the conversion feature is no longer applicable. Series C preferred stock has voting rights equal to the number of shares of common stock into which it is convertible and has a preference in liquidation over all other series of preferred stock of $5 per share plus any accumulated but unpaid dividends. Holders of Series C preferred stock are entitled to 8% cumulative annual dividends at the rate of $.40 per share; cumulative dividends in arrears as of September 30, 1998 amount to $2,180 ($3.663 per share). Upon conversion of Series C preferred stock, cumulative dividends in arrears on converted shares are no longer payable. The consent of Series C preferred stockholders is required to modify their present rights or sell all or substantially all of the Company's assets.

5.       EARNINGS PER SHARE

         The company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") during the quarter ended December 31, 1997. All prior period earnings per share information has been restated to reflect the provisions of SFAS No. 128.

         For the three and six months ended September 30, 1998 and 1997, warrants and options to purchase Common Stock shares of the Company and convertible preferred stock were outstanding, but were not included in the computation of Diluted net loss per common share because the inclusion of these securities would have had an antidilutive effect on the net loss per common share. As of September 30, 1998, warrants and options to acquire 638,925 shares of the Company's common stock and preferred stock convertible into 2,975,155 shares of the Company's common stock were outstanding.

         Following is a reconciliation of the numerators and denominators of the Basic and Diluted EPS computations for the periods presented (in thousands except share data):

                                                          Three Months Ended                            Six Months Ended
BASIC EARNINGS PER SHARE                                    September 30,                                 September 30,
                                                        1998               1997                      1998                 1997
                                                  ---------------     ---------------          ---------------     ---------------
Net income (loss)                                 $         (442)     $          (54)          $       (1,073)     $           71
Less: Requirement for Preferred Stock
dividends                                                    (59)                (73)                    (119)               (146)
                                                  ---------------     ---------------          ---------------     ---------------
Loss to Common stockholders                       $         (501)     $         (127)          $       (1,192)     $          (75)
                                                  ===============     ===============          ===============     ===============

Weighted average Common Shares outstanding            13,600,143          12,851,730               13,599,858          12,829,787
                                                  ===============     ===============          ===============     ===============
Net Loss per Common Share                         $        (0.04)     $        (0.01)          $        (0.09)     $        (0.01)
                                                  ===============     ===============          ===============     ===============
DILUTED EARNINGS PER SHARE

Loss to Common stockholders                       $         (501)     $         (127)          $       (1,192)     $          (75)
Plus: Requirement for Preferred Stock
dividends                                                      -                   -                        -                   -
                                                  ---------------     ---------------          ---------------     ---------------
Loss to Common stockholders, as adjusted          $         (501)     $         (127)          $       (1,192)     $          (75)
                                                  ===============     ===============          ===============     ===============

Weighted average Common Shares outstanding            13,600,143          12,851,730               13,599,858          12,829,787
Effect of dilutive securities:
     Stock options and warrants                                -                   -                        -                   -
     Convertible preferred stock                               -                   -                        -                   -
                                                  ---------------     ---------------          ---------------     ---------------
Weighted average Common Shares
outstanding, as adjusted                              13,600,143          12,851,730               13,599,858          12,829,787
                                                  ===============     ===============          ===============     ===============
Net loss per Common Share                         $        (0.04)     $        (0.01)          $        (0.09)     $        (0.01)
                                                  ===============     ===============          ===============     ===============

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

         Employers' Disclosures about Pensions and Other Postretirement Benefits. In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which amends the disclosure requirements of SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." SFAS No. 132 addresses disclosure only and does not change any of the measurement or recognition provisions provided for in SFAS Nos. 87, 88 or 106. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997 and requires restatement of comparative information presented for earlier periods. The Company will adopt the provisions of SFAS No. 132 for its fiscal year 1999 financial statements.

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

7.       CONTINGENCY

         On July 13, 1998, the Company filed a complaint in United States District Court for the District of Hawaii (Case No. CV98-00600) against Aquasearch, Inc. ("Aquasearch"), seeking declaratory judgement of patent noninfringement, patent invalidity, and non-misappropriation of trade secrets relating to closed culture production of astaxanthin. The complaint was filed in response to assertions by Aquasearch regarding their alleged intellectual property rights. Aquasearch has answered the complaint and filed counter claims alleging patent infringement, trade secret misappropriation, unfair competition and breach of contract. The Company is pursuing this litigation vigorously. In the opinion of management, the ultimate disposition of this matter will not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

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

RESULTS OF OPERATIONS

         The following table sets forth certain consolidated statement of operations data as a percentage of net sales for the periods indicated:

                                                                  Three Months Ended            Six Months Ended
                                                                     September 30,                September 30,
                                                                   1998        1997              1998        1997
                                                                 --------    --------          --------    --------
               Net Sales                                          100.0 %     100.0 %           100.0 %     100.0 %
               Cost of product sales                               73.7        56.9              82.4        54.1
                                                                 --------    --------          --------    --------
                         Gross profit                              26.3        43.1              17.6        45.9
                                                                 --------    --------          --------    --------
               Operating expenses:
                         Research and development                  16.1         8.4              14.2         8.2
                         General and administrative                23.4        18.2              20.9        18.4
                         Sales and marketing                       15.9        20.0              15.2        20.7
                         Total operating expenses                  55.4        46.6              50.3        47.3
                                                                 --------    --------          --------    --------
                         Loss from operations                     (29.1)       (3.5)            (32.7)       (1.4)
                                                                 --------    --------          --------    --------
               Other income (expense):
                         Interest income                            0.1         1.7               0.1         4.0
                         Interest expense                          (2.3)       (0.8)             (2.1)       (0.7)
                         Other income (expense), net                0.1          -               (0.2)         -
                                                                 --------    --------          --------    --------

                         Total other income (expense)              (2.1)        0.9              (2.2)        3.3
                                                                 --------    --------          --------    --------

                         Income (loss)
                         before income taxes                      (31.2)        2.6             (34.9)        1.9
                         Income taxes                               2.2          -                2.3          -
                                                                 --------    --------          --------    --------

               Net income (loss)                                  (29.0)       (2.6)            (32.6)         1.9
               Other comprehensive income                             -          -                 -            -
                                                                 --------    --------          --------    --------
               Comprehensive income (loss)                        (29.0)%      (2.6)%           (32.6)%        1.9%
                                                                 ========    ========          ========    ========


                                       11

SECOND QUARTER OF FISCAL 1999 COMPARED TO SECOND QUARTER OF FISCAL 1998

Net Sales

         Net sales for the three month period ended September 30, 1998 decreased 26% to $1,525,000 from $2,053,000 in the comparable period of fiscal 1998. This decrease in net sales is primarily due to reduced sales of bulk Spirulina and packaged consumer products.

         International sales represented 37% and 34% of total net sales for the three month periods ended September 30, 1998 and 1997, respectively.

         Anticipated sales of NatuRose(TM) during the quarter were delayed due to the cancellation of our sales agreement with a distributor in Japan. The Company has established new sales arrangements in Japan and continues to see a significant opportunity there. Total annual astaxanthin usage by the specialty fish market in Japan is estimated to exceed $30 million.

Gross Profit

         Gross profit represents net sales less the cost of goods sold, which includes the cost of materials, manufacturing overhead costs, direct labor expenses and depreciation and amortization. Gross profit decreased 55% to $401,000 for the three month period ended September 30, 1998, from $885,000 in the comparable period of fiscal 1998. Our gross profit margin decreased to 26% for the three month period ended September 30, 1998, compared to 43% for the comparable period of fiscal 1998. This decrease in gross profit margin from the prior year period is primarily attributable to a change in product mix to greater sales of lower margin bulk Spirulina products, increased Spirulina production costs and increased depreciation expense. Depreciation expense included as a cost of product sales for the three months ended September 30, 1998 increased to $300,000 from $184,000 for the comparable period of fiscal 1998.

Operating Expenses

         Operating expenses were $845,000 during the three month period ended September 30, 1998, a decrease of 12% from $958,000 in the comparable period of fiscal 1998. This decrease was primarily due to decreased sales and marketing expenses, partially offset by increased research and development expenses.

         Research and Development. Research and development expenses amounted to $245,000 for the three month period ended September 30, 1998, an increase of 42% from $173,000 for the comparable period of fiscal 1998. This increase from the prior year was primarily due to higher personnel expenditures for the ongoing development work done on our genetically engineered mosquitocide project, and work on the Aldolase Catalytic Antibody project.

         Sales and Marketing. Sales and marketing expenses amounted to $242,000 for the three month period ended September 30, 1998, a decrease of 41% from $410,000 for the comparable period of fiscal 1998. This decrease from the prior year is primarily due to reduced personnel, advertising and consulting service costs dictated by lower revenues.

Other Income (Expense)

         Other income (expense) amounted to ($32,000) for the three month period ended September 30, 1998, compared to $19,000 for the comparable period of fiscal 1998. This fluctuation is primarily attributable to a $34,000 decrease in interest income on investment securities coupled with an increase in interest expense of $19,000 due to higher average outstanding balances of long-term debt.

Income Taxes

         The Company presently expects that its fiscal year 1999 results will provide for a tax refund of Hawaii State income taxes from net operating loss carryback availability. Accordingly, an interperiod tax benefit of $34,000 has been recorded for the three months ended September 30, 1998.

Net Income (Loss)

         The Company recorded a net loss after taxes of $442,000 for the three months ended September 30, 1998, compared to a net loss of $54,000 for the comparable period of fiscal 1998. This increase in net loss is primarily attributable to lower sales of Spirulina powder and tablets, as well as higher cost of product sales, operating expenses, and interest expense in proportion to net sales.


SIX MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 1997

Net Sales

         Net sales for the six month period ended September 30, 1998 decreased 14% to $3,288,000 from $3,827,000 in the comparable period of fiscal 1998. This decrease is primarily due to lower sales of packaged consumer products, lower sales of bulk Spirulina powder and tablets, partially offset by increased sales of NatuRose, our natural astaxanthin product.

         International sales represented 40% and 33% of total net sales for the six month periods ended September 30, 1998 and 1997, respectively.

Gross Profit

         Gross profit decreased 67% to $580,000 for the six month period ended September 30, 1998, from $1,757,000 in the comparable period of fiscal 1998. Our gross profit margin decreased to 18% for the six month period ended September 30, 1998, compared to 46% for the comparable period of fiscal 1998. This decrease in gross profit margin from the prior year period is primarily attributable to a change in product mix to greater sales of lower margin bulk Spirulina products, increased Spirulina production costs and increased depreciation expense. Depreciation expense included as a cost of product sales for the six months ended September 30, 1998 increased to $587,000 from $389,000 for the comparable period of fiscal 1998.

Operating Expenses

         Operating expenses were $1,655,000 during the six month period ended September 30, 1998, a decrease of 9% from $1,811,000 in the comparable period of fiscal 1998. This decrease was primarily due to decreased sales and marketing expenses, partially offset by increased research and development expenses.

         Research and Development. Research and development expenses amounted to $467,000 for the six month period ended September 30, 1998, an increase of 49% from $314,000 for the comparable period of fiscal 1998. This increase from the prior year was primarily due to higher personnel expenditures for the ongoing development work done on our genetically engineered mosquitocide project and work on the Aldolase Catalytic Antibody project.

         Sales and Marketing. Sales and marketing expenses amounted to $499,000 for the six month period ended September 30, 1998, a decrease of 37% from $791,000 for the comparable period of fiscal 1998. This decrease from the prior year is primarily due to reduced personnel, advertising and consulting service costs dictated by lower revenues.

Other Income (Expense)

         Other income (expense) amounted to ($72,000) for the six month period ended September 30, 1998, compared to $125,000 for the comparable period of fiscal 1998. This fluctuation is primarily attributable to a decrease in interest income on investment securities coupled with an increase in interest expense due to higher average outstanding balances of long-term debt.

Income Taxes

         The Company presently expects that its fiscal year 1999 results will provide for a tax refund of Hawaii State income taxes from net operating loss carryback availability. Accordingly, an interperiod tax benefit of $74,000 has been recorded for the six months ended September 30, 1998.

Net Income (Loss)

         The Company recorded a net loss after taxes of $1,073,000 for the six months ended September 30, 1998, compared to net income of $71,000 for the comparable period of fiscal 1998. This increase in net loss is primarily attributable to reduced sales of bulk Spirulina powder and tablets, decreased interest income from investment securities, and increased depreciation, and research and development expenses.

VARIABILITY OF RESULTS

         The Company has experienced significant quarterly fluctuations in operating results and anticipates that these fluctuations may continue in future periods. Future operating results may fluctuate as a result of changes in sales levels to the Company's largest customers, new product introductions, government action, weather patterns, the mix between sales of bulk products and packaged consumer products, start-up costs associated with new facilities, expansion into new markets, sales promotions, competition, increased energy costs, the announcement or introduction of new products by competitors, changes in the Company's customer mix, overall trends in the market for Spirulina and astaxanthin products, and other factors. A significant portion of the Company's expense levels are relatively fixed, and the timing of increases in expense levels is based in large part on forecasts of future sales. If net sales are below expectations in any given period, the adverse impact on results of operations may be magnified by an inability to adjust spending quickly enough to compensate for the sales shortfall. The Company may also choose to reduce prices or increase spending on sales and marketing in response to market conditions, which may have a material adverse effect on financial condition and results of operations.

LIQUIDITY AND CAPITAL RESOURCES

         Our working capital decreased $306,000 during the first six months of fiscal 1999 to $2,290,000. Our cash and cash equivalents balances decreased by $1,052,000 to $345,000 and is primarily attributable to cash flows used in operating and investing activities of $528,000 and $289,000, respectively, offset in part by repayment of a note payable of $975,000 which was classified as a current liability at March 31, 1998.

         Cash used in operating activities during the first six months of fiscal 1999 amounted to $528,000 compared to cash provided by operating activities of $672,000 in the comparable period of fiscal 1998. The primary uses of cash flows from operating activities during the first six months of fiscal 1999 were the net loss of $1,073,000 and a decrease in accounts payable of $150,000, offset by depreciation and amortization of $687,000.

         Cash used in investing activities for capital expenditures during the first six months of fiscal 1999 amounted to $289,000 compared to $5,460,000 for the comparable period of fiscal 1998.

         Cash used in financing activities during the first six months of fiscal 1999 amounted to $235,000, compared to $95,000 in fiscal 1998. The primary uses of cash flows in financing activities during the first six months of fiscal 1999 were for principal payments of $975,000 on a note payable, payments on capital lease obligations of $66,000 and payments on long-term debt of $25,000; offset in part by net proceeds from a short-term revolving line of credit of $184,000 and proceeds on issuance of long-term debt of $750,000.

         As of March 31, 1998, the Company had agreed with a construction contractor to resume work on a suspended expansion project on or before January 1, 1999 in a reasonable and customary manner in accordance with the terms of the contract and at a minimum billable rate of $150,000 per month. The remaining balance on the construction contract is approximately $1.9 million. If work does not resume on or before January 1, 1999, the contract will be considered to have been terminated by Cyanotech. Assertion by the contractor of its termination rights could have a material adverse effect on the Company's financial condition, results of operations and/or liquidity. The credit facilities available to the Company on September 30, 1998, see below, unless supplemented by funds from other sources, could be insufficient to finance this construction work. Total costs incurred as of September 30, 1998 with respect to this expansion project approximate $2,643,000.

         On July 28, 1998, the Company entered into a Loan and Security Agreement with a lender which provides for up to $3 million in credit facilities, secured by all the assets of the Company. The major components of the credit facility include working capital loans on a revolving basis, subject to the availability of eligible accounts receivable and inventory, a sub-limit term loan of up to $750,000 (amortized over sixty months) secured by eligible machinery and equipment, and a sub-limit term loan of up to $2 million (amortized over sixty months and subject to the Company achieving and maintaining specific levels of financial performance) for the acquisition of new machinery and equipment. The interest rate on the credit facility is prime plus 2.5% (at September 30, 1998, the prime rate was 8.25%) until the Company achieves certain financial performance levels, at which time the interest rate will decrease to prime plus 1.25%. Interest is calculated on a base amount of $1 million or the outstanding loan balance, whichever is greater. Proceeds from borrowings under the credit facility were used to repay a short-term note payable and fund working capital requirements.

         At September 30, 1998, the aggregate outstanding balance on the credit facility amounted to $938,000, with remaining availability calculated at $1,080,000. The remaining availability amount excludes the component of the credit facility for the acquisition of new machinery and equipment as such component is  contingent  on the  Company's  achievement  of specific  levels of financial performance. This component, if available, may increase the availability by an additional $1,920,000, up to the limit of $3 million for the entire credit facility. The outstanding balance of the equipment term loan, less current maturities, has been classified as a non-current liability in the consolidated balance sheet at September 30, 1998. The outstanding working capital loans on a revolving basis are payable through the daily collection of accounts receivable and have been classified as a current liability in the consolidated balance sheet at September 30, 1998.

YEAR 2000 COMPLIANCE

         The Company has completed a comprehensive review of its computer systems to identify the systems that could be affected by the "Year 2000" issue and has developed an implementation plan, to be completed by the end of fiscal 1999, to resolve the issue. The Company believes that, with modifications to existing software and converting to new software, the Year 2000 issue will not pose significant operational problems for the Company's computer systems as so modified and converted. The costs of such modifications and conversions are not expected to exceed $10,000. However, if such modifications and conversions are not completed in a timely manner, the Year 2000 problem may have a material impact on the operations of the Company.

         The Company is also reviewing and evaluating its reliance on other third parties (e.g. utilities providers, distribution channels, major suppliers and vendors) to determine and minimize the extent to which its operations may be dependent on such third parties to remediate the Year 2000 issues in their systems. In addition, contingency backup plans will be reviewed for each mission critical system, with the emphasis on operational and production continuity. The Company's business, operating results and financial condition could be materially adversely affected by the failure of its systems or those of other parties to operate properly beyond 1999.

OUTLOOK

         This outlook section contains a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially. See also the note at the beginning of this Item 2.

         The Company believes that it has largely resolved the Spirulina production problems which resulted from restarting the Spirulina culture ponds that were idle from December 1997 to February 1998. At September 30, 1998, Spirulina production remains consistently at 90% of full capacity compared to the full production capacity achieved in the comparable period of fiscal 1998. We plan to balance Spirulina production with NatuRose production resources to meet our customers' requirements during the remainder of fiscal 1999. As a result of increasing acceptance and promotion, we expect third quarter sales of NatuRose to be approximately $250,000. Gross profit margin for NatuRose is currently nil due to the high initial production costs, but is expected to improve as current high-cost inventory is reduced. Gross profit margin on NatuRose production is also expected to improve as we optimize processing systems and production throughput; however, the higher costs related to production of NatuRose may persist into the near future.

         Research and development costs are expected to increase throughout this fiscal year as we continue to optimize the PhytoMax PCS(sm) technology, continue the research and development activities directed at the genetically engineered mosquitocide project and on production of Aldolase Catalytic Antibody 38C2 under our April 1998 agreement with The Scripps Research Institute.

         Cyanotech's strategy has been, and continues to be, to produce higher value natural products from microalgae. To continue the implementation of this strategy, we have broadened our product offerings with the addition of NatuRose, our natural astaxanthin product, and are continuing development work on the geneticallyengineered mosquitocide project which we plan to have available for initial testing by the end of the current fiscal year. Additionally, development work on production of Aldolase Catalytic Antibody 38C2 is scheduled to continue throughout this fiscal year. We are continuing our emphasis on selling higher value packaged Spirulina consumer products over Spirulina bulk products as well as exploring and developing new markets for our bulk products.

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

PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings.

                  On July 13,  1998,  the Company  filed a  complaint  in United
                  States District Court for the District of Hawaii (Case No. CV98-00600) against Aquasearch, Inc. ("Aquasearch"), seeking declaratory judgement of patent noninfringement, patent invalidity, and non-misappropriation of trade secrets relating to closed culture production of astaxanthin. The complaint was filed in response to assertions by Aquasearch regarding their alleged intellectual property rights. Aquasearch has answered the complaint and filed counter claims alleging patent infringement, trade secret misappropriation, unfair competition and breach of contract. The Company is pursuing this litigation vigorously.

Item 4.           Submission of Matters to a Vote of Security Holders

                  On September 17, 1998, the following matters were submitted to a vote of stockholders entitled to vote at the Company's Annual Meeting of Stockholders:

                  a) The following directors were elected to serve until the next Annual Meeting or until their successors are elected:
                  Julian C. Baker, Gerald R. Cysewski, Eric H. Reichl, Ronald P. Scott, John T. Waldron and Paul C. Yuen, all directors receiving at least 14,077,331 votes and no more than 110,414 votes against or abstaining.

                  b) Ratification of the selection of KPMG Peat Marwick LLP as the Company's independent auditors for the fiscal year ending March 31, 1999.

                  For: 14,145,168     Against: 15,767     Abstaining: 26,810

Item 5.           Other Information

                  Pursuant to SEC Rule 14a-4 (c) (1), management proxies for the 1999 Annual Meeting of Stockholders will exercise their discretionary authority to vote on any stockholder proposal to be presented at such meeting of which the Registrant has not received notice by June 12, 1999.

Item 6.           Exhibits and Reports on Form 8-K

                  (a)     The following exhibits are furnished with this report:

                          Exhibit 27.1 - Financial Data Schedule

                  (b)     Reports on Form 8-K

                          No reports on Form 8-K were filed during the quarter ended September 30, 1998.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            CYANOTECH CORPORATION (Registrant)



 November 12, 1998                          By: /s/Gerald R. Cysewski
------------------                              ------------------------------
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