Form 10-Q
period 1998-12-31
CYANOTECH CORP
filed 1999-02-12
CIK 768408

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For Quarterly Period Ended December 31, 1998

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


          Number of common shares outstanding as of February 05, 1999:

             Title of Class                            Shares Outstanding

  Common stock - $.005 par value stock                      13,603,572


                                                   CYANOTECH CORPORATION
                                                         FORM 10-Q

                                                           INDEX

PART I.   FINANCIAL INFORMATION


Item 1.  Financial Statements                                                                                    Page

         Consolidated Balance Sheets (unaudited)
                  December 31, 1998 and March 31, 1998. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .3

         Consolidated Statements of Operations (unaudited)
                  Three and nine month periods ended
                  December 31, 1998 and 1997. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .4

         Consolidated Statements of Cash Flows (unaudited)
                  Nine month periods ended
                  December 31, 1998 and 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 5

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

PART I. FINANCIAL INFORMATION
     Item 1.   Financial Statements

                                                 CYANOTECH CORPORATION
                                              CONSOLIDATED BALANCE SHEETS
                                     (Dollars in thousands, except share amounts)
                                                      (Unaudited)
                                                                                   December 31,             March 31,
                                                                                        1998                   1998
                                                                                -------------------    -----------------
Assets
Current assets:
     Cash and cash equivalents                                                  $              148     $          1,397
     Accounts receivable, net                                                                  908                1,246
     Inventories  (note 2)                                                                   2,376                2,229
     Prepaid expenses                                                                           68                   88
                                                                                -------------------    -----------------
              Total current assets                                                           3,500                4,960

Equipment and leasehold improvements, net (note 3)                                          20,034               20,544
Other assets                                                                                   299                  163
                                                                                -------------------    -----------------
              Total assets                                                      $           23,833     $         25,667
                                                                                -------------------    -----------------
                                                                                -------------------    -----------------
Liabilities and Stockholders' Equity
Current liabilities:
     Current maturities of long-term debt                                       $            200       $             50
     Short-term revolving line of credit                                                     392                      -
     Note payable                                                                              -                    975
     Current maturities of capital lease obligations                                          96                    129
     Accounts payable                                                                        904                    938
     Other accrued liabilities                                                               296                    272
                                                                                -------------------    -----------------
              Total current liabilities                                                    1,888                  2,364

Long-term debt, excluding current maturities                                                 563                     62
Obligations under capital leases, excluding current maturities                                 -                     67
                                                                                -------------------    -----------------
              Total liabilities                                                            2,451                  2,493

Stockholders' equity:
     Cumulative  preferred  stock,  Series  C, of  $.001  par  value  (aggregate involuntary  liquidation  preference  $2,975 ($5 per  share),  plus  unpaid cumulative dividends).  Authorized 5,000,000 shares; issued and outstanding
     595,031 shares at December 31, 1998 and March 31, 1998                                    1                      1
     Common Stock of $0.05 par value,  authorized 25,000,000 shares;  issued and outstanding 13,603,572 shares at December 31, 1998 and 13,599,572 shares at
     March 31, 1998                                                                           68                     68
     Additional paid-in capital                                                           23,866                 23,866
     Accumulated deficit                                                                  (2,553)                  (761)
                                                                                -------------------    -----------------
              Total stockholders' equity                                                  21,382                 23,174
                                                                                -------------------    -----------------
                    Total liabilities and stockholders' equity                  $         23,833       $         25,667
                                                                                -------------------    -----------------
                                                                                -------------------    -----------------

          See accompanying notes to consolidated financial statements.

                              CYANOTECH CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                                   Three Months Ended                     Nine Months Ended
                                                                       December 31,                          December 31,
                                                                  1998              1997                 1998              1997
                                                              ------------      ------------        -------------      -------------
NET SALES                                                     $     1,675       $     1,564         $      4,963       $      5,391
COST OF PRODUCT SALES                                               1,553             1,022                4,261              3,092
                                                              ------------      ------------        -------------      -------------
        Gross Profit                                                  122               542                  702              2,299
                                                              ------------      ------------        -------------      -------------
OPERATING EXPENSES:
        Research and development                                      185               183                  652                497
        General and administrative                                    397               336                1,086              1,042
        Sales and marketing                                           248               342                  747              1,133
                                                              ------------      ------------        -------------      -------------
        Total operating expenses                                      830               861                2,485              2,672
                                                              ------------      ------------        -------------      -------------
        Loss from operations                                         (708)             (319)              (1,783)              (373)
                                                              ------------      ------------        -------------      -------------

OTHER INCOME (EXPENSE):
        Interest income                                                 4                39                    7                191
        Interest expense                                              (51)              (14)                (121)               (41)
        Other income (expense), net                                    (4)                8                   (9)                 8
                                                              ------------      ------------        -------------      -------------

                   Total other income (expense)                       (51)               33                 (123)               158
                                                              ------------      ------------        -------------      -------------

                   Loss before income taxes                          (759)             (286)              (1,906)              (215)
                   Income taxes                                        40                 -                  114                  -
                                                              ------------      ------------        -------------      -------------
NET LOSS                                                             (719)             (286)              (1,792)              (215)
                                                              ------------      ------------        -------------      -------------
                                                              ------------      ------------        -------------      -------------

Other comprehensive income                                              -                 -                   -                   -
                                                              ------------      ------------        -------------      -------------
COMPREHENSIVE LOSS                                            $      (719)      $      (286)        $     (1,792)     $        (215)
                                                              ------------      ------------        -------------      -------------
                                                              ------------      ------------        -------------      -------------
NET LOSS PER COMMON SHARE
     Basic                                                         $(0.06)           $(0.03)              $(0.14)            $(0.03)
     Diluted                                                       $(0.06)           $(0.03)              $(0.14)            $(0.03)

SHARES USED IN CALCULATION OF:
     Basic                                                         13,604            12,864               13,601             12,840
     Diluted                                                       13,604            12,864               13,601             12,840

                See accompanying notes to consolidated financial statements.

                              CYANOTECH CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                                          Nine Months Ended
                                                                                             December 31,
                                                                                    1998                      1997
                                                                                -------------            -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
          Net loss                                                              $     (1,792)            $       (215)
          Adjustments to reconcile net loss to net cash provided by
          (used in) operating activities:
                    Deferred income taxes                                                  -                      (38)
                    Depreciation and amortization                                      1,036                      678
                    Amortization of debt issue costs                                      15                        -
                    Common stock issued for services                                       -                       47
                    Net (increase) decrease in:
                            Accounts receivable                                          338                    1,440
                            Inventories                                                 (147)                  (1,281)
                            Prepaid expenses and other assets                            (28)                      47
                    Net increase (decrease) in:
                            Accounts payable                                             (34)                      51
                            Other accrued liabilities                                     24                     (135)
                                                                                -------------            -------------
Net cash provided by (used in) operating activities                                     (588)                     594
                                                                                -------------            -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
          Investment in equipment and leasehold improvements                            (526)                  (5,917)
          Proceeds from sales of investment securities                                     -                    2,454
                                                                                -------------            -------------
Net cash used in investing activities                                                   (526)                  (2,963)
                                                                                -------------            -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
          Net proceeds from exercise of warrants and options                               -                       64
          Debt issue costs                                                              (103)                       -
          Proceeds from issuance of long-term debt                                       750                        -
          Principal payments on long-term debt                                           (99)                     (88)
          Borrowings on short-term revolving line of credit, net                         392                        -
          Principal payments on note payable                                            (975)                       -
          Principal payments on capital lease obligations                               (100)                     (98)
                                                                                -------------            -------------

Net cash used in financing activities                                                   (135)                    (122)
                                                                                -------------            -------------

Net decrease in cash and cash equivalents                                             (1,249)                  (2,491)
Cash and cash equivalents at beginning of period                                       1,397                    2,775
                                                                                -------------            -------------
Cash and cash equivalents at end of period                                      $        148             $        284
                                                                                -------------            -------------
                                                                                -------------            -------------

          See accompanying notes to consolidated financial statements.

                              CYANOTECH CORPORATION
                                    FORM 10-Q
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1998
                                   (Unaudited)

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

         The Company consolidates enterprises in which it has a controlling financial interest. The accompanying consolidated financial statements include the accounts of Cyanotech Corporation and its wholly-owned subsidiaries, Nutrex, Inc. and Cyanotech International FSC, Inc. All significant intercompany balances and transactions have been eliminated in consolidation. While the financial information furnished for the three and nine month periods ended December 31, 1998 is unaudited, the statements in this report reflect all material items which, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the dates of the consolidated balance sheets. The operating results for the interim period presented are not necessarily indicative of the results that may be expected for the year ending March 31, 1999.

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


2.       INVENTORIES

         Inventories are stated at the lower of cost (which approximates first-in, first-out) or market and consist of the following (dollars in thousands):

                                                            December 31, 1998               March 31, 1998
                                                            -----------------             -----------------
         Raw materials                                      $              63             $             103
         Work in process                                                  324                           362
         Finished goods                                                 1,751                         1,524
         Supplies                                                         238                           240
                                                            -----------------             -----------------
                                                            $           2,376             $           2,229
                                                            -----------------             -----------------
                                                            -----------------             -----------------

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

         Equipment                                                         3 to 10 years
         Leasehold improvements                     Remaining lease term (10 to 28 years)
         Furniture and fixtures                                                  7 years
         Equipment under capital lease                          Lease term (3 to 5 years)

         Equipment and leasehold improvements consist of the following (dollars in thousands):

                                                                 December 31, 1998               March 31, 1998
                                                                 -----------------             -----------------
         Equipment                                               $          8,313              $          7,791
         Leasehold improvements                                            13,695                        13,285
         Furniture and fixtures                                                96                            94
         Equipment under capital lease                                        569                           569
                                                                 -----------------             -----------------
                                                                           22,673                        21,739
         Less accumulated depreciation and amortization                    (5,743)                       (4,707)
         Construction in-progress                                           3,104                         3,512
                                                                 -----------------             -----------------
         Equipment and leasehold improvements, net               $         20,034              $         20,544
                                                                 -----------------             -----------------
                                                                 -----------------             -----------------

         Construction in-progress includes costs incurred with respect to a suspended production facility expansion project. Prior to December 31, 1998, the Company reached an agreement with its construction contractor to resume work on the suspended expansion project on or before June 1, 1999. The remaining balance on the construction contract is approximately $1.9 million. Total costs incurred as of December 31, 1998 with respect to this expansion project approximate $2,643. If work does not resume on or before June 1, 1999, the contract will be considered to have been terminated by Cyanotech. Assertion by the contractor of its termination rights could have a material adverse effect on the Company's financial condition, results of operations and/or liquidity.

4.       SERIES C PREFERRED STOCK

         Series C preferred stock is convertible into common stock at the rate of one share of preferred stock for five shares of common stock through February 23, 2000, after which date the conversion feature is no longer applicable. Series C preferred stock has voting rights equal to the number of shares of common stock into which it is convertible and has a preference in liquidation over all other series of preferred stock of $5 per share plus any accumulated but unpaid dividends. Holders of Series C preferred stock are entitled to 8% cumulative annual dividends at the rate of $.40 per share; cumulative dividends in arrears as of December 31, 1998 amount to $2,240 ($3.763 per share). Upon conversion of Series C preferred stock, cumulative dividends in arrears on converted shares are no longer payable. The consent of Series C preferred stockholders is required to modify their present rights or sell all or substantially all of the Company's assets.

5.       EARNINGS PER SHARE

         The company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), during the quarter ended December 31, 1997. All prior period earnings per share information has been restated to reflect the provisions of SFAS No. 128.

         For the three and nine months ended December 31, 1998 and 1997, warrants and options to purchase Common Stock shares of the Company and convertible preferred stock were outstanding, but were not included in the computation of Diluted net loss per common share because the inclusion of these securities would have had an antidilutive effect on the net loss per common share. As of December 31, 1998, warrants and options to acquire 638,925 shares of the Company's common stock and preferred stock convertible into 2,975,155 shares of the Company's common stock were outstanding.

         Following is a reconciliation of the numerators and denominators of the Basic and Diluted Net Loss per common share computations for the periods presented (in thousands except share data):

                                                            Three Months Ended                  Nine Months Ended
BASIC LOSS PER SHARE                                           December 31,                       December 31,
                                                           1998           1997                1998           1997
                                                       ------------   ------------        ------------   ------------
Net loss                                               $      (719)   $     (286)         $    (1,792)   $      (215)
Less: Requirement for Preferred Stock
dividends                                                      (59)          (73)                (179)          (219)
                                                       ------------   ------------        ------------   ------------
Loss to Common stockholders                            $      (778)   $     (359)         $    (1,971)   $      (434)
                                                       ------------   ------------        ------------   ------------
                                                       ------------   ------------        ------------   ------------

Weighted average Common Shares outstanding               13,603,572     12,863,912          13,601,110     12,840,182
                                                       ------------   ------------        ------------   ------------
                                                       ------------   ------------        ------------   ------------
Net Loss per Common Share                              $     (0.06)   $     (0.03)        $     (0.14)   $     (0.03)
                                                       ------------   ------------        ------------   ------------
                                                       ------------   ------------        ------------   ------------
DILUTED LOSS PER SHARE
Loss to Common stockholders                            $      (778)   $      (359)        $    (1,971)   $      (434)
Plus: Requirement for Preferred Stock
dividends                                                        -              -                   -              -
                                                       ------------   ------------        ------------   ------------
Loss to Common stockholders, as adjusted               $      (778)   $     (359)         $    (1,971)   $      (434)
                                                       ------------   ------------        ------------   ------------
                                                       ------------   ------------        ------------   ------------

Weighted average Common Shares outstanding               13,603,572     12,863,912          13,601,110     12,840,182
Effect of dilutive securities:
     Stock options and warrants                                   -              -                   -              -
     Convertible preferred stock                                  -              -                   -              -
                                                       ------------   ------------        ------------   ------------
Weighted average Common Shares
outstanding, as adjusted                                 13,603,572     12,863,912          13,601,110     12,840,182
                                                       ------------   ------------        ------------   ------------
                                                       ------------   ------------        ------------   ------------
Net Loss per Common Share                               $    (0.06)    $    (0.03)        $     (0.14)   $     (0.03)
                                                       ------------   ------------        ------------   ------------
                                                       ------------   ------------        ------------   ------------

6.       ACCOUNTING CHANGES

         COMPREHENSIVE INCOME. In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The Company adopted the provisions of SFAS No. 130 effective April 1, 1998. SFAS No. 130 requires reclassification of financial statements for earlier periods provided for comparative purposes. Adoption of SFAS No. 130 did not affect the Company's reported financial information.

         SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way that public business enterprises report information about operating segments in interim financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. SFAS No. 131 need not be applied to interim financial statements in the initial year of application. The Company will adopt the provisions of SFAS No. 131 for its fiscal year 1999 financial statements.

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

         REPORTING ON THE COSTS OF START-UP ACTIVITIES. In April 1998, the AICPA Accounting Standards Executive Committee issued SOP 98-5, "Reporting on the Costs of Start-up Activities." SOP 98-5 requires that costs of start-up activities, including organization costs, be expensed as incurred. The provisions of SOP 98-5 are effective for fiscal years beginning after December 15, 1998 and earlier application is encouraged. The Company has not determined when it will adopt SOP 98-5 and does not expect that adoption of SOP 98-5 will have a material effect on the Company's financial condition, results of operations or liquidity.

7.       CONTINGENCY

         On July 13, 1998, the Company filed a complaint in United States District Court for the District of Hawaii (Case No. CV98-00600) against Aquasearch, Inc. ("Aquasearch"), seeking declaratory judgement of patent noninfringement, patent invalidity, and non-misappropriation of trade secrets relating to closed culture production of astaxanthin. The complaint was filed in response to assertions by Aquasearch regarding its alleged intellectual property rights. Aquasearch has answered the complaint and filed counter claims alleging patent infringement, trade secret misappropriation, unfair competition and breach of contract. The Company is pursuing this litigation vigorously. In the opinion of management, the ultimate disposition of this matter will not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

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

RESULTS OF OPERATIONS

         The following table sets forth certain consolidated statement of operations data as a percentage of net sales for the periods indicated:

                                                                           Three Months Ended                  Nine Months Ended
                                                                              December 31,                       December 31,
                                                                           1998           1997                1998           1997
                                                                      ------------   ------------        ------------   ------------
               Net Sales                                                   100.0 %        100.0 %             100.0 %        100.0 %
               Cost of product sales                                        92.7           65.3                85.9           57.3
                                                                      ------------   ------------        ------------   ------------

                    Gross profit                                             7.3           34.7                14.1           42.7
                                                                      ------------   ------------        ------------   ------------

               Operating expenses:
                    Research and development                                11.1           11.7                13.1            9.2
                    General and administrative                              23.7           21.5                21.9           19.4
                    Sales and marketing                                     14.8           21.9                15.0           21.0
                                                                      ------------   ------------        ------------   ------------
                    Total operating expenses                                49.6           55.1                50.0           49.6
                                                                      ------------   ------------        ------------   ------------

                    Loss from operations                                   (42.3)         (20.4)              (35.9)          (6.9)
                                                                      ------------   ------------        ------------   ------------
               Other income (expense):
                    Interest income                                          0.2            2.5                 0.1            3.5
                    Interest expense                                        (3.0)          (0.9)               (2.4)          (0.8)
                    Other income (expense), net                             (0.2)           0.5                (0.2)           0.2
                                                                      ------------   ------------        ------------   ------------

                    Total other income (expense)                            (3.0)           2.1                (2.5)           2.9
                                                                      ------------   ------------        ------------   ------------

                    Loss before income taxes                               (45.3)         (18.3)              (38.4)          (4.0)
                    Income taxes                                             2.4              -                 2.3              -
                                                                      ------------   ------------        ------------   ------------

               Net loss                                                    (42.9)         (18.3)              (36.1)          (4.0)
               Other comprehensive income                                      -              -                   -              -
                                                                      ------------   ------------        ------------   ------------
               Comprehensive loss                                          (42.9)%        (18.3)%             (36.1)%         (4.0)%
                                                                      ------------   ------------        ------------   ------------
                                                                      ------------   ------------        ------------   ------------

THIRD QUARTER OF FISCAL 1999 COMPARED TO THIRD QUARTER OF FISCAL 1998

NET SALES

         Net sales for the three month period ended December 31, 1998 increased 7% to $1,675,000 from $1,564,000 in the comparable period of fiscal 1998. This increase in net sales was primarily due to higher sales of bulk Spirulina and packaged consumer products.

         International sales represented 44% and 39% of total net sales for the three month periods ended December 31, 1998 and 1997, respectively.

GROSS PROFIT

         Gross profit represents net sales less the product sales, which includes the cost of materials, manufacturing overhead costs, direct labor expenses and depreciation and amortization. Gross profit decreased 77% to $122,000 for the three month period ended December 31, 1998, from $542,000 in the comparable period of fiscal 1998. The Company's gross profit margin decreased to 7% for the three month period ended December 31, 1998, compared to 35% for the comparable period of fiscal 1998. This decrease in gross profit margin from the prior year period was primarily attributable to a change in product mix to greater sales of lower margin bulk Spirulina products, higher costs associated with the optimization of NatuRose(TM) production and increased depreciation expense. Depreciation expense included in cost of product sales for the three months ended December 31, 1998 increased to $333,000 from $219,000 for the comparable period of fiscal 1998 due to NatuRose assets placed into production in the current year.

OPERATING EXPENSES

         Operating expenses were $830,000 during the three month period ended December 31, 1998, a decrease of 4% from $861,000 in the comparable period of fiscal 1998. This decrease was primarily due to decreased sales and marketing expenses, partially offset by increased general and administrative expenses.

         General and administrative expenses amounted to $397,000 for the three month period ended December 31, 1998, an increase of 18% from $336,000 for the comparable period of fiscal 1998. This increase from the prior year was primarily due to increased legal expenses related to the ongoing litigation with Aquasearch, Inc. See Note 7. Contingency.

         Sales and marketing expenses decreased to $248,000 for the three month period ended December 31, 1998, down 27% from $342,000 for the comparable period of fiscal 1998. This decrease was primarily due to reduced personnel, advertising and consulting service costs dictated by lower revenues.

OTHER INCOME (EXPENSE)

         Other expense was $51,000 for the three month period ended December 31, 1998, compared to other income of $33,000 for the comparable period of fiscal 1998. This resulted from the decrease in investment securities and the increase in outstanding, interest-bearing debt.

INCOME TAXES

         The Company presently expects that its fiscal year 1999 results will provide for a tax refund of Hawaii State income taxes from available net operating loss carryback. Accordingly, an interperiod tax benefit of $40,000 has been recorded for the three months ended December 31, 1998.

NET LOSS

         The Company recorded a net loss of $719,000 for the three months ended December 31, 1998, compared to a net loss of $286,000 for the comparable period of fiscal 1998. This increase in net loss was primarily attributable to higher cost of product sales, depreciation, and interest expense.


NINE MONTHS ENDED DECEMBER 31, 1998 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 1997

NET SALES

         Net sales for the nine month period ended December 31, 1998 decreased 8% to $4,963,000 from $5,391,000 in the comparable period of fiscal 1998. This decrease was primarily due to lower sales of packaged consumer products and of bulk Spirulina powder and tablets, partially offset by increased sales of NatuRose, our natural astaxanthin product.

         International sales represented 44% and 33% of total net sales for the nine month periods ended December 31, 1998 and 1997, respectively.

GROSS PROFIT

         Gross profit decreased 69% to $702,000 for the nine month period ended December 31, 1998, from $2,299,000 in the comparable period of fiscal 1998. Our gross profit margin decreased to 14% of net sales for the nine month period ended December 31, 1998, compared to 43% for the comparable period of fiscal 1998. This decrease in gross profit margin from the prior year period was primarily attributable to a change in product mix to greater sales of lower margin bulk Spirulina products, increased production costs and increased depreciation expense. Depreciation expense included in cost of product sales for the nine months ended December 31, 1998 increased to $923,000 from $608,000 for the comparable period of fiscal 1998.

OPERATING EXPENSES

         Operating expenses were $2,485,000 during the nine month period ended December 31, 1998, a decrease of 7% from $2,672,000 in the comparable period of fiscal 1998. This decrease was primarily due to decreased sales and marketing expenses, partially offset by increased research and development expenses.

         Research and development expenses amounted to $652,000 for the nine month period ended December 31, 1998, an increase of 31% from $497,000 for the comparable period of fiscal 1998. This increase was primarily due to higher personnel expenditures for the ongoing development work done on our genetically engineered mosquitocide project and on the Aldolase Catalytic Antibody project.

         General and administrative expenses amounted to $1,086,000 for the nine month period ended December 31, 1998, an increase of 4% from $1,042,000 for the comparable period of fiscal 1998. This increase was primarily due to increased legal expenses related to the ongoing litigation with Aquasearch, Inc. See Note
7. Contingency.

         Sales and marketing expenses decreased to $747,000 for the nine month period ended December 31, 1998, down 34% from $1,133,000 for the comparable period of fiscal 1998. This decrease was primarily due to reduced personnel, advertising and consulting service costs dictated by lower revenues.

OTHER INCOME (EXPENSE)

         Other expense was $123,000 for the nine month period ended December 31, 1998, compared to other income of $158,000 for the comparable period of fiscal 1998. This resulted from the decrease in investment securities and the increase in outstanding, interest-bearing debt.

INCOME TAXES

         The Company presently expects that its fiscal year 1999 results will provide for a tax refund of Hawaii State income taxes from available net operating loss carryback. Accordingly, an interperiod tax benefit of $114,000 has been recorded for the nine months ended December 31, 1998.

NET LOSS

         The Company recorded a net loss of $1,792,000 for the nine months ended December 31, 1998, compared to a net loss of $215,000 for the comparable period of fiscal 1998. This increase in net loss was primarily attributable to reduced sales of bulk Spirulina powder and tablets, increased production costs, decreased interest income from investment securities, increased interest expense due to higher debt, offset in part by lower operating expenses.


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

LIQUIDITY AND CAPITAL RESOURCES

         Our working capital decreased by $984,000 during the first nine months of fiscal 1999 to $1,612,000. Our cash and cash equivalents decreased substantially by $1,249,000, primarily because of cash flows used in operations and capital expenditures of $588,000 and $526,000, respectively.

         The primary uses of cash flows in operating activities during the first nine months of fiscal 1999 were the net loss of $1,792,000, offset by depreciation and amortization of $1,036,000.

         Cash used for capital expenditures during the first nine months of fiscal 1999 decreased $5,391,000 to $526,000.

         The primary uses of cash flows in financing activities during the first nine months of fiscal 1999 were for repayment of a $975,000 short term note payable, payments on capital lease obligations and long-term debt of $199,000, offset in part by borrowings under a short-term revolving line of credit of $392,000 and proceeds from the issuance of long-term debt of $750,000.

         Prior to December 31, 1998, the Company reached an agreement with its construction contractor to resume work on a suspended expansion project on or before June 1, 1999. The remaining balance on the construction contract is approximately $1.9 million. If work does not resume on or before June 1, 1999, the contract will be considered to have been terminated by Cyanotech. Assertion by the contractor of its termination rights could have a material adverse effect on the Company's financial condition, results of operations and/or liquidity. The credit facilities available to the Company on December 31, 1998, as described in the next paragraph, unless supplemented by funds from other sources, may not be sufficient to finance this construction work. Total costs incurred as of December 31, 1998 with respect to this expansion project approximate $2,643,000. Failure by the Company to complete this expansion project would have a material adverse effect on the Company's financial condition and results of operations.

         On July 28, 1998, the Company entered into a Loan and Security Agreement with a lender which provides for up to $3 million in credit facilities, secured by all the assets of the Company. The major components of the credit facility include working capital loans on a revolving basis, subject to the availability of eligible accounts receivable and inventory, a sub-limit term loan of up to $750,000 (amortized over sixty months) secured by eligible machinery and equipment, and a sub-limit term loan of up to $2 million (amortized over sixty months and subject to the Company achieving and maintaining specific levels of financial performance) for the acquisition of new machinery and equipment. The interest rate on the credit facility is prime plus 2.5% (at December 31, 1998, the prime rate was 7.75%) until the Company achieves certain financial performance levels, at which time the interest rate will decrease to prime plus 1.25%. Interest is calculated on a base amount of $1 million or the outstanding loan balance, whichever is greater. Proceeds from borrowings under the credit facility were used to repay a short-term note payable and fund working capital requirements.

     At December 31, 1998, the aggregate outstanding balance on the credit facility amounted to $1,080,000, with remaining availability calculated by the lender at $610,000. The remaining availability amount excludes the component of the credit facility for the acquisition of new machinery and equipment as such component is contingent on the Company's achievement of a Debt Service Coverage ratio of at least 1.25:1 for the prior two full consecutive quarters on a combined basis. This component, if available, may increase the availability by an additional $1,920,000, up to the limit of $3 million for the entire credit facility. The outstanding balance of the equipment term loan, less current maturities, has been classified as a non-current liability in the consolidated balance sheet at December 31, 1998. The outstanding working capital loans on a revolving basis are payable through the daily collection of accounts receivable and have been classified as a current liability in the consolidated balance sheet at December 31, 1998.


YEAR 2000 COMPLIANCE

         The Company has completed a comprehensive review of its computer systems to identify the systems that could be affected by the "Year 2000" issue and has developed an implementation plan, to be completed before the end of calendar 1999, to resolve the issue. The Company believes that, with modifications to existing software and converting to new software, the Year 2000 issue will not pose significant operational problems for the Company's computer systems as so modified and converted. The costs of such modifications and conversions are not expected to exceed $10,000. However, if such modifications and conversions are not completed in a timely manner, the Year 2000 problem may have a material adverse impact on the operations of the Company.

         The Company is continuing the review and evaluation of its reliance on other third parties (e.g. utilities providers, distribution channels, major suppliers and vendors) to determine and minimize the extent to which its operations may be dependent on such third parties to remedy the Year 2000 issues in their systems. In addition, contingency backup plans will be reviewed for each mission critical system, with the emphasis on operational and production continuity. The Company's business, operating results and financial condition could be materially adversely affected by the failure of its systems or those of other parties to operate properly beyond 1999.


OUTLOOK

         This outlook section contains a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially. See also the note at the beginning of this Item 2.

         The Company believes that it has largely resolved the Spirulina production problems which resulted from restarting the Spirulina culture ponds that were idle from December 1997 to February 1998. At December 31, 1998, the ponds are at 100% of the capacity allocated to Spirulina production. We plan to balance Spirulina production with NatuRose production resources to meet our customers' requirements during the remainder of fiscal 1999. Gross profit margin for NatuRose is currently nil due to high initial production costs exceeding unit selling price, but is expected to improve as current high-cost inventory is reduced. Such gross profit margins are expected to improve as we optimize processing systems and production throughput; however, at the currently reduced production levels, such high production costs, presently related to production of NatuRose, may persist into the near future.

     As of December 31, 1998, the Company's available borrowing capacity amounted to $610,000. Absent a significant improvement in operating results, a reduction in costs, additional debt or equity financing, or a combination thereof, the Company may experience liquidity shortages in the near term.

     In order to address this potential liquidity issue, the Company is continuing to develop new and broader distribution channels for its products, but until this effort results in increased sales, the Company is reducing costs to be more in line with current sales levels. In January 1999, the Company implemented a plan to improve liquidity and reduce or deter operating costs by $1.1 million annually. The plan includes a deferral of land rent for the suspended pond expansion project, significant reductions in capital spending, elimination of all temporary labor agreements related to NatuRose production and a reduction in workforce which is expected to result in an annual decrease in labor cost of approximately 15%.

     In conjunction with implementation of this plan, the Company has scaled back production of NatuRose until such time as sales of NatuRose dictate an increase in inventory. The objective of the cost reduction plan is to significantly reduce cash required for operating activities. However, if sales do not increase as projected or the cost reductions and deferrals do not yield the desired results, further actions to reduce operating costs will be taken by management.

         Research and development costs are expected to remain constant throughout this calendar year as we work to optimize the PhytoMax PCS(SM) technology, as well as the research and development of both the genetically engineered mosquitocide project and the Aldolase Catalytic Antibody 38C2 under an agreement with The Scripps Research Institute.

         Cyanotech's strategy has been, and continues to be, to produce higher value natural products from microalgae. To continue the implementation of this strategy, we have broadened our product offerings with the addition of NatuRose, our natural astaxanthin product, and are continuing development work on the genetically-engineered mosquitocide which we plan to have available for initial testing by the end of the current quarter. Additionally, development work on production of Aldolase Catalytic Antibody 38C2 is scheduled to continue throughout this calendar year. We are continuing our emphasis on selling higher value packaged Spirulina consumer products over Spirulina bulk products as well as exploring and developing new markets for our bulk products.

         The Company's future results of operations and the forward-looking statements contained in this Outlook, in particular the statements regarding revenues, gross margin, research and development, cost reductions and deferrals, and capital spending, involve a number of risks and uncertainties. In addition to the factors discussed above, among the other factors that could cause actual results to differ materially are the following: business conditions and growth in the natural products industry and in the general economy; changes in customer order patterns, and changes in demand for natural products in general; changes in weather conditions; competitive factors, such as competing Spirulina producers increasing their production capacity and their impact on world market prices for Spirulina; government actions; shortage of manufacturing capacity; and other factors beyond our control.

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

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          (a)    The following exhibits are furnished with this report:

                 Exhibit 27.1 - Financial Data Schedule

          (b)    Reports on Form 8-K

                 No reports on Form 8-K were filed during the quarter ended December 31, 1998.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    CYANOTECH CORPORATION (Registrant)



February 11, 1999                   By: /s/Gerald R. Cysewski
-----------------                       ---------------------
    (Date)                                 Gerald R. Cysewski
                                           Chairman of the Board,
                                           President and Chief Executive Officer



                                    By: /s/Ronald P. Scott
                                        ---------------------
                                           Ronald P. Scott
                                           Executive Vice President -
                                           Finance & Administration
                                           (Principal  Financial and  Accounting
                                            Officer)