Form 10-K
period 1999-03-31
CYANOTECH CORP
filed 1999-07-14
CIK 768408

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

        For the fiscal year ended March 31, 1999 Commission file 0-146-02

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

         At June 28, 1999, the aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant was approximately $ 16,406,000.

         At June 28, 1999, the number of shares outstanding of registrant's Common Stock was 13,715,722.


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended March 31, 1999 are incorporated by reference into Part II and Part IV of this Report. Portions of the Registrant's Definitive Proxy Statement for its 1999 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission on or prior to July 29, 1999 and to be used in connection with the Annual Meeting of Stockholders expected to be held August 26, 1999, are incorporated by reference in Part III of this Form 10-K.

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

     Cyanotech is also developing microalgae for the expression of native as well as heterologous proteins through molecular biology. Because microalgae naturally contain high levels of protein, because they have a uniform cell structure, and because they can grow up to 100 times faster than land plants, they offer unique advantages over plant, bacterial or mammalian systems for the expression of proteins. Cyanotech intends to continue to exploit the largely untapped commercial opportunities of microalgae by producing natural products and also genetically engineered products through molecular biology. Like higher plants, algal expression systems can be produced on a large-scale with culture volumes of up to 600,000 liters without problems of contamination by bacterial endotoxins or animal viruses. Unlike higher plants, however, the time required to grow transgenic algae expressing the desired protein is on the order of one to two months rather than the one to two years that would be required in corn or soybeans, for example.

     Since 1996, Cyanotech has been pursuing the development of a genetically engineered biopesticide for the control of mosquitoes. A natural toxin from Bacillus thuringiensis var. israelensis (Bti) is being transformed into a blue-green algae, Synechococcus, a food for mosquito larvae. When applied to a mosquito-infested body of water, the algae could act as an effective and environmentally safe means of control.

     In April 1998, the Company signed an agreement with The Scripps Research Institute in La Jolla, California to develop a new compound for use in chiral chemistry. The genetically engineered Aldolase Catalytic Antibody was generated in the Scripps laboratory and subsequently expressed as a transgene in algae by Scripps scientists. This antibody may have numerous potential applications in industrial synthesis, including the synthesis of certain anti-cancer compounds. Under the terms of the exclusive license agreement, Scripps will provide the genetically engineered, live microalgae containing the catalytic aldolase protein to Cyanotech. Cyanotech would be responsible for development of the large scale production and purification process for the catalytic antibody. Development tests are presently underway to assess the feasibility of the proposed commercial product.

     In March of 1999, we announced the development of a natural astaxanthin product for use as a human dietary supplement. A growing body of scientific literature is demonstrating that the antioxidant, astaxanthin, surpasses many of the antioxidant benefits of vitamin C, vitamin E, beta-carotene and other carotenoids.

     Cyanotech Corporation is incorporated in Nevada. Our principal executive offices are located at 73-4460 Queen Kaahumanu Highway, Suite 102, Kailua-Kona, Hawaii 96740, and our telephone number is (808) 326-1353. Unless otherwise indicated, all references in this report to the "Company," "we," and "Cyanotech" refer to Cyanotech Corporation, a Nevada corporation, its wholly owned subsidiaries, Nutrex, Inc., a Hawaii corporation, and Cyanotech International FSC, Inc., a Barbados corporation.

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

CYANOTECH'S TECHNOLOGY

     Since 1983, we have designed, developed and implemented proprietary production and harvesting technologies, systems and processes which reduce many of the stability and contamination problems frequently encountered in the production of microalgae. This proprietary production system is known as Integrated Culture Biology Management (or "ICBM"). Through the application of this technology, our Spirulina culture ponds can be productive year-round without any significant loss in productivity due to contamination. We believe that such an accomplishment remains unique to Cyanotech.

     In addition to the advantages of our ICBM technology, we have developed a patented system for the recovery of carbon dioxide from our drying system exhaust gas, called Ocean-Chill Drying. Since microalgae are essentially microscopic "plants," they require sunlight, water, carbon dioxide and nutrients for optimal growth. By recovering carbon dioxide from the drying system that would otherwise be released into the atmosphere, we can divert the recovered carbon dioxide back to the algae cultures. This process provides us with another significant cost advantage over other microalgae producers who must purchase carbon dioxide. Moreover, Ocean-Chill Drying dries microalgal products in a low oxygen environment, which protects oxygen sensitive nutrients. In addition, we have developed an automated Spirulina processing system, which enables a single operator to harvest and dry the Spirulina powder.

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

     Applying our experience in cultivating and harvesting Spirulina, we began commercial production of our natural astaxanthin product, NatuRose, during the fourth quarter of fiscal 1997. Our efforts in NatuRose production during the year ended March 31, 1999, focused on working to improve and refine our methodology for cultivation. This effort has resulted in an improved, large-scale photo-bioreactor system, referred to as the BioDome Closed Culture System, or BioDome CCS. We believe this improved technology will result in reduced production costs, increased control of product purity and have a positive effect on production yield. In early February 1999, we began conversion of our astaxanthin production area to this system and expect to have our systems fully converted by the fall of 1999.

     Our primary business objective is to be the leading developer and producer of microalgal products in our existing and future markets. We believe that the combination of our ICBM technology, our BioDome CCS technology, our Ocean-Chill Drying process, our automated processing system and a favorable growing location with year-round production capabilities, can be successfully applied to the commercial cultivation of many species of microalgae.

PRODUCTS

  Spirulina

     Our principal product, accounting for 91% and 95% of net sales for the years ended March 31, 1999 and 1998, respectively, is a nutritional microalgae marketed as Spirulina Pacifica. Developed by us and sold worldwide to the health and natural foods market, Spirulina Pacifica is a unique strain of microalgae that is a highly absorbable source of natural beta carotene, mixed carotenoids, B vitamins, GLA, protein, essential amino acids and other phytonutrients. We believe we were the first Spirulina producer to have its products and processes certified organic and we are the only microalgae producer to have its quality system registered under the ISO 9002-94 standards.

     Cyanotech produces Spirulina Pacifica in three forms: powder, flake and tablets. Powder is used as an ingredient in nutritional supplements and health food drinks while flakes are used as a seasoning on various foods. Tablets are consumed daily as a dietary supplement. We also produce and market a blended product under the Hawaiian Energizer name. Hawaiian Energizer tablets contain Spirulina Pacifica, Bee Pollen and Siberian Ginseng.

     We anticipate that sales of our Spirulina Pacifica products will continue to constitute a substantial portion of net sales during fiscal 2000. Any material decrease in the overall level of sales of, or the prices for, our Spirulina Pacifica products, whether as a result of competition, change in consumer demand, increased worldwide supply of Spirulina or any other factors, would have a material adverse effect on our business, financial condition and results of operations.

  Natural Astaxanthin

     The fiscal year ended March 31, 1999 was the second year of commercial production for our natural astaxanthin product, NatuRose. Astaxanthin is a red pigment used primarily in the aquaculture industry to impart pink color to the flesh of pen-raised fish and shrimp. The astaxanthin market currently is dominated by a single producer, Hoffmann-LaRoche, who produces synthetic astaxanthin from petrochemicals. Hoffmann-LaRoche currently sells synthetic astaxanthin to the aquaculture industry at approximately $2,500 per pure kilogram. As a result of continued growth in the world aquaculture industry, the world market for astaxanthin is estimated to currently exceed $150 million per year. Although sales of NatuRose for the fiscal year ended March 31, 1999 were nominal, we anticipate that such sales may constitute a significant portion of total sales in future periods.

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

PRODUCTS UNDER DEVELOPMENT

     We continue to develop our unique, bio-engineered mosquitocide product and our aldolase catalytic antibody.

     Transformation of the microalgae, Synechococcus, to express the Bacillus thuringiensis var. israelensis (Bti) mosquitocide toxin has proven more difficult than originally anticipated and we now expect preliminary data on toxin expression levels after mid-year 1999. The bacterial toxin of Bti is very specific to mosquitoes and black flies, while the blue-green algae is a food for mosquito larvae. We believe that when applied to a mosquito-infested body of water, this bio-engineered product could act as an effective and environmentally safe means of control.

     On the aldolase catalytic antibody project, we continue to work with research scientists from The Scripps Research Institute on expression of the catalytic antibody gene. The genetically engineered aldolase catalytic antibody may have numerous potential applications in industrial synthesis, including the synthesis of certain anti-cancer compounds. Under the terms of the exclusive license agreement, Scripps will provide the genetically engineered, live microalgae containing the catalytic aldolase protein to Cyanotech. Development tests are presently underway to assess the feasibility of the proposed commercial product.

     In March 1999, we announced development of a natural astaxanthin product for use as a human dietary supplement as an adjunct to NatuRose, our natural astaxanthin product for the commercial feed and aquaculture industries. There is a growing body of scientific literature demonstrating that the antioxidant, astaxanthin, surpasses many of the antioxidant benefits of vitamin C, vitamin E, beta-carotene and other carotenoids. Scientific studies have also shown that natural astaxanthin has up to 550 times the antioxidant activity of vitamin E and 10 times the antioxidant activity of beta-carotene. We are currently evaluating the feasibility of the proposed commercial product and pursuing the appropriate approvals from various government authorities.

     Development of all of these products is continuing but there is no assurance that commercial products will be achieved. Cyanotech's products, potential products and its manufacturing and research activities are subject to varying degrees of regulation by a number of government authorities in the United States and in other countries. Our inability to successfully develop or commercialize additional products could have a material adverse effect on our business, financial condition and results of operations.

RESEARCH & DEVELOPMENT EXPENSES

     Cyanotech's  expertise  is in the  development  of  efficient,  stable  and cost-effective production systems for microalgal products. Our researchers investigate specific microalgae identified in scientific literature for potentially marketable products and then develop the technology to grow such microalgae on a commercial scale.

     During fiscal 1999, the Company incurred $895,000 in research and development expenses, compared with $677,000 and $587,000 in the years 1998 and 1997, respectively. The Company intends to continue to develop new products and prioritizes its research and development activities to focus on projects that it believes will have the greatest market acceptance and achieve the highest return on the Company's investment. Successful microalgal product development is highly uncertain and is dependent on numerous factors, many of which are beyond the Company's control. Products that appear promising in early phases of development may be found to be ineffective, may be uneconomical because of manufacturing costs or other factors, may be precluded from commercialization due to the proprietary rights of other companies, or may fail to receive necessary regulatory approvals.

DISTRIBUTION AND INTERNATIONAL SALES

     The majority of our bulk Spirulina sales are to companies with their own Spirulina product lines. Many of these companies identify and promote Cyanotech's Hawaiian Spirulina in their products. In the United States, we sell directly to health food manufacturers and health food formulators. Packaged consumer products sell in the domestic market through an established health food distribution network. Orders for packaged consumer products are taken at the store level by one of 23 regional broker representatives and shipped through one of 25 distributors. In selected foreign markets, we have appointed exclusive sales distributors for both bulk Spirulina and packaged consumer products.

     In the years ended March 31, 1999, 1998 and 1997, international sales accounted for approximately 40%, 44% and 62%, respectively, of our net sales. We expect that international sales will continue to represent a significant portion of our net sales. Our business, financial condition and results of operations may be materially adversely affected by any difficulties associated with managing accounts receivable from international customers, tariff regulations, imposition of governmental controls, political and economic instability or other trade restrictions. Although our international sales are currently denominated in United States dollars, fluctuations in currency exchange rates could cause our products to become relatively more expensive to customers in the affected country, leading to a reduction in sales in that country.

CUSTOMERS

Spirulina

     We market and sell our Spirulina products to a variety of customers, which range in size from $500 million in annual sales to small retail stores. Several of our major customers are businesses that were established exclusively to market and sell Spirulina products.

     Approximately 11% of our net sales for the year ended March 31, 1999 was to a single customer, Spirulina International B.V., a Spirulina marketing and distribution company based in Europe. Sales to this customer were less than 10% of net sales for the years ended March 31, 1998 and 1997.

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

     Private Label Customers. We currently provide private label retail consumer products to one international customer. Products for this customer are manufactured only upon receipt of an order and no finished product inventories are maintained.

     Retail Distributors. Retail distributors act as product wholesalers to independent and chain retailers. The majority of domestic Nutrex sales in the year ended March 31, 1999 were to 25 distributors.

     Natural Products Distributors. In the year ended March 31, 1999, we sold bulk Spirulina products to sixteen domestic and ten foreign customers engaged in the business of distributing natural raw materials to health and natural food manufacturers. These distributors provide their customers with standardized quality control, warehousing and distribution services, and charge a mark-up on the products for providing these services. These distributors may differentiate the products they sell, but they generally treat the products as commodities, with price being the major determining factor in their purchasing decision.

Natural Astaxanthin

     Our NatuRose product is presently being sold on a limited basis through a network of agents and distributors directly to aquaculture farmers, vitamin suppliers, aquaculture feed manufacturers and other end users in 15 countries for use in aquaculture feed, poultry feed and pet feed industries.

COMPETITION

 Spirulina

     Our Spirulina Pacifica products compete with a variety of vitamins, dietary supplements, other algal products and similar nutritional products available to consumers. The nutritional products market is highly competitive. It includes international, national, regional and local producers and distributors, many of whom have greater resources than Cyanotech, and many of whom offer a greater variety of products. Our direct competition in the Spirulina market currently is from Dainippon Ink and Chemical Company's facility in California and several farms in China. To a lesser extent, we compete with numerous smaller farms in China, India, Thailand, Cuba, Brazil and South Africa. Packaged consumer products marketed under our Nutrex brand also compete with products marketed by health food manufacturing customers of Cyanotech who purchase bulk Spirulina from us and package it for retail sales. A decision by another company to focus on Cyanotech's existing or target markets or a substantial increase in the overall supply of Spirulina could have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that we will not experience competitive pressure, particularly with respect to pricing, that could adversely affect our business, financial condition and results of operations.

Natural Astaxanthin

     Our natural astaxanthin product, NatuRose, competes directly with the synthetic astaxanthin product produced and marketed for the commercial feed and aquaculture industry worldwide by Hoffmann-LaRoche. In addition, several other companies have announced plans to produce commercial quantities of natural astaxanthin from microalgae and Phaffia yeast. We believe that these companies are presently only producing small quantities for test purposes. Although we are unaware of any studies indicating that natural astaxanthin has any benefits not otherwise provided by synthetic astaxanthin, we believe there is commercial demand for a natural astaxanthin product and that our NatuRose product can compete on the basis of product performance and price.

Phycobiliproteins

     Four major competitors manufacture phycobiliprotein products for sale, including Molecular Probes, Inc., Quantify, Inc., Martek Biosciences Corporation and Prozyme, Inc. Cyanotech competes with these companies on the basis of price and quality. New synthetic fluorescent compounds have been developed by a third party which are superior to phycobiliproteins in some applications. The advantage of the synthetic compounds is their lower molecular weight and, in some cases, their lower cost. While our phycobiliprotein products may not be able to compete effectively against synthetic compounds in some applications, Cyanotech's phycobiliproteins have gained a reputation for high quality at a competitive price.

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

     Our natural astaxanthin product, NatuRose, has received clearance for use as a feed and food color additive in Japan and Canada and has received organic registration for use in feed in New Zealand but will need clearance for use as a feed color additive in the United States. We are actively pursuing clearance for use in the U.S. markets and are presently in process with our petition to the FDA and anticipate final approval by the fall of 1999. Our petition for approval for the Canadian Food Industry Agency was submitted in June 1998 and received approval in June 1999. The process of obtaining clearances for a new color additive is expensive and time consuming. Extensive information is required on the toxicity of the additive, including carcinogenicity studies and other animal testing. No assurances can be given that any of our proposed products intended for use as a feed additive will be approved for use in the United States on a timely basis, if at all.

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

PATENTS, LICENSES AND TRADEMARKS

     Although we regard our proprietary technology, trade secrets, trademarks and similar intellectual property as critical to our success, we rely on a combination of trade secret, contract, patent, copyright and trademark law to establish and protect our rights in our products and technology. There can be no assurance that we will be able to protect our technology adequately or that competitors will not be able to develop similar technology independently. In addition, the laws of certain foreign countries may not protect the Company's intellectual property rights to the same extent as the laws of the United States. Cyanotech has two United States patents issued to it. Litigation in the United States or abroad may be necessary to enforce our patent or other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. Such litigation, even if successful, could result in substantial costs and diversion of resources and could have a material adverse effect on our business, results of operations and financial condition. Additionally, if any such claims are asserted against us, we may seek to obtain a license under the third party's intellectual property rights. There can be no assurance, however, that a license would be available on terms acceptable or favorable to us, if at all.

     For a description of pending patent litigation, see Item 3, Legal Proceedings.

ASSOCIATES

     Cyanotech employed 61 associates as of March 31, 1999, of which 58 are full-time. Approximately 38 associates are involved in the harvesting and production process, 9 are involved in research and product development, and the remainder are involved in sales, administration and support. Management believes that its relations with its associates are good. We have not experienced difficulty in attracting personnel and none of our associates are represented by a labor union.

INDUSTRY SEGMENTS AND EXPORT SALES

     The Company has no assets outside of the United States. The Company's business consists of one industry segment and is grouped into six geographic areas: United States, Canada/South America, the Netherlands, Europe, excluding the Netherlands, China and Asia/Pacific, excluding China. The following table, (dollars in thousands), summarizes the product sales revenues from unaffiliated customers in each of the six geographic regions:

                                                 1999                           1998                       1997
                                        ------------------------      -----------------------       ----------------------

United States                               $  4,075         60%         $  4,297         56%         $  4,303         38%
Canada/South America                             426          6%              404          5%              851          8%
The Netherlands                                  717         11%              496          7               499          4%
Europe, excluding the Netherlands                498          7%              788         10%              793          7%
China                                             50          1%              358          5%             3905         34%
Asia/Pacific, excluding China                    972         15%             1284         17%             1048          9%
                                        ------------- ----------      ------------ ----------       ----------- ----------
Total Product Sales Revenues                $  6,738        100%          $ 7,627        100%          $11,399        100%
                                        ============= ==========      ============ ==========       =========== ==========

     The Company believes that its profit margin on export sales is not significantly different from that realized on sales in the United States. All foreign product sales transactions are consummated in U.S. dollars.

     For the years ended March 31, 1999 and 1998, the Company incurred losses of $2,557,000 and $300,000, respectively. During these two fiscal years, the Company has experienced declining sales which can be attributed to increased competition for sales of Spirulina products in all of its major markets. The most significant decline in sales revenue resulted from the loss of our largest customer, a Hong Kong-based network marketing company, in fiscal 1998. This matter is described in detail in Item 7. The major effect of the decrease in sales has been a significant decrease in liquidity. Due to the significant decrease in sales and the decline in working capital, the Company has taken action to reduce expenditures and obtain additional sources of external financing while concurrently continuing to diversify its product offerings and explore opportunities for expanding the markets for its products. Management believes that this plan may increase revenues and return the Company to profitability. Furthermore, as described in detail in Item 7, the Company is in technical default on certain debt. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms of its financing agreement, to obtain additional financing or refinancing as may be required, to attain profitability, or a combination thereof. There can be no assurance that these efforts will be successful or that the Company will return to generating profit on either a quarterly or annual basis.

ITEM 2. PROPERTIES

     Cyanotech Corporation is located in Kailua-Kona, Hawaii, at the HOST Park and also owns a 2,500 square foot sales office in a light industrial area located approximately four miles from the HOST Park. The HOST Park facility consists of approximately 183 leased acres. Approximately 90 acres have been fully developed and contain production ponds, a processing facility, a laboratory, and administrative offices. All products are produced at this facility. The property is leased from the State of Hawaii under a 30-year commercial lease expiring in 2025. During 1997, we reached a preliminary agreement with the State of Hawaii to lease an additional 93 acres at the HOST Park, which increased the total acreage under lease to 183 acres. The State of Hawaii has agreed to allow the Company to lease this additional 93 acres on a year to year basis, until such time that the Company determines the need for a longer lease term. Our current lease agreement is effective through December 31, 1999. Subject to available funds, we plan to use this new property to construct a larger NatuRose production facility and additional culture ponds that would use the BioDome CCS technology. We believe that there is sufficient available land at the HOST Park to meet our currently planned future needs. Our Nutrex, Inc. subsidiary maintains a sales office in Kailua-Kona, Hawaii.


ITEM 3. LEGAL PROCEEDINGS

     On July 13, 1998, the Company filed a complaint (Case No. CV98-00600) in United States District Court for the District of Hawaii ("Court") against Aquasearch, Inc. ("Aquasearch"), seeking declaratory judgment of patent noninfringement, patent invalidity, and non-misappropriation of trade secrets relating to closed culture production of astaxanthin. The complaint was filed in response to assertions by Aquasearch regarding its alleged intellectual property rights. Aquasearch has answered the complaint and filed counter claims alleging patent infringement, trade secret misappropriation, unfair competition and breach of contract. The Court has granted Cyanotech's motion to amend its complaint against Aquasearch to add claims of misappropriation of trade secrets regarding open pond technology, unfair competition and breach of contract. We believe that the Cyanotech technology involved in this dispute is outmoded and have discontinued its use. We are pursing this litigation vigorously.

     We maintain product liability insurance in limited amounts for products involving human consumption. In the opinion of management, broader product liability insurance coverage is prohibitively expensive at this time.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the stockholders during the fourth quarter of fiscal 1999.


                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The information required by this Item is incorporated by reference to the Section labeled "Market for Common Equity and Related Stockholder Matters" appearing in the Company's 1999 Annual Report to Stockholders.


ITEM 6. SELECTED FINANCIAL DATA

     The information required by this Item is incorporated by reference to the Section labeled "Selected Financial Data" appearing in the Company's 1999 Annual Report to Stockholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required by this Item is incorporated by reference to the Section labeled "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing in the Company's 1999 Annual Report to Stockholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We have not entered into any transactions using derivative financial instruments or derivative commodity instruments and believe that our exposure to market risk associated with other financial instruments is not material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated balance sheets of the Company and subsidiaries as of March 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended March 31, 1999, together with the accompanying notes and the related Independent Auditors' Report, all contained in the Company's 1999 Annual Report to Stockholders are incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

(a)  IDENTIFICATION OF DIRECTORS

The  information  required by this Item is  incorporated  by reference  from the
Sections captioned "Proposal One: Election of Directors," "Certain Transactions," "Security Ownership of Certain Beneficial Owners and Management" and "Compliance with Section 16(a) of the Exchange Act" contained in Cyanotech's definitive 1999 Proxy Statement.

(b)  IDENTIFICATION OF EXECUTIVE OFFICERS

The executive officers of Cyanotech and their ages and positions as of March 31, 1999 are as follows:

                    Name                       Age                       Position
                    ----                       ---                       --------
Gerald R. Cysewski, Ph.D. .....................50           Chairman of the Board, President and Chief
                                                            Executive Officer
Glenn D. Jensen ...............................40           Vice President - Operations
Larry L. Line .................................51           Vice President - Sales and Marketing
                                                            President - Nutrex, Inc.
Kelly J. Moorhead .............................43           Vice President - Product Development
Ronald P. Scott ...............................44           Executive Vice President - Finance and
                                                            Administration, Secretary, Treasurer

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

Mr. Line has served as Vice President - Sales and Marketing and President of Nutrex, Inc. since June, 1998. Prior to joining Cyanotech, Mr. Line was President of Renaissance Executive Forums, an advisory board service for chief executives in the San Jose, California area. In addition, he had a separate management consulting and executive coaching practice that included domestic and international clients. From 1978 through 1991, he acted in progressive management roles for Syva Company, an international medical diagnostics company which was a subsidiary of Syntex Corporation. Mr. Line holds a B.A. degree in Chemistry from the California State University at Sacramento.

Mr. Moorhead has served as Vice President - Product Development since June, 1998. From October 1997 to June 1998, he served as Vice President - Sales and Marketing of the Company and President of Nutrex, Inc. From August 1996 to October 1997 he served as Vice President - International Sales. From December 1991 to August 1996 he served as Vice President - Sales and Marketing and President of Nutrex, Inc. From August 1987 to December 1991, he served as Vice President - Production of the Company. Mr. Moorhead joined Cyanotech as Production Biologist in December 1984. Prior to joining Cyanotech, Mr. Moorhead worked at the Oceanic Institute in Honolulu, Hawaii where he conducted research on production of Spirulina from agricultural wastes. Mr. Moorhead holds a B.S. degree in Aquatic Biology from the University of California, Santa Barbara.

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


ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from the section captioned "Executive Compensation and Other Information," "Director Remuneration" and "Stockholder Return Performance Graph" contained in Cyanotech's definitive 1999 Proxy Statement.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The  information  required by this Item is  incorporated  by reference  from the
section  captioned   "Security   Ownership  of  Certain  Beneficial  Owners  and
Management" contained in Cyanotech's definitive 1999 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.
                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  (1).  The  following   Consolidated   Financial   Statements  of  Cyanotech
Corporation and its subsidiaries are incorporated herein by reference pursuant to Item 8:

                                                                                        Page in 1999
                                                                                        Annual Report
                                                                                        To Stockholders

Independent Auditors' Report....................................................................24
Consolidated Balance Sheets as of March 31, 1999 and 1998........................................9
Consolidated Statements of Operations for each of the years
in the three-year period ended March 31, 1999...................................................10
Consolidated Statements of Stockholders' Equity for
each of the years in the three-year period ended March 31, 1999.................................11
Consolidated Statements of Cash Flows for each of the years
in the three-year period ended March 31, 1999...................................................12
Notes to Consolidated Financial Statements....................................................13-23

(a) (2). The following financial statement schedule is included in this report on the pages indicated below:


Schedule II Valuation and Qualifying Accounts...................................................17
Independent Auditors' Report on Schedule........................................................18

Schedules not listed above are omitted because of the absence of the conditions under which they are required or because the required information is included in the consolidated financial statements or notes thereto, which financial statements are incorporated by reference.

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

10.1                     1985 Incentive Stock Option Plan dated March 18, 1985, as amended.  (Incorporated  by  reference to Exhibit
                         4(d) to the Company's Registration Statement on Form S-8 filed on December 3, 1992, file no. 33-55310.)
10.2                     Stockholders Agreement dated as of May 17, 1993.(Incorporated by reference to Exhibit 10.8 to the Company's
                         Annual Report on Form 10-KSB for the fiscal year ended March 31, 1994, file no. 0-14602.)
10.3                     1994 Non-Employee Directors Stock Option and Stock Grant Plan. (Incorporated  by  reference to Exhibit 10.7 to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1994, file no. 0-14602.)
10.4                     Term Loan Agreement dated April 1, 1995 between Spirulina International B.V. and the Company. (Incorporated
                         by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-KSB for the fiscal year ended March
                         31, 1995, file no. 0-14602.)
10.5                     License  Agreement  by  and  between  The  University  of  Memphis  and  the  Company  dated June 19, 1995.
                         (Incorporated by reference to Exhibit 10.14 to the Company's Annual  Report  on  Form 10-KSB for the fiscal year ended March 31, 1995, file no. 0-14602.)
10.6                     1995 Stock Option Plan for Cyanotech  Corporation  dated  August  9,  1995,  as  amended.  (Incorporated by reference to Exhibit 4(C) to the Company's Registration  Statement  on  Form S-8 filed on October 27, 1995, file no. 33-63789.)
10.7                     Sub-Lease Agreement between the Company and Natural Energy Laboratory of  Hawaii  Authority  dated December
                         29, 1995. (Incorporated by reference to  Exhibit 10.1  to the Company's Quarterly Report on Form 10-QSB for
                         the quarter ended December 31, 1995, file no. 0-14602.)
10.8                     Preferred  Stock  Conversion  and  Registration  Rights Agreement by and between the  Company and Firemen's
                         Insurance Company of Newark, New Jersey, dated as of  February  20,  1996.  (Incorporated  by  reference to
                         Exhibit 10.16 to the Company's Registration Statement on Form SB-2 as filed on February 28, 1996,  file no.
                         333-00951.)
10.9                     Registration Rights Agreement by and between the Company and American Cyanamid Company dated as of February
                         20, 1996.  (Incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form SB-2
                         as filed on February 28, 1996, file no 333-00951.)
10.10                    License Agreement between The Scripps Research Institute and the Company dated April 14, 1998.(Incorporated by reference to Exhibit 10.14 to the Company's Annual Report on  Form  10-K for the fiscal year ended March
                         31, 1998, file no. 0-14602.)
10.11                    Workout/suspension Agreement between the Company and Kiewit Pacific Co. dated March 30, 1998. (Incorporated by reference to Exhibit 10.15 to the Company's Annual Report  on  Form 10-K for the fiscal year ended March
                         31, 1998, file no. 0-14602.)
10.12                    Security Agreement between the Company and Kiewit Pacific Co.  dated  January  1,  1998.  (Incorporated  by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended  March 31,
                         1998, file no. 0-14602.)
10.13                    Loan and Security Agreement and Schedule to the Loan and Security Agreement dated July 28, 1998 between the
                         Company and Coast Business Credit.  (Incorporated  by  reference to Exhibit 10.1 to the Company's Quarterly
                         Report on Form 10-Q for the quarter ended June 30, 1998, file no. 0-14602.)


10.14                    Workout/suspension Agreement between the Company and Kiewit Pacific Co. dated June 15, 1999.
11.1                     Statement re: Computation of Earnings per Share
13                       1999 Annual Report to Stockholders (portions only)
21.1                     Subsidiaries of the Company.
23.1                     Accountants' Consent
27                       Financial Data Schedule.

(b)      Reports on Form 8-K

The Registrant did not file any reports on Form 8-K during the fourth quarter of the 1999 fiscal year.

No Annual Report to Stockholders or proxy material has been sent to Stockholders as of this date. Such report and proxy material will be furnished to Stockholders after the filing of this Form and copies of such materials will be furnished to the Commission when they are sent to Stockholders.

                                   Schedule II
                     Cyanotech Corporation and Subsidiaries
                Valuation and Qualifying Accounts (in thousands)
                    Years Ended March 31, 1999, 1998 and 1997
                    Column A                 Column B                 Column C                 Column D                 Column E
                                                                      Additions
                                             Balance at     Charged to      Charged to                                  Balance at
                                             Beginning      Costs and       Other                                       End of
              Description                    of Year        Expenses        Accounts           Deductions               Year
Allowance for Doubtful Receivables
1999                                         $     10                5              --                3                 $     12
1998                                         $     --               10              --               --                 $     10
1997                                         $     --               --              --               --                 $     --

                    INDEPENDENT AUDITORS' REPORT ON SCHEDULE




The Board of Directors
Cyanotech Corporation:

Under date of May 14, 1999, except as to the second paragraph of note 3, the second paragraph of note 4 and the second paragraph of note 13, which are as of July 13, 1999, we reported on the consolidated balance sheets of Cyanotech Corporation and subsidiaries as of March 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended March 31, 1999, as contained in the 1999 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year ended March 31, 1999. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in the accompanying index. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The independent auditors' report on the consolidated financial statements of Cyanotech Corporation referred to above also contains an explanatory paragraph that states that the consolidated financial statements have been prepared assuming that Cyanotech Corporation will continue as a going concern. As discussed in note 13 to the consolidated financial statements, the Company has suffered recurring losses from operations and has limited sources of additional liquidity that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 13. The consolidated financial statements and financial statement schedule do not include any adjustments that might result from the outcome of this uncertainty.


/s/  KPMG LLP
Honolulu, Hawaii
May 14, 1999

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23rd day of June, 1999.

                              CYANOTECH CORPORATION

                       By: /s/ Gerald R. Cysewski, Ph.D.
                           -----------------------------
                               Gerald R. Cysewski, Ph.D.
                                   Chairman of the Board,
                                   President and Chief
                                   Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                Signatures                                     Title                                Date

/s/ Gerald R. Cysewski                       Chairman of the Board, President and              June 23, 1999
-------------------------                    Chief Executive Officer  (Principal               -------------
Gerald R. Cysewski, Ph.D.                    Executive Officer and Director)

/s/ Ronald P. Scott                          Executive Vice President - Finance and            June 23, 1999
-------------------------                    Administration, Secretary and Treasurer           -------------
Ronald P. Scott                              (Principal Financial and Accounting
                                             Officer and Director)


/s/ Eric R. Reichl                           Director                                          June 23, 1999
-------------------------                                                                      -------------
Eric R. Reichl

/s/ John T. Waldron                          Director                                          June 23, 1999
-------------------------                                                                      -------------
John T. Waldron

/s/ Paul C. Yuen                             Director                                          June 23, 1999
-------------------------                                                                      -------------
Paul C. Yuen