Form 10-Q
period 1999-06-30
CYANOTECH CORP
filed 1999-08-12
CIK 768408

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                    For Quarterly Period Ended June 30, 1999

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

            Number of common shares outstanding as of July 31, 1999:

             Title of Class                                 Shares Outstanding
             --------------                                 ------------------
      Common stock - $.005 par value stock                       13,737,619

                              CYANOTECH CORPORATION
                                    FORM 10-Q

                                      INDEX

PART I.   FINANCIAL INFORMATION
-------------------------------

Item 1.  Financial Statements                                               Page
                                                                            ----

         Consolidated Balance Sheets (unaudited)
                  June 30, 1999 and March 31, 1999. . . . . . . . . . . . . . .3

         Consolidated Statements of Operations (unaudited)
                  Three month periods ended
                  June 30, 1999 and 1998. . . . . . . . . . . . . . . . . . . .4

         Consolidated Statements of Cash Flows (unaudited)
                  Three month periods ended
                  June 30, 1999 and 1998. . . . . . . . . . . . . . . . . . . .5


         Notes to Consolidated Financial Statements (unaudited). . . . . . . . 6


Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations. . . . . . . . . . . . . . . . 11


PART II.  OTHER INFORMATION

Item 1.           Legal Proceedings . . . . . . . . . . . . . . . . . . . . . 16

Item 3.           Defaults Upon Senior Securities. . . . . . . . . . . . . . .16

Item 6.           Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . 17


SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 18

PART I. FINANCIAL INFORMATION
     Item 1.   Financial Statements

                              CYANOTECH CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                 (Dollars in thousands except per share amounts)
                                                                                          June 30,                March 31,
                                                                                            1999                     1999
ASSETS                                                                                  (Unaudited)               (Audited)
                                                                                     -----------------        -----------------
Current assets:
     Cash and cash equivalents                                                       $            133         $            323
     Accounts receivable, net                                                                   1,116                    1,012
     Refundable income taxes                                                                      273                      273
     Inventories  (note 2)                                                                      1,924                    2,105
     Prepaid expenses                                                                             110                      105
                                                                                     -----------------        -----------------
              Total current assets                                                              3,556                    3,818

Equipment and leasehold improvements, net (note 3)                                             19,357                   19,623
Other assets                                                                                      159                      180
                                                                                     -----------------        -----------------
              Total assets                                                           $         23,072         $         23,621
                                                                                     =================        =================
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current maturities of long-term debt                                            $            663         $            700
     Short-term revolving line of credit                                                          931                      994
     Current maturities of capital lease obligation                                                44                       67
     Accounts payable                                                                             839                      746
     Other accrued liabilities                                                                    288                      394
                                                                                     -----------------        -----------------
              Total current liabilities                                                         2,765                    2,901
Long-term debt, excluding current maturities                                                        -                       13
                                                                                     -----------------        -----------------
              Total liabilities                                                                 2,765                    2,914
                                                                                     -----------------        -----------------
Stockholders' equity:
     Cumulative  preferred  stock,  Series  C, of  $.001  par  value
     (aggregate involuntary  liquidation  preference  $2,975 ($5 per share),  plus  unpaid cumulative dividends). Authorized 5,000,000 shares; issued and outstanding 595,031 shares at June 30,  1999
     and March 31,  1999                                                                            1                        1
     Common  Stock of $0.005  par  value, authorized  25,000,000  shares at June 30, 1999 and March 31, 1999;  issued and outstanding
     13,732,619 shares at June 30, 1999 and 13,603,572 shares at
     March 31, 1999                                                                                69                       68
     Additional paid-in capital                                                                24,082                   23,956
     Accumulated deficit                                                                       (3,845)                  (3,318)
                                                                                     -----------------        -----------------
              Total stockholders' equity                                                       20,307                   20,707
                                                                                     -----------------        -----------------
                    Total liabilities and stockholders' equity                       $         23,072         $         23,621
                                                                                     =================        =================

          See accompanying notes to consolidated financial statements.

                              CYANOTECH CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                                                Three Months Ended
                                                                                                     June 30,
                                                                                     ------------------------------------------
                                                                                             1999                     1998
                                                                                     -----------------        -----------------
NET SALES                                                                            $         1,599          $         1,763
COST OF PRODUCT SALES                                                                          1,332                    1,584
                                                                                     -----------------        -----------------
        Gross Profit                                                                             267                      179

OPERATING EXPENSES
        Research and development                                                                 166                      222
        General and administrative                                                               387                      331
        Sales and marketing                                                                      193                      257
                                                                                     -----------------        -----------------
                    Total operating expenses                                                          746                      810
                                                                                     -----------------        -----------------
        Loss from operations                                                                    (479)                    (631)
                                                                                     -----------------        -----------------
OTHER INCOME (EXPENSE):
        Interest income                                                                            4                        2
        Interest expense                                                                         (55)                     (35)
        Other income (expense), net                                                                3                       (7)
                                                                                     -----------------        -----------------
                   Total other expense                                                           (48)                     (40)
                                                                                     -----------------        -----------------
                   Loss before income taxes                                                     (527)                    (671)
                   Income tax benefit                                                              -                       40
                                                                                     -----------------        -----------------
NET LOSS                                                                                        (527)                    (631)
Other comprehensive income                                                                         -                        -
                                                                                     -----------------        -----------------
COMPREHENSIVE LOSS                                                                   $          (527)         $          (631)
                                                                                     =================        =================
NET (LOSS) PER COMMON SHARE
     Basic                                                                           $         (0.04)         $         (0.05)
     Diluted                                                                         $         (0.04)         $         (0.05)

SHARES USED IN CALCULATION OF:
     Basic                                                                                    13,610                   13,600
     Diluted                                                                                  13,610                   13,600

          See accompanying notes to consolidated financial statements.

                              CYANOTECH CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                                Three Months Ended
                                                                                                     June 30,
                                                                                     ------------------------------------------
                                                                                           1999                      1998
CASH FLOWS FROM OPERATING ACTIVITIES:                                                -----------------        -----------------
          Net loss                                                                   $          (527)         $          (631)
          Adjustments to reconcile net loss to net cash used in
          operating activities:
                  Depreciation and amortization                                                  328                      343
                  Net (increase) decrease in:
                        Accounts receivable                                                     (104)                      27
                        Inventories                                                              181                      347
                        Prepaid expenses and other assets                                         16                      (47)
                  Net increase (decrease) in:
                        Accounts payable                                                          93                     (330)
                        Other accrued liabilities                                               (106)                     (22)
                                                                                     -----------------        -----------------
Net cash used in operating activities                                                           (119)                    (313)
                                                                                     -----------------        -----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
          Investment in equipment and leasehold improvements                                     (62)                     (59)
                                                                                     -----------------        -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
          Net proceeds from issuance of common stock                                              99                        -
          Net proceeds from exercise of warrants and options                                      28                        -
          Repayment of borrowings on short-term revolving line of
          credit                                                                                 (63)                       -
          Principal payments on note payable                                                       -                     (210)
          Principal payments on capital lease obligation                                         (23)                     (33)
          Principal payments on long-term debt                                                   (50)                     (12)
                                                                                     -----------------        -----------------
Net cash used in financing activities                                                             (9)                    (255)
                                                                                     -----------------        -----------------
Net decrease in cash and cash equivalents                                                       (190)                    (627)
Cash and cash equivalents at beginning of period                                                 323                     1,397
                                                                                     -----------------        -----------------
Cash and cash equivalents at end of period                                           $           133          $            770
                                                                                     =================        =================

          See accompanying notes to consolidated financial statements.

                              CYANOTECH CORPORATION
                                    FORM 10-Q
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1999
                                   (Unaudited)

1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements and notes should be read in conjunction with the Company's consolidated financial statements contained in the Company's previously filed report on Form 10-K for the year ended March 31, 1999.

         The Company consolidates enterprises in which it has a controlling financial interest. The accompanying consolidated financial statements include the accounts of Cyanotech Corporation and its wholly-owned subsidiaries, Nutrex, Inc. and Cyanotech International FSC, Inc. All significant intercompany balances and transactions have been eliminated in consolidation. While the financial information furnished for the three month period ended June 30, 1999 is unaudited, the statements in this report reflect all material items which, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the dates of the consolidated balance sheets. The operating results for the interim period presented are not necessarily indicative of the results that may be expected for the year ending March 31, 2000.

         As the Company's operations are solely related to microalgae-based products, management considers its operations to be one industry segment.

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

2.       INVENTORIES

         Inventories are stated at the lower of cost (which approximates first-in, first-out) or market and consist of the following (dollars in thousands):


                                               June 30, 1999            March 31, 1999
                                             -----------------        -----------------
               Raw materials                 $              56        $              63
               Work in process                             287                      287
               Finished goods                            1,402                    1,555
               Supplies                                    179                      200
                                             -----------------        -----------------
                                             $           1,942        $           2,105
                                             =================        =================

3.       EQUIPMENT AND LEASEHOLD IMPROVEMENTS

         Owned equipment and leasehold improvements are stated at cost. Equipment under capital lease is stated at the lower of the present value of the minimum lease payments or fair value of the equipment at the inception of the lease. Depreciation and amortization are provided using the straight-line method over the estimated useful lives for furniture and fixtures and the shorter of the lease terms or estimated useful lives for leasehold improvements and the lease terms or estimated useful lives for equipment under capital lease as follows:


         Equipment                                                 3 to 10 years
         Leasehold improvements                                   10 to 27 years
         Furniture and fixtures                                          7 years
         Equipment under capital lease                                  10 years

         Equipment and leasehold improvements consist of the following (dollars in thousands):

                                                                             June 30, 1999            March 31, 1999
                                                                           -----------------        -----------------
         Equipment                                                         $         8,462          $          8,421
         Leasehold improvements                                                     13,779                    13,779
         Furniture and fixtures                                                         83                        83
         Equipment under capital lease                                                 388                       388
                                                                           -----------------        -----------------
                                                                                    22,712                    22,671

         Less accumulated depreciation and amortization                             (6,435)                   (6,107)
         Construction in-progress                                                    3,080                     3,059
                                                                           -----------------        -----------------
         Equipment and leasehold improvements, net                         $        19,357          $         19,623
                                                                           =================        =================

4.       SERIES C PREFERRED STOCK

         Series C preferred stock is convertible into common stock at the rate of one share of preferred stock for five shares of common stock through February 23, 2000, after which date the conversion feature is no longer applicable. Series C preferred stock has voting rights equal to the number of shares of common stock into which it is convertible and has a preference in liquidation over all other series of preferred stock of $5 per share plus any accumulated but unpaid dividends. Holders of Series C preferred stock are entitled to 8% cumulative annual dividends at the rate of $.40 per share; cumulative dividends in arrears as of June 30, 1999 amount to $2,386 ($4.01 per share). Upon conversion of Series C preferred stock, cumulative dividends in arrears on converted shares are no longer payable. The consent of Series C preferred stockholders is required to modify their present rights or sell all or substantially all of the Company's assets.

5.       EARNINGS PER SHARE

         For the three months ended June 30, 1999 and 1998, warrants and options to purchase Common Stock shares of the Company and convertible preferred stock were outstanding, but were not included in the computation of Diluted net loss per common share because the inclusion of these securities would have had an antidilutive effect on the net loss per common share. As of June 30, 1999, warrants and options to acquire 802,300 shares of the Company's common stock and preferred stock convertible into 2,975,155 shares of the Company's common stock were outstanding.

         Following is a reconciliation of the numerators and denominators of the Basic and Diluted EPS computations for the periods presented (in thousands except share data):


BASIC EARNINGS PER SHARE                                                               June 30, 1999          June 30, 1998
                                                                                     -----------------      -----------------
Net loss                                                                             $          (527)       $         (631)
Less: Requirement for Preferred Stock dividends                                                  (60)                  (60)
                                                                                     -----------------      -----------------
Loss available to Common stockholders                                                $          (587)       $         (691)
                                                                                     =================      =================
Weighted average Common Shares outstanding                                                 13,610,241            13,599,572
                                                                                     =================      =================
Net loss per Common Share                                                            $         (0.04)       $        (0.05)
                                                                                     =================      =================

DILUTED EARNINGS PER SHARE

Loss available to Common stockholders                                                $          (587)       $         (691)
Plus: Requirement for Preferred Stock dividends                                                    -                     -
                                                                                     -----------------      -----------------
Net loss available to Common stockholders as adjusted                                $          (587)       $         (691)
                                                                                     =================      =================
Weighted average Common Shares outstanding                                                 13,610,241            13,599,572
Effect of dilutive securities:
     Stock options and warrants                                                                    -                     -
     Convertible preferred stock                                                                   -                     -
                                                                                     -----------------      -----------------
Weighted average Common Shares outstanding as adjusted                                     13,610,241            13,599,572
                                                                                     =================      =================
Net loss per Common Share                                                            $         (0.04)       $        (0.05)
                                                                                     =================      =================

6.       ACCOUNTING CHANGES

         Accounting for Derivative Instruments and Hedging Activities. In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date for FASB Statement No. 133, an Amendment of FASB Statement No. 133," which defers the effective date of SFAS No. 133 to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company currently holds no derivative instruments, nor is it currently participating in hedging activities. Management does not expect adoption of SFAS No. 133 to have a material effect on the Company's financial condition, results of operations or liquidity.

         Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. In March 1998, the American Institute of Certified Public Accountants ("AICPA") Accounting Standards Executive Committee issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which requires that certain costs, including certain payroll and payroll-related costs, be capitalized and amortized over the estimated useful life of the software. The provisions of SOP 98-1 are effective for fiscal years beginning after December 15, 1998. The Company adopted the provisions of SOP 98-1 effective April 1, 1999. Adoption of SOP 98-1 did not have a material effect on the Company's financial condition, results of operations or liquidity.

         Reporting on the Costs of Start-up Activities. In April 1998, the AICPA Accounting Standards Executive Committee issued SOP 98-5, "Reporting on the Costs of Start-up Activities." SOP 98-5 requires that costs of start-up activities, including organization costs, be expensed as incurred. The provisions of SOP 98-5 are effective for fiscal years beginning after December 15, 1998 and earlier application is encouraged. The Company adopted the provisions of SOP 98-5 effective April 1, 1999. Adoption of SOP 98-5 did not have a material effect on the Company's financial condition, results of operations or liquidity.

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

RESULTS OF OPERATIONS

         The following table sets forth certain consolidated statement of operations data as a percentage of net sales for the periods indicated:

                                                                          Three Months Ended
                                                                               June 30,
                                                                       1999               1998
                                                                   -----------       -----------
          Net Sales                                                     100.0 %           100.0 %
          Cost of product sales                                          83.3              89.8
                                                                   -----------       -----------
               Gross profit                                              16.7              10.2
                                                                   -----------       -----------
          Operating expenses:
               Research and development                                  10.4              12.6
               General and administrative                                24.2              18.8
               Sales and marketing                                       12.1              14.6
                                                                   -----------       -----------
               Total operating expenses                                  46.7              46.0
                                                                   -----------       -----------
               Loss from operations                                     (30.0)            (35.8)
                                                                   -----------       -----------

          Other income (expense):
               Interest income                                            0.2               0.1
               Interest expense                                          (3.4)             (2.0)
               Other income (expense), net                                0.2              (0.4)
                                                                   -----------       -----------

               Total other expense                                       (3.0)             (2.3)
                                                                   -----------       -----------
               Loss before income taxes                                 (33.0)            (38.1)
               Income tax benefit                                           -               2.3
                                                                   -----------       -----------
          Net Loss                                                      (33.0)            (35.8)
          Other comprehensive income                                        -                 -
                                                                   -----------       -----------
          Comprehensive Loss                                            (33.0) %          (35.8) %
                                                                   ===========       ===========

FIRST QUARTER OF FISCAL 2000 COMPARED TO FIRST QUARTER OF FISCAL 1999

Net Sales

         Net sales for the three month period ended June 30, 1999 were $1,599,000, a decrease of 9% from $1,763,000 recorded in the comparable period in fiscal 1999. This decrease is primarily due to reduced sales of bulk Spirulina powder and packaged Spirulina products, offset by an increase in bulk Spirulina tablet sales.

         International sales represented 53% and 50% of net sales for the three month periods ended June 30, 1999 and 1998, respectively. This increase was primarily due to increased sales of bulk Spirulina tablets to our largest customer, a European distributor of natural products.

Gross Profit

         Gross profit represents net sales less the cost of goods sold, which includes the cost of materials, manufacturing overhead costs, direct labor expenses and depreciation and amortization. Gross profit increased to $267,000 for the three months ended June 30, 1999, up 49% from $179,000 in the comparable period of fiscal 1999. Our gross profit margin increased to 17% for the three month period ended June 30, 1999, compared to 10% for the comparable period of fiscal 1999. This increase in gross profit from the prior year period is primarily attributable to greater sales of higher margin bulk Spirulina tablets offset in part by reduced gross profit on lower sales of other bulk Spirulina products.

Operating Expenses

         Operating expenses were $746,000 during the three month period ended June 30, 1999, a decrease of 8% from $810,000 in the comparable period of fiscal 1999. This decrease was primarily due to reduced research and development and sales and marketing expenses, partially offset by increased general and administrative costs.

         Research and Development. Research and development expenses amounted to $166,000 for the three month period ended June 30, 1999, a decrease of 25% from $222,000 for the comparable period of fiscal 1999. This decrease from the prior year was primarily due to reduced personnel expenditures, lower supply and material costs and lower equipment maintenance expenses, totaling approximately $69,000, offset by $17,000 of increased expenditures for outside services.

         Sales and Marketing. Sales and marketing expenses amounted to $193,000 for the three month period ended June 30, 1999, a decrease of 25% from $257,000 for the comparable period of fiscal 1999. This decrease from the prior year is primarily due to reduced advertising and promotion expenditures for packaged Spirulina consumer products and lower personnel costs totaling approximately $84,000, offset by increased expenditures for sales consulting services in Japan amounting to approximately $21,000.

         General and Administrative. General and administrative expenses amounted to $387,000 for the three month period ended June 30, 1999, an increase of 17% from $331,000 for the comparable period of fiscal 1999. This increase from the prior year is primarily attributable to higher audit fees and an increase in legal fees related to the ongoing patent litigation with Aquasearch Inc. ("Aquasearch") totaling approximately $85,000, offset in part by a reduction in personnel expenditures and other corporate administrative expenses amounting to approximately $27,000.

Other Income (Expense)

         Other expense amounted to $48,000 for the first three months of fiscal 2000, an increase of 20% from $40,000 for the same period of fiscal 1999, primarily from an increase in interest expense on higher outstanding debt.

Income Taxes

         A provision for income taxes was not recorded for the three month period ended June 30, 1999 due to the Company's taxable loss position compared to an interperiod tax benefit of $40,000 booked in the same period of fiscal 1999.

Net Income (Loss)

         The Company recorded a net loss after taxes of $527,000 for the first quarter of fiscal 2000, compared to the net loss after taxes of $631,000 for the comparable period of fiscal 1998. The improvement in results is primarily attributable to the positive effect of the downsizing actions implemented in January and April of calendar 1999 on cost of sales and operating expenses and increased margin on increased sales of bulk Spirulina tablets.

VARIABILITY OF RESULTS

         The Company has experienced significant quarterly fluctuations in operating results and anticipates that these fluctuations may continue in future periods. Future operating results may fluctuate as a result of changes in sales levels to our largest customers, new product introductions, production difficulties, weather patterns, the mix between sales of bulk products and packaged consumer products, start-up costs associated with new facilities, expansion into new markets, sales promotions, competition, increased energy costs, the announcement or introduction of new products by competitors, changes in our customer mix, overall trends in the market for our products, government regulations and other factors beyond our control. While a significant portion of our expense levels are relatively fixed, and the timing of increases in expense levels is based in large part on forecasts of future sales, if net sales are below expectations in any given period, the adverse impact on results of operations may be magnified by our inability to adjust spending quickly enough to compensate for the sales shortfall. We may also choose to reduce prices or increase spending in response to market conditions, which may have a material adverse effect on our financial condition and results of operations. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms of its financing agreement, to obtain additional financing or refinancing as may be required, to attain profitability, or a combination thereof. There can be no assurance that these efforts will be successful or that the Company will return to generating profit on either a quarterly or annual basis.

LIQUIDITY AND CAPITAL RESOURCES

         Our working capital for the three month period ended June 30, 1999 decreased by $126,000 to $791,000 from $917,000 at March 31, 1999. Our cash and cash equivalents balances decreased by $190,000 to $133,000 and is primarily attributable to cash flows used in operating and investing activities of $119,000 and $62,000, respectively.

         Cash used in operating activities during the first three months of fiscal 2000 decreased by $194,000 to $119,000 compared to cash used in operating activities of $313,000 in the comparable period of fiscal 1999. The primary uses of cash flows in operating activities during the first three months of fiscal 2000 were the net loss of $527,000 and an increase in accounts receivable of $104,000, offset in part by depreciation and amortization of $328,000 and a decrease in inventory of $181,000.

         Cash used in investing activities (for capital expenditures) during the first three months of fiscal 2000 increased slightly to $62,000 compared to $59,000 for the comparable period of fiscal 1999.

         Cash used in financing activities during the first three months of fiscal 2000 decreased by $246,000 to $9,000, compared to $255,000 in fiscal 1999. The primary uses of cash flows in financing activities during the first quarter of fiscal 2000 were for repayment of borrowings on a short-term revolving line of credit of $63,000, principal payments on long-term debt of $50,000, and principal payments on a capital lease of $23,000, offset in part by proceeds from issuance of common stock and proceeds from the exercise of common stock options totaling $127,000.

         In July 1998, we entered into a Loan and Security Agreement (Agreement) with a lender which provides for up to $3 million in aggregate credit facilities, secured by all the assets of the Company. The major components of the Agreement include working capital loans on a revolving basis, subject to the availability of eligible accounts receivable and inventory (as defined), a sub-limit term loan of up to $750,000 (amortized in equal payments of $12,500 over sixty months) secured by eligible machinery and equipment, and a sub-limit term loan of up to $2 million (amortized over sixty months and subject to the Company achieving and maintaining specific levels of financial performance) for the acquisition of new machinery and equipment. The Agreement has a maturity date of July 31, 2001 with an optional provision for automatic and continuous renewal for successive, additional terms of one year each. The interest rate on all borrowings under the agreement is prime plus 2.5%, adjusted monthly (at June 30, 1999, the prime rate was 7.75%) until the Company achieves certain financial performance levels, at which time the interest rate will decrease to prime plus 1.25%. Interest is calculated on a base amount of $1 million or the outstanding loan balance, whichever is greater. The fee for renewing the Agreement beyond the maturity date of July 31, 2001 is set at .5% of the aggregate outstanding balance at the end of the initial term of the Agreement.

         The Agreement contains certain restrictive covenants, which include, among other things, the maintenance of minimum consolidated net worth, as defined, and a subjective acceleration clause contingent upon the occurrence of an event with a material adverse effect on the Company, as defined. On July 13, 1999, the lender declared the Company to be in technical default under the Agreement because of the uncertainty of the Company's ability to continue as a going concern. In view of this default, the lender exercised its right under the Agreement effective July 13, 1999, to increase the interest rate on all borrowings from prime plus 2.5% to prime plus 5.5%. Although it has not declared its intent to do so, the lender reserved its right to assert other remedies, among other things, to cease further lending transactions and demand immediate repayment of outstanding borrowings under the Agreement. Consequently the Company has classified the aggregate outstanding balance on this Agreement of $1,544,000, representing outstanding working capital loans on a revolving basis of $931,000 and an equipment term loan of $613,000, as a current liability in the consolidated balance sheet at June 30, 1999. If the lender ceases further lending and demands immediate repayment, such action would have a material adverse effect on the Company's financial position, results of operations and liquidity.

         At June 30, 1999, the remaining availability under the Agreement was calculated by the lender to be $329,000. This amount excludes the facility for the acquisition of new machinery and equipment which requires the Company to maintain a Debt Service Coverage ratio of at least 1.25:1 for the two prior full consecutive quarters. If this facility were available, it would increase the availability by an additional $1,127,000 up to the limit of $3 million for the entire Agreement.

         As of March 31, 1999, we had a commitment for a pond construction project which was suspended in February 1998. In June 1999 we reached an agreement with the project contractor to resume work on the suspended construction project on or before June 1, 2000. The remaining balance on the construction contract is approximately $1.9 million. In consideration of the extension of the contract, the Company will pay an additional $20,000 at the startup of work and a surcharge of 1.5% on work not completed by September 30, 1999, and a surcharge of 4% on work not completed by September 30, 2000. If work does not resume on or before June 1, 2000, then the contract will be considered to have been terminated by Cyanotech. Assertion by the contractor of its termination rights could have a material adverse effect on the Company's financial condition, results of operations or liquidity. As of June 30, 1999, the credit facilities available to Cyanotech, as described above, unless supplemented by funds from other sources, would not be sufficient to finance this construction work. Total costs incurred as of June 30, 1999 with respect to this expansion project approximated $2,643,000. Failure to comply with its commitments on this project would have a material adverse effect on the Company's financial condition, results of operations, or liquidity.

         In June 1999, we reached an agreement with Norsk Hydro ASA ("Norsk Hydro") to produce and market NatuRose (TM) natural astaxanthin product. Under the agreement, Norsk Hydro will participate in the optimization of the Cyanotech production technology for astaxanthin. Upon successful completion of the optimization program, the two companies intend to enter into a joint venture that will be owned 51% by Norsk Hydro and 49% by Cyanotech. The intention of the joint venture is to build and operate a NatuRose production facility in Kailua-Kona, Hawaii. Norsk Hydro will have worldwide exclusive rights to distribute NatuRose product in the aquaculture and animal pigmentation and animal nutrition markets; Cyanotech will retain worldwide exclusive rights to distribute BioXanthin (TM) natural astaxanthin products in the human nutrition markets. The Company's assessment of the impairment of certain long-lived assets as of March 31, 1999 and June 30, 1999 is predicated on the consummation and commercial success of this joint venture. Failure to consummate the joint venture arrangement or failure by the joint venture to achieve expected commercial outcomes may result in the impairment of such long-lived assets.

         The unaudited consolidated financial statements at June 30, 1999 have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms of its financing agreement, to obtain additional financing or refinancing as may be required, to attain profitability, or a combination thereof. The Company is seeking other possible sources of external financing, but unless it is successful, there may be liquidity shortfalls in future periods. There can be no assurance that the Company will be successful in obtaining additional financing or will have sufficient cash resources to support its continued operations.

YEAR 2000 COMPLIANCE

         We have completed a comprehensive review of our computer systems to identify the systems that could be affected by the "Year 2000" issue and has developed an implementation plan, to be completed before the end of calendar 1999, to resolve the issue. We believe that, with modifications to existing software and converting to new software, the Year 2000 issue will not pose significant operational problems for our computer systems as so modified and converted. The costs of such modifications and conversions are not expected to exceed $10,000. However, if such modifications and conversions are not completed in a timely manner, the Year 2000 problem may have a material adverse effect on our operations.

         The primary risks to the Company of Year 2000 problems are those of business continuity related to reliance on third parties. We are continuing the review and evaluation of our reliance on other third parties (e.g. utilities providers, distribution channels, major suppliers and vendors) to determine and minimize the extent to which our operations may be dependent on such third parties to remedy the Year 2000 issues in their systems. In addition, contingency backup plans will be reviewed for each mission critical system, with the emphasis on operational and production continuity. The Company's business, operating results and financial condition could be materially adversely affected, at least for a time, by the failure of its systems or those of other parties to operate properly beyond 1999.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We have not entered into any transactions using derivative financial instruments or derivative commodity instruments and believe that our exposure to market risk associated with other financial instruments is not material.

SUBSEQUENT EVENTS

         On July 14, 1999, the Company announced that it had received Canadian approval for its NatuRose product for use in salmon and other fish feeds as a source of the pigment astaxanthin. The approval was from the Canadian Food Inspection Agency which is similar to the Food & Drug Administration (FDA) in the United States. This approval now allows Canadian fish-farming companies to incorporate Cyanotech's natural astaxanthin, instead of synthetic astaxanthin, into their aquaculture products.

         On August 10, 1999, the Company was notified that the FDA review of its application to sell BioXanthin, a natural astaxanthin product for human nutrition, had been completed by the FDA without objection. With the completion of this review, BioXanthin can now be offered for sale and use in the United States as a human dietary supplement. Cyanotech produces BioXanthin from microalgae and the Company believes it is the only source of astaxanthin for human nutrition that has been reviewed by the FDA. Independent research studies have shown that astaxanthin has up to 550 times the antioxidant activity of vitamin E and 10 times the antioxidant activity of beta-carotene. Human and animal studies have shown that astaxanthin can protect the skin from the damaging effects of ultraviolet radiation, reduce age-related macular degeneration, protect against chemically induced cancers, increase high-density lipoprotein (HDL) production, enhance the immune system and enhance energy metabolism.

OUTLOOK

         This outlook section contains a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially. See also the note at the beginning of this Item 2.

         The Company has begun to see positive results from the downsizing and asset management program put in place during the fourth quarter of fiscal 1999. During the three month period ended June 30, 1999, inventory levels were reduced by approximately $181,000 and, entering the second quarter of fiscal 2000, the Company continues to produce Spirulina at 50% of full capacity. We are balancing Spirulina production with NatuRose production and plan to allocate more resources towards NatuRose natural astaxanthin production in future quarters to meet the anticipated demand of Norsk Hydro and our other customers. Gross profit margin on sales of NatuRose was negative during the three months ended June 30, 1999, due to higher production costs related to operating at lower than optimal production levels, but is expected to improve as we optimize the PhytoDome CCS (TM) processing systems and production throughput; however, the higher costs related to production of NatuRose may persist into the near future.

         Research and development costs are expected to increase slightly during this fiscal year as we continue to optimize the PhytoDome CCS closed culture technology for production of natural astaxanthin products and continue the research and development activities directed at the genetically engineered mosquitocide project and the Aldolase Catalytic Antibody 38C2.

         Cyanotech's strategy has been, and continues to be, to produce higher value natural products from microalgae. In support of this strategy, we have broadened our product offerings with the addition of BioXanthin, our natural astaxanthin product for use in the human nutrition market, and continue development work on the genetically-engineered mosquitocide and Aldolase Catalytic Antibody 38C2 projects.

         In June 1999, Cyanotech Corporation became the first Hawaii business to join the Marine Bioproducts Engineering Center (MarBEC) Industry Partner Program
(IPP). MarBEC was established jointly by the University of Hawaii (UH) at Manoa and the University of California (UC) at Berkeley under a five-year $12.4 million grant from the National Science Foundation. MarBEC's purpose is to identify and develop marine bioproducts for the chemical, pharmaceutical, nutraceutical and life science industries and is supported by industry partners such as Cyanotech. By becoming an active participant in the MarBEC program and through the Company's representation on the MarBEC Industrial Advisory Board, Cyanotech will assist the program leadership in defining the future research and educational goals of the center. In return, the agreement provides Cyanotech (and other IPP members) with benefits that include preferential rights to intellectual property developed in MarBEC's research program at UH Manoa and UC Berkeley. Cyanotech believes that it is the only member of MarBEC that has developed commercial photobioreactor technology which is likely to be required for the commercial exploitation of any new microalgal product developed through MarBEC research.

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

PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings.

         On July 13, 1998, the Company filed a complaint (Case No. CV98-00600) in United States District Court for the District of Hawaii ("Court") against Aquasearch, Inc. ("Aquasearch"), seeking declaratory judgement of patent noninfringement, patent invalidity, and non-misappropriation of trade secrets relating to closed culture production of astaxanthin. The complaint was filed in response to assertions by Aquasearch regarding its alleged intellectual property rights. Aquasearch has answered the complaint and filed counter claims alleging patent infringement, trade secret misappropriation, unfair competition and breach of contract. The Court has granted Cyanotech's motion to amend its complaint against Aquasearch to add claims of misappropriation of trade secrets regarding open pond technology, unfair competition and breach of contract. Motions for partial summary judgement filed by both parties are pending before the court. In the opinion of management, the ultimate disposition of this matter will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

Item 3.           Defaults Upon Senior Securities.

         In July 1998, the Company entered into a Loan and Security Agreement (Agreement) with a lender which is described in detail in the discussion on Liquidity and Capital resources in Item 2 of this report. The Agreement contains certain restrictive covenants, which include, among other things, the maintenance of minimum consolidated net worth, as defined, and a subjective acceleration clause contingent upon the occurrence of an event with a material adverse effect on the Company, as defined. On July 13, 1999, the lender declared the Company to be in technical default under the Agreement because of the uncertainty of the Company's ability to continue as a going concern. In view of this default, the lender exercised its right under the Agreement effective July 13, 1999, to increase the interest rate on all borrowings from prime plus 2.5% to prime plus 5.5%. Although it has not declared its intent to do so, the lender reserved its right to assert other remedies, among other things, to cease further lending transactions and demand immediate repayment of outstanding borrowings under the Agreement. Consequently the Company has classified the aggregate outstanding balance on this Agreement of $1,544,000, representing outstanding working capital loans on a revolving basis of $931,000 and an equipment term loan of $613,000 as a current liability in the consolidated balance sheet at June 30, 1999. If the lender ceases further lending and demands immediate repayment, such action would have a material adverse effect on the Company's financial position, results of operations and liquidity.

Item 6.   Exhibits and Reports on Form 8-K

          (a)      The following exhibits are furnished with this report:

                   Exhibit 27.1 - Financial Data Schedule

          (b)      Reports on Form 8-K

                   No reports on Form 8-K were filed during the quarter ended June 30, 1999.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   CYANOTECH CORPORATION (Registrant)




    August 10, 1999                By: /s/ Gerald R. Cysewski
----------------------                 -----------------------------
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