Form 10-Q
period 1999-09-30
CYANOTECH CORP
filed 1999-11-04
CIK 768408

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For Quarterly Period Ended September 30, 1999

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

           Number of common shares outstanding as of October 31, 1999:

             Title of Class                               Shares Outstanding

        Common stock - $.005 par value stock                   13,765,575

                              CYANOTECH CORPORATION
                                    FORM 10-Q

                                      INDEX



PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements                                                                            Page

         Consolidated Balance Sheets (unaudited)
                  September 30, 1999 and March 31, 1999 . . . . . . . . . . . . . . . . . . . . . . . . . . 3

         Consolidated Statements of Operations (unaudited)
                  Three and six month periods ended
                  September 30, 1999 and 1998. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .4

         Consolidated Statements of Cash Flows (unaudited)
                  Six month periods ended
                  September 30, 1999 and 1998. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .5

         Notes to Consolidated Financial Statements (unaudited). . . . . . . . . . . . . . . . . . . . . . .6

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations . . . . . . . . . . . . . . . . . .. . . . . . . . . . . . .11


PART II.  OTHER INFORMATION

Item 1.           Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .20

Item 3.           Defaults Upon Senior Securities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 20

Item 4.           Submission of Matters to a Vote of Security Holders. . . . . . . . . . . . . . . . . . . 21

Item 6.           Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . . . . . . . . . .21



SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 22

                                        2

PART I. FINANCIAL INFORMATION
     Item 1.   Financial Statements

                                                 CYANOTECH CORPORATION
                                              CONSOLIDATED BALANCE SHEETS
                                   (Dollars in thousands, except per share amounts)
                                                      (Unaudited)
                                                                                September 30,         March 31,
                                                                                    1999                 1999
                                                                                 (Unaudited)          (Audited)
                                                                                -------------       -------------
ASSETS
Current assets:
     Cash and cash equivalents                                                  $        221        $        323
     Accounts receivable, net                                                            847               1,012
     Refundable income taxes                                                             157                 273
     Inventories  (note 2)                                                             1,744               2,105
     Prepaid expenses                                                                    106                 105
                                                                                -------------       -------------
              Total current assets                                                     3,075               3,818

Equipment and leasehold improvements, net (note 3)                                    19,140              19,623
Other assets                                                                             128                 180
                                                                                -------------       -------------
              Total assets                                                      $     22,343        $     23,621
                                                                                =============       =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current maturities of long-term debt                                       $        575        $        700
     Short-term revolving line of credit                                                 942                 994
     Current maturities of capital lease obligations                                      --                  67
     Accounts payable                                                                    735                 746
     Other accrued liabilities                                                           345                 394
     Deferred Revenue                                                                     30                  --
                                                                                -------------       -------------
              Total current liabilities                                                2,627               2,901

Long-term debt, excluding current maturities                                              --                  13
                                                                                -------------       -------------
              Total liabilities                                                        2,627               2,914

Stockholders' equity:
     Cumulative  preferred  stock,  Series  C, of  $.001  par  value
     (aggregate involuntary  liquidation  preference  $2,975 ($5 per share),  plus  unpaid cumulative dividends). Authorized
     5,000,000 shares; issued and outstanding 595,031 shares at
     September 30, 1999 and March 31, 1999.                                                1                   1
     Common Stock of $0.05 par value, authorized 25,000,000
     shares;  issued and outstanding 13,760,575 shares at September
     30, 1999 and 13,599,572 shares at  March 31, 1999                                    69                  68
     Additional paid-in capital                                                       24,100              23,956
     Accumulated deficit                                                              (4,454)             (3,318)
                                                                                -------------       -------------
              Total stockholders' equity                                              19,716              20,707
                                                                                -------------       -------------
                    Total liabilities and stockholders' equity                  $     22,343        $     23,621
                                                                                =============       =============

          See accompanying notes to consolidated financial statements.

                              CYANOTECH CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)
                                                                  Three Months Ended                        Six Months Ended
                                                                    September 30,                             September 30,
                                                               1999                  1998               1999                1998
                                                            ------------        ------------        ------------        ------------
NET SALES                                                   $     1,496         $     1,525         $     3,095         $     3,288
COST OF PRODUCT SALES                                             1,370               1,124               2,702               2,708
                                                            ------------        ------------        ------------        ------------
               Gross Profit                                         126                 401                 393                 580
                                                            ------------        ------------        ------------        ------------
OPERATING EXPENSES:
        Research and development                                    156                 245                 322                 467
        General and administrative                                  337                 358                 724                 689
        Sales and marketing                                         192                 242                 385                 499
                                                            ------------        ------------        ------------        ------------
               Total operating expenses                             685                 845               1,431               1,655
                                                            ------------        ------------        ------------        ------------
        Loss from operations                                       (559)               (444)             (1,038)             (1,075)
                                                            ------------        ------------        ------------        ------------
OTHER INCOME (EXPENSE):
        Interest income                                               1                   1                   5                   3
        Interest expense                                            (51)                (35)               (106)                (70)
        Other income (expense), net                                   -                   2                   3                  (5)
                                                            ------------        ------------        ------------        ------------

               Total other expense                                  (50)                (32)                (98)                (72)
                                                            ------------        ------------        ------------        ------------

               Income (loss) before income taxes                   (609)               (476)             (1,136)             (1,147)
               Income taxes                                           -                  34                   -                  74
                                                            ------------        ------------        ------------        ------------
NET LOSS                                                           (609)               (442)             (1,136)             (1,073)
                                                            ============        ============        ============        ============
Other comprehensive income                                            -                   -                   -                   -
                                                            ------------        ------------        ------------        ------------
COMPREHENSIVE LOSS                                          $      (609)        $      (442)        $    (1,136)        $    (1,073)
                                                            ============        ============        ============        ============

NET LOSS PER COMMON SHARE
     Basic                                                  $     (0.05)        $     (0.04)        $     (0.09)        $     (0.09)
     Diluted                                                $     (0.05)        $     (0.04)        $     (0.09)        $     (0.09)

SHARES USED IN CALCULATION OF:
     Basic                                                       13,744              13,600              13,678              13,600
     Diluted                                                     13,744              13,600              13,678              13,600

          See accompanying notes to consolidated financial statements.

                              CYANOTECH CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                                          Six Months Ended
                                                                                            September 30,
                                                                                     1999                1998
                                                                                -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                   $     (1,136)       $      (1,073)
     Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
          Depreciation and amortization                                                  656                  687
          Amortization of debt issue costs                                                19                    6
          Issuance of stock in exchange for services                                      31                    -
          Net (increase) decrease in:
               Accounts receivable                                                       165                   59
               Refundable income taxes                                                   116                    -
               Inventories                                                               361                  (38)
               Prepaid expenses and other assets                                          32                  (24)
          Net increase (decrease) in:
               Accounts payable                                                          (11)                (150)
               Deferred revenue                                                           30                    -
               Other accrued liabilities                                                 (49)                   5
                                                                                -------------        -------------
Net cash provided by (used in) operating activities                                      214                 (528)
                                                                                -------------        -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Investment in equipment and leasehold improvements                                 (173)                (289)
                                                                                -------------        -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from exercise of warrants and options                                   16                    -
     Net proceeds from issuance of common stock                                           98                    -
     Debt issue costs paid                                                                 -                 (103)
     Proceeds from issuance of long-term debt                                              -                  750
     Principal payments on long-term debt                                               (138)                 (25)
     Borrowings (repayment) on short-term revolving line of
          credit, net                                                                    (52)                 184
     Principal payments on note payable                                                    -                 (975)
     Principal payments on capital lease obligations                                     (67)                 (66)
                                                                                -------------        -------------
Net cash used in financing activities                                                   (143)                (235)
                                                                                -------------        -------------
Net decrease in cash and cash equivalents                                               (102)              (1,052)
Cash and cash equivalents at beginning of period                                         323                1,397
                                                                                -------------        -------------

Cash and cash equivalents at end of period                                      $        221         $        345
                                                                                =============        =============
          See accompanying notes to consolidated financial statements.

                              CYANOTECH CORPORATION
                                    FORM 10-Q
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999
                                   (Unaudited)

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

         The Company consolidates enterprises in which it has a controlling financial interest. The accompanying consolidated financial statements include the accounts of Cyanotech Corporation and its wholly-owned subsidiaries, Nutrex, Inc. and Cyanotech International FSC, Inc. All significant intercompany balances and transactions have been eliminated in consolidation. While the financial information furnished for the three and six month periods ended September 30, 1999 is unaudited, the statements in this report reflect all material items which, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the dates of the consolidated balance sheets. The operating results for the interim period presented are not necessarily indicative of the results that may be expected for the year ending March 31, 2000.

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


2.       INVENTORIES

         Inventories are stated at the lower of cost (which approximates first-in, first-out) or market and consist of the following (dollars in thousands):

                                                                           September 30, 1999              March 31, 1999
                                                                           ------------------            ------------------
                    Raw materials                                          $               44            $               63
                    Work in process                                                       193                           287
                    Finished goods                                                      1,322                         1,555
                    Supplies                                                              185                           200
                                                                           ------------------            ------------------
                                                                           $            1,744            $            2,105
                                                                           ==================            ==================

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

         Equipment                                                 3 to 10 years
         Leasehold improvements                                   10 to 27 years
         Furniture and fixtures                                          7 years
         Equipment under capital lease                                  10 years

         Equipment and leasehold  improvements consist of the following (dollars in thousands):


                                                            September 30, 1999         March 31, 1999
                                                            ------------------       ------------------
         Equipment                                          $           8,674        $           8,421
         Leasehold improvements                                        13,781                   13,779
         Furniture and fixtures                                            96                       83
         Equipment under capital lease                                    160                      388
                                                            ------------------       ------------------
                                                                       22,711                   22,671
         Less accumulated depreciation and amortization                (6,763)                  (6,107)
         Construction in-progress                                       3,192                    3,059
                                                            ------------------       ------------------
         Equipment and leasehold improvements, net          $          19,140        $          19,623
                                                            ==================       ==================


4.       SERIES C PREFERRED STOCK

         Series C preferred stock is convertible into common stock at the rate of one share of preferred stock for five shares of common stock through February 23, 2000, after which date the conversion feature is no longer applicable. Series C preferred stock has voting rights equal to the number of shares of common stock into which it is convertible and has a preference in liquidation over all other series of preferred stock of $5 per share plus any accumulated but unpaid dividends. Holders of Series C preferred stock are entitled to 8% cumulative annual dividends at the rate of $.40 per share; cumulative dividends in arrears as of September 30, 1999 amount to $2,446 ($4.11 per share). Upon conversion of Series C preferred stock, cumulative dividends in arrears on converted shares are no longer payable. The consent of Series C preferred stockholders is required to modify their present rights or sell all or substantially all of the Company's assets.

5.       EARNINGS PER SHARE

         For the three and six months ended September 30, 1999 and 1998, warrants and options to purchase Common Stock shares of the Company and convertible preferred stock were outstanding, but were not included in the computation of Diluted net loss per common share because the inclusion of these securities would have had an antidilutive effect on the net loss per common share. As of September 30, 1999, warrants and options to acquire 784,700 shares of the Company's common stock and preferred stock convertible into 2,975,155 shares of the Company's common stock were outstanding. As of September 30, 1998, warrants and options to acquire 638,925 shares of the Company's common stock and preferred stock convertible into 2,975,155 shares of the Company's common stock were outstanding.

         Following is a reconciliation of the numerators and denominators of the Basic and Diluted EPS computations for the periods presented (in thousands except share data):

                                                               Three Months Ended                      Six Months Ended
                                                                  September 30,                           September 30,
                                                            1999                1998                1999                1998
BASIC EARNINGS PER SHARE                               -------------       -------------       -------------       -------------
Net loss                                               $       (609)       $       (442)       $     (1,136)       $     (1,073)
Less: Requirement for Preferred Stock
      dividends                                                 (59)                (59)               (119)               (119)
                                                       -------------       -------------       -------------       -------------
Loss to Common stockholders                            $       (668)       $       (501)       $     (1,255)       $     (1,192)
                                                       =============       =============       =============       =============
Weighted average Common Shares outstanding               13,743,993          13,600,413          13,677,826          13,599,858
                                                       =============       =============       =============       =============
Net Loss per Common Share                              $      (0.05)       $      (0.04)       $      (0.09)       $      (0.09)
                                                       =============       =============       =============       =============

DILUTED EARNINGS PER SHARE
Loss to Common stockholders                            $       (668)       $       (501)       $     (1,255)       $     (1,192)
Plus: Requirement for Preferred Stock
      dividends                                                   -                   -                   -                   -
                                                       -------------       -------------       -------------       -------------
Loss to Common stockholders, as adjusted               $       (668)       $       (501)       $     (1,255)       $     (1,192)
                                                       =============       =============       =============       =============

Weighted average Common Shares outstanding               13,743,993          13,600,143          13,677,826          13,599,858
Effect of dilutive securities:
     Stock options and warrants                                   -                   -                   -                   -
     Convertible preferred stock                                  -                   -                   -                   -
                                                       -------------       -------------       -------------       -------------
Weighted average Common Shares
     outstanding, as adjusted                            13,743,993          13,600,413          13,677,826          13,599,858
                                                       =============       =============       =============       =============
Net loss per Common Share                              $      (0.05)       $      (0.04)       $      (0.09)       $      (0.09)
                                                       =============       =============       =============       =============

                                       8

6.       ACCOUNTING CHANGES

         Accounting for Derivative Instruments and Hedging Activities. In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities
         - Deferral of the Effective Date for FASB Statement No. 133, an Amendment of FASB Statement No. 133", which defers the effective date of SFAS No. 133 to be effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company currently holds no derivative instruments, nor is it currently participating in hedging activities. Management does not expect adoption of SFAS No. 133 to have a material effect on the Company's financial condition, results of operations or liquidity.

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

7.       LINE OF CREDIT AND LONG-TERM DEBT

         In July 1998, the Company entered into a Loan and Security Agreement (Agreement) with a lender which provides for up to $3 million in credit facilities, secured by all the assets of the Company. This Agreement is discussed in detail in the section describing Liquidity and Capital Resources in Item 2 of this report. On October 8, 1999, the lender informed the Company of its intent to terminate its lending agreement with the Company, effective December 31, 1999 due to the Company being in default on certain financial covenants. The Company is seeking alternate sources of financing to replace this Agreement. However, there can be no assurance that the Company will be successful, or that if successful, that it will be able to obtain replacement financing under favorable terms. Failure to obtain alternative financing would have a material adverse effect on the Company's financial condition, results of operations and liquidity.

8.       GOING CONCERN

         The consolidated financial statements at September 30, 1999 have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business. During the years ended March 31, 1999 and 1998, the Company incurred losses of $2,557,000 and $300,000 respectively. During the six months ended September 30, 1999, the Company incurred a loss of $1,136,000. During these two fiscal years, and for the six months ended September 30, 1999, the Company has experienced declining sales which management believes can be attributed to increased competition for sales of Spirulina products in all of its major markets. The major effect of the decrease in sales has been a decrease in liquidity. Due to the significant decrease in sales and the decline in working capital, the Company has taken action to reduce expenditures and obtain additional sources of external financing while concurrently continuing to diversify its product offerings and explore opportunities for expanding the markets for its products. Management believes that this plan may increase revenues and return the Company to profitability.

         The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms of its financing agreement, to obtain additional financing or refinancing as may be required, to attain profitability, or a combination thereof. The Company is seeking other possible sources of external financing, but unless it is successful, there may be liquidity shortfalls in future periods. There can be no assurance that the Company will be successful in obtaining additional financing or will have sufficient cash resources to support its continued operations. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

RESULTS OF OPERATIONS

         The following table sets forth certain consolidated statement of operations data as a percentage of net sales for the periods indicated:

                                                                     Three Months Ended                Six Months Ended
                                                                         September 30,                    September 30,
                                                                       1999      1998                1999      1998
                                                                      ------    ------              ------    ------
          Net Sales                                                   100.0 %   100.0 %             100.0 %   100.0 %
          Cost of product sales                                        91.6      73.7                87.3      82.4
                                                                      ------    ------              ------    ------
               Gross profit                                             8.4      26.3                12.7      17.6
                                                                      ------    ------              ------    ------
          Operating expenses:
               Research and development                                10.4      16.1                10.4      14.2
               General and administrative                              22.5      23.4                23.4      20.9
               Sales and marketing                                     12.9      15.9                12.4      15.2
                                                                      ------    ------              ------    ------
               Total operating expenses                                45.8      55.4                46.2      50.3
                                                                      ------    ------              ------    ------

               Loss from operations                                   (37.4)    (29.1)              (33.5)    (32.7)
                                                                      ------    ------              ------    ------
          Other income (expense):
               Interest income                                          0.1       0.1                 0.1       0.1
               Interest expense                                        (3.4)     (2.3)               (3.4)     (2.1)
               Other income (expense), net                                -       0.1                 0.1      (0.2)
                                                                      ------    ------              ------    ------

               Total other income (expense)                            (3.3)     (2.1)               (3.2)     (2.2)
                                                                      ------    ------              ------    ------
               Loss before income taxes                               (40.7)    (31.2)              (36.7)    (34.9)
               Income taxes                                               -       2.2                   -       2.3
                                                                      ------    ------              ------    ------
          Net loss                                                    (40.7)    (29.0)              (36.7)    (32.6)
          Other comprehensive income                                      -         -                   -         -
                                                                      ------    ------              ------    ------
          Comprehensive loss                                          (40.7) %  (29.0) %            (36.7) %  (32.6) %
                                                                      ======    ======              ======    ======

                                       11

SECOND QUARTER OF FISCAL 2000 COMPARED TO SECOND QUARTER OF FISCAL 1999

Net Sales

         Net sales for the three month period ended September 30, 1999 were $1,496,000, a decrease of 2% from $1,525,000 in the comparable period of fiscal 1999. This decrease in net sales is primarily due to reduced sales of bulk Spirulina products and was partially offset by higher sales of NatuRose(TM) natural astaxanthin.

         International sales represented 45% and 37% of total net sales for the three month periods ended September 30, 1999 and 1998, respectively. This increase was primarily due to increased sales of bulk Spirulina tablets to our largest customer, a European distributor of natural products.

Gross Profit

         Gross profit  represents  net sales less the cost of goods sold,  which includes the cost of materials, manufacturing overhead costs, direct labor expenses and depreciation and amortization. Gross profit decreased to $126,000 for the three month period ended September 30, 1999, down 69% from $401,000 in thecomparable period of fiscal 1999. Our gross profit margin decreased to 8% for the three month period ended September 30, 1999, compared to 26% for the comparable period of fiscal 1999. This decrease in gross profit margin from the prior year period is primarily attributable to reduced gross profit on sales of bulk Spirulina products other than tablets as a result of lower average sales prices per unit and higher Spirulina production costs resulting from operating at lower than optimum production levels, offset in part by greater sales of higher margin bulk Spirulina tablets and slightly higher margins on packaged consumer products.

Operating Expenses

         Operating expenses were $685,000 during the three month period ended September 30, 1999, a decrease of 19% from $845,000 in the comparable period of fiscal 1999. This decrease was primarily due to lower costs for all categories of operating expenses.

         Research and Development. Research and development expenses amounted to $156,000 for the three month period ended September 30, 1999, a decrease of 36% from $245,000 for the comparable period of fiscal 1999. This decrease from the prior year was primarily due to lower expenditures related to completing the improved production technology for natural astaxanthin during fiscal 1999.

         General and Administrative. General and administrative expenses amounted to $337,000 for the three months ended September 30, 1999, a decrease of 6% from $358,000 for the comparable period of fiscal 1999. This decrease from the prior year is primarily due to reduced personnel costs resulting from a downsizing instituted during the fourth quarter of fiscal 1999.

         Sales and Marketing. Sales and marketing expenses amounted to $192,000 for the three month period ended September 30, 1999, a decrease of 21% from $242,000 for the comparable period of fiscal 1999. This decrease from the prior year is primarily due to reduced personnel, advertising and consulting service costs dictated by lower revenues.

Other Income (Expense)

         There was no material change in other income or expense for the three month period ended September 30, 1999, as compared to the comparable period of fiscal 1999.

Income Taxes

         A provision for income taxes was not recorded for the three month period ended September 30, 1999 due to the Company's taxable loss position compared to an interperiod tax benefit of $34,000 recorded for the comparable period of fiscal 1999.

Net Loss

         The Company recorded a net loss of $609,000 for the three months ended September 30, 1999, 38% more than the net loss of $442,000 for the comparable period of fiscal 1999. This increase in net loss is primarily attributable to lower sales of Spirulina powder and tablets, increased cost of product sales and the effect of the interperiod tax benefit of $34,000 recorded for the three months ended September 30, 1998.


SIX MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 1998

Net Sales

         Net sales for the six month period ended September 30, 1999 decreased 6% to $3,095,000 from $3,288,000 in the comparable period of fiscal 1999. This decrease is primarily due to lower sales of packaged consumer products and lower sales of phycobiliproteins.

         International sales represented 48% and 40% of total net sales for the six month periods ended September 30, 1999 and 1998, respectively.

Gross Profit

         Gross profit decreased 32% to $393,000 for the six month period ended September 30, 1999, from $580,000 in the comparable period of fiscal 1999. Our gross profit margin decreased to 13% for the six month period ended September 30, 1999, compared to 18% for the comparable period of fiscal 1999. This decrease in gross profit margin from the prior year period is primarily attributable to lower average sales prices of bulk Spirulina products other than tablets and increased Spirulina production costs due to operating at lower than optimum production levels.

Operating Expenses

         Operating expenses were $1,431,000 during the six month period ended September 30, 1999, a decrease of 14% from $1,655,000 in the comparable period of fiscal 1999. This decrease was primarily due to decreased research and development and sales and marketing expenses.

         Research and Development. Research and development expenses amounted to $322,000 for the six month period ended September 30, 1999, a decrease of 31% from $467,000 for the comparable period of fiscal 1999. This decrease from the prior year was primarily due to reduced personnel expenditures and lower outside service expenses related to completing the development of improved production technology for natural astaxanthin during fiscal 1999.

         Sales and Marketing. Sales and marketing expenses amounted to $385,000 for the six month period ended September 30, 1999, a decrease of 23% from $499,000 for the comparable period of fiscal 1999. This decrease from the prior year is primarily due to reduced personnel and travel expenses, offset in part by increased advertising and consulting service costs.

Other Income (Expense)

         There was no material change in other income or expense for the six month period ended September 30, 1999, as compared to the comparable period of fiscal 1999.

Income Taxes

         A provision for income taxes was not recorded for the six month period ended September 30, 1999 due to the Company's taxable loss position compared to an interperiod tax benefit of $74,000 recorded for the comparable period of fiscal 1999.

Net Income (Loss)

         The Company recorded a net loss of $1,136,000 for the six months ended September 30, 1999, compared to $1,073,000 for the comparable period of fiscal 1999. This increase in net loss is primarily attributable to the effect of the interperiod tax benefit of $74,000 recorded for the six months ended September 30, 1998. The net loss before taxes for the six months ended September 30, 1999 decreased slightly from net loss before taxes recorded for the comparable period of fiscal 1999.

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


Liquidity and Capital Resources

         Our working capital for the six month period ended September 30, 1999 decreased by $469,000 to $448,000 from $917,000 at March 31, 1999. Our cash and cash equivalents decreased by $102,000 to $221,000 and is primarily attributable to cash flows of $138,000 used for reduction of long-term debt, $173,000 used for investment in property and equipment and $52,000 used to reduce revolving debt, offset in part by cash provided by operating activities of $214,000.

         Despite the net loss of $1,136,000, taking into account depreciation and amortization totaling $656,000, a decrease in inventories of $361,000, collection of accounts receivable amounting to $165,000 and a Hawaii State income tax refund of $116,000, cash flows from operating activities for the first six months of fiscal 2000 amounted to $214,000 compared to cash used in operating activities of $528,000 in the comparable period of fiscal 1999.

         Cash used in investing activities for capital expenditures during the first six months of fiscal 2000 decreased to $173,000 compared to $289,000 for the comparable period of fiscal 1999.

         Cash used in financing activities during the first six months of fiscal 2000 amounted to $143,000, compared to $235,000 for the comparable period of fiscal 1999. The primary uses of cash flows in financing activities during the first six months of fiscal 2000 were for principal payments on long-term debt of $138,000, principal payments on a capital lease of $67,000 and repayment of borrowings on a short-term revolving line of credit of $52,000, offset in part by net proceeds from issuance of common stock and proceeds from issuance of common stock and the exercise of common stock options totaling $114,000.

         In July 1998, the Company entered into a Loan and Security Agreement (Agreement) with a lender which provides for up to $3 million in credit facilities, secured by all the assets of the Company. The major components of the credit facility include working capital loans on a revolving basis, subject to the availability of eligible accounts receivable and inventory (as defined), a sub-limit term loan of up to $750,000 (amortized in equal payments of $12,500 over sixty months) secured by eligible machinery and equipment, and a sub-limit term loan of up to $2 million (amortized over sixty months and subject to the Company achieving and maintaining specific levels of financial performance) for the acquisition of new machinery and equipment. The Agreement has a maturity date of July 31, 2001 with an optional provision for automatic and continuous renewal for successive, additional terms of one year each. The interest rate on the credit facility in the absence of a default under the agreement is prime plus 2.5% (at September 30, 1999, the prime rate was 8.25%) until the Company achieves certain financial performance levels, at which time the interest rate will decrease to prime plus 1.25%. Interest is calculated on a base amount of $1 million or the outstanding loan balance, whichever is greater. The fee for renewing the Agreement beyond the maturity date of July 31, 2001 is set at 5% of the aggregate outstanding balance at the end of the initial term of the agreement.

         The Agreement contains certain restrictive covenants which include, among other things, the maintenance of minimum consolidated net worth, as defined, and a subjective acceleration clause contingent upon the occurrence of an event with a material adverse effect on the Company, as defined. On July 13, 1999, the lender gave notice to the Company of a default under the Agreement because of the uncertainty of the Company's ability to continue as a going concern. In view of this default, the lender exercised its right under the Agreement effective July 13, 1999, to increase the interest rate on all borrowings from prime plus 2.5% to prime plus 5.5%. Consequently, the Company has classified the aggregate outstanding balance on this Agreement of $1,517,000, representing outstanding working capital loans on a revolving basis of $942,000 and an equipment term loan of $575,000, as a current liability in the consolidated balance sheet at September 30, 1999.

         At September 30, 1999, the remaining available credit under the Agreement was calculated by the lender to be $115,000. This amount excludes the facility for the acquisition of new machinery and equipment which requires the Company to maintain a Debt Service Coverage ratio of at least 1.25 : 1 for the two prior full consecutive quarters. This component, although not currently available, may increase the availability by an additional $1,368,000, up to the limit of $3 million for the entire Agreement.

         On October 8, 1999, the lender informed the Company of its intent to terminate the agreement with Cyanotech effective December 31, 1999, and accelerate the repayment of all outstanding borrowings due to the Company being in default on certain financial covenants. This default resulted from the "going concern" opinion issued by the Company's independent auditors for the fiscal 1999 period and the fact that stockholders' equity has dropped below $20,000,000. The Company is currently seeking alternate sources of financing to replace this Agreement and has reason to believe it will be successful. However, there can be no assurance that the Company will be successful, or that if successful, that it will be able to obtain replacement financing under favorable terms. Failure to obtain alternative financing would have a material adverse effect on the Company's financial position, results of operations and liquidity.

         The Company has a commitment for an expansion project which was suspended in February 1998. On June 15, 1999, we reached an agreement with the project contractor to resume work on the suspended construction project on or before June 1, 2000. In consideration of this extension of the contract, the Company has agreed to pay an additional $20,000 at the startup of work and a surcharge of 1.5% on work not completed by September 30, 1999, and a surcharge of 4% o n all work not completed by September 30, 2000. If work does not resume on or before June 1, 2000, then the contract will be considered to have been terminated by Cyanotech. The Company intends to proceed with the project per this agreement, pending availability of financing. Assertion by the contractor of its termination rights would have a material adverse effect on the Company's financial condition, results of operations and liquidity.

         On September 17, 1999, we reached a further agreement with this project contractor on terms for indefinite suspension or termination of our contract. This agreement becomes effective only if the suspension agreement dated June 15, 1999, expires without a further agreement to continue the suspension. The contractor has calculated the remaining balance for work completed under the contract to be $338,000. If the contract expires without a further agreement to continue the suspension, we reached a settlement with the contractor to pay $170,000 for such completed work. In the event we choose to proceed with the project at a future date, the contractor reserves the right to negotiate for escalation and remobilization cost increases. If we cannot come to agreement with the contractor for completion of the project, we may proceed with an alternate contractor after paying the remaining $168,000 plus interest.

         As of September 30, 1999, the credit facilities available to Cyanotech, as described above, unless supplemented by funds from other sources, would not be sufficient to finance this construction work. Total costs incurred as of September 30, 1999 with respect to this pond expansion project approximated $2,693,000. Failure to comply with its commitments on this project would have a material adverse effect on the Company's financial condition, results of operations and liquidity.

       In June 1999, we reached a preliminary agreement with Norsk Hydro ASA ("Norsk Hydro") to produce and market NatuRose natural astaxanthin product in a joint venture that will be owned 51% by Norsk Hydro and 49% by Cyanotech. The intention of the joint venture is to build and operate a NatuRose production facility in Kailua-Kona, Hawaii. The Company is continuing to negotiate with Norsk Hydro to finalize a definitive agreement. The Company's assessment of the non-impairment of certain long-lived assets as of September 30, 1999, is predicated on the consummation and commercial success of this joint venture. Failure to consummate the joint venture arrangement or failure by the joint venture to achieve expected commercial outcomes may result in the impairment of such long-lived assets.

         The unaudited consolidated financial statements at September 30, 1999 have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms of its financing agreement, to obtain additional financing as may be required, to attain profitability, or a combination thereof. The Company is actively seeking other possible sources of external financing, but unless it is successful, there may be liquidity shortfalls in future periods. There can be no assurance that the Company will be successful in obtaining additional financing or will have sufficient cash resources to support its continued operations.


YEAR 2000 COMPLIANCE

         We have completed a comprehensive review of our computer systems to identify the systems that could be affected by the "Year 2000" issue and have developed an implementation plan, to be completed by the end of calendar 1999, to resolve the issue. We believe that, with modifications to existing software and converting to new software and hardware, the Year 2000 issue will not pose significant operational problems for our computer systems as so modified and converted. The costs of such modifications and conversions are not expected to exceed $10,000. However, if such modifications and conversions are not completed in a timely manner, the Year 2000 problem may have a material impact on our operations.

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

         The Company continues to experience positive results from the downsizing and asset management program put in place during the fourth quarter of fiscal 1999. During the three month period ended September 30, 1999, inventory levels decreased by approximately $180,000 and the Company continues to produce Spirulina at 50% of full capacity. We are balancing our production resources between our primary products and plan to allocate more resources to natural astaxanthin production in future quarters to meet the anticipated demand of customers for NatuRose, our natural astaxanthin product for the aquaculture and animal pigmentation markets and BioAstin(TM), our natural astaxanthin product for the human nutrition market. During the three months ended September 30, 1999, our gross profit margin on sales of NatuRose improved significantly due primarily to production efficiencies resulting from the optimization program begun in the first quarter of this fiscal year on natural astaxanthin production. We expect these improvements to continue into future periods but there can be no assurance that the gross profit margin of our natural astaxanthin products will not be adversely affected by higher production costs related to operating at lower than optimal production levels. We are continuing our optimization program targeted at our PhytoDome CCS(TM) processing systems and production throughput; however, we may experience increased costs related to production of our natural astaxanthin products in future periods.

         In August 1999, we announced that, as a result of our research and development and optimization efforts, we had developed an improved method for producing certified organic Spirulina Pacifica. Independent analysis has indicated that product resulting from use of this new method is higher in protein, zinc, iron and Gamma Linolenic Acid ("GLA") than our previously produced certified organic Spirulina. Cyanotech Corporation was the first company to receive organic certification for Spirulina products, but until now sales of certified organic Spirulina Pacifica had been limited due to production capacity. This new system promises to lower certified organic production costs and increase the yield from our certified organic Spirulina Pacifica production. The increased yield is allowing Cyanotech to open sales of its certified organic Spirulina Pacifica to third party formulators for the first time. Currently, certified organic Spirulina Pacifica is sold only through our Nutrex product line and certain private label export sales.

         Also in August 1999, we announced that our application to sell BioAstin, our natural astaxanthin product for the human nutrition market, had been reviewed without objection by the United States Food and Drug Administration (FDA). With the completion of the FDA review of our new BioAstin product, Cyanotech can now offer the product for sale and use in the United States as a human dietary supplement for its antioxidant properties.

         Research and development costs are expected to remain constant during the rest of this fiscal year as we continue to optimize the PhytoDome CCS closed culture technology for production of our natural astaxanthin products and continue the research and development activities directed at the genetically engineered mosquitocide project and the Aldolase Catalytic Antibody 38C2.

         Cyanotech's strategy has been, and continues to be, to produce higher value natural products from microalgae. To continue the implementation of this strategy, we have broadened our product offerings with the addition of BioAstin, our natural astaxanthin product for the human nutrition market.

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

PART II.       OTHER INFORMATION

Item 1.        On  July  13,  1998,  the  Company  filed  a  complaint (Case No.
               CV98-00600) in United States District Court for the District of Hawaii ("Court") against Aquasearch, Inc. ("Aquasearch"), seeking declaratory judgement of patent noninfringement, patent invalidity and non-misappropriation of trade secrets relating to closed culture production of astaxanthin. The complaint was filed in response to assertions by Aquasearch regarding its alleged intellectual property rights. Aquasearch has answered the complaint and filed counter claims alleging patent infringement, trade secret misappropriation, unfair competition and breach of contract. The Court has granted Cyanotech's motion to amend its complaint against Aquasearch to add claims of misappropriation of trade secrets regarding open pond technology, unfair competition and breach of contract. Motions for partial summary judgement filed by both parties are pending before the Court. In the opinion of management, the ultimate disposition of this matter will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

Item 3. In July 1998, the Company entered into a Loan and Security Agreement (Agreement) with a lender which is described in detail in the discussion on Liquidity and Capital Resources in Item 2 of this report. The Agreement contains certain restritive covenants, which include, among other things, the maintenance of minimum consolidated net worth, as defined, and an acceleration clause to take effect on the occurrence of an event with a material adverse effect on the Company, as defined. On July 13, 1999, the lender declared the Company to be in default under the Agreement because of the uncertainty of the Company's ability to continue as a going concern. In view of this default, the lender exercised its right under the Agreement effective July 13, 1999, to increase the interest rate on all borrowings from prime plus 2.5% to prime plus 5.5%. On October 8, 1999, the lender informed the Company of its intent to terminate the agreement with Cyanotech, effective December 31, 1999 due to the Company being in on certain financial covenants. This default resulted from the "going concern" opinion issued by the Company's independent auditors for the fiscal 1999 period and the fact that stockholders' equity has dropped below $20,000,000. Consequently, the Company has classified the aggregate outstanding balance on this Agreement of $1,517,000, representing outstanding working capital loans on a revolving basis of $942,000 and an equipment term loan of $575,000, as a current liability in the consolidated balance sheet at September 30, 1999. The Company is currently seeking alternate sources of financing to replace this Agreement and has reason to believe that it will be successful. However, there can be no assurance that the Company will be successful, or that if successful, that it will be able to obtain replacement financing under favorable terms. Failure to obtain alternative financing would have a material adverse effect on the Company's financial position, results of operations and liquidity.

Item 4.        Submission of Matters to a Vote of Security Holders

               On August 26, 1999, the following matters were submitted to a vote of stockholders entitled to vote at the Company's Annual Meeting of Stockholders:

               a) The  following  directors were elected to serve until the next
                  Annual  Meeting  or until their successors are elected: Gerald
                  R. Cysewski, Eric H. Reichl, Ronald P. Scott, John T. Waldron and Paul C. Yuen, all directors receiving at least 13,727,188 votes and no more than 451,265 votes against or abstaining.

               b) Ratification  of  the selection of KPMG LLP as  the  Company's independent auditors for the fiscal year ending March 31, 2000.

                  For: 14,045,768     Against: 73,215     Abstaining: 59,270


Item 6.        Exhibits and Reports on Form 8-K

               a) The following exhibits are furnished with this report:

                  Exhibit 10.1 - Kiewit suspension agreement dated June 15, 1999
                                 (Incorporated  by reference to Exhibit 10.14 to
                                  the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999, file no. 0-14602.)
                  Exhibit 10.2 - Kiewit  suspension  and  termination  agreement dated September 17, 1999

                  Exhibit 27.1 - Financial Data Schedule

               b) Reports on Form 8-K

                  No reports on Form 8-K were filed during the quarter ended September 30, 1999.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   CYANOTECH CORPORATION (Registrant)



  November 4, 1999                 By: /s/Gerald R. Cysewski
--------------------                   ------------------------------
       Date                               Gerald R. Cysewski
                                          Chairman of the Board,
                                          President and Chief Executive Officer



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