Form 10-Q
period 1999-12-31
CYANOTECH CORP
filed 2000-02-11
CIK 768408

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For Quarterly Period Ended December 31, 1999

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


     Number of common shares outstanding as of January 31, 1999:

             Title of Class                                Shares Outstanding
             --------------                                ------------------

  Common stock - $.005 par value stock                         13,838,242

                              CYANOTECH CORPORATION
                                    FORM 10-Q

                                      INDEX

PART I.   FINANCIAL INFORMATION
-----------------------------

Item 1.  Financial Statements                                               Page
                                                                            ----

         Consolidated Balance Sheets (unaudited)
                  December 31, 1999 and March 31, 1999 ....................    3

         Consolidated Statements of Operations (unaudited)
                  Three and nine month periods ended
                  December 31, 1999 and 1998  .............................    4

         Consolidated Statements of Cash Flows (unaudited)
                  Nine month periods ended
                  December 31, 1999 and 1998  .............................    5

         Notes to Consolidated Financial Statements (unaudited)  ..........    6

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations ............................   11


PART II.  OTHER INFORMATION
---------------------------

Item 1. Legal Proceedings .................................................   21

Item 3. Defaults Upon Senior Securities ...................................   21

Item 6. Exhibits and Reports on Form 8-K ..................................   22



SIGNATURES ................................................................   23

PART I. FINANCIAL INFORMATION
Item 1.   Financial Statements

                              CYANOTECH CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                                     December 31,  March 31,
Assets                                                                   1999        1999
                                                                       --------    --------
Current assets:
     Cash and cash equivalents                                         $    120    $    323
     Accounts receivable, net                                             1,343       1,012
     Refundable income taxes                                                161         273
     Inventories  (note 2)                                                1,767       2,105
     Prepaid expenses                                                        81         105
                                                                       --------    --------
              Total current assets                                        3,472       3,818

Equipment and leasehold improvements, net (note 3)                       16,170      19,623
Other assets                                                                 51         180
                                                                       --------    --------
              Total assets                                             $ 19,693    $ 23,621
                                                                       ========    ========

Liabilities and Stockholders' Equity
Current liabilities:
     Current maturities of long-term debt (note 7)                     $    563    $    700
     Short-term revolving line of credit (note 7)                         1,159         994
     Current maturities of capital lease obligations                         --          67
     Accounts payable                                                       788         746
     Other accrued liabilities                                              548         394
                                                                       --------    --------
              Total current liabilities                                   3,058       2,901

Long-term debt, excluding current maturities                                 --          13
                                                                       --------    --------

              Total liabilities                                           3,058       2,914

Stockholders' equity:
     Cumulative preferred stock, Series C, of $.001 par value
     (aggregate involuntary liquidation preference $2,975 ($5 per share), plus unpaid cumulative dividends). Authorized 5,000,000 shares; issued and outstanding 595,031 shares at December 31,
     1999 and March 31, 1999 (note 4)                                         1           1
     Common Stock of $0.05 par value, authorized 25,000,000 shares;
     issued and outstanding 13,833,242 shares at December 31, 1999
     and 13,603,572 shares at  March 31, 1999                                69          68

     Additional paid-in capital                                          24,207      23,956
     Accumulated deficit                                                 (7,642)     (3,318)
                                                                       --------    --------
              Total stockholders' equity                                 16,635      20,707
                                                                       --------    --------

                    Total liabilities and stockholders' equity         $ 19,693    $ 23,621
                                                                       ========    ========


See accompanying notes to consolidated financial statements.

                              CYANOTECH CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                     Three Months Ended     Nine Months Ended
                                                        December 31,           December 31,
                                                     1999        1998        1999        1998
                                                   --------    --------    --------    --------
NET SALES                                          $  2,037    $  1,675    $  5,132    $  4,963
COST OF PRODUCT SALES                                 1,525       1,553       4,227       4,261
                                                   --------    --------    --------    --------
        Gross Profit                                    512         122         905         702
                                                   --------    --------    --------    --------

OPERATING EXPENSES:
        Research and development                        124         185         446         652
        General and administrative                      393         397       1,117       1,086
        Sales and marketing                             274         248         659         747
        Impairment of long-lived assets (note 9)      2,796          --       2,796          --
                                                   --------    --------    --------    --------
        Total operating expenses                      3,587         830       5,018       2,485
                                                   --------    --------    --------    --------
        Loss from operations                         (3,075)       (708)     (4,113)     (1,783)
                                                   --------    --------    --------    --------

OTHER INCOME (EXPENSE):
        Interest income                                   2           4           7           7
        Interest expense                               (118)        (51)       (224)       (121)
        Other income (expense), net                      --          (4)          3          (9)
                                                   --------    --------    --------    --------

                   Total other expense                 (116)        (51)       (214)       (123)
                                                   --------    --------    --------    --------

                   Loss before income taxes          (3,191)       (759)     (4,327)     (1,906)
                   Income taxes                           3          40           3         114
                                                   --------    --------    --------    --------
NET LOSS                                           $ (3,188)   $   (719)   $ (4,324)   $ (1,792)
                                                   ========    ========    ========    ========

NET LOSS PER COMMON SHARE
     Basic                                         $  (0.24)   $  (0.06)   $  (0.33)   $  (0.14)
     Diluted                                       $  (0.24)   $  (0.06)   $  (0.33)   $  (0.14)

SHARES USED IN CALCULATION OF:
     Basic                                           13,778      13,604      13,713      13,601
     Diluted                                         13,778      13,604      13,713      13,601


See accompanying notes to consolidated financial statements.

                              CYANOTECH CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                       Nine Months Ended
                                                                         December 31,
                                                                        1999       1998
                                                                      -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
          Net loss                                                    $(4,324)   $(1,792)
          Adjustments to reconcile net loss to net cash provided by
          (used in) operating activities:
                    Depreciation and amortization                         983      1,036
                    Impairment of capital assets                        2,796         --
                    Amortization of debt issue costs                       93         15
                    Issuance of stock in exchange for services            118         --
                    Net (increase) decrease in:
                            Accounts receivable                          (331)       338
                            Refundable income taxes                       112         --
                            Inventories                                   338       (147)
                            Prepaid expenses and other assets              60        (28)
                    Net increase (decrease) in:
                            Accounts payable                               42        (34)
                            Other accrued liabilities                     154         24
                                                                      -------    -------

Net cash provided by (used in) operating activities                        41       (588)
                                                                      -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
          Investment in equipment and leasehold improvements             (326)      (526)
                                                                      -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
          Net proceeds from exercise of warrants and options               15         --
          Net proceeds from issuance of common stock                      119         --
          Debt issue costs paid                                            --       (103)
          Proceeds from issuance of long-term debt                         --        750
          Principal payments on long-term debt                           (150)       (99)
          Borrowings (repayment) on short-term revolving line of
                 credit, net                                              165        392
          Principal payments on note payable                               --       (975)
          Principal payments on capital lease obligations                 (67)      (100)
                                                                      -------    -------

Net cash provided by (used in) financing activities                        82       (135)
                                                                      -------    -------

Net decrease in cash and cash equivalents                                (203)    (1,249)
Cash and cash equivalents at beginning of period                          323      1,397
                                                                      -------    -------

Cash and cash equivalents at end of period                            $   120    $   148
                                                                      =======    =======


See accompanying notes to consolidated financial statements.

                              CYANOTECH CORPORATION
                                    FORM 10-Q
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1999
                                   (Unaudited)

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

     The Company consolidates enterprises in which it has a controlling financial interest. The accompanying consolidated financial statements include the accounts of Cyanotech Corporation and its wholly-owned subsidiaries, Nutrex, Inc. and Cyanotech International FSC, Inc. All significant intercompany balances and transactions have been eliminated in consolidation. While the financial information furnished for the three and nine month periods ended December 31, 1999 is unaudited, the statements in this report reflect all material items which, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the dates of the consolidated balance sheets. The operating results for the interim period presented are not necessarily indicative of the results that may be expected for the year ending March 31, 2000.

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

2.   INVENTORIES

     Inventories are stated at the lower of cost (which approximates first-in, first-out) or market and consist of the following (dollars in thousands):


                                             December 31, 1999   March 31, 1999
                                             -----------------   --------------
     Raw materials                                  $   74           $   63
     Work in process                                   240              287
     Finished goods                                  1,247            1,555
     Supplies                                          206              200
                                                    ------           ------
                                                    $1,767           $2,105
                                                    ======           ======

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


     Equipment                                    3 to 10 years
     Leasehold improvements                      10 to 27 years
     Furniture and fixtures                             7 years
     Equipment under capital lease                    10  years


     Equipment and leasehold improvements consist of the following (dollars in thousands):

                                                December 31, 1999    March 31, 1999
                                                -----------------    --------------
Equipment                                            $  8,921         $  8,421
Leasehold improvements                                 13,848           13,779
Furniture and fixtures                                     83               83
Equipment under capital lease                              --              388
                                                     --------         --------
                                                       22,852           22,671

Less accumulated depreciation and amortization         (7,090)          (6,107)
Construction in-progress                                  408            3,059
                                                     --------         --------
Equipment and leasehold improvements, net            $ 16,170         $ 19,623
                                                     ========         ========

4.   SERIES C PREFERRED STOCK

     Series C preferred stock is convertible into common stock at the rate of one share of preferred stock for five shares of common stock through February 23, 2000, after which date the conversion feature is no longer applicable. On December 30, 1999, the Company's Board of Directors approved, as being in the best interests of the Company, an extension of the conversion deadline to February 23, 2002. Series C preferred stock has voting rights equal to the number of shares of common stock into which it is convertible and has a preference in liquidation over all other series of preferred stock of $5 per share plus any accumulated but unpaid dividends. Holders of Series C preferred stock are entitled to 8% cumulative annual dividends at the rate of $.40 per share; cumulative dividends in arrears as of December 31, 1999 amount to $2,505 ($4.21 per share). Upon conversion of Series C preferred stock, cumulative dividends in arrears on converted shares are no longer payable. The consent of Series C preferred stockholders is required to modify their present rights or sell all or substantially all of the Company's assets.

5.   EARNINGS PER SHARE

     For the three, and nine months ended December 31, 1999 and 1998, warrants and options to purchase Common Stock shares of the Company and convertible preferred stock were outstanding, but were not included in the computation of Diluted net loss per common share because the inclusion of these securities would have had an antidilutive effect on the net loss per common share. As of December 31, 1999, warrants and options to acquire 792,800 shares of the Company's common stock, and preferred stock convertible into 2,975,155 shares of the Company's common stock were outstanding. As of December 31, 1998, warrants and options to acquire 638,925 shares of the Company's common stock and preferred stock convertible into 2,975,155 shares of the Company's common stock were outstanding

     Following is a reconciliation of the numerators and denominators of the Basic and Diluted EPS computations for the periods presented (in thousands except share data):

                                                  Three Months Ended               Nine Months Ended
Basic Earnings per share                             December 31,                    December 31,
                                                 1999            1998            1999            1998
                                             ------------    ------------    ------------    ------------
Net loss                                     $     (3,188)   $       (719)   $     (4,324)   $     (1,792)
Less: Requirement for Preferred Stock
dividends                                             (59)            (59)           (179)           (179)
                                             ------------    ------------    ------------    ------------
Loss to Common stockholders                  $     (3,247)   $       (778)   $     (4,503)   $     (1,971)
                                             ============    ============    ============    ============

Weighted average Common Shares outstanding     13,778,374      13,603,572      13,713,121      13,601,110
                                             ============    ============    ============    ============
Net Loss per Common Share                    $      (0.24)   $      (0.06)   $      (0.33)   $      (0.14)
                                             ============    ============    ============    ============

Diluted Earnings per share
Loss to Common stockholders                  $     (3,247)   $       (778)   $     (4,503)   $     (1,971)
Plus: Requirement for Preferred Stock
dividends                                              --              --              --              --
                                             ------------    ------------    ------------    ------------
Loss to Common stockholders, as adjusted     $     (3,247)   $       (778)   $     (4,503)   $     (1,971)
                                             ============    ============    ============    ============

Weighted average Common Shares outstanding     13,778,374      13,603,572      13,713,121      13,601,110
Effect of dilutive securities:
     Stock options and warrants                        --              --              --              --
                                             ------------    ------------    ------------    ------------
     Convertible preferred stock                       --              --              --              --
                                             ------------    ------------    ------------    ------------
Weighted average Common Shares
outstanding, as adjusted                       13,778,374      13,603,572      13,713,121      13,601,110
                                             ============    ============    ============    ============
Net loss per Common Share                    $      (0.24)   $      (0.06)   $      (0.33)   $      (0.14)
                                             ============    ============    ============    ============

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

7.   LINE OF CREDIT AND LONG-TERM DEBT

     In July 1998, the Company entered into a Loan and Security Agreement (Agreement) with a lender which provides for up to $3 million in credit facilities, secured by all the assets of the Company. This Agreement is discussed in detail in the section describing Liquidity and Capital Resources in Item 2 of this report. On October 8, 1999, the lender informed the Company of its intent to terminate its lending agreement with the Company, effective December 31, 1999 due to the Company being in default on certain financial covenants. In January 2000, the lender amended the letter dated October 8, 1999 and has extended the date for termination of the loan to March 31, 2000. The conditions of this agreement are discussed in detail in the section describing Liquidity and Capital Resources in Item 2 of this report. In January 2000, the Company entered into a letter of intent with a new lender to refinance its existing debt and provide working capital to the Company. Subject to favorable completion by the lender of its due diligence process, the Company expects this new credit facility to be in place within 90 days of the date of application. There can, however, be no assurance that the Company will be successful, or that if successful, that it will be able to obtain replacement financing under favorable terms. Failure to alternative financing would have a material adverse effect on the Company's financial condition, results of operations and liquidity.

8.   GOING CONCERN STATUS

     The consolidated financial statements at December 31, 1999 have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business. During the years ended March 31, 1999 and 1998, the Company incurred losses of $2,557,000 and $300,000 respectively. During the nine months ended December 31, 1999, the Company incurred a loss of $4,324,000 which included an asset impairment charge of $2,796,000 recorded in December 1999. During these two fiscal years, and for the first six of nine months of the current fiscal year, the Company experienced declining sales which management believes can be attributed to increased competition for sales of Spirulina products in all of its major markets. The major effect of the decrease in sales has been a significant decrease in liquidity. Due to the significant decrease in sales and the decline in working capital, the Company has taken action to reduce expenditures and obtain additional sources of external financing while concurrently continuing to diversify its product offerings and explore opportunities for expanding the markets for its products. Management believes that the objective of this plan is to increase revenues and to return to profitability.

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

9.   IMPAIRMENT OF LONG-LIVED ASSETS

     In June 1999, we reached a preliminary agreement with Norsk Hydro ASA ("Norsk Hydro") to produce and market NatuRose natural astaxanthin product in a joint venture that would be owned 51% by Norsk Hydro and 49% by Cyanotech. The intention of the joint venture was to build and operate a NatuRose production facility in Kailua-Kona, Hawaii. Under the terms of this Agreement, Norsk Hydro was to fund the optimization of Cyanotech's production technology for astaxanthin and in return, was to receive certain worldwide market rights for the NatuRose product. While this arrangement was being finalized, the Company continued to independently develop its astaxanthin production technology, and subsequently made significant improvements. Due to the improved production economics, and the initial interest in the human astaxanthin product, the Company has decided not to finalize the joint venture relationship. Negotiations are, however, continuing with Norsk Hydro to find a basis for some kind of long-term cooperation.

     As a result of ending the joint venture negotiations, the projected future cash flows that were expected from the Norsk Hydro joint venture are now zero. In accordance with the provisions of Statement of Financial accounting standards No. 121 - Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, an impairment loss is recognized whenever the projected future cash flows from an asset are less than the carrying value of that asset. The Company recorded a non-cash asset impairment charge amounting to $2,796,000 on the construction-in-progress balance related to the 93-acre astaxanthin project. The impaired asset consists primarily of the cost incurred to date to level the 93-acre facility and construction contract termination costs.

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

Results of Operations

     The following table sets forth certain consolidated statement of operations data as a percentage of net sales for the periods indicated:

                                            Three Months Ended     Nine Months Ended
                                               December 31,          December 31,
                                             1999       1998       1999       1998
                                            ------     ------     ------     ------
Net Sales                                    100.0%     100.0%     100.0%     100.0%
Cost of product sales                         74.9       92.7       82.4       85.9
                                            ------     ------     ------     ------
Gross profit                                  25.1        7.3       17.6       14.1
                                            ------     ------     ------     ------
Operating expenses:
Research and development                       6.1       11.1        8.7       13.1
General and administrative                    19.3       23.7       21.8       21.9
             Impairment of capital assets    137.3         --       54.4         --
Sales and marketing                           13.4       14.8       12.8       15.0
                                            ------     ------     ------     ------
Total operating expenses                     176.1       49.6       97.7       50.0
                                            ------     ------     ------     ------
Loss from operations                        (151.0)     (42.3)     (80.1)     (35.9)
                                            ------     ------     ------     ------
Other income (expense):
Interest income                                0.1        0.2        0.1        0.1
Interest expense                              (5.8)      (3.0)      (4.4)      (2.4)
Other income (expense), net                     --       (0.2)       0.1       (0.2)
                                            ------     ------     ------     ------
Total other expense                           (5.7)      (3.0)      (4.2)      (2.5)
                                            ------     ------     ------     ------
Loss before income taxes                    (156.7)     (45.3)     (84.3)     (38.4)
Income taxes                                   0.2        2.4         --        2.3
                                            ------     ------     ------     ------

Net loss                                    (156.5)%    (42.9)%    (84.3)%    (36.1)%
                                            ======     ======     ======     ======

Third Quarter of Fiscal 2000 Compared to Third Quarter of Fiscal 1999

Net Sales

     Net sales for the three month period ended December 31, 1999 increased 22% to $2,037,000, from $1,675,000 in the comparable period of fiscal 1999. This increase in net sales is primarily due to higher sales of bulk Spirulina products and higher sales of NatuRose(TM) natural astaxanthin.

     International sales represented 49% and 44% of total net sales for the three month periods ended December 31, 1999 and 1998, respectively. This increase was primarily due to increased sales of bulk Spirulina in all markets and higher sales of bulk Spirulina tablets to our largest customer, a European distributor of natural products. Sales to this customer, Spirulina International, BV, accounted for 17% of total net sales during the quarter ended December 31, 1999.

Gross Profit

     Gross profit represents net sales less the cost of goods sold, which includes the cost of materials, manufacturing overhead costs, direct labor expenses and depreciation and amortization. Gross profit increased to $512,000 for the three month period ended December 31, 1999, up 320% from $122,000 in the comparable period of fiscal 1999. Our gross profit margin also increased to 25% for the three month period ended December 31, 1999, compared to 7% for the comparable period of fiscal 1999. This increase in gross profit margin from the prior year period is primarily attributable to greater sales of higher margin bulk Spirulina tablets and slightly higher margin on sales of packaged consumer products and bulk organic Spirulina products, offset in part by increased Spirulina production costs resulting from operating at lower than optimum production levels during the first six months of the current fiscal year.

Operating Expenses

     Operating  expenses  were  $3,587,000  during the three month  period ended
December 31, 1999, primarily due to the recognition of an asset impairment charge of $2,796,000, related to the Company's strategic decision to discontinue joint venture negotiations with Norsk Hydro ASA. In compliance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Company was obligated to record the asset impairment charge on the construction-in-progress balance relating to the 93-acre astaxanthin expansion project. If the effect of this impairment charge is omitted for the purposes of comparison, operating expenses during the three month period amounted to $791,000, a decrease of 5% from $830,000 in the comparable period of fiscal 1999.

     Research and Development. Research and development expenses amounted to $124,000 for the three month period ended December 31, 1999, a decrease of 33% from $185,000 for the comparable period of fiscal 1999. This decrease from the prior year was primarily due to lower expenditures related to completion of improved production technology for natural astaxanthin at the beginning of fiscal 2000.

     Sales and Marketing. Sales and marketing expenses amounted to $274,000 for the three month period ended December 31, 1999, an increase of 10% from $248,000 for the comparable period of fiscal 1999. This increase from the prior year is primarily due to higher consulting service costs related to bulk Spirulina and NatuRose sales.

Other Expense

     Other expense for the three month period ended December 31, 1999 was $66,000 higher than the $51,000 recorded for the comparable period of fiscal 1999. The increase from the prior year is primarily due to increased interest rate on borrowings under the Company's current financing agreement.

Income Taxes

     An income tax benefit of $3,000 was recorded for the three month period ended December 31, 1999 due to an increase of the Company's estimated state tax refund for the fiscal year ended March 31, 1999. The interperiod tax benefit of $3,000 compares to an interperiod tax benefit of $40,000 recorded for the comparable period of fiscal 1999.

Net Loss

     The Company recorded a net loss of $3,188,000 for the three months ended December 31, 1999, $2,796,000 of which represents the effect of the aforementioned asset impairment charge. If the effect of this impairment charge is omitted for comparison purposes, the Company recorded a loss of $392,000 for the three months ended December 31, 1999, an improvement of 45% over the net loss of $719,000 for the comparable period of fiscal 1999. This improvement in result is primarily attributable to increased sales of bulk Spirulina powder and tablets, decreased cost of product sales and decreased research and development expenses, offset by the higher interest rate on borrowings and accelerated of amortization of acquisition fees pertaining to its present financing agreement due to the notification received from the lender of its intent to exit the lending agreement effective December 31, 1999.


Nine Months Ended December 31, 1999 Compared to Nine Months Ended December 31, 1998

Net Sales

     Net sales for the nine month period ended December 31, 1999 increased 3% to $5,132,000 from $4,963,000 in the comparable period of fiscal 1999. This increase is primarily due to increased sales of bulk Spirulina tablets and our natural astaxanthin product, NatuRose, offset in part by lower sales of packaged consumer products.

     International sales represented 48% and 44% of total net sales for the nine month periods ended December 31, 1999 and 1998, respectively. This increase was primarily due to higher sales of bulk Spirulina tablets to our largest customer, a European distributor of natural products. Sales to this customer, Spirulina International, BV, accounted for 19% of total net sales for the nine month period ended December 31, 1999.

Gross Profit

     Gross profit increased 29% to $905,000 for the nine month period ended December 31, 1999, from $702,000 in the comparable period of fiscal 1999. Our gross profit margin increased to 18% for the nine month period ended December 31, 1999, compared to 14% for the comparable period of fiscal 1999. This increase in gross profit margin from the prior year period is primarily attributable to increased sales of higher margin bulk tablets and decreased astaxanthin production costs, offset in part by increased Spirulina production costs related to operating at lower than optimum production levels during the first six months of fiscal 2000.

Operating Expenses

     Operating expenses were $5,018,000 during the nine month period ended December 31, 1999, as compared to $2,485,000, in the comparable period of fiscal 1999. The aforementioned asset impairment charge of $2,796,000 is included in the current fiscal year's operating expenses. In compliance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Company was obligated to record the asset impairment charge on the construction-in-progress balance relating to the 93-acre astaxanthin expansion project. If the effect of this impairment charge is omitted for comparison purposes, operating expenses during the nine month period amounted to $2,222,000, a decrease of 11% from $2,485,000 in the comparable period of fiscal 1999. This decrease was primarily due to decreased research and development and sales and marketing expenses for the nine month period ended December 31, 1999.

     Research and Development. Research and development expenses amounted to $446,000 for the nine month period ended December 31, 1999, a decrease of 32% from $652,000 for the comparable period of fiscal 1999. This decrease from the prior year was primarily due to reduced personnel expenditures and lower outside service expenses related to completing the development of improved production technology for natural astaxanthin during fiscal 1999.

     Sales and Marketing. Sales and marketing expenses amounted to $659,000 for the nine month period ended December 31, 1999, a decrease of 12% from $747,000 for the comparable period of fiscal 1999. This decrease from the prior year is primarily due to reduced personnel and travel expenses dictated by lower revenues, offset in part by increased advertising and consulting service costs.

Other Expense

     Other expense for the nine month period ended December 31, 1999 was $91,000 higher than the $123,000 recorded for the comparable period of fiscal 1999. The increase from the prior year is primarily due to the increased interest rate on borrowings under the Company's current financing agreement.

Income Taxes

     An income tax benefit of $3,000 was recorded for the nine month period ended December 31, 1999 due to an increase of the Company's estimated state tax refund for the fiscal year ended March 31, 1999. The interperiod tax benefit of $3,000 compares to an interperiod tax benefit of $114,000 recorded for the comparable period of fiscal 1999.

Net Loss

     The Company recorded a net loss of $4,324,000 for the nine months ended December 31, 1999, $2,796,000 of which represents the effect of the aforementioned asset impairment charge on the construction-in-progress balance relating to the 93-acre astaxanthin expansion project. If the effect of this asset impairment charge is omitted for comparison purposes, the Company recorded a loss of $1,528,000 for the nine months ended December 31, 1999, an improvement in result of 15% over the net loss of $1,792,000 for the comparable period of fiscal 1999. This improvement in result is primarily attributable to increased sales of bulk Spirulina powder and tablets, slightly decreased cost of product sales and decreased research and development expenses, offset by higher interest expense and accelerated amortization of fees related to its present financing agreement due to the notification received from the lender of its intent to exit the lending agreement effective December 31, 1999.

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

Liquidity and Capital Resources

Cash Flows

     The Company's working capital for the nine month period ended December 31, 1999 decreased by $503,000 to $414,000 from $917,000 at March 31, 1999. Cash and cash equivalents decreased by $202,000 to $120,000 and is primarily attributable to cash flows of $326,000 used for investment in property and equipment and $150,000 used for reduction of long-term debt and capital lease obligations, offset in part by net proceeds from the exercise of common stock warrants and options and issuance of stock and common stock warrants totaling $134,000 and an increase in short-term revolving debt of $165,000.

     The primary uses of cash flows in operating activities during the first nine months of fiscal 2000 was a net loss of $4,324,000 adjusted by depreciation and amortization totaling $983,000, the impairment charge of $2,796,000, a decrease in inventories of $338,000, an increase in accounts receivable of $331,000, and a Hawaii State income tax refund of $112,000. These calculations indicate that cash flows provided by operating activities for the first nine months of fiscal 2000 amounted to $41,000 compared to cash used in operating activities of $588,000 in the comparable period of fiscal 1999.

     Cash used in investing activities for capital expenditures during the first nine months of fiscal 2000 decreased to $326,000 compared to $526,000 for the comparable period of fiscal 1999.

     Cash provided by financing activities during the first nine months of fiscal 2000 amounted to $82,000, compared to cash used in financing activities of $135,000 for the comparable period of fiscal 1999. The primary sources of cash flows from financing activities during the first nine months of fiscal 2000 were net proceeds from issuance of common stock and the exercise of common stock warrants and options totaling $134,000 and net borrowings on a short-term revolving line of credit of $165,000 offset in part by principal payments on long-term debt of $150,000 and repayment of capital lease obligations of $67,000.

Loan and Security Agreement

     In July  1998,  the  Company  entered  into a Loan and  Security  Agreement
(Agreement) with a lender which provided for up to $3 million in credit facilities, secured by all the assets of the Company. The major components of the credit facility include working capital loans on a revolving basis, subject to the availability of eligible accounts receivable and inventory (as defined), a sub-limit term loan of up to $750,000 (amortized in equal payments of $12,500 over sixty months) secured by eligible machinery and equipment, and a sub-limit term loan of up to $2 million (amortized over sixty months and subject to the Company achieving and maintaining specific levels of financial performance) for the acquisition of new machinery and equipment. The Agreement had a maturity date of July 31, 2001 with an optional provision for automatic and continuous renewal for successive, additional terms of one year each. The interest rate on the credit facility in the absence of a default under the agreement was prime plus 2.5% (at December 31, 1999, the prime rate was 8.5%) until the Company achieves certain financial performance levels, at which time the interest rate will decrease to prime plus 1.25%. Interest is calculated on a base amount of $1 million or the outstanding loan balance, whichever is greater. The fee for renewing the Agreement beyond the maturity date of July 31, 2001 was set at 5% of the aggregate outstanding balance at the end of the initial term of the agreement.

     The Agreement contains certain restrictive covenants which include, among other things, the maintenance of minimum consolidated net worth, as defined, and an acceleration clause upon the occurrence of an event with a material adverse effect on the Company, as defined. On July 13, 1999, the lender gave notice to the Company of a default under the Agreement because of the uncertainty of the Company's ability to continue as a going concern. In view of this default, the lender exercised its right under the Agreement effective July 13, 1999, to increase the interest rate on all borrowings from prime plus 2.5% to prime plus 5.5%. Consequently, the Company has classified the aggregate outstanding balance on this Agreement of $1,697,000, representing outstanding working capital loans on a revolving basis of $1,159,000 and an equipment term loan of $538,000, as a current liability in the consolidated balance sheet at December 31, 1999.

     On October 8, 1999, the lender informed the Company of its intent to terminate the agreement with Cyanotech effective December 31, 1999, and accelerate the repayment of all outstanding borrowings due to the Company being in default on certain financial covenants. This default was attributed to the "going concern" opinion issued by the Company's independent auditors for the 1999 fiscal year and the fact that stockholders' equity has dropped below $20,000,000. In anticipation of the December 31, 1999 exit date, all remaining related capitalized loan costs (totaling $61,000) have been fully amortized as of December 31, 1999. These costs were previously being amortized over the life of the Agreement since July 1998.

     At December 31, 1999, the remaining available credit under the Agreement was calculated by the lender to be $42,000. This amount excludes the facility for the acquisition of new machinery and equipment which requires the Company to maintain a Debt Service Coverage ratio of at least 1.25 : 1 for the two prior full consecutive quarters.

     In January 2000, the lender amended its letter of October 8, 1999 and has agreed to continue to advance funds per the original Agreement at a decreasing rate until the revised termination date of March 31, 2000. Effective January 24, 2000, advances will be made on eligible collateral at a rate of 75% for receivables, a decrease of 5% from the original Agreement dated July 28, 1998. The receivable advance rate will be reduced on the 24th day of each subsequent month by 5% until the exit date of March 31, 2000. Advances on eligible inventories will follow the schedule set in the letter dated October 8, 1999 and decrease by 1% each subsequent month until the exit date of March 31, 2000. Repayment of the equipment term loan, with a balance of $538,000 at December 31, 1999, will increase to $20,000 per month from $12,500 per month as originally set forth in the Agreement dated July 28, 1998.

     The Company is currently seeking alternate sources of financing to replace this Agreement and has reason to believe that it will be successful. In January 2000, the Company entered into a letter of intent with a new lender to refinance its existing debt and provide working capital to the Company. Subject to favorable completion by the lender of its due diligence process, the Company expects this new credit facility to be in place within 90 days of the date of application. There can, however, be no assurance that the Company will be successful, or that if successful, that it will be able to obtain replacement financing under favorable terms. Failure to obtain alternative financing would have a material adverse effect on the Company's financial position, results of operations and liquidity.

Norsk Hydro Joint Venture

     In June 1999, we reached a preliminary agreement with Norsk Hydro ASA ("Norsk Hydro") to produce and market NatuRose natural astaxanthin product in a joint venture that would be owned 51% by Norsk Hydro and 49% by Cyanotech. The intention of the joint venture was to build and operate a NatuRose production facility in Kailua- Kona, Hawaii. Under the terms of this Agreement, Norsk Hydro was to fund the optimization of Cyanotech's production technology for astaxanthin and in return, was to receive certain worldwide market rights for the NatuRose product. While this arrangement was being finalized, the Company continued to independently develop its astaxanthin production technology, and subsequently made significant improvements. Due to the improved production economics, and the initial interest in the human astaxanthin product, the Company has decided not to finalize the joint venture relationship. Negotiations are, however, continuing with Norsk Hydro to find a basis for some kind of long-term cooperation.

     As a result of ending the joint venture negotiations, the projected future cash flows that were expected from the Norsk Hydro joint venture are now zero. In accordance with the provisions of Statement of Financial accounting standards No. 121 - Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, an impairment loss is recognized whenever the projected future cash flows from an asset are less than the carrying value of that asset. The Company recorded a non-cash asset impairment charge amounting to $2,796,000 on the construction-in-progress balance related to the 93-acre astaxanthin project. The impaired asset consists primarily of the cost incurred to date to level the 93-acre facility and construction contract termination costs.

Construction Commitment

     The Company has a commitment with a contractor for this 93-acre expansion project which was suspended in February 1998. On June 15, 1999, we reached an agreement with the contractor to resume work on the suspended construction project on or before June 1, 2000. In consideration of this extension of the contract, the Company agreed to pay an additional $20,000 at the startup of work and a surcharge of 1.5% on work not completed by September 30, 1999, and a surcharge of 4% on all work not completed by September 30, 2000. If work does not resume on or before June 1, 2000, then the contract will be considered to have been terminated by Cyanotech.

     On September 17, 1999, we reached a further agreement with this project contractor on terms for indefinite suspension or termination of our contract. This agreement becomes effective only if the suspension agreement dated June 15, 1999, expires without a further agreement to continue the suspension. The contractor has calculated the remaining balance due for work completed under the contract to be $338,000. If the contract expires without a further agreement to continue the suspension, we reached a settlement with the contractor to pay $170,000 for such completed work. In the event we choose to proceed with the project at a future date, the contractor reserves the right to negotiate for escalation and remobilization cost increases. If we cannot come to agreement with the contractor for completion of the project, we may proceed with an alternate contractor after paying the remaining $168,000 plus interest. As of December 31, 1999, the credit facilities available to Cyanotech, as described above, unless supplemented by funds from other sources, would not be sufficient to finance this construction work.

Going Concern Status

     The unaudited consolidated financial statements at December 31, 1999 have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms of its financing agreement, to obtain additional financing as may be required, to attain profitability, or a combination thereof. The Company is actively seeking other possible sources of external financing, but unless it is successful, there may be liquidity shortfalls in future periods. There can be no assurance that the Company will be successful in obtaining additional financing or will have sufficient cash resources to support its continued operations.


Year 2000 Compliance

     The Company has not experienced any significant disruptions to financial or operating activities caused by failure of its computer systems resulting from Year 2000 issues. Management does not expect Year 2000 issues to have a material effect on the Company's operations or financial condition.


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

     The Company continues to experience positive results from the downsizing and asset management program put in place during the fourth quarter of fiscal 1999. We are balancing our production resources between our primary products and plan to allocate more resources to natural astaxanthin production in future quarters to meet the anticipated demand of customers for NatuRose, our natural astaxanthin product for the aquaculture and animal pigmentation markets and BioAstin, our natural astaxanthin product for the human nutrition market.

     During the three months ended December 31, 1999, our gross profit margin on sales of NatuRose improved significantly due primarily to production efficiencies resulting from the optimization program begun in the first quarter of this fiscal year on natural astaxanthin production. We expect these improvements to continue into future periods but there can be no assurance that the gross profit margin of our natural astaxanthin products will not be adversely affected by higher production costs related to operating at lower than optimal production levels. We are continuing our optimization program targeted at our PhytoDome CCS(TM) processing systems and production throughput; however, we may experience increased costs related to production of our natural astaxanthin products in future periods. During the three months ended December 31, 1999, the Company returned to operating at near capacity for both Spirulina and astaxanthin products.

     In line with our goal of returning to profitability as quickly as possible, the Company suspended development activities directed at the genetically engineered mosquitocide project and the Aldolase Catalytic Antibody 38C2 during the three months ended December 31, 1999. As a result, research and development costs are expected to decline during the rest of this fiscal year and into fiscal 2001.

     During the three months ended December 31, 1999, the Company initiated sales through a distribution channel into Chile of its natural astaxanthin pigment product, NatuRose. Chile is the world's second largest salmon producing country. Negotiations are also continuing with Norsk Hydro to find a basis for some kind of long-term cooperation. The Company believes that continuing its sales efforts in the world's two largest salmon producing regions may lead to increased sales of its natural astaxanthin pigment product, NatuRose.

     Cyanotech believes it is the only company for which natural astaxanthin has been reviewed without objection by the U.S. Food and Drug Administration (FDA), allowing the Company to offer the product for sale and use in the United States as a human dietary supplement. In December 1999, we entered into a licensing agreement with Banner Pharmacaps ("Banner") for manufacture and distribution of softgel capsules containing BioAstin. Banner's customers in the United State and Canada represent many of the major North American pharmaceutical and nutritional companies. This agreement is aligned with Cyanotech's strategy to address the health care applications market for its natural astaxanthin product. Concurrently, Cyanotech filed a U.S. patent application based on the protective properties of astaxanthin to retard and ameliorate fever blisters (cold sores) and canker sores and, subsequent to the end of the quarter, filed a U.S. patent application for retarding and ameliorating carpal tunnel syndrome (CTS) and tenosynovitis also based on the protective properties of astaxanthin.

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

PART II.       OTHER INFORMATION

Item 1.        On July 13,  1998,  the  Company  filed a  complaint,  (Case  No.
               CV98-00600) in United States District Court for the District of Hawaii ("Court") against Aquasearch, Inc. ("Aquasearch"), seeking declaratory judgment of patent noninfringement, patent invalidity and non-misappropriation of trade secrets relating to closed culture production of astaxanthin. The complaint was filed in response to assertions by Aquasearch regarding its alleged intellectual property rights. Aquasearch answered the complaint and filed counter claims alleging patent infringement, trade secret misappropriation, unfair competition and breach of contract. The Court later granted Cyanotech's motion to amend its complaint against Aquasearch to add claims of misappropriation of trade secrets regarding open pond technology, unfair competition and breach of contract.

               On December 30, 1999, the United States District Court denied Cyanotech's motion for summary judgment of non-infringement and patent invalidity as to Aquasearch, Inc's ("Aquasearch") U.S. Patent No 5,541,056 and granted Aquasearch's related motion that Cyanotech infringes its patent. The Court also granted
               Aquasearch's partial summary judgment motion finding that Cyanotech misappropriated Aquasearch trade secrets and committed a breach of contract. The Company intends to continue pursuing its claim that Aquasearch misappropriated and utilizes Cyanotech trade secrets. In the opinion of management, the ultimate disposition of this matter will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.


Item 3. In July 1998, the Company entered into a Loan and Security Agreement (Agreement) with a lender which is described in detail in the discussion on Liquidity and Capital Resources in Item 2 of this report. The Agreement contains certain restrictive covenants, which include, among other things, the maintenance of minimum consolidated net worth, as defined, and an acceleration clause to take effect on the occurrence of an event with a material adverse effect on the Company, as defined. On July 13, 1999, the lender declared the Company to be in technical default under the Agreement because of the uncertainty of the Company's ability to continue as a going concern. In view of this default, the lender exercised its right under the Agreement effective July 13, 1999, to increase the interest rate on all borrowings from prime plus 2.5% to prime plus 5.5%. On October 8, 1999, the lender informed the Company of its intent to terminate its agreement with Cyanotech, effective December 31, 1999, due to the Company being in default on certain financial covenants. This resulted from the "going concern" opinion issued by the Company's independent auditors for the 1999 fiscal year and the fact that stockholders' equity has dropped below $20,000,000. Consequently, the Company has classified the aggregate outstanding balance on this Agreement of $1,697,000, representing outstanding working capital loans on a revolving basis of $1,159,000 and an equipment term loan of $538,000, as a current liability in the consolidated balance sheet at December 31, 1999.

               In January 2000, the lender amended its letter of October 8, 1999 and has agreed to continue to advance funds per the original Agreement at a decreasing rate until the revised termination date of March 31, 2000. Effective January 24, 2000, advances will be made on eligible collateral at a rate of 75% for receivables, a decrease of 5% from the original Agreement dated July 28, 1998. The receivable advance rate will be reduced on the 24th day of each subsequent month by 5% until the exit date of March 31, 2000. Advances on eligible inventories will follow the schedule set in the letter dated October 8, 1999 and decrease by 1% each subsequent month until the exit date of March 31, 2000. Repayment of the equipment term loan, with a balance of $538,000 at December 31, 1999, will increase to $20,000 per month from $12,500 per month as originally set forth in the Agreement dated July 28, 1998.

               The Company is currently seeking alternate sources of financing to replace this Agreement and has reason to believe that it will be successful. In January 2000, the Company entered into a letter of intent with a new lender to refinance its existing debt and provide working capital to the Company. Subject to favorable completion by the lender of its due diligence process, the Company expects this new credit facility to be in place within 90 days of the date of application. However, there can be no assurance that the Company will be successful, or that if successful, that it will be able to obtain replacement financing under favorable terms. Failure to obtain alternative financing would have a material adverse effect on the Company's financial position, results of operations and liquidity.


Item 6.        Exhibits and Reports on Form 8-K

               (a)  The following exhibits are furnished with this report:

                    Exhibit 27.1 - Financial Data Schedule

               (b)  Reports on Form 8-K

                    No reports on Form 8-K were filed during the quarter ended December 31, 1999.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   CYANOTECH CORPORATION (Registrant)



      February 11, 1999            By: /s/ Gerald R. Cysewski
---------------------------            ------------------------------
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