Form 10-K
period 2000-03-31
CYANOTECH CORP
filed 2000-06-28
CIK 768408



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

        For the fiscal year ended March 31, 2000 Commission file 0-146-02

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

         At June 26, 2000, the aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant was approximately $19,267,000.

         At June 26, 2000, the number of shares outstanding of registrant's Common Stock was 15,087,297.


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended March 31, 2000 are incorporated by reference into Part II and Part IV of this Report. Portions of the Registrant's Definitive Proxy Statement for its 2000 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission on or prior to July 29, 2000 and to be used in connection with the Annual Meeting of Stockholders expected to be held August 24, 2000, are incorporated by reference in Part III of this Form 10-K.

                                     PART I

ITEM 1. BUSINESS

        Except for historical information contained in this document, the matters discussed in this report contain forward looking statements that involve risks and uncertainties. These future risks and uncertainties could cause actual results to differ materially.

GENERAL

        Cyanotech Corporation is a leader in the development and commercialization of high value products derived from microalgae. Microalgae are a diverse group of over 30,000 species of microscopic plants which have a wide range of physiological and biochemical characteristics and naturally contain high levels of proteins, amino acids, vitamins, pigments and enzymes. Since 1983, we have designed, developed and implemented proprietary production and harvesting technologies, systems and processes which eliminate many of the stability and contamination problems frequently encountered in the production of microalgae. We believe that our technology, systems, processes and favorable growing location permit year-round harvesting of our microalgal products in a cost effective manner. We currently produce natural products from microalgae for the nutritional supplement, aquaculture feed, animal nutrition, and immunological diagnostics markets.

        Since 1985, Cyanotech has been producing microalgae-based "Spirulina" products for the vitamin and supplement market. Spirulina Pacifica(R), which is our principal source of revenue, is a unique strain of Spirulina developed by us which provides a vegetable-based, highly absorbable source of natural beta-carotene, mixed carotenoids, B vitamins, gamma linolenic acid ("GLA"), protein, essential amino acids and other phytonutrients. We currently market our Spirulina products in the United States and over thirty other countries through a combination of retail, wholesale, and private label channels.

        In early 1997, we introduced NatuRose(R) to the worldwide aquaculture industry. NatuRose is the brand name of our natural astaxanthin (pronounced "as-ta-zan-thin") product for the animal nutrition market which we produce from the microalge, Haematococcus. Astaxanthin is a red pigment used in aquaculture to impart a pink to red color to pen-raised fish and shrimp. The worldwide astaxanthin market for animal pigmentation is estimated at more than $150 million in annual sales. NatuRose competes in this marketplace with astaxanthin synthesized from petrochemicals.

        In March of 1999, we announced the development of BioAstin(TM), our natural astaxanthin product for the human nutrition market. A growing body of scientific literature is demonstrating that the antioxidant properties of natural astaxanthin surpass many of the antioxidant benefits of vitamin C, vitamin E, beta-carotene and other carotenoids. In August 1999, we were notified by the United States Food and Drug Administration ("FDA"), that our application to sell BioAstin had been reviewed without objection, allowing us to offer our new product for sale and use as a human nutritional supplement in the United States. The worldwide astaxanthin market for human nutrition is estimated at more than $1.5 billion in annual sales.

        Cyanotech Corporation is incorporated in Nevada. Our principal executive offices are located at 73-4460 Queen Kaahumanu Highway, Suite 102, Kailua-Kona, Hawaii 96740, and our telephone number is (808) 326-1353. Unless otherwise indicated, all references in this report to the "Company,"
"we,""us,""our," and "Cyanotech" refer to Cyanotech Corporation, a Nevada corporation, and its wholly owned subsidiaries, Nutrex, Inc., a Hawaii corporation, and Cyanotech International FSC, Inc., a Barbados corporation.

INDUSTRY BACKGROUND

        Microalgae are a diverse group of microscopic plants that have a wide range of physiological and biochemical characteristics and contain, high levels of natural proteins, amino acids, vitamins, pigments and enzymes. Microalgae have the following properties that make commercial production attractive: (1) microalgae grow much faster than land grown plants, often up to 100 times faster; (2) microalgae have a uniform cell structure with no bark, stems, branches or leaves, permitting easier extraction of products and higher utilization of the microalgae cells; (3) the cellular uniformity of microalgae makes it practical to manipulate and control growing conditions in order to optimize a particular cell characteristic; (4) microalgae contain a wide array of vitamins and other important nutrients; (5) microalgae contain natural pigments; and (6) microalgae are a potential source of medical products.

        Current commercial applications for these microscopic plants include nutritional products, diagnostic products, aquaculture feed and pigments, natural food colorings and research grade chemicals. We believe that microalgae could potentially be used for other commercial applications, including genetically engineered products for the biopesticide and pharmaceutical industries. The most significant microalgae products produced today are algae utilized as food supplements.

        While many unique compounds have been identified in microalgae, the efficient and cost effective commercial production of microalgae is elusive. Many microalgae culture systems over the last 20 years have failed. Because microalgae produced for food supplements are typically cultivated and harvested outdoors, production is significantly affected by climate, weather conditions and the chemical composition of the culture media. Without consistent sunlight, warm temperature, low rainfall and proper chemical balance, microalgae will not grow quickly, resulting in longer harvesting cycles, decreased pond utilization and increased cost. Furthermore, microalgal growth requires a very nutrient rich environment. The high nutrient levels in the ponds promote the growth of unwanted organisms, or "weeds," when the chemical composition of the ponds changes from its required balance. Once contamination occurs, a pond must be emptied, cleaned and refilled, a process that further decreases pond utilization and increases production costs.

Cyanotech's Technology

        Since 1983, our scientists have designed, developed and implemented proprietary production and harvesting technologies, systems and processes which reduce many of the stability and contamination problems frequently encountered in the production of microalgae. We believe we were the first Spirulina producer to have its products and processes certified organic and we were the first microalgae producer to have its quality system registered under the ISO 9002-94 standards. This proprietary production system is known as Integrated Culture Biology Management (or "ICBM"). Through the application of this technology, our Spirulina culture ponds can be productive year-round without any significant loss in productivity due to contamination. We believe that such an accomplishment remains unique to Cyanotech.

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

        Our efforts in commercial production of our natural astaxanthin products have resulted in an improved, large-scale photobioreactor system referred to as the PhytoDome Closed Culture System, or PhytoDome CCS(TM). To date, this improved technology has resulted in reduced production costs, increased control of product purity and has a positive effect on production yield compared to other photobioreactor systems previously employed.

        Another major advantage for us is the location of our production facility at the Hawaii Ocean Science and Technology ("HOST") Park at Keahole Point, Hawaii. We believe that the combination of consistent warm temperature, abundant sunlight, and low rainfall at this facility makes this a highly favorable location for the economical, large-scale cultivation of microalgae. In contrast to our facility, microalgae producers in other regions of the world lacking these favorable characteristics stop producing for up to four months a year because of less favorable climate or weather conditions. At the HOST Park, we have access to cold, clean, deep sea water that is pumped from a depth of 2,000 feet. This sea water is used both as a source of nutrients for microalgae culture and as a cooling agent in the Ocean-Chill Drying process. Additionally, our facility has access to a complete industrial infrastructure and is located 30 miles from a deep water port and adjacent to an international airport.

        Applying our experience in cultivating and harvesting Spirulina, we began commercial production of our first natural astaxanthin product, NatuRose, during the fourth quarter of fiscal 1997. By the end of fiscal 1999, our experience with NatuRose processing resulted in the development of its companion product, BioAstin.

        Our primary business objective is to be the leading developer and producer of high-value microalgal products in our existing and future markets. We believe that the combination of our ICBM technology, our PhytoDome CCS technology, our Ocean-Chill Drying process, our automated processing system and a favorable growing location with year-round production capabilities, can be successfully applied to the commercial cultivation of many species of microalgae.

PRODUCTS

  Spirulina

        Our principal product, accounting for 87% and 91% of net sales for the years ended March 31, 2000 and 1999, respectively, is a nutritional microalgae marketed as Spirulina Pacifica. Developed by us and sold worldwide to the health and natural foods market, Spirulina Pacifica is a unique strain of microalgae that is a highly absorbable source of natural beta carotene, mixed carotenoids, B vitamins, GLA, protein, essential amino acids and other phytonutrients.

        Cyanotech produces Spirulina Pacifica in three forms: powder, flake and tablets. Powder is used as an ingredient in nutritional supplements and health food drinks while flakes are used as a seasoning on various foods. Tablets are consumed as a daily dietary supplement. We also produce and market a blended product under the Hawaiian Energizer name. Hawaiian Energizer tablets contain Spirulina Pacifica, Bee Pollen and Siberian Ginseng.

        We anticipate that sales of our Spirulina Pacifica products will continue to constitute a substantial portion of net sales during fiscal 2001. Any material decrease in the overall level of sales of, or the prices for, our Spirulina Pacifica products, whether as a result of competition, change in consumer demand, increased worldwide supply of Spirulina or other factors beyond our control, would have a material adverse effect on our business, financial condition and results of operations.

  Natural Astaxanthin

        The year ended March 31, 2000 was the third full year of commercial production of NatuRose, our natural astaxanthin product for the animal nutrition market, and the first year of commercial production for our natural astaxanthin product for the human nutrition market, BioAstin. Astaxanthin is a red pigment used primarily in the aquaculture industry to impart pink color to the flesh of pen-raised fish and shrimp. The animal nutrition market for astaxanthin is currently dominated by a single producer, Hoffmann-LaRoche, who produces synthetic astaxanthin from petrochemicals. Hoffmann-LaRoche currently sells synthetic astaxanthin to the aquaculture industry at approximately $2,500 per pure kilogram. As a result of continued growth in the world aquaculture industry, the world market for astaxanthin pigment is currently estimated to exceed $150 million per year. We believe that sales of NatuRose may increase in future periods.

        In March 1999, we announced development of BioAstin, a companion natural astaxanthin product targeted at the human nutrition market. A growing body of scientific literature is demonstrating that the antioxidant properties of natural astaxanthin surpass many of the antioxidant benefits of vitamin C, vitamin E, beta-carotene and other carotenoids. Independent scientific studies have shown that natural astaxanthin has up to 550 times the antioxidant activity of vitamin E and 10 times the antioxidant activity of beta-carotene. In August 1999, we were notified by the FDA, that our application to sell BioAstin had been reviewed without objection, allowing us to offer our new product for sale and use in the United States as a human dietary supplement. Upon receiving this notice, the Company began shipping BioAstin powder to various manufacturers of nutritional supplements while concurrently developing our own consumer product. In January 2000, sales of packaged BioAstin gelcaps were initiated by our wholly-owned subsidiary, Nutrex, Inc. We believe that sales of BioAstin, in bulk, packaged consumer form, and as a component of a formulated product may increase and may ultimately constitute a significant portion of total sales in future periods.

  Phycobiliproteins

        Cyanotech also produces phycobiliproteins which are sold to the medical and biotechnology research industry. Phycobiliproteins are highly fluorescent pigments purified from microalgae. Their spectral properties make them useful as tags or markers in many kinds of biological assays, such as flow cytometry, fluorescence immunoassays and fluorescence microscopy. We do not anticipate that phycobiliproteins will represent a significant component of total sales in future periods.

        We maintain product liability insurance in limited amounts for products involving human consumption. In the opinion of management, broader product liability insurance coverage is prohibitively expensive at this time.

RESEARCH & DEVELOPMENT EXPENSES

        Cyanotech's expertise is in the development of efficient, stable and cost-effective production systems for microalgal products. Our researchers investigate specific microalgae identified in scientific literature for potentially marketable products and then strive to develop the technology to grow such microalgae on a commercial scale.

        Because of fiscal restraints, the Company reduced research and development expenses during fiscal 2000 to $514,000, a decrease of 43% and 24% from expenditures of $895,000 and $677,000 in the years 1999 and 1998, respectively. The Company continues to investigate new products and prioritizes its research and development activities to focus on projects that we believe will have the greatest market acceptance and achieve the highest return on the Company's investment. Successful microalgal product development is highly uncertain and is dependent on numerous factors, many of which are beyond the Company's control. Products that appear promising in early phases of development may be found to be ineffective, may be uneconomical because of manufacturing costs or other factors, may be precluded from commercialization due to the proprietary rights of other companies, or may fail to receive necessary regulatory approvals.

MANUFACTURING

        Cyanotech cultivates and processes its microalgae products at a 90-acre production facility on the Kona Coast of the Island of Hawaii. We have a total of 67 large oval culture ponds and 15 smaller auxiliary culture ponds, all of which are currently in production. Each of the large ponds has an average surface area of 23,700 square feet (2,200 square meters) and contain approximately 132,000 gallons (500,000 liters) of culture media. In addition we have in production six large-scale photobioreactors, each with a capacity of approximately 12,000 gallons (45,000 liters). Also located at this facility are two processing plants, our Spirulina tableting plant, our research and quality control laboratories and three administration buildings.

Spirulina Pacifica

        Cyanotech began culturing Spirulina Pacifica in 1985 at its present facility at the HOST Park. Since 1994, we have produced two grades of Spirulina Pacifica; an all-natural grade cultivated by using non-organic agricultural fertilizers and an organic grade that is cultivated using only organic fertilizers. Our organic Spirulina Pacifica is grown and processed in accordance with the California Organic Food act of 1990 and is certified annually by Quality Assurance International, a leading third-party agency. Both grades of Spirulina Pacifica are cultivated without the use of herbicides or pesticides.

        Spirulina Pacifica is cultivated in a combination of fresbh water and a measured amount of nutrient-rich (with ninety-six trace elements) deep ocean water, drawn from a depth of 2,000 feet below sea level. This water is supplemented with the other major nutrients required such as food-grade sodium bicarbonate (baking soda) and infused with carbon dioxide. The Spirulina crop in each pond is circulated by paddlewheels to keep an even blend of nutrients in suspension and a uniform exposure of the algae to sunlight, the other major component of cultivation. Our ponds are engineered to maintain the right media depth for sunlight to permeate each crop completely, facilitating rapid growth. Our system promotes efficient growing conditions, allowing the Spirulina Pacifica algae to reproduce rapidly. Each pond can be harvested, on average, in six days.

        Once ready for harvest, 70% of the Spirulina Pacifica culture is pumped from a pond through underground pipes to our Spirulina processing building where the crop is separated from the culture medium by stainless steel screens. The remaining 30% serves as an innoculum for the next growth cycle. Harvested Spirulina is washed with fresh water three times and vacuum filtered before moving to the drying stage. Culture media removed in processing is recycled. This recycled media is treated, tested for nutrient content and, if necessary, fortified with nutrients before being returned to the culture ponds for another cycle of cultivation. Our ICBM technology for microalgae cultivation has proven to be a reliable and stable operating environment, allowing us to grow and harvest Spirulina without significant contamination by unwanted algae and associated loss of productivity. We believe that such an accomplishment remains unique to Cyanotech.

        Spirulina Pacifica for use in powder and tablets is dried by our patented Ocean-Chill Drying low-oxygen process which preserves high levels of antioxidant carotenoids. This is a significant quality edge over competing products. The drying process takes about six seconds and results in a dark green powder similar to flour. We also employ an alternate proprietary drying method to produce Spirulina Pacifica in the flake form. Bulk Spirulina Pacifica powder, tablets and flakes are heat-sealed in foil laminate bags along with a packet of oxygen absorbent. This packaging ensures product freshness and extends the shelf life of bulk Spirulina Pacifica products to three years. Another significant benefit of the Ocean-Chill Drying system is our ability to recover the carbon dioxide produced in the drying process. The recovered carbon dioxide is the major required nutrient for algae culture growth.

        Each lot of Spirulina Pacifica is sampled and subjected to thorough quality assurance which includes testing for bulk density, moisture, particulate matter, color and taste, among others. In addition, each lot of Spirulina Pacifica undergoes a prescribed set of microbiological food product tests, including total aerobic bacteria, coliform bacteria and E. coli. Spirulina Pacifica powder is certified free of pesticides and herbicides, and certified Kosher. The Company's Spirulina production process has also been certified under the ISO 9002-94 international quality standard since 1996.

        Spirulina powder is difficult to form into tablets. Most tablet manufacturers either add high amounts (from 10% to 30%) of inert substances to "glue" the tablet together or use a heat granulation process that destroys nutrients. In contrast, our Spirulina Pacifica tablets contain a maximum of 2% of such substances and are produced in cold press compression tablet-making machines. Our Spirulina Pacifica flakes are produced by combining freshly harvested Spirulina Pacifica with food-grade lecithin and drying this blend in a proprietary system. The Company's packaged consumer products are bottled and labeled by one of two subcontractors in California, both of which are certified cGMP manufacturers subject to regular government inspections.

Natural Astaxanthin

        The Haematococcus microalgae which produce astaxanthin, grows in fresh water supplemented with nutrients. As such, it is extremely susceptible to contamination by unwanted algae, protozoa, and amoeba. Cyanotech has developed a proprietary system to overcome this problem known as our PhytoDome Closed Culture System. Using this large-scale photobioreactor, we are able to grow large volumes of contaminant-free cultures of Haematococcus.

        For the final stage of culture, the Haematococcus algae is transferred to open ponds. There, an environmental stress is applied causing spores to form which accumulate high levels of astaxanthin. The media containing these spores are transported through underground pipes to our astaxanthin processing building where the culture media and algal spores are separated. Fresh water recovered from this stage of processing is tested and treated using a proprietary water treatment system. It is then recycled for use in the next production cycle. The algal spores are dried to a fine powder using the low-oxygen Ocean-Chill Drying system. During processing, the spores are cracked in a proprietary system to assure high bioavailability of astaxanthin. Finally the bulk powder is heat-sealed in foil laminate bags along with a packet of oxygen absorbent.

        Unlike Spirulina, astaxanthin is produced in a batch-mode and each cultivation pond must be thoroughly cleaned between cycles. While the entire astaxanthin production cycle takes a total of four weeks, each stage of the four-step process is staggered and continuously feeds the next stage of cultivation. As a result, we are able to produce a new crop of astaxanthin from each of our fifteen 500,000 liter culture ponds approximately once a week.

        Each lot of astaxanthin products for human consumption undergoes a prescribed set of microbiological food product tests, including total aerobic bacteria, coliform bacteria and E. coli.

DISTRIBUTION AND INTERNATIONAL SALES

        The majority of our bulk Spirulina sales are to companies with their own Spirulina product lines. Many of these companies identify and promote Cyanotech's Hawaiian Spirulina in their products. In the United States, we sell directly to health food manufacturers and health food formulators. Our packaged consumer products sell under the Nutrex label in the domestic market through an established health food distribution network. Orders for packaged consumer
products  are  taken  at  the  retail  level  by  one  of  45  regional   broker
representatives and shipped through one of 24 wholesale distributors. In selected foreign markets, we have exclusive sales distributors for both our bulk Spirulina and packaged consumer products.

        Our NatuRose product is presently being sold through a network of agents and distributors directly to aquaculture farmers, aquaculture feed manufacturers, poultry feed formulators, vitamin suppliers and other end users in 18 countries for use in aquaculture feed, poultry feed and pet feed industries. As our product is a natural astaxanthin derived from microalgae, many of these formulators identify NatuRose and Cyanotech as the source of this component in their feed.

        For the year ended March 31, 2000, BioAstin was sold to nutritional supplement manufacturers and health food formulators as well as through our wholly-owned subsidiary, Nutrex, Inc. Packaged consumer product revenues were derived primarily from sales made directly to retailers and consumers using our toll-free order line (1-888-922-2107) and our internet e-commerce website, www.nutrex-hawaii.com. While interest from broker representatives and wholesale distributors is increasing and may grow to become a significant portion of sales, we believe that direct sales will continue to constitute a large portion of total sales of the packaged BioAstin consumer product in fiscal 2001.

        In the years ended March 31, 2000, 1999 and 1998, international sales accounted for approximately 46%, 40% and 44%, respectively, of our net sales. We expect that international sales will continue to represent a significant portion of our net sales in future periods. Our business, financial condition and results of operations may be materially adversely affected by any difficulties associated with managing accounts receivable from international customers, tariff regulations, imposition of governmental controls, political and economic instability or other trade restrictions. Although our international sales are currently denominated in United States dollars, fluctuations in currency exchange rates could cause our products to become relatively more expensive to customers in the affected country, leading to a reduction in sales in that country.

CUSTOMERS

Spirulina

        We market and sell our Spirulina products to a variety of customers, which range in size from $500 million in annual sales to small retail stores. Several of our major customers are businesses that were established exclusively to market and sell Spirulina products.

        Approximately 23% of our net sales for the year ended March 31, 2000 was to a single customer, Spirulina International B. V., a Spirulina marketing and distribution company based in the Netherlands. Sales to this customer were 11% for the year ended March 31, 1999 and less than 10% of net sales for the year ended March 31, 1998. We believe that sales to this customer will continue to represent a significant portion of total net sales in future periods. Any changes in demand from this customer could have a material adverse effect on our business, financial condition and results of operations.

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

          Private Label Customers. We currently provide private label retail consumer products to six international customers. Products for these customers are manufactured only upon receipt of an order and no finished product inventories are maintained.

          Retail Distributors. Retail distributors act as product wholesalers to independent and chain retailers. The majority of domestic Nutrex sales in the year ended March 31, 2000 were to 26 distributors.

          Natural Products Distributors. In the year ended March 31, 2000, we sold bulk Spirulina products to twelve domestic and six foreign customers engaged in the business of distributing natural raw materials to health and natural food manufacturers. These distributors provide their customers with standardized quality control, warehousing and distribution services, and charge a mark-up on the products for providing these services. These distributors may differentiate the products they sell, but they generally treat the products as commodities, with price being the major determining factor in their purchasing decision.

Natural Astaxanthin

        Our NatuRose product is presently being sold through a network of agents and distributors directly to aquaculture farmers, vitamin suppliers, aquaculture feed manufacturers and other end users in 18 countries for use in aquaculture feed, poultry feed and pet feed. As our product is a natural astaxanthin derived from microalgae, many of these formulators identify NatuRose and Cyanotech as the source of this component in their feed.

        During the year ended March 31, 2000, BioAstin was sold to nutritional supplement manufacturers and health food formulators as well as through our wholly-owned subsidiary, Nutrex, Inc. Packaged BioAstin consumer product revenues were derived primarily from sales made directly to retailers and consumers using our toll-free order line (1-888-922-2107) and our internet e-commerce website, www.nutrex-hawaii.com.

COMPETITION

 Spirulina

        Our Spirulina Pacifica products compete with a variety of vitamins, dietary supplements, other algal products and similar nutritional products available to consumers. The nutritional products market is highly competitive. It includes international, national, regional and local producers and distributors, many of whom have greater resources than Cyanotech, and many of whom offer a greater variety of products. Our direct competition in the Spirulina market is currently from Dainippon Ink and Chemical Company's Earthrise facility in California and several farms in China. To a lesser extent, we compete with numerous smaller farms in China, India, Thailand, Taiwan, Cuba and South Africa. Packaged consumer products marketed under our Nutrex brand also compete with products marketed by health food manufacturing customers of Cyanotech who purchase bulk Spirulina from us and package it for retail sales. A decision by another company to focus on Cyanotech's existing or target markets or a substantial increase in the overall supply of Spirulina could have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that we will not experience competitive pressure, particularly with respect to pricing, that could adversely affect us.

Natural Astaxanthin

        Our natural astaxanthin product for the animal nutrition market, NatuRose, competes directly with the synthetic astaxanthin products produced and marketed for the commercial feed and aquaculture industry worldwide by Hoffmann-LaRoche and BASF. In addition, several other companies have announced plans to produce commercial quantities of natural astaxanthin from microalgae and Phaffia yeast. We believe that these companies are presently producing only small quantities for test purposes. Although we are unaware of any animal nutrition studies indicating that natural astaxanthin has any benefits not otherwise provided by synthetic astaxanthin, we believe there is commercial demand for a natural astaxanthin product and that our NatuRose product can compete on the basis of product performance and price.

        BioAstin, our natural astaxanthin product for the human nutrition market, was the first natural astaxanthin product for human consumption to be reviewed without exception by the FDA. Presently, BioAstin competes directly with "Asta-Factor", a natural astaxanthin product produced and marketed by Aquasearch, Inc. ("Aquasearch"), as well as a variety of vitamins, dietary supplements and other antioxidant products available to consumers. In the European market, BioAstin competes directly with "AstaZan", a microalgae-based natural astaxanthin product produced by AstaCarotene of Sweden. The nutritional products market is highly competitive. It includes international, national, regional and local producers and distributors, many of whom have greater resources than Cyanotech, and many of whom offer a greater variety of products.

Phycobiliproteins

        Three major competitors manufacture phycobiliprotein products for sale, including Quantify, Inc., Martek Biosciences Corporation and Prozyme, Inc. Cyanotech competes with these companies on the basis of price and quality. New synthetic fluorescent compounds have been developed which are superior to phycobiliproteins in some applications. The advantage of the synthetic compounds is their lower molecular weight and, in some cases, their lower cost. While our phycobiliprotein products may not be able to compete effectively against synthetic compounds in some applications, Cyanotech's phycobiliproteins have gained a reputation for high quality at a competitive price.

GOVERNMENT REGULATION

        Cyanotech's products, potential products and its manufacturing and research activities are subject to varying degrees of regulation by a number of government authorities in the United States and in other countries, including the Food and Drug Administration (the "FDA") pursuant to the Federal Food, Drug and Cosmetic Act. The FDA regulates, to varying degrees and in different ways, dietary supplements, other food products, diagnostic medical devices and pharmaceutical products, including their manufacture, testing, exportation, labeling, and, in some cases, advertising.

        Cyanotech is also subject to other federal, state and foreign laws, regulations and policies with respect to labeling of its products, importation of organisms, environmental protection, and occupational safety laws, among others. Federal, state and foreign laws, regulations and policies are always subject to change and depend heavily on administrative policies and interpretations. We work with foreign distributors to ensure our compliance with foreign laws, regulations and policies. There can be no assurance that any changes with respect to federal, state and foreign laws, regulations and policies, and, particularly with respect to the FDA or other such regulatory bodies, with possible retroactive effect, will not have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that any of our potential products will satisfy applicable regulatory requirements.

        The Federal Dietary Supplement Health and Education Act ("DSHEA") regulates the use and marketing of dietary supplements, including vitamin products. The DSHEA covers only dietary supplements and contains a number of provisions that differentiate dietary supplements from other foods. The DSHEA also sets forth standards for adulteration of dietary supplements or ingredients thereof and establishes current food Good Manufacturing Practices ("cGMP") requirements for dietary supplements. It also provides detailed requirements for the labeling of dietary supplements, including nutrition and ingredient labeling. We currently believe that Spirulina Pacifica and BioAstin, marketed as dietary supplements, are exempt from FDA regulation of food additives.

        Our Spirulina manufacturing processes and our contract bottlers are required to adhere to cGMP as prescribed by the FDA. We believe that we are currently in compliance with all applicable cGMP and other food regulations. Compliance with relevant cGMP requirements can be onerous and time consuming, and there can be no assurance that Cyanotech can continue to meet relevant FDA manufacturing requirements for existing products or meet such requirements for any future products. Ongoing compliance with food cGMP and other applicable regulatory requirements are monitored through periodic inspections by state and federal agencies, including the FDA, the Hawaii Department of Health and comparable agencies in other countries. Our processing facility is also inspected annually for organic certification by Quality Assurance International and for Kosher certification by Organized Kashrus Laboratories. The use of Spirulina as a food additive for seasoning on salads or pasta or for other food uses has not been cleared by the FDA. However, the FDA has listed Spirulina in the category of Generally Recognized As Safe ("GRAS") dietary supplements. We currently market the product for these food uses on the basis of our belief that its use in these food applications is generally recognized as safe and therefore is not subject to FDA pre-market clearances as a food additive.

        Our natural astaxanthin product for the animal nutrition market, NatuRose, has received clearance for use as a feed and food color additive in Japan and Canada and has received organic registration for use in feed in New Zealand, but needs clearance for use as a feed color additive in the United States. We are actively pursuing clearance for use in the U.S. markets and are presently in process with a Color Additive Petition to the FDA. The FDA codified regulation has been written and approved with publication scheduled for the June 2000 Federal Register. Formal approval becomes effective 31 days after publication, provided there are no objections presented to the FDA. The process of obtaining clearances for a new color additive is expensive and time consuming. Extensive information is required on the toxicity of the additive, including carcinogenicity studies and other animal testing. No assurances can be given that any of our proposed products intended for use as feed additives will be approved on a timely basis for use in countries other than those mentioned above, if at all.

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

        For a description of ongoing patent litigation with one of our competitors in astaxanthin production, see Item 3, Legal Proceedings.

ASSOCIATES

        Cyanotech employed 59 associates as of March 31, 2000, of which 58 are full-time. Approximately 43 associates are involved in the harvesting and production process, 4 are involved in research and product development, and the remainder are involved in sales, administration and support. Management believes that its relations with its associates are good. We have not experienced difficulty in attracting personnel and none of our associates are represented by a labor union.

INDUSTRY SEGMENTS AND EXPORT SALES

        The Company has no assets outside of the United States. The Company's business consists of one industry segment and is grouped into six geographic areas: United States, Canada/South America, the Netherlands, Europe, excluding the Netherlands, China, and Asia/Pacific, excluding China. The following table (dollars in thousands) summarizes the product sales revenues from unaffiliated customers in each of the six geographic regions:


                                                    2000                        1999                        1998
                                         -----------------------     -----------------------     -----------------------

United States                              $ 3,992         54%        $  4,075         60%        $  4,297         56%
Canada/South America                           371          5%             426          6%             404          5%
The Netherlands                              1,715         23%             717         11%             496          7%
Europe, excluding the Netherlands              613          8%             498          7%             788         10%
China                                           73          1%              50          1%             358          5%
Asia/Pacific, excluding China                  634          9%             972         15%           1,284         17%
                                         -----------  ----------     -----------  ----------     -----------  ----------
Total Product Sales Revenues               $ 7,398        100%        $  6,738        100%        $  7,627        100%
                                         ===========  ==========     ===========  ==========     ===========  ==========

        The Company believes that its profit margin on export sales is not significantly different from that realized on sales in the United States. All foreign product sales transactions are consummated in U.S. dollars.

        For the years ended March 31, 2000 and 1999, the Company incurred net losses of $4,485,000 and $2,557,000, respectively. For the year ended March 31, 2000, the loss of $4,485,000 includes an asset impairment charge of $2,796,000 related to the Company's strategic decision to discontinue its joint venture negotiations with Norsk Hydro ASA. For specific details, see Note 3, "Equipment and Leasehold Improvements, Net" in the section entitled "Notes to Consolidated Financial Statements" appearing on pages 15 through 26 in the Company's 2000 Annual Report to Stockholders. If the effect of this asset impairment charge is omitted for comparison purposes, the Company incurred a net loss of $1,689,000 for fiscal year 2000, an improvement in results of 34% over the net loss of $2,557,000 recorded for fiscal 1999. This improvement in results is primarily attributable to increased sales of bulk Spirulina powder and tablets, decreased cost of product sales and decreased research and development expenses, offset by higher interest expense.

        During the third and fourth quarters of the fiscal year ended March 31, 2000, demand for the Company's products increased over what had been experienced during the prior six quarters. To meet this increased demand, the Company increased production levels and by December 1999, the Company was operating at full capacity. The increased demand contrasts to the fiscal years ended March 31, 1999 and 1998, when the Company experienced declining sales which can be attributed to increased competition for sales of Spirulina products in all of its major markets.

        The most significant decline in sales revenue occurred in fiscal 1998 and resulted from the loss of what was then our largest customer, a Hong Kong-based network marketing company. The major effect of the decrease in sales was a significant decrease in liquidity. Due to the significant decrease in sales and the decline in working capital, the Company took action to reduce expenditures and obtain additional sources of external financing while concurrently continuing to diversify its product offerings and explore opportunities for expanding the markets for its products. This plan is still in effect and management believes that the Company is beginning to benefit from this effort in the form of increased sales and reduced production costs. Sales for fiscal 2000 increased by approximately 10% over fiscal 1999 and the Company's overall gross profit increased by 54%. Management continues to concentrate its efforts on business development in order to further increase revenues and return the Company to profitability.

        The Company's improvement in results is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms of its current term loan agreement, to attain profitability, or a combination thereof. There can be no assurance that these efforts will be successful or that the Company will return to generating profit on either a quarterly or annual basis.

ITEM 2. PROPERTIES

        Cyanotech Corporation is located in Kailua-Kona, Hawaii, at the HOST Park and also rents 2,500 square feet of warehouse space in a light industrial area located approximately four miles from the HOST Park. The HOST Park facility consists of approximately 183 leased acres. Approximately 90 acres have been fully developed and contain production ponds, a processing facility, a laboratory, and administrative offices. All products are produced at this facility. The property is leased from the State of Hawaii under a 30-year commercial lease expiring in 2025.

        During 1997, we reached a preliminary agreement with the State of Hawaii to lease an additional 93 acres at the HOST Park, which increased the total acreage under lease to 183 acres. The State of Hawaii has agreed to allow the Company to lease this additional 93 acres on a year-to-year basis, until such time that the Company determines the need for a longer lease term. The construction work performed on this expansion acreage was the subject of the asset impairment charge of $2,796,000 recorded during fiscal 2000. Management has decided to continue to lease this parcel in anticipation of future expansion. Our current lease agreement is effective through December 31, 2000. Subject to available funds, we ultimately plan to use this new property to construct a larger astaxanthin production facility and additional culture ponds that would use the PhytoDome CCS technology. We believe that there is sufficient available land at the HOST Park to meet our currently planned future needs.

ITEM 3. LEGAL PROCEEDINGS

        On July 13, 1998, the Company filed a complaint (Case No. CV98-00600) in United States District Court for the District of Hawaii ("Court") against Aquasearch, Inc. ("Aquasearch"), seeking declaratory judgment of patent noninfringement, patent invalidity, and non-misappropriation of trade secrets relating to closed culture production of astaxanthin. The complaint was filed in response to assertions by Aquasearch, a competitor in the astaxanthin market, regarding its alleged intellectual property rights. Aquasearch has answered the complaint and filed counter claims alleging patent infringement, trade secret misappropriation, unfair competition and breach of contract. The Court later granted Cyanotech's motion to amend its complaint against Aquasearch to add claims of misappropriation of trade secrets regarding open pond technology, unfair competition and breach of contract.

On December 30, 1999, the Court denied Cyanotech's motion for summary judgment of non-infringement and patent invalidity as to Aquasearch's U.S. Patent No. 5,541,056 and granted Aquasearch's related motion that Cyanotech infringes its patent. The Court also granted Aquasearch's partial summary judgment motion finding that Cyanotech misappropriated Aquasearch trade secrets and committed a breach of contract. In response, Cyanotech filed a motion for reconsideration on January 14, 2000, with the Court. On March 3, 2000, United States District Court Judge Alan C. Kay denied Cyanotech's motion for reconsideration. Although the outcome of this litigation cannot be assured, management does not expect that damages, if any, against Cyanotech will have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of the stockholders during the fourth quarter of fiscal 2000.


PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The information required by this Item is incorporated by reference to the Section labeled "Market for Common Equity and Related Stockholder Matters" appearing on page 28 in the Company's 2000 Annual Report to Stockholders, attached as exhibit 13.

ITEM 6. SELECTED FINANCIAL DATA

        The information required by this Item is incorporated by reference to the Section labeled "Selected Financial Data" appearing on page 2 in the Company's 2000 Annual Report to Stockholders, attached as exhibit 13.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The information required by this Item is incorporated by reference to the Section labeled "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing on pages 4 through 10 in the Company's 2000 Annual Report to Stockholders, attached as exhibit 13.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We have not entered into any transactions using derivative financial instruments or derivative commodity instruments and believe that our exposure to market risk associated with other financial instruments is not material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The consolidated balance sheets of the Company and subsidiaries as of March 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended March 31, 2000, together with the accompanying notes and the related Independent Auditors' Report, all contained on pages 11 through 27 in the Company's 2000 Annual Report to Stockholders attached as exhibit 13, are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.


PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

(a)  IDENTIFICATION OF DIRECTORS

The  information  required by this Item is  incorporated  by reference  from the
Sections captioned "Proposal One: Election of Directors," "Certain Transactions," "Security Ownership of Certain Beneficial Owners and Management" and "Compliance with Section 16(a) of the Exchange Act" contained in Cyanotech's definitive 2000 Proxy Statement.

(b)  IDENTIFICATION OF EXECUTIVE OFFICERS
The executive officers of Cyanotech and their ages and positions as of March 31, 2000 are as follows:


                    Name                       Age                       Position
                    ----                       ---                       --------
Gerald R. Cysewski, Ph.D. .....................51       Chairman of the Board, President
                                                        and Chief Executive Officer
Glenn D. Jensen ...............................41       Vice President - Operations
Kelly J. Moorhead..............................44       Vice President - Sales and Marketing
Ronald P. Scott ...............................45       Executive Vice President - Finance and
                                                        Administration, Secretary, Treasurer

Dr. Cysewski co-founded Cyanotech in 1983 and has served as a director since that time. Since March 1990, Dr. Cysewski has served as President and Chief Executive Officer of Cyanotech and in October 1990 was also appointed to the position of Chairman of the Board. From 1988 to November 1990, he served as Vice Chairman and from 1983 to June, 1996, he served as Scientific Director of the Company. From 1980 to 1982, Dr. Cysewski was group leader of microalgae research and development at Battelle Northwest, a major contract research and development firm. From 1976 to 1980, Dr. Cysewski was an assistant professor in the Department of Chemical and Nuclear Engineering at the University of California, Santa Barbara, where he received a two-year grant from the National Science Foundation to develop a culture system for blue-green algae. Dr. Cysewski received his doctorate in Chemical Engineering from the University of California at Berkeley.

Mr. Jensen has served as Vice President - Operations since May 1993. He joined Cyanotech in 1984 as Process Manager and was promoted to Production Manager in 1991, in which position he served until his promotion to Vice President - Operations. Prior to joining Cyanotech, Mr. Jensen worked for three years as a plant engineer at a Spirulina production facility, Cal-Alga, near Fresno, California. Mr. Jensen holds a B.S. degree in Health Science from California State University, Fresno.

Mr. Moorhead has served as Vice President - Sales and Marketing since September 1999. From June, 1998 to September 1999, he served as Vice President of New Product Development. From October 1997 to June 1998, he served as Vice President
- Sales and Marketing of the Company and President of Nutrex, Inc. From August 1996 to October 1997 he served as Vice President - International Sales. From December 1991 to August 1996 he served as Vice President - Sales and Marketing and President of Nutrex, Inc. From August 1987 to December 1991, he served as Vice President - Production of the Company. Mr. Moorhead joined Cyanotech as Production Biologist in December 1984. Prior to joining Cyanotech, Mr. Moorhead worked at the Oceanic Institute in Honolulu, Hawaii where he conducted research on production of Spirulina from agricultural waste. Mr. Moorhead holds a B.S. degree in Aquatic Biology from the University of California, Santa Barbara.

Mr. Scott was appointed to the Board of Directors of the Company in November 1995, has served as Executive Vice President - Finance and Administration since August 1995, and has served as Secretary and Treasurer since 1990. From 1990 until August 1995, Mr. Scott served as Vice President - Finance and Administration. Prior to 1990, he was Assistant Controller for PRIAM Corporation, a manufacturer of Winchester disk drives and served in various accounting management positions with Measurex Corporation, a manufacturer of industrial process control systems. Mr. Scott holds a B.S. degree in Finance and Management from California State University, San Jose, and an M.B.A. degree from the University of Santa Clara.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from the section captioned "Executive Compensation and Other Information," "Director Remuneration" and "Stockholder Return Performance Graph" contained in Cyanotech's definitive 2000 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The  information  required by this Item is  incorporated  by reference  from the
section  captioned   "Security   Ownership  of  Certain  Beneficial  Owners  and
Management" contained in Cyanotech's definitive 2000 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  (1).  The  following   Consolidated   Financial   Statements  of  Cyanotech
Corporation and its subsidiaries are incorporated herein by reference pursuant to Item 8:

                                                                                        Page in 2000
                                                                                        Annual Report
                                                                                        To Stockholders

Independent Auditors' Report.....................................................................27
Consolidated Balance Sheets as of March 31, 2000 and 1999........................................11
Consolidated Statements of Operations for each of the years
     in the three-year period ended March 31, 2000...............................................12
Consolidated Statements of Stockholders' Equity for
     each of the years in the three-year period ended March 31, 2000.............................13
Consolidated Statements of Cash Flows for each of the years
     in the three-year period ended March 31, 2000...............................................14
Notes to Consolidated Financial Statements......................................................15-26

  (a) (2). The following financial statement schedule is included in this report on the pages indicated below:

Schedule II Valuation and Qualifying Accounts....................................................18
Independent Auditors' Report on Schedule.........................................................19

Schedules not listed above are omitted  because of the absence of the conditions under which they are required
or because the required information is included in the  consolidated   financial  statements  or  notes  thereto,
which  financial statements are incorporated by reference.

(a) (3).  Index to exhibits


EXHIBIT NUMBER          DOCUMENT DESCRIPTION

  3.1                   Restated Articles of Incorporation. (Incorporated by reference to Exhibit 3.1 to the
                        Company's Quarterly Report on Form 10-QSB for the quarter ended December 31,
                        1996, file no. 0-14602.)
  3.2                   Bylaws of the Registrant, as amended. (Incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-QSB for the quarter ended
                        December 31, 1995, file no. 0-14602.)
  4.1                   Specimen Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form SB-2 filed on February 28, 1996, file no. 333-00951.)
  4.2                   Terms of the Series C Preferred Stock as Revised 1991. (Incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, file no. 0-14602.)
  4.3                   Amendment to certification of designation of Series C Preferred Stock filed
                        February 4, 2000.
 10.1                   1985 Incentive Stock Option Plan dated March 18, 1985, as amended. (Incorporated by reference to Exhibit 4(d) to the Company's Registration Statement on Form S-8
                        filed on December 3, 1992, file no. 33-55310.)
 10.2                   Stockholders Agreement dated as of May 17, 1993. (Incorporated by reference to
                        Exhibit 10.8 to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1994, file no. 0-14602.)
 10.3                   1994 Non-Employee Directors Stock Option and Stock Grant Plan. (Incorporated
                        by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-KSB for
                        the fiscal year ended March 31, 1994, file no. 0-14602.)
 10.4                   1995 Stock Option Plan for Cyanotech Corporation dated August 9, 1995, as amended. (Incorporated by reference to Exhibit 4(c) to the Company's Registration
                        Statement on Form S-8 filed on October 27, 1995, file no. 33-63789.)
 10.5                   Sub-Lease Agreement between the Company and Natural Energy Laboratory of
                        Hawaii Authority dated December 29, 1995. (Incorporated by reference to
                        Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB for the quarter ended December 31, 1995, file no. 0-14602.)
 10.6                   Preferred Stock Conversion and Registration Rights Agreement by and between the
                        Company and Firemen's Insurance Company of Newark, New Jersey, dated as of
                        February 20, 1996.  (Incorporated by reference to Exhibit 10.16 to the Company's
                        Registration Statement on Form SB-2 as filed on February 28, 1996, file no. 333-
                        00951.)
 10.7                   Registration Rights Agreement by and between the Company and American
                        Cyanamid Company dated as of February 20, 1996.  (Incorporated by reference to
                        Exhibit 10.17 to the Company's Registration Statement on Form SB-2 as filed on
                        February 28, 1996, file no 333-00951.)
 10.8                   License Agreement between The Scripps Research Institute and the Company dated
                        April 14, 1998.  (Incorporated by reference to Exhibit 10.14 to the Company's
                        Annual Report on Form 10-K for the fiscal year ended March 31, 1998, file no. 0-
                        14602.)
 10.9                   Workout/suspension Agreement between the Company and Kiewit Pacific Co.
                        Dated March 30, 1998.  (Incorporated by reference to Exhibit 10.15 to the
                        Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998, file no. 0-14602.)
 10.10                  Security Agreement between the Company and Kiewit Pacific Co. dated January 1,
                        1998.  (Incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998, file no. 0-14602.)



 10.11                  Term Loan Agreement dated April 21,  2000  between the Company and B&I Lending, LLC.
                        Confidential portions of this exhibit have been omitted and filed separately with the
                        Commission.
 10.12                  Workout/suspension Agreement between the Company and Kiewit Pacific Co. dated
                        April 28, 2000.
 11.1                   Statement re: Computation of Earnings per Share.
 13                     2000 Annual Report to Stockholders (portions only).
 21.1                   Subsidiaries of the Company.
 23.1                   Accountants' Consent.
 27                     Financial Data Schedule.

(b)     REPORTS ON FORM 8-K

The Registrant did not file any reports on Form 8-K during the fourth quarter of the 2000 fiscal year.

No Annual Report to Stockholders or proxy material has been sent to Stockholders as of this date. Such report and proxy material will be furnished to Stockholders after the filing of this Form and copies of such materials will be furnished to the Commission when they are sent to Stockholders.

                                                  Schedule II
                                     Cyanotech Corporation and Subsidiaries
                                Valuation and Qualifying Accounts (in thousands)
                                   Years Ended March 31, 2000, 1999 and 1998

                Column A                        Column B                Column C                Column D        Column E

                                                                        Additions


                                                Balance at     Charged to      Charged to                       Balance at
                                                Beginning      Costs and       Other                            End of
              Description                       of Year        Expenses        Accounts         Deductions      Year
Allowance for Doubtful Receivables
2000                                            $     12               7              --              9         $      10
1999                                            $     10               5              --              3         $      12
1998                                            $     --              10              --             --         $      10

                    INDEPENDENT AUDITORS' REPORT ON SCHEDULE




The Board of Directors
Cyanotech Corporation:

Under date of May 5, 2000, we reported on the consolidated balance sheets of Cyanotech Corporation and subsidiaries as of March 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended March 31, 2000, as contained in the 2000 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year ended March 31, 2000. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in Item 14(a)(2). The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/  KPMG LLP
Honolulu, Hawaii
May 5, 2000

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23rd day of June, 2000.
                              CYANOTECH CORPORATION

                       By: /s/ Gerald R. Cysewski, Ph. D.
                           --------------------------------
                               Gerald R. Cysewski, Ph.D.
                                 Chairman of the Board,
                                 President and Chief
                                 Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


          SIGNATURES                                            TITLE                                DATE

/s/ Gerald R. Cysewski                          Chairman of the Board, President and               June 23, 2000
-----------------------------                   Chief Executive Officer  (Principal             --------------------
Gerald R. Cysewski, Ph.D.                       Executive Officer and Director)


/s/ Ronald P. Scott                             Executive Vice President - Finance and             June 23, 2000
-----------------------------                   Administration, Secretary and Treasurer         --------------------
Ronald P. Scott                                 (Principal Financial and Accounting
                                                Officer and Director)


/s/ Eric H. Reichl                              Director                                           June 23, 2000
-----------------------------                                                                   --------------------
Eric H. Reichl

/s/ John T. Waldron                             Director                                           June 23, 2000
-----------------------------                                                                   --------------------
John T. Waldron

/s/ Paul C. Yuen                                Director                                           June 23, 2000
-----------------------------                                                                   --------------------
Paul C. Yuen