Form 10-Q
period 2000-06-30
CYANOTECH CORP
filed 2000-08-14
CIK 768408

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                    For Quarterly Period Ended June 30, 2000

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


            Number of common shares outstanding as of July 31, 2000:

        Title of Class                                Shares Outstanding
        --------------                                ------------------
Common stock - $.005 par value stock                       15,837,297

                              CYANOTECH CORPORATION
                                    FORM 10-Q

                                      INDEX

PART I.   FINANCIAL INFORMATION


Item 1.  Financial Statements                                               Page
                                                                            ----

         Consolidated Balance Sheets (unaudited)
                  June 30, 2000 and March 31, 2000.............................3

         Consolidated Statements of Operations (unaudited)
                  Three month periods ended
                  June 30, 2000 and 1999.......................................4

         Consolidated Statements of Cash Flows (unaudited)
                  Three month periods ended
                  June 30, 2000 and 1999.......................................5


         Notes to Consolidated Financial Statements (unaudited)................6


Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations................................10


PART II.  OTHER INFORMATION

Item 1.         Legal Proceedings.............................................15

Item 6.         Exhibits and Reports on Form 8-K .............................15


SIGNATURES....................................................................16

PART I. FINANCIAL INFORMATION
     Item 1.   Financial Statements

                              CYANOTECH CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                   (Dollars in thousands except share amounts)
                                                                          June 30,       March 31,
                                                                            2000            2000
ASSETS                                                                  (Unaudited)       (Audited)
Current assets:                                                         -----------     -----------
     Cash and cash equivalents                                          $    2,070      $      405
     Accounts receivable, net                                                1,564           1,613
     Refundable income taxes                                                   162             154
     Inventories  (note 2)                                                   1,756           1,609
     Prepaid expenses                                                           59              50
                                                                        -----------     -----------
              Total current assets                                           5,611           3,831

Equipment and leasehold improvements, net (note 3)                          15,495          15,746
Restricted cash                                                                500              --
Other assets                                                                   668             112
                                                                        -----------     -----------
              Total assets                                              $   22,274      $   19,689
                                                                        ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current maturities of long-term debt                               $      213      $      186
     Accounts payable                                                          512           1,130
     Accrued expenses                                                          279             421
                                                                        -----------     -----------
              Total current liabilities                                      1,004           1,737

Long-term debt, excluding current maturities
     Term loan                                                               3,271           1,307
     Convertible debentures                                                  1,250              --
                                                                        -----------     -----------
             Total liabilities                                               5,525           3,044
                                                                        -----------     -----------
Stockholders' equity:
     Cumulative  preferred  stock,  Series  C, of  $.001
        par  value  (aggregate  involuntary  liquidation
        preference $1,855 ($5 per  share),  plus  unpaid
        cumulative  dividends).    Authorized  5,000,000
        shares; issued and outstanding 371,031 shares at
        June  30,  2000  and 471,031 shares at March 31,
        2000                                                                    --               1
     Common   Stock  of  $0.005  par  value,  authorized
        25,000,000   shares;   issued   and  outstanding
        15,087,297   shares   at   June   30,  2000  and
        14,582,297 shares at March 31, 1999                                     75              73

     Additional paid-in capital                                             24,499          24,374
     Accumulated deficit                                                    (7,825)         (7,803)
                                                                        -----------    ------------
                Total stockholders' equity                                  16,749          16,645
                                                                        -----------    ------------
                     Total liabilities and stockholders'
                        equity                                          $   22,274     $    19,689
                                                                        ===========    ============

          See accompanying notes to consolidated financial statements.

                              CYANOTECH CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                     Three Months Ended
                                                          June 30,
                                                ---------------------------
                                                    2000            1999
                                                -----------     -----------
NET SALES                                       $    2,166      $    1,599
COST OF PRODUCT SALES                                1,462           1,332
                                                -----------     -----------
                Gross Profit                           704             267

OPERATING EXPENSES
        Research and development                        74             166
        General and administrative                     325             387
        Sales and marketing                            259             193
                                                -----------     -----------
                Total operating expenses               658             746
                                                -----------     -----------
        Income (loss) from operations                   46            (479)
                                                -----------     -----------

OTHER INCOME (EXPENSE):
        Interest income                                 24               4
        Interest expense                               (98)            (55)
        Other income, net                                6               3
                                                -----------     -----------
                Total other expense                    (68)            (48)
                                                -----------     -----------
                Loss before income taxes               (22)           (527)
                Income taxes                            --              --
                                                -----------     -----------
NET LOSS                                        $      (22)     $     (527)
                                                ===========     ===========

NET LOSS PER COMMON SHARE
     Basic                                      $     0.00      $    (0.04)
     Diluted                                    $     0.00      $    (0.04)

SHARES USED IN CALCULATION OF:
     Basic                                          14,951          13,610
     Diluted                                        14,951          13,610

          See accompanying notes to consolidated financial statements.

                              CYANOTECH CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)
                                                                                      Three Months Ended
                                                                                           June 30,
                                                                                ----------------------------
                                                                                   2000              1999
                                                                                -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
          Net loss                                                              $      (22)     $     (527)
          Adjustments to reconcile net loss to net cash used in
          operating activities:
                    Depreciation and amortization                                      339             328
                    Amortization of debt issue costs                                    23              --
                    Net (increase) decrease in:
                            Accounts receivable                                         49            (104)
                            Inventories                                               (147)            181
                            Refundable income taxes                                     (8)             --
                            Prepaid expenses and other assets                           20              16
                    Net increase (decrease) in:
                            Accounts payable                                          (618)             93
                            Accrued expenses                                          (142)           (106)
                                                                                -----------     -----------
Net cash used in operating activities                                                 (506)           (119)
                                                                                -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
          Investment in equipment and leasehold improvements                           (87)            (62)
                                                                                -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
          Proceeds from issuance of term loan                                        3,500              --
          Proceeds from issuance of convertible debentures                           1,250              --
          Net proceeds from exercise of stock options                                    5              28
          Net proceeds from issuance of common stock                                    --              99
          Principal payments on long-term debt                                      (1,509)            (50)
          Debt issue costs                                                            (488)             --
          Restricted cash requirement                                                 (500)             --
          Repayment of borrowings on short-term revolving line of
          credit                                                                        --              63
          Principal payments on capital lease obligation                                --             (23)
                                                                                -----------     -----------
Net cash provided by (used in) financing activities                                  2,258              (9)
                                                                                -----------     -----------
Net increase (decrease) in cash and cash equivalents                                 1,665            (190)
Cash and cash equivalents at beginning of period                                       405             323
                                                                                -----------     -----------
Cash and cash equivalents at end of period                                      $    2,070      $      133
                                                                                ===========     ===========
Supplemental disclosure of non-cash financing activity
-issuance of warrants in connection with issuance of long-term
debt                                                                            $      121      $       --
                                                                                ===========     ===========

          See accompanying notes to consolidated financial statements.

                              CYANOTECH CORPORATION
                                    FORM 10-Q
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000
                                   (Unaudited)


1.      BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements and notes should be read in conjunction with the Company's consolidated financial statements contained in the Company's previously filed report on Form 10-K for the year ended March 31, 2000.

        The Company consolidates enterprises in which it has a controlling financial interest. The accompanying consolidated financial statements include the accounts of Cyanotech Corporation and its wholly-owned subsidiaries, Nutrex, Inc. and Cyanotech International FSC, Inc. All significant intercompany balances and transactions have been eliminated in consolidation. While the financial information furnished as of and for the three month period ended June 30, 2000 is unaudited, the statements in this report reflect all material items which, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the dates of the consolidated balance sheets. The operating results for the interim period presented are not necessarily indicative of the results that may be expected for the year ending March 31, 2001.

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

2.      INVENTORIES

        Inventories are stated at the lower of cost (which approximates first-in, first-out) or market and consist of the following (dollars in thousands):

                                        June 30, 2000           March 31, 2000
                                        --------------          --------------
                Raw materials           $           72          $           72
                Work in process                    227                     278
                Finished goods                   1,188                   1,060
                Supplies                           269                     199
                                        --------------          --------------
                                        $        1,756          $        1,609
                                        ==============          ==============

3.      EQUIPMENT AND LEASEHOLD IMPROVEMENTS

        Owned equipment and leasehold improvements are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives for furniture and fixtures and the shorter of the lease terms or estimated useful lives for leasehold improvements as follows:


        Equipment                                       3 to 10 years
        Leasehold improvements                         10 to 26 years
        Furniture and fixtures                                7 years

        Equipment and leasehold improvements consist of the following (dollars in thousands):


                                                                June 30, 2000     March 31, 2000
                                                                ---------------   ---------------
        Equipment                                               $        8,990    $        8,961
        Leasehold improvements                                          13,664            13,642
        Furniture and fixtures                                              83                83
                                                                ---------------    --------------
                                                                        22,737            22,686
        Less accumulated depreciation and amortization                  (7,722)           (7,383)
        Construction in-progress                                           480               443
                                                                ---------------    --------------
        Equipment and leasehold improvements, net               $       15,495     $      15,746
                                                                ===============    ==============

4.      SERIES C PREFERRED STOCK

        Series C preferred stock is convertible into common stock at the rate of one share of preferred stock for five shares of common stock through February 23, 2002, after which date the conversion feature is no longer applicable. Series C preferred stock has voting rights equal to the number of shares of common stock into which it is convertible and has a preference in liquidation over all other series of preferred stock of $5 per share plus any accumulated but unpaid dividends. Holders of Series C preferred stock are entitled to 8% cumulative annual dividends at the rate of $.40 per share; cumulative dividends in arrears as of June 30, 2000 amount to $1,636 ($4.41 per share). Upon conversion of Series C preferred stock, cumulative dividends in arrears on converted shares are no longer payable. The consent of Series C preferred stockholders is required to modify their present rights or sell all or substantially all of the Company's assets.

        In April 2000, 100,000 shares of Series C preferred stock was converted into 500,000 shares of common stock.

5.      EARNINGS (LOSS) PER SHARE

        For the three months ended June 30, 2000 and 1999, warrants and options to purchase Common Stock of the Company and convertible preferred stock were outstanding, but were not included in the computation of Diluted net loss per common share because the inclusion of these securities would have had an antidilutive effect on the net loss per common share. For the three months ended June 30, 2000, convertible debentures were outstanding, but were not included in the computation of Diluted net loss per common share because the inclusion of these instruments would have had an antidilutive effect on the net loss per common share. As of June 30, 2000, warrants and options to acquire 918,430 shares of the Company's common stock, preferred stock convertible into 1,855,155 shares of the Company's common stock and debentures convertible into 833,333 shares of the Company's common stock were outstanding. As of June 30, 1999, warrants and options to acquire 802,300 shares of the Company's common stock and preferred stock convertible into 2,975,155 shares of the Company's common stock were outstanding.

        Following is a reconciliation of the numerators and denominators of the Basic and Diluted EPS computations for the periods presented (in thousands except share data):

                                                          June 30,        June 30,
BASIC AND DILUTED EARNINGS (LOSS) PER SHARE                 2000            1999
                                                        -----------     -----------
Net loss                                                $      (22)     $     (527)
Less: Requirement for Preferred Stock dividends                (39)            (60)
                                                        -----------     -----------
Loss available to Common stockholders                   $      (61)     $     (587)
                                                        ===========     ===========
Weighted average Common Shares outstanding               14,951,363      13,610,241
                                                        ===========     ===========
Net loss per Common Share                               $     0.00      $    (0.04)
                                                        ===========     ===========

6.      RECENT ACCOUNTING PRONOUNCEMENTS

        ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date for FASB Statement No. 133, an Amendment of FASB Statement No. 133", which defers the effective date of SFAS No. 133 to be effective for all fiscal quarters of fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, An Amendment of FASB Statement No. 133," which addresses a limited number of issues causing implementation difficulties for certain entities that apply SFAS No. 133. The Company currently holds no derivative instruments, nor is it currently participating in hedging activities. Management does not expect adoption of SFAS No. 133, as amended by SFAS No. 138, will have a material effect on the Company's financial condition, results of operations or liquidity.

        ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION In March 2000, the FASB Issued FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an Interpretation of APB Opinion No. 25." FASB Interpretation No. 44 clarifies the application of APB Opinion No. 25 for certain issues involving employee stock compensation and is generally effective July 1, 2000. Adoption of FASB Interpretation No. 44 is not expected to have a material effect on the Company's financial condition, results of operations or liquidity.

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

RESULTS OF OPERATIONS

        The following table sets forth certain consolidated statement of operations data as a percentage of net sales for the periods indicated:

                                                          Three Months Ended
                                                                 June 30,
                                                         2000            1999
                                                        -------         -------
                Net Sales                               100.0 %         100.0 %
                Cost of product sales                    67.5            83.3
                                                        -------         -------
                        Gross profit                     32.5            16.7
                                                        -------         -------
                Operating expenses:
                        Research and development          3.4            10.4
                        General and administrative       15.0            24.2
                        Sales and marketing              12.0            12.1
                                                        -------         -------
                        Total operating expenses         30.4            46.7
                                                        -------         -------
                        Income (loss) from operations     2.1           (30.0)
                                                        -------         -------
                Other income (expense):
                        Interest income                   1.1             0.2
                        Interest expense                 (4.5)           (3.4)
                                                        -------         -------
                        Other income, net                 0.3             0.2
                                                        -------         -------
                        Total other expense              (3.1)           (3.0)
                                                        -------         -------
                        Loss before income taxes         (1.0)          (33.0)
                        Income taxes                       --              --
                                                        -------         -------
                Net Loss                                 (1.0)%         (33.0)%
                                                        =======         =======

FIRST QUARTER OF FISCAL 2001 COMPARED TO FIRST QUARTER OF FISCAL 2000

Net Sales

        Net sales for the three month period ended June 30, 2000 were $2,166,000, an increase of 35% from $1,599,000 recorded in the comparable period in fiscal 2000. This increase is primarily due to increased sales of bulk Spirulina powder, natural astaxanthin products and packaged Spirulina products, partially offset by decreased sales of bulk Spirulina tablets. The decrease in bulk Spirulina tablet sales was primarily due to lower sales to our largest customer, a European distributor of natural products. Sales to this customer, Spirulina International, B.V., accounted for 13 % and 26% of total net sales for the three month periods ended June 30, 2000 and 1999, respectively.

        International sales represented 48% and 53% of net sales for the three month periods ended June 30, 2000, and 1999, respectively. Although international sales decreased as a percent of total sales, international sales increased 21% for the three month period ended June 30, 2000 compared to the comparable period in fiscal 2000, due to increased total sales volume.

Gross Profit

        Gross profit represents net sales less the cost of goods sold, which includes the cost of materials, manufacturing overhead costs, direct labor expenses and depreciation and amortization. Gross profit increased to $704,000 for the three months ended June 30, 2000, an increase of 164% from $267,000 in the comparable period of fiscal 2000. Our gross profit margin increased to 33% for the three month period ended June 30, 2000, compared to 17% for the comparable period of fiscal 2000. This increase in gross profit from the prior year period is primarily attributable to improved margins on increased sales of natural astaxanthin products and packaged Spirulina consumer products.

Operating Expenses

        Operating expenses were $658,000 during the three month period ended June 30, 2000, a decrease of 12% from $746,000 in the comparable period of fiscal 2000. This decrease was primarily due to reduced research and development and general and administrative expenses, partially offset by increased sales and marketing costs.

        Research and Development. Research and development expenses amounted to $74,000 for the three month period ended June 30, 2000, a decrease of 55% from $166,000 for the comparable period of fiscal 2000. This decrease from the prior year was primarily due to reduced personnel expenditures, lower supply and material costs and reduced outside service and consulting expenses totaling approximately $90,000 in the aggregate, resulting from suspension of research work on the mosquitocide project and the Aldolase Catalytic Antibody 38C2 project during the third quarter of fiscal 2000.

        Sales and Marketing. Sales and marketing expenses amounted to $259,000 for the three month period ended June 30, 2000, an increase of 34% from $193,000 for the comparable period of fiscal 2000. This increase from the prior year is primarily due to increased expenditures for sales consulting services and increased advertising and promotion expenses totaling approximately $62,000 in the aggregate.

        General and Administrative. General and administrative expenses amounted to $325,000 for the three month period ended June 30, 2000, a decrease of 16% from $387,000 for the comparable period of fiscal 2000. This decrease from the prior year is primarily attributable to reduced legal fees, lower travel expenses and reduced outside services totaling approximately $72,000, offset in part by higher corporate administrative overhead amounting to approximately $16,000.

Other Income (Expense)

        Other expense amounted to $68,000 for the three month period ended June 30, 2000, an increase of 42% from $48,000 for the same period of fiscal 2000, primarily from an increase in interest expense on higher balances of outstanding debt and higher amortization of capitalized debt issue costs.

Income Taxes

        A provision for income taxes was not recorded in the three month periods ended June 30, 2000 and 1999, due to the Company's taxable loss position.

Net Loss

        The Company recorded a net loss of $22,000 for the first quarter of fiscal 2001, compared to the net loss of $527,000 for the comparable period of fiscal 2000. The improvement in results is primarily attributable to improved margins on increased sales of natural astaxanthin products and packaged Spirulina products and reduced operating expenses.

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

LIQUIDITY AND CAPITAL RESOURCES

        Our working capital at June 30, 2000 increased by $2,513,000 to $4,607,000 from $2,094,000 at March 31, 2000, primarily as a result of the convertible debenture and term loan transactions that were completed during the quarter ended June 30, 2000. Our cash and cash equivalents increased by $1,665,000 to $2,070,000 at June 30, 2000 and is primarily attributable to cash flows provided by financing activities of $2,258,000.

        Cash used in operating activities during the first three months of fiscal 2001 increased by $387,000 to $506,000 compared to cash used in operating activities of $119,000 in the comparable period of fiscal 2000. The primary use of cash flows in operating activities during the first three months of fiscal 2001 was to satisfy outstanding current liabilities.

        Cash used in investing activities (for capital expenditures) during the first three months of fiscal 2001 increased slightly to $87,000 compared to $62,000 for the comparable period of fiscal 2000.

        Cash provided by financing activities during the first three months of fiscal 2001 amounted to $2,258,000, compared to cash used in financing activities of $9,000 for the comparable period of fiscal 2000. The primary sources of cash flows in financing activities during the first quarter of fiscal 2001 were proceeds from completion of a new term loan agreement of $3,500,000 and proceeds from issuance of convertible debentures of $1,250,000, offset in part by repayment of long-term debt of $1,509,000, debt issuance costs of $488,000 paid in connection with obtaining the term loan and issuing the convertible debentures and the deposit of $500,000 in an interest-bearing restricted cash account as required by the term loan agreement.

Term Loan Agreement

        On  April 21, 2000,  the Company  executed a Term Loan  Agreement  (Term
Loan) with a lender which provided for up to $3.5 million in credit facilities, secured by substantially all the assets of the Company. The Term Loan has a maturity date of May 1, 2010 and is payable in 120 equal monthly principal and interest payments of approximately $48,000, commencing June 1, 2000. The interest rate under this Term Loan, in the absence of a default under the agreement, is the prime rate, as defined, in effect as of the close of business on the first day of each calendar quarter, plus 1% (at April 21, 2000, the prime rate was 9.5%, at June 30, 2000, the prime rate was 10%). Interest is calculated on the unpaid balance of principal based on a normal amortization schedule commencing May 1, 2000. $500,000 of the loan proceeds have been deposited in an interest-bearing restricted cash account per the terms of the loan.

        A warrant to purchase 20,000 shares of the Company's common stock was issued in conjunction with this Term Loan agreement. The warrant expires in April 2011 and has an exercise price of $2.55 per share. The warrant may only be exercised after the Company has repaid the Term Loan in full.

        On April 26, 2000, approximately $1,593,000 of the $3.5 million proceeds from this Term Loan was used to repay the balance outstanding, including interest and related fees, under the Loan and Security Agreement of July 1998.

Convertible Debentures

        On May 2, 2000, the Company completed a private placement of $1,250,000 principal amount 6% convertible subordinated debentures due April 30, 2002. This transaction provided net proceeds to the Company of approximately $1.1 million. Interest on these debentures is payable quarterly, in arrears, on April 1, July 1, October 1, and January 2 in each year commencing on July 1, 2000, at a rate of 6% per annum. The debentures are convertible into shares of common stock of the Company at a conversion price equal to $1.50 per share, the market price of the Company's common stock at the date of issuance. Warrants to purchase 83,334 shares of the Company's common stock were issued to the placement agent of the debentures, exercisable for five years from the issue date, at $1.80 per share.

        The Company believes that working capital provided by its Term Loan Agreement, convertible debentures and estimated cash flows from operations will be sufficient to sustain operations for fiscal 2001.

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

        The Company continues to experience efficiencies from the downsizing and asset management program initiated during the fourth quarter of fiscal 1999. Gross margin on sales of astaxanthin products continues to improve due primarily to production efficiencies resulting from the optimization program begun in April 1999. Increased demand for Spirulina products and natural astaxanthin products for animal and human markets continues to result in year-to-year sales growth.

        During the three months ended June 30, 2000, the Company continued its aquaculture industry sales efforts for NatuRose(R) natural astaxanthin into Chile and Japan. We believe that our efforts in both of these markets may lead to increased sales of NatuRose in future periods.

        Our natural astaxanthin product for the human nutrition market, BioAstin(TM), was introduced in January 2000. The potential market for human astaxanthin products is estimated to exceed $1.5 billion annually. Increased sales of BioAstin during the first quarter of this fiscal year contributed to the improvement in results compared to the results of the first quarter of the prior fiscal year. The Company has filed patent applications for the use of natural astaxanthin in the treatment of fever blisters (cold sores) and canker sores, carpal tunnel syndrome, ultraviolet (UV) radiation (sunburn) sensitivity, and relief of muscle soreness. Patent filings contribute to our business goal of developing proprietary positions for our present and future products and support our strategic plan. Our strategy is to combine the results of clinical trials with patent protection and to develop strategic alliances with companies that target the specific areas of our product application. During the last month of fiscal 2000, we initiated a clinical trial for the effects of BioAstin on carpal tunnel syndrome and have plans for other clinical trials on ultraviolet radiation and muscle soreness. We will be monitoring the results of these studies closely to uncover potential uses of BioAstin for other applications. Cyanotech's strategy has been, and continues to be, to produce higher value natural products from microalgae.

        The Company's future results of operations and the other forward-looking statements contained in this Outlook, in particular the statements regarding revenues, gross margin, research and development, and capital spending, involve a number of risks and uncertainties. In addition to the factors discussed above that could cause actual results to differ materially are the following: business conditions and growth in the natural products industry and in the general economy; changes in customer order patterns, and changes in demand for natural products in general; changes in weather conditions; competitive factors, such as competing Spirulina producers increasing their production capacity and their impact on world market prices for Spirulina; government actions; shortage of manufacturing capacity; and other factors beyond our control.

        Cyanotech believes that it has the product offerings, facilities, personnel, and competitive and financial resources for continued business success, but future revenues, costs, margins and profits are all influenced by a number of factors, as discussed above, all of which are inherently difficult to forecast.



PART II.        OTHER INFORMATION

Item 1.         Legal Proceedings.

        On July 13, 1998, the Company filed a complaint (Case No. CV98-00600) in United States District Court for the District of Hawaii (Court) against Aquasearch, Inc. (Aquasearch), seeking declaratory judgement of patent noninfringement, patent invalidity, and non-misappropriation of trade secrets relating to closed culture production of astaxanthin. The complaint was filed in response to assertions by Aquasearch, a competitor in the astaxanthin market, regarding its alleged intellectual property rights. Aquasearch has answered the complaint and filed counter claims alleging patent infringement, trade secret misappropriation, unfair competition and breach of contract. The Court later granted Cyanotech's motion to amend its complaint against Aquasearch to add claims of misappropriation of trade secrets regarding open pond technology, unfair competition and breach of contract.

On December 30, 1999, the Court denied Cyanotech's motion for summary judgment of non-infringement and patent invalidity as to Aquasearch's U.S. Patent No. 5,541,056 and granted Aquasearch's partial summary judgment motion finding that Cyanotech infringes its patent. The Court also granted Aquasearch's partial summary judgment motion finding that Cyanotech misappropriated Aquasearch trade secrets and committed a breach of contract. In response, Cyanotech filed a motion for reconsideration on January 14, 2000, with the Court. On March 3, 2000, United States District Court Judge Alan C. Kay denied Cyanotech's motion for reconsideration. Although the resolution of this matter is uncertain, management does not expect that damages, if any, against Cyanotech will have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.


Item 6.         Exhibits and Reports on Form 8-K

                (a)     The following exhibits are furnished with this report:

                        Exhibit 27.1 - Financial Data Schedule

                (b)     Reports on Form 8-K

                        No reports on Form 8-K were filed during the quarter ended June 30, 2000.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  CYANOTECH CORPORATION (Registrant)



    August 11, 2000               By: /s/  Gerald R. Cysewski
--------------------------            -----------------------------
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