Form 10-Q
period 2000-09-30
CYANOTECH CORP
filed 2000-11-13
CIK 768408

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For Quarterly Period Ended September 30, 2000

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


          Number of common shares outstanding as of October 31, 2000:

          Title of Class                                   Shares Outstanding
          --------------                                   ------------------
     Common stock - $.005 par value stock                       16,343,872

                             CYANOTECH CORPORATION
                                    FORM 10-Q

                                      INDEX

PART I.   FINANCIAL INFORMATION
-------------------------------

Item 1.  Financial Statements                                               Page
                                                                            ----

         Consolidated Balance Sheets (unaudited)
                September  30, 2000 and March 31, 2000 . . . . . . . . . . . . 3

         Consolidated Statements of Operations (unaudited)
                Three and six month periods ended
                September  30, 2000 and 1999 . . . . . . . . . . . . . . . . . 4

         Consolidated Statements of Cash Flows (unaudited)
                Six month periods ended
                September  30, 2000 and 1999 . . . . . . . . . . . . . . . . . 5

         Notes to Consolidated Financial Statements (unaudited). . . . . . . . 6

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations. . . . . . . . . . . . . . . . 10


PART II.  OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . 17

Item 4.  Submission of Matters to a Vote of Security Holders . . . . . . . . .17

Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . .18



SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .19
----------

PART I. FINANCIAL INFORMATION
    Item 1.   Financial Statements

                              CYANOTECH CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except share amounts)
                                                                        September 30,            March 31,
                                                                             2000                  2000
                                                                         (Unaudited)             (Audited)
ASSETS                                                                  -------------           ------------

Current assets:
        Cash and cash equivalents                                       $      1,901            $       405
        Accounts receivable, net                                               1,878                  1,613
        Refundable income taxes                                                  178                    154
        Inventories (note 2)                                                   2,003                  1,609
        Prepaid expenses                                                          58                     50
                                                                        -------------           ------------
                Total current assets                                           6,018                  3,831

Equipment and leasehold improvements, net (note 3)                            15,253                 15,746
Other assets                                                                   1,162                    112
                                                                        -------------           ------------
                Total assets                                            $     22,433            $    19,689
                                                                        =============           ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
        Current maturities of long-term debt                            $        215            $       186
        Accounts payable                                                         733                  1,130
        Accrued Expenses                                                         293                    421
                                                                        -------------           ------------
                Total current liabilities                                      1,241                  1,737

Long-term debt, excluding current maturities:
        Term loan                                                              3,219                  1,307
        Convertible debentures                                                 1,250                     --
                                                                        -------------           ------------
                Total liabilities                                              5,710                  3,044
                                                                        -------------           ------------

Stockholders' equity:
        Cumulative preferred stock, Series C, of $.001 par value
        (aggregate involuntary liquidation preference $1,105 ($5 per share), plus unpaid cumulative dividends).  Authorized
        5,000,000 shares; issued and utstanding 221,031 shares at
        September 30, 2000 and 471,031 shares at March 31, 2000.                  --                      1

        Common Stock of $0.05 par value, authorized 25,000,000
        shares; issued and outstanding 15,843,872 shares at September
        30, 2000 and 14,582,297 shares at March 31, 2000                          79                     73
        Additional paid-in capital                                            24,509                 24,374
        Accumulated deficit                                                   (7,865)                (7,803)
                                                                        -------------           ------------
                Total stockholders' equity                                    16,723                 16,645
                                                                        -------------           ------------

                        Total liabilities and stockholders' equity      $     22,433            $    19,689
                                                                        =============           ============

          See accompanying notes to consolidated financial statements.

                              CYANOTECH CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)




                                                             Three Months Ended                       Six Months Ended
                                                                 September 30,                          September 30,

                                                             2000            1999                   2000             1999
                                                        -------------   -------------           -------------   -------------
NET SALES                                               $      2,360    $      1,496            $      4,526    $      3,095
COST OF PRODUCT SALES                                          1,566           1,370                   3,028           2,702
                                                        -------------   -------------           -------------   -------------
                Gross Profit                                     794             126                   1,498             393
                                                        -------------   -------------           -------------   -------------

OPERATING EXPENSES:
        Research and development                                  66             156                     140             322
        General and administrative                               379             337                     704             724
        Sales and marketing                                      270             192                     529             385
                                                        -------------   -------------           -------------   -------------
                Total operating expenses                         715             685                   1,373           1,431
                                                        -------------   -------------           -------------   -------------
        Income (loss) from operations                             79            (559)                    125          (1,038)
                                                        -------------   -------------           -------------   -------------

OTHER INCOME (EXPENSE):
        Interest income                                           36               1                      60               5
        Interest expense                                        (167)            (51)                   (265)           (106)
        Other income, net                                         12              --                      18               3
                                                        -------------   -------------           -------------   -------------
                Total other expense                             (119)            (50)                   (187)            (98)
                                                        -------------   -------------           -------------   -------------

                Loss before income taxes                         (40)           (609)                    (62)         (1,136)
                Income taxes                                      --              --                      --              --
                                                        -------------   -------------           -------------   -------------
NET LOSS                                                $        (40)   $       (609)           $        (62)   $     (1,136)
                                                        =============   =============           =============   =============

NET LOSS PER COMMON SHARE
  Basic and Diluted                                     $      (0.00)   $      (0.05)           $      (0.01)   $      (0.09)

SHARES USED IN CALCULATION OF:
  Basic and Diluted                                           15,644          13,744                  15,300          13,678

          See accompanying notes to consolidated financial statements.

                              CYANOTECH CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                                              Six Months Ended
                                                                                                September 30,
                                                                                        2000                   1999
                                                                               --------------------    -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net loss                                                                $              (62)     $          (1,136)
        Adjustments to reconcile  net loss to net cash provided by
        (used in) operating activities:
                Depreciation and amortization                                                  663                    656
                Amortization of debt issue costs                                                71                     19
                Issuance of stock in exchange for services                                      10                     31
                Net (increase) decrease in:
                        Accounts receivable                                                   (265)                   165
                        Refundable income taxes                                                (24)                   116
                        Inventories                                                           (394)                   361
                        Prepaid expenses and other assets                                      (15)                    32
                Net increase (decrease) in:
                        Accounts payable                                                      (397)                   (11)
                        Deferred revenue                                                        --                     30
                        Accrued expenses                                                      (128)                   (49)
                                                                               --------------------    -------------------
Net cash provided by (used in) operating activities                                           (541)                   214
                                                                               --------------------    -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Investment in equipment and leasehold improvements                                    (170)                  (173)
                                                                               --------------------    -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from issuance of term loan debt                                             3,500                     --
        Proceeds from issuance of convertible debentures                                     1,250                     --
        Net proceeds from exercise of warrants and options                                       9                     16
        Net proceeds from issuance of common stock                                              --                     98
        Principal payments on long-term debt                                                (1,559)                  (138)
        Debt issue costs                                                                      (493)                    --
        Restricted cash deposit                                                               (500)                    --
        Borrowings (repayment) on short-term revolving line of
            credit, net                                                                         --                    (52)
        Principal payments on capital lease obligations                                         --                    (67)
                                                                               --------------------    -------------------
Net cash provided by (used in) financing activities                                          2,207                   (143)
                                                                               --------------------    -------------------
Net increase (decrease) in cash and cash equivalents                                         1,496                   (102)
Cash and cash equivalents at beginning of period                                               405                    323
                                                                               --------------------    -------------------
Cash and cash equivalents at end of period                                     $             1,901     $              221
                                                                               ====================    ===================
Supplemental disclosure of non-cash financing activity - issuance
        of warrants in connection with issuance of long-term debt              $               121     $               --
                                                                               ====================    ===================

          See accompanying notes to consolidated financial statements.

                              CYANOTECH CORPORATION
                                    FORM 10-Q
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000
                                   (Unaudited)

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

        The Company consolidates enterprises in which it has a controlling financial interest. The accompanying consolidated financial statements include the accounts of Cyanotech Corporation and its wholly-owned subsidiary, Nutrex, Inc. All significant intercompany balances and transactions have been eliminated in consolidation. While the financial information furnished for the three and six month periods ended September 30, 2000 is unaudited, the statements in this report reflect all material items which, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the dates of the consolidated balance sheets. The operating results for the interim period presented are not necessarily indicative of the results that may be expected for the year ending March 31, 2001.

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


2.      INVENTORIES

        Inventories are stated at the lower of cost (which approximates first-in, first-out) or market and consist of the following (dollars in thousands):

                                  September 30, 2000        March 31, 2000
                                ---------------------    -------------------
        Raw materials           $                 129    $                72
        Work in process                           270                    278
        Finished goods                          1,378                  1,060
        Supplies                                  226                    199
                                ---------------------    -------------------
                                $               2,003    $             1,609
                                =====================    ===================

3.      EQUIPMENT AND LEASEHOLD IMPROVEMENTS

        Owned equipment and leasehold improvements are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives for furniture and fixtures and the shorter of the lease terms or estimated useful lives for leasehold improvements as follows:

        Equipment                                                 3 to 10 years
        Leasehold impovements                                    10 to 26 years
        Furniture and fixtures                                          7 years


        Equipment and leasehold improvements consist of the following (dollars in thousands):

                                                                September 30, 2000                 March 31, 2000
                                                               --------------------             --------------------
        Equipment                                              $             9,037              $             8,961
        Leasehold improvements                                              13,719                           13,642
        Furniture and fixtures                                                  83                               83
                                                               --------------------             --------------------
                                                                            22,839                           22,686
        Less accumulated depreciation and amortization                      (8,046)                          (7,383)
        Construction in-progress                                               460                              443
                                                               --------------------             --------------------
        Equipment and leasehold improvements, net              $            15,253              $            15,746
                                                               ====================             ====================


4.      SERIES C PREFERRED STOCK

        Series C preferred stock is convertible into common stock at the rate of one share of preferred stock for five shares of common stock through February 23, 2002, after which date the conversion feature is no longer applicable. Series C preferred stock has voting rights equal to the number of shares of common stock into which it is convertible and has a preference in liquidation over all other series of preferred stock of $5 per share plus any accumulated but unpaid dividends. Holders of Series C preferred stock are entitled to 8% cumulative annual dividends at the rate of $.40 per share; cumulative dividends in arrears as of September 30, 2000 amount to $997 ($4.51 per share). Upon conversion of Series C preferred stock, cumulative dividends in arrears on converted shares are no longer payable. The consent of Series C preferred stockholders is required to modify their present rights or sell all or substantially all of the Company's assets.

        In October, 2000, 100,000 shares of Series C preferred stock were converted into 500,000 shares of common stock.

5.      EARNINGS (LOSS) PER SHARE

        For the three and six months ended September 30, 2000 and 1999, warrants and options to purchase Common Stock shares of the Company and convertible preferred stock were outstanding, but were not included in the computation of Diluted net loss per common share because the inclusion of these securities would have had an antidilutive effect on the net loss per common share. For the three and six months ended September 30, 2000, convertible debentures were outstanding, but were not included in the computation of diluted net loss per common share because the inclusion of these instruments would have had an antidilutive effect on the net loss per common share. As of September 30, 2000, warrants and options to acquire 1,054,130 shares of the Company's common stock, preferred stock convertible into 1,105,155 shares of the Company's common stock and debentures convertible into 833,333 shares of the Company's common stock were outstanding. As of September 30, 1999, warrants and options to acquire 784,700 shares of the Company's common stock and preferred stock convertible into 2,975,155 shares of the Company's common stock were outstanding.

        Following is a reconciliation of the numerators and denominators of the Basic and Diluted EPS computations for the periods presented (in thousands except share data):

                                                               Three Months Ended                  Six Months Ended
BASIC AND DILUTED EARNINGS (LOSS) PER SHARE                       September 30,                      September 30,
                                                              2000             1999              2000             1999
                                                         --------------   --------------    --------------   --------------
Net loss                                                 $        (40)    $       (609)     $         (62)   $     (1,136)
Less: Requirement for Preferred Stock dividends                   (27)             (59)               (66)           (119)
                                                         --------------   --------------    ---------------  --------------
Loss to Common stockholders                              $        (67)    $       (668)     $        (128)   $     (1,255)
                                                         ==============   ==============    ===============  ==============
Weighted average Common Shares outstanding                  15,643,880       13,743,993         15,300,396      13,677,826
                                                         ==============   ==============    ===============  ==============
Net Loss per Common Share                                $      (0.00)    $      (0.05)     $       (0.01)   $      (0.09)
                                                         ==============   ==============    ===============  ==============

6.      RECENT ACCOUNTING PRONOUNCEMENTS

        ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date for FASB Statement No. 133, an Amendment of FASB Statement No. 133", which defers the effective date of SFAS No. 133 to be effective for all fiscal quarters of fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, An Amendment of FASB Statement No. 133," which addresses a limited number of issues causing implementation difficulties for certain entities that apply SFAS No. 133. The Company currently holds no derivative instruments, nor is it currently participating in hedging activities. Management does not expect adoption of SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, will have a material effect on the Company's financial condition, results of operations or liquidity.

        ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION. In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an Interpretation of APB Opinion No. 25." FASB Interpretation No. 44 clarifies the application of APB Opinion No. 25 for certain issues involving employee stock compensation and is generally effective July 1, 2000. The Company adopted the provisions of FASB Interpretation No. 44 effective July 1, 2000. Adoption of FASB Interpretation No. 44 did not have a material effect on the Company's financial condition, results of operations or liquidity.


7.      CONTINGENCIES

        On July 13, 1998, the Company filed a complaint, (Case No. CV98-00600) in United States District Court for the District of Hawaii (Court) against Aquasearch, Inc. (Aquasearch), seeking declaratory judgement of patent noninfringement, patent invalidity and non-misappropriation of trade secrets relating to closed culture production of astaxanthin. The complaint was filed in response to assertions by Aquasearch regarding its alleged intellectual property rights. Aquasearch has answered the complaint and filed counter claims alleging patent infringement, trade secret misappropriation, unfair competition and breach of contract. The Court later granted Cyanotech's motion to amend its complaint against Aquasearch to add claims of misappropriation of trade secrets regarding open pond technology, unfair competition and breach of contract.

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

        On August 29, 2000, Cyanotech filed a motion for partial summary judgment for the invalidity of the Aquasearch patent No. 5,541,056, based on prior art. This motion is scheduled to be heard on December 4, 2000. Although the resolution of this matter is uncertain, management does not expect that damages, if any, against Cyanotech will have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

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

RESULTS OF OPERATIONS

        The following table sets forth certain consolidated statement of operations data as a percentage of net sales for the periods indicated:

                                                            Three Months Ended                  Six Months Ended
                                                               September 30,                       September 30,
                                                            2000          1999                 2000           1999
                                                        -----------    -----------         -----------    -----------
        Net Sales                                           100.0 %        100.0 %             100.0 %         100.0 %
        Cost of product sales                                66.4           91.6                66.9            87.3
                                                        -----------    -----------         -----------     -----------
                Gross profit                                 33.6            8.4                33.1            12.7
                                                        -----------    -----------         -----------     -----------

        Operating expenses:
                Research and development                      2.8           10.4                 3.1            10.4
                General and administrative                   16.1           22.5                15.5            23.4
                Sales and marketing                          11.4           12.9                11.7            12.4
                                                        -----------    -----------         -----------     -----------
                Total operating expenses                     30.3           45.8                30.3            46.2
                                                        -----------    -----------         -----------     -----------

                Income (loss) from operations                 3.3          (37.4)                2.8           (33.5)
                                                        -----------    -----------         -----------     -----------

        Other income (expense):
                Interest income                               1.5            0.1                 1.3             0.2
                Interest expense                             (7.0)          (3.4)               (5.8)           (3.4)
                Other income, net                             0.5             --                 0.4             0.1
                                                        -----------    -----------         -----------     -----------

                Total other expense                          (5.0)          (3.3)               (4.1)           (3.1)
                                                        -----------    -----------         -----------     -----------

                Loss before income taxes                     (1.7)         (40.7)               (1.3)          (36.7)

        Income taxes                                           --             --                  --              --
                                                        -----------    -----------         -----------     -----------
        Net Loss                                             (1.7)%        (40.7)%              (1.3)%         (36.7)%
                                                        ===========    ===========         ===========     ===========

SECOND QUARTER OF FISCAL 2001 COMPARED TO SECOND QUARTER OF FISCAL 2000

Net Sales

         Net sales for the three month period ended September 30, 2000 were $2,360,000, an increase of 58% from $1,496,000 in the comparable period of fiscal 2000. This increase is primarily due to higher sales of bulk Spirulina Pacifica(R) tablets and greater sales of both NatuRose(R) and BioAstin(TM) natural astaxanthin products, offset in part by lower sales of bulk Spirulina Pacifica powder.

         International sales represented 63% and 45% of total net sales for the three month periods ended September 30, 2000 and 1999, respectively. This increase was primarily due to increased bulk sales of Spirulina Pacifica tablets to our largest customer, a European distributor of natural products. Sales to this customer, Spirulina International, B. V. (Spirulina International), accounted for 41% and 15% of total net sales for the three month periods ended September 30, 2000 and 1999, respectively.

Gross Profit

         Gross profit represents net sales less the cost of goods sold, which includes the cost of materials, manufacturing overhead costs, direct labor expenses and depreciation and amortization. Gross profit increased to $794,000 for the three month period ended September 30, 2000, an increase of 530% from $126,000 in the comparable period of fiscal 2000. Our gross profit margin increased to 34% for the three month period ended September 30, 2000, compared to 8% for the comparable period of fiscal 2000. This increase in gross profit margin from the prior year period is primarily attributable to higher sales of bulk Spirulina Pacifica tablets and greater sales of NatuRose and BioAstin natural astaxanthin products and decreased Spirulina and astaxanthin production costs resulting from operating at full production capacity.

Operating Expenses

         Operating expenses were $715,000 during the three month period ended September 30, 2000, an increase of 4% from $685,000 in the comparable period of fiscal 2000. This increase was primarily due to increased expenditures for Sales and Marketing and General and Administrative expenses.

         Research and Development. Research and development expenses amounted to $66,000 for the three month period ended September 30, 2000, a decrease of 58% from $156,000 for the comparable period of fiscal 2000. This decrease from the prior year was due to reduced personnel expenditures, lower supply and material costs and reduced outside service and consulting expenses, resulting from suspension of research work on the mosquitocide project and the Aldolase Catalytic Antibody 38C2 project during the third quarter of fiscal 2000.

         General and Administrative. General and administrative expenses amounted to $379,000 for the three months ended September 30, 2000, an increase of 12% from $337,000 for the comparable period of fiscal 2000. This increase from the prior year is primarily due to higher legal and stockholder relations expenses.

         Sales and Marketing. Sales and marketing expenses amounted to $270,000 for the three month period ended September 30, 2000, an increase of 41% from $192,000 for the comparable period of fiscal 2000. This increase from the prior year is primarily due to higher trade show, travel and consulting service costs.

Other Income (Expense)

         Other expense amounted to $119,000 for the three month period ended September 30, 2000, an increase of 138% from $50,000 for the same period of fiscal 2000, primarily from an increase in interest expense on higher balances of outstanding debt and higher amortization of capitalized debt issuance costs, offset in part by higher interest income.

Income Taxes

         No provision for income taxes was recorded for the three month periods ended September 30, 2000 and 1999, due to the Company's taxable loss position.

Net Loss

         The Company recorded a net loss of $40,000 for the three months ended September 30, 2000, compared to the net loss of $609,000 for the comparable period of fiscal 2000. The improvement in results is primarily attributable to improved margins on increased sales of bulk Spirulina Pacifica tablets and both natural astaxanthin products.


SIX MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 1999

Net Sales

         Net sales for the six month period ended September 30, 2000 were $4,526,000, an increase of 46% from $3,095,000 in the comparable period of fiscal 2000. This increase is primarily due to increased sales in all categories of products.

         International sales represented 55% and 48% of total net sales for the six month periods ended September 30, 2000 and 1999, respectively.

Gross Profit

         Gross profit increased 281% to $1,498,000 for the six month period ended September 30, 2000, from $393,000 in the comparable period of fiscal 2000. Our gross profit margin increased to 33% for the six month period ended September 30, 2000, compared to 13% for the comparable period of fiscal 2000. This increase in gross profit margin from the prior year period is primarily attributable to greater sales of higher margin bulk Spirulina Pacifica tablets and decreased production costs resulting from operating at more optimal production levels.

Operating Expenses

         Operating expenses were $1,373,000 during the six month period ended September 30, 2000, a decrease of 4% from $1,431,000 in the comparable period of fiscal 2000. This decrease was primarily due to decreased research and development expenses, offset in part by increased sales and marketing expenses.

         Research and Development. Research and development expenses amounted to $140,000 for the six month period ended September 30, 2000, a decrease of 57% from $322,000 for the comparable period of fiscal 2000. This decrease from the prior year was primarily due to reduced personnel expenditures, lower supply and material costs and reduced outside service expenses resulting from suspension of research work on the mosquitocide project and the Aldolase Catalytic Antibody 38C2 project during the third quarter of fiscal 2000.

         Sales and Marketing. Sales and marketing expenses amounted to $529,000 for the six month period ended September 30, 2000, an increase of 37% from $385,000 for the comparable period of fiscal 2000. This increase from the prior year is due to increased sales consulting services, advertising and promotion expenses and sales commissions.

Other Income (Expense)

         Other expense amounted to $187,000 for the six month period ended September 30, 2000, an increase of 91% from $98,000 for the same period of fiscal 2000, primarily from an increase in interest expense on higher balances of outstanding debt and higher amortization of capitalized debt issue costs, offset in part by higher interest income.

Income Taxes

         No provision for income taxes was recorded for the six month periods ended September 30, 2000 and 1999 due to the Company's taxable loss position.

Net Loss

         The Company recorded a net loss of $62,000 for the six months ended September 30, 2000, compared to a net loss of $1,136,000 for the comparable period of fiscal 2000. This improvement in results is primarily attributable to improved margins on increased sales of bulk Spirulina Pacifica products and natural astaxanthin products and, to a lesser degree, packaged consumer products.


VARIABILITY OF RESULTS

         The Company has experienced significant quarterly fluctuations in operating results and anticipates that these fluctuations may continue in future periods. Future operating results may fluctuate as a result of changes in sales levels to our largest customers, new product introductions, production difficulties, weather patterns, the mix between sales of bulk products and packaged consumer products, start-up costs associated with new facilities, expansion into new markets, sales promotions, competition, increased energy costs, foreign exchange fluctuations, the announcement or introduction of new products by competitors, changes in our customer mix, overall trends in the market for our products, government regulations and other factors beyond our control. While a significant portion of our expense levels are relatively fixed, and the timing of increases in expense levels is based in large part on forecasts of future sales, if net sales are below expectations in any given period, the adverse impact on results of operations may be magnified by our inability to adjust spending quickly enough to compensate for the sales shortfall. We may also choose to reduce prices or increase spending in response to market conditions, which may have a material adverse effect on financial condition and results of operations.

LIQUIDITY AND CAPITAL RESOURCES

         Our working capital for the six month period ended September 30, 2000 increased by $2,683,000 to $4,777,000 from $2,094,000 at March 31, 2000, primarily as a result of the convertible debenture and term loan transactions that were completed during the quarter ended June 30, 2000. Compared to our cash and cash equivalents of $405,000 at March 31, 2000, cash and cash equivalents increased by $1,496,000 to $1,901,000 at September 30, 2000 and is primarily attributable to cash flows provided by financing activities of $2,207,000.

         Cash used in operating activities during the first six months of fiscal 2001 amounted to $541,000 compared to cash provided by operating activities of $214,000 for the comparable period of fiscal 2000. The primary uses of cash flows in operating activities during the first six months of fiscal 2001 were payments on outstanding current liabilities and an increase of finished goods inventories in anticipation of increased sales.

         Cash used in investing activities (for capital expenditures) during the first six months of fiscal 2001 decreased slightly to $170,000 from $173,000 for the comparable period of fiscal 2000.

         Cash provided by financing activities during the first six months of fiscal 2001 amounted to $2,207,000, compared to cash used in financing activities of $143,000 for the comparable period of fiscal 2000. The primary sources of cash flows in financing activities during the first six months of fiscal 2001 were proceeds from completion of a new term loan agreement of $3,500,000 and proceeds from issuance of convertible debentures of $1,250,000, offset in part by repayment of long-term debt of $1,559,000, debt issuance costs of $493,000 paid in connection with obtaining the term loan and issuing the convertible debentures and the deposit of $500,000 in an interest-bearing restricted cash account as required by the term loan agreement.

Term Loan Agreement

         On April 21, 2000,  the Company  executed a Term Loan  Agreement  (Term
Loan) with a lender which provided for up to $3.5 million in credit facilities, secured by substantially all the assets of the Company. The Term Loan has a maturity date of May 1, 2010 and is payable in 120 equal monthly principal and interest payments of approximately $48,000, commencing June 1, 2000. The interest rate under this Term Loan, in the absence of a default under the agreement, is the prime rate, as defined, in effect as of the close of business on the first day of each calendar quarter, plus 1% (at April 21, 2000, the prime rate was 9.5%, at September 30, 2000, the prime rate was 10.5%). Interest is calculated on the unpaid balance of principal based on a normal amortization schedule commencing May 1, 2000. $500,000 of the loan proceeds have been deposited in an interest-bearing restricted cash account, by the terms of the loan.

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

         Cyanotech's strategy has been and continues to be, to produce higher value natural products from microalgae.

         During the six months ended September 30, 2000, the Company continued its aquaculture industry sales efforts for NatuRose natural astaxanthin into Chile and Japan. We believe that our efforts in both of these markets may lead to increased sales of NatuRose in future periods. In August 2000, the Company received approval from the United States Food and Drug Administration (FDA) for the use of NatuRose natural astaxanthin as a color additive in the feed of salmon and trout to enhance the color of their flesh. This approval allows Cyanotech to sell NatuRose to US salmon and trout producers and to foreign producers whose products are destined for the US market. Combined with recent significant improvements in astaxanthin productivity, we intend to increase our efforts to supply NatuRose to the worldwide aquaculture feed market.

         Our natural astaxanthin product for the human nutrition market, BioAstin, was introduced in January 2000. The total market that human astaxanthin products potentially could address is estimated to exceed $1.5 billion annually. Increased sales of BioAstin during the first six months of this fiscal year contributed to the improvement in results compared to the results of the first six months of the prior fiscal year. The Company has filed patent applications for the use of natural astaxanthin in the treatment of fever blisters (cold sores) and canker sores, carpal tunnel syndrome, ultraviolet (UV) radiation (sunburn) sensitivity, and relief of muscle soreness. Our strategy is to combine the results of clinical trials with patent protection and to develop strategic alliances with companies that target the specific areas of our product application. The Company has one clinical trial underway assessing the effectiveness of BioAstin in relieving carpal tunnel syndrome. That double-blind, randomized clinical trial is expected to produce preliminary results by the end of the calendar year. We anticipate launching two new clinical trials by the end of the calendar year to assess the effectiveness of BioAstin for relief of delayed onset muscle soreness, which results from intense physical activity, and as a systemic sunscreen for protection from ultraviolet light. We will be monitoring the results of these studies closely to uncover potential uses of BioAstin for other applications.

         For the third quarter ending December 31, 2000, orders from Spirulina International are expected to decrease significantly from the levels experienced during the first two quarters of fiscal 2001, but orders are expected to
increase   during   the  fourth  quarter  ending  March  31,  2001.    Spirulina
International has indicated that they expect to purchase Spirulina Pacifica products from the Company at the same level, or greater, in calendar 2001, as they did in calendar 2000, and that they expect their purchases to continue to fluctuate from quarter to quarter in response to their seasonal business conditions and other factors. Increased shipments to other customers are expected to partially offset the decrease in shipments to Spirulina International during the third quarter of fiscal 2001, but total net sales for the quarter ending December 31, 2000 will probably be less than total net sales reported in the second quarter ended September 30, 2000.

         Due to our forecast of lower shipments in the third quarter and the increased level of finished goods inventories, the Company took action at the end of October 2000 to reduce production. As a result of production system improvements implemented during the first six months of fiscal 2001, recent organizational changes, and lower production level requirements, the Company was able to eliminate six full-time production positions. This adjustment of production resources is a continuation of the Company's ongoing asset management program and does not affect the Company's ability to supply and service its customers in the foreseeable future.

         The Company's future results of operations and the other forward-looking statements contained in this Outlook, in particular the statements regarding revenues, gross margin, research and development, and capital spending, involve a number of risks and uncertainties. In addition to the factors discussed above, among the other factors that could cause actual results to differ materially are the following: business conditions and growth in the natural products industry and in the general economy; changes in customer order patterns, and changes in demand for natural products in general; changes in weather conditions; competitive factors, such as competing Spirulina producers increasing their production capacity and their impact on world market prices for Spirulina; government actions; foreign exchange fluctuations; shortage of manufacturing capacity; and other factors beyond our control.

         Cyanotech believes that it has the product offerings, facilities, personnel, and competitive and financial resources for continued business success, but future revenues, costs, margins and profits are all influenced by a number of factors, as discussed above, all of which are inherently difficult to forecast.

PART II.        OTHER INFORMATION

Item 1.         Legal Proceedings

         On July 13, 1998, the Company filed a complaint, (Case No. CV98-00600) in United States District Court for the District of Hawaii (Court) against Aquasearch, Inc. (Aquasearch), seeking declaratory judgement of patent noninfringement, patent invalidity and non-misappropriation of trade secrets relating to closed culture production of astaxanthin. The complaint was filed in response to assertions by Aquasearch regarding its alleged intellectual property rights. Aquasearch has answered the complaint and filed counter claims alleging patent infringement, trade secret misappropriation, unfair competition and breach of contract. The Court later granted Cyanotech's motion to amend its complaint against Aquasearch to add claims of misappropriation of trade secrets regarding open pond technology, unfair competition and breach of contract.

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

         On August 29, 2000, Cyanotech filed a motion for partial summary judgment for the invalidity of the Aquasearch patent No. 5,541,056, based on prior art. This motion is scheduled to be heard on December 4, 2000. Although the resolution of this matter is uncertain, management does not expect that damages, if any, against Cyanotech will have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.


Item 4.         Submission of Matters to a Vote of Security Holders

         On August 24, 2000, the following matters were submitted to a vote of stockholders entitled to vote at the Company's Annual Meeting of Stockholders:

         a) The following directors were elected to serve until the next Annual Meeting or until their successors are elected: Gerald R. Cysewski, Eric H. Reichl, Ronald P. Scott, John T. Waldron and Paul C. Yuen, all directors receiving at least 11,111,839 votes and there were no more than 287,604 votes against or abstaining.

         b) Ratification  of  the  selection  of  KPMG  LLP   as  the  Company's
            independent auditors for the fiscal year ending March 31, 2001.

         For: 11,283,929     Against: 19,932     Abstaining: 95,582

Item 6.         Exhibits and Reports on Form 8-K

        (a)     The following exhibits are furnished with this report:

                Exhibit 27.1 - Financial Data Schedule

        (b)     Reports on Form 8-K

                No reports on Form 8-K were filed during the quarter ended September 30, 2000.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    CYANOTECH CORPORATION (Registrant)



   November 8, 2000                 By: /s/Gerald R. Cysewski
--------------------------              ------------------------------------
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