Form 10-Q
period 2000-12-31
CYANOTECH CORP
filed 2001-02-12
CIK 768408

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For Quarterly Period Ended December 31, 2000

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


          Number of common shares outstanding as of January 31, 2001:

            Title of Class                              Shares Outstanding
            --------------                              ------------------
     Common stock - $.005 par value stock                   16,949,702

                              CYANOTECH CORPORATION
                                    FORM 10-Q

                                      INDEX

PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements                                               Page
                                                                            ----

         Consolidated Balance Sheets (unaudited)
                  December 31, 2000 and March 31, 2000 . . . . . . . . . . . . 3

         Consolidated Statements of Operations (unaudited)
                  Three and nine month periods ended
                  December 31, 2000 and 1999. . . . . . . . . . . . . . . . . .4

         Consolidated Statements of Cash Flows (unaudited)
                  Nine month periods ended
                  December 31, 2000 and 1999. . . . . . . . . . . . . . . . . .5

         Notes to Consolidated Financial Statements (unaudited). . . . . . .. .6

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

Item 6.          Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . .19



SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .20

PART I. FINANCIAL INFORMATION
     Item 1.   Financial Statements

                                                 CYANOTECH CORPORATION
                                              CONSOLIDATED BALANCE SHEETS
                                   (Dollars in thousands, except per share amounts)
                                                      (Unaudited)

                                                                          December 31,             March 31,
ASSETS                                                                       2000                    2000
                                                                        --------------          --------------
Current assets:
     Cash and cash equivalents                                          $       1,814           $         405
     Accounts receivable, net                                                   1,602                   1,613
     Refundable income taxes                                                       --                     154
     Inventories  (note 2)                                                      2,106                   1,609
     Prepaid expenses                                                              65                      50
                                                                        ---------------         --------------
              Total current assets                                              5,587                   3,831

Equipment and leasehold improvements, net (note 3)                             15,018                  15,746
Other assets                                                                    1,129                     112
                                                                        --------------          --------------
              Total assets                                              $      21,734           $      19,689
                                                                        ==============          ==============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current maturities of long-term debt                               $         215           $         186
     Accounts payable                                                             386                   1,130
     Other accrued liabilities                                                    188                     421
                                                                        --------------          --------------
              Total current liabilities                                           789                   1,737

Long-term debt, excluding current maturities
     Term Loan                                                                  3,167                   1,307
     Convertible debentures                                                     1,250                      --
Deferred revenue                                                                  141                      --
                                                                        --------------          --------------
              Total liabilities                                                 5,347                   3,044
                                                                        --------------          --------------

Stockholders' equity:
     Cumulative preferred stock, Series C, of $.001 par value
        Authorized 5,000,000 shares; issued and outstanding 0 shares
        at December 31, 2000 and 471,031 shares at March 31, 2000                 --                        1
     Common Stock of $0.005 par value, authorized 25,000,000
        shares;  issued and outstanding 16,949,702 shares at
        December 31, 2000 and 14,582,297 shares at  March 31, 2000                85                       73
     Additional paid-in capital                                               24,489                   24,374
     Accumulated deficit                                                      (8,187)                  (7,803)
                                                                        -------------           --------------
              Total stockholders' equity                                      16,387                   16,645
                                                                        -------------           --------------

                    Total liabilities and stockholders' equity          $     21,734            $      19,689
                                                                        =============           ==============

          See accompanying notes to consolidated financial statements.

                                                   CYANOTECH CORPORATION
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (In thousands, except per share amounts)
                                                        (Unaudited)

                                                                     Three Months Ended                     Nine Months Ended
                                                                         December 31,                           December 31,
                                                                     2000            1999                   2000            1999
                                                                ------------    ------------            ------------    ------------
NET SALES                                                       $     1,762     $     2,037             $     6,288     $     5,132
COST OF PRODUCT SALES                                                 1,295           1,525                   4,323           4,227
                                                                ------------    ------------            ------------    ------------
                Gross Profit                                            467             512                   1,965             905
                                                                ------------    ------------            ------------    ------------
OPERATING EXPENSES:
        Research and development                                         63             124                     203             446
        General and administrative                                      400             393                   1,104           1,117
        Sales and marketing                                             253             274                     782             659
        Impairment of long-lived assets                                  --           2,796                      --           2,796
                                                                ------------    ------------            ------------    ------------
                Total operating expenses                                716           3,587                   2,089           5,018
                                                                ------------    ------------            ------------    ------------
        Loss from operations                                           (249)         (3,075)                   (124)         (4,113)
                                                                ------------    ------------            ------------    ------------

OTHER INCOME (EXPENSE):
        Interest income                                                  24               2                      84               7
        Interest expense                                               (164)           (118)                   (429)           (224)
        Other income, net                                                67              --                      85               3
                                                                ------------    ------------            ------------    ------------
                   Total other expense                                  (73)           (116)                   (260)           (214)
                                                                ------------    ------------            ------------    ------------

                   Loss before income taxes                            (322)         (3,191)                   (384)         (4,327)
                   Income taxes                                          --               3                      --               3
                                                                -----------    ------------             ------------    ------------
NET LOSS                                                        $      (322)    $    (3,188)            $      (384)    $    (4,324)
                                                                ============    ============            ============    ============

NET LOSS PER COMMON SHARE
     Basic and Diluted                                          $     (0.02)    $     (0.24)            $     (0.02)    $     (0.33)


SHARES USED IN CALCULATION OF:
     Basic and Diluted                                               16,465          13,778                  15,693          13,713

          See accompanying notes to consolidated financial statements

                                                      CYANOTECH CORPORATION
                                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                         (in thousands)
                                                           (Unaudited)
                                                                                           Nine Months Ended
                                                                                              December 31,
                                                                                      2000                  1999
                                                                                  ------------          ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
          Net loss                                                                $      (384)          $    (4,324)
          Adjustments to reconcile net loss to net cash provided by
          (used in) operating activities:
                    Depreciation and amortization                                         994                    983
                    Impairment of capital assets                                           --                  2,796
                    Amortization of debt issue costs                                      117                     93
                    Issuance of stock in exchange for services                             10                    118
                    Net (increase) decrease in:
                            Accounts receivable                                            11                   (331)
                            Refundable income taxes                                       154                    112
                            Inventories                                                  (497)                   338
                            Prepaid expenses and other assets                             (35)                   (60)
                    Net increase (decrease) in:
                            Accounts payable                                             (744)                    42
                            Deferred revenue                                              141                     --
                            Other accrued liabilities                                    (233)                   154
                                                                                  ------------          -------------
Net cash provided by (used in) operating activities                                      (466)                    41
                                                                                  ------------          -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
          Investment in equipment and leasehold improvements                             (266)                  (326)
                                                                                  ------------          -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
          Proceeds from issuance of term loan debt                                      3,500                     --
          Proceeds from issuance of convertible debentures                              1,250                     --
          Net proceeds from exercise of warrants and options                                6                     15
          Net proceeds from issuance of common stock                                       --                    119
          Principal payments on long-term debt                                         (1,611)                  (150)
          Debt issue costs                                                               (493)                    --
          Restricted cash deposit                                                        (500)                    --
          Cost of conversion of series C preferred
               stock to common stock                                                      (11)                    --
          Borrowings on short-term revolving
               line of credit, net                                                         --                    165
          Principal payments on capital lease obligations                                  --                    (67)
                                                                                  ------------          -------------
Net cash provided by financing activities                                               2,141                     82
                                                                                  ------------          -------------
Net increase (decrease) in cash and cash equivalents                                    1,409                   (203)
Cash and cash equivalents at beginning of period                                          405                    323
                                                                                  ------------          -------------
Cash and cash equivalents at end of period                                        $     1,814           $        120
                                                                                  ============          =============
Supplemental disclosure of non-cash financing activity - issuance
     of warrants in connection with issuance of long-term debt                    $       121           $         --
                                                                                  ============          =============

          See accompanying notes to consolidated financial statements.

                              CYANOTECH CORPORATION
                                    FORM 10-Q
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2000
                                   (Unaudited)

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

         The Company consolidates enterprises in which it has a controlling financial interest. The accompanying consolidated financial statements include the accounts of Cyanotech Corporation and its wholly-owned subsidiary, Nutrex, Inc. All significant intercompany balances and transactions have been eliminated in consolidation. While the financial information furnished for the three and nine month periods ended December 31, 2000 is unaudited, the statements in this report reflect all material items which, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the dates of the consolidated balance sheets. The operating results for the interim period presented are not necessarily indicative of the results that may be expected for the year ending March 31, 2001.

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


2.       INVENTORIES

         Inventories are stated at the lower of cost (which approximates first-in, first-out) or market and consist of the following (dollars in thousands):

                                                December 31, 2000        March 31, 2000
                                                -----------------       ----------------
                Raw materials                   $              85       $            72
                Work in process                               193                   278
                Finished goods                              1,654                 1,060
                Supplies                                      174                   199
                                                -----------------       ----------------
                                                $           2,106       $         1,609
                                                =================       ================

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


         Equipment                                 3 to 10 years
         Leasehold improvements                   10 to 26 years
         Furniture and fixtures                          7 years


         Equipment and leasehold improvements consist of the following (dollars in thousands):

                                                                 December 31, 2000        March 31, 2000
                                                                -------------------     -------------------
         Equipment                                              $            9,110      $            8,961
         Leasehold improvements                                             13,873                  13,642
         Furniture and fixtures                                                 83                      83
                                                                -------------------     -------------------
                                                                            23,066                  22,686
         Less accumulated depreciation and amortization                     (8,377)                 (7,383)
         Construction in-progress                                              329                     443
                                                                -------------------     -------------------
         Equipment and leasehold improvements, net              $           15,018      $           15,746
                                                                ===================     ===================


4.       SERIES C PREFERRED STOCK

         During the quarter ended December 31, 2000, all outstanding shares of Series C preferred stock were converted into common stock. As a result of this conversion, cumulative dividends in arrears on these converted shares, totaling approximately $2.1 million, are no longer payable.

         Series C preferred stock was convertible into common stock at the rate of one share of preferred stock for five shares of common stock through February 23, 2002, after which date the conversion feature was no longer applicable. Series C preferred stock had voting rights equal to the number of shares of common stock into which it was convertible and had a preference in liquidation over all other series of preferred stock of $5 per share plus any accumulated but unpaid dividends. Holders of Series C preferred stock were entitled to 8% cumulative annual dividends at the rate of $.40 per share.

5.       EARNINGS (LOSS) PER SHARE

         During the three and nine months ended December 31, 2000 and 1999, warrants and options to purchase shares of Common Stock of the Company, and convertible preferred stock were outstanding, but were not included in the computation of Diluted net loss per common share because the inclusion of these securities would have had an antidilutive effect on the net loss per common share. During the three and nine months ended December 31, 2000, convertible debentures were outstanding, but were not included in the computation of diluted net loss per common share because the inclusion of these instruments would have had an antidilutive effect on the net loss per common share. As of December 31, 2000, warrants and options to acquire 1,003,830 shares of the Company's common stock and debentures convertible into 833,333 shares of the Company's common stock were outstanding. As of December 31, 1999, warrants and options to acquire 792,800 shares of the Company's common stock and preferred stock convertible into 2,975,155 shares of the Company's common stock were outstanding.

         Following is a reconciliation of the numerators and denominators of the Basic and Diluted EPS computations for the periods presented (in thousands except share data):

                                                            Three Months Ended                      Nine Months Ended
Basic and Diluted Earnings (Loss) per share                     December 31,                           December 31,
                                                            2000            1999                    2000            1999
                                                        ------------    ------------            ------------    ------------
Net loss                                                $      (322)    $    (3,188)            $      (384)    $    (4,324)
Less: Requirement for Preferred Stock
dividends                                                        --             (59)                     --            (179)
                                                        ------------    ------------            ------------    ------------
Loss to Common stockholders                             $      (322)    $    (3,247)            $      (384)    $    (4,503)
                                                        ============    ============            ============    ============
Weighted average Common Shares outstanding                16,465,070      13,778,374              15,693,242      13,713,121
                                                        ============    ============            ============    ============
Net Loss per Common Share                               $     (0.02)    $     (0.24)            $     (0.02)    $     (0.33)
                                                        ============    ============            ============    ============

6.       RECENT ACCOUNTING PRONOUNCEMENTS

         ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -
         Deferral of the Effective Date for FASB Statement No. 133, an Amendment of FASB Statement No. 133", which defers the effective date of SFAS No. 133 to be effective for all fiscal quarters of fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, An Amendment of FASB Statement No 133," which addresses a limited number of issues causing implementation difficulties for certain entities that apply SFAS No. 133. The Company currently holds no derivative instruments, nor is it currently participating in hedging activities. Management does not expect SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, to have a material effect on the Company's financial condition, results of operations or liquidity.

         ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION. In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, and Interpretation of APB Opinion No. 25." FASB Interpretation No. 44 clarifies the application APB Opinion No. 25 for certain issues involving employee stock compensation and is generally effective July 1, 2000. The Company adopted the provisions of FASB Interpretation No. 44 effective July 1, 2000. Adoption of FASB Interpretation No. 44 has had no material effect on the Company's financial condition, results of operations or liquidity.

         ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES. In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement no. 125." SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. SFAS No. 140 is effective for recognition and
         reclassification   of  collateral  and  for  disclosures   relating  to
         securitization transactions and collateral for fiscal years ending after December 15, 2000. Management does not expect adoption of SFAS No. 140 to have a material effect on the Company's financial condition, results of operations or liquidity.

         REVENUE RECOGNITION IN FINANCIAL STATEMENTS In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." The SAB summarizes certain of the SEC staff's views in applying U.S. generally accepted accounting principles to revenue recognition in financial statements. In June 2000, the SEC issued SAB No 101B, which delays the implementation date of SAB No. 101 until no later than the fourth quarter of fiscal years beginning after December 15, 1999. The Company adopted the provisions of SAB No. 101 effective December 31, 2000. Adoption of SAB No. 101 did not have a material effect on the Company's financial condition, results of operations or liquidity.

7.       CONTINGENCIES

         On July 13, 1998, the Company filed a complaint, (Case No. CV98-00600) in United States District Court for the District of Hawaii (Court) against Aquasearch, Inc. (Aquasearch), seeking declaratory judgment of patent noninfringement, patent invalidity and non-misappropriation of trade secrets relating to closed culture production of astaxanthin. The complaint was filed in response to assertions by Aquasearch regarding its alleged intellectual property rights. Aquasearch has answered the complaint and filed counter claims alleging patent infringement, trade secret misappropriation, unfair competition and breach of contract. The Court later granted Cyanotech's motion to amend its complaint against Aquasearch to add claims of misappropriation of trade secrets regarding open pond technology, unfair competition and breach of contract.

         On December 30, 1999, the Court denied Cyanotech motion for summary judgment of non-infringement and patent invalidity as to Aquasearch's U.S. Patent No. 5,541,056 and granted Aquasearch's partial summary judgment motion finding that Cyanotech infringes its patent. The Court also granted Aquasearch's partial summary judgment motion finding that Cyanotech misappropriated Aquasearch trade secrets and committed a breach of contract. In response, Cyanotech filed a motion for reconsideration on January 14, 2000, with the Court. On March 3, 2000, United States District Court Judge Alan C. Kay denied Cyanotech's motion for reconsideration.

         On August 29, 2000, Cyanotech filed a motion for partial summary judgment for the invalidity of the Aquasearch patent No. 5,541,056, based on prior art. On December 4, 2000, United States District Court Judge Alan C. Kay denied Cyanotech's motion for partial summary judgment for the invalidity of Aquasearch's patent No. 5,541,056. With the denial of this motion, the matter, if not settled, will go before a jury at a trial scheduled for September 2001. Although resolution of this matter is uncertain, management does not expect that damages, if any, against Cyanotech will have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

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

Results of Operations

         The following table sets forth certain consolidated statement of operations data as a percentage of net sales for the periods indicated:

                                                        Three Months Ended    Nine Months Ended
                                                           December 31,          December 31,
                                                         2000       1999       2000       1999
                                                        ------     ------     ------     ------
        Net Sales                                       100.0 %    100.0 %    100.0 %    100.0 %
        Cost of product sales                            73.5       74.9       68.8       82.4
                                                        ------     ------     ------     ------
                Gross profit                             26.5       25.1       31.2       17.6
                                                        ------     ------     ------     ------
        Operating expenses:
                Research and development                  3.6        6.1        3.2        8.7
                General and administrative               22.7       19.3       17.6       21.8
                Impairment of capital assets               --      137.3         --       54.4
                Sales and marketing                      14.4       13.4       12.4       12.8
                                                        ------     ------     ------     ------
                Total operating expenses                 40.7      176.1       33.2       97.7
                                                        ------     ------     ------     ------

                Loss from operations                    (14.2)    (151.0)      (2.0)     (80.1)
                                                        ------     ------     ------     ------
        Other income (expense):
                Interest income                           1.4        0.1        1.3        0.1
                Interest expense                         (9.3)      (5.8)      (6.8)      (4.4)
                Other income, net                         3.8         --        1.4        0.1
                                                        ------     ------     ------     ------
                Total other expense                      (4.1)      (5.7)      (4.1)      (4.2)
                                                        ------     ------     ------     ------
                Loss before income taxes                (18.3)    (156.7)      (6.1)     (84.3)
                Income taxes                               --        0.2         --         --
                                                        ------     ------     ------     ------
        Net loss                                        (18.3) %  (156.5) %    (6.1) %   (84.3) %
                                                        ======     ======     ======     ======

                                       11

THIRD QUARTER OF FISCAL 2001 COMPARED TO THIRD QUARTER OF FISCAL 2000

Net Sales

         Net sales for the three month period ended December 31, 2000 decreased 14% to $1,762,000, from $2,037,000 in the comparable period of fiscal 2000. This decrease in net sales is primarily due to lower sales of bulk Spirulina Pacifica(R) tablets, offset in part by higher sales of both NatuRose(R) and BioAstin(TM) natural astaxanthin products.

         International sales represented 52% and 49% of total net sales for the three month periods ended December 31, 2000 and 1999, respectively. This increase was primarily due to higher European and Asian sales in proportion to total net sales.

         The major factor causing lower net sales during the three month period ended December 31, 2000 was lower sales of bulk Spirulina Pacifica products to our largest customer, Spirulina International B.V. (Spirulina International). Sales to this customer accounted for 5% of total net sales for the three month period ended December 31, 2000, compared to 17% in the comparable period of fiscal 2000. Spirulina International has indicated that they expect to purchase Spirulina Pacifica products from the Company at the same level, or greater, in calendar 2001, as they did in calendar 2000, and that they expect their purchases to continue to fluctuate from quarter to quarter in response to their seasonal business conditions and other factors.

Gross Profit

         Gross profit represents net sales less the cost of goods sold, which includes the cost of materials, manufacturing overhead costs, direct labor expenses and depreciation and amortization. Gross profit decreased 9% to $467,000 for the three month period ended December 31, 2000, from $512,000 in the comparable period of fiscal 2000. However, our gross profit margin increased to 27% for the three month period ended December 31, 2000, compared to 25% for the comparable period of fiscal 2000. This increase in gross profit margin from the prior year period is primarily attributable to higher sales of higher margin packaged consumer products and phycobiliproteins.

Operating Expenses

         Operating expenses were $716,000 during the three month period ended December 31, 2000, a decrease of 80% from $3,587,000 in the comparable period of fiscal 2000. This decrease was primarily due to the recognition of an asset impairment charge of $2,796,000 in the prior fiscal year, related to the Company's strategic decision to discontinue joint venture negotiations with Norsk Hydro ASA. In compliance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Company was obligated to record the asset impairment charge on the construction-in-progress balance relating to a 93-acre astaxanthin expansion project during the three month period ended December 31, 1999. If the effect of this impairment charge is omitted for the purposes of comparison, operating expenses during the three month period ended December 31, 1999, amounted to $791,000.

         Research and Development Research and development expenses amounted to $63,000 for the three month period ended December 31, 2000, a decrease of 49% from $124,000 for the comparable period of fiscal 2000. This decrease from the prior year was due to reduced personnel expenditures, lower supply and material costs and reduced outside service and consulting expenses, resulting from suspension of research work on the mosquitocide project and the Aldolase Catalytic Antibody 38C2 project during the third quarter of fiscal 2000.

Other Expense

         Other expense amounted to $73,000 for the three month period ended December 31, 2000, a decrease of $43,000 from the comparable period of fiscal 2000, due primarily to higher interest income and other income offsetting increased interest expense generated by higher debt and amortization of capitalized debt issuance costs.

Income Taxes

         No provision for income taxes was recorded for the three month period ended December 31, 2000, due to the Company's taxable loss position. This compares to an income tax benefit of $3,000 recorded for the same period of fiscal 2000.

Net Loss

         The Company recorded a net loss of $322,000 for the three months ended December 31, 2000, compared to the net loss of $3,188,000 for the comparable period of fiscal 2000. Of the $3,188,000 net loss reported for the period ended December 31, 1999, $2,796,000 represents the effect of the aforementioned asset impairment charge. If the effect of this impairment charge is omitted for comparison purposes, the Company recorded a loss of $392,000 for the three months ended December 31, 1999. The current year's net loss of $322,000 shows improvement of 18% over such loss of $392,000. This improvement in result is primarily attributable to decreased research and development expenses and increased other income and interest income, offset in part by higher interest expense.


NINE MONTHS ENDED DECEMBER 31, 2000 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 1999

Net Sales

         Net sales for the nine month period ended December 31, 2000 increased 23% from $5,132,000 in the comparable period of fiscal 2000, primarily due to increased sales in all categories of products.

         International sales represented 56% and 48% of total net sales for the nine month periods ended December 31, 2000 and 1999, respectively. This increase was primarily due to higher sales of bulk Spirulina Pacifica powder and tablets to our largest customer, a European distributor of natural products. Sales of bulk Spirulina Pacifica products to this customer, Spirulina International, accounted for 21% of total net sales for the nine month period ended December 31, 2000 compared to 19% of total net sales for the comparable period of fiscal 2000.

Gross Profit

         Gross profit increased 117% to $1,965,000 for the nine month period ended December 31, 2000, from the comparable prior year period. Our gross profit margin increased to 31% for the nine month period ended December 31, 2000, compared to 18% for the comparable prior year period. This increase in gross profit margin from the prior year period is primarily attributable to increased sales of higher margin bulk Spirulina Pacifica tablets and decreased production costs resulting from operating at more optimal production levels.

Operating Expenses

         Operating expenses were $2,089,000 during the nine month period ended December 31, 2000, as compared to $5,018,000, in the comparable period of fiscal 2000. The aforementioned asset impairment charge of $2,796,000 is included in the prior fiscal year's operating expenses. In compliance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Company was obligated to record the asset impairment charge on the construction-in-progress balance relating to the 93-acre astaxanthin expansion project. If the effect of this impairment charge is omitted from the prior year's results for comparison purposes, operating expenses during the nine month period ended December 31, 1999 amounted to $2,222,000. The decrease in comparable operating expenses excluding the impairment charge was due to reduced research and development expenses for the nine month period ended December 31, 2000, partially offset by increased sales and marketing expenses.

         Research and Development Research and development expenses amounted to $203,000 for the nine month period ended December 31, 2000, a decrease of 54% from $446,000 for the comparable period of fiscal 2000. This decrease from the prior year was primarily due to reduced personnel expenditures, lower supply and material costs and reduced outside service and consulting expenses, resulting from suspension of the aforementioned suspension of certain projects during the third quarter of fiscal 2000.

         Sales and Marketing Sales and marketing expenses amounted to $782,000 for the nine month period ended December 31, 2000, an increase of 19% from $659,000 for the comparable period of fiscal 2000. This increase from the prior year is due to higher sales consulting services, travel expenses and sales commissions.

Other Expense

         Other expense amounted to $260,000 for the nine month period ended December 31, 2000, an increase of 22% from $214,000 for the same period of fiscal 2000, primarily from an increase in interest expense generated by higher outstanding debt and amortization of debt issue costs, offset in part by higher interest income and other income.

Income Taxes

         No provision for income taxes was recorded for the nine month period ended December 31, 2000, due to the Company's taxable loss position. This compares with an income tax benefit of $3,000 recorded for the same period of fiscal 2000.

Net Loss

         The Company recorded a net loss of $384,000 for the nine months ended December 31, 2000, compared to the net loss of $4,324,000 for the comparable period of fiscal 2000. Of the $4,324,000 net loss reported for the nine months ended December 31, 1999, $2,796,000 represents the effect of the aforementioned asset impairment charge. If the effect of this asset impairment charge is omitted for comparison purposes, the Company recorded a loss of $1,528,000 for the nine months ended December 31, 1999. Comparison of the current year's net loss of $384,000 shows an improvement of 75% over such loss of $1,528,000. This improvement is primarily attributable to improved margins on increased sales in all product categories and lower research and development expenses, offset in part by greater interest expense on higher outstanding debt, amortization of capitalized debt issue costs together with increased sales and marketing expenses.

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


LIQUIDITY AND CAPITAL RESOURCES

         Our working capital for the nine month period ended December 31, 2000 increased by $2,704,000 to $4,798,000 from $2,094,000 at March 31, 2000, primarily as a result of the convertible debenture and term loan transactions that were completed during the quarter ended June 30, 2000. Cash and cash equivalents of $405,000 at March 31, 2000, increased by $1,409,000 to $1,814,000 at December 31, 2000 primarily because of the net funding provided by financing activities of $2,141,000.

         Cash used in operating activities during the first nine months of fiscal 2001 amounted to $466,000 compared with cash provided by operating activities of $41,000 for the comparable period of fiscal 2000. The primary uses of cash flows in operating activities during the first nine months of fiscal 2001 were payments on outstanding current liabilities and an increase of finished goods inventories in anticipation of increased sales.

         Cash used in investing activities (for capital expenditures) during the first nine months of fiscal 2001 decreased by $60,000 compared to $326,000 for the comparable period of fiscal 2000.

         Cash provided by financing activities during the first nine months of fiscal 2001 amounted to $2,141,000, compared to $82,000 for the comparable period of fiscal 2000. The primary sources of cash flows from financing activities during the first nine months of fiscal 2001 were proceeds from a term loan agreement of $3,500,000 and proceeds from issuance of convertible debentures of $1,250,000, offset in part by repayment of long-term debt of $1,611,000, debt issuance costs of $493,000 paid in connection with obtaining the term loan and the convertible debentures and the deposit of $500,000 of the loan proceeds in an interest-bearing restricted cash account as required by the term loan agreement.

Term Loan Agreement

         On April 21, 2000,  the Company  executed a Term Loan  Agreement  (Term
Loan) which provided up to $3.5 million in credit facilities, secured by substantially all the assets of the Company. The Term Loan has a maturity date of May 1, 2010 and is payable in 120 equal monthly principal and interest payments of approximately $48,000, commencing June 1, 2000. The interest rate under this Term Loan, in the absence of a default under the agreement, is the prime rate, as defined, in effect as of the close of business on the first day of each calendar quarter, plus 1% (at April 21, 2000, the prime rate was 9.5%; at December 31, 2000, the prime rate was 10.0%). Interest is calculated on the unpaid balance of principal based on a straight-line amortization schedule commencing May 1, 2000. As required by the terms of the term loan agreement, $500,000 from the loan proceeds has been deposited in an interest-bearing restricted cash account.

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

         The Company believes that working capital provided by its Term Loan Agreement, convertible debentures and estimated cash flows from operations will be sufficient to sustain operations for calendar 2001.


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

         During the nine months ended December 31, 2000, the Company continued its aquaculture industry sales efforts for NatuRose natural astaxanthin into Chile and Japan. We believe that our efforts in both of these markets may lead to increased sales of NatuRose in future periods. In August 2000, the Company received approval from the United States Food and Drug Administration (FDA) for the use of NatuRose natural astaxanthin as a color additive in the feed of salmon and trout to enhance the color of their flesh. This approval allows Cyanotech to sell NatuRose to US salmon and trout producers and to foreign producers whose products are destined for the US market.

         BioAstin, our natural astaxanthin product for the human nutrition market, was introduced in January 2000. The total market that human astaxanthin products potentially could address is estimated to exceed $1.5 billion annually. Increased sales of BioAstin during the first nine months of this fiscal year contributed to the improvement in results compared to the results of the first nine months of the prior fiscal year. The Company has filed patent application for the use of BioAstin in the treatment of fever blisters (cold sores) and canker sores, carpal tunnel syndrome, ultraviolet (UV) radiation sensitivity (sunburn), and relief of muscle soreness. Our strategy is to combine the results of clinical trials with patent protection and to develop strategic alliances with companies that target the specific areas of our product application. The Company has one clinical trial underway assessing the effectiveness of BioAstin in relieving carpal tunnel syndrome. This double-blind, randomized clinical trial is expected to produce preliminary results by the end of the fiscal year. We anticipate launching one additional clinical trial by the end of the fiscal year to assess the effectiveness of BioAstin for relief of delayed onset muscle soreness, which results from intense physical activity. We are also developing the protocol for a clinical trial to assess the effectiveness of BioAstin as a systemic sunscreen for protection from ultraviolet light but, at the present time, an appropriate research center has not been located and engaged. We will be monitoring the results of these studies closely to uncover potential uses of BioAstin for other applications.

         On November 1, 2000, the Company announced that it had signed an agreement with Kyowa Engineering Co. (KEC), (http://www.kyowa.co.jp), for distribution of BioAstin in Japan. This semi-exclusive, three-year agreement calls for an upfront payment to Cyanotech and an additional payment prior to initiation of two additional clinical trials to assess BioAstin's effectiveness for specific health issues. Thereafter, KEC will purchase BioAstin softgel capsules from Cyanotech, as well as pay a royalty to Cyanotech on their sales.

         On December 18, 2000, the Company reported that a major shareholder, Fireman's Insurance Company (Fireman's) of Newark, NJ, an indirect, wholly owned subsidiary of CNA Financial Corporation, had converted its remaining balance of Series C Convertible Preferred Stock of Cyanotech Corporation into common stock. Fireman's held 595,031 shares of Series C Preferred Stock as of March 1998 and has been converting these shares into common stock since February 2000, with 471,031 shares converted in fiscal 2001. The 595,031 shares of Series C Preferred Stock were equivalent to 2,975,155 shares of the Company's common stock. According to CNA Financial Corporation, all but 605,000 of the converted shares were sold in open market transactions during the period February 2000 to December 2000. As a benefit to Cyanotech, a total of $2.1 million of preferred stock dividends that were in arrears are no longer payable due to this conversion.

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

PART II.          OTHER INFORMATION


Item 1.           Legal Proceedings

         On July 13, 1998, the Company filed a complaint, (Case No. CV98-00600) in United States District Court for the District of Hawaii (Court) against Aquasearch, Inc. (Aquasearch), seeking declaratory judgment of patent noninfringement, patent invalidity and non-misappropriation of trade secrets relating to closed culture production of astaxanthin. The complaint was filed in response to assertions by Aquasearch regarding its alleged intellectual property rights. Aquasearch answered the complaint and filed counter claims alleging patent infringement, trade secret misappropriation, unfair competition and breach of contract. The Court later granted Cyanotech's motion to amend its complaint against Aquasearch to add claims of misappropriation of trade secrets regarding open pond technology, unfair competition and breach of contract.

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

         On August 29, 2000, Cyanotech filed a motion for partial summary judgment for the invalidity of the Aquasearch patent No. 5,541,056, based on prior art. On December 4, 2000, United States District Court Judge Alan C. Kay ruled that there were questions of fact to be decided and, for that reason, denied Cyanotech's motion. With the denial of this motion, the matter, unless settled, will go before a jury at a trial scheduled for September 2001. Although the resolution of this matter is uncertain, management does not expect that damages, if any, against Cyanotech will have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.


Item 6.           Exhibits and Reports on Form 8-K

         (a)      No exhibits are furnished with this report.

         (b)      Reports on Form 8-K

                  No reports on Form 8-K were filed during the quarter ended December 31, 2000.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                            CYANOTECH CORPORATION (Registrant)



   February 12, 2001             By: /s/   Gerald R. Cysewski
---------------------------          --------------------------------
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