Form 10-K
period 2001-03-31
CYANOTECH CORP
filed 2001-06-27
CIK 768408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the fiscal year ended March 31, 2001           Commission file 0-146-02

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

     At June 26, 2001, the aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant was approximately $20,403.550.

     At June 26, 2001, the number of shares outstanding of registrant's Common Stock was 17,031,034.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended March 31, 2001 are incorporated by reference into Part II of this Report. Portions of the Registrant's Definitive Proxy Statement for its 2001 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission on or prior to July 29, 2001 and to be used in connection with the Annual Meeting of Stockholders expected to be held on August 23, 2001, are incorporated by reference in Part III of this Form 10-K.

PART I

Item 1. Business

          Except for historical information contained in this document, the matters discussed in this report contain forward-looking statements that involve risks and uncertainties. These future risks and uncertainties could cause actual results to differ materially.

General

          Cyanotech Corporation is a worldwide leader in the development and commercialization of high value natural products derived from microalgae. Microalgae are a diverse group of over 30,000 species of microscopic plants which have a wide range of physiological and biochemical characteristics and naturally contain high levels of proteins, amino acids, vitamins, pigments and enzymes. Since 1983, we have designed, developed and implemented proprietary production and harvesting technologies, systems and processes which eliminate many of the stability and contamination problems frequently encountered in the production of microalgae. We believe that our technology, systems, processes and favorable growing location permit year-round harvesting of our microalgal products in a cost- effective manner. We currently produce natural products from microalgae for the nutritional supplement, aquaculture feed, animal nutrition, and immunological diagnostics markets.

          Since 1985, Cyanotech has been producing microalgae-based “Spirulina” products for the vitamin and supplement market. Spirulina Pacifica®, which is our principal source of revenue, is a unique strain of Spirulina developed by us which provides a vegetable-based, highly absorbable source of natural beta-carotene, mixed carotenoids, B vitamins, gamma linolenic acid (GLA), protein, essential amino acids and other phytonutrients. We currently market our Spirulina products in the United States and over thirty other countries through a combination of retail, wholesale, and private label channels.

          In early 1997, we introduced NatuRose® to the worldwide aquaculture industry. NatuRose is the brand name of our natural astaxanthin (pronounced “asta-zan-thin”) product for the animal nutrition market which we produce from the microalgae, Haematococcus. Astaxanthin is a red pigment used in aquaculture to impart a pink to red color to pen-raised fish and shrimp. The worldwide astaxanthin market for animal pigmentation is estimated at more than $200 million in annual sales. NatuRose competes in this marketplace with astaxanthin synthesized from petrochemicals and other sources.

          In March of 1999, we announced the development of BioAstin®, our natural astaxanthin product for the human nutrition market. A growing body of scientific literature is demonstrating that the antioxidant properties of natural astaxanthin surpass many of the antioxidant benefits of vitamin C, vitamin E, beta-carotene and other carotenoids. In August 1999, the United States Food and Drug Administration (FDA), completed its review of our application to sell BioAstin without objection, allowing us to offer our new product for sale and use as a human nutritional supplement in the United States. The total market that human astaxanthin products potentially could address is estimated to exceed $1.5 billion annually.

          Cyanotech Corporation was incorporated in Nevada in 1983. Our principal executive offices are located at 73-4460 Queen Kaahumanu Highway, Suite 102, Kailua-Kona, Hawaii 96740, and our telephone number is (808) 326-1353. Unless otherwise indicated, all references in this report to the “Company,” “we,”“us,” “our,” and “Cyanotech” refer to Cyanotech Corporation, a Nevada corporation, and its wholly owned subsidiary, Nutrex Hawaii, Inc., a Hawaii corporation.

Industry Background

          Microalgae are a diverse group of microscopic plants that have a wide range of physiological and biochemical characteristics and contain, among other things, high levels of natural proteins, amino acids, vitamins, pigments and enzymes. Microalgae have the following properties that make commercial production attractive: (1) microalgae grow much faster than land grown plants, often up to 100 times faster; (2) microalgae have a uniform cell structure with no bark, stems, branches or leaves, permitting easier extraction of products and higher utilization of the microalgae cells; (3) the cellular uniformity of microalgae makes it practical to manipulate and control growing conditions in order to optimize a particular cell characteristic; (4) microalgae contain a wide array of vitamins and other important nutrients; (5) microalgae contain natural pigments; and (6) microalgae are a potential source of medical products.

          Current commercial applications for these microscopic plants include nutritional products, diagnostic products, aquaculture feed and pigments, natural food colorings and research grade chemicals. We believe that microalgae could potentially be used for other commercial applications, including nutraceuticals, polyunsaturated fatty acids, and pharmaceuticals. The most significant microalgae products produced today are algae utilized as food supplements.

          While many unique compounds have been identified in microalgae, the efficient and cost-effective commercial production of microalgae is elusive. Many microalgae culture systems over the last 20 years have failed. Because microalgae produced for food supplements are typically cultivated and harvested outdoors, production is significantly affected by climate, weather conditions and the chemical composition of the culture media. Without consistent sunlight, warm temperature, low rainfall and proper chemical balance, microalgae will not grow quickly, resulting in longer harvesting cycles, decreased pond utilization and increased cost. Furthermore, microalgal growth requires a very nutrient rich environment. The high nutrient levels in the ponds promote the growth of unwanted organisms, or "weeds," when the chemical composition of the ponds changes from its required balance. Once contamination occurs, a pond must be emptied, cleaned and refilled, a process that further decreases pond utilization and increases production costs.

Cyanotech's Technology

          Since 1983, our scientists have designed, developed and implemented proprietary production and harvesting technologies, systems and processes which reduce many of the stability and contamination problems frequently encountered in the production of microalgae. We believe we were the first Spirulina producer to have its products and processes certified organic and we were the first microalgae producer to have its quality system registered under the ISO 9002-94 standards. Our proprietary production system is known as Integrated Culture Biology Management (ICBM). Through the application of this technology, our Spirulina culture ponds can be productive year-round without any significant loss in productivity due to contamination. We believe that such an accomplishment remains unique to Cyanotech.

          In addition to the advantages of our ICBM technology, we have developed a patented system for the recovery of carbon dioxide from our drying system exhaust gas, called Ocean-Chill Drying. Since microalgae are essentially microscopic “plants,” they require sunlight, water, carbon dioxide and nutrients for optimal growth. By recovering carbon dioxide from the drying system that would otherwise be released into the atmosphere, we can divert the recovered carbon dioxide back to the algae cultures. This process provides us with another significant cost advantage over other microalgae producers who must purchase carbon dioxide. Moreover, Ocean-Chill Drying dries microalgal products in a low oxygen environment, which protects oxygen sensitive nutrients. In addition, we have developed an automated Spirulina processing system, which enables a single operator to harvest and dry the Spirulina powder.

          Our efforts in commercial production of our natural astaxanthin products have resulted in an improved, large-scale photobioreactor system referred to as the PhytoDome Closed Culture System, or PhytoDome CCS™. To date, this improved technology has resulted in reduced production costs, increased control of product purity and has had a positive effect on production yield compared to other photobioreactor systems previously employed.

          Another major advantage for us is the location of our production facility at the Hawaii Ocean Science and Technology (HOST) Park at Keahole Point, Hawaii. We believe that the combination of consistent warm temperature, abundant sunlight, and low rainfall at this facility makes this a highly favorable location for the economical, large-scale cultivation of microalgae. In contrast to our facility, microalgae producers in other regions of the world lacking these favorable characteristics stop producing for up to four months a year because of less favorable climate or weather conditions. At the HOST Park, we have access to cold, clean, deep sea water that is pumped from a depth of 2,000 feet. This sea water is used both as a source of nutrients for microalgae culture and as a cooling agent in the Ocean-Chill Drying process. Additionally, our facility has access to a complete industrial infrastructure and is located 30 miles from a deep water port and is adjacent to an international airport.

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

Products

  Spirulina

          Our principal product, accounting for 77% and 87% of net sales for the years ended March 31, 2001 and 2000, respectively, is a nutritional microalgae marketed as Spirulina Pacifica. Developed by us and sold worldwide to the health and natural foods market, Spirulina Pacifica is a unique strain of microalgae that is a highly absorbable source of natural beta carotene, mixed carotenoids, B vitamins, GLA, protein, essential amino acids and other phytonutrients.

          Cyanotech produces Spirulina Pacifica in three forms: powder, flake and tablets. Powder is used as an ingredient in nutritional supplements and health food drinks while flakes are used as a seasoning on various foods. Tablets are consumed as a daily dietary supplement. We also produce and market a blended nutritional supplement product under the Hawaiian Energizer name. Hawaiian Energizer tablets contain Spirulina Pacifica, Bee Pollen and Siberian Ginseng.

          We anticipate that sales of our Spirulina Pacifica products will continue to constitute a substantial portion of net sales during fiscal 2002. Any material decrease in the overall level of sales of, or the prices for, our Spirulina Pacifica products, whether as a result of competition, change in consumer demand, increased worldwide supply of Spirulina or other factors beyond our control, would have a material adverse effect on our business, financial condition and results of operations.

  Natural Astaxanthin

          The year ended March 31, 2001 was the fourth year of commercial production of NatuRose, our natural astaxanthin product for the animal nutrition market, and the second year of commercial production of BioAstin, our natural astaxanthin product for the human nutrition market. Astaxanthin is a red pigment used primarily in the aquaculture industry to impart pink color to the flesh of pen-raised fish and shrimp. The animal nutrition market for astaxanthin is currently dominated by a single producer, HoffmannLaRoche, who produces synthetic astaxanthin from petrochemicals. Hoffmann-LaRoche currently sells synthetic astaxanthin to the aquaculture industry at approximately $2,400 per pure kilogram on average. We are aware that astaxanthin from natural sources other than microalgae are also being developed. As a result of continued growth in the world aquaculture industry, the world market for astaxanthin pigment is currently estimated to exceed $200 million per year. We therefore believe that sales of NatuRose may increase in future periods.

          In March 1999, we announced development of BioAstin, a companion natural astaxanthin product targeted at the human nutrition market. A growing body of scientific literature is demonstrating that the antioxidant properties of natural astaxanthin surpass many of the antioxidant benefits of vitamin C, vitamin E, beta-carotene and other carotenoids. Independent scientific studies have shown that natural astaxanthin has up to 550 times the antioxidant activity of vitamin E and 10 times the antioxidant activity of beta-carotene. In August 1999 we were notified by the FDA that our application to sell BioAstin had been reviewed without objection, allowing us to offer our new product for sale and use in the United States as a human dietary supplement. Upon receiving this notice, we began shipping BioAstin powder to various manufacturers of nutritional supplements while concurrently developing our own consumer product. In January 2000, sales of packaged BioAstin gelcaps were initiated by our wholly- owned subsidiary, Nutrex Hawaii, Inc. We believe that sales of BioAstin, in bulk, packaged consumer form, or as a component of a formulated product, may increase and may ultimately constitute a significant portion of total sales in future periods.

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

          The Company's current research and development efforts are primarily directed at validating the anecdotal indications of BioAstin through clinical evaluations and trials. Furthermore, we are continuing to perform feeding trials to further validate the efficacy of NatuRose as an alternative to synthetic pigments. As a result of this strategic shift, research and development expenses during fiscal 2001 decreased to $265,000, a decrease of 48% and 70% from expenditures of $514,000 and $895,000 in the years 2000 and 1999, respectively. The Company continues to investigate new products and prioritizes its research and development activities to focus on projects that we believe will have the greatest market acceptance and achieve the highest return on the Company's investment. Successful microalgal product development is highly uncertain and is dependent on numerous factors, many of which are beyond the Company's control. Products that appear promising in early phases of development may be found to be ineffective, may be uneconomical because of manufacturing costs or other factors, may be precluded from commercialization due to the proprietary rights of other companies, or may fail to receive necessary regulatory approvals.

Manufacturing

          Cyanotech cultivates and processes its microalgae products at a 90-acre production facility on the Kona Coast of the Island of Hawaii. We have a total of 57 large oval culture ponds and 15 smaller auxiliary culture ponds, all of which are currently available for production. Each of the large ponds has an average surface area of 23,700 square feet (2,200 square meters) and each contain approximately 132,000 gallons (500,000 liters) of culture media. In addition, we have in production six large-scale photobioreactors, each with a capacity of approximately 12,000 gallons (45,000 liters). Also located at this facility are two processing plants, our Spirulina tableting plant, our research and quality control laboratories and three administration buildings.

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

          Spirulina Pacifica is cultivated in a combination of fresh water and a measured amount of nutrient-rich deep ocean water (containing ninety-six trace elements), drawn from a depth of 2,000 feet below sea level. This water is supplemented with the other major required nutrients such as food-grade sodium bicarbonate (baking soda) and infused with carbon dioxide. The Spirulina crop in each pond is circulated by paddlewheels to keep an even blend of nutrients in suspension and a uniform exposure of the algae to sunlight, the other major component of cultivation. Our ponds are engineered to maintain the right media depth for sunlight to permeate each crop completely, facilitating rapid growth. Our system promotes efficient growing conditions, allowing the Spirulina Pacifica algae to reproduce rapidly. Each pond can be harvested, on average, in six days.

          Once ready for harvest, 70% of the Spirulina Pacifica culture is pumped from a pond through underground pipes to our Spirulina processing building where the crop is separated from the culture medium by stainless steel screens. The remaining 30% serves as an innoculum for the next growth cycle. Harvested Spirulina is washed with fresh water three times and vacuum filtered before moving to the drying stage. Culture media removed in processing are recycled. Such recycled media are treated, tested for nutrient content and, if necessary, fortified with nutrients before being returned to the culture ponds for another cycle of cultivation. Our ICBM technology for microalgae cultivation has proven to be a reliable and stable operating environment, allowing us to grow and harvest Spirulina without significant contamination by unwanted algae and associated loss of productivity. We believe that such an accomplishment remains unique to Cyanotech.

          Spirulina Pacifica for use in powder and tablets is dried by our patented low-oxygen Ocean-Chill Drying process which preserves high levels of antioxidant carotenoids. This provides a significant quality edge over competing products. The drying process takes about six seconds and results in a dark green powder similar to flour. We also employ an alternate proprietary drying method to produce Spirulina Pacifica in the flake form. Bulk Spirulina Pacifica powder, tablets and flakes are vacuum-sealed in foil laminate bags along with a packet of oxygen absorbent. This packaging ensures product freshness and extends the shelf life of bulk Spirulina Pacifica products to three years. Another significant benefit of the Ocean-Chill Drying system is our ability to recover the carbon dioxide produced in the drying process. The recovered carbon dioxide is a major required nutrient for algae culture growth.

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

          Spirulina powder is difficult to form into tablets. Most tablet manufacturers either add high amounts (from 10% to 30%) of inert substances to “glue” the tablet together or use a heat granulation process that destroys nutrients. In contrast, our Spirulina Pacifica tablets contain a maximum of 2% of such substances and are produced in cold press compression tablet-making machines. Our Spirulina Pacifica flakes are produced by combining freshly harvested Spirulina Pacifica with food-grade lecithin and drying this blend in a proprietary system. The Company's packaged consumer products are bottled and labeled by a subcontractor in California. This subcontractor is a certified cGMP manufacturer, subject to regular government inspections.

Natural Astaxanthin

          The Haematococcus microalgae which produce astaxanthin grow in fresh water supplemented with nutrients. As such, it is extremely susceptible to contamination by unwanted algae, protozoa, and amoeba. Cyanotech has developed a proprietary system to overcome this problem known as our PhytoDome Closed Culture System or PhytoDome CCS. Using this large-scale photobioreactor, we are able to consistently grow large volumes of contaminant-free cultures of Haematococcus.

          For the final stage of culture, the Haematococcus algae is transferred to open ponds. There, an environmental stress is applied causing spores to form which accumulate high levels of astaxanthin. The media containing these spores are transported through underground pipes to our astaxanthin processing building where the culture media and algal spores are separated. Fresh water recovered from this stage of processing is tested and treated using a proprietary water treatment system. It is then recycled for use in the next production cycle. The algal spores are dried to a fine powder using the low-oxygen Ocean-Chill Drying system. During processing, the spores are cracked in a proprietary system to assure high bioavailability of astaxanthin. Finally the bulk powder is vacuum- sealed in foil laminate bags along with a packet of oxygen absorbent.

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

Distribution and International Sales

          The majority of our bulk Spirulina sales are to companies with their own Spirulina product lines. Many of these companies identify and promote Cyanotech's Hawaiian Spirulina in their products. In the United States, we sell directly to health food manufacturers and health food formulators. Our packaged consumer products sell under the Nutrex Hawaii label in the domestic market through an established health food distribution network. Orders for packaged consumer products are taken at the retail level by one of 45 regional broker representatives and shipped through one of 30 wholesale distributors. In selected foreign markets, we have exclusive sales distributors for both our bulk Spirulina and packaged consumer products.

          NatuRose is presently being sold through a network of agents and distributors directly to aquaculture farmers, aquaculture feed manufacturers, poultry feed formulators, vitamin suppliers and other end users in 18 countries for use in aquaculture feed, poultry feed and pet feed industries. As our product is a natural astaxanthin derived from microalgae, many of these formulators identify NatuRose and Cyanotech as the source of this component in their feed.

          BioAstin is presently being sold to nutritional supplement manufacturers and health food formulators as well as through our wholly-owned subsidiary, Nutrex Hawaii, Inc. During fiscal 2001, BioAstin 1product revenues were derived primarily from sales made directly to retailers and consumers using our toll-free order line (1-888-922-2107) and our internet e-commerce website, www.nutrex-hawaii.com. Interest from wholesale distributors and retailers for BioAstin is increasing and we expect that sales through retail channels will continue to grow as consumers become more aware of the product and its benefits.

          In the years ended March 31, 2001, 2000 and 1999, international sales accounted for approximately 54%, 46% and 40%, respectively, of our net sales. We expect that international sales will continue to represent a significant portion of our net sales in future periods. Our business, financial condition and results of operations may be materially adversely affected by any difficulties associated with managing accounts receivable from international customers, tariff regulations, imposition of governmental controls, political and economic instability or other trade restrictions. Although our international sales are currently denominated in United States dollars, fluctuations in currency exchange rates could cause our products to become relatively more expensive to customers in the affected country, leading to a reduction in sales in that country.

Customers

Spirulina

          We market and sell our Spirulina products to a variety of customers, which range in size from $500 million in annual sales to small retail stores. Several of our major customers are businesses that were established exclusively to market and sell Spirulina products.

          Approximately 19% of our net sales for the year ended March 31, 2001 was to a single customer, Spirulina International B. V. (Spirulina International), a Spirulina marketing and distribution company based in the Netherlands. Sales to this customer were 23% for the year ended March 31, 2000 and 11% of net sales for the year ended March 31, 1999. We believe that sales to this customer will continue to represent a significant portion of total net sales in future periods. Any changes in demand from this customer could have a material adverse effect on our business, financial condition and results of operations.

          We market and sell our Spirulina products to a variety of other customers, including:

          Health Food Manufacturers. Health food manufacturers often use Cyanotech's Spirulina products as a key ingredient in their Spirulina-based products, or as an ingredient in their health food formulations. These customers purchase bulk powder or bulk tablets and package the products under their brand label for sale to the health and natural food markets. Many of the products produced by these customers are often marketed and sold domestically in direct competition with our Nutrex Hawaii line of retail consumer products.

          Private Label Customers. We currently provide private label retail consumer products to six international customers. Products for these customers are manufactured only upon receipt of an order and no finished product inventories are maintained.

          Retail Distributors. Retail distributors act as product wholesalers to independent and chain retailers. The majority of domestic Nutrex Hawaii sales in the year ended March 31, 2001 were to 30 distributors.

          Natural Products Distributors. In the year ended March 31, 2001, we sold bulk Spirulina products to twelve domestic and six foreign customers engaged in the business of distributing natural raw materials to health and natural food manufacturers. These distributors provide their customers with standardized quality control, warehousing and distribution services, and charge a mark up on the products for providing these services. These distributors may differentiate the products they sell, but they generally treat the products as commodities, with price being the major determining factor in their purchasing decision.

Natural Astaxanthin

          NatuRose is presently being sold through a network of agents and distributors directly to aquaculture farmers, vitamin suppliers, aquaculture feed manufacturers and other end users in 18 countries for use in aquaculture feed, poultry feed and pet feed. As our product is a natural astaxanthin derived from microalgae, many of these formulators identify NatuRose and Cyanotech as the source of this component in their feed.

          BioAstin is presently being sold to nutritional supplement manufacturers and health food formulators as well as through our wholly-owned subsidiary, Nutrex Hawaii, Inc. During fiscal 2001, BioAstin consumer product revenues were derived primarily from sales made directly to retailers and consumers using our toll-free order line (1-888-922-2107) and our internet e-commerce website, www.nutrex-hawaii.com.

Competition

Spirulina

          Our Spirulina Pacifica products compete with a variety of vitamins, dietary supplements, other algal products and similar nutritional products available to consumers. The nutritional products market is highly competitive. It includes international, national, regional and local producers and distributors, many of whom have greater resources than Cyanotech, and many of whom offer a greater variety of products. Our direct competition in the Spirulina market is currently from Dainippon Ink and Chemical Company's Earthrise facility in California and several farms in China. To a lesser extent, we compete with numerous smaller farms in China, India, Thailand, Taiwan, Cuba and South Africa. Packaged consumer products marketed under our Nutrex Hawaii brand also compete with products marketed by health food manufacturing customers of Cyanotech who purchase bulk Spirulina from us and package it for retail sales. A decision by another company to focus on Cyanotech's existing or target markets or a substantial increase in the overall supply of Spirulina could have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that we will not experience competitive pressure, particularly with respect to pricing, that could adversely affect us.

Natural Astaxanthin

          Our natural astaxanthin product for the animal nutrition market, NatuRose, competes directly with the synthetic astaxanthin products produced and marketed for the commercial feed and aquaculture industry worldwide by Hoffmann-LaRoche and BASF. Although we are unaware of any animal nutrition studies indicating that natural astaxanthin has any benefits not otherwise provided by synthetic astaxanthin, we believe there is a significant international market for pen raised seafood whose diet consists of nutrients derived from natural sources. Independent scientific analysis has shown that the molecular structure of the astaxanthin derived from Haematococcus algae more closely resembles the astaxanthin obtained naturally by fish in the wild, than that of synthetic astaxanthin produced by other manufacturers. NatuRose received an additional affirmation in August 2000 when the FDA approved its use as a color additive in the feed of salmon and trout grown or sold in the United States. This approval allows us to sell NatuRose to domestic salmon and trout producers as well as to foreign producers whose products are destined for the US market. During fiscal 2001, two additional producers, Archer Daniels Midland (ADM) and Igene Biotechnology, Inc., entered the market with natural astaxanthin products derived from Phaffia yeast. Several other companies have announced plans to produce commercial quantities of natural astaxanthin but we believe that these companies are presently producing only small quantities for test purposes. We believe there is commercial demand for a natural astaxanthin pigment for animal feed and that our NatuRose product can compete against such other products on the basis of product performance and price.

          BioAstin, our natural astaxanthin product for the human nutrition market, was the first natural astaxanthin product for human consumption to be reviewed without exception by the FDA. Presently, BioAstin competes directly in the United States with “Asta-Factor,” a natural astaxanthin product produced and marketed by Aquasearch, Inc. (Aquasearch), as well as a variety of vitamins, dietary supplements and other antioxidant products available to consumers. In certain portions of the European market, BioAstin competes directly with “Astaxin”, a microalgae-based natural astaxanthin product produced by AstaCarotene AB of Sweden. The nutritional products market is highly competitive. It includes international, national, regional and local producers and distributors, many of whom have greater resources than Cyanotech, and many of whom offer a greater variety of products.

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

Government Regulation

          Cyanotech's products, potential products and its manufacturing and research activities are subject to varying degrees of regulation by a number of government authorities in the United States and in other countries, including the United States Food and Drug Administration pursuant to the Federal Food, Drug and Cosmetic Act. The FDA regulates, to varying degrees and in different ways, dietary supplements, other food products, diagnostic medical devices and pharmaceutical products, including their manufacture, testing, exportation, labeling, and, in some cases, advertising.

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

          The Federal Dietary Supplement Health and Education Act (DSHEA) regulates the use and marketing of dietary supplements, including vitamin products. The DSHEA covers only dietary supplements and contains a number of provisions that differentiate dietary supplements from other foods. The DSHEA also sets forth standards for adulteration of dietary supplements or ingredients thereof and establishes current food Good Manufacturing Practices (cGMP) requirements for dietary supplements. It also provides detailed requirements for the labeling of dietary supplements, including nutrition and ingredient labeling. We currently believe that Spirulina Pacifica and BioAstin, marketed as dietary supplements, are exempt from FDA regulation of food additives.

          Our Spirulina manufacturing processes and our contract bottlers are required to adhere to cGMP as prescribed by the FDA. We believe that we are currently in compliance with all applicable cGMP and other food regulations. Compliance with relevant cGMP requirements can be onerous and time consuming, and there can be no assurance that Cyanotech can continue to meet relevant FDA manufacturing requirements for existing products or meet such requirements for any future products. Ongoing compliance with food cGMP and other applicable regulatory requirements are monitored through periodic inspections by state and federal agencies, including the FDA, the Hawaii Department of Health and comparable agencies in other countries. Our processing facility is also inspected annually for organic certification by Quality Assurance International and for Kosher certification by Organized Kashrus Laboratories. The use of Spirulina as a food additive for seasoning on salads or pasta or for other food uses has not been cleared by the FDA. However, the FDA has listed Spirulina in the category of Generally Recognized As Safe (GRAS) dietary supplements. We currently market the product for these food uses on the basis of our belief that its use in these food applications is generally recognized as safe and therefore is not subject to FDA pre-market clearances as a food additive.

          In August 2000, we received notice that our natural astaxanthin product for the animal nutrition market, NatuRose, had been approved by the FDA for use as a color additive in the feed of salmon and trout. The FDA approval of NatuRose adds to the clearances we had already received in Japan and Canada and organic registration for use in feed in New Zealand. With FDA approval, we are able to sell NatuRose to US salmon and trout producers as well as to foreign producers whose products are destined for the US market. The process of obtaining clearances for a new color additive is expensive and time consuming. Extensive information is required on the toxicity of the additive, including carcinogenicity studies and other animal testing. No assurances can be given that any of our proposed products intended for use as feed additives will be approved on a timely basis for use in countries other than those mentioned above, if at all.

          As in vitro diagnostic medical device components, phycobiliprotein products do not currently require pre- market clearances by the FDA. However, as a component of a medical device, they can be subject to other various medical device requirements, including cGMP requirements.

Patents, Licenses and Trademarks

          Although we regard our proprietary technology, trade secrets, trademarks and similar intellectual property as critical to our success, we rely on a combination of trade secret, contract, patent, copyright and trademark law to establish and protect our rights in our products and technology. There can be no assurance that we will be able to protect our technology adequately or that competitors will not be able to develop similar technology independently. In addition, the laws of certain foreign countries may not protect the Company's intellectual property rights to the same extent as the laws of the United States. Cyanotech has two United States patents issued to it and a patent pending on the PhytoDome CCS system. In addition, Cyanotech has filed four patent applications for specific uses of BioAstin, and has received a notice of allowance for the use of BioAstin in the treatment of carpal tunnel syndrome (CTS). Litigation in the United States or abroad may be necessary to enforce our patent or other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. Such litigation, even if successful, could result in substantial costs and diversion of resources and could have a material adverse effect on our business, results of operations and financial condition. Additionally, if any such claims are asserted against us, we may seek to obtain a license under the third party's intellectual property rights. There can be no assurance, however, that a license would be available on terms acceptable or favorable to us, if at all.

Associates

          Cyanotech employed 53 full-time associates as of March 31, 2001. Approximately 35 associates are involved in the harvesting and production process, 4 are involved in research and product development, and the remainder are involved in sales, administration and support. Management believes that its relations with its associates are good. We have not experienced difficulty in attracting personnel and none of our associates are represented by a labor union.

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

	2001		2000		1999
United States	$ 3,676	46%	$ 3,992	54%	$ 4,075	60%
Canada/South America	509	6%	371	5%	426	6%
The Netherlands	1,542	19%	1,715	23%	717	11%
Europe, excluding the Netherlands	640	8%	613	8%	498	7%
China	119	1%	73	1%	50	1%
Asia/Pacific, excluding China	1,557	20%	634	9%	972	15%
Total Product Sales Revenues	$ 8,043	100%	$ 7,398	100%	$ 6,738	100%

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

          During 1997, we reached a preliminary agreement with the State of Hawaii to lease an additional 93 acres at the HOST Park, which increased the total acreage under lease to 183 acres. The State of Hawaii has agreed to allow the Company to lease this additional 93 acres on a year-to-year basis, until such time that the Company determines the need for a longer lease term. The construction work performed on this expansion acreage was the subject of the asset impairment charge of $2,796,000 recorded during fiscal 2000. Management has decided to continue to lease this parcel in anticipation of future expansion. Our current lease agreement is effective through December 31, 2001. Subject to available funds, we ultimately plan to use this new property to construct a larger astaxanthin production facility and additional culture ponds that would use the PhytoDome CCS technology. We believe that there is sufficient available land at the HOST Park to meet our currently planned future needs.

Item 3. Legal Proceedings

          On July 13, 1998, the Company filed a complaint (Case No. CV98-00600) in United States District Court for the District of Hawaii (Court) against Aquasearch, seeking declaratory judgment of patent noninfringement, patent invalidity, and non-misappropriation of trade secrets relating to closed culture production of astaxanthin. Aquasearch answered the complaint and filed counter claims alleging patent infringement, trade secret misappropriation, unfair competition and breach of contract.

          In December 1999, the Court granted Aquasearch’s related motion that Cyanotech infringes its patent. The Court also granted Aquasearch’s partial summary judgment motion finding that Cyanotech misappropriated Aquasearch trade secrets and committed a breach of contract.

          In the fourth quarter of fiscal 2001, Cyanotech and Aquasearch settled this litigation without admission of liability by either party. Terms of the agreement are confidential. Under this agreement, Cyanotech agreed to an injunction that prevents it from using any tube system for microalgal production that infringes Aquasearch’s U.S. Patent No. 5,541,056. Aquasearch agreed that Cyanotech’s current proprietary process for producing microalgae, known as the PhytoDome CCS system, does not infringe its aforementioned patent. Both parties agreed to dismiss, with prejudice, all claims that the parties asserted in the litigation. The Court entered an Order to that effect and that Aquasearch’s aforementioned patent is valid and enforceable. Cyanotech further agreed to pay Aquasearch an undisclosed settlement, including royalties, for a limited time, on future sales of BioAstin. Amounts due at March 31, 2001 under this settlement have been fully accrued by the Company. Cyanotech management does not expect that future royalty payments will have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

Item 4. Submission of Matters to a Vote of Security Holders

          No matters were submitted to a vote of the stockholders during the fourth quarter of fiscal 2001.

Part II

Item 5. Market for Common Equity and Related Stockholder Matters

          The information required by this Item is incorporated by reference to the Section labeled “Market for Common Equity and Related Stockholder Matters” appearing on page 24 in the Company’s 2001 Annual Report to Stockholders, attached as Exhibit 13.

Item 6. Selected Financial Data

(in thousands, except per share data)                       Years ended March 31,
                                           2001        2000        1999        1998        1997
                                        ---------   ---------   ---------   ---------   ---------
Results of Operations
Net sales                               $  8,043    $  7,398    $  6,738    $  7,627    $ 11,399
Gross profit                               2,345       1,503         973       3,137       6,809
Impairment of long-lived assets               --       2,796          --          --          --
Income (loss) from operations (a)           (708)     (4,312)     (2,642)       (300)      3,751
Net income (loss) (a)                     (1,067)     (4,485)     (2,557)       (300)      4,159
Net income (loss) per common share
Basic (a)                               $  (0.07)   $  (0.34)   $  (0.21)   $  (0.05)   $   0.31
Diluted (a)                             $  (0.07)   $  (0.34)   $  (0.21)   $  (0.05)   $   0.25
Average Shares Outstanding
Basic                                     15,997      13,775      13,602      12,909      12,583
Diluted                                   15,997      13,775      13,602      12,909      16,598

Selected Balance Sheet Data
Cash and investment securities          $  2,269    $    405    $    323    $  1,397    $  6,729
Working capital                            4,177       2,094         917       2,596       9,065
Total assets                              21,423      19,689      23,621      25,667      26,015
Long-term debt and capital lease
obligations, excluding current
maturities                                 4,336       1,307          13         129         559
Stockholders' equity                      15,695      16,645      20,707      23,174      23,335

          (a) Loss from operations, net loss and net loss per common share for the year ended March 31, 2000 reflect the effect of an asset impairment charge of $2,796. For further detail, see the sections “Operating Expenses-Impairment of Long-Lived Assets” and “Liquidity and Capital Resources” in Management’s Discussion and Analysis of Financial Condition and Results of Operations from the Company’s fiscal 2000 Annual Report.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          The information required by this Item is incorporated by reference to the Section labeled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing on pages 4 through 8 in the Company’s 2001 Annual Report to Stockholders, attached as Exhibit 13.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

          We have not entered into any transactions using derivative financial instruments or derivative commodity instruments and believe that our exposure to market risk associated with other financial instruments is not material.

Item 8. Financial Statements and Supplementary Data

          The consolidated balance sheets of the Company and subsidiaries as of March 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended March 31, 2001, together with the accompanying notes and the related Independent Auditors’ Report, all contained on pages 9 through 23 in the Company’s 2001 Annual Report to Stockholders attached as Exhibit 13, are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          Not applicable.

Part III

Item 10. Directors and Executive Officers; Compliance with Section 16(a) of the Exchange Act

(a) Identification of Directors

The information required by this Item is incorporated by reference from the Sections captioned “Proposal One: Election of Directors,” “Certain Transactions,” “Security Ownership of Certain Beneficial Owners and Management” and “Compliance with Section 16(a) of the Exchange Act” contained in Cyanotech’s definitive 2001 Proxy Statement.

(b) Identification of Executive Officers

The executive officers of Cyanotech and their ages and positions as of March 31, 2001 are as follows:

                    Name                       Age                       Position
                    ----                       ---                       --------

   Gerald R. Cysewski, Ph.D................52      Chairman of the Board, President and Chief
                                                   Executive Officer
   Ronald P. Scott.........................46      Executive Vice President - Finance and
                                                   Administration, Secretary, Treasurer
   Glenn D. Jensen.........................42      Vice President - Operations
   Kelly J. Moorhead.......................45      Vice President - Sales and Marketing
   R.  Shane Rohan.........................41      Vice President - Production

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

Mr. Moorhead, who joined the Company in 1984, has served as Vice President - Sales and Marketing since September 1999; from June, 1998 to September 1999, he was Vice President of New Product Development; from October 1997 to June 1998, he was Vice President - Sales and Marketing; from August 1996 to October 1997 he was Vice President - International Sales; from December 1991 to August 1996 he was Vice President - Sales and Marketing and President of Nutrex, Inc; from August 1987 to December 1991, he served as Vice President - Production. Prior to joining Cyanotech, Mr. Moorhead worked at the Oceanic Institute in Honolulu, Hawaii where he conducted research on production of Spirulina from agricultural waste. Mr. Moorhead holds a B.S. degree in Aquatic Biology from the University of California, Santa Barbara.

Mr. Rohan has served as Vice President - Production since July 2000. From April 1994 to July 2000, he served as Production Manager. Mr. Rohan joined Cyanotech as a Culture Biologist in November 1992. Prior to joining Cyanotech, Mr. Rohan worked as a Senior Research Assistant in the Marine Biology Department at the Scripps Institute of Oceanography. Mr. Rohan holds a B. S. degree in Marine Natural Products Chemistry from the University of California, San Diego.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference from the section captioned “Executive Compensation and Other Information,” “Director Remuneration” and “Stockholder Return Performance Graph” contained in Cyanotech’s definitive 2001 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by this Item is incorporated by reference from the section captioned “Security Ownership of Certain Beneficial Owners and Management” contained in Cyanotech’s definitive 2001 Proxy Statement.

Item 13. Certain Relationships and Related Transactions

Not applicable.

Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) (1). The following Consolidated Financial Statements of Cyanotech Corporation and its subsidiaries are incorporated herein by reference pursuant to Item 8:

                                                                  Page in 2001
                                                                  Annual Report
                                                                 To Stockholders
                                                                 ---------------

Independent Auditors' Report..................................................23
Consolidated Balance Sheets as of March 31, 2001 and 2000......................9
Consolidated Statements of Operations for each of the years
     in the three-year period ended March 31, 2001............................10
Consolidated Statements of Stockholders' Equity for
     each of the years in the three-year period ended March 31, 2001..........11
Consolidated Statements of Cash Flows for each of the years
     in the three-year period ended March 31, 2001............................12
Notes to Consolidated Financial Statements.................................13-22

(a) (2). The following financial statement schedule is included in this report on the pages indicated below:

Schedule II Valuation and
Qualifying Accounts...........................................................17
Independent Auditors'7 Report on Schedule.....................................18

Schedules not listed above are omitted because of the absence of the conditions under which they are required or because the required information is included in the consolidated financial statements or notes thereto, which financial statements are incorporated by reference.

(a) (3). Index to exhibits

Exhibit Number Document Description

  3.1                   Company's Quarterly Report on Form 10-QSB for the quarter ended December 31,
                        1996, file no. 0-14602.)
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
 10.2                   Stockholders Agreement dated as of May 17, 1993. (Incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-KSB for
                        the fiscal year ended March 31, 1994, file no. 0-14602.)
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
 10.6                   Term Loan Agreement dated April 21, 2000 between the Company and B&I
                        Lending, LLC. (Incorporated by reference to Exhibit 10.11 to the Company’s
                        Annual Report on Form 10-K for the year ended March 31, 2000, file no 014602.)
 11.1                   Statement re: Computation of Earnings per Share.
 13                     2001 Annual Report to Stockholders (portions only).
 21.1                   Subsidiaries of the Company.
 23.1                   Accountants' Consent.

(b)     Reports on Form 8-K

The Registrant did not file any reports on Form 8-K during the fourth quarter of the 2001 fiscal year.

No Annual Report to Stockholders or proxy material has been sent to Stockholders as of this date. Such report and proxy material will be furnished to Stockholders after the filing of this Form and copies of such materials will be furnished to the Commission when they are sent to Stockholders.

Schedule II

Cyanotech Corporation and Subsidiaries

Valuation and Qualifying Accounts (in thousands)

Years Ended March 31, 2001, 2000 and 1999
                  Column A             Column B               Column C               Column D      Column E
                                                              Additions

                                       Balance at     Charged to      Charged to                   Balance at
                                       Beginning      Costs and       Other                        End of
              Description              of Year        Expenses        Accounts       Deductions    Year
Allowance for Doubtful Receivables

2001                                   $       10             10              --             --    $      20
2000                                   $       12              7              --              9    $      10
1999                                   $       10              5              --              3    $      12

INDEPENDENT AUDITORS’ REPORT ON SCHEDULE

The Board of Directors
Cyanotech Corporation:

Under date of April 27, 2001 we reported on the consolidated balance sheets of Cyanotech Corporation and subsidiaries as of March 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended March 31, 2001, as contained in the 2001 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year ended March 31, 2001. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in Item 14(a)(2). The financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
Honolulu, Hawaii
April 27, 2001

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 22nd day of June, 2001.

CYANOTECH CORPORATION

>By:/s/ Gerald R. Cysewski, Ph. D.
Gerald R. Cysewski, Ph.D.
Chairman of the Board,
President and Chief
Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signatures                            Title                                Date
        ----------                            -----                                ----

/s/ Gerald R. Cysewski          Chairman of the Board, President and            June 22, 2001
-------------------------       Chief Executive Officer  (Principal             -------------
Gerald R. Cysewski, Ph.D.       Executive Officer and Director)

/s/ Ronald P. Scott             Executive Vice President - Finance and          June 22, 2001
-------------------------       Administration, Secretary and Treasurer         -------------
Ronald P. Scott                 (Principal Financial and Accounting
                                Officer and Director)

/s/ Eric H. Reichl              Director                                        June 22, 2001
-------------------------                                                       -------------
Eric H. Reichl

/s/ David I. Rosenthal          Director                                        June 22, 2001
-------------------------                                                       -------------
 David I. Rosenthal

/s/ John T. Waldron             Director                                        June 22, 2001
-------------------------                                                       -------------
John T. Waldron

/s/ Paul C. Yuen                Director                                        June 22, 2001
-------------------------                                                       -------------
Paul C. Yuen