Form 10-Q
period 2001-06-30
CYANOTECH CORP
filed 2001-08-13
CIK 768408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarterly Period Ended June 30, 2001

Commission File Number 0-14602

CYANOTECH CORPORATION
(Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	91-1206026 (IRS Employer Identification No.)

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

Number of common shares outstanding as of July 31, 2001:

Title of Class	Shares Outstanding
Common stock - $.005 par value stock	17,031,034

CYANOTECH CORPORATION
FORM 10-Q

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

         Consolidated Balance Sheets (unaudited) June 30, 2001 and March 31, 2001

         Consolidated Statements of Operations (unaudited) Three-month periods ended June 30, 2001 and 2000

         Consolidated Statements of Cash Flows (unaudited) Three-month periods ended June 30, 2001 and 2000

         Notes to Consolidated Financial Statements (unaudited)

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

PART I. FINANCIAL INFORMATION
 Item 1. Financial Statements

CYANOTECH CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands except share amounts)
(Unaudited)

                                                                                   June 30,               March 31,
                                                                                     2001                   2001
                                                                              -------------------     -----------------
Current assets:
     Cash and cash equivalents                                                $            1,428      $          2,269
     Accounts receivable, net                                                              1,978                 1,110
     Refundable income taxes                                                                   8                     8
     Inventories  (note 2)                                                                 1,656                 2,004
     Prepaid expenses                                                                        105                    49
                                                                              -------------------     -----------------
              Total current assets                                                         5,175                 5,440

Equipment and leasehold improvements, net (note 3)                                        14,606                14,861
Other assets                                                                               1,084                 1,122
                                                                              -------------------     -----------------
              Total assets                                                    $           20,865      $         21,423
                                                                              ===================     =================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current maturities of long-term debt                                     $            1,490      $            242
     Accounts payable                                                                        621                   772
     Accrued expenses                                                                        256                   249
                                                                              -------------------     -----------------
              Total current liabilities                                                    2,367                 1,263
Long-term debt, excluding current maturities
     Term loan                                                                             3,029                 3,086
     Convertible debentures                                                                   --                 1,250
Deferred revenue                                                                             116                   129
                                                                              -------------------     -----------------
              Total liabilities                                                            5,512                 5,728
                                                                              -------------------     -----------------
Stockholders' equity:
     Common Stock of $0.005 par value, authorized 25,000,000
         shares at March 31, 2001;  issued and outstanding
         17,031,034 shares at June 30, 2001 and 16,949,702 shares
         at March 31, 2001

                                                                                              85                    85
     Additional paid-in capital                                                           24,551                24,480
     Accumulated deficit                                                                  (9,283)               (8,870)
                                                                              -------------------     -----------------
              Total stockholders' equity                                                  15,353                15,695
                                                                              -------------------     -----------------

                    Total liabilities and stockholders' equity                $           20,865     $          21,423
                                                                              ===================     =================

See accompanying notes to consolidated financial statements.

CYANOTECH CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

                                                                 Three Months Ended
                                                                      June 30,
                                                             2001                 2000
                                                       ----------------     ----------------

NET SALES                                              $         2,313      $         2,166
COST OF PRODUCT SALES                                            1,635                1,462
                                                       ----------------     ----------------
        Gross Profit                                               678                  704
                                                       ----------------     ----------------

OPERATING EXPENSES
        Research and development                                    97                   74
        General and administrative                                 484                  325
        Sales and marketing                                        395                  259
                                                       ----------------     ----------------
        Total operating expenses                                   976                  658
                                                       ----------------     ----------------
        Income (loss) from operations                             (298)                  46
                                                       ----------------     ----------------

OTHER INCOME (EXPENSE):
        Interest income                                             21                   24
        Interest expense                                          (140)                 (98)
        Other income, net                                            4                    6
                                                       ----------------     ----------------
                   Total other expense                            (115)                 (68)
                                                       ----------------     ----------------
                   Loss before income taxes                       (413)                 (22)
INCOME TAXES                                                        --                   --
                                                       ----------------     ----------------
NET LOSS                                               $          (413)     $           (22)
                                                       ================     ================

NET LOSS PER COMMON SHARE
     Basic and Diluted                                 $         (0.02)     $           0.00

SHARES USED IN CALCULATION OF:
     Basic and Diluted                                           17,008               14,951

See accompanying notes to consolidated financial statements.

CYANOTECH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

                                                                                    Three Months Ended
                                                                                         June 30,
                                                                                 2001              2000
                                                                             ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                $      (413)      $       (22)
     Adjustments to reconcile net loss to net cash used in
     operating activities:
             Depreciation and amortization                                           328               339
             Amortization of debt issue costs                                         33                23
             Issuance of stock in exchange for services                               80                --
             Net (increase) decrease in:
                     Accounts receivable                                            (868)               49
                     Inventories                                                     348              (147)
                     Refundable income taxes                                          --                (8)
                     Prepaid expenses and other assets                               (51)               20
             Net increase (decrease) in:
                     Accounts payable                                               (151)             (618)
                     Deferred revenue                                                (13)               --
                     Accrued expenses                                                  7              (142)
                                                                             ------------      ------------
Net cash used in operating activities                                               (700)             (506)
                                                                             ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Investment in equipment and leasehold improvements                              (73)              (87)
                                                                             ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of term loan                                              --             3,500
     Proceeds from issuance of convertible debentures                                 --             1,250
     Net proceeds from exercise of stock options                                      --                 5
     Principal payments on long-term debt                                            (57)           (1,509)
     Debt issue costs                                                                 --              (488)
     Stock issuance costs                                                            (11)               --
     Restricted cash requirement                                                      --              (500)
                                                                             ------------      ------------
Net cash provided by (used in) financing activities                                  (68)            2,258
                                                                             ------------      ------------
Net increase (decrease) in cash and cash equivalents                                (841)            1,665
Cash and cash equivalents at beginning of period                                   2,269               405
                                                                             ------------      ------------
Cash and cash equivalents at end of period                                   $     1,428       $     2,070
                                                                             ============      ============
Supplemental disclosure of non-cash financing activities:
     -issuance of warrants in connection with issuance of
         long-term debt                                                      $        --       $       121
                                                                             ============      ============
     -conversion of convertible debentures to common stock                   $         2       $        --
                                                                             ============      ============

See accompanying notes to consolidated financial statements.

CYANOTECH CORPORATION
FORM 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2001
(Unaudited)

1.       BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements and notes should be read in conjunction with the Company’s consolidated financial statements contained in the Company’s previously filed report on Form 10-K for the year ended March 31, 2001.

The Company consolidates enterprises in which it has a controlling financial interest. The accompanying consolidated financial statements include the accounts of Cyanotech Corporation and its wholly-owned subsidiary, Nutrex-Hawaii, Inc. All significant intercompany balances and transactions have been eliminated in consolidation. While the financial information furnished as of and for the three month period ended June 30, 2001 is unaudited, the statements in this report reflect all material items which, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the dates of the consolidated balance sheets. The operating results for the interim period presented are not necessarily indicative of the results that may be expected for the year ending March 31, 2002.

As the Company's operations are solely related to microalgae-based products, management considers its operations to be one industry segment.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates.

2.        INVENTORIES

Inventories are stated at the lower of cost (which approximates first-in, first-out) or market and consist of the following (dollars in thousands):

                                         June 30, 2001        March 31, 2001
                                        ---------------      ----------------
                Raw materials           $           96       $            82
                Work in process                    174                   174
                Finished goods                   1,231                 1,607
                Supplies                           155                   141
                                        ---------------      ----------------
                                        $        1,656       $         2,004
                                        ===============      ================

3.        EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Owned equipment and leasehold improvements are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives for furniture and fixtures and the shorter of the lease terms or estimated useful lives for leasehold improvements as follows:

        Equipment                                         3 to 10 years
        Leasehold improvements                           10 to 25 years
        Furniture and fixture                                   7 years

         Equipment and leasehold improvements consist of the following (dollars in thousands):

                                                             June 30, 2001     March 31, 2001
                                                             --------------    --------------
        Equipment                                            $       9,235     $       9,164
        Leasehold improvements                                      13,956            13,926
        Furniture and fixtures                                          83                83
                                                             --------------    --------------
                                                                    23,274            23,173
        Less accumulated depreciation and amortization              (9,033)           (8,705)
        Construction in-progress                                       365               393
                                                             --------------    --------------
        Equipment and leasehold improvements, net            $      14,606     $       14,861
                                                             ==============    ==============

4.        EARNINGS PER SHARE

For the three months ended June 30, 2001 and 2000, warrants and options to purchase Common Stock of the Company and convertible debentures were outstanding, but were not included in the computation of Diluted net loss per common share because the inclusion of these securities would have had an antidilutive effect on the net loss per common share. For the three months ended June 30, 2000, convertible preferred stock was outstanding, but were not included in the computation of Diluted net loss per common share because the inclusion of these instruments would have had an antidilutive effect on the net loss per common share. As of June 30, 2001, warrants and options to acquire 994,030 shares of the Company’s common stock and debentures convertible into 832,000 shares of the Company’s common stock were outstanding. As of June 30, 2000, warrants and options to acquire 918,430 shares of the Company’s common stock, preferred stock convertible into 1,855,155 shares of the Company’s common stock and debentures convertible into 833,333 shares of the Company’s common stock were outstanding.

Following is a reconciliation of the numerators and denominators of the Basic and Diluted net loss per Common Share computations for the periods presented (in thousands except share data):

                                                                         June 30,           June 30,
        BASIC AND DILUTED LOSS PER SHARE                                   2001               2000
                                                                      -------------       -------------
        Net loss                                                      $       (413)       $        (22)
        Less: Requirement for Preferred Stock dividends                         --                 (39)
                                                                      -------------       -------------
        Loss attributable to Common stockholders                      $       (413)       $        (61)
                                                                      =============       =============
        Weighted average Common Shares outstanding                      17,007,797          14,951,363
                                                                      =============       =============
        Net loss per common share                                     $      (0.02)       $       0.00
                                                                      =============       =============

5.        RECENT ACCOUNTING PRONOUNCEMENTS

Accounting for Derivative Instruments and Hedging Activities In June 1998, the Financial Accounting Standards Board (FASB), issued Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets of liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In July 1999, the FASB issued SFAS No 137, “Accounting for Derivative Instruments and Certain Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an Amendment of FASB Statement No. 133,” which defers the effective date of SFAS No. 133 to be effective for all fiscal quarters of fiscal years beginning after June 15, 2000. In June 2000, the FASB Issued SFAS No 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities, An Amendment of FASB Statement No. 133,” which addresses a limited number of issues causing implementation difficulties for certain entities that apply SFAS No. 133. The Company currently holds no derivative instruments, nor is it currently participating in hedging activities. The adoption of SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, did not have a material effect on the Company’s financial condition, results of operations or liquidity.

Business Combinations In July 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires that all business combinations be accounted for under the purchase method of accounting. SFAS No. 141 also changes the criteria for the separate recognition of intangible assets acquired in a business combination. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. The adoption of SFAS No. 141 is not expected to have a material effect on the Company's financial condition, results of operations or liquidity.

Goodwill and Other Intangible Assets In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired individually or as part of a group of other assets not constituting a business. SFAS No. 142 also addresses, regardless of how acquired, the subsequent accounting and measurement of goodwill and intangible assets. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS No. 142 is effective for fiscal years beginning after December 31, 2001. The adoption of SFAS No. 142 is not expected to have a material effect on the Company’s financial condition, results of operations or liquidity.

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

Results of Operations

         The following table sets forth certain consolidated statement of operations data as a percentage of net sales for the periods indicated:

                                                                      Three Months Ended
                                                                           June 30,
                                                                     2001           2000
                                                                 ------------   ------------
        Net sales                                                    100.0%       100.0%
        Cost of product sales                                         70.7           67.5
                                                                 ------------   ------------
                Gross profit                                          29.3           32.5
                                                                 ------------   ------------
        Operating expenses:
                Research and development                               4.2            3.4
                General and administrative                            20.9           15.0
                Sales and marketing                                   17.1           12.0
                                                                 ------------   ------------
                Total operating expenses                              42.2           30.4
                                                                 ------------   ------------
                Income (loss) from operations                        (12.9)           2.1
                                                                 ------------   ------------
        Other income (expense):
                Interest income                                        0.9            1.1
                Interest expense                                      (6.1)          (4.5)
                Other income, net                                      0.2            0.3
                                                                 ------------   ------------
                Total other expense                                   (5.0)          (3.1)
                                                                 ------------   ------------
                Loss before income taxes                             (17.9)          (1.0)
        Income taxes                                                    --             --
                                                                 ------------   ------------
        Net loss                                                     (17.9) %        (1.0) %
                                                                 ============   ============

First Quarter of Fiscal 2002 Compared to First Quarter of Fiscal 2001

Net Sales

        Net sales for the three month period ended June 30, 2001 were $2,313,000, 7% higher than the $2,166,000 recorded in the comparable period in fiscal 2001. This increase is primarily due to increased sales of packaged consumer products, packaged private label products and bulk Spirulina products, partially offset by decreased sales of bulk natural astaxanthin products. The increase in sales of packaged consumer products resulted primarily from our increased sales and marketing effort in the consumer market. The increase in sales of bulk Spirulina products is due primarily to greater sales of powder and tablets to our largest customer, a European distributor of natural products. Sales to this customer, Spirulina International, B.V., accounted for 15% and 13% of total net sales for the three month periods ended June 30, 2001 and 2000, respectively.

        International sales as a percent of net sales for the three month period ended June 30, 2001, increased slightly to 50% from the comparable period of fiscal 2001.

Gross Profit

        Gross profit represents net sales less the cost of goods sold, which includes the cost of materials, manufacturing overhead costs, direct labor expenses and depreciation and amortization. Gross profit decreased slightly to $678,000 for the three months ended June 30, 2001, from $704,000 in the comparable period of fiscal 2001. Our gross profit margin decreased to 29% for the three month period ended June 30, 2001, compared to 33% for the comparable period of fiscal 2001. This decreased percentage is primarily attributable to increased production costs resulting from reduced production levels.

Operating Expenses

        Operating expenses were $976,000 during the three month period ended June 30, 2001, an increase of 48% from $658,000 in the comparable period of fiscal 2001. This increase was due to increased expenditures in all categories, as described below.

        Research and Development. Research and development expenses of $97,000 in the current period were an increase of 31% from $74,000 for the comparable period of fiscal 2001. Higher expenditures for clinical studies and related outside service expenses were the primary cause of the increase.

        Sales and Marketing. Sales and marketing expenses were up 53% to $395,000 in the current period from $259,000 for the comparable period of fiscal 2001. Higher advertising and promotion expenses for all products accounted for this increase.

        General and Administrative. General and administrative expenses of $484,000 for the current period were an increase of 49% from the comparable period of fiscal 2001. Higher corporate insurance and consulting service costs caused nearly all of this increase.

Other Expense

        Other expense of $115,000 for the current period increased 69% from the comparable period of fiscal 2001, primarily from increased interest expense on higher outstanding debt and amortization of capitalized debt issue costs.

Income Taxes

        A provision for income taxes was not recorded in either three month period due to the Company's taxable loss position.

Net Loss

        The Company recorded a net loss of $413,000 for the first quarter of fiscal 2002, compared to the net loss of $22,000 for the comparable period of fiscal 2001. The change is primarily attributable to increased operating expenses and interest expenses.

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

Liquidity and Capital Resources

        Working capital at June 30, 2001 decreased by $1,369,000 to $2,808,000 from $4,177,000 at March 31, 2001, primarily from reclassification of convertible debentures from long-term to current liabilities, as such debentures are due April 30, 2002. Cash and cash equivalents decreased by $841,000 to $1,428,000 at June 30, 2001 from March 31, 2001 and is primarily because of cash flows used in operating activities of $700,000.

        Cash used in operating activities during the first three months of fiscal 2002 was $194,000 higher than the $506,000 used in the comparable period of fiscal 2001. The primary use of cash flows during the three months ended June 30, 2001 was due to the net loss of $413,000 and timing differences in the settlement of current assets and current liabilities.

        Cash used in investing activities (for capital expenditures) during the first three months of fiscal 2002 decreased to $73,000 from $87,000 for the comparable period of fiscal 2001.

        Cash used in financing activities during the current period amounted to $68,000, compared to cash provided by financing activities of $2,258,000 for the comparable period of fiscal 2001. The primary uses of cash flows for financing activities during the first quarter of fiscal 2002 were payments on the Company’s exiting term loan agreement.

Term Loan Agreement

        On April 21, 2000, the Company executed a Term Loan Agreement (Term Loan) with a lender which provided for up to $3.5 million in credit facilities, secured by substantially all the assets of the Company. The Term Loan has a maturity date of May 1, 2010 and is payable in 120 equal monthly principal and interest payments of approximately $48,000, commencing June 1, 2000. The interest rate under this Term Loan, in the absence of a default under the agreement, is the prime rate, as defined, in effect as of the close of business on the first day of each calendar quarter, plus 1% (at June 30, 2001, the prime rate was 6.75%). Interest is calculated on the unpaid balance of principal based on a normal amortization schedule commencing May 1, 2000. Of the loan proceeds, $500,000 has been deposited in an interest-bearing restricted cash account per the terms of the loan.

        A warrant to purchase 20,000 shares of the Company’s common stock was issued in conjunction with this Term Loan agreement. The warrant expires in April 2011 and has an exercise price of $2.55 per share. The warrant may only be exercised after the Company has repaid the Term Loan in full.

Convertible Debentures

        On May 2, 2000, the Company completed a private placement of $1,250,000 principal amount 6% convertible subordinated debentures due April 30, 2002. This transaction provided net proceeds to the Company of approximately $1.1 million. Interest on these debentures is payable quarterly, in arrears, on April 1, July 1, October 1, and January 2 in each year commencing on July 1, 2000, at a rate of 6% per annum. The debentures are convertible into shares of common stock of the Company at a conversion price equal to $1.50 per share, the market price of the Company’s common stock at the date of issuance. Warrants to purchase 83,334 shares of the Company’s common stock were issued to the placement agent of the debentures, exercisable for five years from the issue date, at $1.80 per share.

        The Company believes that working capital provided by its Term Loan Agreement and estimated cash flows from operations will be sufficient to sustain operations for fiscal 2002.

Recent Accounting Pronouncements

        See note 5 of notes to consolidated financial statements.

Quantitative and Qualitative Disclosures About Market Risk

        We have not entered into any transactions using derivative financial instruments or derivative commodity instruments and believe that our exposure to market risk associated with other financial instruments has not changed substantially from March 31, 2001.

Outlook

        This outlook section contains a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially. See also the note at the beginning of this Item 2.

        Cyanotech’s strategy has been, and continues to be, to successfully produce and market, higher value natural products from microalgae. Beginning in the last quarter of fiscal 2001, the Company took action to increase sales of all of its products by expanding its own marketing effort and that of its marketing consultants. These measures included the addition of in-house, telemarketing associates for our packaged consumer products and the retention of two experienced nutraceutical sales agents to represent our bulk products throughout North America. Already, the Company is realizing higher sales of packaged consumer products, up 62% from the comparable period of the prior fiscal year. We plan to continue this program with a greater commitment to sales and marketing.

        In the international nutraceutical market, we are working closely with our marketing partner, OTC Pharma BV, for the launch of BioAstin® natural astaxanthin in Europe. OTC Pharma BV, has over 90 sales representatives throughout Europe who presently distribute products in pharmacies and natural product outlets. We are also refocusing our effort in the Chinese market due to that government’s easing of sales regulations. During the three months ended June 30, sales to one of our former Chinese customers increased to over $100,000.

        In our aquaculture sales effort, we appointed a new distributor for NatuRose® at the beginning of this fiscal year to represent that product in Chile, the world’s second largest salmon producing country. This distributor is familiar with the application of our NatuRose product and we expect increased sales into this market in the coming quarters. In the Asian aquaculture market, one of Japan’s largest feed manufacturers is conducting tests with NatuRose which are providing encouraging results finding NatuRose far superior to synthetic astaxanthin in coloring the flesh of pen-raised fish. Based on these results, among other factors, this company has begun purchasing quantities of NatuRose for inclusion in certain feed formulations and we also expect increased sales into this market in the near term.

        Due to our increased investment in sales and marketing, we expect to report a loss for the second quarter of fiscal 2002. However, we anticipate increased sales for the third and fourth quarters which could return the Company to profitability. The growth in sales and a return to profitability from commitment to expanded marketing effort which is comprised of:

- Increased advertising and promotion of packaged consumer and bulk products in North America.
- The launch of our BioAstin product in Europe.
- Revitalization of our NatuRose distribution programs in Chile and Japan.

There can be no assurance that such growth in sales will actually occur or that profitability will be attained.

        In January 2001, we decided to reduce our production rate of Spirulina Pacifica and astaxanthin in order to lower finished goods inventory. As the summer growing season has historically resulted in increased production levels per individual ponds, the focus is on optimizing the volume of finished product according to our forecasted sales. While the gross profit margin for the quarter ended June 30, 2001 was reduced slightly as a result of the lower production levels, the action does not affect Cyanotech’s ability to resume full production when increased demand warrants.

        BioAstin is Cyanotech’s natural astaxanthin product for human nutrition. During the three months ended June 30, 2001, the Company refocused its marketing effort on this product as we believe its use as a human dietary supplement carries significant potential. Sales of BioAstin have progressively increased since its introduction in the spring of calendar 2000. Sales of BioAstin during the first quarter of this fiscal year increased as a percentage of total revenues and contributed to the improvement in net sales compared to the results of the first quarter of the prior fiscal year. The Company has filed four patent applications for the use of natural astaxanthin in (1) treatment of fever blisters (cold sores) and canker sores, (2) carpal tunnel syndrome, (3) ultraviolet (UV) radiation (sunburn) sensitivity, and (4) relief of delayed onset muscle soreness. During June 2001, we were notified by the U.S. Patent and Trademark Office that it had issued patent number 6,258,855, entitled, “Method for Retarding and Ameliorating Carpal Tunnel Syndrome,” based on the protective properties of BioAstin. Patent filings contribute to our business goal of developing proprietary positions for our present and future products and support our strategic plan. Our strategy is to combine the results of clinical trials with patent protection and to develop strategic alliances with companies that target the specific areas of our product application.

        During the quarter ended June 30, 2001, the Company initiated another clinical trial of BioAstin to measure its effectiveness in reducing LDL (bad) cholesterol while concurrently increasing HDL (good) cholesterol. The study, which involves 40 patients with high cholesterol levels above 220 mg/deciliter, is co-sponsored by Kyowa Engineering, Cyanotech’s marketing partner for BioAstin in Japan. This clinical trial is expected to produce preliminary results as early as October of this year. Also during this first quarter, a product testing laboratory performing the initial clinical evaluation on the use of BioAstin for reducing sensitivity to UV radiation (sunburn) reported preliminary results. This evaluation showed that when ingested daily for two weeks, BioAstin significantly increased the amount of ultraviolet light energy required to produce skin reddening. The Company is developing the protocol for a follow-on study using an improved BioAstin formulation. The new product formulation should be completed by August and the new protocol is expected to be finalized by the end of September. The follow-on study is planned to begin in October and its results may reconfirm BioAstin’s efficacy as a systemic sunscreen. The Company has two other clinical studies still in process for use of BioAstin alleviating carpal tunnel syndrome and for relief from delayed onset muscle soreness (DOMS). We expect results from the DOMS trial by the end of August. Preliminary findings from these two studies will be reported when received from the respective testing laboratories. We will be monitoring these studies closely for other potential applications of BioAstin.

        The Company’s future results of operations and the other forward-looking statements contained in this Outlook, in particular the statements regarding revenues, gross margin, research and development, and capital spending, involve a number of risks and uncertainties. In addition to the factors discussed above that could cause actual results to differ materially are the following: business conditions and growth in the natural products industry and in the general economy; changes in customer order patterns, outcome of the clinical trials for BioAstin, and changes in demand for natural products in general; changes in weather conditions; competitive factors, such as competing Spirulina and astaxanthin producers increasing their production capacity and their impact on world market prices for Spirulina and astaxanthin; government actions; shortage of manufacturing capacity; and other factors beyond our control.

        Cyanotech believes that it has the product offerings, facilities, personnel, and competitive and financial resources for continued business success, but future revenues, costs, margins and profits are all influenced by a number of factors, as discussed above, all of which are inherently difficult to forecast.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

                    None

Item 6. Exhibits and Reports on Form 8-K

                    (a)        The following exhibits are furnished with this report:

                                 None

                    (b)        Reports on Form 8-K

                                No reports on Form 8-K were filed during the quarter ended June 30, 2001.

SIGNATURES

        In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYANOTECH CORPORATION (Registrant)
August 10, 2001 (Date)	By: /s/ Gerald R. Cysewski Gerald R. Cysewski Chairman of the Board, President and Chief Executive Officer
By: /s/ Ronald P. Scott Ronald P. Scott Executive Vice President - Finance & Administration (Principal Financial and Accounting Officer)