Form 10-Q
period 2001-09-30
CYANOTECH CORP
filed 2001-11-14
CIK 768408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarterly Period Ended September 30, 2001

Commission File Number 0-14602

CYANOTECH CORPORATION
 (Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	91-1206026 (IRS Employer Identification Number)

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

Number of common shares outstanding as of October 31, 2001:

Title of Class	Shares Outstanding
Common stock - $.005 par value stock	17,043,701

CYANOTECH CORPORATION
FORM 10-Q

PART I. FINANCIAL INFORMATION

             Item 1.  Financial Statements

CYANOTECH CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share amounts)
(Unaudited)

	September 30, 2001	March 31, 2001
Assets
Current assets:
Cash and cash equivalents	$1,525	$2,269
Accounts receivable, net	1,664	1,110
Refundable income taxes	8	8
Inventories (note 2)	1,477	2,004
Prepaid expenses	144	49
Total current assets	4,818	5,440

Equipment and leasehold improvements, net (note 3)	14,345	14,861
Other assets	1,045	1,122
Total assets	$20,208	$21,423
Liabilities and Stockholders' Equity
Current liabilities:
Current maturities of long-term debt	$1,480	$242
Accounts payable	562	772
Accrued expenses	235	249
Total current liabilities	2,277	1,263
Long-term debt, excluding current maturities:
Term loan	2,967	3,086
Convertible debentures	–	1,250
Deferred revenue	104	129
Total liabilities	5,348	5,728
Stockholders' equity:
Common Stock of $0.005 par value, authorized 25,000,000 shares; issued and outstanding 17,043,701 at September 30, 2001 and 16,949,702 shares at March 31, 2001	85	85
Additional paid-in capital	24,567	24,480
Accumulated deficit	(9,792)	(8,870)
Total stockholders' equity	14,860	15,695
Total liabilities and stockholders' equity	$20,208	$21,423

See accompanying notes to consolidated financial statements.

CYANOTECH CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2001	2000	2001	2000
NET SALES	$1,951	$2,360	$4,264	$4,526
COST OF PRODUCT SALES	1,460	1,566	3,095	3,028
Gross profit	491	794	1,169	1,498
Research and development	93	66	190	140
General and administrative	396	379	880	704
Sales and marketing	401	270	796	529
Total operating expenses	890	715	1,866	1,373
Income (loss) from operations	(399)	79	(697)	125
OTHER INCOME (EXPENSE):
Interest income	17	36	38	60
Interest expense	(129)	(167)	(269)	(265)
Other income, net	2	12	6	18
Total other expense	(110)	(119)	(225)	(187)
Loss before income taxes	(509)	(40)	(922)	(62)
Income taxes	–	–	–	–
NET LOSS	$(509)	$(40)	$(922)	$(62)
NET LOSS PER COMMON SHARE
Basic and Diluted	$(0.03)	$(0.00)	$(0.05)	$(0.01)
SHARES USED IN CALCULATION OF:
Basic and Diluted	17,038	15,644	17,023	15,300

See accompanying notes to consolidated financial statements.

CYANOTECH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended September 30,
	2001	2000
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(922)	$(62)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	655	663
Amortization of debt issue costs	67	71
Issuance of stock in exchange for services	86	10
Net (increase) decrease in:
Accounts receivable	(554)	(265)
Refundable income taxes	–	(24)
Inventories	527	(394)
Prepaid expenses and other assets	(85)	(15)
Net decrease in:
Accounts payable	(210)	(397)
Deferred revenue	(25)	–
Accrued expenses	(14)	(128)
Net cash used in operating activities	(475)	(541)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in equipment and leasehold improvements	(139)	(170)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of term loan debt	–	3,500
Proceeds from issuance of convertible debentures	–	1,250
Net proceeds from exercise of warrants and options	–	9
Principal payments on long-term debt	(119)	(1,559)
Debt issue costs	–	(493)
Stock issuance costs	(11)	–
Restricted cash deposit	–	(500)
Net cash provided by (used in) financing activities	(130)	2,207
Net increase (decrease) in cash and cash equivalents	(744)	1,496
Cash and cash equivalents at beginning of period	2,269	405
Cash and cash equivalents at end of period	$1,525	$1,901
Supplemental disclosure of non-cash financing activities:
Issuance of warrants in connection with issuance of long-term debt	$–	$121
Conversion of convertible debentures to common stock	$12	$–

See accompanying notes to consolidated financial statements.

CYANOTECH CORPORATION
FORM 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2001
(Unaudited)

1.         BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements and notes should be read in conjunction with the Company’s consolidated financial statements contained in the Company’s previously filed report on Form 10-K for the year ended March 31, 2001.

The Company consolidates enterprises in which it has a controlling financial interest. The accompanying consolidated financial statements include the accounts of Cyanotech Corporation and its wholly-owned subsidiary, Nutrex Hawaii, Inc. All significant intercompany balances and transactions have been eliminated in consolidation. While the financial information furnished for the three and six month periods ended September 30, 2001 is unaudited, the statements in this report reflect all material items which, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the dates of the consolidated balance sheets. The operating results for the interim period presented are not necessarily indicative of the results that may be expected for the year ending March 31, 2002.

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

2.           INVENTORIES

Inventories are stated at the lower of cost (which approximates first-in, first-out) or market and consist of the following (dollars in thousands):
	September 30, 2001	March 31, 2001
Raw materials	$86	$82
Work in process	215	174
Finished goods	1,023	1,607
Supplies	153	141
	$1,477	$2,004

3.      EQUIPMENT AND LEASEHOLD IMPROVEMENTS
Owned equipment and leasehold improvements are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives for furniture and fixtures and the shorter of the lease terms or estimated useful lives for leasehold improvements as follows:
Equipment	3 to 10 years
Leasehold improvements	10 to 25 years
Furniture and fixtures	7 years
Equipment and leasehold improvements consist of the following (dollars in thousands):
	September 30, 2001	March 31, 2001
Equipment	$9,256	$9,164
Leasehold improvements	13,970	13,926
Furniture and fixtures	83	83
	23,309	23,173
Less accumulated depreciation and amortization	(9,360)	(8,705)
Construction in-progress	396	393
Equipment and leasehold improvements, net	$14,345	$14,861

4.        EARNINGS PER SHARE

For the three and six months ended September 30, 2001 and 2000, warrants and options to purchase Common Stock of the Company and convertible debentures were outstanding, but were not included in the computation of Diluted net loss per common share because the inclusion of these securities would have had an antidilutive effect on the net loss per common share. For the three and six months ended September 30, 2000, convertible preferred stock was outstanding, but was not included in the computation of Diluted net loss per common share because the inclusion of these instruments would have had an antidilutive effect on the net loss per common share. As of September 30, 2001, warrants and options to acquire 1,021,430 shares of the Company's common stock and debentures convertible into 825,333 shares of the Company's common stock were outstanding. As of September 30, 2000, warrants and options to acquire 1,054,130 shares of the Company's common stock and preferred stock convertible into 1,105,155 shares of the Company's common stock and debentures convertible into 833,333 shares of the Company's common stock were outstanding.

Following is a reconciliation of the numerators and denominators of the Basic and Diluted net loss per common share computations for the periods presented (in thousands except share data):
Basic and Diluted Net Loss Per Common Share	Three Months Ended September 30,		Six Months Ended September 30,
	2001	2000	2001	2000
Net loss	$(509)	$(40)	$(922)	$(62)
Less: Requirement for Preferred Stock dividends	–	(27)	–	(66)
Loss attributable to Common stockholders	$(509)	$(67)	$(922)	$(128)
Weighted average Common Shares outstanding	17,037,569	15,643,880	17,023,130	15,300,396
Net Loss per Common Share	$(0.03)	$(0.00)	$(0.05)	$(0.01)

5.           RECENT ACCOUNTING PRONOUNCEMENTS

Accounting for Derivative Instruments and Hedging Activities. In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date for FASB Statement No. 133, an Amendment of FASB Statement No. 133", which defers the effective date of SFAS No. 133 to be effective for all fiscal quarters of fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, An Amendment of FASB Statement No. 133," which addresses a limited number of issues causing implementation difficulties for certain entities that apply SFAS No. 133. The Company currently holds no derivative instruments, nor is it currently participating in hedging activities. The adoption of SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, did not have a material effect on the Company's financial condition, results of operations or liquidity.

Business Combinations In July 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires that all business combinations be accounted for under the purchase method of accounting. SFAS No. 141 also changes the criteria for the separate recognition of intangible assets acquired in a business combination. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. The adoption of SFAS No. 141 did not have a material effect on the Company's financial condition, results of operations or liquidity.

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

Asset Retirement Obligations. In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs would be capitalized as part of the carrying amount of the long-lived asset and depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. The provisions of SFAS No. 143 are effective for fiscal years beginning after June 15, 2002. Management has not yet determined the impact, if any, of adoption of SFAS No. 143.

Accounting for the Impairment or Disposal of Long-Lived Assets. In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” For long-lived assets to be held and used, SFAS No. 144 retains the requirements of SFAS No. 121 to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value. Further, SFAS No. 144 eliminates the requirement to allocate goodwill to long-lived assets to be tested for impairment, describes a probability-weighted cash flow estimation approach to deal with situations in which alternative courses of action to recover the carrying amount of a long-lived asset are under consideration or a range is estimated for the amount of possible future cash flows, and establishes a “primary-asset” approach to determine the cash flow estimation period. For long-lived assets to be disposed of other than by sale (e.g., assets abandoned, exchanged or distributed to owners in a spinoff), SFAS No. 144 requires that such assets be considered held and used until disposed of. Further, an impairment loss should be recognized at the date an asset is exchanged for a similar productive asset or distributed to owners in a spinoff if the carrying amount exceeds its fair value. For long-lived assets to be disposed of by sale, SFAS No. 144 retains the requirement of SFAS No. 121 to measure a long-lived asset classified as held for sale at the lower of its carrying amount or fair value less cost to sell and to cease depreciation. Discontinued operations would no longer be measured on a net realizable value basis, and future operating losses would no longer be recognized before they occur. SFAS No. 144 broadens the presentation of discontinued operations to include a component of an entity, establishes criteria to determine when a long-lived asset is held for sale, prohibits retroactive reclassification of the asset as held for sale at the balance sheet date if the criteria are met after the balance sheet date but before issuance of the financial statements, and provides accounting guidance for the reclassification of an asset from “held for sale” to “held and used.” The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001. Management has not yet determined the impact, if any, of adoption of SFAS No. 144.

CYANOTECH CORPORATION

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations6

        This report on Form 10-Q contains forward-looking statements regarding the future performance of Cyanotech and future events that involve risks and uncertainties that could cause actual results to differ materially from the statements contained herein. This document, and the other documents that the Company files from time to time with the Securities and Exchange Commission, such as its reports on Form 10-K, Form 10-Q, Form 8-K, and its proxy materials, contain additional important factors that could cause actual results to differ from the Company’s current expectations and the forward-looking statements contained herein.

Results of Operations

        The following table sets forth certain consolidated statement of operations data as a percentage of net sales for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2001	2000	2001	2000
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of product sales	74.8	66.4	72.6	66.9
Gross profit	25.2	33.6	27.4	33.1
Operating expenses:
Research and development	4.8	2.8	4.5	3.1
General and administrative	20.3	16.1	20.6	15.5
Sales and marketing	20.6	11.4	18.7	11.7
Total operating expenses	45.7	30.3	43.8	30.3
Income (loss) from operations	(20.5)	3.3	(16.4)	2.8
Other income (expense):
Interest income	0.9	1.5	0.9	1.3
Interest expense	(6.6)	(7.0)	(6.3)	(5.8)
Other income, net	0.1	0.5	0.2	0.4
Total other expense	(5.6)	(5.0)	(5.2)	(4.1)
Loss before income taxes	(26.1)	(1.7)	(21.6)	(1.3)
Income taxes	–	–	–	–
Net Loss	(26.1)%	(1.7)%	(21.6)%	(1.3)%

Second Quarter of Fiscal 2002 Compared to Second Quarter of Fiscal 2001

Net Sales

        Net sales for the three month period ended September 30, 2001 were $1,951,000, a decrease of 17% from the comparable prior quarter of fiscal 2001. This decrease is primarily due to lower bulk sales of Spirulina Pacifica® powder and tablets, partially offset by increased sales of packaged consumer products and bulk sales of astaxanthin products.

        International sales represented 46% and 63% of total net sales for the three month periods ended September 30, 2001 and 2000, respectively. This decrease was primarily due to lower bulk sales of Spirulina Pacifica products to our largest customer, Spirulina International B.V., a European distributor of natural products. Sales to this customer accounted for 8% of net sales during the quarter ended September 30, 2001, and 41% for the prior fiscal year quarter.

Gross Profit

        Gross profit represents net sales less the cost of goods sold, which includes the cost of materials, manufacturing overhead costs, direct labor expenses and depreciation and amortization. Gross profit decreased to $491,000 for the three month period ended September 30, 2001, a decrease of 38% from the prior year comparable quarter. Our gross profit margin decreased to 25% for the three month period ended September 30, 2001, compared to 34% for the prior year comparable quarter. The decreased percentage is primarily attributable to increased production costs resulting from operating at lower than optimal production levels.

Operating Expenses

        Operating expenses were $890,000 during the quarter ended September 30, 2001, an increase of 24% from the comparable quarter of fiscal 2001, with increased expenditures in all categories:

        Research and Development. Research and development expenses of $93,000 in the current period were up 41% from $66,000 for the prior year comparable quarter. Higher expenditures for clinical studies and related outside service expenses were the primary cause of the increase.

        General and Administrative. General and administrative expenses increased slightly to $396,000 from $379,000 for the comparable period of fiscal 2001. This increase is attributable to higher outside service expenses, corporate insurance and stockholder relations expenses, partially offset by lower legal expenses.

        Sales and Marketing. Sales and marketing expenses were $401,000 for the quarter ended September 30, 2001, an increase of 49% from the comparable period of fiscal 2001. Higher advertising and promotion expenses for all products accounted for this increase.

Other Expense

        Other expense decreased $9,000 from the comparable period of fiscal 2001, primarily from a decrease in interest expense.

Income Taxes

         A provision for income taxes was not recorded in either three month period due to the Company's taxable loss position.

Net Loss

         The Company recorded a net loss of $509,000 for the three months ended September 30, 2001, compared to the net loss of $40,000 for the comparable period of fiscal 2001. The change in results is primarily attributable to reduced margin on lower net sales of bulk Spirulina Pacifica products and increased operating expenses.

Six Months Ended September 30, 2001 Compared to Six Months Ended September 30, 2000

Net Sales

        Net sales for the six month period ended September 30, 2001 were $4,264,000, a decrease of 6% from the comparable period of fiscal 2001. This decrease is primarily due to decreased bulk sales of Spirulina Pacific products, partially offset by higher sales of packaged consumer products and bulk astaxanthin products.

        International sales represented 49% and 55% of total net sales for the six month periods ended September 30, 2001 and 2000, respectively.

Gross Profit

        Gross profit decreased 22% to $1,169,000 for the six month period ended September 30, 2001, from the comparable period of fiscal 2001. Our gross profit margin decreased to 27% for the six month period ended September 30, 2001, compared to 33% for the comparable period of fiscal 2001. This decrease in gross profit margin from the prior year comparable period is primarily attributable to production cost inefficiencies charged to cost of product sales resulting from reduced production levels.

Operating Expenses

         Operating expenses were up $393,000 during the six month period ended September 30, 2001, an increase of 36% from $1,373,000 from the prior year comparable period, with increased expenditures in all categories.

        Research and Development. Research and development expenses increased 36% to $190,000 for the six month period ended September 30, 2001, from the prior year comparable period. Higher expenditures for clinical studies and related outside service expenses were the primary cause of the increase.

        General and Administrative. General and administrative expenses increased 25% to $880,000 for the current six month period from the prior year comparable period. Higher corporate insurance and outside service costs caused nearly all of this increase.

        Sales and Marketing. Sales and marketing expenses were up 50% to $796,000 for the six month period ended September 30, 2001, from the prior year comparable period. Higher advertising and promotion expenses for all products accounted for this increase.

Other Expense

        Other expense was up 20% to $225,000 for the current six month period, from the prior year comparable period, primarily from increased interest expense on higher outstanding debt and amortization of capitalized debt issue costs.

Income Taxes

        A provision for income taxes was not recorded in either six month period due to the Company's taxable loss position.

Net Loss

        The Company recorded a net loss of $922,000 for the six months ended September 30, 2001, much higher than the net loss of $62,000 for the comparable period of fiscal 2001. This change is primarily attributable to decreased sales, increased production costs due to operating at reduced production levels and increased operating expenses.

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

Liquidity and Capital Resources

        Our working capital for the six month period ended September 30, 2001 decreased by $1,636,000 to $2,541,000 from $4,177,000 at March 31, 2001, primarily from reclassification of the convertible debentures, due April 30, 2002, from long-term liabilities to current liabilities. For the six month period ended September 30, 2001, cash and cash equivalents decreased by $744,000 to $1,525,000 at September 30, 2001 and is because of cash flows used in operating activities, capital expenditures and principal payments on long-term debt totaling $733,000 in the aggregate.

        Cash used in operating activities during the first six months of fiscal 2002 was $66,000 lower than the $541,000 used in the comparable period of fiscal 2001. The primary uses of cash flows in operating activities during the first six months of fiscal 2002 were the net loss that increased by $860,000 and timing differences in the settlement of current assets and liabilities, that was offset in large part by a decrease in inventories of $527,000.

        Cash used in investing activities (for capital expenditures) did not change materially.

        Cash used in financing activities during the first six months of fiscal 2002 amounted to $130,000, compared to cash provided by financing activities of $2,207,000 for the comparable period of fiscal 2001, primarily as a result of the prior year’s term loan refinancing and issuance of convertible debentures.

Term Loan Agreement

        On April 21, 2000, the Company executed a Term Loan Agreement (Term Loan) with a lender which provided for up to $3.5 million in credit facilities, secured by substantially all the assets of the Company. The Term Loan has a maturity date of May 1, 2010 and is payable in 120 equal monthly principal and interest payments of approximately $48,000, commencing June 1, 2000. The interest rate under this Term Loan, in the absence of a default under the agreement, is the prime rate, as defined, in effect as of the close of business on the first day of each calendar quarter, plus 1% (at September 30, 2001, the prime rate was 6.0%). Interest is calculated on the unpaid balance of principal based on a normal amortization schedule commencing May 1, 2000. Based on the terms of the agreement, $500,000 of the loan proceeds have been deposited in an interest-bearing restricted cash account, with such amount included in other assets in the consolidated balance sheets at September 30, 2001 and March 31, 2001.

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

        The Company believes that working capital provided by its Term Loan, convertible debentures and estimated cash flows from operations will be sufficient to sustain operations for fiscal 2002.

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

14

Outlook

        This outlook section contains a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially. See also the note at the beginning of this Item 2.

         Cyanotech's strategy has been and continues to be, to successfully produce higher value natural products from microalgae.

        Beginning in the last quarter of fiscal 2001, the Company took action to increase sales of all of its products by expanding its own marketing effort and that of its marketing consultants. These measures included the addition of in-house, telemarketing associates for our packaged consumer products and the retention of two experienced nutraceutical sales agents to represent our bulk products throughout North America. Our enhanced marketing efforts are continuing to show results as the trend of increased sales of packaged consumer products begun in the three months ended June 30, 2001 has continued into the quarter ended September 30, 2001. For the first six months of fiscal 2002, packaged consumer product sales increased 67% over the comparable period of fiscal 2001. We plan to continue this program with a consistent commitment to sales and marketing efforts.

        For the quarter ended September 30, 2001, orders from our largest customer, Spirulina International decreased significantly from the levels experienced during the prior two fiscal quarters. Spirulina International has indicated that it expects its purchases to continue to fluctuate from quarter to quarter in response to seasonal business conditions and other factors. Due to our expanded marketing efforts for bulk Spirulina Pacifica products, shipments to other customers increased during the second quarter of fiscal 2002, partially offsetting the decreased shipments to Spirulina International. We believe that our expanded marketing efforts for bulk Spirulina Pacifica products are broadening our customer base and that this trend may continue into future quarters.

        In January 2001, we decided to reduce our production rate of Spirulina Pacifica and astaxanthin in order to lower finished goods inventory. Due to our forecast of lower shipments in the second quarter of fiscal 2002, we continued this plan for inventory reduction through the quarter ended September 30, 2001. As the summer growing season has historically resulted in increased production levels per individual pond, we focused on optimizing the volume of finished product according to these forecasts. At September 30, 2001, our Spirulina and natural astaxanthin production facilities were operating at 60% and 25% of capacity, respectively. In response to current and anticipated orders for NatuRose® and BioAstin®, we are currently operating our astaxanthin production facility at full capacity as of the date of this report.

         In the international nutraceutical market, we continue to work closely with our marketing partner, OTC Pharma B.V., towards the launch of BioAstin natural astaxanthin in Europe. OTC Pharma B.V. has over 90 sales representatives throughout Europe who presently distribute products in pharmacies and natural product outlets. OTC Pharma B.V. is the parent company of Spirulina International, B.V., our largest customer for Spirulina Pacifica.

        Our South American distributor for NatuRose, appointed in April 2001, has made substantial progress in Chile, the world’s second largest salmon producing country. In the Asian aquaculture market, tests performed by one of Japan’s largest feed manufacturers are again proving the efficacy of our NatuRose natural astaxanthin product. Based on the results of these feeding trials, we anticipate increased sales into this market in the near term.

15

        As we predicted at the end of the first quarter of fiscal 2002, our increased investment in sales and marketing efforts resulted in a loss for the quarter ended September 30, 2001. Our plan is to continue these efforts in anticipation of increased sales in the third and fourth quarters of fiscal 2002 which could return the Company to profitability by the fourth quarter of fiscal 2002. Our expanded marketing effort is comprised of:

- Increased advertising and promotion of packaged consumer and bulk products in North America.
- Ongoing research into new applications for BioAstin and validation through scientific studies.
- The launch of our BioAstin product in Europe through our marketing partner OTC Pharma , B.V.
- Revitalization of our NatuRose distribution programs in Chile and Japan.
- Production of a 30-minute television infomercial for BioAstin and other packaged consumer products in North America.

There can, however, be no assurance that the projected growth in sales will actually occur or that profitability will be attained.

        The Company’s future results of operations and the other forward-looking statements contained in this Outlook, in particular the statements regarding sales, gross margin, research and development, and capital spending, involve a number of risks and uncertainties. In addition to the factors discussed above, among the other factors that could cause actual results to differ materially are the following: business conditions and growth in the natural products industry and in the general economy; changes in customer order patterns, outcome of the clinical trials for BioAstin, and changes in demand for natural products in general; changes in weather conditions; competitive factors, such as competing Spirulina and astaxanthin producers increasing their production capacity and their impact on world market prices for Spirulina and astaxanthin; government actions; foreign exchange fluctuations; and other factors beyond our control.

        Cyanotech believes that it has the product offerings, facilities, personnel, and competitive and financial resources for continued business success, but future sales, costs, margins and profits are all influenced by a number of factors, as discussed above, all of which are inherently difficult to forecast.

        The management and associates of Cyanotech Corporation and Nutrex Hawaii, Inc. extend their sympathy to those affected by the events of September 11, 2001.

PART II. OTHER INFORMATION

Item 1.      Legal Proceedings

                           None

Item 4.      Submission of Matters to a Vote of Security Holders

                      On August 23, 2001, the following matters were submitted to a vote of stockholders entitled to vote at the Company’s Annual Meeting of Stockholders:

           a)     The following directors were elected to serve until the next Annual Meeting or until their successors are elected: Gerald R. Cysewski, Eric H. Reichl, Ronald P. Scott, John T. Waldron and Paul C. Yuen,
          all directors receiving at least 13,304,189 votes and there were no more than 193,012 votes against or abstaining.

          b)     Ratification of the selection of KPMG LLP as the Company's independent auditors for the fiscal year ending March 31, 2002.

For: 13,449,968	Against: 15,352	Abstaining: 31,881

Item 6.      Exhibits and Reports on Form 8-K

           (a)     The following exhibits are furnished with this report:

                                None

           (b)     Reports on Form 8-K

                           No reports on Form 8-K were filed during the quarter ended September 30, 2001.

SIGNATURES

        In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYANOTECH CORPORATION (Registrant)
November 8, 2001 (Date)	By: /s/Gerald R. Cysewski Gerald R. Cysewski Chairman of the Board, President and Chief Executive Officer
By: /s/Ronald P. Scott Ronald P. Scott Executive Vice President - Finance & Administration (Principal Financial and Accounting Officer)