Form 10-Q
period 2001-12-31
CYANOTECH CORP
filed 2002-02-14
CIK 768408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarterly Period Ended December 31, 2001

Commission File Number 0-14602

CYANOTECH CORPORATION
(Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	91-1206026 (IRS Employer Identification Number)

73-4460 Queen Kaahumanu Hwy. #102, Kailua-Kona, HI 96740
(Address of principal executive offices)

(808) 326-1353
(Registrant’s telephone number)

        Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes xx  No

Number of common shares outstanding as of January 31, 2002:

Title of Class	Shares Outstanding
Common stock - $.005 par value stock	17,043,701

CYANOTECH CORPORATION
FORM 10-Q

PART I. FINANCIAL INFORMATION

             Item 1.  Financial Statements

CYANOTECH CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)
(Unaudited)

	December 31, 2001	March 31, 2001
Assets
Current Assets
Cash and cash equivalents	$1,698	$2,269
Accounts receivable, net	1,191	1,110
Refundable income taxes	—	8
Inventories (note 2)	1,081	2,004
Prepaid expenses	109	49
Total current assets	4,079	5,440
Equipment and leasehold improvements, net (note 3)	14,207	14,861
Other assets	990	1,122
Total assets	$19,276	$21,423
Liabilities and Stockholders' Equity
Current liabilities:
Current maturities of long-term debt	$1,480	$242
Accounts payable	637	772
Accrued expenses	336	249
Total current liabilities	2,453	1,263
Long-term debt, excluding current maturities
Term Loan	2,900	3,086
Convertible debentures	—	1,250
Deferred revenue	—	129
Total liabilities	5,353	5,728
Stockholders' equity:
Common Stock of $0.005 par value, authorized 25,000,000 shares; issued and outstanding 17,043,701 shares at December 31, 2001 and 16,949,702 shares at March 31, 2001	85	85
Additional paid-in capital	24,567	24,480
Accumulated deficit	(10,729)	(8,870)
Total stockholders' equity	13,923	15,695
Total liabilities and stockholders' equity	$19,276	$21,423

See accompanying notes to consolidated financial statements.

CYANOTECH CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2001	2000	2001	2000
NET SALES	$1,916	$1,762	$6,180	$6,288
COST OF PRODUCT SALES	1,863	1,295	4,958	4,323
Gross Profit	53	467	1,222	1,965
OPERATING EXPENSES:
Research and development	48	63	238	203
General and administrative	371	400	1,251	1,104
Sales and marketing	474	253	1,270	782
Total operating expenses	893	716	2,759	2,089
Loss from operations	(840)	(249)	(1,537)	(124)
OTHER INCOME (EXPENSE):
Interest income	13	24	51	84
Interest expense	(121)	(164)	(390)	(429)
Other income, net	11	67	17	85
Total other expense	(97)	(73)	(322)	(260)
Loss before income taxes	(937)	(322)	(1,859)	(384)
Income taxes	—	—	—	—
NET LOSS	$(937)	$(322)	$(1,859)	$(384)
NET LOSS PER COMMON SHARE
Basic and Diluted	$(0.05)	$(0.02)	$(0.11)	$(0.02)
SHARES USED IN CALCULATION OF:
Basic and Diluted	17,044	16,465	17,030	15,693

See accompanying notes to consolidated financial statements.

CYANOTECH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended December 31,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,859)	$(384)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	982	994
Amortization of debt issue costs	100	117
Issuance of stock in exchange for services	86	10
Net (increase) decrease in:
Accounts receivable	(81)	11
Refundable income taxes	—	154
Inventories	923	(497)
Prepaid expenses and other assets	(20)	(35)
Net increase (decrease) in:
Accounts payable	(135)	(744)
Deferred revenue	(129)	141
Accrued expenses	87	(233)
Net cash used in operating activities	(46)	(466)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in equipment and leasehold improvements	(328)	(266)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of term loan debt	—	3,500
Proceeds from issuance of convertible debentures	—	1,250
Net proceeds from exercise of warrants and options	—	6
Principal payments on long-term debt	(186)	(1,611)
Debt issue costs	—	(493)
Stock issuance costs	(11)	—
Restricted cash deposit	—	(500)
Cost of conversion of series C preferred stock to common stock	—	(11)
Net cash provided by (used in) financing activities	(197)	2,141
Net increase (decrease) in cash and cash equivalents	(571)	1,409
Cash and cash equivalents at beginning of period	2,269	405
Cash and cash equivalents at end of period	$1,698	$1,814
Supplemental disclosure of non-cash financing activities:
Issuance of warrants in connection with issuance of long-term debt	$—	$121
Conversion of convertible debentures to common stock	$12	$—

See accompanying notes to consolidated financial statements.

CYANOTECH CORPORATION

FORM 10Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001
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

The Company consolidates enterprises in which it has a controlling financial interest. The accompanying consolidated financial statements include the accounts of Cyanotech Corporation and its whollyowned subsidiary, Nutrex Hawaii, Inc. All significant intercompany balances and transactions have been eliminated in consolidation. While the financial information furnished for the three and nine month periods ended December 31, 2001 and 2000 is unaudited, the statements in this report reflect all material items which, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the dates of the consolidated balance sheets. The operating results for the interim period presented are not necessarily indicative of the results that may be expected for the year ending March 31, 2002.

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

2.       INVENTORIES

Inventories are stated at the lower of cost (which approximates firstin, firstout) or market and consist of the following (dollars in thousands):

	December 31, 2001	March 31, 2001
Raw materials	$112	$82
Work in process	191	174
Finished goods	655	1,607
Supplies	123	141
	$1,081	$2,004

3.       EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Owned equipment and leasehold improvements are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives for furniture and fixtures and the shorter of the lease terms or estimated useful lives for leasehold improvements as follows:

Equipment	3 to 10 years
Leasehold improvements	10 to 25 years
Furniture and fixtures	7 years

           Equipment and leasehold improvements consist of the following (dollars in thousands):

	December 31, 2001	March 31, 2001
Equipment	$9,275	$9,164
Leasehold improvements	13,978	13,926
Furniture and fixtures	83	83
	23,336	23,173
Less accumulated depreciation and amortization	(9,687)	(8,705)
Construction in-progress	558	393
Equipment and leasehold improvements, net	$14,207	$14,861
4.       EARNINGS PER SHARE

During the three and nine months ended December 31, 2001 and 2000, warrants and options to purchase shares of Common Stock of the Company, and convertible debentures were outstanding, but were not included in the computation of Diluted net loss per common share because the inclusion of these securities would have had an antidilutive effect on the net loss per common share. During the three and nine months ended December 31, 2000, convertible preferred stock was also outstanding, but was not included in the computation of diluted net loss per common share because the inclusion of these instruments would have had an antidilutive effect on the net loss per common share. As of December 31, 2001, warrants and options to acquire 956,030 shares of the Company’s common stock and debentures convertible into 825,333 shares of the Company’s common stock were outstanding. As of December 31, 2000, warrants and options to acquire 1,003,830 shares of the Company’s common stock and debentures convertible into 833,333 shares of the Company’s common stock were outstanding.

Following is a reconciliation of the numerators and denominators of the Basic and Diluted EPS computations for the periods presented (in thousands except share data):

Basic and Diluted Net Loss Per Common Share	Three Months Ended December 31,		Nine Months Ended December 31,
	2001	2000	2001	2000
Net loss	$(937)	$(322)	$(1,859)	$(384)
Less: Requirement for Preferred Stock dividends	–	–	–	–
Loss to Common stockholders	$(937)	$(322)	$(1,859)	$(384)
Weighted average Common Shares outstanding	17,043,701	16,465,070	17,030,037	15,693,242
Net Loss per Common Share	$(0.05)	$(0.02)	$(0.11)	$(0.02)

5.        RECENT ACCOUNTING PRONOUNCEMENTS

Accounting for Derivative Instruments and Hedging Activities. In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In July 1999, the FASB issued SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date for FASB Statement No. 133, an Amendment of FASB Statement No. 133,” which defers the effective date of SFAS No. 133 to be effective for all fiscal quarters of fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities, An Amendment of FASB Statement No 133,” which addresses a limited number of issues causing implementation difficulties for certain entities that apply SFAS No. 133. The Company currently holds no derivative instruments, nor is it currently participating in hedging activities. The adoption of SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, did not have a material effect on the Company’s financial condition, results of operations or liquidity.

Business Combination In July 2001, the FASB issued SFAS No. 141, “ Business Combinations.” SFAS No.141 requires that all business combinations be accounted for under the purchase method of accounting. SFAS No. 141 also changes the criteria for the separate recognition of intangible assets acquired in a business combination. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. The adoption of SFAS No. 141 did not have a material effect on the Company's financial condition, results of operations or liquidity.

Goodwill and Other Intangible Assets In July 2001, the FASB Issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired individually or as part of a group of other assets not constituting a business. SFAS No. 142 also addresses, regardless of how acquired, the subsequent accounting and measurement of goodwill and intangible assets. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No.142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 142 is effective for fiscal years beginning after December 31, 2001. The adoption of SFAS No. 142 is not expected to have a material effect on the Company’s financial condition, results of operations or liquidity.

Asset Retirement Obligations In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs would be capitalized as part of the carrying amount of the long-lived asset and depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. The provisions of SFAS No. 143 are effective for fiscal years beginning after June 15, 2002. Management has not yet determined the impact, if any, of adoption of SFAS No. 143.

Accounting for the Impairment of Disposal of Long-Lived Assets In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” For the longlived assets to be held and used, SFAS No. 144 retains the requirements of SFAS No. 121 to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value. Further, SFAS No. 144 eliminates the requirement to allocate goodwill to long-lived assets to be tested for impairment, describes a probability-weighted cash flow estimation approach to deal with situations in which alternative courses of action to recover the carrying amount of a long-lived are under consideration or a range is estimated for the amount of possible future cash flows, and establishes a “primary-asset” approach to determine the cash flow estimation period. For long-lived assets to be disposed of other than by sale (e.g., assets abandoned, exchanged or distributed to owners in a spinoff), SFAS No. 144 requires that such assets be considered held and used until disposed of. Further, an impairment loss should be recognized at the date an asset is exchanged for a similar productive asset or distributed to owners in a spinoff if the carrying amount exceeds its fair value. For long-lived assets to be disposed of by sale, SFAS No. 144 retains the requirement of SFAS No. 121 to measure a long-lived asset classified as held for sale at the lower of its carrying amount or fair value less cost to sell and to cease depreciation. Discontinued operations would no longer be measured on a net realizable value basis, and future operating losses would no longer be recognized before they occur. SFAS No. 144 broadens the presentation of discontinued operations to include a component of an entity, establishes criteria to determine when a long-lived asset is held for sale, prohibits retroactive reclassification of the asset as held for sale at the balance sheet date if the criteria are met after the balance sheet date but before issuance of the financial statements, and provides accounting guidance for the reclassification of an asset from “held for sale” to “held and used.” The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001. Management has not yet determined the impact, if any, of adoption of SFAS No. 144.

6.       COMMITMENTS AND CONTINGENCIES

The Company has engaged an investment bank to renegotiate the terms of the Convertible Subordinated Debentures totaling $1,238,000 at December 31, 2001 and due on April 30, 2002, with the holders of such securities. Such renegotiation may include an extension of the conversion deadline and/or a change in the conversion price and/or a change in the interest rate. The Company expects to complete such renegotiation prior to the maturity date of April 30, 2002. However, there can be no assurance that the Company will be successful in reaching an agreement with the holders of the Convertible Subordinated Debentures, or if successful, that such agreement will be on terms favorable to the Company. If the holders of the Convertible Subordinated Debentures do not accept the renegotiated terms and demand repayment on April 30, 2002, and no alternate financing is then available, such action would have a material adverse effect on the Company’s financial position, results of operations and liquidity.

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

Critical Accounting Policies

      In response to the Security and Exchange Commission Release No. 33-8040,   “Cautionary Advice Regarding Disclosure About Critical Accounting Policies,”  the Company identified the most critical accounting principles upon which our financialstatus depends. We determined the critical principles by considering accountingpolicies that involve the most complex or subjective decisions or assessments. We identified our most critical accounting policies to be those related to revenue recognition and inventory valuation. We state these accounting policies in the notes to the consolidated financial statements in the Company’s previously filed report on Form 10K for the fiscal year ended March 31, 2001. This discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report.

Results of Operations

     The following table sets forth certain consolidated statement of operations data as a percentage of net sales for the periods indicated:

	Three Months Ended December 31,	Nine Months Ended December 31,
	2001	2000	2001	2000
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of product sales	97.2	73.5	80.2	68.8
Gross profit	2.8	26.5	19.8	31.2
Operating expenses:
Research and development	2.5	3.6	3.9	3.2
General and administrative	19.4	22.7	20.2	17.6
Sales and marketing	24.7	14.4	20.6	12.4
Total operating expenses	46.6	40.7	44.7	33.2
Loss from operations	(43.8)	(14.2)	(24.9)	(2.0)
Other income (expense):
Interest income	0.7	1.4	0.8	1.3
Interest expense	(6.3)	(9.3)	(6.3)	(6.8)
Other income, net	0.5	3.8	0.3	1.4
Total other expense	(5.1)	(4.1)	(5.2)	(4.1)
Loss before income taxes	(48.9)	(18.3)	(30.1)	(6.1)
Income taxes	—	—	—	—
Net loss	(48.9)%	(18.3)%	(30.1)%	(6.1)%

Third Quarter of Fiscal 2002 Compared to Third Quarter of Fiscal 2001

Net Sales

        Net sales for the three month period ended December 31, 2001 were $1,916,000, an increase of 9% from the comparable period of fiscal 2001. This increase is primarily attributable to higher domestic sales of packaged consumer products, both BioAstin® and Spirulina Pacifica®, higher sales of bulk NatuRose® products and inclusion of $204,000 of non-recurring product distribution license fees, offset in part by lower sales of bulk Spirulina powder.

        International sales as a percent of total net sales decreased slightly to 49% compared to 52% for the comparable period of the prior fiscal year. Sales to the Company’s largest customer, Spirulina International B.V. (Spirulina International), continued at reduced levels, accounting for less than 10% of total product shipments for the quarter ended December 31, 2001. This customer accounted for less than 10% of net sales during the same quarter of the prior fiscal year.

Gross Profit

        Gross profit represents net sales less the cost of product sales, which includes the cost of materials, manufacturing overhead costs, direct labor expenses and depreciation and amortization. Gross profit decreased significantly to $53,000 for the quarter ended December 31, 2001, from $467,000 in the comparable period of fiscal 2001. Gross profit margins were materially adversely impacted during the quarter by increased production costs caused by unusually high rainfall in November and December affecting production levels. Gross profit was reduced further by finished goods inventory write-offs and adjustments totaling $454,000. If the inventory write-offs and adjustments are omitted from the gross profit for comparison, gross profit for the quarter ended December 31, 2001 would have amounted to $507,000. Such adjusted gross profit when applied to net sales, adjusted for the $204,000 of non-recurring product distribution licensing fees, shows our gross profit margin for the quarter ended December 31, 2001 would have increased slightly to 30% from the 27% recorded for the comparable prior year period.

Operating Expenses

        Operating expenses were $893,000 during the quarter ended December 31, 2001, an increase of 25% from the comparable period of fiscal 2001. This increase was primarily due to increased sales and marketing expenses.

        Research and Development   Research and development expenses amounted to $48,000 for the fiscal 2001 quarter ended December 31, 2001. This includes a $53,000 reimbursement for clinical trial expenses from one of our business partners in Japan. If this reimbursement is omitted from the comparison, research and development expenses amounted to $101,000, an increase of 60% from the comparable prior year quarter. Higher expenditures for clinical studies and related outside service expenses were the primary cause of the increase.

        General and Administrative   General and administrative expenses decreased slightly to $371,000 from $400,000 for the comparable period of fiscal 2001. This decrease is primarily attributable to lower legal expenses.

        Sales and Marketing   Sales and marketing expenses were $474,000 for the quarter ended December 31, 2001, an increase of 87% from the comparable period of fiscal 2001. Higher advertising and promotional expenses for all products accounted for this increase.

Other Expense

        Other expense for the quarter ended December 31, 2001 increased by $24,000 from the comparable prior year quarter, primarily from a decrease in other income, offset in part by reduced interest expense.

Income Taxes

A provision for income taxes was not recorded in either three month period due to the Company's taxable loss position.

Net Loss

        The Company recorded a net loss of $937,000 for the three months ended December 31, 2001, compared to a net loss of $322,000 for the comparable quarter of fiscal 2001. Of the $937,000 net loss reported for the quarter, $454,000 represents the effect of the write-offs and adjustments to finished goods inventory. These write-offs and adjustments were offset in part by recognition of non-recurring product distribution license fees and reimbursement for clinical trial expenses totaling $257,000. If the effect of these events are omitted for comparison, the Company would have recorded a loss of $740,000 for the quarter ended December 31, 2001. Such loss is primarily attributable to reduced sales revenues and significantly higher sales and marketing expenses.

Nine Months Ended December 31, 2001 Compared to Nine Months Ended December 31, 2000

Net Sales

        Net sales for the nine month period ended December 31, 2001 amounted to $6,180,000, a decrease of $118,000 from the comparable period of fiscal 2001, primarily due to decreased bulk sales of Spirulina Pacifica products offset in large part by significantly increased sales of packaged consumer products. The non-recurring product distribution license fees of $204,000, is included in the fiscal 2002 net sales amount.

        International sales represented 51% and 56% of total net sales for the nine month periods ended December 31, 2001 and 2000, respectively. Sales to the Company’s largest customer, Spirulina International continued at reduced levels and accounted for less than 10% of net sales for the nine months ended December 31, 2001, compared to 21% for the comparable period of fiscal 2001.

Gross Profit

        Gross profit decreased by 38% to $1,222,000 for the nine month period ended December 31, 2001, from the comparable prior year period. Included in cost of sales for this calculation are finished goods inventory write-offs and adjustments of $454,000. If these inventory effects are omitted for comparison, gross profit for the nine month period ended December 31, 2001 would have amounted to $1,676,000. Such adjusted gross profit and net sales, adjusted for the $204,000 non-recurring product distribution license fees, would show our gross profit margin for the nine month period ended December 31, 2001 decreased to 25% from the 31% recorded for the comparable prior year period.

Operating Expenses

        Operating expenses were $2,759,000 during the nine month period ended December 31, 2001, an increase of 32% from the comparable period of fiscal 2001, with increased expenditures in all categories.

        Research and Development   Research and development expenses increased 17% to $238,000 during the nine month period ended December 31, 2001, from the comparable prior year period. Higher expenditures for clinical studies and related outside service expenses were the primary cause.

        General and Administrative   General and administrative expenses increased 13% to $1,251,000 for the nine month period ended December 31, 2001, from $1,104,000 for the comparable prior year period because of higher corporate insurance and outside service cost increases.

        Sales and Marketing   Sales and marketing expenses increased 62% to $1,270,000 for the nine month period ended December 31, 2001, from $782,000 for the comparable prior year period. Higher advertising and promotional expenses for all products accounted for this increase.

Other Expense

        Other expense increased 24% to $322,000 for the current nine month fiscal period from the comparable prior year period, primarily from a decrease in other income, offset in part by reduced interest expense.

Income Taxes

     A provision for income taxes was not recorded in either nine month period due to the Company's taxable loss position.

Net Loss

        The Company recorded a net loss of $1,859,000 for the nine months ended December 31, 2001, much higher than the net loss of $384,000 for the comparable period of fiscal 2001. This change is accounted for by decreased sales, increased production costs caused by reduced production levels and unfavorable growing conditions during November and December, the effect of finished good inventory write-offs and adjustments, and increased operating expenses.

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

Liquidity and Capital Resources

        Our working capital for the nine month period decreased by $2,551,000 from $4,177,000 at March 31, 2001 to $1,626,000 at December 31, 2001, largely from reclassification of the convertible debentures, due April 30, 2002, from long-term debt at March 31, 2001 to current liabilities at December 31, 2001, and inventory reductions of $923,000. For the nine month period ended December 31, 2001, cash and cash equivalents decreased, by $571,000 to $1,698,000 at December 31, 2001, due to negative cash flows from operating activities of $46,000, capital expenditures of $328,000, and principal payments on long-term debt of $186,000.

        Cash used in operating activities during the first nine months of fiscal 2002 was $420,000 lower than the $466,000 used in the comparable period of fiscal 2001. The primary use of cash flows in operating activities during the first nine months of fiscal 2002 was a result of the net loss of $1,859,000, offset mainly by a $923,000 reduction in inventories, and by depreciation and amortization expense.

        Cash used in investing activities (for capital expenditures) during the first nine months of fiscal 2002 was $62,000 higher than the $266,000 used in the comparable period of fiscal 2001.

        Cash used in financing activities during the first nine months of fiscal 2002 amounted to $197,000, compared to cash provided by financing activities of $2,141,000 for the comparable period of fiscal 2001, primarily as a result of the prior year’s term loan and convertible debentures financings.

Term Loan Agreement

        On April 21, 2000, the Company executed a Term Loan Agreement (Term Loan) which provided up to $3.5 million in credit facilities, secured by substantially all the assets of the Company. The Term Loan has a maturity date of May 1, 2010 and is payable in 120 equal monthly principal and interest payments of approximately $48,000, commencing June 1, 2000. The interest rate under this Term Loan, in the absence of a default under the agreement, is the prime rate, as defined, in effect as of the close of business on the first day of each calendar quarter, plus 1% (at December 31, 2001, the prime rate was 4.75%). Interest is calculated on the unpaid balance of principal based on a straight-line amortization schedule commencing May 1, 2000. Based on the terms of the agreement, $500,000 of the loan proceeds has been deposited in an interest-bearing restricted cash account, with such amount included in other assets in the consolidated balance sheets at December 31, 2001 and March 31, 2001.

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

        The Company has engaged an investment bank to renegotiate the terms of the Convertible Subordinated Debentures totaling $1,238,000 at December 31, 2001 and due on April 30, 2002 with the holders of such securities. Such renegotiation may include an extension of the conversion deadline and/or a change in the conversion price and/or a change in the interest rate. The Company expects to complete such renegotiation prior to the maturity date of April 30, 2002. However, there can be no assurance that the Company will be successful in reaching an agreement with the holders of the Convertible Subordinated Debentures, or if successful, that such agreement will be on terms favorable to the Company. If the holders of the Convertible Subordinated Debentures do not accept the renegotiated terms and demand repayment on April 30, 2002, and no alternate financing is then available, such action would have a material adverse effect on the Company’s financial position, results of operations and liquidity.

        The Company believes that its working capital provided by its Term Loan Agreement, convertible debentures and estimated cash flows from operations will be sufficient to sustain operations for fiscal 2002.

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

        The enhanced marketing effort which we initiated in the last quarter of fiscal 2001 continues to show results in the form of increased sales of packaged consumer products through the first nine months of fiscal 2002 and an increase in orders for our natural astaxanthin products. During this nine month period, packaged consumer product sales increased 69% over the comparable period of fiscal 2001. To further support this effort, in October 2001 we began production of a national television marketing campaign to promote BioAstin, our all-natural antioxidant product based on natural astaxanthin. The 30-minute infomercial is scheduled to begin airing in March 2002. We are committed to continue this expanded marketing program into the foreseeable future as part of our strategic plan to increase our sales and return the Company to profitability.

        In the international nutraceutical market, we are working closely with our marketing partner, OTC Pharma B.V. (OTC Pharma), towards the launch of BioAstin natural astaxanthin in Europe. OTC Pharma has over 90 sales representatives throughout Europe and presently distributes products in pharmacies and natural product outlets. OTC Pharma is the parent company of Spirulina International, B.V., our largest customer for Spirulina Pacifica.

        Our expanded effort in promoting our bulk natural astaxanthin products have begun to yield significant increases in orders for our NatuRose products. During the nine months ended December 31, 2001, the Company continued its aquaculture industry sales efforts for NatuRose natural astaxanthin into Japan and Chile. Combined with positive results from ongoing feeding trials confirming the efficacy of NatuRose, we are beginning to see an increase in orders from Japan which we believe should continue into future periods.

        For the six months ended December 31, 2001, orders from our largest customer, Spirulina International decreased significantly from the levels experienced during the prior two fiscal quarters. Spirulina International has indicated that it expects its purchases to continue to fluctuate from quarter to quarter in response to seasonal business conditions and other factors. Our expanded marketing efforts in the domestic market has partially offset the effect of this customer’s seasonal buying pattern, broadening our customer base and lessening our reliance on a few large customers. We intend to continue our marketing efforts in the domestic bulk market as another facet of our Company’s strategic plan to increase our revenue base.

     Our strategic marketing effort is comprised of:

— Increased advertising and promotion of packaged consumer and bulk products in North America.
—  Ongoing research into new applications for BioAstin and validation through scientific studies.
—  Launch of our BioAstin product in Europe through our marketing partner OTC Pharma.
—  Revitalization of our NatuRose distribution channels in Japan and, to a lesser extent, Chile.
— Production and placement of a 30-minute television infomercial for BioAstin and other packaged consumer products in North America.

     Our increased worldwide marketing effort has been further enhanced by three actions taken subsequent to December 31, 2001:

     In January 2002, we added Robert J. Capelli to our executive group as the Director of Sales. Mr. Capelli has over eleven years of experience in the natural food and supplement industry and will oversee our worldwide sales.

        Also in January 2002, in response to projected demand for NatuRose and BioAstin, we initiated a project to expand our astaxanthin production which, when complete, will increase our capacity by approximately 60%.

        Finally, in order to improve our ability to service our increasing customer base in Asia we formed Cyanotech Japan YK, a new business unit with an office in Tokyo. Through this unit we will be able to economize on shipping costs, ensure timely delivery to our customers in Asia and allow our Japanese customers to conduct business in Yen rather than US dollars. Established initially to sell NatuRose and Spirulina Pacifica to the animal nutrition market, we plan to offer BioAstin and Spirulina Pacifica to the human nutrition market in Japan and Asia. Our current customers for animal nutrition products will transition to this business unit by the end of March 2002.

        Our plan is to broaden our sales and marketing effort in anticipation of increased sales in the future periods. There can, however, be no assurance that the projected growth in sales will actually occur or that profitability will be attained.

         As mentioned earlier in this report in the discussion of liquidity and capital resources, we have engaged an investment bank to renegotiate the terms of the Convertible Subordinated Debentures due on April 30, 2002 and totaling $1,238,000 at December 31, 2001, with the holders of such securities. We expect to complete such renegotiation prior to the maturity date of April 30, 2002. However, there can be no assurance that we will be successful in reaching an agreement with the holders of the Convertible Subordinated Debentures, or if successful, that such agreement will be on terms favorable to the Company. If the holders of the Convertible Subordinated Debentures do not accept the renegotiated terms and demand repayment on April 30, 2002, and no alternate financing is then available, such action would have a material adverse effect on the Company's financial position, results of operation and liquidity.

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

Item 6       Exhibits and Reports on Form 8-K

      (a)    The following exhibits are furnished with this report:

         None

      (b)    Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter ended December 31, 2001.

>

SIGNATURES

        In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYANOTECH CORPORATION (Registrant)
February 12, 2002 (Date)	By:/s/Gerald R. Cysewski Gerald R. Cysewski Chairman of the Board, President and Chief Executive Officer
By:/s/Ronald P. Scott Ronald P. Scott Executive Vice President - Finance & Administration (Principal Financial and Accounting Officer)