Form 10-K
period 2002-03-31
CYANOTECH CORP
filed 2002-06-28
CIK 768408

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the fiscal year ended March 31, 2002            Commission file 0-146-02

CYANOTECH CORPORATION
(Exact name of Registrant as specified in its charter)

Nevada	91-1206026
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

73-4460 Queen Kaahumanu Hwy., Suite 102, Kailua-Kona, HI 96740
(Address of principal executive offices)

(808) 326-1353
(Registrant's telephone number)

Securities registered pursuant to Section 12(b) of the Exchange Act:
 NONE

Securities registered pursuant to Section 12(g) of the Exchange Act:

Title of class
Common Stock, Par value $.005 per share

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

        At June 26, 2002, the aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant was approximately $10,558,257.

        At June 26, 2002, the number of shares outstanding of Registrant's Common Stock was 17,558,701.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended March 31, 2002 are incorporated by reference into Part II of this Report. Portions of the Registrant's Definitive Proxy Statement for its 2002 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission on or prior to July 29, 2002 and to be used in connection with the Annual Meeting of Stockholders expected to be held on August 22, 2002, are incorporated by reference in Part III of this Form 10-K.

PART I

Item 1. Business

        Except for historical information contained in this document, the matters discussed in this report contain forward-looking statements that involve risks and uncertainties. These future risks and uncertainties could cause actual results to differ materially.

General

        Cyanotech Corporation is a worldwide leader in the development and commercialization of high value natural products derived from microalgae. Microalgae are a diverse group of over 30,000 species of microscopic plants which have a wide range of physiological and biochemical characteristics and naturally contain high levels of proteins, amino acids, vitamins, pigments and enzymes. Since 1983, we have designed, developed and implemented proprietary production and harvesting technologies, systems and processes which eliminate many of the stability and contamination problems frequently encountered in the production of microalgae. We believe that our technology, systems, processes and favorable growing location permit year-round harvesting of our microalgal products in a cost-effective manner. We currently produce natural products from microalgae for the nutritional supplement, aquaculture feed, animal nutrition, and immunological diagnostics markets.

        Since 1985, Cyanotech has been producing microalgae-based "Spirulina" products for the vitamin and supplement market. Spirulina Pacifica®, which is our principal source of revenue, is a unique strain of Spirulina microalga developed by us which provides a vegetable-based, highly absorbable source of natural beta-carotene, mixed carotenoids, B vitamins, gamma linolenic acid ("GLA"), protein, essential amino acids and other phytonutrients. We currently market our Spirulina products in more than eighteen countries through a combination of retail, wholesale, and private label channels.

        In early 1997, we introduced NatuRose® to the worldwide aquaculture industry. NatuRose is the brand name of our natural astaxanthin (pronounced "asta-zan-thin") product for the animal nutrition market which we produce from the microalga, Haematococcus pluvialis ("Haematococcus"). Astaxanthin is a red pigment used in aquaculture to impart a pink to red color to pen-raised fish and shrimp. The worldwide astaxanthin market for animal pigmentation is estimated at more than $200 million in annual sales. NatuRose competes in this marketplace with astaxanthin synthesized from petrochemicals and derived from other sources.

        In March of 1999, we announced the development of BioAstin®, our natural astaxanthin product for the human nutrition market. A growing body of scientific literature is demonstrating that the beneficial antioxidant properties of natural astaxanthin surpass many of the antioxidant properties of vitamin C, vitamin E, beta-carotene and other carotenoids. In August 1999, the United States Food and Drug Administration ("FDA"), completed its review of our application to sell BioAstin without objection, allowing us to offer our new product for sale and use as a human nutritional supplement in the United States. The total market that human astaxanthin products potentially could address is estimated to exceed $5 billion annually.

        Cyanotech Corporation was incorporated in Nevada in 1983. Our principal executive offices are located at 73-4460 Queen Kaahumanu Highway, Suite 102, Kailua-Kona, Hawaii 96740, and our telephone number is (808) 326-1353. Unless otherwise indicated, all references in this report to the "Company," "we," "us," "our," and "Cyanotech" refer to Cyanotech Corporation, a Nevada corporation, and its wholly owned subsidiaries, Nutrex Hawaii, Inc. ("Nutrex Hawaii"), a Hawaii corporation and Cyanotech Japan YK ("Cyanotech Japan"), a Japan corporation.

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

        While many unique compounds have been identified in microalgae, the efficient and cost-effective commercial production of microalgae is elusive. Many microalgae culture systems over the last 25 years have failed. Because microalgae produced for food supplements are typically cultivated and harvested outdoors, production is significantly affected by climate, weather conditions and the chemical composition of the culture media. Without consistent sunlight, warm temperature, low rainfall and proper chemical balance, microalgae will not grow quickly, resulting in longer harvesting cycles, decreased pond utilization and increased cost. Furthermore, microalgal growth requires a very nutrient rich environment. The high nutrient levels in the ponds promote the growth of unwanted organisms, or "weeds," when the chemical composition of the ponds changes from its required balance. Once contamination occurs, a pond must be emptied, cleaned and refilled, a process that further decreases pond utilization and increases production costs.

Cyanotech's Technology

        Since 1983, our scientists have designed, developed and implemented proprietary production and harvesting technologies, systems and processes which reduce many of the stability and contamination problems frequently encountered in the production of microalgae. We believe we were the first Spirulina producer to have its products and processes certified organic and we were the first microalgae producer to have its quality system registered under the ISO 9002-94 standards. Our proprietary production system is known as Integrated Culture Biology Management ("ICBM"). Through the application of this technology, our Spirulina culture ponds can be productive year-round without any significant loss in productivity due to contamination. We believe that such an accomplishment remains unique to Cyanotech.

        In addition to the advantages of our ICBM technology, we have developed a patented system for the recovery of carbon dioxide from our drying system exhaust gas, called Ocean-Chill Drying™. Since microalgae are essentially microscopic plants, they require sunlight, water, carbon dioxide and nutrients for optimal growth. By recovering carbon dioxide from the drying system that would otherwise be released into the atmosphere, we can divert the recovered carbon dioxide back to the algae cultures. This process provides us with another significant cost advantage over other microalgae producers who must purchase carbon dioxide. Moreover, Ocean-Chill Drying dries microalgal products in a low oxygen environment, which protects oxygen sensitive nutrients. In addition, we have developed an automated Spirulina processing system, which enables a single operator to harvest and dry the Spirulina powder.

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

        Another major advantage for us is the location of our production facility at the Hawaii Ocean Science and Technology ("HOST") Park at Keahole Point, Hawaii. We believe that the combination of consistent warm temperature, abundant sunlight, and low rainfall at this facility makes this a highly favorable location for the economical, large-scale cultivation of microalgae. In contrast to our facility, microalgae producers in other regions of the world lacking these favorable characteristics stop producing for up to four months a year because of less favorable climate or weather conditions. At the HOST Park, we have access to cold, clean, deep sea water that is pumped from a depth of 2,000 feet. This sea water is used both as a source of nutrients for microalga culture and as a cooling agent in the Ocean-Chill Drying process. Additionally, our facility has access to a complete industrial infrastructure and is located 30 miles from a deep water port and is adjacent to an international airport.

        Applying our experience in cultivating and harvesting Spirulina, we began commercial production of our first natural astaxanthin product, NatuRose, during the fourth quarter of fiscal 1997. By the end of fiscal 1999, our experience with NatuRose processing resulted in the development of its companion product, BioAstin.

        Our primary business objective is to be the leading developer and producer of high-value microalgal products in our existing and future markets. We believe that the combination of our ICBM technology, our PhytoDome CCS technology, our Ocean-Chill Drying process, our automated processing system and a favorable growing location with year-round production capabilities, can be successfully applied to the commercial cultivation of many other species of microalgae.

Products

Spirulina

        Our principal product, accounting for 74% and 77% of net sales for the years ended March 31, 2002 and 2001, respectively, is a nutritional microalgae marketed as Spirulina Pacifica. Developed by us and sold worldwide to the health and natural foods market, Spirulina Pacifica is a unique strain of microalgae that is a highly absorbable source of natural beta carotene, mixed carotenoids, B vitamins, GLA, protein, essential amino acids and other phytonutrients.

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

        We anticipate that sales of our Spirulina Pacifica products will continue to constitute a substantial portion of net sales during fiscal 2003. Any material decrease in the overall level of sales of, or the prices for, our Spirulina Pacifica products, whether as a result of competition, change in consumer demand, increased worldwide supply of Spirulina or other factors beyond our control, would have a material adverse effect on our business, financial condition and results of operations.

Natural Astaxanthin

        The year ended March 31, 2002 was the fifth year of commercial production of NatuRose, our natural astaxanthin product for the animal nutrition market, and the third year of commercial production of BioAstin, our natural astaxanthin product for the human nutrition market. Astaxanthin is a red pigment used primarily in the aquaculture industry to impart pink color to the flesh of pen-raised fish and shrimp. Since its introduction five years ago, dozens of feeding trials have been performed by our customers and potential customers which prove the efficacy of NatuRose as an alternative to the petrochemical-based synthetic astaxanthin presently used by most aquaculture companies. The appeal of our product is that it is derived from a natural source and produces results which are comparable, or in some cases superior, to synthetic astaxanthin. As a result of continued growth in the world aquaculture industry, the world market for astaxanthin pigment is currently estimated to exceed $200 million per year. We therefore believe that sales of NatuRose may increase in future periods.

        BioAstin, our natural astaxanthin product for the human nutrition market has been in commercial production since March 1999 and has been available for sale since we received notice from the FDA in August 1999 that it had completed review of our application to sell BioAstin without objection. In January 2000, our wholly-owned subsidiary, Nutrex Hawaii, Inc., began selling BioAstin gelcaps in packaged consumer form. A growing body of scientific literature is demonstrating that the beneficial antioxidant properties of natural astaxanthin surpass many of the antioxidant properties of vitamin C, vitamin E, beta-carotene and other carotenoids, with independent scientific studies indicating that natural astaxanthin has up to 550 times the antioxidant activity of vitamin E and 10 times the antioxidant activity of beta-carotene. We believe that sales of BioAstin, in bulk, packaged consumer form, or as a component of a formulated product, may increase and may ultimately constitute a significant portion of total sales in future periods.

        We have sponsored several scientific clinical trials since introducing this product and during fiscal 2002, results from some of these trials were announced. Among these results, some of the more promising findings are:

  •
  An early clinical trial linked BioAstin with preventing knee soreness after strenuous leg exercises and showed a significantly stronger immune system response compared to the control group after exercise activity.

  •
  A recent clinical study of BioAstin showed improvement in the condition of patients with Carpal Tunnel Syndrome ("CTS"), with patients using BioAstin reporting a reduction in both severity and duration of pain. The Occupational Safety and Health Administration ("OSHA") estimates that three million Americans suffer from CTS. Prior to receiving the results of this trial, Cyanotech was awarded U.S. Patent 6,258,855 "Method of Retarding and Ameliorating Carpal Tunnel Syndrome," based on the protective properties of BioAstin.

  •
  We received positive results from a clinical evaluation of BioAstin to measure its effectiveness in providing sunscreen protection from ultraviolet light ("UV"). The study concluded that daily ingestion of BioAstin for a two week period significantly increased the amount of UV energy required to produce skin reddening. In June 2002, we received a Notice of Allowance from the United States Patent and Trademark Office ("USPTO") for our patent application entitled "Method for Retarding and Preventing Sunburn by UV Light," based on the protective properties of astaxanthin. This patent covers the use of natural and synthetic astaxanthin as a single active ingredient to retard and prevent sunburn in both oral and topical applications.

  •
  In May 2002, we reported results from another clinical trial testing the benefit of BioAstin on subjects suffering from rheumatoid arthritis. Results from this trial show that BioAstin reduced joint pain significantly and improved overall physical performance in the subjects. Rheumatoid arthritis is a chronic destructive disorder that is the most common form of inflammatory arthritis. According to the Arthritis Foundation, over two million Americans suffer from rheumatoid arthritis with an estimated cost to the U.S. economy of $65 billion per year in medical care and indirect expenses for this and similar musculoskeletal conditions.

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

Research & Development Expenses

        Cyanotech's expertise is in the development of efficient, stable and cost-effective production systems for microalgal products. Our researchers investigate specific microalga identified in scientific literature for potentially marketable products and then strive to develop the technology to grow such microalgae on a commercial scale.

        The Company's current research and development efforts are primarily directed at validating the anecdotal indications of BioAstin through clinical evaluations and trials. In March 2002 we concluded a feeding trial aimed at further validation of the efficacy of NatuRose as an alternative to synthetic pigments in both aquaculture and avian feed markets. As anticipated due to our expanded clinical studies, research and development expenses increased during fiscal 2002 to $343,000, up 29% from the prior fiscal year's expenditures of $265,000, but 33% less than the $514,000 spent in fiscal 2000. The Company continues to investigate new products and prioritizes its research and development activities to focus on projects that we believe will have the greatest market acceptance and achieve the highest return on the Company's investment. Successful microalgal product development is highly uncertain and is dependent on numerous factors, many of which are beyond the Company's control. Products that appear promising in early phases of development may be found to be ineffective, may be uneconomical because of manufacturing costs or other factors, may be precluded from commercialization due to the proprietary rights of other companies, or may fail to receive necessary regulatory approvals.

Manufacturing

        Cyanotech cultivates and processes its microalgae products at a 90-acre production facility on the Kona coast of the island of Hawaii. We have a total of 68 large oval culture ponds, 1 media recycling lake and 17 smaller auxiliary culture ponds totaling approximately 200,000 square meters, all of which are currently available for production. Each of the large ponds has an average surface area of 30,408 square feet (2,825 square meters) and each contain approximately 132,000 gallons (500,000 liters) of culture media. In addition, we have in production eight large-scale photobioreactors, each with a capacity of approximately 12,000 gallons (45,000 liters). Also located at this facility are two processing plants, our Spirulina tableting plant, our research and quality control laboratories and three administration buildings.

Spirulina Pacifica

        Cyanotech began culturing Spirulina Pacifica in 1985 at its present facility at the HOST Park. Since 1994, we have produced two grades of Spirulina Pacifica; an all-natural grade cultivated by using conventional agricultural fertilizers and an organic grade that is cultivated using only organic fertilizers. Our organic Spirulina Pacifica is grown and processed in accordance with the California Organic Food Act of 1990 and is certified annually by Quality Assurance International, a leading third-party agency. Both grades of Spirulina Pacifica are certified Kosher and are cultivated without the use of herbicides or pesticides. Since 1996, our Company's Spirulina process has also been certified under the ISO 9002-94 international quality standards.

        Our Spirulina Pacifica is cultivated in a combination of fresh water and a metered amount of nutrient-rich deep ocean water (containing ninety-six trace elements), drawn from a depth of 2,000 feet below sea level. This water is supplemented with the other major required nutrients such as food-grade sodium bicarbonate (baking soda) and infused with carbon dioxide. The Spirulina crop in each pond is circulated by paddlewheels to keep an even blend of nutrients in suspension and a uniform exposure of the algae to sunlight, the other major component of cultivation. Our ponds are engineered to maintain the right media depth for sunlight to permeate each crop completely, facilitating rapid growth. Our system promotes efficient growing conditions, allowing the Spirulina Pacifica algae to reproduce rapidly. Each pond can be harvested, on average, in six days.

        Once ready for harvest, 70% of the Spirulina culture is pumped from a pond through underground pipes to our processing building where the crop is separated from the culture medium by stainless steel screens. The remaining 30% serves as an innoculum for the next growth cycle. Harvested Spirulina is washed with fresh water three times and vacuum filtered before moving to the drying stage. Culture media removed in processing is recycled. Recycled media is treated, tested for nutrient content and, if necessary, fortified with nutrients before being returned to the culture ponds for another cycle of cultivation. Our ICBM technology for microalgae cultivation has proven to be a reliable and stable operating environment, allowing us to grow and harvest Spirulina without significant contamination by unwanted algae and associated loss of productivity. We believe that such an accomplishment remains unique to Cyanotech.

        Spirulina Pacifica for use in powder and tablets is dried by our patented low-oxygen Ocean-Chill Drying process which preserves high levels of antioxidant carotenoids. This provides a significant quality edge over competing products. The drying process takes about six seconds and results in a dark green powder. We also employ an alternate proprietary drying method to produce Spirulina Pacifica in the flake form. Bulk Spirulina powder, tablets and flakes are vacuum-sealed in oxygen-barrier foil laminate bags along with a packet of oxygen absorbent. This packaging ensures product freshness and extends the shelf life of bulk Spirulina Pacifica products to three years. Another significant benefit of the Ocean-Chill Drying system is our ability to recover the carbon dioxide produced in the drying process. The recovered carbon dioxide is a major required nutrient for algal culture growth.

        Each lot of Spirulina is sampled and subjected to thorough quality assurance which includes testing for bulk density, moisture, particulate matter, color and taste, among others. In addition, each lot of our Spirulina Pacifica undergoes a prescribed set of microbiological food product tests, including total aerobic bacteria, coliform bacteria and E. coli. All of our Spirulina Pacifica powder is certified free of pesticides and herbicides, and certified Kosher.

        Spirulina powder is difficult to form into tablets. Most tablet manufacturers either add high amounts (from 10% to 30%) of inert substances to "glue" the tablet together or use a heat granulation process that destroys nutrients. In contrast, our Spirulina Pacifica tablets contain a maximum of 2% of such substances and are produced in cold press compression tablet-making machines. Our Spirulina Pacifica flakes are produced by combining freshly harvested Spirulina Pacifica with food-grade lecithin and drying this blend in a proprietary system. The Company's packaged consumer products are bottled and labeled by a subcontractor in California. This subcontractor is a cGMP manufacturer with organic and Kosher certifications, subject to regular government inspections.

Natural Astaxanthin

        The Haematococcus microalgae which produce natural astaxanthin grow in fresh water supplemented with nutrients. As such, it is extremely susceptible to contamination by unwanted algae, protozoa, and amoeba. Cyanotech has developed a proprietary system to overcome this problem known as our PhytoDome Closed Culture System or PhytoDome CCS. Using this large-scale photobioreactor, we are able to consistently grow large volumes of contaminant-free Haematococcus cultures.

        For the final stage of culture, the Haematococcus algae is transferred to open ponds. There, an environmental stress is applied causing spores to form which accumulate high levels of astaxanthin. The media containing these spores is transported through underground pipes to our astaxanthin processing building where the culture media and algal spores are separated. Fresh water recovered from this stage of processing is tested and treated using a proprietary water treatment system. It is then recycled for use in the next production cycle. The algal spores are dried to a fine powder using the low-oxygen Ocean-Chill Drying system. During processing, the spores are cracked in a proprietary system to assure high bioavailability of astaxanthin. Finally the bulk powder in vacuum-sealed in oxygen-barrier foil laminate bags along with a packet of oxygen absorbent.

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

        Natural astaxanthin powder for human consumption may be processed further utilizing a carbon dioxide extraction process. All natural astaxanthin products destined for human consumption undergo a prescribed set of microbiological food product tests, including total aerobic bacteria, coliform bacteria and E. coli.

Distribution and International Sales

        The majority of our bulk Spirulina sales are to health food manufacturers and health food formulators with their own Spirulina product lines, many of whom identify and promote Cyanotech's Hawaiian Spirulina Pacifica in their products. Our packaged consumer products sell through an established health food distribution network in the domestic market under the Nutrex Hawaii label. Orders for packaged consumer products are taken at the retail level by one of 25 regional broker representatives and shipped through one of 27 wholesale distributors. In selected foreign markets, we have exclusive sales distributors for both our bulk Spirulina and packaged consumer products. During fiscal 2002, our Spirulina Pacifica products were sold in 18 foreign countries and the United States.

        NatuRose is presently being sold through a network of agents and distributors directly to aquaculture farmers, aquaculture feed manufacturers, poultry feed formulators, vitamin premix suppliers and other end users in 19 foreign countries and the United States for use in aquaculture feed, poultry feed and pet feed industries. During fiscal 2002, Japan emerged as one of our primary markets for the application of NatuRose in aquaculture. Feeding trials in Japan have proven that NatuRose produces superior results in pen-raised "Tai" or Sea Bream; a major product in that market. Using NatuRose, pen-raised Sea Bream develop an appearance closer to fish caught in the open ocean than cultivated fish fed synthetic astaxanthin. In addition to the more desirable natural coloration, a lower volume of NatuRose is required compared to synthetic astaxanthin. The increased demand for NatuRose in Japan was a major factor in our decision to establish Cyanotech Japan YK as a new channel of distribution in January 2002. In addition to aquaculture, NatuRose is also being used to pigment the yolk of chicken eggs in Scandinavia and Japan and is being used by commercial tropical fish breeders to produce higher-value tropical fish with more desirable coloration. As NatuRose is one of the few non-synthetic astaxanthin feed ingredients available, many feed formulators identify NatuRose and Cyanotech as the source of this component in their feed to capitalize on the appeal of an all-natural feed/cultivation process.

        BioAstin is presently being sold to nutritional supplement manufacturers and health food formulators as well as through our wholly-owned subsidiary, Nutrex Hawaii, Inc. During fiscal 2002, increased interest in packaged BioAstin for the wholesale and retail markets resulted in sales of $535,000, an increase of $340,000, or 174%, over the prior fiscal year sales. Revenues for this product during fiscal 2002 were derived primarily from sales made to natural products distributors, to retailers and directly to consumers using our toll-free order line (1-888-922-2107) and our internet e-commerce website, www.nutrex-hawaii.com. While interest from wholesale distributors and retailers for BioAstin has increased over prior years, we expect that sales through retail channels will continue to grow as consumers become more aware of the product and its benefits. As part of our expansion of sales channels, Twinlab Corporation ("Twinlab") introduced new product formulations containing our natural astaxanthin. Twinlab is a dietary supplement industry leader with extensive distribution in all major consumer channels and markets.

        In our effort to increase the revenue potential of our packaged consumer product, in October 2001 we began development of a national television marketing campaign to promote Nutrex Hawaii's BioAstin in the mass market. A key element in this campaign is a 30-minute television infomercial. This infomercial was tested in several markets in late April and early May 2002. Sales from the infomercial, however, were less than anticipated and the test results are being analyzed to refocus the infomercial to generate improved response. A new website for direct retail ordering online was launched in April 2002 at www.bioastinxp.com.

        In the years ended March 31, 2002, 2001 and 2000, international sales accounted for approximately 47%, 54% and 46%, respectively, of our net sales. We expect that international sales will continue to represent a significant portion of our net sales in future periods. Our business, financial condition and results of operations may be materially adversely affected by any difficulties associated with managing accounts receivable from international customers, tariff regulations, imposition of governmental controls, political and economic instability or other trade restrictions. Through December 2001 all of our international sales were denominated in United States dollars which exposed us to a measure of risk resulting from fluctuations in currency exchange rates. Such fluctuations could cause our products to become relatively more expensive to customers in the affected country, leading to a reduction in sales in that country. To address this issue in one of our major markets, we formed the Japanese business unit, Cyanotech Japan in January 2002. Through this subsidiary, we will be able to better service our increasing customer base in Japan, economize on shipping, provide more timely delivery to our Japanese customers and allow these customers to conduct transactions in Japanese Yen rather than US Dollars.

Customers

Spirulina

        We market and sell our Spirulina products to a variety of customers, which range in size from $500 million in annual sales to small retail stores. Several of our major customers are businesses that were established exclusively to market and sell Spirulina products.

        Approximately $1,031,000, or 13% of our net sales for the year ended March 31, 2002 was to a single customer, Spirulina International B. V. ("Spirulina International"), a Spirulina marketing and distribution company based in the Netherlands. Sales to this customer during the prior fiscal year were $1,533,000 or 19%. We believe that sales to this customer will continue to represent a significant portion of total net sales in future periods. Any changes in demand from this customer could have a material adverse effect on our business, financial condition and results of operations.

        We market and sell our Spirulina products to a variety of other customers, including:

        Health Food Manufacturers.    Health food manufacturers often use Cyanotech's Spirulina Pacifica products as a key ingredient in their Spirulina-based products, or as an ingredient in their health food formulations. These customers purchase bulk powder or bulk tablets and package the products under their brand label for sale to the health and natural food markets. Many of the products produced by these customers are often marketed and sold domestically in direct competition with our Nutrex Hawaii line of retail consumer products.

        Private Label Customers.    We currently provide private label retail consumer products to seven international customers. Products for these customers are manufactured only upon receipt of an order and no finished product inventories are maintained.

        Retail Distributors.    Retail distributors act as product wholesalers to independent and chain retailers. The majority of domestic Nutrex Hawaii sales in the year ended March 31, 2002 were to 29 distributors.

        Raw Materials Suppliers.    In the year ended March 31, 2002, we sold bulk Spirulina products to fifteen domestic and ten foreign customers engaged in the business of distributing natural raw materials to health and natural food manufacturers. These distributors provide their customers with standardized quality control, warehousing and distribution services, and charge a mark up on the products for providing these services. These distributors may differentiate the products they sell, but they generally treat the products as commodities, with price being the major determining factor in their purchasing decision.

Natural Astaxanthin

        NatuRose is presently being sold through a network of agents and distributors directly to aquaculture farmers, aquaculture feed manufacturers, poultry feed formulators, vitamin premix suppliers and other end users in the United states and in 19 foreign countries. As mentioned earlier, in fiscal 2002 our major market for NatuRose was aquaculture customers in Japan. In addition to our aquaculture customers, NatuRose is also being sold to poultry feed formulators to naturally pigment the yolk of chicken eggs and to pet feed formulators for commercial breeders of high-value tropical fish. As our product is a natural astaxanthin derived from microalgae, many of these formulators identify NatuRose and Cyanotech as the source of this component in their feed.

        BioAstin is presently being sold as an ingredient to dietary supplement manufacturers and health food formulators as well as through our wholly-owned subsidiary, Nutrex Hawaii, Inc. as a packaged consumer product. During fiscal 2002, BioAstin consumer product revenues were derived primarily from sales made directly to natural product distributors, retailers and consumers using our toll-free order line (1-888-922-2107) and our internet e-commerce website, www.nutrex-hawaii.com.

        A BioAstin infomercial was tested in several television markets in late April and early May, 2002. Sales generated from these test airings were less than anticipated and results are being analyzed to refocus the infomercial to improved the response. To accommodate the orders from this infomercial, we have contracted with a fulfillment call center and established a new BioAstin website at www.bioastinxp.com for direct retail ordering online.

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

Natural Astaxanthin

        Our natural astaxanthin product for the animal nutrition market, NatuRose, competes directly with the synthetic astaxanthin products produced and marketed for the commercial feed and aquaculture industry worldwide by Hoffmann-LaRoche and BASF. The animal nutrition market for astaxanthin is currently dominated by a single producer, Hoffmann-LaRoche, who produces synthetic astaxanthin from petrochemicals. Hoffmann-LaRoche currently sells astaxanthin synthesized from petrochemicals to the aquaculture industry at approximately $2,400 per pure kilogram, on average. To a lesser extent, our NatuRose also competes in the marketplace with natural astaxanthin derived from other natural sources.

        In August 2000, the FDA affirmed our development work by approving NatuRose for use as a color additive in the feed of salmon and trout grown worldwide and sold in the United States. During fiscal 2001, two additional producers, Archer Daniels Midland and Igene Biotechnology, Inc., entered the market with natural astaxanthin products derived from Phaffia yeast. Several other companies have announced plans to produce commercial quantities of natural astaxanthin but we believe that these companies are presently producing only small quantities for test purposes.

        Although synthetic astaxanthin has widespread use as a pigmentation source in commercial aquaculture, independent scientific analysis has shown that the molecular structure of the astaxanthin derived from the Haematococcus microalga more closely resembles the astaxanthin obtained naturally by fish in the wild. As mentioned earlier in this report, this characteristic has shown significant positive results in feeding trials done in Japan on Sea Bream. The results from these feeding trials affirm our belief that there is an international market demand for pen raised seafood whose diet consists of nutrients derived from natural sources. We believe there is commercial demand for a natural astaxanthin pigment for animal feed and that our NatuRose product can compete against such other products on the basis of performance and price.

        BioAstin, our natural astaxanthin product for the human nutrition market, was the first natural astaxanthin product for human consumption to be reviewed without exception by the FDA. Presently, BioAstin competes directly in the United States with "Asta-Factor," a natural astaxanthin product produced and marketed by Aquasearch, Inc. ("Aquasearch"), and in Japan with "AstaReal" produced by Fuji Chemicals, as well as a variety of vitamins, dietary supplements and other antioxidant products available to consumers. In certain portions of the European market, BioAstin competes directly with "Astaxin", a microalgae-based natural astaxanthin product produced by AstaCarotene AB of Sweden. The nutritional products market is highly competitive. It includes international, national, regional and local producers and distributors, many of whom have greater resources than Cyanotech, and many of whom offer a greater variety of products.

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

        The Federal Dietary Supplement Health and Education Act ("DSHEA") regulates the use and marketing of dietary supplements, including vitamin products. The DSHEA covers only dietary supplements and contains a number of provisions that differentiate dietary supplements from other foods. The DSHEA also sets forth standards for adulteration of dietary supplements or ingredients and provides detailed requirements for the labeling of dietary supplements, including nutrition and ingredient labeling. Compliance with relevant requirements can be onerous and time consuming, and there can be no assurance that Cyanotech can continue to meet relevant FDA manufacturing requirements for existing products or meet such requirements for any future products. Ongoing compliance with applicable regulatory requirements are monitored through periodic inspections by state and federal agencies, including the FDA, the Hawaii Department of Health and comparable agencies in other countries. Our processing facility is also inspected annually for organic certification by Quality Assurance International and for Kosher certification by Organized Kashrus Laboratories.

        A portion of our bulk and packaged Spirulina Pacific products are labeled for sale as "Certified organically grown and processed under the California Organic Foods Act of 1990." By October 2002 all United States products labeled "Organic" will be subject to new guidelines promulgated under the United States Department of Agriculture's ("USDA") National Organic Program ("NOP"). These regulations are primarily directed at soil-based agriculture, a method of cultivation quite different from the aquaculture methodology used to produce microalgae. We have petitioned the USDA National Organic Standards Board to amend their proposed regulations to include exemptions based on the unique aspects of Spirulina cultivation. There can be no guarantee that the USDA will grant our request. In order to comply with the proposed regulations without the requested addendum, we may encounter significant increases in organic Spirulina production costs which in turn may affect our decision to produce "Certified Organic" Spirulina for sale in large quantities.

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

Patents, Licenses and Trademarks

        Cyanotech has received four United States patents; two on aspects of our production methods and two for use of our BioAstin products in treatment of CTS and Canker/Cold sores. In addition, we have received notice of allowance from the USPTO for the use of BioAstin as both a topical and oral sunscreen. Although we regard our proprietary technology, trade secrets, trademarks and similar intellectual property as critical to our success, we rely on a combination of trade secret, contract, patent, copyright and trademark law to establish and protect our rights in our products and technology. There can be no assurance that we will be able to protect our technology adequately or that competitors will not be able to develop similar technology independently. In addition, the laws of certain foreign countries may not protect the Company's intellectual property rights to the same extent as the laws of the United States.

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

Associates

        Cyanotech employed 58 full-time associates as of March 31, 2002. Approximately 35 associates are involved in the harvesting and production process, 4 are involved in research and product development, and the remainder are involved in sales, administration and support. Management believes that its relations with its associates are good. We have not experienced difficulty in attracting personnel and none of our associates are represented by a labor union.

Industry Segments and Export Sales

        The Company's business consists of one industry segment and is grouped into six geographic areas: United States, Canada/South America, the Netherlands, Europe, excluding the Netherlands, China, and Asia/Pacific, excluding China. In January 2002, the Company established Cyanotech Japan, a new subsidiary with an office in Tokyo. The following table (dollars in thousands) summarizes the product sales revenues from unaffiliated customers in each of the six geographic regions:

	2002		2001		2000
United States	$4,393	53%	$3,676	46%	$3992	54%
Canada/South America	394	5%	509	6%	371	5%
The Netherlands	1,032	13%	1,542	19%	1,715	23%
Europe, excluding the Netherlands	706	8%	640	8%	613	8%
China	157	2%	119	1%	73	1%
Asia/Pacific, excluding China	1,553	19%	1,557	20%	634	9%

Total Product Sales Revenues	$8,235	100%	$8,043	100%	$7,398	100%

        The Company believes that its profit margin on export sales is not significantly different from that realized on sales in the United States. In January 2002, we established Cyanotech Japan, a new subsidiary with an office in Tokyo. In our consolidated financial reports, sales made through this subsidiary are denominated in Japanese Yen and converted to US Dollars at the exchange rate in effect at the date of the sale.

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

        During 1997, we reached a preliminary agreement with the State of Hawaii to lease an additional 93 acres at the HOST Park, which increased the total acreage under lease to 183 acres. The State of Hawaii agreed to allow the Company to lease this additional 93 acres on a year-to-year basis, until such time that the Company determines the need for a longer lease term. The construction work performed on this expansion acreage was the subject of the asset impairment charge of $2,796,000 recorded during fiscal 2000. Due to improvements made in our astaxanthin cultivation and processing over the past five years, in April 2002 we determined that only a portion of this reserved expansion area would be needed and reduced the reserved land under this lease from 93 acres to 30 acres. The State of Hawaii has agreed to allow this change and to continue to lease the 30 acre parcel to us on a year to year basis. Our current lease agreement, as revised, is effective through December 31, 2002. Subject to available funds, we ultimately plan to use this new property to construct a larger astaxanthin production facility and additional culture ponds that would use the PhytoDome CCS technology. We believe that there is sufficient available land at the HOST Park to meet our currently planned needs.

Item 3. Legal Proceedings

        There were no legal matters addressed during fiscal 2002.

Item 4. Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of the stockholders during the fourth quarter of fiscal 2002.

Part II

Item 5. Market for Common Equity and Related Stockholder Matters

        The information required by this Item is incorporated by reference to the Section labeled "Market for Common Equity and Related Stockholder Matters" in the Company's 2002 Annual Report to Stockholders, attached as Exhibit 13.

Item 6. Selected Financial Data

	Years ended March 31,
	2002	2001	2000	1999	1998
	(in thousands, except per share data)
Results of Operations
Net sales	$8,235	$8,043	$7,398	$6,738	$7,627
Gross profit(b)	1,562	2,345	1,503	973	3,137
Impairment of long-lived assets	—	—	2,796	—	—
Loss from operations(a)(b)	(2,185)	(708)	(4,312)	(2,642)	(300)
Net loss(a)(b)	(2,589)	(1,067)	(4,485)	(2,557)	(300)
Net loss per common share
Basic and Diluted(a)(b)	$(0.15)	$(0.07)	$(0.34)	$(0.21)	$(0.05)
Average Shares Outstanding
Basic and Diluted	17,033	15,997	13,775	13,602	12,909
Selected Balance Sheet Data
Cash and investment securities	$1,051	$2,269	$405	$323	$1,397
Working capital	1,008	4,177	2,094	917	2,596
Total assets	18,400	21,423	19,689	23,621	25,667
Long-term debt and capital lease obligations, excluding current maturities	2,765	4,336	1,307	13	129
Stockholders' equity	13,191	15,695	16,645	20,707	23,174

(a)
Loss from operations, net loss and net loss per common share for the year ended March 31, 2000 reflect the effect of an asset impairment charge of $2,796. For further detail, see the sections "Operating Expenses—Impairment of Long-Lived Assets" and "Liquidity and Capital Resources" in Management's Discussion and Analysis of Financial Condition and Results of Operations from the Company's fiscal 2000 Annual Report to Stockholders.

(b)
Gross profit, loss from operations, net loss and net loss per common share for the year ended March 31, 2002 reflect the effect of a finished goods inventory adjustment totaling $454. For further detail, see the section "Results of Operations—Fiscal 2002 Compared to Fiscal 2001—Gross Profit" in Management's Discussion and Analysis of Financial Condition and Results of Operations from the Company's fiscal 2002 Annual Report to Stockholders.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The information required by this Item is incorporated by reference to the Section labeled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2002 Annual Report to Stockholders, attached as Exhibit 13.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

        We have not entered into any transactions using derivative financial instruments or derivative commodity instruments and believe that our exposure to market risk associated with other financial instruments is not material.

Item 8. Financial Statements and Supplementary Data

        The consolidated balance sheets of the Company and subsidiaries as of March 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended March 31, 2002, together with the accompanying notes and the related Independent Auditors' Report, all contained in the Company's 2002 Annual Report to Stockholders attached as Exhibit 13, are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.

Part III

Item 10. Directors and Executive Officers; Compliance with Section 16(a) of the Exchange Act

(a)  Identification of Directors

        The information required by this Item is incorporated by reference from the Sections captioned "Proposal One: Election of Directors," "Certain Transactions," "Security Ownership of Certain Beneficial Owners and Management" and "Compliance with Section 16(a) of the Exchange Act" contained in Cyanotech's definitive 2002 Proxy Statement.

(b)  Identification of Executive Officers

        The executive officers of Cyanotech and their ages and positions as of March 31, 2002 are as follows:

Name	Age	Position
Gerald R. Cysewski, Ph.D	53	Chairman of the Board, President and Chief Executive Officer
Ronald P. Scott	47	Executive Vice President—Finance and Administration, Secretary and Treasurer
Glenn D. Jensen	43	Vice President—Operations
Kelly J. Moorhead	46	Vice President—Sales and Marketing
R. Shane Rohan	42	Vice President—Production

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

        Mr. Scott was appointed to the Board of Directors of the Company in November 1995, has served as Executive Vice President—Finance and Administration since August 1995, and has served as Secretary and Treasurer since 1990. From 1990 until August 1995, Mr. Scott served as Vice President—Finance and Administration. Prior to 1990, he was Assistant Controller for PRIAM Corporation, a manufacturer of Winchester disk drives and served in various accounting management positions with Measurex Corporation, a manufacturer of industrial process control systems. Mr. Scott holds a B.S. degree in Finance and Management from California State University, San Jose, and an M.B.A. degree from the University of Santa Clara.

        Mr. Jensen has served as Vice President—Operations since May 1993. He joined Cyanotech in 1984 as Process Manager and was promoted to Production Manager in 1991, in which position he served until his promotion to Vice President—Operations. Prior to joining Cyanotech, Mr. Jensen worked for three years as a plant engineer at a Spirulina production facility, Cal-Alga, near Fresno, California. Mr. Jensen holds a B.S. degree in Health Science from California State University, Fresno.

        Mr. Moorhead, who joined the Company in 1984, has served as Vice President—Sales and Marketing since September 1999; from June, 1998 to September 1999, he was Vice President of New Product Development; from October 1997 to June 1998, he was Vice President—Sales and Marketing; from August 1996 to October 1997 he was Vice President—International Sales; from December 1991 to August 1996 he was Vice President—Sales and Marketing and President of Nutrex, Inc; from August 1987 to December 1991, he served as Vice President—Production. Prior to joining Cyanotech, Mr. Moorhead worked at the Oceanic Institute in Honolulu, Hawaii where he conducted research on production of Spirulina from agricultural waste. Mr. Moorhead holds a B.S. degree in Aquatic Biology from the University of California, Santa Barbara.

        Mr. Rohan has served as Vice President—Production since July 2000. From April 1994 to July 2000, he served as Production Manager. Mr. Rohan joined Cyanotech as a Culture Biologist in November 1992. Prior to joining Cyanotech, Mr. Rohan worked as a Senior Research Assistant in the Marine Biology Department at the Scripps Institute of Oceanography. Mr. Rohan holds a B. S. degree in Marine Natural Products Chemistry from the University of California, San Diego.

Item 11. Executive Compensation

        The information required by this Item is incorporated by reference from the section captioned "Executive Compensation and Other Information," "Director Remuneration" and "Stockholder Return Performance Graph" contained in Cyanotech's definitive 2002 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The security ownership information required by this Item is incorporated by reference from the section captioned "Security Ownership of Certain Beneficial Owners and Management" contained in Cyanotech's definitive 2002 Proxy Statement.

Equity Compensation Plan Information

        The following table provides information about the Company's common stock that may be issued upon the exercise of options and rights under all of the Company's existing equity compensation plans as of December 31, 2001, including the 1994 Non-employee Director Stock Option and Stock Grant Plan and the 1995 Stock Option Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders
1994 Non-employee Director Stock Option and Stock Grant Plan	15,000 Shr.	$2.36	32,000 Shr.
1995 Stock Option Plan	725,696 Shr.	$2.10	66,854 Shr.

Total	740,696 Shr.	$2.10	98,854 Shr.

Item 13. Certain Relationships and Related Transactions

        Not applicable.

Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) (1). The following Consolidated Financial Statements of Cyanotech Corporation and its subsidiaries are incorporated herein by reference pursuant to Item 8:

Page in 2002 Annual Report To Stockholders
Independent Auditors' Report	32
Consolidated Balance Sheets as of March 31, 2002 and 2001	14
Consolidated Statements of Operations for each of the years in the three-year period ended March 31, 2002	15
Consolidated Statements of Stockholders' Equity and Comprehensive Loss for each of the years in the three-year period ended March 31, 2002	16
Consolidated Statements of Cash Flows for each of the years in the three-year period ended March 31, 2002	17
Notes to Consolidated Financial Statements	18-31

(a) (2). The following financial statement schedule is included in this report on the pages indicated below:

Schedule II Valuation and Qualifying Accounts	21
Independent Auditors' Report	22

        Schedules not listed above are omitted because of the absence of the conditions under which they are required or because the required information is included in the consolidated financial statements or notes thereto, which financial statements are incorporated by reference.

(a) (3). Index to exhibits

Exhibit Number	Document Description
3.1	Restated Articles of Incorporation. (Incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-QSB for the quarter ended December 31, 1996, file no. 0-14602.)
3.2	Bylaws of the Registrant, as amended. (Incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-QSB for the quarter ended December 31, 1995, file no. 0-14602.)
4.1	Specimen Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form SB-2 filed on February 28, 1996, file no. 333-00951.)
10.1	Stockholders Agreement dated as of May 17, 1993. (Incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1994, file no. 0-14602.)
10.2	1994 Non-Employee Directors Stock Option and Stock Grant Plan. (Incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1994, file no. 0-14602.)
10.3	1995 Stock Option Plan for Cyanotech Corporation dated August 9, 1995, as amended. (Incorporated by reference to Exhibit 4(c) to the Company's Registration Statement on Form S-8 filed on October 27, 1995, file no. 33-63789.)
10.4	Sub-Lease Agreement between the Company and Natural Energy Laboratory of Hawaii Authority dated December 29, 1995. (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB for the quarter ended December 31, 1995, file no. 0-14602.)
10.5	Term Loan Agreement dated April 21, 2000 between the Company and B&I Lending, LLC. (Incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended March 31, 2000, file no 014602.)
11.1	Statement re: Computation of Earnings per Share.
13	2002 Annual Report to Stockholders (portions only) as stated herein.
21.1	Subsidiaries of the Company.
23.1	Accountants' Consent.

(b)    Reports on Form 8-K

        The Registrant did not file any reports on Form 8-K during the fourth quarter of the 2002 fiscal year.

        No Annual Report to Stockholders or proxy material has been sent to Stockholders as of this date. Such report and proxy material will be furnished to Stockholders after the filing of this Form and copies of such materials will be furnished to the Commission when they are sent to Stockholders.

Schedule II

Cyanotech Corporation and Subsidiaries
Valuation and Qualifying Accounts (in thousands)
Years Ended March 31, 2002, 2001 and 2000

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year
Allowance for Doubtful Receivables
2002	$20	20	—	—	$40
2001	$10	10	—	—	$20
2000	$12	7	—	9	$10

INDEPENDENT AUDITORS' REPORT

The Board of Directors
Cyanotech Corporation:

        Under date of May 1, 2002, except as to notes 5, 8 and 15 which are as of June 17, 2002, we reported on the consolidated balance sheets of Cyanotech Corporation and subsidiaries as of March 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and comprehensive loss, and cash flows for each of the years in the three-year period ended March 31, 2002, as contained in the 2002 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year ended March 31, 2002. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in Item 14(a)(2). The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

        In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        The independent auditors' report on the consolidated financial statements of Cyanotech Corporation referred to above also contains an explanatory paragraph that states that the consolidated financial statements have been prepared assuming that Cyanotech Corporation will continue as a going concern. As discussed in note 15 to the consolidated financial statements, the Company has suffered recurring losses from operations and has limited sources of additional liquidity to enable it to sufficiently liquidate its debts, including convertible debentures of $1,238,000 due on October 31, 2002, as they become due that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 15. The consolidated financial statements and financial statement schedule do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KPMG LLP
Honolulu, Hawaii
May 1, 2002

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 22nd day of June, 2002.

CYANOTECH CORPORATION
By:	/s/ GERALD R. CYSEWSKI, PH. D. Gerald R. Cysewski, Ph. D. Chairman of the Board, President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ GERALD R. CYSEWSKI Gerald R. Cysewski, Ph.D.	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer and Director)	June 27, 2002
/s/ RONALD P. SCOTT Ronald P. Scott	Executive Vice President—Finance and Administration, Secretary and Treasurer (Principal Financial and Accounting Officer and Director)	June 27, 2002
/s/ ERIC H. REICHL Eric H. Reichl	Director	June 27, 2002
/s/ DAVID I. ROSENTHAL David I. Rosenthal	Director	June 27, 2002
/s/ JOHN T. WALDRON John T. Waldron	Director	June 27, 2002
/s/ PAUL C. YUEN Paul C. Yuen	Director	June 27, 2002

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
Part II
  Item 5. Market for Common Equity and Related Stockholder Matters
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7a. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Part III
  Item 10. Directors and Executive Officers; Compliance with Section 16(a) of the Exchange Act
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions
Part IV
  Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
Cyanotech Corporation and Subsidiaries Valuation and Qualifying Accounts (in thousands) Years Ended March 31, 2002, 2001 and 2000
INDEPENDENT AUDITORS' REPORT
SIGNATURES