Form 10-Q
period 2002-06-30
CYANOTECH CORP
filed 2002-08-19
CIK 768408

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For Quarterly Period Ended June 30, 2002

or

☐	Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the transition period from                              to

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

Number of common shares outstanding as of July 31, 2002:

Title of Class	Shares Outstanding

Common stock—$.005 par value stock	17,558,701

CYANOTECH CORPORATION
FORM 10-Q

INDEX

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets (unaudited) June 30, 2002 and March 31, 2002	3
	Consolidated Statements of Operations (unaudited) Three month periods ended June 30, 2002 and 2001	4
	Consolidated Statements of Cash Flows (unaudited) Three month periods ended June 30, 2002 and 2001	5
	Notes to Consolidated Financial Statements (unaudited)	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	17
Item 6.	Exhibits and Reports on Form 8-K	17
SIGNATURES		18

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

CYANOTECH CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands except share amounts)
(Unaudited)

	June 30, 2002	March 31, 2002
Assets
Current assets:
Cash and cash equivalents	$666	$1,051
Accounts receivable, net	1,596	1,340
Refundable income taxes	9	9
Inventories (note 2)	1,225	994
Prepaid expenses	167	58

Total current assets	3,663	3,452
Equipment and leasehold improvements, net (note 3)	13,716	13,931
Other assets	904	1,017

Total assets	$18,283	$18,400

Liabilities and Stockholders' Equity
Current liabilities:
Current maturities of long-term debt	$1,543	$1,543
Accounts payable	731	685
Accrued expenses	338	216

Total current liabilities	2,612	2,444
Long-term debt, excluding current maturities
Term loan	2,692	2,765

Total liabilities	5,304	5,209

Stockholders' equity:
Common Stock of $0.005 par value, authorized 25,000,000 shares at March 31, 2002; issued and outstanding 17,558,701 shares at June 30, 2002 and 17,043,701 shares at March 31, 2002	88	85
Additional paid-in capital	25,137	24,567
Accumulated other comprehensive loss-foreign currency translation adjustments	(2)	(2)
Accumulated deficit	(12,244)	(11,459)

Total stockholders' equity	12,979	13,191

Total liabilities and stockholders' equity	$18,283	$18,400

See accompanying notes to consolidated financial statements.

CYANOTECH CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,
	2002	2001
NET SALES	$2,032	$2,313
COST OF PRODUCT SALES	1,247	1,635

Gross Profit	785	678

OPERATING EXPENSES
Research and development	101	97
General and administrative	585	484
Sales and marketing	538	395

Total operating expenses	1,224	976

Loss from operations	(439)	(298)

OTHER INCOME (EXPENSE):
Interest income	12	21
Interest expense	(124)	(140)
Other income (expense), net	(234)	4

Total other expense	(346)	(115)

Loss before income taxes	(785)	(413)
INCOME TAXES	—	—

NET LOSS	$(785)	$(413)

NET LOSS PER COMMON SHARE
Basic and Diluted	$(0.05)	$(0.02)
SHARES USED IN CALCULATION OF:
Basic and Diluted	17,259	17,008

See accompanying notes to consolidated financial statements.

CYANOTECH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended June 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(785)	$(413)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	326	328
Amortization of debt issue costs	52	33
Issuance and revision of warrants in connection with the extension of convertible debentures	223	—
Issuance of stock in exchange for services	—	80
Net (increase) decrease in:
Accounts receivable	(256)	(868)
Inventories	(231)	348
Prepaid expenses and other assets	11	(51)
Net increase (decrease) in:
Accounts payable	46	(151)
Deferred revenue	—	(13)
Accrued expenses	122	7

Net cash used in operating activities	(492)	(700)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in equipment and leasehold improvements	(111)	(73)

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt issue costs	(59)	—
Net proceeds from sale of common stock	350	—
Principal payments on long-term debt	(73)	(57)
Stock issuance costs	—	(11)

Net cash provided by (used in) financing activities	218	(68)

Net decrease in cash and cash equivalents	(385)	(841)
Cash and cash equivalents at beginning of period	1,051	2,269

Cash and cash equivalents at end of period	$666	$1,428

Supplemental disclosure of non-cash financing activities:
Conversion of convertible debentures to common stock	$—	$2

See accompanying notes to consolidated financial statements.

CYANOTECH CORPORATION
FORM 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002
(Unaudited)

1.
BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements and notes should be read in conjunction with the Company's consolidated financial statements contained in the Company's previously filed report on Form 10-K for the year ended March 31, 2002.

        The Company consolidates enterprises in which it has a controlling financial interest. The accompanying consolidated financial statements include the accounts of Cyanotech Corporation and its wholly-owned subsidiaries, Nutrex-Hawaii, Inc. and Cyanotech Japan YK. All significant intercompany balances and transactions have been eliminated in consolidation. While the financial information furnished as of and for the three month period ended June 30, 2002 is unaudited, the statements in this report reflect all material items which, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the dates of the consolidated balance sheets. The operating results for the interim period presented are not necessarily indicative of the results that may be expected for the year ending March 31, 2003.

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

        Net loss and comprehensive loss are the same for each of the three month periods ended June 30, 2002 and 2001.

2.
INVENTORIES

        Inventories are stated at the lower of cost (which approximates first-in, first-out) or market and consist of the following (dollars in thousands):

	June 30, 2002	March 31, 2002
Raw materials	$85	$115
Work in process	180	192
Finished goods	827	559
Supplies	133	128

	$1,225	$994

3.
EQUIPMENT AND LEASEHOLD IMPROVEMENTS

        Owned equipment and leasehold improvements are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives for furniture and fixtures and the shorter of the lease terms or estimated useful lives for leasehold improvements as follows:

Equipment	3 to 10 years
Leasehold improvements	10 to 24 years
Furniture and fixture	7 years

        Equipment and leasehold improvements consist of the following (dollars in thousands):

	June 30, 2002	March 31, 2002
Equipment	$9,385	$9,382
Leasehold improvements	14,070	14,024
Furniture and fixtures	82	83

	23,537	23,489
Less accumulated depreciation and amortization	(10,343)	(10,017)
Construction in-progress	522	459

Equipment and leasehold improvements, net	$13,716	$13,931

4.
EARNINGS PER SHARE

        For the three months ended June 30, 2002 and 2001, warrants and options to purchase Common Stock of the Company and convertible debentures were outstanding, but were not included in the computation of Diluted net loss per common share because the inclusion of these securities would have had an antidilutive effect on the net loss per common share. As of June 30, 2002, warrants and options to acquire 1,267,530 shares of the Company's common stock and debentures convertible into 1,238,000 shares of the Company's common stock were outstanding. As of June 30, 2001, warrants and options to acquire 994,030 shares of the Company's common stock and debentures convertible into 832,000 shares of the Company's common stock were outstanding.

5.
RECENT ACCOUNTING PRONOUNCEMENTS

        Goodwill and Other Intangible Assets    In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired individually or as part of a group of other assets not constituting a business. SFAS No. 142 also addresses, regardless of how acquired, the subsequent accounting and measurement of goodwill and intangible assets. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 142 is effective for fiscal years beginning after December 31, 2001. The adoption of SFAS No. 142 did not have a material effect on the Company's financial condition, results of operations or liquidity.

        Accounting for Asset Retirement Obligations In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs would be capitalized as part of the carrying amount of the long-lived asset and depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. The provisions of SFAS No. 143 are effective for fiscal years beginning after June 15, 2002. Management has not yet determined the impact, if any, of adoption of SFAS No. 143.

        Accounting for the Impairment or Disposal of Long-Lived Assets In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." For the long-lived assets to be held and used, SFAS No. 14 retains the requirements of SFAS No. 121 to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value. Further, SFAS No. 144 eliminates the requirement to allocate goodwill to long-lived assets to be tested for impairment, describes a probability-weighted cash flow estimation approach to deal with situations in which alternative courses of action to recover the carrying amount of a long-lived asset are under consideration or a range is estimated for the amount of possible future cash flows, and establishes a "primary-asset" approach to determine the cash flow estimation period. For long-lived assets to be disposed of other than by sale (e.g., assets abandoned, exchanged or distributed to owners in a spinoff), SFAS No. 144 requires that such assets be considered held and used until disposed of. Further, an impairment loss should be recognized at the date an asset is exchanged for a similar productive asset or distributed to owners in a spinoff if the carrying amount exceeds its fair value. For long-lived assets to be disposed of by sale, SFAS No. 144 retains the requirement of SFAS No. 121 to measure a long-lived asset classified as held for sale at the lower of its carrying amount or fair value less cost to sell and to cease depreciation. Discontinued operations would no longer be measured on a net realizable value basis, and future operating losses would no longer be recognized before they occur. SFAS No. 144 broadens the presentation of discounted operations to include a component of an entity, establishes criteria to determine when a long-lived asset is held for sale, prohibits retroactive reclassification of the asset as held for sale at the balance sheet date if the criteria are met after the balance sheet date but before issuance of the financial statements, and provides accounting guidance for the reclassification of an asset from "held for sale" to "held and used." The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 did not have a material effect on the Company's financial condition, results of operations or liquidity.

        Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections In April 2002, the FASB issued SFAS No. 145, "Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," SFAS No. 64, "Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements," and SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." SFAS No. 145 also amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 are effective for fiscal years beginning after May 15, 2002. The provisions of SFAS No. 145 related to SFAS No. 13 are effective for transactions occurring after May 15, 2002. All other provisions of SFAS No. 145 are effective for financial statements issued on or after May 15, 2002. Early application of the provisions of SFAS No. 145 is encouraged and may be as of the beginning of the fiscal year or as of the beginning of the interim period in which SFAS No. 145 was issued. The Company adopted the provisions of SFAS No. 145 during the quarter ended June 30, 2002. Adoption of SFAS No. 145 did not have a material effect on the Company's financial condition, results of operations or liquidity.

        Accounting for Costs Associated with Exit or Disposal Activities In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance was provided by Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 replaces EITF Issue No. 94-3. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company will adopt the provisions of SFAS No. 146 on January 1, 2003. Management has not determined the impact, if any, of adoption of SFAS No. 146.

6.
GOING CONCERN

        The Company's consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business. The Company's working capital at June 30, 2002 was $1,051,000. In May 2002 the company reached an agreement with the holders of the 6% convertible subordinated debentures ("Debentures") aggregating $1,238,000 at June 30, 2002, to extend the original maturity date by six months to October 31, 2002. If the Company is unable to force conversion of the Debentures prior to their maturity on October 31, 2002, the Company will be required to repay the holders the principal amount. The Company is seeking arrangements for additional financing and /or equity from outside investors. In May 2002, the Company issued 515,000 shares of restricted common stock to a private investor which resulted in net proceeds to the Company totaling approximately $350,000, to be used for working capital purposes. There can be no assurance however the Company will be able to arrange for additional financing or equity on terms suitable to the Company or in amounts sufficient to liquidate its debts as they become due. Accordingly, this causes substantial doubt as to the ability of the Company to continue as a going concern.

        The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms of its financing agreements, to obtain additional financing or refinancing as may be required, to attain profitability, or a combination thereof. There can be no assurance that these efforts will be successful or that the Company will have sufficient cash resources to support its future operations. The accompanying unaudited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Going Concern

        The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business. The Company's working capital at June 30, 2002 was $1,051,000. In May 2002 the company reached an agreement with the holders of the 6% convertible subordinated debentures ("Debentures") aggregating $1,238,000 at June 30, 2002, to extend the original maturity date by six months to October 31, 2002. If the Company is unable to force conversion of the Debentures prior to their maturity on October 31, 2002, the Company will be required to repay the holders the principal amount. The Company is seeking arrangements for additional financing and /or equity from outside investors. In May 2002, the Company issued 515,000 shares of restricted common stock to a private investor which resulted in net proceeds to the Company totaling approximately $350,000, to be used for working capital purposes. There can be no assurance however the Company will be able to arrange for additional financing or equity on terms suitable to the Company or in amounts sufficient to liquidate its debts as they become due. Accordingly, this causes substantial doubt as to the ability of the Company to continue as a going concern.

        The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms of its financing agreements, to obtain additional financing or refinancing as may be required, to attain profitability, or a combination thereof. There can be no assurance that these efforts will be successful or that the Company will return to generating profit on either a quarterly or annual basis. The accompanying unaudited consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty.

Critical Accounting Policies

        In response to the Security and Exchange Commission Release No. 33-8040, "Cautionary Advice Regarding Disclosure about Critical Accounting Policies," the Company has identified the most critical accounting principals upon which our financial status depends. We determined the critical principles by considering accounting policies that involve the most complex or subjective decisions or assessments. We identified our most critical accounting policies to be those related to principles of consolidation, inventory valuation and revenue recognition. We state these accounting policies in the notes to the consolidated financial statements in the Company's previously filed report on Form 10-K for the fiscal year ended March 31, 2002. This discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report.

Contractual Obligations

        See "Contractual Obligations" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" incorporated by reference in the Company's annual report on Form 10-K for the year ended March 31, 2002. There have been no significant changes in contractual obligations from March 31, 2002 to June 30, 2002 other than those reported elsewhere in this Form 10-Q.

Results of Operations

        The following table sets forth certain consolidated statement of operations data as a percentage of net sales for the periods indicated:

	Three Months Ended June 30,
	2002	2001
Net sales	100.0%	100.0%
Cost of product sales	61.4	70.7
Gross profit	38.6	29.3
Operating expenses:
Research and development	4.9	4.2
General and administrative	28.8	20.9
Sales and marketing	26.5	17.1
Total operating expenses	60.2	42.2
Loss from operations	(21.6)	(12.9)
Other income (expense):
Interest income	0.6	0.9
Interest expense	(6.1)	(6.1)
Other income, net	(11.5)	0.2
Total other expense	(17.0)	(5.0)
Loss before income taxes	(38.6)	(17.9)
Income taxes	—	—
Net loss	(38.6)%	(17.9)%

First Quarter of Fiscal 2003 Compared to First Quarter of Fiscal 2002

Net Sales

        Net sales for the three month period ended June 30, 2002 were $2,032,000, a decrease of 12% from the $2,313,000 recorded in the comparable period in fiscal 2002. This decrease is primarily due to lower sales of bulk spirulina powder to certain domestic and foreign customers amounting to approximately $359,000, partially offset by slightly higher sales of packaged Spirulina Pacifica and BioAstin consumer products.

        The decrease in sales of bulk Spirulina products is due primarily to lower sales of powder and tablets to domestic customers partially offset by higher sales to our largest customer, a European distributor of natural products. Sales to this customer, Spirulina International, B.V., accounted for 21% and 15% of total net sales for the three month periods ended June 30, 2002 and 2001, respectively.

        International sales as a percent of net sales for the three month period ended June 30, 2002, increased slightly to 52% from 50% in the comparable period of fiscal 2002.

Gross Profit

        Gross profit represents net sales less the cost of goods sold, which includes the cost of materials, manufacturing overhead costs, direct labor expenses and depreciation and amortization. Gross profit increased by 16% to $785,000 for the three months ended June 30, 2002, from $678,000 in the comparable prior year period. Our gross profit margin increased to 39% for the three month period ended June 30, 2002, compared to 29% for the comparable period of fiscal 2002. Excluding depreciation expense, gross profit margins were 54% in the first quarter of fiscal 2003 compared to 43% in the comparable prior year period. This improved gross profit is primarily attributable to decreased production costs and increased sales of higher margin packaged consumer products.

Operating Expenses

        Operating expenses were $1,224,000 during the three month period ended June 30, 2002, an increase of 25% from $976,000 in the comparable prior year period. Operating expenses for the first quarter of fiscal 2003 include $110,000 for production of a television infomercial.

        Research and Development.    Research and development expenses were comparable to the amount recorded for the comparable period of fiscal 2002.

        General and Administrative.    General and administrative expenses for the three month period ended June 30, 2002 were $585,000, an increase of 21% from $484,000 for the comparable period of fiscal 2002. Bad debt expenses and outside service costs (both in Japan) accounted for nearly all of this increase.

        Sales and Marketing.    Sales and marketing expenses for the three month period ended June 30, 2002 increased by 36% to $538,000 from $395,000 for the comparable prior year period. As mentioned above, expenses in this category included $110,000 of expenses for production of a television infomercial. If the effect of this expense is omitted for comparison purposes, sales and marketing expenses increased only 8% over the amount recorded for the comparable prior year period. Higher advertising and promotion expenses accounted for this increase.

Other Expense

        Other expense for the current period increased to $346,000 from $115,000 during the comparable prior year period, primarily from recognition of costs of approximately $235,000 related to the extension of the maturity date of the convertible debentures (see "Convertible Debentures" in Liquidity and Capital Resources section of this report).

Income Taxes

        A provision for income taxes was not recorded in either three month period due to the Company's taxable loss position.

Net Loss

        The Company recorded a net loss of $785,000 for the first quarter of fiscal 2003, compared to the net loss of $413,000 for the comparable period of fiscal 2002. The change is primarily attributable to expenses related to the extension of the maturity date of the convertible debentures and television infomercial production costs.

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

Liquidity and Capital Resources

        Working capital at June 30, 2002 increased slightly to $1,051,000 from $1,008,000 at March 31, 2002 but cash and cash equivalents decreased to $666,000 from $1,051,000 during this period. This increase in working capital resulted primarily from higher accounts receivable and inventories.

        Cash used in operating activities during the first three months of fiscal 2003 amounted to $492,000, 30% lower than the amount used in the comparable period of fiscal 2002. The primary use of cash flows during the three months ended June 30, 2002 was due to the net loss of $785,000 (excluding the impact of non-cash expenses) and from timing differences in the settlement of current assets and current liabilities.

        Cash used in investing activities (representing capital expenditures for production equipment) during the first three months of fiscal 2003 increased by 52% from $73,000 for the comparable period of fiscal 2002.

        Cash provided by financing activities during the first three months of fiscal 2003 amounted to $218,000, compared to cash used in financing activities of $68,000 for the comparable period of fiscal 2002. The primary source of cash flows from financing activities during the first quarter of fiscal 2003 was proceeds from the sale of restricted common stock of approximately $350,000, offset by principal payments of long-term debt of $73,000 and debt issue costs of $59,000.

Term Loan Agreement

        On April 21, 2000, the Company executed a Term Loan Agreement ("Term Loan") with a lender which provided for up to $3.5 million in credit facilities, secured by substantially all the assets of the Company. The Term Loan has a maturity date of May 1, 2010 and is payable in 120 equal monthly principal and interest payments of approximately $48,000, commencing June 1, 2000. The interest rate under this Term Loan, in the absence of a default under the agreement, is the prime rate, as defined, in effect as of the close of business on the first day of each calendar quarter, plus 1% (at June 30, 2002, the prime rate was 4.75%). The Term Loan contains restrictive covenants which include, among others, maintenance of an annual minimum debt service coverage ratio. The Company failed to meet this covenant requirement for the year ended March 31, 2002. The lender issued the Company a waiver of the covenant violation and deferred the calculation of such ratio until the year ending March 31, 2003. If such default recurs and is not cured in the specified time, the lender has the right to call the loan. Such call would have a material adverse effect on operations and the financial status of the Company. Of the loan proceeds, $500,000 has been deposited in an interest-bearing restricted cash account per the terms of the loan.

        A warrant to purchase 20,000 shares of the Company's common stock was issued in conjunction with this Term Loan agreement. The warrant expires in April 2011 and has an exercise price of $2.55 per share. The warrant may only be exercised after the Company has repaid the Term Loan in full.

Convertible Debentures

        On May 2, 2000, the Company completed a private placement of $1,250,000 principal amount 6% convertible subordinated debentures ("Debentures") due April 30, 2002 with net proceeds to the

Company of approximately $1.1 million. Interest was payable quarterly, in arrears, at a rate of 6% per annum. The debentures were convertible into shares of common stock of the Company at a conversion price equal to $1.50 per share. Warrants to purchase 83,334 shares of the Company's common stock were issued to the placement agent of the debentures, exercisable for five years from the issue date, at $1.80 per share. At June 30, 2002 and March 31, 2002, the outstanding principal amount of these debentures was $1,238,000 and $1,250,000 respectively.

        In May 2002, the Company reached an agreement with the holders of the Debentures to extend the maturity date by six months to October 31, 2002. In exchange for the extension, the Company agreed to: 1) reduce the conversion price from $1.50 per share to $1.00 per share (the approximate market value at date of issuance); 2) increase the interest rate during the remaining period the Debentures are outstanding from 6% to 10%; 3) issue two-year warrants to the Debenture holders to purchase an aggregate of 371,400 additional shares of common stock of Cyanotech exercisable at $1.10 per share; and 4) reduce the forced conversion price at which the Company can require the conversion of the Debentures from $3.00 per share to $1.50 per share. Although there can be no assurance in this regard, the Company hopes to see improved operating results in the near term and an increase in the price of its common stock. If the market price of the common stock should be above $1.50 for the period specified in the Debenture agreements, the Company intends to exercise its forced conversion rights. However, if the Company is unable to force conversion of the Debentures prior to their maturity on October 31, 2002, the Company will be required to repay the holders the principal amount.

        The terms of the aforementioned warrant issued to the placement agent in conjunction with the initial placement were also revised in this extension agreement. Under the terms of the convertible debenture maturity extension, the warrant exercise price was reduced to $1.10 per share and the expiration date has been accelerated to May 2004.

        As a result of the extension of the maturity date of the convertible debentures, the Company recorded a charge of approximately $235,000 in the quarter ended June 30, 2002, of which approximately $223,000 was a non-cash charge. However, the exercise of all the warrants in the future (which may or may not occur) has the potential of additional cash proceeds to the Company of approximately $500,000.

        The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business. The Company's working capital at June 30, 2002 was $1,051,000. As mentioned above in this section the Company reached an agreement with holders of the 6% convertible subordinated debentures to extend the original maturity date by six months to October 31, 2002. If the Company is unable to force conversion of the Debentures prior to their maturity on October 31, 2002, the Company will be required to repay the holders the principal amount. The Company is seeking arrangements for additional financing and/or equity from outside investors. There can be no assurance however, the Company will be able to arrange for additional financing or equity on terms suitable to the Company or in amounts sufficient to liquidate its debts as they become due. Accordingly, this causes substantial doubt as to the ability of the Company to continue as a going concern.

        The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms of its financing agreements, to obtain additional financing or refinancing as may be required, to attain profitability, or a combination thereof. There can be no assurance that these efforts will be successful or that the Company will return to generating profit on either a quarterly or annual basis. The accompanying unaudited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Recent Accounting Pronouncements

        See note 5 of notes to consolidated financial statements.

Other Material Events

        On June 17, 2002 the Company received a delisting warning letter from NASDAQ for failure to comply with the $1.00 minimum bid price. The Company now has until September 16, 2002, to regain compliance. If the bid price of the Company's common stock closes at $1.00 per share or more for a minimum of 10 consecutive trading days prior to September 16, 2002, the NASDAQ staff will provide written notification that the Company is in compliance. On August 15, 2002 the Company's common stock closed at $0.68 per share. However, if the Company is unable to regain compliance prior to September 16, 2002, it intends to apply for listing on the NASDAQ SmallCap Market, which makes available a 180 calendar day SmallCap Market grace period, or until December 16, 2002 to regain compliance. The Company will also then be eligible for an additional 180 calendar day grace period, or until June 16,2003 to demonstrate compliance provided that it meets additional NASDAQ listing criteria for the SmallCap Market, which Cyanotech currently does. Furthermore, the Company may be eligible to transfer back to the NASDAQ National Market if, by June 12, 2003, its bid price maintains the $1.00 per share requirement for 30 consecutive trading days and it has maintained compliance with all other continued listing requirements, which it currently does.

Quantitative and Qualitative Disclosures About Market Risk

        We have not entered into any transactions using derivative financial instruments or derivative commodity instruments and believe that our exposure to market risk associated with other financial instruments is not material.

Outlook

        This outlook section contains a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially. See also the discussion of going concern uncertainty at the beginning of this Item 2.

        Cyanotech's strategy has been, and continues to be, to successfully produce and market, higher value natural products from microalgae.

        In spite of the decrease in net sales during the current period compared to the results of the prior year period and the prior consecutive quarter, the Company improved its gross profit margins in large part due to operating at full capacity. We expect gross margins could improve further as we continue to focus on improving production yields. The increased output would be needed to support anticipated increases in demand for the Company's branded products and from new customers who are in the process of integrating the Company's products into their cosmetic and nutraceutical formulations. We are in advanced discussions with several multi-national cosmetic and skin care companies that are interested in using BioAstin as an ingredient in their products, primarily for its antioxidant properties.

        We also anticipate improvement in margin due to projected sales increases for the Company's branded products. We are continuing work on our 30-minute television infomercial for BioAstin which is focused on relief of joint pain. The refocused infomercial is scheduled to begin testing in September 2002. Results for the first quarter of fiscal 2003 include a charge of $110,000 related to expenses incurred in connection with the production and testing of the first infomercial. Concurrently, the Company's Nutrex Hawaii division has launched a West Coast sales campaign to more aggressively promote its BioAstin retail product in health food stores, pharmacies and mass merchandise outlets. This campaign has begun in San Diego with plans to expand up the West Coast. Increased sales of BioAstin consumer products over the next six to nine months are expected as a result of this campaign.

        The Company is working to obtain additional debt financing and/or equity to retire the convertible debentures prior to their maturity date of October 31, 2002 or to extend such maturity date. These efforts, if successful would provide additional working capital to support expanded sales and marketing programs for its BioAstin products. However, there can be no assurance that the Company will be successful in this effort. If the Company is unable to obtain additional financing or equity on terms acceptable to the Company, this will have a material adverse effect on the Company's financial position and liquidity.

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

        Cyanotech believes that it has the product offerings, facilities, personnel, and competitive and financial resources for improved results, but future revenues, costs, margins and profits are all influenced by a number of factors, as discussed above, all of which are inherently difficult to forecast.

PART II. OTHER INFORMATION

        Item 1. Legal Proceedings.

        None

        Item 6. Exhibits and Reports on Form 8-K

  (a)
  The following exhibits are furnished with this report:

    None

  (b)
  Reports on Form 8-K

    No reports on Form 8-K were filed during the quarter ended June 30, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYANOTECH CORPORATION (Registrant)
August 16, 2002 (Date)	By:	/s/ GERALD R. CYSEWSKI Gerald R. Cysewski Chairman of the Board, President and Chief Executive Officer
	By:	/s/ RONALD P. SCOTT Ronald P. Scott Executive Vice President—Finance & Administration (Principal Financial and Accounting Officer)

        Pursuant to 18 U.S.C. §1350, each of the undersigned certifies that this Quarterly Report on Form 10-Q for the period ended June 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 and that the information contained in this report fairly presents, in all material respects, the financial condition and results of operations of Cyanotech Corporation.

August 16, 2002 (Date)	By:	/s/ GERALD R. CYSEWSKI Gerald R. Cysewski Chairman of the Board, President and Chief Executive Officer
	By:	/s/ RONALD P. SCOTT Ronald P. Scott Executive Vice President—Finance & Administration (Principal Financial and Accounting Officer)

QuickLinks

CYANOTECH CORPORATION FORM 10-Q INDEX
CYANOTECH CORPORATION CONSOLIDATED BALANCE SHEETS (Dollars in thousands except share amounts) (Unaudited)
CYANOTECH CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share amounts) (Unaudited)
CYANOTECH CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in thousands) (Unaudited)
CYANOTECH CORPORATION FORM 10-Q NOTES TO CONSOLIDATED FINANCIAL STATEMENTS June 30, 2002 (Unaudited)
CYANOTECH CORPORATION
SIGNATURES