Form 10-Q
period 2002-09-30
CYANOTECH CORP
filed 2002-11-13
CIK 768408

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarterly Period Ended September 30, 2002

Commission File Number 0-14602

CYANOTECH CORPORATION
(Exact name of registrant as specified in its charter)

NEVADA	91-1206026
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

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

Number of common shares outstanding as of October 31, 2002:

Title of Class	Shares Outstanding
Common stock—$.005 par value stock	17,566,701

CYANOTECH CORPORATION
FORM 10-Q

INDEX

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets (unaudited) September 30, 2002 and March 31, 2002	3
Consolidated Statements of Operations and Comprehensive Loss (unaudited) Three and six month periods ended September 30, 2002 and 2001	4
Consolidated Statements of Cash Flows (unaudited) Six month periods ended September 30, 2002 and 2001	5
Notes to Consolidated Financial Statements (unaudited)	6
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	10
Item 4. Controls and Procedures	17
PART II. OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders	18
Item 6. Exhibits and Reports on Form 8-K	18
SIGNATURES	19

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CYANOTECH CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

(Unaudited)

	September 30, 2002	March 31, 2002
Assets
Current assets:
Cash and cash equivalents	$288	$1,051
Accounts receivable, net	1,481	1,340
Refundable income taxes	9	9
Inventories (note 2)	1,547	994
Prepaid expenses	214	58

Total current assets	3,539	3,452
Equipment and leasehold improvements, net (note 3)	13,457	13,931
Other assets	874	1,017

Total assets	$17,870	$18,400

Liabilities and Stockholders' Equity
Current liabilities:
Current maturities of long-term debt	$305	$1,543
Accounts payable	863	685
Accrued expenses	406	216

Total current liabilities	1,574	2,444
Long-term debt, excluding current maturities:
Term loan	2,617	2,765
Accounts payable	1,238	—

Total liabilities	5,429	5,209

Stockholders' equity:
Common Stock of $0.005 par value, authorized 25,000,000 shares; issued and outstanding 17,566,701 at September 30, 2002 and 17,043,701 shares at March 31, 2002	88	85
Additional paid-in capital	25,137	24,567
Accumulated other comprehensive loss-foreign currency translation adjustments	—	(2)
Accumulated deficit	(12,784)	(11,459)

Total stockholders' equity	12,441	13,191

Total liabilities and stockholders' equity	$17,870	$18,400

See accompanying notes to consolidated financial statements.

CYANOTECH CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2002	2001	2002	2001
NET SALES	$2,018	$1,951	$4,050	$4,264
COST OF PRODUCT SALES	1,450	1,460	2,697	3,095

Gross profit	568	491	1,353	1,169

OPERATING EXPENSES:
Research and development	45	93	146	190
General and administrative	472	396	1,057	880
Sales and marketing	485	401	1,023	796

Total operating expenses	1,002	890	2,226	1,866

Loss from operations	(434)	(399)	(873)	(697)

OTHER INCOME (EXPENSE):
Interest income	5	17	17	38
Interest expense	(123)	(129)	(247)	(269)
Other income, net	12	2	(222)	6

Total other expense	(106)	(110)	(452)	(225)

Loss before income taxes	(540)	(509)	(1,325)	(922)
Income taxes	—	—	—	—

NET LOSS	$(540)	$(509)	$(1,325)	$(922)

NET LOSS PER COMMON SHARE
Basic and Diluted	$(0.03)	$(0.03)	$(0.08)	$(0.05)
SHARES USED IN CALCULATION OF:
Basic and Diluted	17,562	17,038	17,413	17,023
COMPREHENSIVE LOSS:
Net loss	$(540)	(509)	(1,325)	(922)
Other comprehensive income	2	—	2	—

	$(538)	(509)	(1,323)	(922)

See accompanying notes to consolidated financial statements.

CYANOTECH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended September 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,325)	$(922)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	655	655
Amortization of debt issue costs	102	67
Issuance of stock in exchange for services	5	86
Issuance and revision of warrants in connection with extension of convertible debentures	223	—
Net (increase) decrease in:
Accounts receivable	(141)	(554)
Inventories	(553)	527
Prepaid expenses and other assets	(54)	(85)
Net decrease in:
Accounts payable	178	(210)
Deferred revenue	—	(25)
Accrued expenses	190	(14)

Net cash used in operating activities	(720)	(475)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in equipment and leasehold improvements	(181)	(139)

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt issue costs	(59)	—
Net proceeds from issuance of common stock	345	—
Principal payments on long-term debt	(148)	(119)
Stock issuance costs	—	(11)

Net cash provided by (used in) financing activities	138	(130)

Net decrease in cash and cash equivalents	(763)	(744)
Cash and cash equivalents at beginning of period	1,051	2,269
Cash and cash equivalents at end of period	$288	$1,525

Supplemental disclosure of non-cash financing activities:
Conversion of convertible debentures to common stock	$—	$12

See accompanying notes to consolidated financial statements.

CYANOTECH CORPORATION
FORM 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002
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

        The Company consolidates enterprises in which it has a controlling financial interest. The accompanying consolidated financial statements include the accounts of Cyanotech Corporation and its wholly-owned subsidiaries, Nutrex Hawaii, Inc. and Cyanotech Japan YK. All significant intercompany balances and transactions have been eliminated in consolidation. While the financial information furnished for the three and six month periods ended September 30, 2002 is unaudited, the statements in this report reflect all material items which, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the dates of the consolidated balance sheets. The operating results for the interim period presented are not necessarily indicative of the results that may be expected for the year ending March 31, 2003.

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

2.    INVENTORIES

        Inventories are stated at the lower of cost (which approximates first-in, first-out) or market and consist of the following (dollars in thousands):

	September 30, 2002	March 31, 2002
Raw materials	$94	$115
Work in process	154	192
Finished goods	1,181	559
Supplies	118	128

	$1,547	$994

3.    EQUIPMENT AND LEASEHOLD IMPROVEMENTS

        Owned equipment and leasehold improvements are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives for furniture and fixtures and the shorter of the lease terms or estimated useful lives for leasehold improvements as follows:

Equipment	3 to 10 years
Leasehold improvements	10 to 24 years
Furniture and fixtures	7 years

        Equipment and leasehold improvements consist of the following (dollars in thousands):

	September 30, 2002	March 31, 2002
Equipment	$9,592	$9,382
Leasehold improvements	14,137	14,024
Furniture and fixtures	82	83

	23,811	23,489
Less accumulated depreciation and amortization	(10,672)	(10,017)
Construction in-progress	318	459

Equipment and leasehold improvements, net	$13,457	$13,931

4.    EARNINGS PER SHARE

        For the three and six months ended September 30, 2002 and 2001, warrants and options to purchase Common Stock of the Company and convertible debentures were outstanding, but were not included in the computation of diluted net loss per common share because the inclusion of these securities would have had an antidilutive effect on the net loss per common share. As of September 30, 2002, warrants and options to acquire 1,401,030 shares of the Company's common stock and debentures convertible into 1,238,000 shares of the Company's common stock were outstanding. As of September 30, 2001, warrants and options to acquire 1,021,430 shares of the Company's common stock and debentures convertible into 825,333 shares of the Company's common stock were outstanding.

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

        Accounting for the Impairment or Disposal of Long-Lived Assets In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." For long-lived assets to be held and used, SFAS No. 144 retains the requirements of SFAS No. 121 to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value. Further, SFAS No. 144 eliminates the requirement to allocate goodwill to long-lived assets to be tested for impairment, describes a probability-weighted cash flow estimation approach to deal with situations in which alternative courses of action to recover the carrying amount of a long-lived asset are under consideration or a range is estimated for the amount of possible future cash flows, and establishes a "primary-asset" approach to determine the cash flow estimation period. For long-lived assets to be disposed of other than by sale (e.g., assets abandoned, exchanged or distributed to owners in a spinoff), SFAS No. 144 requires that such assets be considered held and used until disposed of. Further, an impairment loss should be recognized at the date an asset is exchanged for a similar productive asset or distributed to owners in a spinoff if the carrying amount exceeds its fair value. For long-lived assets to be disposed of by sale, SFAS No. 144 retains the requirement of SFAS No. 121 to measure a long-lived asset classified as held for sale at the lower of its carrying amount or fair value less cost to sell and to cease depreciation. Discontinued operations would no longer be measured on a net realizable value basis, and future operating losses would no longer be recognized before they occur. SFAS No. 144 broadens the presentation of discontinued operations to include a component of an entity, establishes criteria to determine when a long-lived asset is held for sale, prohibits retroactive reclassification of the asset as held for sale at the balance sheet date if the criteria are met after the balance sheet date but before issuance of the financial statements, and provides accounting guidance for the reclassification of an asset from "held for sale" to "held and used." The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 did not have a material effect on the Company's financial condition, results of operations or liquidity.

        Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," SFAS No. 64, "Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements," and SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." SFAS No. 145 also amends SFAS No. 13, "Accounting for Leases," to eliminated an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 are effective for fiscal years beginning after May 14, 2002. The provisions of SFAS No. 145 related to SFAS No. 13 are effective for transactions occurring after May 15, 2002. All other provisions of SFAS No 145 are effective for financial statements issued on or after May 14, 2002. Early application of the provisions of

SFAS No. 145 is encouraged and may be as of the beginning of the fiscal year or as of the beginning of the interim period in which SFAS No. 145 was issued. The Company adopted the provisions of SFAS No. 145 during the quarter ended June 30, 2002. Adoption of SFAS No. 145 did not have a material effect on the Company's financial condition, results of operations or liquidity.

        Accounting for Costs Associated with Exit or Disposal Activities In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance was provided by Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 replaces EITF Issue No. 94-3. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company will adopt the provisions of SFAS No. 146 on January 1, 2003. Management has not yet determined the impact, if any, of adoption of SFAS No. 146.

6.    SUBSEQUENT EVENTS

        In October 2002, the Company completed a private placement by issuing (a) $1,250,000 principal amount of 10% convertible subordinated debentures, due September 30, 2004, convertible to shares of the Company's common stock at a price of $0.65 per share and (b) 750,000 shares of common stock with proceeds to the Company of $300,000. Proceeds from the 10% convertible subordinated debentures issued in October were used to retire convertible debentures of $1,238,000 which were to mature on October 31,2002. Net proceeds from the issuance of the common stock will be used for working capital purposes. As a result of this subsequent event, convertible debentures outstanding at September 30, 2002 of $1,238,000 was reclassified to long-term debt at September 30, 2002.

        The Company has a term loan which contains restrictive covenants which included, among others, maintenance of an annual minimum debt service coverage ratio. The Company failed to meet this covenant requirement for the year ended March 31, 2002 and subsequently received a waiver from the lender that deferred this requirement until the year ending March 31, 2003. In November 2002, the lender removed this covenant from the term loan agreement.

7.    GOING CONCERN

        The Company's consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business. At September 30, 2002, the Company had cash and cash equivalents of $288,000. For the six months ended September 30, 2002, the Company incurred a net loss of $1,325,000 and used $720,000 in net cash in operating activities. Accordingly, this raises substantial doubt as to the ability of the Company to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms of its financing agreements, to obtain additional financing or refinancing as may be required, to attain profitability, or a combination thereof. There can be no assurance that these efforts will be successful or that the Company will have sufficient cash resources to support its future operations. The accompanying unaudited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Going Concern

        The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business. At September 30, 2002, the Company had cash and cash equivalents of $288,000. For the six months ended September 30, 2002, the Company incurred a net loss of $1,325,000 and used $720,000 in net cash in operating activities. Accordingly, this raises substantial doubt as to the ability of the Company to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms of its financing agreements, to obtain additional financing or refinancing as may be required, to attain profitability, or a combination thereof. There can be no assurance that these efforts will be successful or that the Company will have sufficient cash resources to support its future operations. The accompanying unaudited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Accounting Policies

        In response to the Security and Exchange Commission Release No. 33-8040, "Cautionary Advice Regarding Disclosure about Critical Accounting Policies," the Company has identified the most critical accounting principles upon which our financial status depends. We determined the critical principles by considering accounting policies that involve the most complex or subjective decisions or assessments. We identified our most critical accounting policies to be those related to principles of consolidation, inventory valuation and revenue recognition. We state these accounting policies in the notes to consolidated financial statements in the Company's previously filed report on Form 10-K for the fiscal year ended March 31, 2002. This discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report.

Contractual Obligations

        See "Contractual Obligations" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" incorporated by reference in the Company's annual report on Form 10-K for the year ended March 31, 2002. There have been no significant changes in contractual obligations from March 31, 2002 to September 30, 2002 other than those reported elsewhere in this Form 10-Q.

Results of Operations

        The following table sets forth certain consolidated statement of operations data as a percentage of net sales for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2002	2001	2002	2001
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of product sales	71.9	74.8	66.6	72.6

Gross profit	28.1	25.2	33.4	27.4

Operating expenses:
Research and development	2.2	4.8	3.6	4.5
General and administrative	23.4	20.3	26.1	20.6
Sales and marketing	24.0	20.6	25.2	18.7

Total operating expenses	49.6	45.7	54.9	43.8

Loss from operations	(21.5)	(20.5)	(21.5)	(16.4)

Other income (expense):
Interest income	0.2	0.9	0.4	0.9
Interest expense	(6.1)	(6.6)	(6.1)	(6.3)
Other income, net	0.6	0.1	(5.5)	0.2

Total other expense	(5.3)	(5.6)	(11.2)	(5.2)

Loss before income taxes	(26.8)	(26.1)	(32.7)	(21.6)
Income taxes	—	—	—	—

Net loss	(26.8)%	(26.1)%	(32.7)%	(21.6)%

Second Quarter of Fiscal 2003 Compared to Second Quarter of Fiscal 2002

Net Sales

        Net sales for the three month period ended September 30, 2002 were $2,018,000, a slight increase from $1,951,000 for the comparable prior quarter of fiscal 2002. This increase is primarily due to higher sales of bulk Spirulina Pacifica® tablets and natural astaxanthin products, partially offset by decreased sales of bulk Spirulina Pacifica powder.

        International sales represented 49% and 46% of total net sales for the three month periods ended September 30, 2002 and 2001, respectively. This increase was primarily due to higher bulk sales of Spirulina Pacifica products to our largest customer, Spirulina International B.V., a European distributor of natural products who is an unrelated third party. Sales to this customer accounted for 14% of net sales during the quarter ended September 30, 2002, compared to 8% recorded for the comparable prior fiscal year quarter.

Gross Profit

        Gross profit represents net sales less the cost of goods sold, which includes the cost of materials, manufacturing overhead costs, direct labor expenses and depreciation and amortization. Gross profit for the three month period ended September 30, 2002 increased 16% to $568,000 from $491,000 recorded for the comparable prior fiscal year quarter. Our gross profit margin for the three month period ended September 30, 2002 increased to 28%, a slight improvement from 25% for the comparable prior fiscal year quarter. This improvement is primarily attributable to increased sales of bulk Spirulina Pacifica tablets and decreased production costs resulting from operating at higher production levels, offset in part by increased demand for Certified Organic Spirulina products which have a slightly higher cost of production.

Operating Expenses

        Operating expenses were $1,002,000 during the quarter ended September 30, 2002, an increase of 13% from the comparable quarter of fiscal 2002, with increased expenditures in Sales and Marketing and General and Administrative costs, partially offset by decreased expenses in Research and Development.

        Research and Development.    Research and development expenses during the quarter decreased to $45,000, down 52% from $93,000 for the comparable prior fiscal year period. Lower expenditures for clinical studies and related outside service expenses were the primary cause of the decrease.

        General and Administrative.    General and administrative expenses increased to $472,000 for the quarter ended September 30, 2002, up 19% from $396,000 for the comparable period of fiscal 2002. This increase is attributable to higher outside service expenses, higher corporate insurance and a one-time NASDAQ fee associated with the change in the trading of the Company's common stock on the National Market to the Small Cap Market.

        Sales and Marketing.    Sales and marketing expenses were $485,000 for the quarter ended September 30, 2002, an increase of 21% from the comparable period of fiscal 2002. Higher advertising and promotion expenses for all products accounted for this increase.

Other Expense

        Other expense for the quarter ended September 30, 2002 decreased $4,000 from the comparable period of fiscal 2002, primarily from a decrease in interest expense.

Income Taxes

        A provision for income taxes was not recorded in either three month period due to the Company's taxable loss position.

Net Loss

        The Company recorded a net loss of $540,000 for the three months ended September 30, 2002, 6% greater than the net loss of $509,000 for the comparable period of fiscal 2002. The change in results is primarily attributable to increased operating expenses partially offset by improved margins on slightly higher net sales.

Six Months Ended September 30, 2002 Compared to Six Months Ended September 30, 2001

Net Sales

        Net sales for the six month period ended September 30, 2002 were $4,050,000, a decrease of 5% from the comparable period of fiscal 2002. This decrease is primarily due to decreased bulk sales of Spirulina Pacifica products, partially offset by higher bulk sales of natural astaxanthin products.

        International sales represented 51% and 49% of total net sales for the six month periods ended September 30, 2002 and 2001, respectively.

Gross Profit

        Gross profit increased 16% to $1,353,000 for the six month period ended September 30, 2002, from $1,169,000 in the comparable period of fiscal 2002. For the six month period ended September 30, 2002, our gross profit margin increased to 33%, from 27% for the comparable period of fiscal 2002. This increase in gross profit margin from the prior year comparable period is primarily attributable to improved production cost efficiencies from operating at higher production levels.

Operating Expenses

        Operating expenses were up $360,000 during the six month period ended September 30, 2002, an increase of 19% from $1,866,000 from the prior year comparable period.

        Research and Development.    Research and development expenses decreased 23% to $146,000 for the six month period ended September 30, 2002, from the prior year comparable period. This decrease is primarily attributable to reduced expenditures for clinical studies and related outside service expenses.

        General and Administrative    General and administrative expenses increased 20% to $1,057,000 for the current six month period from the prior year comparable period. Higher corporate insurance, outside service costs in Japan, increased bad debt expenses, also in Japan and a one-time NASDAQ fee associated with the change in trading of the Company's common stock on the National Market to the Small Cap Market caused nearly all of this increase.

        Sales and Marketing.    Sales and marketing expenses were up 29% to $1,023,000 for the six month period ended September 30, 2002, from the prior year comparable period. Expenses in this category include $110,000 of expenses for production of a television infomercial. If the effect of this expense is omitted for comparison purposes, sales and marketing expenses increased only 15% over the amount recorded for the comparable prior year period. Higher advertising, promotion and outside service expenses accounted for this increase.

Other Expense

        Other expense amounted to $452,000, double the $225,000 recorded for the comparable period of the prior fiscal year, primarily from recognition of costs of approximately $235,000 related to the extension of the maturity date of convertible debentures (see "Convertible Debentures" in Liquidity and Capital Resources section of this report), partially offset by slightly lower interest expense.

Income Taxes

        A provision for income taxes was not recorded in either six month period due to the Company's taxable loss position.

Net Loss

        For the six months ended September 30, 2002, the Company recorded a net loss of $1,325,000 or $0.08 per diluted share compared to a net loss of $922,000 or $0.05 per diluted share for the comparable period of the prior fiscal year. This change is primarily attributable to decreased net sales, increased operating expenses and the $235,000 charge related to extension of the maturity date of convertible debentures.

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

Liquidity and Capital Resources

        Our working capital for the six month period ended September 30, 2002 increased by $957,000 to $1,965,000 from $1,008,000 at March 31, 2002, primarily due to reclassification of the convertible debentures which were refinanced on a long-term basis in October 2002, from current liabilities to long-term liabilities. For the first six months of fiscal 2003, cash and cash equivalents decreased by $763,000 to $288,000 due to cash flows used in operating activities, capital expenditures and principal payments on long-term debt totaling $1,049,000 in the aggregate, partially offset by net proceeds of $345,000 resulting from the issuance of common stock.

        Cash used in operating activities for the first six months of fiscal 2003 was $245,000 higher than the $475,000 used in the comparable period of fiscal 2002. The primary uses of cash flows in operating activities during the first six months of fiscal 2003 were due to the net loss of $1,325,000, an increase in inventory of $553,000, that was offset in large part by an increase in accounts payable and accrued expenses amounting to $368,000 and depreciation and amortization of $655,000.

        Cash used in investing activities (for capital expenditures) for the first six months of fiscal 2003 increased 30%, or $42,000, from $139,000 used in the comparable prior year period.

        Cash provided by financing activities during the first six months of fiscal 2003 amounted to $138,000, compared to cash used by financing activities of $130,000 for the comparable prior year period, due primarily to completion of a private placement of the Company's common stock in May 2002 which resulted in net proceeds of $345,000.

Term Loan Agreement

        On April 21, 2000, the Company executed a Term Loan Agreement ("Term Loan") with a lender which provided for up to $3.5 million in credit facilities, secured by substantially all the assets of the Company. The Term Loan has a maturity date of May 1, 2010 and is payable in 120 equal monthly principal and interest payments of approximately $48,000, commencing June 1, 2000. The interest rate under this Term Loan, in the absence of a default under the agreement, is the prime rate, as defined, in effect as of the close of business on the first day of each calendar quarter, plus 1% (at September 30, 2002, the prime rate was 4.75%). Of the loan proceeds, $500,000 has been deposited in an interest-bearing restricted cash account per the terms of the loan. A warrant to purchase 20,000 shares of the Company's common stock was issued in conjunction with this Term Loan agreement. The warrant expires in April 2011 and has an exercise price of $2.55 per share. The warrant may only be exercised after the Company has repaid the Term Loan in full.

        The Term Loan contains restrictive covenants which included, among others, maintenance of an annual minimum debt service coverage ratio. The Company failed to meet this covenant requirement for the year ended March 31, 2002 and subsequently received a waiver from the lender that deferred this requirement until the year ending March 31, 2003. In November 2002, the lender removed this covenant from the term loan agreement.

Convertible Debentures—May 2000

        On May 2, 2000, the Company completed a private placement of $1,250,000 principal amount 6% convertible subordinated debentures ("Debentures") due April 30, 2002. This transaction provided net proceeds to the Company of approximately $1.1 million. Interest on these Debentures was to be paid quarterly, in arrears, on April 1, July 1, October 1, and January 2 in each year commencing on July 1, 2000, at a rate of 6% per annum. The Debentures were convertible into shares of common stock of the Company at a conversion price equal to $1.50 per share, the market price of the Company's common stock at the date of issuance. Warrants to purchase 83,334 shares of the Company's common stock were issued to the placement agent of the debentures, exercisable for five years from the issue date, at $1.80 per share. At September 30, and March 31, 2002, the outstanding principal amount of these Debentures was $1,238,000.

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

Subsequent Event

        In October 2002, the Company completed a private placement by issuing (a) $1,250,000 principal amount of 10% convertible subordinated debentures, convertible to shares of the Company's common stock at a price of $0.65 per share, due September 30, 2004, and (b) 750,000 shares of common stock resulting in proceeds to the Company of $300,000. $1,238,000 of the proceeds from this financing were used to retire the balance of the Debentures issued in May 2000. The balance of net proceeds from this financing arrangement will be used for working capital purposes.

Common Stock Listing

        On June 17, 2002 the Company received a delisting warning letter from NASDAQ for failure to comply with the $1.00 minimum bid price. Cyanotech was allowed 90 calendar days, or until September 16, 2002, to regain compliance. The Company was unable to regain compliance prior to September 16, 2002, and presently has its common stock listed on the NASDAQ SmallCap Market, which makes available a 180 calendar day SmallCap Market grace period, or until December 16, 2002 to regain compliance. The Company is also eligible for an additional 180 calendar day grace period, or until June 16, 2003 to demonstrate compliance provided that it meets additional NASDAQ listing criteria for the SmallCap Market, which Cyanotech currently does. Furthermore, the Company may be eligible to transfer back to the NASDAQ National Market if, by June 12, 2003, its bid price maintains the $1.00 per share requirement for 30 consecutive trading days and it has maintained compliance with all other continued listing requirements, which it currently does.

        The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business. At September 30, 2002, the Company had cash and cash equivalents of $288,000. For the six months ended September 30, 2002, the Company incurred a net loss of $1,325,000 and used $720,000 in net cash in operating activities. Accordingly, this raises substantial doubt as to the ability of the Company to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms of its financing agreements, to obtain additional financing or refinancing as may be required, to attain profitability, or a combination thereof. There can be no assurance that these efforts will be successful or that the Company will have sufficient cash resources to support its future operations. The accompanying unaudited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Recent Accounting Pronouncements

        See note 5 of notes to consolidated financial statements.

Quantitative and Qualitative Disclosures About Market Risk

        We have not entered into any transactions using derivative financial instruments or derivative commodity instruments and believe that our exposure to market risk associated with other financial instruments has not changed substantially from March 31, 2002.

Outlook

        This outlook section contains a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially. See also the note at the beginning of this Item 2.

        Cyanotech's strategy has been and continues to be, to successfully produce higher value natural products from microalgae.

        In spite of the decrease in net sales for the six months ended September 2002 compared to the results of the comparable prior year period, gross margins for all products were higher due to operating at full capacity. We anticipate this trend will continue for the remainder of fiscal 2003 as we continue to focus on more efficient production yields. The increased output would be needed to support demand for the Company's branded products, to meet the demand for NatuRose from the Japanese aquaculture feed market and from new customers who are in the process of integrating our products into new cosmetic and nutraceutical formulations.

        We anticipate further improvement in margin due to projected increases in sales of our Company's branded products, currently sold by our subsidiary, Nutrex Hawaii, Inc. Our new 30-minute television infomercial for BioAstin started airing in certain strategic markets around the country on October 23, 2002 with full results of this market test due back in late November. This marketing initiative, focused on joint pain relief, capitalizes on the clinical trials completed successfully earlier this year which showed that taking BioAstin could result in marked improvement in pain relief and joint function for sufferers of Repetitive Strain Injuries such as Carpal Tunnel Syndrome and for symptoms of rheumatoid arthritis, among other complaints.

        Since establishment of our subsidiary Cyanotech Japan YK, we have experienced increased demand for our NatuRose product in the Japanese aquaculture feed market which confirms the efficacy of NatuRose as a superior pigment for pen-raised fish and shrimp. During the three months ended September 2002, sales of NatuRose through this subsidiary reached record levels for our Company and although there is some seasonality effect on demand, we expect this trend to continue in future quarters.

        We are also continuing our work with industry-leading cosmetic manufacturers, pharmaceutical companies offering branded nutraceuticals, direct marketing companies and natural food supplement makers to assist with integrating our BioAstin natural astaxanthin into their nutraceutical and cosmetic formulations. To date, Twinlab and Sea & Ski have introduced products which contain our natural astaxanthin and over the remaining six months of fiscal 2003 we expect to announce additional relationships with other such companies.

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

Item 4. Controls and Procedures

        Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, there were no significant changes in the Company's internal controls or in other factors that could significantly affect the disclosure controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

        On August 22, 2002, the following matters were submitted to a vote of stockholders entitled to vote at the Company's Annual Meeting of Stockholders:

          a)    The following directors were elected to serve until the next Annual Meeting or until their successors are elected: Gerald R. Cysewski, Eric H. Reichl, David I. Rosenthal, Ronald P. Scott, John T. Waldron and Paul C. Yuen, all directors receiving at least 14,661,278 votes and there were no more than 218,706 votes against or abstaining.

          b)    Ratification of the selection of KPMG LLP as the Company's independent auditors for the fiscal year ending March 31, 2003. The vote on the ratification was:

        For: 14,818,347        Against: 25,504        Abstaining: 36,133

Item 6. Exhibits and Reports on Form 8-K

  (a)
  The following exhibits are furnished with this report:

    None

  (b)
  Reports on Form 8-K

    No reports on Form 8-K were filed during the quarter ended September 30, 2002.

SIGNATURES

        In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYANOTECH CORPORATION (Registrant)
November 8, 2002 (Date)	By:	/s/ GERALD R. CYSEWSKI Gerald R. Cysewski Chairman of the Board, President and Chief Executive Officer
	By:	/s/ RONALD P. SCOTT Ronald P. Scott Executive Vice President—Finance & Administration (Principal Financial and Accounting Officer)

CERTIFICATIONS

        I, Gerald R. Cysewski, Chairman of the Board of Directors, President and Chief Executive Officer certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of Cyanotech Corporation;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	/s/ November 8, 2002	/s/ GERALD R. CYSEWSKI Gerald R. Cysewski, Chairman of the Board of Directors, President and Chief Executive Officer

Certification of the Chief Executive Officer
Pursuant to 18 U.S.C. 1350,
As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

        In connection with the Quarterly Report of Cyanotech Corporation (the "Company") on Form 10-Q for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Gerald R. Cysewski, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

  1)
  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act (15 U.S.C. 78m or 78o (d)); and

  2)
  The information contained in the Report fairly presents, in all material aspects, the financial condition and results of operations of the Company.

Date:	November 6, 2002
/s/ GERALD R. CYSEWSKI Chairman of the Board of Directors, President and Chief Executive Officer

CERTIFICATIONS

        I, Ronald P. Scott, Executive Vice President and Chief Financial Officer certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of Cyanotech Corporation;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	/s/ November 8, 2002	/s/ RONALD P. SCOTT Ronald P. Scott, Executive Vice President and Chief Financial Officer

Certification of the Executive Vice President and Chief Financial Officer
Pursuant to 18 U.S.C. 1350,
As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

        In connection with the Quarterly Report of Cyanotech Corporation (the "Company") on Form 10-Q for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ronald P. Scott, Executive Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

  1)
  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act (15 U.S.C. 78m or 78o (d)); and

  2)
  The information contained in the Report fairly presents, in all material aspects, the financial condition and results of operations of the Company.

Date:	November 6, 2002
/s/ RONALD P. SCOTT Executive Vice President and Chief Financial Officer

QuickLinks

INDEX
PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
CYANOTECH CORPORATION CONSOLIDATED BALANCE SHEETS (Dollars in thousands, except share amounts) (Unaudited)
CYANOTECH CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (In thousands, except per share amounts) (Unaudited)
CYANOTECH CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in thousands) (Unaudited)
CYANOTECH CORPORATION FORM 10-Q NOTES TO CONSOLIDATED FINANCIAL STATEMENTS September 30, 2002 (Unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 4. Controls and Procedures
PART II. OTHER INFORMATION
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
Certification of the Chief Executive Officer Pursuant to 18 U.S.C. 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Certification of the Executive Vice President and Chief Financial Officer Pursuant to 18 U.S.C. 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002