Form 10-Q
period 2002-12-31
CYANOTECH CORP
filed 2003-02-13
CIK 768408

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarterly Period Ended December 31, 2002

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

Number of common shares outstanding as of January 31, 2003:

Title of Class	Shares Outstanding
Common stock—$.005 par value stock	18,316,701

CYANOTECH CORPORATION
FORM 10-Q

INDEX

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets (unaudited) December 31, 2002 and March 31, 2002	3
Consolidated Statements of Operations and Comprehensive Loss (unaudited) Three and nine month periods ended December 31, 2002 and 2001	4
Consolidated Statements of Cash Flows (unaudited) Nine month periods ended December 31, 2002 and 2001	5
Notes to Consolidated Financial Statements (unaudited)	6
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	10
Item 4. Controls and Procedures	18
PART II. OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K	19
SIGNATURES	20

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CYANOTECH CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share amounts)
(Unaudited)

	December 31, 2002	March 31, 2002
Assets
Current assets:
Cash and cash equivalents	$625	$1,051
Accounts receivable, net	1,631	1,340
Refundable income taxes	9	9
Inventories (note 2)	1,344	994
Prepaid expenses	179	58

Total current assets	3,788	3,452
Equipment and leasehold improvements, net (note 3)	13,161	13,931
Other assets	816	1,017

Total assets	$17,765	$18,400

Liabilities and Stockholders' Equity
Current liabilities:
Current maturities of long-term debt	$305	$1,543
Accounts payable	656	685
Accrued expenses	460	216

Total current liabilities	1,421	2,444
Long-term debt, excluding current maturities
Term loan	2,540	2,765
Convertible debentures	1,250	—

Total liabilities	5,211	5,209

Stockholders' equity:
Common Stock of $0.005 par value, authorized 25,000,000 shares; issued and outstanding 18,316,701 shares at December 31, 2002 and 17,043,701 shares at March 31, 2002	92	85
Additional paid-in capital	25,418	24,567
Accumulated other comprehensive income (loss)-foreign currency translation adjustments	8	(2)
Accumulated deficit	(12,964)	(11,459)

Total stockholders' equity	12,554	13,191

Total liabilities and stockholders' equity	$17,765	$18,400

See accompanying notes to consolidated financial statements.

CYANOTECH CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2002	2001	2002	2001
NET SALES	$2,474	$1,916	$6,524	$6,180
COST OF PRODUCT SALES	1,763	1,863	4,460	4,958

Gross Profit	711	53	2,064	1,222

OPERATING EXPENSES:
Research and development	38	48	184	238
General and administrative	434	371	1,491	1,251
Sales and marketing	354	474	1,377	1,270

Total operating expenses	826	893	3,052	2,759

Loss from operations	(115)	(840)	(988)	(1,537)

OTHER INCOME (EXPENSE):
Interest income	6	13	23	51
Interest expense	(92)	(121)	(339)	(390)
Other income, (expense) net	21	11	(201)	17

Total other expense	(65)	(97)	(517)	(322)

Loss before income taxes	(180)	(937)	(1,505)	(1,859)
Income taxes	—	—	—	—

NET LOSS	$(180)	$(937)	$(1,505)	$(1,859)

NET LOSS PER COMMON SHARE
Basic and Diluted	$(0.01)	$(0.05)	$(0.09)	$(0.11)
SHARES USED IN CALCULATION OF:
Basic and Diluted	18,284	17,044	17,703	17,030
COMPREHENSIVE LOSS:
Net loss	$(180)	$(937)	$(1,505)	$(1,859)
Other comprehensive income	8	—	10	—

	$(172)	$(937)	$(1,495)	$(1,859)

See accompanying notes to consolidated financial statements.

CYANOTECH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended December 31,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,505)	$(1,859)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	987	982
Amortization of debt issue costs	121	100
Issuance of stock in exchange for services	5	86
Issuance and revision of warrants in connection with extension of convertible debentures	223	—
Net (increase) decrease in:
Accounts receivable	(291)	(81)
Inventories	(350)	923
Prepaid expenses and other assets	28	(20)
Net increase (decrease) in:
Accounts payable	(29)	(135)
Deferred revenue	—	(129)
Accrued expenses	244	87

Net cash used in operating activities	(567)	(46)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in equipment and leasehold improvements	(217)	(328)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of convertible debentures	1,250	—
Net proceeds from issuance of common stock	630	—
Principal payments on long-term debt	(225)	(186)
Repayment of convertible debentures	(1,238)	—
Debt issue costs	(59)	—
Stock issuance costs	—	(11)

Net cash provided by (used in) financing activities	358	(197)

Net decrease in cash and cash equivalents	(426)	(571)
Cash and cash equivalents at beginning of period	1,051	2,269

Cash and cash equivalents at end of period	$625	$1,698

Supplemental disclosure of non-cash financing activities:
Conversion of convertible debentures to common stock	$—	$12

See accompanying notes to consolidated financial statements.

CYANOTECH CORPORATION
FORM 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002
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

        The Company consolidates enterprises in which it has a controlling financial interest. The accompanying consolidated financial statements include the accounts of Cyanotech Corporation and its wholly-owned subsidiaries, Nutrex Hawaii, Inc. and Cyanotech Japan YK. All significant intercompany balances and transactions have been eliminated in consolidation. While the financial information furnished for the three and nine month periods ended December 31, 2002 and 2001 is unaudited, the statements in this report reflect all material items which, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the dates of the consolidated balance sheets. The operating results for the interim period presented are not necessarily indicative of the results that may be expected for the year ending March 31, 2003.

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

2.
INVENTORIES

        Inventories are stated at the lower of cost (which approximates first-in, first-out) or market and consist of the following (dollars in thousands):

	December 31, 2002	March 31, 2002
Raw materials	$156	$115
Work in process	171	192
Finished goods	895	559
Supplies	122	128

	$1,344	$994

3.
EQUIPMENT AND LEASEHOLD IMPROVEMENTS

        Owned equipment and leasehold improvements are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives for furniture and fixtures and the shorter of the lease terms or estimated useful lives for leasehold improvements as follows:

Equipment	3 to 10 years
Leasehold improvements	10 to 24 years
Furniture and fixtures	7 years

        Equipment and leasehold improvements consist of the following (dollars in thousands):

	December 31, 2002	March 31, 2002
Equipment	$9,608	$9,382
Leasehold improvements	14,139	14,024
Furniture and fixtures	83	83

	23,830	23,489
Less accumulated depreciation and amortization	(11,004)	(10,017)
Construction in-progress	336	459

Equipment and leasehold improvements, net	$13,161	$13,931

4.
EARNINGS PER SHARE

        For the three and nine months ended December 31, 2002 and 2001, warrants and options to purchase Common Stock of the Company, and convertible debentures were outstanding, but were not included in the computation of diluted net loss per common share because the inclusion of these securities would have had an antidilutive effect on the net loss per common share. As of December 31, 2002, warrants and options to acquire 1,353,530 shares of the Company's common stock and debentures convertible at $0.65 per share into 1,923,077 shares of the Company's common stock were outstanding. As of December 31, 2001, warrants and options to acquire 956,030 shares of the Company's common stock and debentures convertible into 825,333 shares of the Company's common stock were outstanding.

5.
RECENT ACCOUNTING PRONOUNCEMENTS

        Goodwill and Other Intangible Assets In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142,"Goodwill and Other Intangible Assets." SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired individually or as part of a group of other assets not constituting a business. SFAS No. 142 also addresses, regardless of how acquired, the subsequent accounting and measurement of goodwill and intangible assets. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121,"Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 142 is effective for fiscal years beginning after December 31, 2001. The adoption of SFAS No. 142 did not have a material effect on the Company's financial condition, results of operations or liquidity.

        Accounting for Asset Retirement Obligations In June 2001, the FASB issued SFAS No. 143,"Accounting for Asset Retirement Obligations," which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs would be capitalized as part of the carrying amount of the long-lived asset and depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. The provisions of SFAS No. 143 are effective for fiscal years beginning after June 15, 2002. Management has not yet determined the impact, if any, of adoption of SFAS No. 143.

        Accounting for the Impairment or Disposal of Long-Lived Assets In August 2001, the FASB issued SFAS No. 144,"Accounting for the Impairment or Disposal of Long-Lived Assets." For long-lived assets to be held and used, SFAS No. 144 retains the requirements of SFAS No. 121 to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value. Further, SFAS No. 144 eliminates the requirement to allocate goodwill to long-lived assets to be tested for impairment, describes a probability-weighted cash flow estimation approach to deal with situations in which alternative courses of action to recover the carrying amount of a long-lived asset are under consideration or a range is estimated for the amount of possible future cash flows, and establishes a"primary-asset" approach to determine the cash flow estimation period. For long-lived assets to be disposed of other than by sale (e.g., assets abandoned, exchanged or distributed to owners in a spinoff), SFAS No. 144 requires that such assets be considered held and used until disposed of. Further, an impairment loss should be recognized at the date an asset is exchanged for a similar productive asset or distributed to owners in a spinoff if the carrying amount exceeds its fair value. For long-lived assets to be disposed of by sale, SFAS No. 144 retains the requirement of SFAS No. 121 to measure a long-lived asset classified as held for sale at the lower of its carrying amount or fair value less cost to sell and to cease depreciation. Discontinued operations would no longer be measured on a net realizable value basis, and future operating losses would no longer be recognized before they occur. SFAS No. 144 broadens the presentation of discontinued operations to include a component of an entity, establishes criteria to determine when a long-lived asset is held for sale, prohibits retroactive reclassification of the asset as held for sale at the balance sheet date if the criteria are met after the balance sheet date but before issuance of the financial statements, and provides accounting guidance for the reclassification of an asset from"held for sale" to"held and used." The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 did not have a material effect on the Company's financial condition, results of operations or liquidity.

        Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections In April 2002, the FASB issued SFAS No. 145,"Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds SFAS No. 4,"Reporting Gains and Losses from Extinguishment of Debt," SFAS No. 64,"Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements," and SFAS No. 44,"Accounting for Intangible Assets of Motor Carriers." SFAS No. 145 also amends SFAS No. 13,"Accounting for Leases," to eliminated an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 are effective for fiscal years beginning after May 14, 2002. The provisions of SFAS No. 145 related to SFAS No. 13 are effective for transactions occurring after May 15, 2002. All other provisions of SFAS No 145 are effective for financial statements issued on or after May 14, 2002. Early application of the provisions of SFAS No. 145 is encouraged and may be as of the beginning of the fiscal year or as of the beginning of the interim period in which SFAS No. 145 was issued. The Company adopted the provisions of SFAS No. 145 during the quarter ended June 30, 2002. Adoption of SFAS No. 145 did not have a material effect on the Company's financial condition, results of operations or liquidity.

        Accounting for Costs Associated with Exit or Disposal Activities In July 2002, the FASB issued SFAS No. 146,"Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance was provided by Emerging Issues Task Force ("EITF") Issue No. 94-3,"Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 replaces EITF Issue No. 94-3. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company will adopt the provisions of SFAS No. 146 on January 1, 2003. Adoption of SFAS No. 146 is not expected to have a material effect on the Company's financial condition, results of operations or liquidity.

        Accounting for Stock Accounting for Stock-Based Compensation—Transition and Disclosure In December 2002, the FASB issued SFAS No. 148,"Accounting for Stock Accounting for Stock-Based Compensation-Transition and Disclosure." SFAS No. 148 amends SFAS No. 123,"Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No 123 to require prominent disclosures in both annual and interim financial statements about he method of accounting for stock-based employee compensation and the effect of the method used on reported results. The amendments to SFAS No. 123 shall be effective for financial statements for fiscal years ending after December 15, 2002. The required disclosures for interim financial statements shall be effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. Adoption of SFAS No. 148 is not expected to have a material effect on the Company's financial condition, results of operations or liquidity.

6.
PRIVATE PLACEMENT

        In October 2002, the Company issued in a private placement (a) $1,250,000 principal amount of 10% convertible subordinated debentures, due September 30, 2004, convertible into shares of the Company's common stock at a price of $ 0.65 per share and (b) 750,000 shares of common stock with proceeds to the Company of $300,000. Proceeds from the 10% convertible subordinated debentures issued in October were used to retire convertible debentures of $1,238,000 which were to mature on October 31, 2002. The remaining net proceeds from the issuance of the common stock are to be used for working capital purposes.

7.
GOING CONCERN

        The Company's consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business. At December 31, 2002, the Company had cash and cash equivalents of $625,000. For the nine months ended December 31, 2002, the Company incurred a net loss of $1,505,000 and used $567,000 in net cash in operating activities. Accordingly, this raises substantial doubt as to the ability of the Company to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms of its financing agreements, to obtain additional financing or refinancing as may be required, to attain profitability, or a combination thereof. There can be no assurance that these efforts will be successful or that the Company will have sufficient cash resources to support its future operations. The accompanying unaudited consolidated financial statements do not include any adjustments that might result from the resolution of this uncertainty.

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

Going Concern

        The Company's consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business. At December 31, 2002, the Company had cash and cash equivalents of $625,000. For the nine months ended December 31, 2002, the Company incurred a net loss of $1,505,000 and had used $567,000 in net cash in operating activities. Accordingly, this raises substantial doubt as to the ability of the Company to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms of its financing agreements, to obtain additional financing or refinancing as may be required, to attain profitability, or a combination thereof. There can be no assurance that these efforts will be successful or that the Company will have sufficient cash resources to support its future operations. The accompanying unaudited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Accounting Policies

        In response to the Security and Exchange Commission Release No. 33-8040,"Cautionary Advice Regarding Disclosure About Critical Accounting Policies," the Company identified the most critical accounting principles upon which our financial status depends. We determined the critical principles by considering accounting policies that involve the most complex or subjective decisions or assessments. We identified our most critical accounting policies to be those related to principles of consolidation, inventory valuation and revenue recognition. We state these accounting policies in the notes to the consolidated financial statements in the Company's previously filed report on Form 10K for the fiscal year ended March 31, 2002. This Item 2 should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report.

Contractual Obligations

        See"Contractual Obligations" in"Management's Discussion and Analysis of Financial Condition and Results of Operations" incorporated by reference in the Company's annual report on Form 10-K for the year ended March 31, 2002. There have been no significant changes in contractual obligations from March 31, 2002 to December 31, 2002 other than those reported elsewhere in this Form 10-Q.

Results of Operations

        The following table sets forth certain consolidated statement of operations data as a percentage of net sales for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2002	2001	2002	2001
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of product sales	71.3	97.2	68.4	80.2

Gross profit	28.7	2.8	31.6	19.8

Operating expenses:
Research and development	1.5	2.5	2.8	3.9
General and administrative	17.6	19.4	22.9	20.2
Sales and marketing	14.3	24.7	21.1	20.6

Total operating expenses	33.4	46.6	46.8	44.7

Loss from operations	(4.7)	(43.8)	(15.2)	(24.9)

Other income (expense):
Interest income	0.2	0.7	0.4	0.8
Interest expense	(3.7)	(6.3)	(5.2)	(6.3)
Other income, net	0.9	0.5	(3.1)	0.3

Total other expense	(2.6)	(5.1)	(7.9)	(5.2)

Loss before income taxes	(7.3)	(48.9)	(23.1)	(30.1)

Income taxes	—	—	—	—

Net loss	(7.3)%	(48.9)%	(23.1)%	(30.1)%

Third Quarter of Fiscal 2003 Compared to Third Quarter of Fiscal 2002

Net Sales

        Net sales for the three month period ended December 31, 2002 amounted to $2,474,000, an increase of 29% from $1,916,000 reported for the comparable period of fiscal 2002. This increase is primarily attributable to higher sales of bulk Spirulina products and both astaxanthin products, NatuRose® and BioAstin®. Net sales for the prior year third quarter included $204,000 of income from a non-recurring settlement related to product distribution license fees. Excluding this non-recurring amount, net sales from product shipments increased 45% from the comparable prior year period.

        International sales as a percent of total net sales increased to 57% compared to 49% for the comparable period of the prior fiscal year. Sales to the Company's largest customer, Spirulina International B.V. (Spirulina International), accounted for 17% of total net sales during the third quarter of fiscal 2003, compared to less than 10% in the comparable quarter of the prior fiscal year. Increased demand for Cyanotech's NatuRose product through its wholly-owned subsidiary in Japan, Cyanotech Japan YK which commenced operations in January 2002, continued during the three months ended December 31, 2002, accounting for 12% of total net sales during the quarter.

Gross Profit

        Gross profit represents net sales less the cost of product sales, which includes the cost of materials, manufacturing overhead costs, direct labor expenses and depreciation and amortization. Gross profit increased significantly during the quarter ended December 31, 2002 to $711,000 compared to $53,000 reported for the prior year comparable period. Cost of product sales for the third quarter of the prior fiscal year included finished goods inventory write-offs and adjustments amounting to $454,000. For comparison purposes if gross profit for the comparable prior fiscal year period is calculated by omitting the finished goods inventory write-off of $454,000 and the non-recurring $204,000 adjustment to net sales, gross profit for the three months ended December 31, 2001 would have amounted to $507,000, with a gross profit margin of 26%.

Operating Expenses

        Operating expenses for the quarter ended December 31, 2002 amounted to $826,000, a decrease of 8% from $893,000 reported for the comparable prior year period. The decrease was primarily due to reduced sales and marketing expenses, offset by an increase in general and administrative expenses.

        Research and Development    Research and development expenses have been reduced during fiscal 2003 to align expenses to revenues. Research and development expenses decreased 21% to $38,000 from $48,000 reported for the comparable prior year period. Such expenses for the prior fiscal year, however, include the effect of a $53,000 reimbursement for clinical trial expenses from one of our business partners in Japan. If this reimbursement is omitted from the comparison, research and development expenses for the comparable prior fiscal year period amounted to $101,000. Significantly reduced expenditures for clinical studies and related outside service expenses were the primary causes of the decrease.

        General and Administrative    General and administrative expenses increased to $434,000 from $371,000 for the comparable period of fiscal 2002. This increase is primarily attributable to increased accounts receivable allowances for doubtful accounts and higher royalties on increased sales of certain products.

        Sales and Marketing    Sales and marketing expenses have been reduced during fiscal 2003 to align expenses to revenues. Such sales and marketing expenses were $354,000 for the quarter ended December 31, 2002, a decrease of 25% from the comparable period of fiscal 2002. Reduced advertising and promotional expenses for all products accounted for this decrease.

Other Expense

        Other expense, net of other income, for the quarter ended December 31, 2002 decreased by $32,000 or 33% from the comparable prior fiscal year quarter. This decrease is primarily attributable to lower interest expense, down $29,000 from $121,000 reported for the prior fiscal year.

Income Taxes

        A provision for income taxes was not recorded in either three month period due to the Company's taxable loss position.

Net Loss

        The Company recorded a net loss of $180,000 for the three months ended December 31, 2002, an improvement in result of 81% from the loss of $937,000 reported for the comparable prior fiscal year quarter. This improvement in result is primarily due to improved gross profit from operating at higher production levels and from increased sales of certain higher profit natural astaxanthin products. Of the $937,000 net loss reported for the quarter ended December 31, 2001, $454,000 represents the effect of the write-offs and adjustments to finished goods inventory. These write-offs and adjustments in the prior year quarter were offset in part by recognition of non-recurring product distribution license fees and reimbursement for clinical trial expenses totaling $257,000. If the effect of these events are omitted for comparison, the Company would have recorded a loss of $740,000 for the quarter ended December 31, 2001.

Nine Months Ended December 31, 2002 Compared to Nine Months Ended December 31, 2001

Net Sales

        Net sales for the nine month period ended December 31, 2002 increased $344,000 to $6,524,000, up 6% from $6,180,000 reported during the comparable period of fiscal 2001, primarily due to increased bulk sales of natural astaxanthin products and Spirulina Pacifica products. Net sales for the prior year comparable period includes $204,000 of non-recurring product distribution license fees. If the effect of these fees are omitted for comparison purposes, current nine month sales increased 9% over the comparable prior fiscal year period.

        International sales represented 58% and 51% of total net sales for the nine month periods ended December 31, 2002 and 2001, respectively. For the nine months ended December 31, 2002, sales to the Company's largest customer, Spirulina International increased to 16% of net sales, up from less than 10% of net sales for the comparable prior year period.

Gross Profit

        Gross profit for the first nine months of fiscal 2003 increased by $842,000 to $2,064,000, up 69% from the comparable prior fiscal year period. Gross profit margin was 32% for the nine months ended December 31, 2002, compared to 20% for the comparable prior fiscal year period. Results for the first nine months of the prior fiscal year include the effect of the finished goods inventory write-offs and adjustments of $454,000, and $204,000 of income from a non-recurring settlement related to product distribution license fees. If the effect of these events are omitted for comparison purposes, gross profit for the nine months ended December 31, 2001 would have amounted to $1,472,000 with a gross profit margin of 25%.

Operating Expenses

        Operating expenses for the first nine months of fiscal 2003 amounted to $3,052,000, an increase of 11% from $2,759,000 reported for the comparable period of the prior fiscal year. This increase is primarily attributable to increased expenditures in general and administrative and sales and marketing expenses, partially offset by decreased research and development expenses.

        Research and Development    Research and development expenses have been reduced during fiscal 2003 to align expenses to revenues. Such research and development expenses decreased 23% to $184,000 during the nine month period ended December 31, 2002, from the comparable prior year period. Lower expenditures for clinical studies and related outside service expenses were the primary causes of the decrease.

        General and Administrative    General and administrative expenses increased 19% to $1,491,000 for the nine month period ended December 31, 2002, from $1,251,000 for the comparable prior year period because of higher outside service expenses, higher corporate insurance, a one-time NASDAQ fee associated with the change in the trading of the Company's common stock on the National Market to the Small Cap Market and increased accounts receivable allowances for doubtful accounts.

        Sales and Marketing    Sales and marketing expenses increased 8% to $1,377,000 for the nine month period ended December 31, 2002, from $1,270,000 for the comparable prior year period. Higher personnel expenses, increased advertising and promotion expenses and higher commission expenses for all products accounted for this increase.

Other Expense

        Other expense, net of other income, for the current nine month fiscal period increased to $517,000 from $322,000 for the comparable prior year period, primarily from recognition of costs of approximately $235,000 related to the extension of the maturity date of convertible debentures (see"Convertible Debentures" in Liquidity and Capital Resources section of this report), offset in part by reduced interest expense.

Income Taxes

        A provision for income taxes was not recorded in either nine month period due to the Company's taxable loss position.

Net Loss

        The Company recorded a net loss of $1,505,000, or $0.09 per diluted share, for the nine months ended December 31, 2002, an improvement in result of 19% from the net loss of $1,859,000, or $0.11 per diluted share, reported for the comparable prior fiscal year period. This change is primarily attributable to improved gross profit on higher net sales, offset in large part by increased operating expenses and the $235,000 charge related to extension of the maturity date of the convertible debentures.

Variability of Results

        The Company has experienced significant quarterly fluctuations in operating results and anticipates that these fluctuations may continue in future periods. Future operating results may fluctuate as a result of changes in sales levels to our largest customers, new product introductions, production difficulties, weather patterns, the mix between sales of bulk products and packaged consumer products, start-up costs associated with new facilities, expansion into new markets, sales promotions, competition, increased energy costs, foreign exchange fluctuations, the announcement or introduction of new products by competitors, changes in our customer mix, overall trends in the market for our products, the public's recognition and perception of nutraceutical products, government regulations and other factors beyond our control. While a significant portion of our expense levels are relatively fixed, and the timing of increases in expense levels is based in large part on forecasts of future sales, if net sales are below expectations in any given period, the adverse impact on results of operations may be magnified by our inability to adjust spending quickly enough to compensate for the sales shortfall. We may also choose to reduce prices or increase spending in response to market conditions, which may have a material adverse effect on financial condition and results of operations.

Liquidity and Capital Resources

        Our working capital at December 31, 2002 increased by $1,359,000 to $2,367,000 from $1,008,000 at March 31, 2002, primarily due to reclassification, from current liabilities to long-term liabilities, of the convertible debentures that were refinanced on a long-term basis in October 2002. For the first nine months of fiscal 2003, cash and cash equivalents decreased by $426,000 to $625,000 due to cash flows used in operating activities, capital expenditures and principal payments on long-term debt totaling $1,009,000 in aggregate, partially offset by net proceeds of $630,000 resulting from the issuance of common stock.

        Cash used in operating activities for the first nine months of fiscal 2003 was $521,000 higher than the $46,000 used in the comparable period of fiscal 2002. The primary uses of cash flows in operating activities during the first nine months of fiscal 2003 were due to the net loss of $1,505,000, an increase in inventories and accounts receivable amounting to $641,000, offset in part by an increase in accrued expenses amounting to $244,000 and depreciation and amortization of $987,000.

        Cash used in investing activities (for capital expenditures) for the first nine months of fiscal 2003 were $217,000, a decrease of $111,000 or 34% from $328,000 used in the comparable period of the prior fiscal year.

        Cash provided by financing activities during the first nine months of fiscal 2003 amounted to $358,000, compared to cash used by financing activities of $197,000 for the comparable prior year period, due primarily to private placements of the Company's common stock which were completed in May and October 2002, resulting in net proceeds to the Company of $630,000 in aggregate.

Term Loan Agreement

        On April 21, 2000, the Company executed a Term Loan Agreement ("Term Loan") with a lender which provided up to $3.5 million in credit facilities, secured by substantially all the assets of the Company. The Term Loan has a maturity date of May 1, 2010 and is payable in 120 equal monthly principal and interest payments of approximately $48,000, commencing June 1, 2000. The interest rate under this Term Loan, in the absence of a default under the agreement, is the prime rate, as defined, in effect as of the close of business on the first day of each calendar quarter, plus 1% (at December 31, 2002, the prime rate was 4.25%). Interest is calculated on the unpaid balance of principal based on a straight-line amortization schedule commencing May 1, 2000. Of the loan proceeds, $500,000 has been deposited in an interest-bearing restricted cash account per the terms of the loan, with such amount included in other assets in the consolidated balance sheets at December 31, 2002 and March 31, 2002. A warrant to purchase 20,000 shares of the Company's common stock was issued in conjunction with this Term Loan agreement. The warrant expires in April 2011 and has an exercise price of $2.55 per share. The warrant may only be exercised after the Company has repaid the Term Loan in full.

        The Term Loan contains restrictive covenants which included, among others, maintenance of an annual minimum debt service coverage ratio. The Company failed to meet this covenant requirement for the year ended March 31, 2002 but received from the lender a waiver of the covenant violation until the year ending March 31, 2003. In October 2002, this covenant was deleted from the Term Loan agreement. At December 31, 2002, the Company is in compliance with all other restrictive covenants.

Convertible Debentures due April 30, 2002

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

        In May 2002, the Company reached an agreement with the holders of the Debentures to extend the maturity date by six months to October 31, 2002. In exchange for the extension, the Company agreed to: 1) reduce the conversion price from $1.50 to $1.00 per share (the approximate market value at date of issuance); 2) increase the interest rate during the remaining period the Debentures were outstanding from 6% to 10%; 3) issue two-year warrants to the Debenture holders to purchase an aggregate of 371,400 additional shares of common stock of the Company, exercisable at $1.10 per share; and 4) reduce the forced conversion price at which the Company could have required the conversion of the Debentures from $3.00 to $1.50 per share. The terms of the aforementioned warrant issued to the placement agent in conjunction with the initial placement were also revised in this extension agreement. Under the terms of the extension, the warrant exercise price was reduced to $1.10 per share and the expiration date was accelerated to May 2004. These Debentures were retired in their entirety in October 2002.

Convertible Debentures due September 30, 2004

        In October 2002, the Company issued in a private placement (a) $1,250,000 principal amount of 10% convertible subordinated debentures, convertible to shares of the Company's common stock at a price of $0.65 per share, due September 30, 2004, and (b) 750,000 shares of common stock at $0.40 per share. Net proceeds from this financing were used to retire the balance of the Debentures due April 30, 2002 and the remainder of net proceeds will be used for working capital purposes.

Common Stock Listing

        On June 17, 2002 the Company received a delisting warning letter from NASDAQ for failure to comply with the $1.00 minimum bid price. Cyanotech was allowed 90 calendar days, or until September 16, 2002, to regain compliance. The Company was unable to regain compliance prior to September 16, 2002, and presently has its common stock listed on the NASDAQ SmallCap Market, which makes available a 180 calendar day SmallCap Market grace period, or until December 16, 2002 to regain compliance. The Company was unable to regain compliance before this grace period had elapsed.

        The Company, however, received an additional 180 calendar day grace period, or until June 12, 2003 to demonstrate compliance provided that it meets NASDAQ listing criteria for the SmallCap Market, which Cyanotech currently does other than the $1.00 minimum bid price requirement. If, at anytime before June 12, 2003, the bid price of the Company's common stock closes at $1.00 per share or more for a minimum of 10 consecutive trading days, the Company's stock will continue to be listed on the NASDAQ SmallCap Market. If compliance with this requirement cannot be demonstrated by June 12, 2003, NASDAQ will inform the Company that its common stock will be delisted and the Company may file an appeal with the NASDAQ Listing Qualifications Panel. Furthermore, the Company may be eligible to transfer back to the NASDAQ National Market if, by June 12, 2003, its bid price maintains the $1.00 per share requirement for 30 consecutive trading days and it has maintained compliance with all other continued listing requirements, which it currently does.

        The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business. At December 31, 2002, the Company had cash and cash equivalents of $625,000. For the nine months ended December 31, 2002, the Company incurred a net loss of $1,505,000 and used $567,000 in net cash in operating activities. Accordingly, this raises substantial doubt as to the ability of the Company to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms of its financing agreements, to obtain additional financing or refinancing as may be required, to attain profitability, or a combination thereof. There can be no assurance that these efforts will be successful or that the Company will have sufficient cash resources to support its future operations. The accompanying unaudited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

        Cyanotech's strategy has been and continues to be, to produce high value natural products from microalgae.

        During the three months ended December 31, 2002, the Company posted sufficient net sales to bring our sales for the first nine months of fiscal 2003 to $6,524,000, an increase of $344,000 or 6% from the $6,180,000 reported for the comparable period of the prior fiscal year. This increase in net sales has accompanied improved gross margins for all products due to operating at near full capacity, resulting in gross margin for all products of 32% for the nine months ended December 31, 2002. We anticipate this trend of increasing gross margin will continue for the remainder of fiscal 2003 as we continue to improve our production yields to support anticipated increased demand for (a) our branded consumer products and (b) NatuRose in the Japanese aquaculture market and (c) BioAstin from new customers who currently use, or are in the process of integrating, our natural astaxanthin into their own formulations. We are pleased with the growth in demand for our natural astaxanthin products as an additive for the aquaculture market in Japan and as a human supplement ingredient in the United States and Europe.

        Our newest subsidiary, Cyanotech Japan YK ("Cyanotech Japan"), continues to experience consistent demand for our NatuRose product in the Japanese aquaculture feed market confirming the efficacy of this product as a superior pigment for pen-raised fish and shrimp. Our expectation of continued sales growth through this subsidiary were realized as NatuRose sales of Cyanotech Japan increased during the three months ended December 31, 2002, over the levels set during the prior fiscal quarter. Although we expect some seasonality effect on demand, resulting in lower sales in the fourth quarter of fiscal 2003, we believe this trend of increasing sales through Cyanotech Japan will continue into future subsequent quarters.

        In the human application market, we continue to work with industry-leading cosmetic manufacturers, pharmaceutical companies offering branded nutraceuticals, direct marketing organizations and natural food supplement formulators to assist with integration of our BioAstin natural astaxanthin into their offerings. In addition to Twinlab and Sea and Ski, during the quarter ended December 31, 2002, we began delivery of our BioAstin to Rexall Sundown, General Nutrition Centers ("GNC") and Unicity Network; all divisions of Royal Numico. All three divisions have plans to use, or are currently using, our natural astaxanthin in their respective specialty products. In the international nutraceutical market, we are working closely with our marketing partner, OTC Pharma B.V. (OTC Pharma), towards the launch of BioAstin natural astaxanthin in Europe. OTC Pharma has over 90 sales representatives throughout Europe and presently distributes products in pharmacies and natural product outlets. OTC Pharma is the parent company of Spirulina International, our largest customer for Spirulina Pacifica.

        During the nine months ended December 31, 2002, orders from our largest customer, Spirulina International returned to the levels experienced during the six months ended September 30, 2001. Spirulina International, however, has indicated that it expects its purchases to continue to fluctuate from quarter to quarter in response to seasonal business conditions and other factors. Our effort in other markets has partially offset the effect of this customer's seasonal buying pattern, broadening our customer base and lessening our reliance on a few large customers. We intend to continue our marketing efforts in the domestic bulk market as another facet of our Company's strategic plan to broaden our revenue base.

        We are continuing to test our new 30-minute television infomercial for BioAstin XP®, which is focused on relief from joint pain. We tested the updated infomercial in 10 cities and on national cable channels between January 11th through 19th, 2003. Results of this test are being analyzed to identify market areas where the infomercial and marketing plan might yield the best results.

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

        Cyanotech believes that it has the product offerings, facilities, personnel, and competitive and financial resources for business success, but future revenues, costs, margins and profits are all influenced by a number of factors, as discussed above, all of which are inherently difficult to forecast.

Item 4. Controls and Procedures

        In accordance with Item 307 of Regulation S-K promulgated under the Securities Act of 1933, as amended, and within 90 days of the date of this Quarterly Report on Form 10-Q, the Chairman of the Board, President and Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO") of the Company (the "Certifying Officers") have conducted an evaluation of the Company's disclosure controls and procedures. As defined under Sections 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the term"disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

        Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, there were no significant changes in the Company's internal controls or in other factors that could significantly affect the disclosure controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

  (a)
  The following exhibits are furnished with this report:

    None

  (b)
  Reports on Form 8-K

    No reports on Form 8-K were filed during the quarter ended December 31, 2002.

SIGNATURES

        In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYANOTECH CORPORATION (Registrant)
February 12, 2003 (Date)	By:	/s/ GERALD R. CYSEWSKI Gerald R. Cysewski Chairman of the Board, President and Chief Executive Officer
	By:	/s/ RONALD P. SCOTT Ronald P. Scott Executive Vice President—Finance & Administration (Principal Financial and Accounting Officer)

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

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

6.
The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	February 12, 2003	/s/ GERALD R. CYSEWSKI Gerald R. Cysewski, Chairman of the Board of Directors, President and Chief Executive Officer

Certification of the Chief Executive Officer
Pursuant to 18 U.S.C. 1350,
As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

        In connection with the Quarterly Report of Cyanotech Corporation (the "Company") on Form 10-Q for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Gerald R. Cysewski, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

  1)
  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act (15 U.S.C. 78m or 78o (d)); and

  2)
  The information contained in the Report fairly presents, in all material aspects, the financial condition and results of operations of the Company.

Date:	February 12, 2003	/s/ GERALD R. CYSEWSKI Gerald R. Cysewski, Chairman of the Board of Directors, President and Chief Executive Officer

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

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

6.
The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	February 12, 2003	/s/ RONALD P. SCOTT Ronald P. Scott, Executive Vice President and Chief Financial Officer

Certification of the Executive Vice President and Chief Financial Officer
Pursuant to 18 U.S.C. 1350,
As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

        In connection with the Quarterly Report of Cyanotech Corporation (the "Company") on Form 10-Q for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ronald P. Scott, Executive Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1)
The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act (15 U.S.C. 78m or 78o (d)); and

2)
The information contained in the Report fairly presents, in all material aspects, the financial condition and results of operations of the Company.

Date:	February 12, 2003	/s/ RONALD P. SCOTT Ronald P. Scott, Executive Vice President and Chief Financial Officer

QuickLinks

FORM 10-Q
INDEX
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CYANOTECH CORPORATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 4. Controls and Procedures
PART II. OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
Certification of the Chief Executive Officer
Certification of the Executive Vice President and Chief Financial Officer