Form 10-K
period 2003-03-31
CYANOTECH CORP
filed 2003-07-14
CIK 768408

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended March 31, 2003	Commission file 0-146-02

CYANOTECH CORPORATION
(Exact name of Registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	91-1206026 (I.R.S. Employer Identification No.)

73-4460 Queen Kaahumanu Hwy., Suite 102, Kailua-Kona, HI 96740
(Address of principal executive offices)

(808) 326-1353
(Registrant's telephone number)

Securities registered pursuant to Section 12(b) of the Exchange Act:
NONE

Securities registered pursuant to Section 12(g) of the Exchange Act:

Title of class
Common Stock, Par value $.005 per share

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        At September 30, 2002, the aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant was approximately $9,557,000.

        At June 26, 2003, the number of shares outstanding of Registrant's Common Stock was 18,316,701.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's Definitive Proxy Statement for its 2003 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission on or prior to July 18, 2003 and to be used in connection with the Annual Meeting of Stockholders expected to be held on August 21, 2003, are incorporated by reference in Part III of this Form 10-K.

Cyanotech Corporation
Annual Report on Form 10-K for the Fiscal Year Ended March 31, 2003

TABLE OF CONTENTS

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

        In early 1997, we introduced NatuRose® to the worldwide aquaculture industry. NatuRose is the brand name of our natural astaxanthin (pronounced "as-tah-zan-thin") product for the animal nutrition market which we produce from the microalga, Haematococcus pluvialis ("Haematococcus"). Astaxanthin is a red pigment used in aquaculture to impart a pink to red color to pen-raised fish and shrimp. The worldwide astaxanthin market for animal pigmentation is estimated at more than $200 million in annual sales. NatuRose competes in this marketplace with astaxanthin synthesized from petrochemicals and derived from other sources.

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

        Cyanotech Corporation was incorporated in Nevada in 1983. Our principal executive offices are located at 73-4460 Queen Kaahumanu Highway, Suite 102, Kailua-Kona, Hawaii 96740, and our telephone number is (808) 326-1353. Unless otherwise indicated, all references in this report to the "Company," "we," "us," "our," and "Cyanotech" refer to Cyanotech Corporation, a Nevada corporation, and its wholly owned subsidiaries, Nutrex Hawaii, Inc. ("Nutrex Hawaii", "Nutrex"), a Hawaii corporation and Cyanotech Japan YK ("Cyanotech Japan", "CJYK"), a Japan corporation.

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

Products

  Spirulina

        Our principal product, accounting for 67% and 74% of net sales for the years ended March 31, 2003 and 2002, respectively, is a nutritional microalgae marketed as Spirulina Pacifica. Developed by us and sold worldwide to the health and natural foods market, Spirulina Pacifica is a unique strain of microalgae that is a highly absorbable source of natural beta carotene, mixed carotenoids, B vitamins, GLA, protein, essential amino acids and other phytonutrients. Since 1994, we have produced two grades of Spirulina Pacifica; an all-natural grade cultivated by using conventional agricultural fertilizers and an organic grade that is cultivated using only organic fertilizers. Although this product constitutes a substantial portion of our net sales, we have concluded that the market for spirulina is mature with slow growth expected in future periods. As one of the world's largest producers of spirulina, our challenge is to increase our market share among customers who seek the high-quality product we produce while concurrently adjusting our product mix to meet our revenue targets.

        Cyanotech produces Spirulina Pacifica in three forms: powder, flake and tablets. Powder is used as an ingredient in nutritional supplements and health food drinks while flakes are used as a seasoning on various foods. Tablets are consumed as a daily dietary supplement. All three forms of our Spirulina Pacifica are sold in bulk quantities as a raw material to manufacturers and as a packaged consumer product through our wholly-owned subsidiary, Nutrex Hawaii, Inc. We also produce and market a blended nutritional supplement product in packaged form under the Hawaiian Energizer name. Hawaiian Energizer tablets contain Spirulina Pacifica, Bee Pollen and Siberian Ginseng.

        We anticipate that sales of our Spirulina Pacifica products will continue to constitute a substantial portion of net sales during fiscal 2004. However, as mentioned earlier we believe that the market for this product is essentially mature with slow growth expected in future periods. Any material decrease in the overall level of sales of, or the prices for, our Spirulina Pacifica products, whether as a result of competition, change in consumer demand, increased worldwide supply of spirulina or other factors beyond our control, would have a material adverse effect on our business, financial condition and results of operations.

  Natural Astaxanthin

        The year ended March 31, 2003 was the sixth year of commercial production of NatuRose, our natural astaxanthin product for the animal nutrition market, and the fourth year of commercial production of BioAstin, our natural astaxanthin product for the human nutrition market. Astaxanthin is a red pigment used primarily in the aquaculture industry to impart pink color to the flesh of pen-raised fish and shrimp. Since its introduction six years ago, dozens of feeding trials have been performed by our customers and potential customers which prove the efficacy of NatuRose as an alternative to the petrochemical-based synthetic astaxanthin presently used by most aquaculture companies. The appeal of our product is that it is derived from a natural source and produces results which are comparable, or in some cases superior, to synthetic astaxanthin. As a result of continued growth in the world aquaculture industry, the world market for astaxanthin pigment is currently estimated to exceed $200 million per year. We therefore believe that sales of NatuRose may increase in future periods.

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

        We have sponsored several scientific clinical trials since introducing this product with results from some of these trials announced during fiscal 2002 and 2003. Among these results, some of the more promising findings are:

  •
  A clinical trial linked BioAstin with preventing knee soreness after strenuous leg exercises and showed a significantly stronger immune system response compared to the control group after exercise activity.

  •
  A clinical study of BioAstin showed improvement in the condition of patients with Carpal Tunnel Syndrome ("CTS"), with patients using BioAstin reporting a reduction in both severity and duration of pain. The Occupational Safety and Health Administration ("OSHA") estimates that three million Americans suffer from CTS. Prior to receiving the results of this trial, Cyanotech was awarded U.S. Patent 6,258,855 "Method of Retarding and Ameliorating Carpal Tunnel Syndrome," based on the protective properties of BioAstin.

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

  •
  Early in fiscal 2003 we received positive results from a clinical evaluation of BioAstin to measure its effectiveness in providing sun screen protection from ultraviolet light ("UV"). The study concluded that daily ingestion of BioAstin for a two week period significantly increased the amount of UV energy required to produce skin reddening. On August 13, 2002, the United States Patent and Trademark Office ("USPTO") awarded Cyanotech U.S. Patent 6,433,025 "Method for Retarding and Preventing Sunburn by UV Light," based on the protective properties of our natural astaxanthin. This patent covers the use of astaxanthin as a single active ingredient to retard and prevent sunburn in both oral and topical applications.

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

        The Company maintains product liability insurance in limited amounts for all of its products involving human consumption. In the opinion of management, broader product liability insurance coverage is prohibitively expensive at this time.

Research & Development Expenses

        Cyanotech Corporation's expertise is in the development of efficient, stable and cost-effective production systems for microalgal products. Our researchers investigate specific microalga identified in scientific literature for potentially marketable products and then strive to develop the technology to grow such microalgae on a commercial scale.

        The Company's current research and development efforts are primarily directed at validating the anecdotal indications of BioAstin through clinical evaluations and trials. In March 2002 we concluded a feeding trial aimed at further validation of the efficacy of NatuRose as an alternative to synthetic pigments in both aquaculture and avian feed markets. We performed fewer scientific clinical trials during fiscal 2003 as part of our cost containment efforts. This reduction resulted in research and development expenses of $217,000, down 37% from the prior fiscal year's expenditures of $343,000. Future expenditures for clinical trials area will depend on available liquidity. The Company continues to investigate new products and prioritizes its research and development activities to focus on projects that we believe will have the greatest market acceptance and achieve the highest return on the Company's investment. Successful microalgal product development is highly uncertain and is dependent on numerous factors, many of which are beyond the Company's control. Products that appear promising in early phases of development may be found to be ineffective, may be uneconomical because of manufacturing costs or other factors, may be precluded from commercialization due to the proprietary rights of other companies, or may fail to receive necessary regulatory approvals.

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

  Spirulina Pacifica

        Cyanotech began culturing Spirulina Pacifica in 1985 at its present facility at the HOST Park. Since 1994, we have produced two grades of Spirulina Pacifica; an all-natural grade cultivated by using conventional agricultural fertilizers and an organic grade that is cultivated using only organic fertilizers. Our organic Spirulina Pacifica is grown and processed in accordance with the National Organic Program ("NOP") of the United States Department of Agriculture ("USDA") which came into effect in October 2002. Previously our organic Spirulina Pacifica was grown and processed in compliance with the California Organic Food Act of 1990. The organic cultivation and processing methods we use are certified annually by Quality Assurance International, a leading third-party agency. Both grades of Spirulina Pacifica are certified Kosher and are cultivated without the use of herbicides or pesticides. Since 1996, our Company's spirulina process has also been certified under the ISO 9002-94 international quality standards.

        Our Spirulina Pacifica is cultivated in a combination of fresh water and a metered amount of nutrient-rich deep ocean water (containing ninety-six trace elements), drawn from a depth of 2,000 feet below sea level. This water is supplemented with the other major required nutrients such as sodium bicarbonate (baking soda) and infused with carbon dioxide. The spirulina crop in each pond is circulated by paddlewheels to keep an even blend of nutrients in suspension and a uniform exposure of the algae to sunlight, the other major component of cultivation. Our ponds are engineered to maintain the right media depth for sunlight to permeate each crop completely, facilitating rapid growth. Our system promotes efficient growing conditions, allowing the Spirulina Pacifica algae to reproduce rapidly. Each pond can be harvested, on average, in six days.

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

        Each production lot of spirulina is sampled and subjected to thorough quality assurance which includes testing for bulk density, moisture, particulate matter, color and taste, among others. In addition, each lot of our Spirulina Pacifica undergoes a prescribed set of microbiological food product tests, including total aerobic bacteria, coliform bacteria and E. coli. All of our Spirulina Pacifica powder is certified free of pesticides and herbicides, and certified Kosher.

        Spirulina powder is difficult to form into tablets. Most tablet manufacturers either add high amounts (from 10% to 30%) of inert substances to "glue" the tablet together or use a heat granulation process that destroys nutrients. In contrast, our Spirulina Pacifica tablets contain a maximum of 2% of such substances and are produced in cold press compression tablet-making machines. Our Spirulina Pacifica flakes are produced by combining freshly harvested Spirulina Pacifica with food-grade lecithin and drying this blend in a proprietary system. The Company's packaged consumer products are bottled and labeled by a subcontractor in California. This subcontractor is a current Good Manufacturing Practices ("cGMP") certified manufacturer with organic and Kosher certifications, subject to regular government inspections.

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

        Natural astaxanthin for human consumption is processed further utilizing a high-pressure extraction process. Cyanotech utilizes the services of two contractors for this process. The resulting product is a liquid lipid extract which is used by our customers for production of gelcaps. This product can also be micro-encapsulated into "beadlets" which our customers use in other formulations. All natural astaxanthin products destined for human consumption undergo a prescribed set of microbiological food product tests to ensure safety and quality.

Distribution and International Sales

        The majority of our bulk Spirulina sales are to health food manufacturers and health food formulators with their own spirulina product lines, many of whom identify and promote Cyanotech's Hawaiian Spirulina Pacifica in their products. Our packaged consumer products are sold through an established health food distribution network in the domestic market and shipped through one of our wholesale distributors under the Nutrex Hawaii label. In selected foreign markets, we have exclusive sales distributors for both our bulk and packaged consumer products. During fiscal 2003, our Spirulina Pacifica products were sold in 22 foreign countries and the United States.

        Our natural astaxanthin product, NatuRose, is presently being sold through a network of agents and distributors directly to aquaculture farmers, aquaculture feed manufacturers, poultry feed formulators, vitamin premix suppliers and other end users in 19 foreign countries and the United States for use in aquaculture feed, poultry feed and pet feed industries. During fiscal 2002, Japan emerged as one of our primary markets for the application of NatuRose in aquaculture. Feeding trials in Japan have proven that NatuRose produces superior results in pen-raised Sea Bream ("Tai") and Yellowtail; both major products in that market. Using NatuRose, pen-raised Sea Bream and Yellowtail develop an appearance closer to fish caught in the open ocean than cultivated fish fed synthetic astaxanthin. In addition to the more desirable natural coloration, a lower volume of NatuRose is required compared to synthetic astaxanthin. The increased demand for NatuRose in Japan was a major factor in our decision to establish Cyanotech Japan YK as a new channel of distribution in January 2002. At present, CJYK sells our feed spirulina and NatuRose products to several large Japanese aquaculture feed manufacturers.

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

        We began fiscal 2003 with BioAstin sales coming mostly from nutritional supplement manufacturers, health food formulators and sales of our Nutrex Hawaii packaged product. During fiscal 2003, sales of our BioAstin products improved by 45% compared to fiscal 2002, with increased interest from supplement manufacturers and cosmetic formulators. The increase in sales is due primarily to higher sales of bulk BioAstin products. We expect interest in BioAstin to continue to increase as more manufacturers begin using this powerful antioxidant in their new product offerings. In turn this will support sales of our packaged consumer products as more consumers become aware of its benefits as a human dietary supplement. As part of our expansion of sales channels, several customers of bulk quantities of BioAstin have introduced product formulations containing our natural astaxanthin. Such customers include Twin Laboratories ("Twinlab"), Solgar Vitamins ("Solgar") and more recently, Rexall Sundown, the Capsugel division of Pfizer Pharmaceuticals and Mac Cosmetics, a division of Estee Lauder. During fiscal 2003 revenue from our packaged BioAstin gelcaps was slightly lower compared to the prior fiscal year due in large part to our Company's decision to reduce expenditures on advertising. Revenue derived from BioAstin packaged product during fiscal 2003 was primarily from sales made to natural products distributors, to retailers and directly to consumers using our toll-free order line (1-888-922-2107) and our internet e-commerce website, www.nutrex-hawaii.com.

        In October 2001, in our effort to increase the revenue potential of our packaged consumer product we began development of a national television marketing campaign to promote Nutrex Hawaii's BioAstin in the mass market. This campaign revolved around a 30-minute television infomercial which was tested in several markets throughout fiscal 2003. Sales from the infomercial, however, were less than anticipated and due to the high cost of television air time the Company decided to discontinue the effort. The Company retains all rights to the contents of the infomercial and has incorporated portions of video footage into it's internet website, www.nutrex-hawaii.com. In accordance with accounting principles generally accepted in the United States, all costs related to production and airing of this infomercial effort were fully expensed during fiscal 2003.

        In the years ended March 31, 2003, 2002 and 2001, international sales accounted for approximately 54%, 47% and 54%, respectively, of our net sales. We expect that international sales will continue to represent a significant portion of our net sales in future periods. Our business, financial condition and results of operations may be materially adversely affected by any difficulties associated with managing accounts receivable from international customers, tariff regulations, imposition of governmental controls, political and economic instability or other trade restrictions. Through December 2001 all of our international sales were denominated in United States dollars which exposed us to a measure of risk resulting from fluctuations in currency exchange rates. Such fluctuations could cause our products to become relatively more expensive to customers in the affected country, leading to a reduction in sales in that country. To address this issue in one of our major markets, we formed the Japanese business unit, Cyanotech Japan in January 2002. Through this subsidiary, we are better able to service our increasing customer base in Japan, economize on shipping costs, provide more timely delivery and can allow these customers to conduct transactions in Japanese Yen rather than US Dollars. Assets and liabilities of this subsidiary are translated at the period-end exchange rate and resulting translation gains or losses are accounted for in a stockholder's equity account entitled "accumulated other comprehensive loss—foreign currency translation adjustments." Operating results of this subsidiary are translated at average exchange rates during the period.

Customers

Spirulina

        We market and sell our spirulina products to a variety of customers, which range in size from manufacturers with $500 million in annual sales to small retail stores. Several of our major customers are businesses that were established exclusively to market and sell spirulina products.

        Approximately $1,546,000, or 17% of our net sales for the year ended March 31, 2003 was to a single customer, Spirulina International B. V. ("Spirulina International"), a spirulina marketing and distribution company based in the Netherlands. Sales to this customer for fiscal 2002 and 2001 were $1,031,000 (13%) and $1,533,000 (19%), respectively. We believe that sales to this customer will continue to represent a significant portion of total net sales in future periods. Any changes in demand from this customer could have a material adverse effect on our business, financial condition and results of operations.

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

        Retail Distributors.    Retail distributors act as product wholesalers to independent and chain retailers. The majority of domestic Nutrex Hawaii sales in the year ended March 31, 2003 were to 29 distributors.

        Raw Materials Suppliers.    In the year ended March 31, 2003, we sold bulk spirulina products to fifteen domestic and ten foreign customers engaged in the business of distributing natural raw materials to health and natural food manufacturers. These distributors provide their customers with standardized quality control, warehousing and distribution services, and charge a mark up on the products for providing these services. These distributors may differentiate the products they sell, but they generally treat the products as commodities, with price being the major determining factor in their purchasing decision.

  Natural Astaxanthin

        NatuRose is presently being sold through a network of agents and distributors directly to aquaculture farmers, aquaculture feed manufacturers, poultry feed formulators, vitamin premix suppliers and other end users in the United states and in 19 foreign countries. As mentioned earlier, in fiscal 2002 and also in 2003 our major market for NatuRose was aquaculture customers in Japan. In addition to our aquaculture customers, NatuRose is also being sold to poultry feed formulators to naturally pigment the yolk of chicken eggs and to pet feed formulators for commercial breeders of high-value tropical fish. As our product is a natural astaxanthin derived from microalgae, many of these formulators identify NatuRose and Cyanotech as the source of this component in their feed.

        BioAstin is presently being sold as a raw ingredient to dietary supplement manufacturers, health food formulators and cosmetic manufacturers, as well as a packaged consumer product through our wholly-owned subsidiary, Nutrex Hawaii, Inc. During fiscal 2003, BioAstin product revenues were derived primarily from increased sale of bulk product to manufacturers who are using BioAstin in their own product formulations and sales of our packaged consumer product made directly to natural product distributors, retailers and consumers using our toll-free order line (1-888-922-2107) and our internet e-commerce website, www.nutrex-hawaii.com.

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

        BioAstin, our natural astaxanthin product for the human nutrition market, was the first natural astaxanthin product for human consumption to be reviewed without exception by the FDA. Presently, BioAstin competes directly with similar products marketed by other manufacturers which include Mera Pharmaceuticals ("Mera" formerly "Aquasearch") in the United States, Fuji Chemicals in Japan and AstaCarotene AB in certain portions of the European market. In the general category of nutritional supplements, BioAstin also competes with a variety of vitamins, dietary supplements and other antioxidant products available to consumers. The nutritional products market is highly competitive. It includes international, national, regional and local producers and distributors, many of whom have greater resources than Cyanotech, and many of whom offer a greater variety of products.

  Phycobiliproteins

        Three major competitors manufacture phycobiliprotein products for sale, including Molecular Probes, Inc., Prozyme, Inc. and Serologicals, Inc. (formerly Intergen). Cyanotech competes with these companies on the basis of price and quality. New synthetic fluorescent compounds have been developed which are superior to phycobiliproteins in some applications. The advantage of the synthetic compounds is their lower molecular weight and, in some cases, their lower cost. While our phycobiliprotein products may not be able to compete effectively against synthetic compounds in some applications, Cyanotech's phycobiliproteins have gained a reputation for high quality at a competitive price.

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

        In October 2002, all United States products labeled "Organic" became subject to guidelines promulgated under the United States Department of Agriculture's ("USDA") National Organic Program ("NOP"). These regulations are primarily directed at soil-based agriculture, a method of cultivation quite different from the aquaculture methodology used to produce microalgae. We petitioned the USDA National Organic Standards Board to amend their proposed regulations to include exemptions based on the unique aspects of spirulina cultivation. As a result, our Company received an extension of time to comply fully with the USDA regulations until October 21, 2005. In order to comply with the proposed regulations we may encounter significant increases in organic spirulina production costs which in turn may affect our decision to produce "Certified Organic" spirulina for sale in large quantities.

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

Patents, Licenses and Trademarks

        Cyanotech has received five United States patents; two on aspects of our production methods and three for use of our BioAstin products; a) in treatment of Carpal Tunnel Syndrome ("CTS"), b) in treatment of Canker/Cold sores, and c) for use as a topical and oral sun screen. Although we regard our proprietary technology, trade secrets, trademarks and similar intellectual property as critical to our success, we rely on a combination of trade secret, contract, patent, copyright and trademark law to establish and protect our rights in our products and technology. There can be no assurance that we will be able to protect our technology adequately or that competitors will not be able to develop similar technology independently. In addition, the laws of certain foreign countries may not protect the Company's intellectual property rights to the same extent as the laws of the United States.

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

Associates

        Cyanotech employed 60 full-time associates as of March 31, 2003 Approximately 39 associates are involved in the harvesting and production process, 3 are involved in research and product development, and the remainder are involved in sales, administration and support. Management believes that its relations with its associates are good. We have not experienced difficulty in attracting personnel and none of our associates are represented by a labor union.

Industry Segments and Export Sales

        The Company's business consists of one industry segment, the production of microalgae products, and is grouped into six geographic areas: United States, Canada/South America, the Netherlands, Europe, excluding the Netherlands, Japan, and Asia/Pacific, excluding Japan. In January 2002, the Company established Cyanotech Japan, a new subsidiary with an office in Tokyo. The following table (dollars in thousands) summarizes the product sales revenues from unaffiliated customers in each of the six geographic regions:

	2003		2002		2001
United States	$4,149	46%	$4,393	53%	$3,676	46%
Canada/South America	268	3%	394	5%	509	6%
The Netherlands	1,550	17%	1,032	13%	1,542	19%
Europe, excluding the Netherlands	977	11%	706	9%	640	8%
Japan	1,043	12%	767	9%	689	9%
Asia/Pacific, excluding Japan	964	11%	943	11%	987	12%

Total Product Sales Revenues	$8,951	100%	$8,235	100%	$8,043	100%

        The Company believes that its profit margin on export sales is not significantly different from that realized on sales in the United States. For the purposes of our consolidated financial reports, sales made through Cyanotech Japan are denominated in Japanese Yen and converted to US Dollars at an average exchange rate in effect during the period in which the sales were recorded.

Item 2. Properties

        Cyanotech Corporation's production facility, manufacturing plant and executive offices are located in Kailua-Kona, Hawaii, at the HOST Park. The HOST Park facility consists of approximately 90 leased acres. All 90 acres have been fully developed and contain production ponds, a processing facility, a laboratory, and administrative offices. All products are produced at this facility. The property is leased from the State of Hawaii under a 30-year commercial lease expiring in 2025. The Company also rents 3,200 square feet of warehouse space in a light industrial area located approximately four miles from the HOST Park.

        During 1997, we reached a preliminary agreement with the State of Hawaii to lease an additional 93 acres at the HOST Park, which would increase the total acreage under lease to 183 acres. The State of Hawaii agreed to allow the Company to lease this additional 93 acres on a year-to-year basis, until such time that the Company determined the need for a longer lease term. The construction work performed on this expansion acreage was the subject of the asset impairment charge of $2,796,000 recorded during fiscal 2000. Due, in large part, to improvements made in our astaxanthin cultivation techniques during fiscal 2002 and 2003 we concluded that our existing 90 acre facility would be sufficient for near future projections and terminated our lease on the entire 93 acre expansion parcel during the first quarter of fiscal 2003. In the event we need to expand beyond our current 90 acre facility there is sufficient available land at the HOST Park to meet our currently planned needs.

Item 3. Legal Proceedings

        There were no material legal matters addressed during fiscal 2003.

Item 4. Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of the stockholders during the fourth quarter of fiscal 2003.

Part II

Item 5. Market for Common Equity and Related Stockholder Matters

        During fiscal 2002, the Company's Common Stock was traded on the NASDAQ National Market. On June 17, 2002 the Company received a delisting warning letter from NASDAQ for failure to comply with the $1.00 per share minimum bid price. Cyanotech had 90 calendar days, or until September 16, 2002, to regain compliance. The Company was unable to regain compliance prior to September 16, 2002, and subsequently applied for, and received listing for its common stock on the NASDAQ SmallCap Market.

        Listing on the NASDAQ SmallCap market made available a 180 calendar day SmallCap Market grace period, or until December 16, 2002 to regain compliance. The Company failed to regain compliance before the end of this grace period but was eligible for an additional 180 calendar day grace period, or until June 12, 2003 to demonstrate compliance, provided that it met NASDAQ listing criteria for the SmallCap Market. The Company was unable to attain the $1.00 per share value prior to June 12, 2003 but met the other listing criteria for the SmallCap Market. However, on June 13, 2003, the Company received notification from NASDAQ that under Marketplace Rule 4210(c)(2)(A), the compliance period for listing on the SmallCap Market was extended from 360 to 450 calendar days for companies which met certain heightened criteria. The Company met the initial listing requirements and in accordance with Marketplace Rule 4310(c)(8)(D), has been provided an additional 90 calendar days, or until September 10, 2003 to regain compliance with the $1.00 per share minimum bid price requirement.

        As a result, as of the date of this report, the Company's common stock continues to be listed on the NASDAQ SmallCap Market under symbol "CYAN". If at anytime before September 10, 2003, the bid price of the Company's common stock closes at $1.00 per share or more for a minimum of 10 consecutive trading days, NASDAQ Staff will provide written notification that the Company complies with listing requirements under Marketplace Rule 4450(a)(5). Under certain circumstances, to ensure that Company can sustain long-term compliance, NASDAQ Staff may require that the closing bid price equals $1.00 per share or greater for more than 10 consecutive business days, but, generally, not more than 20 consecutive business days before determining that the Company complies. If compliance with this rule cannot be demonstrated by September 10, 2003, NASDAQ Staff will provide written notification that the Company's securities will be delisted from the SmallCap Market and begin trading on the NASDAQ Over-The-Counter Bulletin Boards. In such case common stock of the Company will be traded on a less active market to the possible detriment of the stockholders. At that time, the Company may appeal the NASDAQ Staff's determination to a Listing Qualifications Panel.

        The following table sets forth the high and low selling prices as reported by the NASDAQ Stock Market for the periods indicated. Cyanotech's Common Stock is currently traded on the NASDAQ SmallCap Market under the symbol "CYAN."

Three Months Ended	High	Low
2003
March 31, 2003(a)	$0.60	$0.35
December 31, 2002(a)	$0.63	$0.26
September 30, 2002(a)(b)	$0.85	$0.40
June 30, 2002(b)	$1.20	$0.40
2002
March 31, 2002(b)	$1.43	$0.96
December 31, 2001(b)	$1.16	$0.55
September 30, 2001(b)	$1.50	$0.48
June 30, 2001(b)	$1.75	$0.87

(a)
NASDAQ Small-Cap Market listing, September 23, 2002 to March 31, 2003.

(b)
NASDAQ National Market listing, April 1, 2001 to September 22, 2002.

        Cyanotech has never declared or paid cash dividends on its Common Stock. We currently intend to retain all of our earnings for use in the business and do not anticipate paying any cash dividends Common Stock in the foreseeable future.

        The approximate number of record holders of outstanding Common Stock of the Company as of June 26, 2003 was 1,360. On this date the reported closing bid price was $0.50 per share.

Item 6. Selected Financial Data

	Years ended March 31,
	2003	2002	2001	2000	1999
	(in thousands, except per share data)
Results of Operations
Net sales	$8,951	$8,235	$8,043	$7,398	$6,738
Gross profit(b)	2,895	1,562	2,345	1,503	973
Impairment of long-lived assets	—	—	—	2,796	—
Loss from operations(a)(b)	(1,210)	(2,185)	(708)	(4,312)	(2,642)
Net loss(a)(b)	(1,775)	(2,589)	(1,067)	(4,485)	(2,557)
Net loss per common share
Basic and Diluted(a)(b)	$(0.10)	$(0.15)	$(0.07)	$(0.34)	$(0.21)
Average Shares Outstanding
Basic and Diluted	17,840	17,033	15,997	13,775	13,602
Selected Balance Sheet Data
Cash and investment securities	$579	$1,051	$2,269	$405	$323
Working capital	2,352	1,008	4,177	2,094	917
Total assets	17,482	18,400	21,423	19,689	23,621
Long-term debt and capital lease obligations, excluding current maturities	3,694	2,765	4,336	1,307	13
Stockholders' equity	12,273	13,191	15,695	16,645	20,707

(a)
Loss from operations, net loss and net loss per common share for the year ended March 31, 2000 reflect the effect of an asset impairment charge of $2,796.

(b)
Gross profit, loss from operations, net loss and net loss per common share for the year ended March 31, 2002 reflect the effect of a finished goods inventory adjustment totaling $454. For further detail, see the section "Results of Operations—Fiscal 2002 Compared to Fiscal 2001—Gross Profit" in Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 of this report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion is intended to assist in the understanding of Cyanotech Corporation's financial position and results of its operations for the three years ended March 31, 2003. This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes To Consolidated Financial Statements included in this report. The financial section of the Cyanotech 2003 Annual Report to Stockholders consisting of this Management's Discussion and Analysis of Financial Condition and Results of Operations, the Consolidated Financial Statements have been prepared using accounting principles generally accepted in the United States of America ("GAAP").

        The Company's Consolidated Financial Statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business. During the years ended March 31, 2003, 2002 and 2001, the Company incurred losses of $1,775,000, $2,589,000 and $1,067,000, respectively. The Company's working capital at March 31, 2003 was $2,352,000 with cash balances amounting to $579,000. Net cash and cash equivalents used in operating activities for the years ended March 31, 2003 and 2002 amounted to $502,000 and $567,000, respectively. Accordingly this causes substantial doubt as to the ability of the Company to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms of its financing agreements, to obtain additional financing or refinancing as may be required, to attain profitability, or a combination thereof. There can be no assurance that these efforts will be successful or that the Company will return to generating profit on either a quarterly or annual basis.

Company Overview and Critical Accounting Policies and Estimates

        Cyanotech Corporation is a worldwide leader in the development and commercialization of high value natural products derived from microalgae, a diverse group of over 30,000 species of microscopic plants which have a wide range of physiological and biochemical characteristics and naturally contain high levels of proteins, amino acids, vitamins, pigments and enzymes. Since 1983, we have designed, developed and implemented proprietary production and harvesting technologies, systems and processes which eliminate many of the stability and contamination problems frequently encountered in the production of microalgae. We believe that our technology, systems, processes and favorable growing location permit year-round harvesting of our microalgal products in a cost-effective manner. Currently, Cyanotech operates as a single segment, producing and selling natural products from microalgae for the nutritional supplement, aquaculture feed, animal nutrition, and immunological diagnostics markets. In response to SEC Release No. 33-8040, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies," the Company has identified certain of its policies as being of particular importance to the understanding of its financial position and results of operations and which require the application of significant judgement by Cyanotech management.

        Inventory Valuation—Inventories are stated at the lower of cost (which approximates first-in, first-out) or market. Market is determined by net realizable value.

        Revenue Recognition—The Company recognizes revenue when goods are shipped and when significant risks and benefits of ownership are transferred. Amounts received in advance under sales and distribution agreements for the right to sell and distribute the Company's products are recognized as revenues on a straight-line basis over the term of such agreements.

        Equipment and Leasehold Improvements—Equipment and leasehold improvements are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives for equipment and furniture and fixtures, and the shorter of the lease terms or estimated useful lives for leasehold improvements as described in the section "Notes To Consolidated Financial Statements" included in this report.

        Income Taxes—Income taxes are accounted for under the asset and liability method. Deferred tax assets are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

        Impairment of Long-Lived Assets—The Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 144 provides a single accounting model for long-lived assets to be disposed of. SFAS No. 144 also changes the criteria for classifying an asset as held for sale; and broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations. The Company adopted SFAS No. 144 on April 1, 2002. The adoption of SFAS No. 144 did not affect the Company's consolidated financial statements.

        In accordance with SFAS No. 144, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

        Goodwill and intangible assets not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset's fair value.

        Prior to the adoption of SFAS No. 144, the Company accounted for long-lived assets in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

        Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates.

Contractual Obligations

        The following table presents the Company's contractual obligations at March 31, 2003:

	Payments due by period
	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
	(in thousands)
Long-term debt	$323	1,955	791	948	4,017
Operating leases	224	446	409	2,480	3,559

Total	$547	2,401	1,200	3,428	7,576

RESULTS OF OPERATIONS

        The following table sets forth certain consolidated statement of operations data as a percentage of net sales for the periods indicated.

Years Ended March 31,	2003	2002	2001
Net sales	100.0%	100.0%	100.0%
Cost of sales	67.7	81.0	70.8

Gross profit	32.3	19.0	29.2

Operating expenses:
Research and development	2.4	4.2	3.3
General and administrative	23.0	20.1	21.2
Sales and marketing	20.4	21.2	13.5

Total operating expenses	45.8	45.5	38.0

Loss from operations	(13.5)	(26.5)	(8.8)

Other income (expense):
Interest income	0.4	0.8	1.5
Interest expense	(4.7)	(6.1)	(7.7)
Other income (expense), net	(2.1)	0.3	1.6

Total other expense	(6.4)	(5.0)	(4.6)

Loss before income taxes	(19.9)	(31.5)	(13.4)
Income tax benefit	0.1	0.1	0.1

Net loss	(19.8)%	(31.4)%	(13.3)%

Fiscal 2003 Compared to Fiscal 2002

Net Sales

        Net sales for the year ended March 31, 2003 amounted to $8,951,000, an increase of 8.7% from net sales reported for the prior fiscal year, primarily due to increased sales of bulk and packaged BioAstin (up 45%), higher sales of bulk NatuRose (up 30%) and bulk Spirulina Pacifica tablets (up 33%), offset in part by decreased sales of bulk Spirulina Pacifica powder (down 17%). Net sales for the prior fiscal year includes $204,000 of non-recurring product distribution license fees. If the effect of these fees are omitted for comparison purposes, net sales for fiscal 2003 increased by $920,000 or 11.5% over the prior fiscal year.

        International sales increased slightly to 54% of total net sales for the year ended March 31, 2003, up from 47% reported for the prior fiscal year. This increase was primarily due to increased sales in

Japan through our wholly-owned subsidiary Cyanotech Japan and higher sales to our largest customer, Spirulina International. Sales to this customer amounted to $1,546,000 or 17% of net sales for the year ended March 31, 2003, an increase of $515,000 from this customer's purchases during the prior fiscal year.

Gross Profit

        Gross profit represents net sales less the cost of goods sold, which includes the cost of materials, manufacturing overhead costs, direct labor expenses and depreciation and amortization. Gross profit for the year ended March 31, 2003 improved significantly to $2,895,000, an increase of 85% from that reported for the prior fiscal year, with the gross profit margin increasing to 32.3% from 19.0% of net sales. This increase in gross profit from the prior year is primarily attributable to operating at more optimal production levels and from increased sales of higher profit natural astaxanthin products. Results for the prior fiscal year include the offsetting effect of finished goods inventory adjustments of $454,000, and income from a non-recurring settlement related to product distribution license fees of $204,000. Our gross profit margin is dependent on multiple factors which include, but are not limited to, product mix, production levels, weather-seasonality, raw material, supply and shipping costs, and other factors beyond our control. Changes in any combination of these factors may result in fluctuation in gross profit in future periods.

Operating Expenses

        Total operating expenses for the year ended March 31, 2003 amounted to $4,105,000, an increase of 9.6% from operating expenses reported for the prior fiscal year primarily due to higher sales and marketing expenses and increased general and administrative expenses, offset in part by lower research and development expenses. In fiscal 2004 we expect operating expenses to remain at, or below, that reported for fiscal 2003 due to continued cost containment and discontinuation of the television infomercial advertising campaign during fiscal 2003.

        Research and Development    For the year ended March 31, 2003, expenditures for research and development amounted to $217,000, a decrease of 36.7% from the $343,000 reported for the prior fiscal year. This decrease is primarily attributable to reduced outside service expenses related to scientific clinical studies on BioAstin.

        General and Administrative    For the year ended March 31, 2003, general and administrative expenses increased 24.7% to $2,061,000 from the amount reported for the prior fiscal year. This increase is primarily due to writeoff of the discontinued television infomercial project, higher consulting service expense, higher corporate insurance, write-down of a capital expenditure warehouse project, a one-time NASDAQ fee associated with the change in the trading of the Company's common stock on the National Market to the Small Cap Market and increased bad debt expense.

        Sales and Marketing    For the year ended March 31, 2003, sales and marketing expenses increased slightly to $1,827,000, an increase of 4.3% from the amount reported for the prior fiscal year. This increase is primarily attributable to higher personnel and commission expense for all products.

Other Expense

        Other expense for the year ended March 31, 2003 increased by 39.0% to $574,000. The increase from the prior year is due to decreased interest income on lower cash balances and higher other expenses of approximately $236,000 related to extension of the convertible debentures which were retired in October 2002, partially offset by lower prime rate interest expense on the Term Loan.

Income Tax Benefit

        The income tax benefit of $9,000 for each of the years ended March 31, 2003 and 2002 represents current state tax refunds.

Net Loss

        The Company recorded a net loss of $1,775,000 for the year ended March 31, 2003, an improvement in result of $814,000 or 31% from that reported for the prior fiscal year. This improvement can be primarily attributed to lower production costs and the subsequent effect on gross profit resulting from operating at more optimal levels, offset in part by increased sales and marketing and general and administrative operating and other expenses.

Fiscal 2002 Compared to Fiscal 2001

Net Sales

        Net sales for the year ended March 31, 2002 increased by 2.4% from net sales of $8,043,000 for the year ended March 31, 2001, primarily due to increased sales of packaged spirulina consumer products (an increase of $417,000, or 35%) and higher sales of all BioAstin products (an increase of $682,000, or 292%), offset in part by lower sales of bulk Spirulina Pacifica products (a decrease of $544,000, or 11%) and bulk NatuRose products (a decrease of $354,000, or 26%).

        International sales decreased slightly to 47% of total net sales for the year ended March 31, 2002, down from 54% for the year ended March 31, 2001. This decrease was primarily due to increased domestic sales and lower international sales. Sales of bulk spirulina products to our largest customer, Spirulina International, amounted to $1,031,000 or 13% of net sales for the year ended March 31, 2002, a decrease from $1,533,000 or 19% of net sales recorded for the year ended March 31, 2001.

Gross Profit

        Gross profit for the year ended March 31, 2002 decreased $783,000 or 33% compared to the prior year, with the gross profit margin decreasing to 19.0% from 29.2% of net sales. This decrease in gross profit from the prior year is primarily attributable to higher production costs in all products resulting from operating at lower than optimal production levels and the effects of inventory adjustments and a finished goods write off of $454,000 made during the third quarter of fiscal 2002, offset in part by increased sales of higher margin packaged consumer products.

Operating Expenses

        Total operating expenses for the year ended March 31, 2002 amounted to $3,747,000, an increase of 22.7% from the $3,053,000 of operating expenses reported for the prior fiscal year primarily due to the significantly increased sales and marketing expenses attributable to expanded advertising and promotion costs. Also contributing to the increase in operating costs were higher research and development expenses of approximately $78,000 related primarily to scientific clinical trials. Increases in both of these functional areas were slightly offset by a 2.8% reduction in general and administrative expenses, primarily due to lower legal expenses.

        Research and Development    Expenditures for research and development increased 29.4% to $343,000 for the year ended March 31, 2002, from $265,000 for the year ended March 31, 2001. The increase from the prior year resulted primarily from increased outside service expenses due to continuing clinical studies for BioAstin.

        General and Administrative    General and administrative expenses decreased by $47,000 to $1,653,000 for the year ended March 31, 2002, from $1,700,000 for the year ended March 31, 2001. The decrease from the prior year is primarily due to lower legal expenses.

        Sales and Marketing    Sales and marketing expenses increased significantly due to expanded advertising and promotional expenses for all products. Sales and marketing expenses for the year ended March 31, 2002, amounted to $1,751,000, an increase of 60.9% from $1,088,000 recorded for the prior year.

Other Expense

        Other expense for the year ended March 31, 2002 increased by 12.5% to $413,000. The increase from the prior year is due to decreased other income and lower interest income, partially offset by lower interest expense.

Income Tax Benefit

        The income tax benefit of $9,000 and $8,000 for the years ended March 31, 2002 and 2001 respectively, represent current state tax refunds.

Net Loss

        The Company recorded a net loss of $2,589,000 for the year ended March 31, 2002 compared to a loss of $1,067,000 for the year ended March 31, 2001. This increased loss can be primarily attributed to higher production costs, inventory adjustments and the subsequent effect on gross profit resulting from operating at lower than optimal levels, combined with increased operating expenses in research and development and sales and marketing and, to a lesser extent, lower other income.

VARIABILITY OF RESULTS

        Cyanotech Corporation was formed in 1983 and did not become profitable on an annual basis until fiscal 1992 (the twelve month period ended December 31, 1992). From fiscal 1992 through fiscal 1997, the Company had total net sales of $29,401,000 and total net income of $7,931,000. From fiscal 1998 through fiscal 2003, the Company had total net sales of $46,992,000 and net losses totaling $12,773,000. As of March 31, 2003, our accumulated deficit is $13,234,000. There can be no assurance that we will return to generating profits on either a quarterly or an annual basis.

        We have experienced significant quarterly fluctuations in operating results and anticipate that these fluctuations may continue in future periods. Future operating results may fluctuate as a result of changes in sales to our largest customers, new product introductions, production difficulties, weather patterns, the mix between sales of bulk products and packaged consumer products, start-up costs associated with new facilities, expansion into new markets, sales promotions, competition, increased energy costs, foreign exchange fluctuations, the announcement or introduction of new products by our competitors, changes in our customer mix, overall trends in the market for our products, government regulations and other factors beyond our control. While a significant portion of our expense levels are relatively fixed, and the timing of increases in expense levels is based in large part on our forecasts of future sales, if net sales are below expectations in any given period, the adverse impact on results of operations may be magnified by our inability to adjust spending quickly enough to compensate for the sales shortfall. We may also choose to reduce prices or increase spending in response to market conditions, which may have a material adverse effect on the Company's financial condition, results of operations and liquidity. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms of its financing agreements, to obtain additional financing or refinancing as may be required, to attain profitability, or a combination thereof. There can be no assurance that these efforts will be successful or that the Company will return to generating profit on either a quarterly or annual basis.

NEW ACCOUNTING PRONOUNCEMENTS

        Accounting for Asset Retirement Obligations—In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs would be capitalized as a part of the carrying amount of the long-lived asset and depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. The provisions of SFAS No. 143 are effective for fiscal years beginning after June 15, 2002. Adoption of SFAS No. 143 is not expected to have a material effect on the Company's financial condition, results of operations or liquidity.

        Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity—In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of SFAS No. 150 is not expected to have a material effect on the Company's financial condition, results of operations or liquidity.

        Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others—In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN No. 45 did not have a material effect on the Company's financial condition, results of operations or liquidity.

        Consolidation of Variable Interest Entities—In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities," which addresses the consolidation of variable interest entities ("VIE") as defined. FIN No. 46 applies immediately to variable interests in VIEs created after January 31, 2003, and to variable interests in VIEs obtained after January 31, 2003. For a variable interest in a VIE acquired before February 1, 2003, FIN No. 46 is to be applied no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. The adoption of FIN No. 46 did not have a material effect on the Company's financial condition, results of operations or liquidity.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows—Fiscal 2003

        Our working capital at March 31, 2003 amounted to $2,352,000, an increase of $1,344,000 from working capital at March 31, 2002, but cash and cash equivalents decreased by $472,000 to $579,000. This decrease in cash and cash equivalents is primarily because of cash flows used in operating activities and for investment in equipment and leasehold improvements totaling $752,000, offset in part by cash provided by financing activities of $280,000.

        Cash flows used in operating activities for the year ended March 31, 2003 amounted to $502,000, $67,000 less than cash flows used in operating activities reported for the prior fiscal year. The cash flows used in operating activities for fiscal 2003 is primarily due to the net loss of $1,775,000 offset in part by depreciation and amortization charges of $1,324,000.

        Cash flows used in investing activities (capital equipment purchases and leasehold improvements) for the year ended March 31, 2003 decreased by $132,000 to $250,000 from the amount recorded for the prior fiscal year. The Company expects to invest similar amounts in fiscal 2004 for capital equipment and leasehold improvements.

        Cash flows provided by financing activities amounted to $280,000, compared to cash flows used in financing activities of $269,000 for the prior fiscal year. This result is attributable to net proceeds from the issuance of long-term debt of $1,250,000 and common stock of $630,000, offset in part by repayment of long-term debt of $1,541,000.

Cash Flows—Fiscal 2002

        Cash flows used in operating activities for the year ended March 31, 2002 amounted to $567,000, a decrease from cash flows provided by operating activities of $243,000 for the year ended March 31, 2001. The decrease in cash flows from operating activities is due primarily to the net loss of $2,589,000 offset in part by depreciation and amortization charges of $1,312,000 and reduction in inventories of $1,010,000.

        Cash flows used in investing activities for the year ended March 31, 2002 decreased slightly to $382,000 from $437,000 recorded for the prior fiscal year.

        Cash flows used in financing activities amounted to $269,000 compared to cash provided by financing activities of $2,058,000 for the prior fiscal year, primarily as a result of the prior year's term loan and convertible debenture financings.

Term Loan Agreement

        On April 21, 2000, the Company executed a Term Loan Agreement ("Term Loan") with a lender which provided for $3.5 million in aggregate credit facilities, secured by substantially all the assets of the Company. The Term Loan has a maturity date of May 1, 2010 and is payable in 120 equal monthly principal and interest payments of approximately $40,000, commencing June 1, 2000 ($39,000 at March 31, 2003 and 2002). The interest rate under this Term Loan, in the absence of a default under the agreement, is the prime rate in effect as of the close of business on the first day of each calendar quarter, plus 1% (at March 31, 2003 and 2002, the prime rate was 4.25% and 4.75%, respectively). Interest is calculated on the unpaid balance of principal based on a straight-line amortization schedule commencing May 1, 2000. Of the loan proceeds, $500,000 has been deposited in an interest-bearing restricted cash account per the terms of the loan, with such amount included in other assets in the consolidated balance sheets at March 31, 2003 and 2002. A warrant to purchase 20,000 shares of the Company's common stock was issued in conjunction with this Term Loan agreement. The warrant expires in April 2011 and has an exercise price of $2.55 per share. The warrant may only be exercised after the Company has repaid the Term Loan in full.

        The Term Loan contains restrictive covenants which included, among others, maintenance of an annual minimum debt service coverage ratio. The Company failed to meet this covenant requirement for the year ended March 31, 2002 but received from the lender a waiver of the covenant violation until the year ending March 31, 2003. In October 2002, this covenant was deleted from the Term Loan by the lender. At March 31, 2003 the Company was in compliance with all restrictive covenants of the Term Loan.

        In connection with the Term Loan, the Company is prohibited from declaring common stock dividends without the lender's prior written consent.

Convertible Debentures due April 30, 2002

        On May 2, 2000, the Company completed a private placement of $1,250,000 principal amount 6% convertible subordinated debentures ("Debentures") due April 30, 2002, with net proceeds to the Company of approximately $1.1 million. Interest on these Debentures was to be paid quarterly, in arrears, at a rate of 6% per annum. The Debentures were convertible into shares of the Company's common stock at a conversion price of $1.50 per share, the market price of the Company's common stock at the date of issuance. Warrants to purchase 83,334 shares of the Company's common stock were issued to the placement agent of the Debentures, exercisable for five years from the issue date, at $1.80 per share. At March 31, 2002 and 2001, the outstanding principal amount of these debentures were $1,238,000 and $1,250,000 respectively.

        In May 2002, the Company reached an agreement with the holders of the Debentures to extend the maturity date by six months to October 31, 2002. In exchange for the extension, the Company agreed to: 1) reduce the conversion price from $1.50 per share to $1.00 per share (the approximate market value at date of issuance); 2) increase the interest rate during the remaining period the Debentures are outstanding from 6% to 10%; 3) issue two-year warrants to the Debenture holders to purchase additional shares of common stock of Cyanotech in an amount equal to thirty percent (30%) of the shares into which the Debentures are convertible at $1.10 per share; and 4) reduce the forced conversion price at which the Company can require the conversion of the Debentures from $3.00 per share to $1.50 per share. The terms of the aforementioned warrant issued to the placement agent in conjunction with the initial placement were also revised in this extension agreement. Under the terms of the extension, the warrant exercise price was reduced to $1.10 per share and the expiration date was accelerated to May 2004. As a result of this renegotiation of debt, the Company recorded a charge of approximately $236,000 during the year ended March 31, 2003, of which approximately $223,000 was a non-cash charge. These Debentures were retired in their entirety in October 2002.

Convertible Debentures due September 30, 2004

        In October 2002, the Company issued in a private placement (a) $1,250,000 principal amount of 10% convertible subordinated debentures, due September 30, 2004, convertible into shares of the Company's common stock at a price of $0.65 per share and (b) 750,000 shares of common stock with proceeds to the Company of $300,000. Proceeds from the 10% convertible subordinated debentures issued in October were used to retire convertible debentures of $1,238,000 which were due to mature on October 31, 2002. The remaining net proceeds from the issuance of common stock are to be used for working capital purposes. Subsequent to the transaction the investor was elected to the Company's Board of Directors.

Common Stock Listing

        During fiscal 2002, the Company's Common Stock was traded on the NASDAQ National Market. On June 17, 2002 the Company received a delisting warning letter from NASDAQ for failure to comply with the $1.00 per share minimum bid price. Cyanotech had 90 calendar days, or until September 16, 2002, to regain compliance. The Company was unable to regain compliance prior to September 16, 2002, and subsequently applied for, and received listing for its common stock on the NASDAQ SmallCap Market.

        Listing on the NASDAQ SmallCap market provided the Company a 180 calendar day grace period, or until December 16, 2002 to regain compliance. The Company failed to regain compliance before the end of this grace period but was eligible for an additional 180 calendar day grace period, or until June 12, 2003 to demonstrate compliance, provided that it met NASDAQ listing criteria for the SmallCap Market. The Company was unable to attain the $1.00 per share value prior to June 12, 2003 but met the other listing criteria for the SmallCap Market. However, on June 13, 2003, the Company received notification from NASDAQ that under Marketplace Rule 4210(c)(2)(A), the compliance period for listing on the SmallCap Market was extended from 360 to 450 calendar days for companies which met certain heightened criteria. The Company met the initial listing requirements and in accordance with Marketplace Rule 4310(c)(8)(D), has been provided an additional 90 calendar days, or until September 10, 2003 to regain compliance with the $1.00 per share minimum bid price requirement.

        As a result, as of the date of this report, the Company's common stock continues to be listed on the NASDAQ SmallCap Market under symbol "CYAN". If at anytime before September 10, 2003, the bid price of the Company's common stock closes at $1.00 per share or more for a minimum of 10 consecutive trading days, NASDAQ Staff will provide written notification that the Company complies with listing requirements under Marketplace Rule 4450(a)(5). Under certain circumstances, to ensure that Company can sustain long-term compliance, NASDAQ Staff may require that the closing bid price equals $1.00 per share or greater for more than 10 consecutive business days, but, generally, not more than 20 consecutive business days before determining that the Company complies. If compliance with this rule cannot be demonstrated by September 10, 2003, NASDAQ Staff will provide written notification that the Company's securities will be delisted from the SmallCap Market and begin trading on the NASDAQ Over-The-Counter Bulletin Boards. In such case common stock of the Company will be traded on a less active market to the possible detriment of the stockholders. At that time, the Company may appeal the NASDAQ Staff's determination to a Listing Qualifications Panel.

        The accompanying consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business. During the years ended March 31, 2003, 2002 and 2001, the Company incurred losses of $1,775,000, $2,589,000 and $1,067,000, respectively. The Company's working capital at March 31, 2003 was $2,352,000 with cash balances amounting to $579,000. Net cash and cash equivalents used in operating activities for the years ended March 31, 2003 and 2002 amounted to $502,000 and $567,000, respectively. Accordingly, this causes substantial doubt as to the ability of the Company to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms of its financing agreements, to obtain additional financing or refinancing as may be required, to attain profitability, or a combination thereof. The Company is pursuing several sources of additional financing but there can be no assurance that these efforts will be successful or that the Company will return to generating profit on either a quarterly or annual basis.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

        We have not entered into any transactions using derivative financial instruments or derivative commodity instruments and believe that our exposure to market risk associated with other financial instruments is not material.

Item 8. Consolidated Financial Statements and Supplementary Data

Independent Auditor's Report

The Board of Directors
Cyanotech Corporation:

        We have audited the accompanying consolidated balance sheets of Cyanotech Corporation and subsidiaries as of March 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity and comprehensive loss, and cash flows for the years in the three-year period ended March 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cyanotech Corporation and subsidiaries as of March 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

        The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 15 to the consolidated financial statements, the Company has suffered recurring losses from operations and has limited sources of additional liquidity to enable it to sufficiently liquidate its debts as they become due that raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in note 15. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KPMG LLP
Honolulu, Hawaii
May 2, 2003

CONSOLIDATED BALANCE SHEETS

March 31, 2003 and 2002

	2003	2002
	(in thousands, except share data)
ASSETS
Current Assets:
Cash and cash equivalents	$579	$1,051
Accounts receivable, net of allowance for doubtful receivables of $60 in 2003 and $40 in 2002	1,839	1,340
Refundable income taxes	9	9
Inventories	1,400	994
Prepaid expenses	40	58

Total current assets	3,867	3,452
Equipment and leasehold improvements, net	12,777	13,931
Other assets	838	1,017

Total assets	$17,482	$18,400

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Current maturities of long-term debt	$323	$1,543
Accounts payable	803	685
Accrued expenses	389	216

Total current liabilities	1,515	2,444
Long-term debt, excluding current maturities	3,694	2,765

Total liabilities	5,209	5,209

Stockholders' equity:
Common stock of $.005 par value, authorized 25,000,000 shares at March 31, 2003 and 2002; issued and outstanding 18,316,701 shares at March 31, 2003 and 17,043,701 shares at March 31, 2002	92	85
Additional paid-in capital	25,418	24,567
Accumulated other comprehensive loss—foreign currency translation adjustments	(3)	(2)
Accumulated deficit	(13,234)	(11,459)

Total stockholders' equity	12,273	13,191

Total liabilities and stockholders' equity	$17,482	$18,400

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended March 31, 2003, 2002 and 2001

	2003	2002	2001
	(in thousands, except per-share data)
Net sales	$8,951	$8,235	$8,043
Cost of sales	6,056	6,673	5,698

Gross profit	2,895	1,562	2,345

OPERATING EXPENSES:
Research and development	217	343	265
General and administrative	2,061	1,653	1,700
Sales and marketing	1,827	1,751	1,088

Total operating expenses	4,105	3,747	3,053

Loss from operations	(1,210)	(2,185)	(708)

OTHER INCOME (EXPENSE):
Interest income	33	66	124
Interest expense	(418)	(499)	(621)
Other income (expense), net	(189)	20	130

Total other expense	(574)	(413)	(367)

Loss before income taxes	(1,784)	(2,598)	(1,075)
Income tax benefit	9	9	8

Net loss	$(1,775)	$(2,589)	$(1,067)

Net loss per Common share—Basic and Diluted	$(0.10)	$(0.15)	$(0.07)

Weighted average number of common shares outstanding—Basic and Diluted	17,840	17,033	15,997

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS

Years ended March 31, 2003, 2002 and 2001

	Preferred Stock		Common Stock
								Accumulated other comprehensive loss
	Number of shares	Par value	Number of shares	Par value	Additional paid-in capital	Accumulated deficit	Comprehensive loss		Total stockholders' equity
	(in thousands, except share data)
Balances at March 31, 2000	471,031	$1	14,582,297	$73	$24,374	$(7,803)	—	—	$16,645
Exercise of stock options for cash	—	—	6,250	—	6	—	—	—	6
Issuance of common stock warrants in connection with issuance of long-term debt, at fair value	—	—	—	—	121	—	—	—	121
Issuance of common stock to nonemployee director for services, at fair value	—	—	6,000	—	10	—	—	—	10
Exchange of Series C preferred stock for common stock, net of costs of $20	(471,031)	(1)	2,355,155	12	(31)	—	—	—	(20)
Net loss	—	—	—	—	—	(1,067)	$(1,067)	—	(1,067)

Balances at March 31, 2001	—	—	16,949,702	85	24,480	(8,870)	—	—	15,695
Series C preferred stock conversion costs	—	—	—	—	(11)	—	—	—	(11)
Conversion of debentures to common stock	—	—	7,999	—	12	—	—	—	12
Issuance of common stock to nonemployee director for services, at fair value	—	—	6,000	—	6	—	—	—	6
Issuance of common stock for services, at fair value	—	—	80,000	—	80	—	—	—	80
Comprehensive loss:
Net loss	—	—	—	—	—	(2,589)	(2,589)	—	(2,589)
Other comprehensive loss—foreign currency translation adjustments	—	—	—	—	—	—	(2)	$(2)	(2)

Comprehensive loss	—	—	—	—	—	—	(2,591)	—	—

Balances at March 31, 2002	—	—	17,043,701	85	24,567	(11,459)	—	(2)	13,191
Common stock issued for cash, net of costs of $21	—	—	1,265,000	7	623	—	—	—	630
Issuance of common stock to nonemployee director for services, at fair value	—	—	8,000	—	5	—	—	—	5
Issuance of common stock warrants in connection with extension of convertible debentures, at fair value	—	—	—	—	223	—	—	—	223
Comprehensive loss:
Net Loss	—	—	—	—	—	(1,775)	(1,775)	—	(1,775)
Other comprehensive loss — foreign currency translation adjustments	—	—	—	—	—	—	(1)	(1)	(1)

Comprehensive loss							$(1,776)

Balances at March 31, 2003	—	—	18,316,701	$92	$25,418	$(13,234)		$(3)	$12,273

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

Years ended March 31, 2003, 2002 and 2001

	2003	2002	2001
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,775)	$(2,589)	$(1,067)
Adjustments to reconcile net loss to net cash provided by, (used in) operating activities:
Depreciation and amortization	1,324	1,312	1,322
Amortization of debt issue costs	123	134	162
Issuance and revision of warrants in connection with extension of convertible debentures	223	—	—
Issuance of common stock, warrants and options in exchange for services	5	86	10
Write-down of capital expenditure project	80	—	—
Net (increase) decrease in assets:
Accounts receivable	(499)	(230)	503
Refundable income taxes	—	(1)	146
Inventories	(406)	1,010	(395)
Prepaid expenses and other assets	132	(40)	(37)
Net increase (decrease) in liabilities:
Accounts payable	118	(87)	(358)
Accrued expenses	173	(33)	(172)
Deferred revenue	—	(129)	129

Net cash provided by (used in) operating activities	(502)	(567)	243

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in equipment and leasehold improvements	(250)	(382)	(437)

Net cash used in investing activities	(250)	(382)	(437)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock and exercise of stock options and warrants, net of issuance costs	630	—	6
Cost of conversion of series C preferred stock to common stock	—	(11)	(20)
Proceeds from issuance of long-term debt	1,250	—	4,750
Principal payments on long-term debt	(1,541)	(258)	(1,665)
Debt issue costs	(59)	—	(513)
Restricted cash deposit	—	—	(500)

Net cash provided by (used in) financing activities	280	(269)	2,058

Net increase (decrease) in cash and cash equivalents	(472)	(1,218)	1,864
Cash and cash equivalents at beginning of year	1,051	2,269	405

Cash and cash equivalents at end of year	$579	$1,051	$2,269

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$295	$349	$378

Supplemental disclosure of non-cash financing activities:
Issuance of warrants in connection with issuance of long-term debt	$—	$—	$121

Conversion of convertible debentures to common stock	$—	$12	$—

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(all amounts in thousands, except share data)

Note 1    Description of Business and Summary of Accounting Policies

  (a)
  Description of Business

        Cyanotech Corporation (Company) develops and commercializes natural products from microalgae. The Company is currently producing microalgal products for the nutritional supplement, aquaculture feed/pigments and immunological diagnostics markets.

  (b)
  Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of Cyanotech Corporation and its wholly owned subsidiaries, Nutrex Hawaii, Inc and Cyanotech Japan YK. All significant intercompany balances and transactions have been eliminated in consolidation.

  (c)
  Foreign Currency Translation

        Assets and liabilities of foreign operations and subsidiaries are translated at the year-end exchange rate and resulting translation gains or losses are accounted for in a stockholders' equity account entitled "accumulated other comprehensive loss—foreign currency translation adjustments." Operating results of foreign subsidiaries are translated at average exchange rates during the period.

  (d)
  Cash and Cash Equivalents

        For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt securities purchased with original or remaining maturities of three months or less to be cash equivalents.

  (e)
  Trade Accounts Receivable

        Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in the Company's existing accounts receivable. The Company determines the allowance based on historical write-off experience. The Company reviews its allowance for doubtful accounts monthly. Past due balances over 90 days and a specified amount are reviewed individually for collectibility. All other balances are reviewed on a pooled basis. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers.

  (f)
  Inventories

        Inventories are stated at the lower of cost (which approximates first-in, first-out) or market. Market is determined by net realizable value.

  (g)
  Equipment and Leasehold Improvements

        Equipment and leasehold improvements are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives for equipment and furniture and fixtures, the shorter of the lease terms or estimated useful lives for leasehold improvements as follows:

Equipment	3 to 10 years
Leasehold improvements	10 to 23 years
Furniture and fixtures	7 years

  (h)
  Revenue Recognition

        The Company recognizes revenues when goods are shipped and when significant risks and benefits of ownership are transferred. Amounts received in advance under sales and distribution agreements for the right to sell and distribute the Company's products are recognized as revenues on a straight-line basis over the term of such agreements.

  (i)
  Earnings Per Share

        For the years ended March 31, 2003, 2002 and 2001, there were no reconciling items between the numerators and denominators of the Basic and Diluted net loss per Common Share computations.

Years ended March 31,	2003	2002	2001
Basic and Diluted Loss Per Share
Net loss	$(1,775)	$(2,589)	$(1,067)

Weighted average Common Shares outstanding	17,840,000	17,033,000	15,997,000

Net loss per Common Share	$(0.10)	$(0.15)	$(0.07)

        For the years ended March 31, 2003 and 2002 warrants and options to purchase Common Stock shares of the Company and convertible debentures were outstanding, but were not included in the computation of Diluted net loss per common share because the inclusion of these securities would have had an antidilutive effect on the net loss per common share. As of March 31, 2003, warrants and options to acquire 1,358,430 shares of the Company's common stock and debentures convertible into 1,923,077 shares of the Company's common stock were outstanding. As of March 31, 2002, warrants and options to acquire 969,030 shares of the Company's common stock and debentures convertible into 825,333 shares of the Company's common stock were outstanding. As of March 31, 2001, warrants and options to acquire 994,030 shares of the Company's common stock and debentures convertible into 833,333 shares of the Company's common stock were outstanding.

  (j)
  Research and Development and Advertising

        Research and development and advertising costs are expensed as incurred.

  (k)
  Income Taxes

        Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

  (l)
  Stock Option Plan

        The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for its fixed plan stock options issued to employees, including nonemployee directors. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. The Company applies the fair value-based method of accounting prescribed by Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, in accounting for its fixed plan stock options issued to outside third parties other than nonemployee directors. As such, expenses representing the fair value of stock-based awards on the date of grant are recognized over the vesting period.

        As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above for employee stock options, and has adopted only the disclosure requirements of SFAS No. 123. The following table illustrates the effect on net loss and net loss per common share if the Company had applied the fair-value method under SFAS No. 123 to its employee stock options.

	2003	2002	2001
Net loss, as reported	$(1,775)	$(2,589)	$(1,067)
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards	(89)	(121)	(316)

Pro forma net loss	$(1,864)	$(2,710)	$(1,383)

Net loss per common share—Basic and Diluted
As reported	$(0.10)	$(0.15)	$(0.07)
Pro forma	$(0.10)	$(0.16)	$(0.09)
  (m)
  Impairment of Long-Lived Assets

        SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of. SFAS No. 144 also changes the criteria for classifying an asset as held for sale; and broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations. The Company adopted SFAS No. 144 on April 1, 2002. The adoption of SFAS No. 144 did not affect the Company's consolidated financial statements.

        In accordance with SFAS No. 144, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

        Goodwill and intangible assets not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset's fair value.

        Prior to the adoption of SFAS No. 144, the Company accounted for long-lived assets in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

  (n)
  Segment Information

        As the Company's operations are solely related to microalgae-based products, management considers its operations to be one industry segment.

  (o)
  Use of Estimates

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

  (p)
  New Accounting Pronouncements

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs would be capitalized as part of the carrying amount of the long-lived asset and depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. The provisions of SFAS No. 143 are effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 is not expected to have a material effect on the Company's financial condition, results of operations or liquidity.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 requires issuers to classify as liabilities (or assets in some circumstance) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of SFAS No. 150 is not expected to have a material effect on the Company's financial condition, results of operations or liquidity.

        In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements are effective for financial statements of interim or annual periods ending after

December 15, 2002. The adoption of FIN No. 45 did not have a material effect on the Company's financial condition, results of operations or liquidity.

        In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities," which addresses the consolidation of variable interest entities ("VIE") as defined. FIN No. 46 applies immediately to variable interests in VIEs created after January 31, 2003, and to variable interests in VIEs obtained after January 31, 2003. For a variable interest in a VIE acquired before February 1, 2003, FIN No. 46 is to be applied no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. The adoption of FIN No. 46 did not have a material effect on the Company's financial condition, results of operations or liquidity.

Note 2    Inventories

        Inventories consists of the following as of March 31, 2003 and 2002

	2003	2002
Raw materials	$161	$115
Work in process	117	192
Finished goods	1,028	559
Supplies	94	128

	$1,400	$994

Note 3    Equipment and Leasehold Improvements, Net

        Equipment and leasehold improvements consists of the following as of March 31, 2003 and 2002:

	2003	2002
Equipment	$9,631	$9,382
Leasehold improvements	14,173	14,024
Furniture and fixtures	83	83

	23,887	23,489
Less accumulated depreciation and amortization	(11,341)	(10,017)
Construction in-progress	231	459

Equipment and leasehold improvements, net	$12,777	$13,931

Note 4    Accrued Expenses

        Components of accrued expenses as of March 31, 2003 and 2002 are as follows:

	2003	2002
Accrued wages, commissions and royalties	$210	$136
Accrued interest	34	34
Other accrued expenses	145	46

	$389	$216

Note 5    Long-Term Debt

Term Loan Agreement

        On April 21, 2000, the Company executed a Term Loan Agreement ("Term Loan") with a lender which provided for $3.5 million in aggregate credit facilities, secured by substantially all the assets of the Company. The Term Loan has a maturity date of May 1, 2010 and is payable in 120 equal monthly principal and interest payments of approximately $40,000, commencing June 1, 2000 ($39,000 at March 31, 2003 and 2002). The interest rate under this Term Loan, in the absence of a default under the agreement, is the prime rate in effect as of the close of business on the first day of each calendar quarter, plus 1% (at March 31, 2003 and 2002, the prime rate was 4.25% and 4.75%, respectively). Interest is calculated on the unpaid balance of principal based on a straight-line amortization schedule commencing May 1, 2000. Of the loan proceeds, $500,000 has been deposited in an interest-bearing restricted cash account per the terms of the loan, with such amount included in other assets in the consolidated balance sheets at March 31, 2003 and 2002. A warrant to purchase 20,000 shares of the Company's common stock was issued in conjunction with this Term Loan agreement. The warrant expires in April 2011 and has an exercise price of $2.55 per share. The warrant may only be exercised after the Company has repaid the Term Loan in full.

        The Term Loan contains restrictive covenants which included, among others, maintenance of an annual minimum debt service coverage ratio. The Company failed to meet this covenant requirement for the year ended March 31, 2002 but received from the lender a waiver of the covenant violation until the year ending March 31, 2003. In October 2002, this covenant was deleted from the Term Loan by the lender. At March 31, 2003 the Company was in compliance with all restrictive covenants of the Term Loan.

        In connection with the Term Loan the Company is prohibited from declaring any common stock dividends without the lender's prior written consent.

Convertible Debentures due April 30, 2002

        On May 2, 2000, the Company completed a private placement of $1,250,000 principal amount 6% convertible subordinated debentures ("Debentures") due April 30, 2002, with net proceeds to the Company of approximately $1.1 million. Interest on these Debentures was to be paid quarterly, in arrears, at a rate of 6% per annum. The Debentures were convertible into shares of the Company's common stock at a conversion price of $1.50 per share, the market price of the Company's common stock at the date of issuance. Warrants to purchase 83,334 shares of the Company's common stock were issued to the placement agent of the Debentures, exercisable for five years from the issue date, at $1.80 per share. At March 31, 2002 and 2001, the outstanding principal amount of these debentures were $1,238,000 and $1,250,000 respectively.

        In May 2002, the Company reached an agreement with the holders of the Debentures to extend the maturity date by six months to October 31, 2002. In exchange for the extension, the Company agreed to: 1) reduce the conversion price from $1.50 per share to $1.00 per share (the approximate market value at date of issuance); 2) increase the interest rate during the remaining period the Debentures are outstanding from 6% to 10%; 3) issue two-year warrants to the Debenture holders to purchase additional shares of common stock of Cyanotech in an amount equal to thirty percent (30%) of the shares into which the Debentures are convertible at $1.10 per share; and 4) reduce the forced conversion price at which the Company can require the conversion of the Debentures from $3.00 per share to $1.50 per share. The terms of the aforementioned warrant issued to the placement agent in conjunction with the initial placement were also revised in this extension agreement. Under the terms of the extension, the warrant exercise price was reduced to $1.10 per share and the expiration date was accelerated to May 2004. As a result of this renegotiation of debt, the Company recorded a charge of approximately $236,000 during the year ended March 31, 2003, of which approximately $223,000 was a non-cash charge. These Debentures were retired in their entirety in October 2002.

Convertible Debentures due September 30, 2004

        In October 2002, the Company issued in a private placement (a) $1,250,000 principal amount of 10% convertible subordinated debentures, due September 30, 2004, convertible into shares of the Company's common stock at a price of $0.65 per share and (b) 750,000 shares of common stock with proceeds to the Company of $300,000. Proceeds from the 10% convertible subordinated debentures issued in October were used to retire convertible debentures of $1,238,000 which were due to mature on October 31, 2002. The remaining net proceeds from the issuance of common stock are to be used for working capital purposes. Subsequent to the transaction the debenture holder was elected to the Company's Board of Directors.

        Long-term debt consists of the following as of March 31, 2003 and 2002:

	2003	2002
Term loan	$2,767	$3,070
Convertible subordinated debentures	1,250	1,238

Total long-term debt	4,017	4,308
Less current maturities of long-term debt	(323)	(1,543)

Long-term debt, excluding current maturities	$3,694	$2,765

        At March 31, 2003, the aggregate maturities of long-term debt are as follows:

Year ending March 31:
2004	$323
2005	1,592
2006	363
2007	384
2008	407
Thereafter	948

$4,017

Note 6    Leases

        The Company leases facilities, equipment and land under operating leases expiring between 2004 and 2025.

        Future minimum lease payments under non-cancelable operating leases at March 31, 2003 are as follows:

Year ending March 31:
2004	$224
2005	223
2006	223
2007	223
2008	186
Thereafter, through 2025	2,480

Total minimum lease payments	$3,559

        Total rent expense under operating leases amounted to $218, $286 and $329 for the years ended March 31, 2003, 2002 and 2001, respectively.

        The land leases provide for contingent rentals in excess of minimum rental commitments based on a percentage of the Company's sales. Contingent rentals for the years ended March 31, 2003, 2002 and 2001 were not material.

        During 1997, we reached a preliminary agreement with the State of Hawaii to lease an additional 93 acres at the HOST Park on a year-to-year basis, until such time that the Company determined the need for a longer lease term. Due, in large part, to improvements made in our astaxanthin cultivation techniques during fiscal 2002 and 2003 we concluded that our existing 90 acre facility would be sufficient for near future projections and terminated our lease on the entire 93 acre expansion parcel during the first quarter of fiscal 2003. In the event we need to expand beyond our current 90 acre facility there is sufficient available land at the HOST Park to meet our currently planned needs.

Note 7    Series C Preferred Stock

        During the first three quarters of fiscal 2001, all outstanding shares of Series C preferred stock totaling 471,031 shares were converted into 2,355,155 shares of common stock. As a result of this conversion, cumulative dividends in arrears on these converted shares, totaling approximately $2.1 million at the time of conversion, were no longer payable.

Note 8    Stock Options and Warrants

Stock Options

        The Company's 1995 Stock Option Plan (the "1995 Plan"),approved by the stockholders in 1995, reserves a total of 800,000 shares of common stock for issuance under the Plan. The 1995 Plan provides for the issuance of both incentive and non-qualified stock options. Options are to be granted at, or above, the fair market value of the Company's common stock at the date of grant and generally become exercisable over a five-year period.

        The Company also has a Non-employee Director Stock Option and Stock Grant Plan, approved by stockholders in 1994 (the "1994 Plan") which reserves a total of 100,000 shares of common stock for issuance under the Plan. Under the 1994 Plan, and upon election to the Board of Directors, non-employee directors are granted a ten-year option to purchase 3,000 shares of the Company's common stock at its fair market value on the date of grant. In addition, on the date of each Annual Meeting of Stockholders in each year that the 1994 Plan is in effect, each non-employee director continuing in office will be automatically granted, without payment, 2,000 shares of common stock that is non-transferable for six months following the date of grant. Grants aggregating 8,000 shares of common stock were made under the 1994 Plan in August 2002. Grants aggregating 6,000 shares of common stock were made under the 1994 Plan in August 2001 and 2000. Expense recognized as a result of these stock grants amounted to $8 for the year ended March 31, 2003, $6 for the year ended March 31, 2002 and $10 for the year ended March 31, 2001.

        At March 31, 2003 there were 48,854 shares available for grant under the 1995 Plan and 24,000 shares available under the 1994 Plan. The per share weighted-average fair value of stock options granted during 2003, 2002 and 2001 was $0.48, $0.84 and $1.35, respectively, on the date of grant using a Black Scholes option-pricing model with the following weighted-average assumptions: 2003—expected dividend yield of 0%, risk-free interest rate of 3.3%, expected volatility of 113%, and an expected life of 4.0 years; 2002—expected dividend yield of 0%, risk-free interest rate of 4.5%, expected volatility of 120%, and an expected life of 4.3 years; 2001—expected dividend yield of 0%, risk-free interest rate of 6.0%, expected volatility of 106%, and an expected life of 4.2 years.

        Stock option activity during the periods indicated is as follows:

	Number of shares	Weighted-average exercise price
Balance at March 31, 2000	717,796	$3.68
Granted	233,800	1.69
Exercised	(6,250)	0.97
Expired	(87,200)	5.13
Forfeited	(92,450)	2.64

Balance at March 31, 2001	765,696	3.05
Granted	164,000	1.00
Exercised	—	—
Expired	(96,300)	7.63
Forfeited	(92,700)	2.26

Balance at March 31, 2002	740,696	2.10
Granted	142,500	0.59
Exercised	—	—
Expired	(72,900)	$6.31
Forfeited	(51,600)	1.46

Balance at March 31, 2003	758,696	$1.46

        The following table summarizes information about stock options outstanding at March 31, 2003:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number outstanding at 03/31/03	Weighted-avg. remaining contractual life	Weighted-avg exercise price	Number exercisable at 03/31/03	Weighted-avg exercise price
$.51 to $1.69	639,796	2.8 years	$1.11	265,821	$1.25
$3.13 to $3.69	115,900	1.2 years	$3.25	115,900	$3.25
$6.13	3,000	3.5 years	$6.13	3,000	$6.13

$.51 to $6.13	758,696	2.6 years	$1.46	384,721	$1.89

Warrants

        At March 31, 2003 and 2002, the Company has warrants outstanding to acquire 599,734 and 228,334 shares of the Company's common stock respectively. A warrant to acquire 75,000 shares of common stock was granted in December 1999 in consideration for services provided by a third party. The warrant is exercisable at $.63 per share, and expires in December, 2004. A warrant to acquire 50,000 shares of common stock was granted on January 19, 2000 in connection with the purchase of 50,000 shares of the Company's common stock by an existing stockholder. The warrant is exercisable at $1.00 per share, and expires in January, 2005. A warrant to acquire 20,000 shares of common stock was granted in April 2000 in conjunction with completion of a term loan agreement. The warrant is exercisable at $2.55 per share, and expires in April 2011. Warrants to acquire 83,334 shares of common stock were granted in May 2000 in conjunction with completion of a private placement of convertible debentures. The warrants were exercisable at $1.80 per share, and were to expire in May 2005. However, under the terms of the convertible debenture maturity extension (see Note 5), the warrant exercise price was reduced to $1.10 per share and the expiration date has been accelerated to May 2004. Also in conjunction with the convertible debenture mature extension in May 2002, warrants to acquire 371,400 shares of common stock were granted to the debenture holders. The warrants are exercisable at $1.10 per share and expire in May 2004.

Note 9    Major Customers and Export Sales

        Sales (as a percent of product sales) to the Company's major customer for the years ended March 31, 2003, 2002 and 2001 were 17%, 13% and 19% respectively.

        Net product sales by geographic area for the years ended March 31, 2003, 2002 and 2001 are summarized as follows:

	2003		2002		2001
United States	$4,149	46%	$4,393	53%	$3,676	46%
Canada/South America	268	3%	394	5%	509	6%
The Netherlands	1,550	17%	1,032	13%	1,542	19%
Europe, excluding the Netherlands	977	11%	706	9%	640	8%
Japan	1,043	12%	767	9%	689	9%
Asia/Pacific, excluding Japan	964	11%	943	11%	987	12%

	$8,951	100%	$8,235	100%	$8,043	100%

        Sales made through the Company's subsidiary, Cyanotech Japan YK, are transacted in Japanese yen and converted to US dollars for consolidation purposes.

Note 10    Income Taxes

        The income tax benefit for the years ended March 31, 2003, 2002 and 2001 represent current state tax refunds.

        A reconciliation of the amount of income taxes computed at the federal statutory rate of 34% to the amount reflected in the Company's consolidated statements of operations for the years ended March 31, 2003, 2002 and 2001 follows:

	2003	2002	2001
Amount at the federal statutory income tax rate	$(607)	$(883)	$(366)
State income taxes, net of federal income tax effect	(6)	(6)	(5)
Increase in the valuation allowance for deferred tax assets	727	1,017	1,374
Other	(123)	(137)	(11)

	$(9)	$(9)	$(8)

        The significant components of deferred income taxes for the years ended March 31, 2003, 2002 and 2001 are as follows:

	2003	2002	2001
Deferred tax benefit, exclusive of the change in beginning-of-the-year valuation allowance balance	$(727)	$(1,017)	$(374)
Increase in beginning-of-the-year balance of the valuation allowance for deferred tax assets	727	1,017	374

	$—	$—	$—

        The tax effects of temporary differences related to various assets, liabilities and carryforwards that give rise to deferred tax assets and deferred tax liabilities as of March 31, 2003 and 2002 are as follows:

	2003	2002
Deferred tax assets:
Net operating loss carryforwards	$5,487	$4,771
Leasehold improvement, impairment loss for financial reporting purposes	1,062	1,062
Tax credit carryforwards	171	186
Other	137	125

Gross deferred tax assets	6,857	6,144
Less valuation allowance	(5,266)	(4,539)

Net deferred tax assets	1,591	1,605
Deferred tax liability—equipment and leasehold improvements, principally due to differences in depreciation and amortization	(1,591)	(1,605)

Net deferred tax asset	$—	$—

        The valuation allowance for deferred tax assets as of April 1, 2002, 2001and 2000 was $4,539, $3,522 and $3,148, respectively. The valuation allowance increased by $727, $1,017 and $374 during the years ended March 31, 2003, 2002 and 2001, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

        Based upon the level of historical taxable income and projections for future taxable income over the periods in which the net deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowance at March 31, 2003. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

        At March 31, 2003, the Company has net operating tax loss carryforwards and tax credit carryforwards available to offset future federal income taxes as follows:

Expires March 31,	Net operating losses	Research and experimentation tax credits
2004	$—	$52
2005	—	4
2006	400	—
2011	—	23
2012	44	9
2013	1,601	—
2019	3,632	—
2020	2,051	—
2021	1,727	—
2022	3,161	—
2023	1,799	—

	$14,415	$88

        In addition, at March 31, 2003, the Company has alternative minimum tax credit carryforwards of approximately $83 which are available to reduce future federal regular income taxes over an indefinite period.

        At March 31, 2003, the Company has tax net operating loss carryforwards of $9,761, which expire in March 31, 2019 through 2023, available to offset future Hawaii state taxable income.

Note 11    Fair Value of Financial Instruments

        SFAS Statement No. 107, "Disclosures about Fair Value of Financial Instruments," defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

        The following methods and assumptions were used to estimate the fair value of each class of financial instruments as of March 31, 2003 and 2002.

Cash and Cash Equivalents

        The carrying amounts approximate fair value because of the short-term nature of these instruments.

Long-Term Debt

        The carrying amounts approximate fair value because the interest rates on the long-term debt reprice quarterly at market rates or approximates current market rates for similar debt instruments of comparable maturities.

Note 12    Profit Sharing Plan

        The Company sponsors a 401(k) profit sharing plan for all associates not covered under a separate management incentive plan. Under the 401(k) profit sharing plan, 5% of pre-tax profits may be allocated based on gross wages to non-management associates on a quarterly basis. Fifty percent of each associate's profit sharing bonus is distributed in cash on an after-tax basis, with the remainder deposited in each associate's 401(k) account on a pre-tax basis with a six year vesting schedule, based on years of service with the Company. All associates may make voluntary pre-tax contributions to their 401(k) accounts; Company contributions are discretionary. Compensation expense relative to this plan was nil for each of the three years ended March 31, 2003, 2002 and 2001.

Note 13    Commitments and Contingencies

        In the fourth quarter of fiscal 2001, Cyanotech and Aquasearch settled a patent suit without admission of liability by either party. Terms of the agreement are confidential. Under this agreement, Cyanotech agreed to an injunction that prevents it from using any tube system for microalgal production that infringes Aquasearch's U.S. Patent No. 5,541,056. Aquasearch agreed that Cyanotech's current proprietary process for producing microalgae, known as the PhytoDome CCS system, does not infringe its aforementioned patent. Both parties agreed to dismiss, with prejudice, all claims that the parties asserted in the litigation. The Court entered an Order to that effect and that Aquasearch's aforementioned patent is valid and enforceable. Cyanotech further agreed to pay Aquasearch an undisclosed settlement, including royalties, for a limited time, on future sales of BioAstin. Amounts due at March 31, 2003 under this settlement have been fully accrued by the Company. Cyanotech management does not expect that future royalty payments will have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

Note 14    Selected Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	($ in thousands, except per share data)
2003
Net sales	$2,032	$2,018	$2,474	$2,427	$8,951
Gross profit	785	568	711	831	2,895
Net loss	(785)	(540)	(180)	(270)	(1,775)
Net loss per common share
Basic and Diluted(b)	(0.05)	(0.03)	(0.01)	(0.01)	(0.10)
2002
Net sales	$2,313	$1,951	$1,916	$2,055	$8,235
Gross profit(a)	678	491	53	340	1,562
Net loss(a)	(413)	(509)	(937)	(730)	(2,589)
Net loss per common share
Basic and Diluted(a)(b)	(0.02)	(0.03)	(0.05)	(0.04)	(0.15)

(a)
Gross profit, net loss and net loss per common share for the third quarter and for the total fiscal year 2002 reflect the effect of a finished goods inventory adjustment totaling $454.

(b)
due to rounding, quarterly per share amounts may not equal total year.

Note 15    Financial Condition and Liquidity

        The Company's consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business. During the years ended March 31, 2003, 2002 and 2001, the Company incurred losses of $1,775, $2,589 and $1,067, respectively. The Company's working capital at March 31, 2003 was $2,352 with cash and cash equivalents amounting to $579. Net cash and cash equivalents used in operating activities for the years ended March 31, 2003 and 2002 amounted to $502 and $567, respectively.

        The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms of its financing agreements, to obtain additional financing or refinancing as may be required, to attain profitability, or a combination thereof. Unless it is successful, there may be liquidity shortfalls in future periods. The Company is pursuing several sources of additional financing but there can be no assurance that these efforts will be successful or that the Company will have sufficient cash resources to support its continued operations. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.

Part III

Item 10. Directors and Executive Officers; Compliance with Section 16(a) of the Exchange Act

(a)   Identification of Directors

        The information required by this Item is incorporated by reference from the Sections captioned "Proposal One: Election of Directors," "Certain Transactions," "Security Ownership of Certain Beneficial Owners and Management" and "Compliance with Section 16(a) of the Exchange Act" contained in Cyanotech's definitive 2003 Proxy Statement.

(b)   Identification of Executive Officers

        The executive officers of Cyanotech and their ages and positions as of March 31, 2003 are as follows:

Name	Age	Position
Gerald R. Cysewski, Ph.D.	54	Chairman of the Board, President and Chief Executive Officer
Jeffrey H. Sakamoto	45	Vice President—Finance and Administration, Secretary and Treasurer
Glenn D. Jensen	44	Vice President—Operations
Robert J. Capelli	43	Vice President—Sales
R. Shane Rohan	43	Vice President—Production

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

        Mr. Sakamoto was appointed to Vice President—Finance & Administration, Secretary and Treasurer in March 2003. He joined the Company in 1995 as Accounting Manager and was promoted to Controller in 1997, in which position he served until his promotion to his present position. Prior to joining Cyanotech, Mr. Sakamoto served as Assistant Controller for Hale Makua, Inc., a healthcare organization and as Accounting Manager for the Hawaii Division of Fleming Foods. Mr. Sakamoto holds a B.B.A. degree in Accounting from the University of Hawaii at Manoa.

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

        Mr. Capelli has served as Vice President—Sales since March 2002. He joined Cyanotech in January 2002 as Director of Sales. Prior to joining Cyanotech, Mr. Capelli was Senior Sales Manager for Forecite-The Source, a division of Tree of Life, Inc. Mr. Capelli holds a B.A. degree from Rutgers University.

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

Item 11. Executive Compensation

        The information required by this Item is incorporated by reference from the section captioned "Executive Compensation and Other Information," "Director Remuneration" and "Stockholder Return Performance Graph" contained in Cyanotech's definitive 2003 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The security ownership information required by this Item is incorporated by reference from the section captioned "Security Ownership of Certain Beneficial Owners and Management" contained in Cyanotech's definitive 2003 Proxy Statement.

Equity Compensation Plan Information

        The following table provides information about the Company's common stock that may be issued upon the exercise of options and rights under all of the Company's existing equity compensation plans as of March 31, 2003, including the 1994 Non-employee Director Stock Option and Stock Grant Plan and the 1995 Stock Option Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders:
1994 Non-employee Director Stock Option and Stock Grant Plan	15,000 Shr.	$2.36	24,000 Shr.
1995 Stock Option Plan	743,696 Shr.	$1.44	48,854 Shr.

Total	758,696 Shr.	$1.46	72,854 Shr.

Item 13. Certain Relationships and Related Transactions

        Not applicable.

Item 14. Controls and Procedures

        In accordance with Item 307 of Regulation S-K promulgated under the Securities Act of 1933, as amended, and within 90 days of the date of this Annual Report on Form 10-K, the Chairman of the Board, President and Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO") of the Company (the "Certifying Officers") have conducted an evaluation of the Company's disclosure controls and procedures. As defined under Sections 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the term "disclosure controls and procedures" means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

        Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, there were no significant changes in the Company's internal controls or in other factors that could significantly affect the disclosure controls, including any corrective actions with regard to significant deficiencies and material weaknesses

Part IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)    The following Consolidated Financial Statements, Financial Statement Schedules and Exhibits of Cyanotech Corporation and its subsidiaries are filed as part of this report or incorporated herein:

  (1)
  Financial Statements

    See Item 8, Financial Statements and Supplementary Data

  (2)
  The following financial statement schedule is included in this report on the pages indicated below:

Schedule II Valuation and Qualifying Accounts	52
Independent Auditors' Report	53

        Schedules not listed above are omitted because of the absence of the conditions under which they are required or because the required information is included in the consolidated financial statements or notes thereto.

  (3)
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
11.1	Statement re: Computation of Earnings per Share.
21.1	Subsidiaries of the Company.
23.1	Consent of Independent Auditors.
99.1	Risk Factors
99.2	CEO Certification.
99.3	CFO Certification.

(b)   Reports on Form 8-K

        The Registrant did not file any reports on Form 8-K during the fourth quarter of the 2003 fiscal year.

        No Annual Report to Stockholders or proxy material have been sent to Stockholders as of this date. Such report and proxy material will be furnished to Stockholders after the filing of this Form and copies of such materials will be furnished to the Commission when they are sent to Stockholders.

Schedule II

Cyanotech Corporation and Subsidiaries
Valuation and Qualifying Accounts (in thousands)
Years Ended March 31, 2003, 2002 and 2001

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year
Allowance for Doubtful Receivables
2003	$40	70	—	50	$60
2002	$20	20	—	—	$40
2001	$10	10	—	—	$20

INDEPENDENT AUDITORS' REPORT

The Board of Directors
Cyanotech Corporation:

        Under date of May 2, 2003, we reported on the consolidated balance sheets of Cyanotech Corporation and subsidiaries as of March 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity and comprehensive loss, and cash flows for each of the years in the three-year period ended March 31, 2003, as contained in the 2003 annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in Item 15(a)(2). The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

        In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        The independent auditors' report on the consolidated financial statements of Cyanotech Corporation referred to above also contains an explanatory paragraph that states that the consolidated financial statements have been prepared assuming that Cyanotech Corporation will continue as a going concern. As discussed in note 15 to the consolidated financial statements, the Company has suffered recurring losses from operations and has limited sources of additional liquidity to enable it to sufficiently liquidate its debts as they become due that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 15. The consolidated financial statements and financial statement schedule do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KPMG LLP
Honolulu, Hawaii
May 2, 2003

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of June, 2003.

CYANOTECH CORPORATION
By:	/s/ GERALD R. CYSEWSKI, PH. D. Gerald R. Cysewski, Ph.D. Chairman of the Board, President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ GERALD R. CYSEWSKI Gerald R. Cysewski, Ph.D.	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer and Director)	June 30, 2003
/s/ JEFFREY H. SAKAMOTO Jeffrey H. Sakamoto	Vice President—Finance and Administration, Secretary and Treasurer	June 30, 2003
/s/ MICHAEL A. DAVIS Michael A. Davis	Director	June 30, 2003
/s/ ERIC H. REICHL Eric H. Reichl	Director	June 30, 2003
/s/ DAVID I. ROSENTHAL David I. Rosenthal	Director	June 30, 2003
/s/ RONALD P. SCOTT Ronald P. Scott	Director	June 30, 2003
/s/ JOHN T. WALDRON John T. Waldron	Director	June 30, 2003
/s/ PAUL C. YUEN Paul C. Yuen	Director	June 30, 2003

CERTIFICATION UNDER EXCHANGE ACT RULE 13A-14 AND 15D-14

I Gerald R. Cysewski, certify that:

1.
I have reviewed this annual report on Form 10-K of Cyanotech Corporation;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to recorded, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 26, 2003	/s/ GERALD R. CYSEWSKI Gerald R. Cysewski Chief Executive Officer

CERTIFICATION UNDER EXCHANGE ACT RULE 13A-14 AND 15D-14

I Jeffrey H. Sakamoto, certify that:

1.
I have reviewed this annual report on Form 10-K of Cyanotech Corporation;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to recorded, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 26, 2003	/s/ JEFFREY H. SAKAMOTO Jeffrey H. Sakamoto Chief Financial Officer

QuickLinks

Cyanotech Corporation Annual Report on Form 10-K for the Fiscal Year Ended March 31, 2003 TABLE OF CONTENTS
  PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
Part II
  Item 5. Market for Common Equity and Related Stockholder Matters
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
RESULTS OF OPERATIONS
VARIABILITY OF RESULTS
NEW ACCOUNTING PRONOUNCEMENTS
LIQUIDITY AND CAPITAL RESOURCES
  Item 7a. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Consolidated Financial Statements and Supplementary Data
Independent Auditor's Report
CONSOLIDATED BALANCE SHEETS March 31, 2003 and 2002
CONSOLIDATED STATEMENTS OF OPERATIONS Years ended March 31, 2003, 2002 and 2001
CONSOLIDATED STATEMENT OF CASH FLOWS Years ended March 31, 2003, 2002 and 2001
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (all amounts in thousands, except share data)
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Part III
  Item 10. Directors and Executive Officers; Compliance with Section 16(a) of the Exchange Act
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions
  Item 14. Controls and Procedures
Part IV
  Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
Cyanotech Corporation and Subsidiaries Valuation and Qualifying Accounts (in thousands) Years Ended March 31, 2003, 2002 and 2001
INDEPENDENT AUDITORS' REPORT
SIGNATURES
CERTIFICATION UNDER EXCHANGE ACT RULE 13A-14 AND 15D-14
CERTIFICATION UNDER EXCHANGE ACT RULE 13A-14 AND 15D-14