Form 10-Q
period 2003-06-30
CYANOTECH CORP
filed 2003-08-14
CIK 768408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarterly Period Ended June 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐  No  ☒

Number of common shares outstanding as of July 31, 2003

Title of Class	Shares Outstanding
Common stock - $.005 par value stock	18,316,701

CYANOTECH CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CYANOTECH CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except share amounts)

(Unaudited)

	June 30, 2003	March 31, 2003
Assets
Current assets:
Cash and cash equivalents	$681	$579
Accounts receivable, net	1,546	1,839
Refundable income taxes	27	9
Inventories (note 2)	1,416	1,400
Prepaid expenses	208	40
Total current assets	3,878	3,867

Equipment and leasehold improvements, net (note 3)	12,489	12,777
Other assets	816	838
Total assets	$17,183	$17,482

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$323	$323
Accounts payable	737	803
Accrued expenses	382	389
Total current liabilities	1,442	1,515
Long-term debt, excluding current maturities	3,614	3,694
Total liabilities	5,056	5,209

Stockholders’ equity:
Common Stock of $0.005 par value, authorized 25,000,000 shares; issuedand outstanding 18,316,701 shares atJune 30, 2003 and March 31, 2003	92	92
Additional paid-in capital	25,418	25,418
Accumulated other comprehensive loss-foreign currency translation adjustments	(8)	(3)
Accumulated deficit	(13,375)	(13,234)
Total stockholders’ equity	12,127	12,273
Total liabilities and stockholders’ equity	$17,183	$17,482

See accompanying notes to consolidated financial statements.

CYANOTECH CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,
	2003	2002

NET SALES	$2,428	$2,032
COST OF PRODUCT SALES	1,724	1,247
Gross Profit	704	785

OPERATING EXPENSES
Research and development	38	101
General and administrative	407	585
Sales and marketing	309	538
Total operating expenses	754	1,224

Loss from operations	(50)	(439)

OTHER INCOME (EXPENSE):
Interest income	8	12
Interest expense	(88)	(124)
Other expense, net	(29)	(234)
Total other expense	(109)	(346)

Loss before income taxes	(159)	(785)
INCOME TAX BENEFIT	18	C
NET LOSS	$(141)	$(785)

NET LOSS PER COMMON SHARE
Basic and Diluted	$(0.01)	$(0.05)

SHARES USED IN CALCULATION OF:
Basic and Diluted Net Loss Per Common Share	18,317	17,259
COMPREHENSIVE LOSS:
Net loss	$(141)	$(785)
Other comprehensive loss	(5)	—
	$(146)	$(785)

See accompanying notes to consolidated financial statements.

CYANOTECH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended June 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(141)	$(785)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	335	326
Amortization of debt issue costs	17	52
Issuance and revision of warrants in connection with the extension of convertible debentures	—	223
Net (increase) decrease in:
Accounts receivable	293	(256)
Inventories	(16)	(231)
Prepaid expenses and other assets	(168)	11
Net increase (decrease) in:
Accounts payable	(66)	46
Refundable income taxes	(18)	—
Accrued expenses	(7)	122
Net cash provided by (used in) operating activities	229	(492)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in equipment and leasehold improvements	(47)	(111)
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt issue costs	—	(59)
Net proceeds from sale of common stock	—	350
Principal payments on long-term debt	(80)	(73)
Net cash provided by (used in) financing activities	(80)	218
Net increase (decrease) in cash and cash equivalents	102	(385)
Cash and cash equivalents at beginning of period	579	1,051
Cash and cash equivalents at end of period	$681	$666

See accompanying notes to consolidated financial statements.

CYANOTECH CORPORATION

FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003

(Unaudited)

1.                                       BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  These consolidated financial statements and notes should be read in conjunction with the Company’s consolidated financial statements contained in the Company’s previously filed report on Form 10-K for the year ended March 31, 2003.

The Company consolidates enterprises in which it has a controlling financial interest. The accompanying consolidated financial statements include the accounts of Cyanotech Corporation and its wholly-owned subsidiaries, Nutrex-Hawaii, Inc. and Cyanotech Japan YK.  All significant intercompany balances and transactions have been eliminated in consolidation. While the financial information furnished as of and for the three month period ended June 30, 2003 is unaudited, the statements in this report reflect all material items which, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the dates of the consolidated balance sheets. The operating results for the interim period presented are not necessarily indicative of the results that may be expected for the year ending March 31, 2004.

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

2.                                       INVENTORIES

Inventories are stated at the lower of cost (which approximates first-in, first-out) or market and consist of the following (dollars in thousands):

	June 30, 2003	March 31, 2003
Raw materials	$170	$161
Work in process	112	117
Finished goods	1,016	1,028
Supplies	118	94
	$1,416	$1,400

3.                                       EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Owned equipment and leasehold improvements are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives for furniture and fixtures and the shorter of the lease terms or estimated useful lives for leasehold improvements as follows:

Equipment	3 to 10 years
Leasehold improvements	10 to 23 years
Furniture and fixture	7 years

Equipment and leasehold improvements consist of the following (dollars in thousands):

	June 30, 2003	March 31, 2003
Equipment	$9,675	$9,631
Leasehold improvements	14,305	14,173
Furniture and fixtures	83	83
	24,063	23,887
Less accumulated depreciation and amortization	(11,674)	(11,341)
Construction in-progress	100	231
Equipment and leasehold improvements, net	$12,489	$12,777

4.                                       EARNINGS PER SHARE

For the three months ended June 30, 2003 and 2002, warrants and options to purchase Common Stock of the Company and convertible debentures were outstanding, but were not included in the computation of Diluted net loss per common share because the inclusion of these securities would have had an antidilutive effect on the net loss per common share.  As of June 30, 2003, warrants and options to acquire 1,192,530 shares of the Company’s common stock and debentures convertible into 1,923,077 shares of the Company’s common stock were outstanding.  As of June 30, 2002, warrants and options to acquire 1,267,530 shares of the Company=s common stock and debentures convertible into 1,238,000 shares of the Company=s common stock were outstanding.

5.                                       RECENT ACCOUNTING PRONOUNCEMENTS

Accounting for Asset Retirement Obligations   In June 2001, the Financial Accounting Standards Board (“FASB”) issues Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations,” which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  The associated asset retirement costs would be capitalized as part of the carrying amount of the long-lived asset and depreciated over the life of the asset.  The liability is accreted at the end of each period through charges to operating expense.  If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement.  The provisions of SFAS No. 143 are effective for fiscal years beginning after June 15, 2002.  The adoption of SFAS No. 143 did not have a material effect on the Company’s financial condition, results of operations or liquidity.

Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity   In May 2003, the FASB issued SFAS No. 150. “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”  SFAS No. 150 requires issuers to classify as liabilities (or assets in some circumstance) three classes of freestanding financial instruments that embody obligations for the issuer.  Generally, SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003.  Adoption of SFAS No. 150 is not expected to have a material effect on the Company’s financial condition, results of operations or liquidity.

6.                                       GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business.  During the years ended March 31, 2003, 2002 and 2001, the Company incurred losses of $1,775,000, $2,589,000 and $1,067,000, respectively.  The Company=s working capital at June 30, 2003 was $2,436,000 with cash and cash equivalents amounting to $681,000.  Net cash and cash equivalents used in operating activities for the years ended March 31, 2003 and 2002 amounted to $502,000 and $567,000, respectively.

The Company=s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms of its financing agreements, to obtain additional financing or refinancing as may be required, to attain profitability, or a combination thereof.  There can be no assurance that these efforts will be successful or that the Company will have sufficient cash resources to support its future operations.  The accompanying unaudited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

7.                                       SUBSEQUENT EVENT

In May 2003, the Company applied with one of its long-term debt lenders for release of all, or a portion of $500,000 of restricted funds held in reserve. In July 2003, the Company received approval of the release of $250,000. On July 29, 2003, the funds were received.  These restricted amounts are classified in the consolidated balance sheets at June 30, 2003 and March 31, 2003 as other assets. Use of these released funds is unrestricted.  The Company intends to use these funds for working capital purposes.

8.                                       STOCK-BASED COMPENSATION

The Company applies the provisions of Accounting Principles Board Opinion No. 25 in accounting for stock-based compensation and adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.”  Had compensation cost for stock options granted been determined based on the fair value method for measuring stock-based compensation provisions of Statement of Financial Accounting Standards No. 123, the Company’s net loss and basic and diluted net loss per common share would have been as follows:

	Three months ended June 30,
	2003	2002
Net loss, as reported	$(141)	$(785)
Less stock-based employee compensation determined under the fair value method	(21)	(20)
Pro-forma net loss	$(162)	$(805)

Basic and Diluted Net Loss Per Common Share:
As reported	$(0.01)	$(0.05)
Pro forma	$(0.01)	$(0.05)

CYANOTECH CORPORATION

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Going Concern

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business.  During the years ended March 31, 2003, 2002 and 2001, the Company incurred losses of $1,775,000, $2,589,000 and $1,067,000, respectively.  The Company=s working capital at June 30, 2003 was $2,436,000 with cash and cash equivalents amounting to $681,000.  Net cash and cash equivalents used in operating activities for the years ended March 31, 2003 and 2002 amounted to $502,000 and $567,000, respectively.

The Company=s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms of its financing agreements, to obtain additional financing or refinancing as may be required, to attain profitability, or a combination thereof.  There can be no assurance that these efforts will be successful or that the Company will have sufficient cash resources to support its future operations.  The accompanying unaudited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Accounting Policies

In response to the Security and Exchange Commission (“SEC”) Release No. 33-8040, “Cautionary Advice Regarding Disclosure about Critical Accounting Policies,” the Company has identified certain of its policies as being of particular importance to the understanding of its financial position and results of operations and which require the application of significant judgment by Cyanotech management.  We determined the critical principles by considering accounting policies that involve the most complex or subjective decisions or assessments.  We identified our most critical accounting policies to be those principles related to inventory valuation, revenue recognition, equipment and leasehold improvements, income taxes and impairment of long-lived assets.  We state these accounting policies in the notes to the consolidated financial statements in the Company=s previously filed report on Form 10-K for the fiscal year ended March 31, 2003.  This discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report.

Contractual Obligations

See AContractual Obligations@ in AManagement=s Discussion and Analysis of Financial Condition and Results of Operations@ incorporated by reference in the Company=s annual report on Form 10-K for the year ended March 31, 2003.  There have been no significant changes in contractual obligations from March 31, 2003 to June 30, 2003 other than those reported elsewhere in this Form 10-Q.

Results of Operations

The following table sets forth certain consolidated statement of operations data as a percentage of net sales for the periods indicated:

	Three Months Ended June 30,
	2003	2002
Net sales	100.0%	100.0%
Cost of product sales	71.0	61.4
Gross profit	29.0	38.6
Operating expenses:
Research and development	1.6	4.9
General and administrative	16.8	28.8
Sales and marketing	12.7	26.5
Total operating expenses	31.1	60.2
Loss from operations	(2.1)	(21.6)
Other income (expense):
Interest income	0.3	0.6
Interest expense	(3.6)	(6.1)
Other income, net	(1.2)	(11.5)
Total other expense	(4.5)	(17.0)
Loss before income taxes	(6.6)	(38.6)
Income tax benefit	0.8	—
Net loss	(5.8)%	(38.6)%

First Quarter of Fiscal 2004 Compared to First Quarter of Fiscal 2003

Net Sales

Net sales for the three month period ended June 30, 2003 were $2,428,000, an increase of 19% from the $2,032,000 recorded in the comparable period in fiscal 2003.  This increase is primarily due to higher sales volume of all bulk products, offset in part by reduced sales volume of packaged consumer products.

Foreign sales accounted for 56% of total sales during the quarter compared to 52% reported for the comparable period of the prior fiscal year.  Sales to Spirulina International B.V.(“SI”), a European distributor of natural products and our largest customer were comparable in amount to that reported for the same prior year period.  However, due to increased sales this customer accounted for only 16% of net sales compared to 21% for the comparable prior fiscal year period.

Gross Profit

Gross profit represents net sales less the cost of goods sold, which includes the cost of materials, manufacturing overhead costs, direct labor expenses and depreciation and amortization. Gross profit for the three months ended June 30, 2003 decreased 10% from the $785,000 reported in the same prior year period.  Our gross profit margin also decreased from 39% for the three month period ended June 30, 2002 to 29% for the three month period ended June 30, 2003.

This reduced gross profit is primarily attributable to a finished goods loss resulting from a contractual extraction facility problem which has since been remedied, and other increased production costs incurred in preparation for higher-growth summer months.

Operating Expenses

Operating expenses for the quarter ended June 30, 2003 amounted to $754,000, a decrease of 38% from the comparable prior year period.  This is due to decreased expenditures in all categories due to the Company’s ongoing cost containment program.

Research and Development                                            Research and development expenses for the first quarter of fiscal 2004 amounted to $38,000, a decrease of 62% from $101,000 reported for the comparable period of fiscal 2003.  This decrease is due to reduced outside service expenses for scientific clinical trials.

General and Administrative                                         General and administrative expenses for the first quarter of fiscal 2004 amounted to $407,000, a decrease of 30% from $585,000 reported for the comparable period of fiscal 2003.  Reduced bad debt expenses and outside service costs accounted for nearly all of this decrease.

Sales and Marketing                              Sales and marketing expenses for the first quarter of fiscal 2004 of $309,000 were a decrease of 43% from the $538,000 reported for the comparable period of fiscal 2003.  This category’s expenses for the prior fiscal year included $110,000 for production of a television infomercial, abandoned late in fiscal 2003.

Other Expense

Other expense for the first quarter of fiscal 2004 amounted to $109,000, a decrease of  69% from the same prior year period.  This decrease is primarily attributable to $235,000 of costs recognized in the prior fiscal year quarter related to extension of the maturity date of subordinated convertible debentures issued in May 2000.  If these expenses are omitted from the prior fiscal year figures for comparison purposes, Other Expense for the first quarter of fiscal 2003 would have amounted to $111,000.

Income Taxes

A provision for estimated state income tax refunds of $18,000 was recorded for the three months ended June 30, 2003. During the comparable prior year quarter, no refunds were due the Company.

Net Loss

The Company recorded a net loss of $141,000 for the first quarter of fiscal 2004, an improvement in result of 82% over the loss of $785,000 reported for the first quarter of fiscal 2003.  The change is primarily attributable to the elimination of the prior fiscal year period’s expenses related to the subordinated convertible debenture maturity extension and the television infomercial costs and an overall reduction of operating expenses in the current period.

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

Liquidity and Capital Resources

Working capital at June 30, 2003 amounted to $2,436,000, a slight increase over the $2,352,000 reported at March 31, 2003.  Cash and cash equivalents increased by $102,000 to $681,000 from the $579,000 reported at March 31, 2003.  This increase in working capital resulted primarily from increased cash and cash equivalents and decreased balances of accounts receivable, offset in part by higher balances of prepaid expenses and decreased balances of accounts payable.

Cash provided by operating activities during the first three months of fiscal 2004 amounted to $229,000 compared to cash used in operating activities of $492,000 for the comparable prior year period.  The primary source of cash flows during the quarter ended June 30, 2003 was collections of accounts receivable (reduced balances) of $293,000, the net effect of the net loss as adjusted for non-cash depreciation and amortization expense (amounting to net positive cash flows of $196,000), offset in part by increases in prepaid expenses and other assets of $168,000.

Cash used in investing activities (representing capital expenditures for production equipment) during the first three months of fiscal 2004 amounted to $47,000, a decrease of 58% from the $111,000 reported for the comparable prior year period.

Cash used in financing activities during the first three months of fiscal 2004 amounted to $80,000 and is attributable to repayments of long-term debt.  This compares to $218,000 provided by financing activities for the comparable prior year period. The primary source of cash flows from financing activities during the first quarter of the prior fiscal year was proceeds from the sale of restricted common stock of approximately $350,000, offset by principal payments of long-term debt of $73,000 and debt issue costs of $59,000.

Term Loan Agreement

On April 21, 2000, the Company executed a Term Loan Agreement (ATerm Loan@) with a lender which provided for up to $3.5 million in credit facilities, secured by substantially all the assets of the Company.  The Term Loan has a maturity date of May 1, 2010 and is payable in 120 equal monthly principal and interest payments of approximately $40,000, commencing June 1, 2000.  The interest rate under this Term Loan, in the absence of a default under the agreement, is the prime rate, as defined, in effect as of the close of business on the first day of each calendar quarter, plus 1% (at June 30, 2003, the prime rate was 4.25%).  Interest is calculated on the unpaid balance of principal based on a straight-line amortization schedule which commenced May 1, 2000.  Of the loan proceeds, $500,000 has been deposited in an interest-bearing restricted cash account per the terms of the loan, with such amount included in Other

Assets in the consolidated balance sheets at June 30, 2003 and March 31, 2003.  In July 2003, $250,000 of this balance was released by the lender for use by the Company for working capital purposes (See Note 7. Subsequent Event in the section entitled “Notes to Consolidated Financial Statements” in this report).  A warrant to purchase 20,000 shares of the Company’s common stock was issued in conjunction with this Term Loan agreement.  The warrant expires in April 2011 and has an exercise price of $2.55 per share.  The warrant may only be exercised after the Company has repaid the Term Loan in full.

Convertible Debentures due September 30, 2004

In October 2002, the Company issued in a private placement (a) $1,250,000 principal amount of 10% convertible subordinated debentures, due September 30, 2004, convertible into shares of the Company’s common stock at a price of $0.65 per share and (b) 750,000 shares of Common Stock with proceeds to the Company of $300,000.  Proceeds from the 10% convertible subordinated debentures issued in October were used to retire convertible debentures of $1,238,000 which were due to mature on October 31, 2002.  The remaining net proceeds from the issuance of Common Stock was used for working capital purposes.  Subsequent to the transaction, the investor was elected to the Company’s Board of Directors.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issues Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations,” which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  The associated asset retirement costs would be capitalized as part of the carrying amount of the long-lived asset and depreciated over the life of the asset.  The liability is accreted at the end of each period through charges to operating expense.  If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement.  The provisions of SFAS No. 143 are effective for fiscal years beginning after June 15, 2002.  The adoption of SFAS No. 143 did not have a material effect on the Company’s financial condition, results of operations or liquidity.

In May 2003, the FASB issued SFAS No. 150. “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”  SFAS No. 150 requires issuers to classify as liabilities (or assets in some circumstance) three classes of freestanding financial instruments that embody obligations for the issuer.  Generally, SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003.  Adoption of SFAS No. 150 is not expected to have a material effect on the Company’s financial condition, results of operations or liquidity.

Other Material Events

Subsequent Event - ISO 9001:2000 Certification

In July 2003, the Company applied for, and received certification under the newly promulgated ISO 9001:2000 guidelines.  Previously, the Company had been certified since 1995 under the ISO 9001:1994 guidelines which are due to be superceded in December 2003 for all like manufacturers by the new ISO 9001:2000 standards.

Common Stock Listing

During fiscal 2002, the Company’s Common Stock was traded on the NASDAQ National Market (“National Market”).  On June 17, 2002 the Company received a delisting warning letter from NASDAQ for failure to comply with the $1.00 per share minimum bid price.  Cyanotech had 90 calendar days, or until September 16, 2002, to regain compliance.  The Company was unable to regain compliance prior to September 16, 2002, and subsequently applied for, and received listing for its Common Stock on the NASDAQ SmallCap Market (“SmallCap”).

Listing on the NASDAQ SmallCap provided the Company a 180 calendar day grace period, or until December 16, 2002 to regain compliance.  The Company failed to regain compliance before the end of this grace period but was eligible for an additional 180 calendar day grace period, or until June 12, 2003, to demonstrate compliance, provided that it met NASDAQ listing criteria for the SmallCap.  The Company was unable to attain the $1.00 per share value prior to June 12, 2003 but met the other listing criteria for the SmallCap.  On June 13, 2003, the Company received notification from NASDAQ that under Marketplace Rule 4210(c)(2)(A), the compliance period for listing on the SmallCap was extended from 360 to 450 calendar days for companies which met certain heightened criteria.  The Company met the initial listing requirements and in accordance with Marketplace Rule 4310(c)(8)(D), has been provided with an additional 90 calendar days, or until September 10, 2003 to regain compliance with the $1.00 per share minimum bid price requirement.

As of the date of this report, the Company’s Common Stock continues to be listed on the NASDAQ SmallCap under symbol “CYAN”.  If at anytime before September 10, 2003, the bid price of the Company’s Common Stock closes at $1.00 per share or more for a minimum of 10 consecutive trading days, NASDAQ Staff will provide written notification that the Company complies with listing requirements under Marketplace Rule 4450(a)(5).  Under certain circumstances, to ensure that the Company can sustain long-term compliance, NASDAQ Staff may require that the closing bid price equals $1.00 per share or greater for more than 10 consecutive business days, but, generally, not more than 20 consecutive business days before determining that the Company complies.  If compliance with this rule cannot be demonstrated by September 10, 2003, NASDAQ Staff will provide written notification that the Company’s securities will be delisted from the SmallCap and begin trading on the NASDAQ Over-The-Counter Bulletin Boards (“OTC”).  In such case Common Stock of the Company will be traded on a less active market to the possible detriment of the stockholders.  At that time, the Company may appeal the NASDAQ Staff’s determination to a Listing Qualifications Panel.

Outlook

This outlook section contains a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially.  See also the discussion of going concern uncertainty at the beginning of this Item 2.

Cyanotech=s strategy has been, and continues to be, to successfully produce and market, high-value natural products from microalgae.  Our current line of product offerings include Certified Organic and Naturally Cultivated Spirulina Pacifica in powder, flake and tablet form, NatuRose natural astaxanthin powder for the animal nutrition market, BioAstin natural astaxanthin in lipid extract form and micro-encapsulated beadlets for the human nutrition and cosmetic industries and Phycobiliproteins for use in medical diagnostics.  Information about our Company and our products can be viewed at www.cyanotech.com, www.nutrex-hawaii.com or www.phycobiliprotein.com.  Consumer products can be purchased online at www.nutrex-hawaii.com.

Results from the first quarter of fiscal 2004 indicate that we are continuing our progress towards profitability, despite the net losses incurred. The quarter ended June 30, 2003 is the third consecutive quarter which resulted in sales above $2.4 million and gross profit in excess of $700,000.  Our ongoing cost containment efforts have reduced our Company’s operating expenses which contribute to our improved bottom line result. Concurrently, due to continued efforts at improving our production yields we have maintained our ability to cultivate and manufacture our high quality products at the levels needed to serve our customers.

During the quarter ended June 30, 2003, Cyanotech Japan YK (“Cyanotech Japan”), again reported increased sales of NatuRose in the Japanese aquaculture feed market over the levels achieved in the prior fiscal quarter.  Although we expect some seasonality effect on demand from quarter to quarter, we believe the trend of increasing sales through this subsidiary will continue into future quarters.

Our efforts in the human application market for BioAstin natural astaxanthin are continuing to show promising results. We are working closely with industry-leading cosmetic manufacturers, pharmaceutical companies offering branded nutraceuticals, direct marketing organizations and natural food supplement manufacturers to integrate our BioAstin natural astaxanthin into their offerings.

The Company’s future results of operations and the other forward-looking statements contained in this Outlook, in particular the statements regarding revenues, gross margin, research and development, and capital spending, involve a number of risks and uncertainties. In addition to the factors discussed above that could cause actual results to differ materially are the following: business conditions and growth in the natural products industry and in the general economy; changes in customer order patterns, outcome of the clinical trials for BioAstin, and changes in demand for natural products in general; changes in weather conditions; competitive factors, such as competing Spirulina and astaxanthin producers increasing their production capacity and their impact on world market prices for Spirulina and astaxanthin; government actions; shortage of manufacturing capacity; and other factors beyond our control.  Risk factors are discussed in detail in exhibit 99.1, hereto included in this report.

Cyanotech believes that it has the product offerings, facilities, personnel, and competitive and financial resources for improved results, but future revenues, costs, margins and profits are all influenced by many factors, as discussed above, all of which are inherently difficult to forecast.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We have not entered into any transactions using derivative financial instruments or derivative commodity instruments and believe that our exposure to market risk associated with other financial instruments is not material.

Item 4.  Controls and Procedures

In accordance with Item 307 of Regulation S-K promulgated by the Securities and Exchange Commission, the Chairman of the Board, President and Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) of the Company (the “Certifying Officers”) have conducted an evaluation of the Company’s disclosure controls and procedures as of June 30, 2003.  As defined under Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  Subsequent to the date of their evaluation, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect the disclosure controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.                                                OTHER INFORMATION

Item 1.                                                             Legal Proceedings.

None

Item 6.                                                             Exhibits and Reports on Form 8-K

(a)                                  The following exhibits are furnished with this report:

31.1             Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) / 15d-14(a) of the Exchange Act.

31.2             Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) / 15d-14(a) of the Exchange Act.

32.1             Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2             Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1             Risk Factors

(b)                                 Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended June 30, 2003.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYANOTECH CORPORATION (Registrant)

August 12, 2003	By:	/s/ Gerald R. Cysewski
(Date)		Gerald R. Cysewski
Chairman of the Board,
President and Chief Executive Officer

	By:	/s/ Jeffrey H. Sakamoto
Jeffrey H. Sakamoto
Vice President - Finance & Administration (Principal Financial and Accounting Officer)