Form 10-Q
period 2003-09-30
CYANOTECH CORP
filed 2003-11-14
CIK 768408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarterly Period Ended September 30, 2003

Commission File Number 0-14602

CYANOTECH CORPORATION

(Exact name of registrant as specified in its charter)

NEVADA	91-1206026
(State or other jurisdiction of incorporation or organization	(IRS Employer Identification Number)

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

Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒

Number of common shares outstanding as of October 31, 2003:

Title of Class	Shares Outstanding
Common stock - $.005 par value	18,316,701

CYANOTECH CORPORATION

FORM 10-Q

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

CYANOTECH CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except per share amounts)

(Unaudited)

	September 30, 2003	March 31, 2003

ASSETS
Current assets:
Cash and cash equivalents	$1,193	$579
Accounts receivable, net	1,730	1,839
Refundable income taxes	20	9
Inventories (see Note 2)	1,413	1,400
Prepaid expenses	164	40
Total current assets	4,520	3,867

Equipment and leasehold improvements, net (see Note 3)	12,193	12,777
Other assets	559	838
Total assets	$17,272	$17,482

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$323	$323
Accounts payable	866	803
Accrued expenses	410	389
Total current liabilities	1,599	1,515

Long-term debt, excluding current maturities	3,532	3,694
Total liabilities	5,131	5,209

Stockholders’ equity:
Common Stock of $0.005 par value, authorized 25,000,000 shares; issued and outstanding 18,316,701 shares at September 30, 2003 and March 31, 2003	92	92
Additional paid-in capital	25,418	25,418
Accumulated other comprehensive income (loss) - foreign currency translation adjustments	16	(3)
Accumulated deficit	(13,385)	(13,234)
Total stockholders’ equity	12,141	12,273

Total liabilities and stockholders’ equity	$17,272	$17,482

See accompanying Notes to Consolidated Financial Statements.

CYANOTECH CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2002	2003	2002

NET SALES	$2,840	$2,018	$5,268	$4,050
COST OF PRODUCT SALES	1,979	1,450	3,703	2,697
Gross profit	861	568	1,565	1,353

OPERATING EXPENSES:
Research and development	26	45	64	146
Sales and marketing	354	485	663	1,023
General and administrative	449	472	856	1,057
Total operating expenses	829	1,002	1,583	2,226

Income (loss) from operations	32	(434)	(18)	(873)

OTHER INCOME (EXPENSE):
Interest income	4	5	12	17
Interest expense	(78)	(123)	(166)	(247)
Other income (expense), net	32	12	3	(222)
Total other expense	(42)	(106)	(151)	(452)

Loss before income taxes	(10)	(540)	(169)	(1,325)

INCOME TAX BENEFIT	—	—	18	—

NET LOSS	$(10)	$(540)	$(151)	$(1,325)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.00)	$(0.03)	$(0.01)	$(0.08)

SHARES USED IN CALCULATION OF:
Basic and diluted net loss per Common Share	18,317	17,562	18,317	17,413

COMPREHENSIVE INCOME (LOSS):
Net loss	$(10)	$(540)	$(151)	$(1,325)
Other comprehensive income	24	2	19	2
	$14	$(538)	$(132)	$(1,323)

See accompanying Notes to Consolidated Financial Statements.

CYANOTECH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended September 30,
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(151)	$(1,325)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	671	655
Allowance for doubtful accounts	40	20
Amortization of debt issue costs	29	102
Cumulative foreign exchange translation gains	19	—
Issuance of stock in exchange for services	—	5
Issuance and revision of warrants in connection with extension of convertible debentures	—	223
Net (increase) decrease in:
Accounts receivable	69	(161)
Refundable income taxes	(11)	—
Inventories	(13)	(553)
Prepaid expenses and other assets	(124)	(54)
Net increase (decrease) in:
Accounts payable	63	178
Accrued expenses	21	190
Net cash provided by (used in) operating activities	613	(720)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in equipment and leasehold improvements	(87)	(181)

CASH FLOWS FROM FINANCING ACTIVITIES:
Release of long-term debt restricted cash deposit	250	—
Net proceeds from sale of Common Stock	—	345
Principal payments on long-term debt	(162)	(148)
Debt issue costs	—	(59)
Net cash provided by financing activities	88	138

Net increase (decrease) in cash and cash equivalents	614	(763)

Cash and cash equivalents at beginning of period	579	1,051

Cash and cash equivalents at end of period	$1,193	$288

See accompanying Notes to Consolidated Financial Statements.

CYANOTECH CORPORATION

FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2003

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

The Company consolidates enterprises in which it has a controlling financial interest. The accompanying consolidated financial statements include the accounts of Cyanotech Corporation and its wholly-owned subsidiaries, Nutrex Hawaii, Inc. and Cyanotech Japan YK.  All significant intercompany balances and transactions have been eliminated in consolidation. While the financial information furnished for the three and six month periods ended September 30, 2003 is unaudited, the statements in this report reflect all material items which, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the dates of the consolidated balance sheets. The operating results for the interim period presented are not necessarily indicative of the results that may be expected for the year ending March 31, 2004.

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

2.                                       INVENTORIES

Inventories are stated at the lower of cost (which approximates first-in, first-out) or market and consist of the following (dollars in thousands):

	September 30, 2003	March 31, 2003

Raw materials	$169	$161
Work in process	115	117
Finished goods	1,011	1,028
Supplies	118	94
	$1,413	$1,400

3.                                       EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Owned equipment and leasehold improvements are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives for equipment and furniture and fixtures and the shorter of the lease terms or estimated useful lives for leasehold improvements as follows:

Equipment	3 to 10 years
Leasehold improvements	10 to 23 years
Furniture and fixtures	7 years

Equipment and leasehold improvements consist of the following (dollars in thousands):

	September 30, 2003	March 31, 2003

Equipment	$9,681	$9,631
Leasehold improvements	14,314	14,173
Furniture and fixtures	83	83
	24,078	23,887
Less accumulated depreciation and amortization	(12,011)	(11,341)
Construction in-progress	126	231
Equipment and leasehold improvements, net	$12,193	$12,777

4.                                       LONG-TERM DEBT

On July 29, 2003, the Company received approval from the lender for the release of $250,000 of cash previously held as a restricted deposit in connection with the Company’s Term Loan Agreement (see section in this report entitled “Liquidity and Capital Resources:  Term Loan Agreement”).   The use of these released funds is unrestricted and can used by the Company for working capital purposes.  A remaining $250,000 restricted cash deposit continues to be held in an interest-bearing restricted cash account per the terms of the Term Loan and is included in Other Assets on the consolidated balance sheet at September 30, 2003.

Effective September 30, 2003, the Company reached an agreement with the holder of the Company’s Convertible Debentures due September 30, 2004 (the “Debentures”) to extend the maturity date by one year to September 30, 2005.  Per the terms of the extension, the interest rate for the Debentures shall remain at 10% per annum.   However, if the Company complies with all terms of the Debentures and reports earnings per share in a quarterly period greater than or equal to $0.01 per share (calculated on a fully diluted basis including all extraordinary and one-time charges, as defined), then the interest rate for the Debentures for the following quarterly period shall be reduced to the lesser of: (a) 8% per annum; (b) the prime rate as announced by Northern Trust Bank of California N.A. on the first day of such quarterly period plus 2% per year; or (c) the maximum rate permitted by law.  All other terms of the Debentures remain unchanged from those described in the Company’s Annual Report on Form 10-K for the year ended March 31, 2003.

5.                                       EARNINGS PER SHARE

For the three and six months ended September 30, 2003 and 2002 warrants and options to purchase Common Stock of the Company and Debentures convertible into shares of Common Stock were outstanding but were not included in the computation of diluted Net Loss Per Common Share because the inclusion of these securities would have had an antidilutive effect on the Net Loss Per Common Share.  As of September 30, 2003, warrants and options to acquire 1,279,630 shares of the Company’s Common Stock and Debentures convertible into 1,923,077 shares of the Company’s Common Stock were outstanding.  As of September 30, of the previous year, warrants and options to acquire 1,401,030 shares of the Company’s Common Stock and Debentures convertible into 1,238,000 shares of the Company’s Common Stock were outstanding.

6.                                       STOCK-BASED COMPENSATION

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock-Based Compensation” and applied the provisions of Accounting Principle Board Opinion No. 25 in accounting for stock-based compensation.   Had compensation cost for stock options granted been determined based on the fair value method for measuring stock-based compensation, the Company’s Net Loss and basic and diluted Net Loss Per Common Share would have been as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2002	2003	2002

Net loss, as reported	$(10)	$(540)	$(151)	$(1,325)
Less stock-based employee compensation determined under the fair value method	(23)	(20)	(44)	(40)
Pro-forma net loss	$(33)	$(560)	$(195)	$(1,365)

Basic and diluted net loss per common share:
As reported	$(0.00)	$(0.03)	$(0.01)	$(0.08)
Pro-forma	$(0.00)	$(0.03)	$(0.01)	$(0.08)

7.                                       RECENT ACCOUNTING PRONOUNCEMENTS

Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”  SFAS No. 150 requires issuers to classify as liabilities (or assets in some circumstance) three classes of freestanding financial instruments that embody obligations for the issuer.  Generally, SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of SFAS No. 150 did not have a material effect on the Company’s financial condition, results of operations or liquidity.

8.                                       GOING CONCERN

The Company’s consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business.  For the six months ended September 30, 2003, the Company incurred a net loss of $151,000.   During the years ended March 31, 2003, 2002 and 2001, the Company incurred losses of $1,775,000, $2,589,000 and $1,067,000, respectively.  The Company’s working capital at September 30, 2003 was $2,921,000 with cash and cash equivalents amounting to $1,193,000.  Net cash and cash equivalents provided by operating activities for the six months ended September 30, 2003 was $613,000.   For the years ended March 31, 2003 and 2002, net cash and cash equivalents used in operating activities amounted to $502,000 and $567,000, respectively.

The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms of its financing agreements, to obtain additional financing or refinancing as may be required, to attain profitability, or a combination thereof.  While the Company generated cash and cash equivalents from operating activities for the six months ended September 30, 2003, there can be no assurance that future efforts will continue to be successful or that the Company will have sufficient cash resources to support its future operations.  The accompanying unaudited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Going Concern

The Company’s consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business.  For the six months ended September 30, 2003, the Company incurred a net loss of $151,000.  During the years ended March 31, 2003, 2002 and 2001, the Company incurred losses of $1,775,000, $2,589,000 and $1,067,000, respectively.  The Company’s working capital at September 30, 2003 was $2,921,000 with cash and cash equivalents amounting to $1,193,000.  Net cash and cash equivalents provided by operating activities for the six months ended September 30, 2003 was $613,000.  For the years ended March 31, 2003 and 2002, net cash and cash equivalents used in operating activities amounted to $502,000 and $567,000, respectively.

The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms of its financing agreements, to obtain additional financing or refinancing as may be required, to attain profitability, or a combination thereof.  While the Company generated cash and cash equivalents from operating activities for the six months ended September 30, 2003, there can be no assurance that future efforts will continue to be successful or that the Company will have sufficient cash resources to support its future operations.  The accompanying unaudited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Accounting Policies

In response to the Security and Exchange Commission Release No. 33-8040, “Cautionary Advice Regarding Disclosure about Critical Accounting Policies,” the Company has identified certain of its policies as being of particular importance to the understanding of its financial position and results of operations and which require the application of significant judgment by the Company’s management.  What accounting policies are critical was determined by considering those accounting policies that involve the most complex or subjective decisions or assessments.  We identified our most critical accounting policies to be those related to inventory valuation, revenue recognition, equipment and leasehold improvements, income taxes and impairment of long-lived assets.  We state these critical accounting policies in the notes to consolidated financial statements in the Company’s previously filed report on Form 10-K for the fiscal year ended March 31, 2003.  This discussion and analysis should be read in conjunction with such notes and our consolidated financial statements and related notes included elsewhere in this report.

Contractual Obligations

See “Contractual Obligations” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended March 31, 2003.  There have been no significant changes in contractual obligations from March 31, 2003 to September 30, 2003 other than those reported elsewhere in this Form 10-Q.

Results of Operations

The following table sets forth certain consolidated statements of operations data as a percentage of net sales for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2002	2003	2002

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of product sales	69.7	71.9	70.3	66.6
Gross profit	30.3	28.1	29.7	33.4

Operating expenses:
Research and development	0.9	2.2	1.2	3.6
Sales and marketing	12.5	24.0	12.6	25.2
General and administrative	15.8	23.4	16.2	26.1
Total operating expenses	29.2	49.6	30.0	54.9

Income (loss) from operations	1.1	(21.5)	(0.3)	(21.5)

Other income (expense):
Interest income	0.1	0.2	0.2	0.4
Interest expense	(2.7)	(6.1)	(3.2)	(6.1)
Other income (expense), net	1.1	0.6	0.1	(5.5)
Total other expense	(1.5)	(5.3)	(2.9)	(11.2)

Loss before income taxes	(0.4)	(26.8)	(3.2)	(32.7)

Income tax benefit	—	—	0.3	—

Net loss	(0.4)%	(26.8)%	(2.9)%	(32.7)%

Second Quarter of Fiscal 2004 Compared to Second Quarter of Fiscal 2003

Net Sales

Net sales for the three months ended September 30, 2003 were $2,840,000, a 41% increase from the $2,018,000 for the comparable period a year ago. Approximately half of this increase was generated from the Company’s subsidiary in Japan.  The increase was due to an almost tripling of sales in the Company’s bulk astaxanthin products, BioAstin® and NatuRose® resulting from significant sales volume increases in all bulk astaxanthin products.  Sales of the Company’s other products remained comparable to the same period a year ago.

International sales represented 37% and 49% of net sales for the three months ended September 30, 2003 and 2002, respectively.  For the three months ended September 30, 2003, no single customer had net sales of 10% or more of total net sales.  For the three months ended September 30, 2002, net sales to Spirulina International B.V. (“Spirulina Int’l”), a European distributor of natural products accounted for 14% of net sales.

Gross Profit

Gross profit represents net sales less cost of goods sold, which includes the cost of materials, manufacturing overhead costs, direct labor expenses and depreciation and amortization. Gross profit for the three months ended September 30, 2003 was $861,000, an increase of 52% from the comparable period a year ago due primarily to increased sales.  As a percent of net sales, the gross profit margin of 30% was an increase of two basis points from the same period a year ago.

Operating Expenses

Operating expenses for the quarter ended September 30, 2003 were $829,000, a decrease of 17% from the comparable prior year period.  The decreased expenditures in the current year period were primarily due to reductions in travel, third party contract services and advertising.  All categories showed reduced spending as a result of the Company’s continuing cost containment program.  Research and development expenses for the quarter decreased to $26,000, down 42% from the $45,000 for the comparable prior year period.  Sales and marketing expenses were $354,000 for the quarter, a decrease of 27% from the $485,000 reported a year ago.  General and administrative expenses were $449,000 for the quarter, down 5% from the $472,000 for the comparable period a year ago.

Net Other Expense

Net other expense for the quarter ended September 30, 2003 declined by $64,000 from the comparable prior year period primarily from a decrease in interest expense and the offset gain arising from exchange rate fluctuations on transactions of the Company’s Japan subsidiary which denominates its transactions in Yen.

Income Taxes

A provision for income taxes was not recorded in either the three months ended September 30, 2003 or 2002 due to the Company’s taxable loss position in both periods.

Net Loss

The Company recorded a net loss of $10,000 for the three months ended September 30, 2003, substantially lower than the net loss of $540,000 reported for the comparable prior year period.  Increases in net sales combined with lower operating expenses were the primary reasons for the improved net loss position in the current year period.  The Company did, however, report income from operations of $32,000 for the three months ended September 30, 2003, which compares favorably to the loss from operations of $434,000 reported for the comparable quarter of fiscal 2003.

Six Months Ended September 30, 2003 Compared to Six Months Ended September 30, 2002

Net Sales

Net sales for the six months ended September 30, 2003 were $5,268,000, an increase of 30% from the comparable period a year ago.   The growth resulted from significant increases in the Company’s bulk astaxanthin products, which had significant increases in sales volumes, slightly offset by reduced sales of packaged consumer products.  International sales represented 47% and 51% of net sales for the six month periods ended September 30, 2003 and 2002, respectively.  For the six months ended September 30, 2003 and 2002, sales to Spirulina Int’l accounted for 10% and 16% of net sales, respectively.

Gross Profit

Gross profit increased 16% to $1,565,000 for the six months ended September 30, 2003, from $1,353,000 for the comparable period a year ago.  However, as a percentage of sales, the gross profit margin dropped to 30% for the current year period from 33% a year ago.  The decrease is attributable to a finished goods loss resulting from a problem at a contract extraction facility incurred in the first quarter of this fiscal year which was promptly remedied.

Operating Expenses

Operating expenses were $1,583,000 during the six months ended September 30, 2003, a decrease of $643,000 from the comparable period of fiscal 2003.   This represents a decrease of 29% from the operating expenses of $2,226,000 reported in the comparable prior year period.  Compared to the similar period of the prior fiscal year, research and development expenses decreased 56%, sales and marketing expenses decreased 35% and general and administrative expenses decreased 19%.  The decreases were primarily the result of current year spending reductions in third party contract services, travel and advertising.  In addition, the prior year included $110,000 for the production of a television infomercial, abandoned late in fiscal 2003.

Net Other Expense

Net other expense amounted to $151,000, a decrease of $301,000 or 67% from the comparable period a year ago.  The decrease is primarily attributable to $235,000 of costs recognized in the prior year period relating to the May 2002 extension of the maturity date of the subordinated convertible debentures issued in May 2000.  Other factors in the decrease for the current year period were lower interest expense and the offsetting effect of gains arising from exchange rate fluctuations on transactions of the Company’s Japan subsidiary, which are denominated in Yen.

Income Taxes

A provision for estimated state income tax refunds of $18,000 was recorded in the six months ended September 30, 2003.  During the comparable prior year period, no refunds were due the Company.

Net Loss

For the six months ended September 30, 2002, the Company recorded a net loss of $151,000 or $0.01 per diluted share compared to a net loss of $1,325,000 or $0.08 per diluted share for the comparable period of the prior year.  The $1,174,000 improvement in the Company’s net loss position is primarily attributable to increased net sales, containment of operating expenses and lower interest expense in the current year as well as elimination of prior year costs relating to the debenture maturity extension and an abandoned infomercial project.

Variability of Results

The Company has experienced significant quarterly fluctuations in operating results and anticipates that these fluctuations may continue in future periods. Future operating results may fluctuate as a result of changes in sales levels to our largest customers, new product introductions, production difficulties, weather patterns, the mix between sales of bulk products and packaged consumer products, start-up costs associated with new facilities, expansion into new markets, sales promotions, competition, increased energy costs, foreign exchange fluctuations, the announcement or introduction of new products by competitors, changes in our customer mix, overall trends in the market for our products, government regulations and other factors beyond our control.  While a significant portion of our expense levels are relatively fixed and the timing of increases in expense levels is based in large part on forecasts of future sales, if net sales are below expectations in any given period, the adverse impact on results of operations may be magnified by our inability to adjust spending quickly enough to compensate for the sales shortfall. We may also choose to reduce prices or increase spending in response to market conditions, which may have a material adverse effect on financial condition and results of operations.

Liquidity and Capital Resources

Working capital for the six months ended September 30, 2003 increased by $569,000 to $2,921,000 from $2,352,000 at March 31, 2003 primarily due to an increase in cash and cash equivalents.  For the six months ended September 30, 2003, cash and cash equivalents increased by $614,000 to $1,193,000 due to cash flows provided from operating activities and the release of restricted funds of $250,000 in connection with the Company’s long-term debt partially offset by investments in equipment and leasehold improvements and principal payments on long-term debt.

Net cash and cash equivalents of $613,000 were provided by operations for the six months ended September 30, 2003 in contrast to $720,000 used in operating activities for the same period a year ago.  The primary reason for the increase in cash flows from operating activities was the substantial decrease in the Company’s net loss in the current fiscal year compared to the losses sustained during the prior fiscal year.

Cash used in investing activities (for capital expenditures) decreased 52% to $87,000 for the six months ended September 30, 2003 from $181,000 in the comparable prior year period.

Cash from financing activities amounted to $88,000 for the six months ended September 30, 2003, a decrease from $138,000 for the comparable prior year period.  The decrease was primarily due to $345,000 provided in the prior year period from the completion of a private placement of the Company’s Common Stock in May 2002 offset by the release, in July 2003, of $250,000 of restricted cash deposits by the Company’s long-term debt holder.

Term Loan Agreement

The Company has a Term Loan Agreement (“Term Loan”) with a lender providing up to $3.5 million in credit facilities, secured by substantially all the assets of the Company.  The Term Loan has a maturity date of May 1, 2010 and is payable in 120 equal monthly principal and interest payments of approximately $48,000, commencing June 1, 2000.  The interest rate under this Term Loan, in the absence of a default under the agreement, is the prime rate, as defined, in effect as of the close of business on the first day of each calendar quarter, plus 1% (at September 30, 2003, the prime rate was 4.0%).

On July 29, 2003, the Company received approval from the lender for the release of $250,000 of cash previously held as a restricted deposit in connection with the Term Loan.  The use of these released funds is unrestricted and can used by the Company for working capital purposes.  A remaining $250,000 restricted cash deposit continues to be held in an interest-bearing restricted cash account per the terms of the Term Loan and is included in Other Assets on the consolidated balance sheet at September 30, 2003.  A warrant to purchase 20,000 shares of the Company’s common stock was issued in conjunction with this Term Loan.  The warrant expires in April 2011 and has an exercise price of $2.55 per share.  The warrant may only be exercised after the Company has repaid the Term Loan in full.

Convertible Debentures due September 30, 2004

In October 2002, the Company issued in a private placement (a) $1,250,000 principal amount of 10% Convertible Subordinated Debentures, due September 30, 2004 (the “Debentures), convertible into shares of the Company’s Common Stock at a price of $0.65 per share and (b) 750,000 shares of Common Stock with proceeds to the Company of $300,000.  Proceeds from the Debentures were used to retire convertible debentures of $1,238,000 due to mature on October 31, 2002.  The remaining net proceeds from the issuance of Common Stock were used for working capital purposes.  Subsequent to this transaction, the investor was elected to the Company’s Board of Directors.

Effective September 30, 2003, the Company reached an agreement with the holder of the Debentures to extend the maturity date by one year to September 30, 2005.  Per the terms of the extension, the interest rate for the Debentures shall remain at 10%.  However, if the Company complies with all terms of the Debentures and reports earnings per share in a quarterly period greater than or equal to $0.01 per share (calculated on a fully diluted basis including all extraordinary and one-time charges), then the interest rate for the Debentures for the following quarterly period shall be reduced to the lesser of: (a) 8%; (b) the prime rate as announced by Northern Trust Bank of California N.A. on the first day of such quarterly period plus 2%; or (c) the maximum rate permitted by law.  All other terms of the Debentures remain unchanged from those described in the Company’s Annual Report on Form 10-K for the year ended March 31, 2003.

Recent Accounting Pronouncements

In May 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”  SFAS No. 150 requires issuers to classify as liabilities (or assets in some circumstance) three classes of freestanding financial instruments that embody obligations for the issuer.  Generally, SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of SFAS No. 150 did not have a material effect on the Company’s financial condition, results of operations or liquidity.

Other Material Events

Common Stock Listing

For the year ended March 31, 2002, the Company’s Common Stock was traded on the NASDAQ National Market.  On June 17, 2002, the Company received a delisting warning letter from NASDAQ for failure to comply with the $1.00 per share minimum bid price.  The Company was unable to regain compliance with the minimum bid price by September 16, 2002 and subsequently applied for and received listing for its Common Stock on the NASDAQ SmallCap Market.

Listing on the NASDAQ SmallCap Market provided the Company with specified grace period to regain compliance with the $1.00 per share minimum bid price requirement.  On September 15, 2003, the Company received notification from the NASDAQ Listing Qualifications Department that its Common Stock failed to comply with the minimum bid price requirement for continued listing pursuant to Marketplace Rule 4310(c)(4).  The Company requested a hearing before the NASDAQ Listing Qualification Panel (“Panel”) to appeal the ruling.  During the appeals process, the scheduled delisting will be stayed and the Company’s Common Stock will continue to trade on the NASDAQ SmallCap Market, pending the Panel’s decision.  The Company’s appeal was heard by the Panel on October 16, 2003 with no formal notification yet received.  While there can be no assurance that the Company’s request for continued listing on the NASDAQ SmallCap Market will be granted, the Company is exploring various avenues to preserve the NASDAQ listing.

Outlook

This outlook section contains a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially. See also the discussion of going concern uncertainty at the beginning of this Item 2.

Cyanotech’s strategy has been and continues to be, to successfully produce and market high-value natural products from microalgae.  Our current line of product offerings include Certified Organic and Naturally Cultivated Spirulina Pacifica® in powder, flake and tablet form, NatuRose® natural astaxanthin powder for the animal nutrition market, BioAstin® natural astaxanthin in lipid extract form and micro-encapsulated beadlets for the human nutrition and cosmetic industries and Phycobiliproteins for use in medical diagnostics.  Information about our Company and our products can be viewed at www.cyanotech.com, www.nutrex-hawaii.com or www.phycobiliprotein.com.  Consumer products can be purchased online at www.nutrex-hawaii.com.

For the second quarter of fiscal 2004, Cyanotech achieved an increase in net sales of 17% from the level reported in the first quarter of fiscal 2004.  The increased sales level resulted primarily from increased sales of both natural astaxanthin products:  NatuRose for the animal nutrition market, and BioAstin for the human nutrition and cosmetic markets. Results from the second quarter of fiscal 2004 indicate that we are continuing to progress towards profitability, despite the net losses incurred.  The quarter ended September 30, 2003 is the fourth consecutive quarter with sales above $2.4 million and gross profit in excess of $700,000.  Concurrently, due to continued efforts at improving our production yields, we have maintained our ability to cultivate and manufacture our high quality products at the levels needed to serve our customers.

During the quarter ended September 30, 2003, Cyanotech Japan YK experienced continued growth in sales of NatuRose® to the Japanese aquaculture feed market over the levels achieved in the prior quarters.  Although we expect some seasonality effect on demand from quarter to quarter, we believe the trend of increasing sales through this subsidiary will continue into future quarters.

Our efforts in the human application market for BioAstin® natural astaxanthin are continuing to show promising results.  We are working closely with industry-leading cosmetic manufacturers, pharmaceutical companies offering branded nutraceuticals, direct marketing organizations and natural food supplement manufacturers to integrate our BioAstin® natural astaxanthin into their offerings.

Our ongoing cost containment efforts have reduced operating expenses, further contributing to our improved bottom line result.  Operating expenses for the quarter ended September 30, 2003 were reduced by 17% from the levels reported for the comparable period of fiscal 2003.  This reduction of expenses in conjunction with increased gross profit on higher sales resulted in income from operations of $32,000.  Such result is in sharp contrast to loss from operations of $434,000 reported for the comparable quarter of the prior fiscal year.  Due to such improved results from operations, the Company reported a net loss of $10,000 for the quarter ended September 30, 2003 and a net loss of $151,000 for the first six months of fiscal 2004.

The Company’s future results of operations and the other forward-looking statements contained in this Outlook, in particular the statements regarding revenues, gross margin, research and development, and capital spending, involve a number of risks and uncertainties. In addition to the factors discussed above that could cause actual results to differ materially are the following:  business conditions and growth in the natural products industry and in the general economy; changes in customer order patterns, outcome of the clinical trials for BioAstin®, and changes in demand for natural products in general; changes in weather conditions; competitive factors, such as competing Spirulina and astaxanthin producers increasing their production capacity and their impact on world market prices for Spirulina and astaxanthin; government actions; shortage of manufacturing capacity; and other factors beyond our control.  Risk factors are discussed in detail in exhibit 99.1, hereto included in this report.

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

Item 4.  Controls and Procedures

In accordance with Item 307 of Regulation S-K promulgated by the Securities and Exchange Commission, the Chairman of the Board, President and Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) of the Company (the “Certifying Officers”) have conducted an evaluation of the Company’s disclosure controls and procedures as of September 30, 2003.  As defined under Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” refers to controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that material information relating to the Company is made known to management, including the CEO and CFO, during the period when this report was being prepared.  Subsequent to the date of their evaluation, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect the disclosure controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.                                                OTHER INFORMATION

Item 1.                                                             Legal Proceedings

None

Item 4.                                                             Submission of Matters to a Vote of Security Holders

On August 21, 2003, the following matters were submitted to a vote of stockholders entitled to vote at the Company’s Annual Meeting of Stockholders:

a)              The following directors were elected to serve until the next Annual Meeting or until their successors are elected: Gerald R. Cysewski, Michael A. Davis, David I. Rosenthal, Ronald P. Scott, John T. Waldron and Paul C. Yuen, all directors receiving at least 15,678,170 votes and there were no more than 322,904 votes against or abstaining.

b)             Ratification of the selection of KPMG LLP as the Company’s independent auditors for the fiscal year ending March 31, 2004.  The vote on the ratification was 15,010,480 for, 147,821 against and 842,773 abstaining.

Item 6.                                                             Exhibits and Reports on Form 8-K

a)              The following exhibits are furnished with this report:

31.1         Certification by the Chief Executive Officer pursuant to
Rule 13a-14(a)/15d-14(a) of the Exchange Act

31.2         Certification by the Chief Financial Officer pursuant to
Rule 13a-14(a)/15d-14(a) of the Exchange Act

32.1         Certification by the Chief Executive Officer pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2         Certification by the Chief Financial Officer pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1         Risk Factors

b)             Reports on Form 8-K

On September 15, 2003, the Company received notification from the NASDAQ Listing Qualifications Department that its Common Stock failed to comply with the minimum bid price requirement for continued listing pursuant to Marketplace Rule 4310(c)(4).  A report on Form 8-K was filed on September 15 in conjunction with the Company’s press release announcing notification from NASDAQ.

On October 30, 2003, the Company filed a report on Form 8-K in conjunction with the Company’s press release announcing the financial results of the Quarter ended September 30, 2003.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYANOTECH CORPORATION (Registrant)

November 12, 2003	By:	/s/	Gerald R. Cysewski
(Date)			Gerald R. Cysewski Chairman of the Board, President and Chief Executive Officer

	By:	/s/	Jeffrey H. Sakamoto
Jeffrey H. Sakamoto Vice President – Finance & Administration (Principal Financial and Accounting Officer)