Form 10-Q
period 2003-12-31
CYANOTECH CORP
filed 2004-02-17
CIK 768408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarterly Period Ended December 31, 2003

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

Yes  ☒          No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐          No  ☒

Number of common shares outstanding as of January 31, 2004:

Title of Class	Shares Outstanding
Common stock - $.005 par value	20,255,777

CYANOTECH CORPORATION

FORM 10-Q

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

CYANOTECH CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except per share amounts)

(Unaudited)

	December 31, 2003	March 31, 2003

ASSETS
Current assets:
Cash and cash equivalents	$1,517	$579
Accounts receivable, net	1,862	1,839
Refundable income taxes	3	9
Inventories (see Note 2)	1,449	1,400
Prepaid expenses	85	40
Total current assets	4,916	3,867

Equipment and leasehold improvements, net (see Note 3)	11,951	12,777
Other assets	618	838
Total assets	$17,485	$17,482

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$323	$323
Accounts payable	880	803
Accrued expenses	572	389
Total current liabilities	1,775	1,515

Long-term debt, excluding current maturities (see Note 4)	2,200	3,694
Total liabilities	3,975	5,209

Stockholders’ equity:
Common Stock of $0.005 par value, shares authorized 25,000,000; shares issued and outstanding 20,242,277 at December 31, 2003 and 18,316,701 at March 31, 2003	101	92
Additional paid-in capital	26,660	25,418
Accumulated other comprehensive income (loss) - foreign currency translation adjustments	25	(3)
Accumulated deficit	(13,276)	(13,234)
Total stockholders’ equity	13,510	12,273

Total liabilities and stockholders’ equity	$17,485	$17,482

See accompanying Notes to Consolidated Financial Statements.

CYANOTECH CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2002	2003	2002

NET SALES	$3,024	$2,474	$8,292	$6,524
COST OF PRODUCT SALES	1,840	1,763	5,543	4,460
Gross profit	1,184	711	2,749	2,064
OPERATING EXPENSES:
Research and development	53	38	117	184
Sales and marketing	298	354	961	1,377
General and administrative	541	434	1,397	1,491
Total operating expenses	892	826	2,475	3,052

Income (loss) from operations	292	(115)	274	(988)

OTHER INCOME (EXPENSE):
Interest income	1	6	13	23
Interest expense	(84)	(92)	(250)	(339)
Other income (expense), net	14	21	17	(201)
Total other expense	(69)	(65)	(220)	(517)

Income (loss) before income taxes	223	(180)	54	(1,505)

INCOME TAX PROVISION	114	—	96	—

NET INCOME (LOSS)	$109	$(180)	$(42)	$(1,505)

NET INCOME (LOSS) PER SHARE
Basic	$0.01	$(0.01)	$(0.00)	$(0.09)
Diluted	$0.01	$(0.01)	$(0.00)	$(0.09)

SHARES USED IN CALCULATION OF NET INCOME (LOSS) PER SHARE:
Basic	18,777	18,284	18,471	17,703
Diluted	18,934	18,284	18,471	17,703

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$109	$(180)	$(42)	$(1,505)
Other comprehensive income	9	8	28	10
	$118	$(172)	$(14)	$(1,495)

See accompanying Notes to Consolidated Financial Statements.

CYANOTECH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended December 31,
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(42)	$(1,505)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,013	987
Allowance for doubtful accounts	105	70
Debt issue costs amortization	55	121
Cumulative foreign exchange translation gains	0	—
Warrants issued in connection with extension of debentures	—	223
Stock issued in exchange for services	—	5
Net (increase) decrease in:
Accounts receivable	(128)	(361)
Refundable income taxes	6	—
Inventories	(49)	(350)
Prepaid expenses and other assets	(104)	28
Net increase (decrease) in:
Accounts payable	77	(29)
Accrued expenses	183	244
Net cash provided by (used in) operating activities	1,116	(567)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in equipment and leasehold improvements	(185)	(217)

CASH FLOWS FROM FINANCING ACTIVITIES:
Release of restricted cash deposit	250	—
Proceeds from issuance of common stock and exercise of stock options	1	630
Proceeds from issuance of convertible debentures	—	1,250
Principal payments on long-term debt	(244)	(225)
Debt issue costs	—	(59)
Repayment of convertible debentures	—	(1,238)
Net cash provided by financing activities	7	358

Net increase (decrease) in cash and cash equivalents	938	(426)

Cash and cash equivalents at beginning of period	579	1,051

Cash and cash equivalents at end of period	$1,517	$625

Supplemental disclosure of non-cash financing activities:
Conversion of long-term debt to common stock	$1,250	$—

See accompanying Notes to Consolidated Financial Statements.

CYANOTECH CORPORATION

FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2003

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

The Company consolidates enterprises in which it has a controlling financial interest. The accompanying consolidated financial statements include the accounts of Cyanotech Corporation and its wholly-owned subsidiaries, Nutrex Hawaii, Inc. and Cyanotech Japan YK.  All significant intercompany balances and transactions have been eliminated in consolidation.  While the financial information furnished for the three and nine month periods ended December 31, 2003 is unaudited, the statements in this report reflect all material items which, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the dates of the consolidated balance sheets. The operating results for the interim period presented are not necessarily indicative of the results that may be expected for the year ending March 31, 2004.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and revenues and expenses reported during the period.  Actual results may differ from management’s estimates.

2.                                       INVENTORIES

Inventories are stated at the lower of cost (which approximates first-in, first-out) or market and consist of the following (dollars in thousands):

	December 31, 2003	March 31, 2003

Raw materials	$145	$161
Work in process	199	117
Finished goods	950	1,028
Supplies	155	94
	$1,449	$1,400

3.                                       EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Owned equipment and leasehold improvements are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives for equipment and furniture and fixtures and the shorter of the lease terms or estimated useful lives for leasehold improvements as follows:

Equipment	3 to 10 years
Leasehold improvements	10 to 23 years
Furniture and fixtures	7 years

Equipment and leasehold improvements consist of the following (dollars in thousands):

	December 31, 2003	March 31, 2003

Equipment	$9,705	$9,631
Leasehold improvements	14,326	14,173
Furniture and fixtures	83	83
	24,114	23,887
Less accumulated depreciation and amortization	(12,352)	(11,341)
Construction in-progress	189	231
Equipment and leasehold improvements, net	$11,951	$12,777

4.                                       LONG-TERM DEBT

On December 10, 2003, the holder of the Company’s Convertible Debentures (the “Debentures”) due September 30, 2005 voluntarily converted the entire principal amount of the Debentures, amounting to $1,250,000, into 1,923,076 shares of Common Stock pursuant to the terms of the Debentures.   Long-term debt at December 31, 2003 consists of the following:

	December 31, 2003	March 31, 2003

Term loan	$2,523	$2,767
Convertible subordinated debentures	—	1,250
Total long-term debt	2,523	4,017
Less current maturities	(323)	(323)
Long-term debt, excluding current maturities	$2,200	$3,694

On July 30, 2003, the Company received $250,000 of cash previously held as a restricted deposit in connection with the Company’s term loan agreement.   A remaining $250,000 restricted cash deposit continues to be held in an interest-bearing restricted cash account per the terms of the term loan and is included in Other Assets on the consolidated balance sheet at December 31, 2003.  A warrant to purchase 20,000 shares of the Company’s common stock was issued in conjunction with this term loan.  The warrant expires in April 2011 and has an exercise price of $2.55 per share.  The warrant may only be exercised after the Company has repaid the term loan in full.

5.                                       EARNINGS PER SHARE

Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding.  Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the potentially dilutive effect of outstanding stock options and warrants using the “treasury stock” method and convertible securities using the “if-converted” method.

Reconciliations between the numerator and the denominator of the basic and diluted earnings per share computations for the three months ended December 31, 2003 are as follows (there were no reconciling items for the nine months ended December 31, 2003 and the three and nine months ended December 31, 2002):

	Three Months Ended December 31, 2003
	Net Income	Shares	Per Share Amount
	(In thousands) (Numerator)	(In thousands) (Denominator)

Basic earnings per share	$109	18,777	$0.01
Effect of dilutive securities – Common stock options and warrants	—	157
Diluted earnings per share	$109	18,934	$0.01

The following securities were excluded from the calculation of diluted earnings per share because their effect was antidilutive (commons stock shares in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2002	2003	2002
Debentures, prior to conversion (see Note 4)	1,923	1,923	1,923	1,923
Stock options and warrants	990	1,354	1,298	1,354

6.                                       STOCK-BASED COMPENSATION

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock-Based Compensation” and applied the provisions of Accounting Principle Board Opinion No. 25 in accounting for stock-based compensation.   Had compensation cost for stock options granted been determined based on the fair value method for measuring stock-based compensation, net income (loss) would have been as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2002	2003	2002

Net income (loss), as reported	$109	$(180)	$(42)	$(1,505)
Less stock-based employee compensation determined under the fair value method	(21)	(20)	(65)	(61)
Pro-forma net income (loss)	$88	$(200)	$(107)	$(1,566)

Based on the pro-forma net income (loss), the basic and diluted net income (loss) per share would have been as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2002	2003	2002

Basic net income (loss) per share:
As reported	$0.01	$(0.01)	$(0.00)	$(0.09)
Pro-forma	$0.00	$(0.01)	$(0.01)	$(0.09)

Diluted net income (loss) per share:
As reported	$0.01	$(0.01)	$(0.00)	$(0.09)
Pro-forma	$0.00	$(0.01)	$(0.01)	$(0.09)

7.                                       RECENT ACCOUNTING PRONOUNCEMENTS

Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”  SFAS No. 150 requires issuers to classify as liabilities (or assets in some circumstance) three classes of freestanding financial instruments that embody obligations for the issuer.  Generally, SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003.  In November 2003, the effective date for certain mandatorily redeemable non-controlling interests has been deferred indefinitely.  The adoption of SFAS No. 150 did not have a material effect on the Company’s financial condition, results of operations or liquidity.

8.                                       GOING CONCERN

The Company’s consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business.  For the nine months ended December 31, 2003, the Company incurred a net loss of $42,000.   During the years ended March 31, 2003, 2002 and 2001, the Company incurred losses of $1,775,000, $2,589,000 and $1,067,000, respectively.  The Company’s working capital at December 31, 2003 was $3,141,000 with cash and cash equivalents amounting to $1,517,000.  Net cash and cash equivalents provided by operating activities for the nine months ended December 31, 2003 was $1,116,000.   For the years ended March 31, 2003 and 2002, net cash and cash equivalents used in operating activities amounted to $502,000 and $567,000, respectively.

The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms of its financing agreements, to obtain additional financing or refinancing as may be required, to sustain profitability, or a combination thereof.  While the Company generated cash and cash equivalents from operating activities for the nine months ended December 31, 2003, there can be no assurance that future efforts will continue to be successful or that the Company will have sufficient cash resources to support its future operations.  The accompanying unaudited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Overview

The Company returned to profitability for the three months ended December 31, 2003 reporting net income of $109,000 or $0.01 per diluted share and reduced the net loss on a year-to-date basis to $42,000 or $(0.00) per diluted share.   The Company believes that the following selected consolidated statements of operations data were key contributors to the Company’s performance for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2002	2003	2002

Net sales	$3,024	$2,474	$8,292	$6,524

Gross profit as a percentage of sales	39.1%	28.7%	33.2%	31.6%

Operating expenses as a percentage of sales	29.4%	33.4%	29.8%	46.8%

The sales increases for both current year periods resulted from increased bulk sales of the Company’s natural astaxanthin products which continue to experience strong demand from both the aquaculture market (NatuRose®) and human nutritional supplement market (BioAstin®).   The natural astaxanthin market is relatively young and thus the Company is currently able to generate higher margins for these products compared to its Spirulina products, which compete in a mature market (for a more comprehensive description of the Company’s products and markets for such products, see Part I. Item 1. Business of the Company’s Annual Report to Stockholders on Form 10-K for the fiscal year ended March 31, 2003 which is hereby incorporated by reference).  As the supply from other producers of natural and synthetic astaxanthin increases in the market, these margins may erode due to the increased competition.  The Company is working with industry-leading manufacturers in human nutrition and cosmetics to integrate BioAstin into their products.  Likewise, NatuRose has become the natural alternative to synthetic astaxanthin in the aquaculture market, especially in Japan where the Company has established its subsidiary, Cyanotech Japan YK.

For the three months ended December 31, 2003, the increased level of sales was accompanied by an increase in gross profit margin resulting from improved production efficiency.  Improvements in cultivation and processing are aimed at ongoing reduction of production costs while concurrently allowing the Company to maintain its ability to cultivate and manufacture its products at levels sufficient to serve its customers.  The Company is in the process of reallocating its cultivation in an effort to increase production of natural astaxanthin while concurrently optimizing its Spirulina production to improve yield and quality.

Operating expenses, as a percentage of net sales, decreased for both three and nine month periods as the result of the Company’s focus on controlling discretionary spending.  The Company is continuing its focus on matching operating expense as determined by changing market conditions and sales levels.

The Company generated cash and cash equivalents from operations of $1,116,000 for the nine months ended December 31, 2003.   The sales in the period generated increased cash receipts partially offset by higher purchases of raw materials and supplies used in cultivation and production.

Results of Operations

The following table sets forth certain consolidated statements of operations data as a percentage of net sales for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2002	2003	2002
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of product sales	60.9	71.3	66.8	68.4
Gross profit	39.1	28.7	33.2	31.6

Operating expenses:
Research and development	1.7	1.5	1.4	2.8
Sales and marketing	9.8	14.3	11.6	21.1
General and administrative	17.9	17.6	16.9	22.9
Total operating expenses	29.4	33.4	29.9	46.8

Income (loss) from operations	9.7	(4.7)	3.3	(15.2)

Other income (expense):
Interest income	0.0	0.2	0.2	0.4
Interest expense	(2.8)	(3.7)	(3.0)	(5.2)
Other income (expense), net	0.5	0.9	0.2	(3.1)
Total other expense	(2.3)	(2.6)	(2.6)	(7.9)

Income (loss) before income taxes	7.4	(7.3)	0.7	(23.1)
Income tax provision	3.8	—	1.2	—
Net income (loss)	3.6%	(7.3)%	(0.5)%	(23.1)%

Third Quarter of Fiscal 2004 Compared to Third Quarter of Fiscal 2003

Net sales for the three months ended December 31, 2003 increased 22% to $3,024,000 from the comparable period a year ago.   The increase resulted from continued strong sales of the Company’s bulk astaxanthin products, BioAstin® and NatuRose®, which nearly doubled in sales from the same period a year ago while all other products remained comparable to prior year results.  International sales increased 9% for the three months ended December 31, 2003 compared to the prior year period resulting from increased sales in Japan offset in part by lower sales in Europe.   As a percentage of total sales, international sales were 55% for the three months ended December 31, 2003 compared to 57% a year ago.  Two distributors of natural products, one based in Europe and one based in the United States, accounted for 16% and 14%, respectively, of net sales for the three months ended December 31, 2003.  For the comparable period a year ago, only the European distributor accounted for more than 10% of net sales at 12% .

Gross profit represents net sales less the cost of product sales, which includes the cost of materials, manufacturing overhead costs, direct labor cost and depreciation and amortization.  Gross profit for the three months ended December 31, 2003 was $1,184,000, an increase of 67% from the $711,000 recorded in the comparable period a year ago.  The increase in gross profit is primarily attributable to increased sales of natural astaxanthin products with higher profit margin and operating at more optimal production levels.

Operating expenses for the quarter ended December 31, 2003 were $892,000, an increase of 8% from the comparable prior year period.  Such increase in the current year period was primarily due to increases in bad debt reserves, increased royalty expense on higher sales and the costs incurred in connection with appealing the proposed delisting of the Company’s Common Stock (the Company’s Common Stock subsequently regained compliance with the per share minimum bid price requirements and continues to be listed on the NASDAQ SmallCap Market).  The overall increase in expenditures was partially offset by reduced advertising for packaged consumer products in the current quarter.  As a percentage of net sales, research and development expenses for the quarter remained at 2%, sales and marketing expenses decreased to 10% from 14%, and general and administrative expenses remained at 18%, compared to the comparable prior year period.  The Company is committed to ongoing cost containment aimed at controlling its level of operating expenses but may increase such discretionary spending in future periods as dictated by the needs of the business.

For the three months ended December 31, 2003, an income tax provision of $114,000 was recorded for its operations in Japan.

Nine Months Ended December 31, 2003 Compared to Nine Months Ended December 31, 2002

Net sales for the nine months ended December 31, 2003 were $8,292,000, a 27% increase from the comparable prior year period.   Significant increases in sales of the Company’s bulk astaxanthin products were offset slightly by reduced sales of spirulina and packaged consumer products.    International sales represented 57% and 58% of net sales for the nine month periods ended December 31, 2003 and 2002, respectively.   For the nine months ended December 31, 2003 and 2002, sales to one European distributor of natural products accounted for 12% and 16% of net sales, respectively.

Gross profit increased 33% to $2,749,000 for the nine months ended December 31, 2003, from $2,064,000 for the comparable period a year ago.  As a percentage of sales, the gross profit margin was comparable to the prior year period.   During the current year, the significant improvement in the third quarter gross profit margin offset a first quarter contract extraction facility problem that resulted in higher production costs.

Operating expenses were $2,475,000 during the nine months ended December 31, 2003, a decrease of $577,000, or 19% from the comparable period of fiscal 2003.  The Company reduced spending in the current year period for discretionary contractual services and packaged consumer products advertising.  All categories of operation expenses showed reduced spending as compared to the prior year period: research and development expenses decreased $67,000 or 36%, sales and marketing expenses decreased $416,000 or 30% and general and administrative expenses decreased $94,000 or 6%.

Net other expense amounted to $220,000, a decrease of $297,000, or 57% from the comparable period a year ago.  The decrease is primarily attributable to $235,000 of prior year costs relating to the May 2002 extension of the maturity date of the subordinated convertible debentures issued in 2000.   Other factors in the current year period decrease were lower interest expense and gains arising from exchange rate fluctuations on transactions of the Company’s Japan subsidiary, which are denominated in Yen.

A provision for income taxes of $96,000 was recorded in the nine months ended December 31, 2003 for taxes relating to its operations in Japan partially offset by a state tax refund.

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

Liquidity and Capital Resources

Working capital for the nine months ended December 31, 2003 increased by $789,000 to $3,141,000 from $2,352,000 at March 31, 2003 primarily due to an increase in cash and cash equivalents.  For the nine months ended December 31, 2003, cash and cash equivalents increased by $938,000 to $1,517,000 due to cash flows provided from operating activities and the release of restricted funds by the Company’s long-term debt holder partially offset by principal payments on long-term debt, investments in equipment and leasehold improvements and a refundable deposit amounting to $88,000 which was required by the State of Hawaii in connection with an obligatory native wildlife conservation plan.  The primary reason for the increase in cash flows from operating activities was the substantial reduction in net losses incurred by the Company.

Cash used in investing activities (for capital expenditures) decreased 14% to $185,000 for the nine months ended December 31, 2003 from $217,000 in the comparable prior year period due to the Company’s ongoing cost containment program.  Investment activities may increase in future periods due to the Company’s plans to reallocate cultivation ponds and process equipment to increase production of its natural astaxanthin products.  It is expected that capital spending during the fourth quarter of fiscal 2004 will approximate the level incurred during the quarter ended December 31, 2003.

Cash from financing activities amounted to $7,000 for the nine months ended December 31, 2003, a decrease from $358,000 for the comparable prior year period.  The decrease was primarily due to $630,000 provided in the prior year period from the completion of a private placement of the Company’s Common Stock in May and October 2002, offset by the release, in July 2003, of $250,000 of restricted cash deposits by the Company’s long-term debt holder.

Term Loan Agreement

The Company has a Term Loan Agreement (“Term Loan”) with a lender providing up to $3.5 million in credit facilities, secured by substantially all the assets of the Company.  The Term Loan has a maturity date of May 1, 2010 and is payable in 120 equal monthly principal and interest payments of approximately $48,000, commencing June 1, 2000.  The interest rate under this Term Loan, in the absence of a default under the agreement, is the prime rate, as defined, in effect as of the close of business on the first day of each calendar quarter, plus 1% (at December 31, 2003, the prime rate was 4.0%).  At December 31, 2003, the Company was in compliance with all restrictive covenants of the Term Loan.  In connection with the Term Loan the Company is prohibited from declaring any common stock dividends without the lender’s prior written consent.

On July 29, 2003, the Company received approval from the lender for the release of $250,000 of cash previously held as a restricted deposit in connection with the Term Loan.   The use of these released funds is unrestricted and is being used by the Company for working capital purposes.  A remaining $250,000 restricted cash deposit continues to be held in an interest-bearing restricted cash account per the terms of the Term Loan and is included in Other Assets on the consolidated balance sheet at December 31, 2003.   A warrant to purchase 20,000 shares of the Company’s common stock was issued in conjunction with this Term Loan.  The warrant expires in April 2011 and has an exercise price of $2.55 per share.  The warrant may only be exercised after the Company has repaid the Term Loan in full.

Conversion of Convertible Debentures due September 30, 2005

In October 2002, the Company issued in a private placement (a) $1,250,000 principal amount of 10% Convertible Subordinated Debentures (the “Debentures”) originally due September 30, 2004, convertible into shares of the Company’s Common Stock at a price of $0.65 per share and (b) 750,000 shares of Common Stock with proceeds to the Company of $300,000.  Proceeds from the Debentures were used to retire convertible debentures of $1,238,000 due to mature on October 31, 2002.   The remaining net proceeds from the issuance of Common Stock were used for working capital purposes.  Subsequent to this transaction, the investor was elected to the Company’s Board of Directors.  In September 2003, the Company reached an agreement with the holder of the Debentures to extend the maturity date by one year to September 30, 2005.  The Company incurred no additional expenses associated with this extension.

On December 10, 2003, the holder of the Debentures voluntarily converted the entire principal amount of the Debentures into 1,923,076 shares of Common Stock pursuant to the terms of the Debentures.

The Company’s contractual obligations due in by period as of December 31, 2003 are as follows (in thousands):

	Less than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years	Total
Long-term debt	$323	$667	$816	$717	$2,523
Operating leases	243	466	352	2,368	3,429
Total	$566	$1,133	$1,168	$3,085	$5,952

Going Concern

The Company’s consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business.  For the nine months ended December 31, 2003, the Company incurred a net loss of $42,000.   During the years ended March 31, 2003, 2002 and 2001, the Company incurred losses of $1,775,000, $2,589,000 and $1,067,000, respectively.  The Company’s working capital at December 31, 2003 was $3,141,000 with cash and cash equivalents amounting to $1,517,000.  Net cash and cash equivalents provided by operating activities for the nine months ended December 31, 2003 was $1,116,000.   For the years ended March 31, 2003 and 2002, net cash and cash equivalents used in operating activities amounted to $502,000 and $567,000, respectively.

The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms of its financing agreements, to obtain additional financing or refinancing as may be required, to sustain profitability, or a combination thereof.  Although the Company generated cash and cash equivalents from operating activities for the nine months ended December 31, 2003, there can be no assurance that future efforts will continue to be successful or that the Company will have sufficient cash resources to support its future operations.  The accompanying unaudited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Accounting Policies

Our unaudited financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X.  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses.  These estimates and assumptions are affected by management’s application of accounting policies.  The Company has identified certain policies that require the application of significant judgment by management.  Our most critical accounting policies are those related to inventory valuation, revenue recognition, equipment and leasehold improvements, income taxes and impairment of long-lived assets.  These critical accounting policies are stated in the notes to consolidated financial statements in the Company’s previously filed report on Form 10-K for the fiscal year ended March 31, 2003.  This discussion and analysis should be read in conjunction with such notes and our consolidated financial statements and related notes included elsewhere in this report.

Other Material Events

Common Stock Listing

On June 18, 2003, the Company received notification from NASDAQ that it had been granted an additional 90 days until September 10, 2003 to meet compliance for continued listing on the SmallCap Market.   On September 15, 2003, the Company requested a hearing with the NASDAQ Listing Qualifications Panel (the “Panel”) which was subsequently heard on October 16, 2003.   On November 14, 2003, the Company announced that in response to the appeal, the Company was given until November 20, 2003 to demonstrate a closing bid price of at least $1.00 per share for a minimum of ten consecutive trading days.

In a letter dated November 26, 2003, the Panel determined that the Company had evidenced compliance with all requirements necessary for continued listing on the SmallCap Market, stating - “As of the close of business on November 25, 2003, the Company demonstrated a closing bid price of at least $1.00 per share for 13 consecutive trading days.   Accordingly, the Panel determined to continue the listing of the Company’s securities on the NASDAQ SmallCap Market.”

Conversion of Debentures

On December 10, 2003, the holder of the $1,250,000 principal amount Debenture voluntarily converted the debt to 1,923,076 shares of the Company’s common stock pursuant to the terms of the Debentures.

Recent Accounting Pronouncements

In May 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”  SFAS No. 150 requires issuers to classify as liabilities (or assets in some circumstance) three classes of freestanding financial instruments that embody obligations for the issuer.  Generally, SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003.  In November 2003, the effective date for certain mandatorily redeemable non-controlling interests has been deferred indefinitely.  The adoption of SFAS No. 150 did not have a material effect on the Company’s financial condition, results of operations or liquidity.

Outlook

This outlook section contains a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially. See also the discussion of going concern uncertainty included elsewhere in Item 2.

To successfully produce and market high-value natural products from microalgae has been and continues to be our strategy.  Our current line of product offerings include Certified Organic and Naturally Cultivated Spirulina Pacifica® in powder, flake and tablet form, NatuRose® natural astaxanthin powder for the animal nutrition market, BioAstin® natural astaxanthin in lipid extract, softgel caplet and micro-encapsulated beadlet form for the human nutrition and cosmetic industries and Phycobiliproteins for use in medical diagnostics.  Information about our Company and our products can be viewed at www.cyanotech.com, www.nutrex-hawaii.com or www.phycobiliprotein.com.  Consumer products can be purchased online at www.nutrex-hawaii.com.

Net sales for the third quarter of 2004 were $3,024,000, a 6% increase above the $2,840,000 reported for the second quarter ended September 30, 2003.   Third quarter sales increased in all of the Company’s bulk products, however, this was partially offset by the expected decline in packaged product sales due to the seasonal holiday downturn in demand from our distributors.

Our natural astaxanthin products continued to experience strong demand in both the human nutrition and animal nutrition markets.  Our efforts in the human application market with BioAstin are promising and we are continuing our work with industry-leading cosmetic manufacturers, pharmaceutical companies that offer branded nutraceuticals, direct marketing organizations and natural food supplement manufacturers to integrate BioAstin into their products.

Likewise, NatuRose has become the natural alternative to synthetic astaxanthin in the aquaculture market, especially in Japan.  Recent news articles highlight the problems with farmed fish, such as salmon, which are not raised on a natural diet but are fed synthetic astaxanthin in order to make farmed raised salmon appear like their wild counterparts.   Wild salmon are naturally pink or orange in color due to natural astaxanthin, a carotenoid that not only adds color, but also possesses natural antioxidant and anti-aging properties.   The appeal of our product, NatuRose, is that it is derived from a natural source and produces results comparable, or in some cases superior, to petro-chemical based synthetic astaxanthin.   Consistent with last fiscal year, we expect some seasonal impact to our NatuRose sales for the aquaculture market in the last quarter of fiscal 2004.

This quarter’s increased level of sales was accompanied by an increase in gross profit margin resulting from improved production efficiency.  Reducing our cost of production while concurrently allowing us to maintain our ability to cultivate and manufacture our high quality products at levels sufficient to serve our customers is the aim of our effort.   We are in the process of allocating more ponds to astaxanthin to increase production volumes while concurrently optimizing our Spirulina production by improving yield and quality.  However, there can be no assurance that such efforts will provide continuing improvement in gross profit margin.  This effort may result in higher investment in capital equipment in future periods.

Our Company is firmly committed to its ongoing cost containment effort aimed at controlling our level of operating expenses.  While operating expenses increased slightly during the third quarter as a result of higher general and administrative costs, we were still able to keep our operating expense to a level consistent with the prior sequential quarter.   Such efforts have resulted in Cyanotech’s return to profitability, reporting net income of $109,000 for the quarter ended December 31, 2003.   This improvement is due to the hard work of every employee in our Company and we are pleased with the results.

We enter the final quarter of fiscal 2004 with a much improved financial condition.  Our December 31, 2003 consolidated balance sheet reflects the improvement in operations with higher cash balances and working capital and lower long-term debt, (as the result of voluntary conversion of the debentures — see Note 4 of Notes to Consolidated Financial Statements).  In addition to reducing overall debt and increasing the Company’s net equity, this conversion will decrease future quarterly interest expense by approximately $31,000.

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

Item 4.  Controls and Procedures

In accordance with Item 307 of Regulation S-K promulgated by the Securities and Exchange Commission, the Chairman of the Board, President and Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) of the Company (the “Certifying Officers”) have conducted an evaluation of the Company’s disclosure controls and procedures as of December 31, 2003.  As defined under Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” refers to controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

     On November 14, 2003, the Company filed a report on Form 8-K in conjunction with a press release announcing that the Nasdaq Listing Qualifications Panel had made a decision that in order for the Company’s shares to remain listed on the Nasdaq SmallCap Market, the Company’s common stock must demonstrate a closing bid price of at least $1.00 per share for a minimum of ten consecutive trading days on or before November 20, 2003.

     On December 1, 2003, the Company filed a report on Form 8-K in conjunction with a press release announcing that Cyanotech had received notification that the Nasdaq Listing Qualifications Panel had determined to continue the listing of the Company’s securities on the Nasdaq Small Cap Market.

     On December 11, 2003, the Company filed a report on Form 8-K in conjunction with a press release announcing that the holder of a $1,250,000 principal amount convertible debenture had voluntarily converted the debt to 1,923,076 shares of the Company’s common stock.

On February 2, 2004, the Company filed a report on Form 8-K in conjunction with the Company’s press release announcing the financial results of the Quarter ended December 31, 2003.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYANOTECH CORPORATION (Registrant)

February 13, 2003	By:	/s/	Gerald R. Cysewski
(Date)			Gerald R. Cysewski
Chairman of the Board,
President and Chief Executive Officer

	By:	/s/	Jeffrey H. Sakamoto
Jeffrey H. Sakamoto
Vice President – Finance & Administration
(Principal Financial and Accounting Officer)