Form 10-K
period 2004-03-31
CYANOTECH CORP
filed 2004-06-29
CIK 768408

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2004

Commission File Number 0-146-02

CYANOTECH CORPORATION
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	91-1206026 (I. R. S. Employer Identification No.)
73-4460 Queen Kaahumanu Highway, Suite 102, Kailua-Kona, Hawaii	96740
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (808) 326-1353

Securities registered pursuant to Section 12(b) of the Act:
 None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.005 par value
(Title of Class)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒        No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12-b of the Act).
Yes ☐        No ☒

        The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant on June 18, 2004 was approximately $21,367,000 based on the closing sale price of the Common Stock on the NASDAQ SmallCap Market on that date.

        Number of shares outstanding of Registrant's Common Stock at June 18, 2004 was 20,743,990.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's Definitive Proxy Statement for its 2004 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission on or prior to July 2, 2004 and to be used in connection with the Annual Meeting of Stockholders expected to be held on August 16, 2004, are incorporated by reference in Part III of this Form 10-K.

PART I

Item 1. Business

General

        Cyanotech Corporation is a world leader in the production of high value natural products derived from microalgae. Incorporated in 1983, the Company is guided by the principle of providing beneficial, quality microalgal products for human and animal nutrition in a sustainable, reliable and environmentally sensitive operation. We are ISO 9001:2000 compliant, reinforcing our commitment to quality in our products, to quality in our relationships (with our customers, suppliers, co-workers and the communities we live in), and to quality of the environment we work in. The Company's products include:

  •
  BioAstin® natural astaxanthin, a powerful antioxidant with expanding application as a human nutraceutical in areas such as enhanced immune response, sunburn protection and relief from pain and inflammation caused by conditions such as carpal tunnel syndrome and rheumatoid arthritis;

  •
  NatuRose® natural astaxanthin, used as a feed ingredient for the aquaculture feed industry, specifically providing natural pigmentation to aquaculture-raised shrimp, salmon, yellowtail tuna and "tai" (red sea bream), and for the animal feed industry such as in poultry feed formulations to naturally pigment the yolk of chicken eggs;

  •
  Spirulina Pacifica®, a nutrient-rich dietary supplement used for extra energy, a strengthened immune system and as a source of antioxidant carotenoids; and

  •
  Natural phycobiliproteins, highly fluorescent pigments used as tags or markers in many kinds of biological assays in the immunological diagnostics market.

        Microalgae are a diverse group of microscopic plants that have a wide range of physiological and biochemical characteristics and contain, among other things, high levels of natural protein, amino acids, vitamins, pigments and enzymes. Microalgae have the following properties that make commercial production attractive: (1) microalgae grow much faster than land grown plants, often up to 100 times faster; (2) microalage have uniform cell structure with no bark, stems, branches or leaves, permitting easier extraction of products and higher utilization of the microalgae cells; and (3) the cellular uniformity of microalgae makes it practical to manipulate and control growing conditions in order to optimize a particular cell characteristic. Efficient cultivation of microalgae requires consistent light, warm temperature, low rainfall and proper chemical balance in a very nutrient-rich environment. If the chemical composition of a pond changes from its required balance, contamination can occur as a result of the growth of unwanted organisms.

        Since 1983, we have designed, developed and implemented proprietary production and harvesting technologies, systems and processes resulting in the elimination of many of the stability and contamination problems frequently encountered in the production of microalgae. Our capacity to produce these products at our 90-acre facility on the Kona Coast of Hawaii provides significant advantages. We selected the Keahole Point location in order to take advantage of the consistent warm temperatures, abundant sunshine and low levels of rainfall needed for optimal cultivation of microalgae. This location also offers us access to cold deep ocean water, drawn from an offshore depth of 2,000 feet, which we use in our patented Ocean-Chill Drying system to eliminate the oxidative damage caused by standard drying techniques and as a source of trace nutrients for microalgal cultures. We believe that our technology, systems, processes and favorable growing location permit year-round harvest of our microalgal products in a cost-effective manner.

        Unless otherwise indicated, all references in this report to the "Company," "we," "us," "our," and "Cyanotech" refer to Cyanotech Corporation and its wholly owned subsidiaries, Nutrex Hawaii, Inc.

("Nutrex Hawaii" or "Nutrex"), a Hawaii corporation, and Cyanotech Japan YK ("Cyanotech Japan" or "CJYK"), a Japan corporation.

Cyanotech's Business

        The Company operates entirely in one operating segment, the cultivation and production of microalgae into high-value, high-quality natural products. The Company currently cultivates, on a large-scale basis, two microalgal species from which our two major product lines, our spirulina products and our natural astaxanthin products, are derived. The following table sets forth, for the three years ended March 31, 2004, the net sales contributed by each of the Company's product lines (in thousands):

	Net Sales
	2004	2003	2002
Spirulina products:
Spirulina Pacifica	$6,511	$6,181	$6,086
Natural astaxanthin products:
NatuRose	2,545	1,301	1,009
BioAstin	2,388	1,312	685
Other including phycobiliproteins	138	157	455

Total	$11,582	$8,951	$8,235

Spirulina Products

        Since 1985, Cyanotech has been producing a strain of spirulina microalgae marketed as Spirulina Pacifica. Accounting for 56%, 69% and 74% of net sales for the years ended March 31, 2004, 2003 and 2002, respectively, Spirulina Pacifica provides a vegetable-based, highly absorbable source of protein, natural beta-carotene, mixed carotenoids, B vitamins, gamma linolenic acid, essential amino acids and other phytonutrients. Spirulina Pacifica is produced in three forms: powder, flake and tablets. Powder is used as an ingredient in nutritional supplements and health food drinks while flakes are used as a seasoning on various foods. Tablets are consumed as a daily dietary supplement. All three forms are sold as raw material in bulk quantities and as packaged consumer products under the Nutrex Hawaii label.

        Since 1994, we have produced two grades of Spirulina Pacifica: an all-natural grade cultivated by using conventional agricultural fertilizers and an organic grade that is cultivated using only organic fertilizers. Our organic Spirulina Pacifica is grown and processed in accordance with the National Organic Program of the United States Department of Agriculture ("USDA") effective October 2002. Prior to the establishment of the USDA organic standard, our organic standard was the California Organic Food Act of 1990. Our organic cultivation and processing methods are certified annually by Quality Assurance International of San Diego, California, a leading third-party agency. In addition to such organic certification, both grades of Spirulina Pacifica are certified Kosher by Organized Kashrus Laboratories of Brooklyn, New York and are cultivated without the use of herbicides or pesticides.    In March 2003, Cyanotech and Earthrise Nutritionals, Inc. of Petaluma, California submitted a joint notice to the United States Food and Drug Administration ("FDA") reporting their determination, through scientific procedures, that the spirulina cultivated by both companies is GRAS (generally recognized as safe) for addition to a variety of foods. In November 2003, the FDA concluded the notification procedure by written response that it had no questions about the companies' determination that spirulina is GRAS for addition to a variety of foods.

        Our Spirulina Pacifica is cultivated in a combination of fresh water and a metered amount of nutrient-rich deep ocean water (containing essential trace elements), drawn from a depth of 2,000 feet below sea level. This water mixture is supplemented with the other major required nutrients such as sodium bicarbonate (baking soda) and infused with carbon dioxide. With the exception of deep ocean water, the raw materials and nutrients required in our spirulina production are available from multiple sources; however, there can be no assurance that the pricing from a new source will be comparable to current pricing. In the case of deep ocean water, although abundantly available at this location, the facility to pump and deliver the water to the Company is owned by the State of Hawaii. The facility is constructed of two separately located pump stations providing redundancy should one station fail. The State of Hawaii sets the price for deep ocean water annually based on its cost to deliver the water. If the pricing for a critical raw material or nutrient significantly increases, this could have a material adverse effect on our business, financial condition and results of operations. The ability of the Company's suppliers to meet performance and quality specifications and delivery schedules is important to operations.

        Continuing the production process, the spirulina crop in each pond is circulated by paddlewheels to keep an even blend of nutrients in suspension and a uniform exposure of the algae to sunlight. Our ponds are engineered to maintain the right media depth for sunlight to permeate each crop completely, facilitating rapid growth. The design of our cultivation ponds promotes efficient growing conditions, allowing the Spirulina Pacifica algae to reproduce rapidly. Each pond can be harvested, on average, in six days. As sunlight is a major component of cultivation, production can be impacted from seasonality changes during the winter months, with shortened daylight hours and potential inclement weather. Based on fiscal 2004 activity, the difference in finished goods produced between the quarter with the highest volume and the lowest was approximately 6% (using the lowest quarter's production volume as the basis).

        Once ready for harvest, some 70% of the spirulina algae is pumped from a pond through underground pipes to our processing building where the crop is separated from the culture media by stainless steel screens. The remaining culture serves as an inoculum for the next growth cycle. Harvested spirulina is washed with fresh water and vacuum filtered before moving to the drying stage. Culture media separated from spirulina algae during processing is conserved and recycled. Recycled media is refortified with nutrients before being returned to the culture ponds for another cycle of cultivation. Our Integrated Culture Biology Management ("ICBM") technology for microalgae cultivation has proven to be a reliable and stable operating environment, allowing us to grow and harvest spirulina without significant contamination by unwanted microorganisms and without associated loss of productivity.

        Spirulina Pacifica powder is dried via our patented low-oxygen Ocean-Chill Drying process, thereby preserving high levels of antioxidant carotenoids and other nutrients sensitive to heat and oxygen. This process also allows us to recover carbon dioxide from our drying system gas to be reused as a raw material back in our growing ponds. The drying process takes about six seconds and results in a dark green powder. Spirulina powder is difficult to form into tablets. Most tablet manufacturers either add high amounts (from 10% to 30%) of inert substances to "glue" the tablet together or use a heat granulation process that destroys nutrients. In contrast, our Spirulina Pacifica tablets (except for our Hawaiian Energizer label) contain a maximum of 2% of such substances and are produced in cold press compression tablet-making machines. Our Spirulina Pacifica flakes are produced by combining freshly harvested Spirulina Pacifica with food-grade lecithin and drying this blend in a proprietary system.

        Each production lot of Spirulina Pacifica is sampled and subjected to thorough quality control analyses including testing for moisture, carotenoids, minerals, color and taste, among others. Further, each lot of our Spirulina Pacifica undergoes a prescribed set of microbiological food product tests, including total aerobic bacteria, coliform bacteria and E. coli. The Spirulina Pacifica powder, tablets and flakes are vacuum-sealed in oxygen-barrier foil laminate bags along with a packet of oxygen absorbent. This packaging ensures product freshness and extends the shelf life of bulk Spirulina Pacifica products. The Company's packaged consumer products are bottled and labeled by two contractors in California.

These contractors are organic and Kosher certified, subject to regular government inspections. Such packaging services are readily available from multiple sources.

        The majority of our bulk spirulina sales are to health food manufacturers and formulators with their own spirulina product lines, many of whom identify and promote Cyanotech's Hawaiian Spirulina Pacifica in their products. Such customers purchase bulk powder or bulk tablets and package these products under their brand label for sale to the health and natural food markets. Many of the brands produced by these customers are marketed and sold domestically in direct competition with the packaged consumer products sold through our Nutrex Hawaii subsidiary. Nutrex Hawaii packaged consumer products are sold through an established health food distribution network in the domestic market and shipped through one of our wholesale distributors. In selected foreign markets, we have exclusive sales distributors for both our bulk and packaged consumer products.

        Our Spirulina Pacifica products compete with a variety of vitamins, dietary supplements, other algal products and similar nutritional products available to consumers. The nutritional products market is highly competitive and includes international, national, regional and local producers and distributors, many of whom have greater resources than Cyanotech and many of whom offer a greater variety of products. Our direct competition in the spirulina market is currently from Dainippon Ink and Chemical Company's Earthrise facility in California and several farms in China. Other competitors include numerous smaller farms in China, India, Thailand, Taiwan, Cuba, South Africa and South America. The market for spirulina is mature with slow growth expected in future periods. In this mature market, the Company has experienced increased price competition due to more spirulina suppliers as well as a larger portion of sales coming from bulk product orders whose customers generally treat these products as commodities with price being the major determining factor driving their purchasing decision. As one of the largest producers of spirulina, our challenge is to increase our market share among customers who seek the high-quality products we produce while concurrently adjusting our product mix to meet our revenue targets. As of March 31, 2004, the backlog of orders for all spirulina products totaled approximately $334,000, and such orders are expected to be fulfilled in the first quarter of fiscal year 2005. As of March 31, 2003, backlogged orders totaled approximately $266,000.

Natural Astaxanthin Products

        The Company commenced commercial production of natural astaxanthin in early 1997 with the introduction of NatuRose to the aquaculture market. Astaxanthin is a red pigment used in the aquaculture market primarily to impart a pink to red color to the flesh of commercially raised fish and shrimp but also has been found to be essential for their proper growth and survival. Since its introduction, several feeding trials have been performed by our customers and potential customers that prove the efficacy of NatuRose as an alternative to the petrochemical-based synthetic astaxanthin presently used by most aquaculture companies. The appeal of our product is that it is derived from a natural source and produces results that are comparable, or in some cases superior, to synthetic astaxanthin. Sold in bulk quantities as a powder, NatuRose sales accounted for 22%, 14% and 12% of net sales for the years ended March 31, 2004, 2003 and 2002, respectively.

        In 1999, our natural astaxanthin product for the human nutrition market, BioAstin, was introduced. BioAstin sales accounted for 21%, 15% and 9% of net sales for the years ended March 31, 2004, 2003 and 2002, respectively. BioAstin is produced in three forms: a liquid lipid extract, gelcaps and microencapsulated "beadlets" with all three forms sold in bulk quantities. BioAstin gelcaps are also sold in packaged consumer form under the Nutrex Hawaii label. A growing body of scientific literature is suggesting that the beneficial antioxidant properties of natural astaxanthin may surpass many of the antioxidant properties of vitamin C, vitamin E, beta-carotene and other carotenoids. Independent scientific studies indicate that in certain models, natural astaxanthin has up to 550 times the antioxidant activity of vitamin E and 10 times the antioxidant activity of beta-carotene.

        The Company produces natural astaxanthin from Haematococcus pluvialis microalgae grown in fresh water supplemented with nutrients. As these algae are extremely susceptible to contamination by unwanted algae, protozoa and amoebae, the Company developed a proprietary system known as the PhytoDome Closed Culture System or PhytoDome CCS to overcome this problem. Using these large-scale photobioreactors, we are able to grow consistently large volumes of contaminant-free Haematococcus culture. Raw materials and nutrients for our natural astaxanthin production share the same sourcing constraints and pricing risks as those existing in our spirulina production. Fresh water is critical to the production of our natural astaxanthin and is supplied by the County of Hawaii. While the Company has not experienced any constraint on fresh water availability to date, availability could be impacted by a significant population growth in the region as well as throughput constraints on the water delivery infrastructure. The Company has met with officials of the County of Hawaii to assess the fresh water situation and evaluate the probability of future risks. The Company recycles fresh water in its production process where possible and continues to explore further recycling opportunities. However, there is no guarantee that these efforts will result in significant changes to our fresh water utilization.

        For the final stage of cultivation, the Haematococcus algae is transferred to open ponds where an environmental stress is applied causing the algae to form spores which accumulate high levels of astaxanthin. Once ready for harvest, the media containing these spores is transported through underground pipes to our astaxanthin processing building where the culture media and algal spores are separated. Fresh water recovered from this stage of processing may be recycled for further use in cultivation. The harvested algal spores are dried to a fine powder. During processing, the spores are cracked in a proprietary system to assure high bioavailability of astaxanthin. Each production lot of astaxanthin is sampled and tested for astaxanthin concentration. Finally the bulk powder is vacuum-sealed in oxygen-barrier foil laminate bags along with a packet of oxygen absorbent.

        Unlike spirulina, astaxanthin is produced in a batch-mode and each cultivation pond must be completely drained and thoroughly cleaned between cycles. While the entire astaxanthin production cycle takes a total of four weeks, each stage of the four-step process is staggered and continuously feeds the next stage of cultivation. As a result, we are currently able to produce a new crop of astaxanthin from each of our 500,000 liters culture ponds approximately once per week. Pond cultivation can be negatively impacted seasonally with shortened daylight hours and potential inclement weather in winter months. Based on fiscal 2004 activity, the difference in finished goods produced between the quarter with the highest volume and the lowest was approximately 13% (using the lowest quarter's production volume as the basis).

        Natural astaxanthin for human consumption is processed further utilizing a high-pressure extraction process. The resulting product is a lipid extract insoluble in water used for the production of gelcaps. This product can also be micro-encapsulated into "beadlets" which our customers use in other formulations. All natural astaxanthin products destined for human consumption undergo a prescribed set of microbiological food product tests to ensure safety and quality. The Company uses third party contractors for the extraction services, the production of gelcaps and the production of beadlets. Although these services are available only from a limited number of sources, we have the ability to use other parties if any of the current contractors become unavailable; however, there is no assurance that the pricing from a new contractor will be comparable to current negotiated pricing. In addition, a new contractor would have to pass the Company's qualification process ensuring quality standards can be met or exceeded. If the pricing, for any of these services, significantly increases, this could have a material adverse effect on our business, financial condition and results of operations.

        NatuRose is sold through a network of agents and distributors primarily to feed manufacturers and farmers in the aquaculture industry. Japan is one of our primary markets for the application of NatuRose in aquaculture and was a major factor in our decision to establish CJYK as a channel of distribution. In addition, NatuRose is sold to poultry feed formulators to naturally pigment the yolk of chicken eggs and to formulators of feeds for commercial breeding of high-value tropical fish. As our product is a natural astaxanthin, many of these formulators identify NatuRose by name as a component of their feed.

        The animal nutrition astaxanthin market is currently dominated by Royal DSM of the Netherlands ("Royal DSM"). Royal DSM purchased F. Hoffmann-LaRoche's division of vitamins and fine chemicals, including their synthetic astaxanthin operation, in 2003. NatuRose competes with the synthetic astaxanthin products derived from petrochemicals as well as other natural astaxanthin products derived from other natural sources such as Phaffia yeast. Although synthetic astaxanthin has widespread use as a pigmentation source in commercial aquaculture, independent scientific analysis and feeding trials have shown that the molecular structure of the astaxanthin derived from the Haematococcus microalga more closely resembles the astaxanthin obtained naturally by fish in the wild. With the continued growth in the world aquaculture industry and the growing propensity towards "natural" alternatives, we believe NatuRose can compete against other products on the basis of its natural state, performance and price.

        While the positive effects of astaxanthin in aquaculture have been recognized for years, the potential benefits of astaxanthin to human health are still emerging. As natural astaxanthin is one of the most potent and bioactive biological antioxidants found in nature, the number of potential roles of natural astaxanthin for human health is growing. Much research has been published in recent years on the beneficial roles of antioxidants in our health, in the aging process and on specific health conditions. The full efficacy of BioAstin as a human nutraceutical supplement requires significant clinical studies and testing and, although the Company did not spend significant amounts on clinical trials in fiscal 2004 due to our efforts to contain costs, continued independent antioxidant research and prior clinical trials show promising human applications. The Company holds three United States patents relating to the usage of BioAstin in the treatment of Carpal Tunnel Syndrome, the treatment of canker/cold sores and for its use as a topical and oral sunscreen.

        BioAstin is sold in the liquid lipid form as a raw ingredient to dietary supplement manufacturers, health food formulators and cosmetic manufacturers and BioAstin gelcaps and beadlets are sold in bulk quantities to distributors. BioAstin gelcaps are also sold as a packaged consumer product through Nutrex Hawaii directly to natural product distributors, retailers and consumers. BioAstin competes directly with similar products marketed by other manufacturers including Fuji Chemical of Japan, Algatechnologies of Israel and U.S. Nutraceuticals and Mera Pharmaceuticals in the United States. In the general category of nutritional supplements, BioAstin also competes with a variety of vitamins, dietary supplements and other antioxidant products available to consumers. The nutritional products market is highly competitive and includes international, national, regional and local producers and distributors, many of whom have greater resources than Cyanotech and many of whom offer a greater variety of products.

        The natural astaxanthin market is an emerging market. In order to meet anticipated future demand growth, the Company is in the process of increasing astaxanthin production by converting existing spirulina ponds to Haematococcus cultivation and constructing additional PhytoDome CCS modules. Concurrent with this conversion, the Company is investing in key production equipment currently operating at or near full utilization thus providing for future redundancy in the case of equipment failure. It is anticipated that the expansion will be phased in with full completion by the end of the third quarter of fiscal 2005 at an estimated cost of approximately $750,000. The Company estimates that the expansion may provide an increase of up to 70% over current production volumes for our natural astaxanthin. In addition, the Company believes that production, sales and our ability to meet our customer demands for spirulina may be impacted from the conversion of ponds.

        As of March 31, 2004, the backlog of orders for all natural astaxanthin products totaled approximately $389,000 and such orders are expected to be fulfilled in the first quarter of fiscal 2005. As of March 31, 2003, backlogged orders totaled approximately $202,000.

Phycobiliprotein Products

        The Company also produces phycobiliproteins for sale to the medical and biotechnology research industries. Phycobiliproteins are highly fluorescent pigments purified from microalgae. Their spectral properties make them useful as tags or markers in many kinds of biological assays, such as flow cytometry, fluorescence immunoassays and fluorescence microscopy. We do not anticipate that phycobiliproteins will represent a significant component of total sales in future periods.

Major Customers

        Approximately $1,560,000 or 13% of net sales for the year ended March 31, 2004 were to Spirulina International B. V., a spirulina marketing and distribution company based in the Netherlands. Sales to this customer amounted to $1,546,000 or 17% of net sales for the fiscal year 2003 and $1,031,000 or 13% of net sales for the fiscal year 2002. We believe that sales to this customer will continue to represent a significant portion of total net sales in future periods and any significant reduction in demand from this customer could have a material adverse effect on our business, financial condition and results of operations.

Research and Development

        Cyanotech's expertise is in the development of efficient stable and cost-effective production systems for microalgal products. Our researchers investigate each specific microalga identified in the scientific literature for potentially marketable products and then strive to develop the technology to grow such microalgae on a commercial scale. Successful microalgal product development is highly uncertain and is dependent on numerous factors, many beyond the Company's control. Products that appear promising in early phases of development may be found to be ineffective, may be uneconomical because of manufacturing costs or other factors, may be precluded from commercialization due to the proprietary rights of other companies, or may fail to receive necessary regulatory approvals.

        The Company had research and development expenditures of $149,000 in fiscal 2004, $217,000 in fiscal 2003 and $343,000 in fiscal 2002. The Company curtailed its scientific clinical trials during fiscal 2004 as part of our efforts to contain cost. Fiscal 2004 expenses were aimed at increasing our production yields and continually improving the quality and stability of our products. In fiscal 2003, efforts were primarily directed at validating the anecdotal indications of BioAstin through clinical evaluations and trials. In fiscal 2002, efforts were primarily directed at validating the efficacy of NatuRose as an alternative to synthetic pigments in both aquaculture and avian feed markets. The Company will explore customer sponsored research and development as a potential opportunity in the future. Amounts spent on customer-sponsored research were not material in the three years ended March 31, 2004.

Patents, Trademarks and Licenses

        Cyanotech has received five United States patents: two on aspects of our production methods and three for use of our BioAstin products. The Company views its proprietary rights as important, but believes that a loss of such rights is not likely to have a material adverse effect on the Company's present business as a whole. The Company's operations are not dependent upon any single trademark, although some trademarks are identified with a number of the Company's products and are of importance in the sale and marketing of such products.

Regulations and Environmental Matters

        On March 18, 2002, the Company was issued an Endangered Species Act ("ESA") incidental take permit by the United States Department of Interior Fish and Wildlife Service ("FWS"). The ESA defines incidental take as take that is "incidental to, and not the purpose of, the carrying out of an otherwise lawful activity." This permit authorizes incidental take of the endangered Hawaiian stilt (Himantopus mexicanus knudseni) that is anticipated to occur as a result of ongoing operations and maintenance at the Company's Kona facility. As a mandatory component for the issuance of a permit, the Company developed and submitted a habitat conservation plan ("HCP") to ensure that the effects of the permitted action on listed species are adequately minimized and mitigated.

        The HCP called for the creation of a nesting and breeding ground for the Hawaiian stilt to offset any take activity. The Company complied with these requirements in 2002. The breeding program was so successful that the increase in the Hawaiian stilt population in the area became a potential hazard for the adjacent State airport facility. The Company disassembled the stilt habitat and is mitigating "take" by using standard non-lethal hazing devices to discourage nesting and breeding.

        A requirement of the incidental take permit is to provide insurance of funding for project completion for the term of the incidental take permit. The Company's insurance broker was unable to locate an underwriter who would provide such a bond. As permitted by law, the FWS waived this requirement recognizing that this HCP did not involve a significant capital expenditure. However, under Hawaii state law, no waiver provision is available. In lieu of insurance, the Company provided a refundable deposit of approximately $89,000 to the State of Hawaii. The permit expires on March 17, 2005 and is renewable.

Employees

        As of March 31, 2004, the Company employed 64 people on a full-time basis. Of the total, 44 are involved in the harvesting and production process, 4 in research and development and the remainder in sales, administration and support. Management believes that its relations with employees are good. We currently are experiencing some difficulty in attracting entry-level operations personnel due to increased wage competition for workers due to the growth in the State's construction industry. None of our employees are subject to collective bargaining agreements.

Internet Information

        Our Internet address is www.cyanotech.com. There we make available, free of charge, copies of Cyanotech news releases and financial statements issued in the last 12 months. The information found on our Web site, unless otherwise indicated, is not part of this or any other report we file with or furnish to the Securities and Exchange Commission. Spirulina Pacifica and BioAstin are sold directly online through the Company's website, www.nutrex-hawaii.com, as well as through resellers in over 30 countries worldwide. Technical information for the Company's phycobiliproteins products is available at www.phycobiliprotein.com. Corporate data, product information and charters of our Board committees are also available at www.cyanotech.com.

Item 2. Properties

        The Company's principal facility and corporate headquarters is located at the Natural Energy Laboratory of Hawaii Authority ("NELHA") at Keahole Point in Kailua-Kona, Hawaii. It encompasses approximately 90 fully developed acres containing microalgal cultivation ponds, processing facilities, research and quality control laboratories, and sales and administrative offices. The property is leased from the State of Hawaii under a 30-year commercial lease expiring in 2025. We believe that there is sufficient available land at NELHA to meet our currently anticipated needs.

        The Company also rents warehouse space near NELHA and also in San Dimas, California and office space in Toyko, Japan.

Item 3. Legal Proceedings

        There were no legal matters addressed during fiscal 2004.

Item 4. Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of stockholders during the fourth quarter of fiscal 2004.

Executive Officers of the Registrant

        The executive officers and other key employees of Cyanotech as of March 31, 2004 were as follows:

Name	Age	Position
Gerald R. Cysewski, Ph. D	55	Chairman of the Board, President and Chief Executive Officer
Jeffrey H. Sakamoto	46	Chief Financial Officer, Vice President—Finance and Administration, Secretary and Treasurer
Glenn D. Jensen	45	Vice President—Operations
Robert J. Capelli	44	Vice President—Sales
John E. Dore, Ph. D	38	Scientific Director
E. Dennis Ehrenberg	44	Director of Production

        Dr. Cysewski co-founded Cyanotech in 1983. Since March 1990, Dr. Cysewski has served as President and Chief Executive Officer and prior to this time, served as Scientific Director. Dr. Cysewski has also served as a Director since the Company's founding. In 1998, he was Vice Chairman of the Board and in October 1990 was he appointed Chairman of the Board. Prior to his tenure at Cyanotech, from 1980 to 1982, Dr. Cysewski was group leader of microalgae research and development at Battelle Northwest, a major contract research and development firm. From 1976 to 1980, Dr. Cysewski was an assistant professor in the Department of Chemical and Nuclear Engineering at the University of California, Santa Barbara. Dr. Cysewski received his doctorate in Chemical Engineering from the University of California at Berkeley.

        Mr. Sakamoto has served as Chief Financial Officer, Vice President—Finance & Administration, Secretary and Treasurer since March 2003. Previously, he served as Controller from 1997 to 2003. He joined the Company in 1995 as Accounting Manager. Prior to joining Cyanotech, Mr. Sakamoto served as Assistant Controller for Hale Makua, Inc., a healthcare organization and as Accounting Manager for the Hawaii Division of Fleming Foods. Mr. Sakamoto holds a B.B.A. degree in Accounting from the University of Hawaii at Manoa.

        Mr. Jensen has served as Vice President—Operations since May 1993. He had been Production Manager since 1991. Mr. Jensen joined Cyanotech in 1984 as Process Manager. Prior to joining the Company, Mr. Jensen worked as a plant engineer at Cal-Alga, a spirulina production facility, near Fresno, California. Mr. Jensen holds a B.S. degree in Health Science from California State University, Fresno.

        Mr. Capelli, has served as Vice President—Sales since March 2002. He joined the Company in January 2002 as Director of Sales. Prior to joining Cyanotech, Mr. Capelli was Senior Sales Manager for Forecite-The Source, a division of Tree of Life, Inc. Mr. Capelli holds a B.A. degree from Rutgers University.

        Dr. Dore has served as Scientific Director since joining the Company in March 2002. He is also a member of the faculty of the University of Hawaii at Manoa as an Associate Researcher, a position held since March 2000. Prior to joining Cyanotech, from 1996 to 2000, Dr. Dore was Product Development Manager at Aquasearch, Inc., a manufacturer of natural products from microalgae. Dr. Dore holds a B.S. degree in Engineering Science—Bioengineering from the University of California at Berkeley and a doctorate in Biological Oceanography from the University of Hawaii at Manoa.

        Mr. Ehrenberg was appointed Director of Production in March 2004. Before holding this position, Mr. Ehrenberg was Inventory and Materials Control Manager. He joined the Company in November 2001. Prior to joining Cyanotech, from 1996 to 2001, Mr. Ehrenberg was involved in various aspects of production at Aquasearch, Inc. as the Quality Assurance Coordinator and Director of Purchasing. Mr. Ehrenberg holds a B.A. degree from Sonoma State University.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

        The Company's common stock is traded on the NASDAQ SmallCap Market under the symbol "CYAN". As of June 18, 2004, there were 1,337 registered holders of record of our common stock. The high and low selling prices as reported by the NASDAQ Stock Market were as follows:

Quarter Ended:	June 30	September 30	December 31	March 31
Fiscal 2004
Common stock price per share:
High	$0.72	$0.75	$1.97	$2.30
Low	$0.40	$0.41	$0.36	$1.05
Fiscal 2003
Common stock price per share:
High	$1.20	$0.85	$0.63	$0.60
Low	$0.40	$0.40	$0.26	$0.35

        During fiscal 2002, the Company's common stock was traded on the NASDAQ National Market. On June 17, 2002, the Company received a delisting warning letter from NASDAQ for failure to comply with the $1.00 per share minimum bid price. The Company was unable to regain compliance during the allowed grace period and subsequently applied for, and received listing for its common stock on the NASDAQ SmallCap Market. The Company was provided additional time to comply with all of the listing criteria for the SmallCap Market. On September 15, 2003, the Company requested a hearing with the NASDAQ Listing Qualifications Panel (the "Panel") which was subsequently heard on October 16, 2003. In a letter dated November 26, 2003, the Panel determined that the Company had evidenced compliance with all requirements necessary for continued listing on the SmallCap Market.

        The Company has never declared or paid cash dividends on its common stock. We currently intend to retain all of our earnings for use in the business and do not anticipate paying any cash dividends on common stock in the foreseeable future.

Item 6. Selected Financial Data

	Years ended March 31,
	2004	2003	2002	2001	2000
	(In thousands, except per share data)
Results of Operations
Net sales	$11,582	$8,951	$8,235	$8,043	$7,398
Gross profit	3,940	2,895	1,562	2,345	1,503
Income (loss) from operations	729	(1,210)	(2,185)	(708)	(4,312)
Net income (loss)	399	(1,775)	(2,589)	(1,067)	(4,485)
Net income (loss) per common share—diluted	0.02	(0.10)	(0.15)	(0.07)	(0.34)
Selected Balance Sheet Data
Cash and investment securities	2,531	579	1,051	2,269	405
Working capital	4,083	2,352	1,008	4,177	2,094
Total assets	18,357	17,482	18,400	21,423	19,689
Long-term debt, excluding current maturities	2,093	3,694	2,765	4,336	1,307
Stockholders' equity	14,440	12,273	13,191	15,695	16,645

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with the Company's consolidated financial statements and accompanying notes included in Part II. Item 8. Financial Statements and Supplementary Data. For a more comprehensive description of the Company's products and markets for such products, see Part I. Item 1. Business.

Overview

        Cyanotech Corporation's core competency is cultivating and processing microalgae into high-value, high-quality natural products for the human and animal nutrition markets. Our products are sold in bulk quantities to manufacturers, formulators and distributors in the health foods, nutritional supplements and animal nutrition markets and as packaged consumer products to distributors, retailers and direct consumer sales. The Company manufactures its products in Hawaii but markets them worldwide, generating 53%, 54% and 47% of its revenues outside of the United States for each of the years ended March 31, 2004, 2003 and 2002, respectively. Competing in a global marketplace, the Company is influenced by the general economic conditions of the countries in which its customers operate, including adherence to its customers' local governmental regulations and requirements. The Company has no material foreign exchange exposure.

        Fiscal 2004 marked the Company's return to profitability, reporting net income of $399,000 or $0.02 per diluted share. In addition, the Company's cash and cash equivalents balances improved over 300% to $2,531,000 from $579,000 a year ago with the increased cash balances generated from operating activities (see Consolidated Statements of Cash Flows in Part II. Item 8.) Working capital was $4,083,000 as of March 31, 2004 compared to $2,352,000 a year ago principally due to the increased cash balances derived from operations. In addition, in December 2003, the entire $1,250,000 principal amount of convertible subordinated debentures was voluntarily converted into 1,923,076 shares of Common Stock (see Note 5 of Notes to Consolidated Financial Statements in Part II. Item 8.)

        The current year's turnaround to profitability was the result of focused attention in three key areas: (1) market penetration of natural astaxanthin products, (2) continued stabilization of and improved efficiencies in cultivation and production cycles, and (3) containment of discretionary operating expenses. The following table details selected financial data highlighting these three key areas (dollars in thousands):

	Year Ended March 31,
	2004	2003	2002
Net sales:
Spirulina products	$6,511	$6,181	$6,086
Natural astaxanthin products	4,933	2,613	1,694
Other products	138	157	455

	$11,582	$8,951	$8,235

Gross profit as a percentage of sales*	34%	32%	19%
Operating expenses as a percentage of sales	28%	46%	46%

*
During the third quarter of fiscal 2002, the Company recorded a finished goods inventory write-off of $454,000. If this write-off were excluded, fiscal 2002 gross profit would have been 24%.

        With the growth in demand for our natural astaxanthin products, the Company's internal focus will be on reallocating its cultivation resources in an effort to increase production of natural astaxanthin while concurrently optimizing its spirulina production to improve yield and quality. The Company will continue to contain discretionary operating spending but may invest in focused expenditures particularly in advertising and clinical trials in the human nutrition and cosmetics markets. Externally, the Company is also working with industry-leading manufacturers in these markets to integrate BioAstin into their products. The Company believes that it needs to continue to focus on market acceptance of its natural astaxanthin products in all markets as increased competition from other producers of natural and synthetic astaxanthin may result in the decline of margins generated for its natural astaxanthin products. Management cannot predict whether the outcomes of any of these strategies will be successful.

Results of Operations

        Revenues    Fiscal 2004 net sales increased 29% compared to 2003 and increased 9% for 2003 compared to 2002. The following is a discussion of revenues by major product category.

        The Company has been producing Spirulina Pacifica, a strain of spirulina microalga, since 1985. Revenues generated from the Company's spirulina products are a significant portion of total revenues, amounting to $6,511,000, $6,181,000 and $6,086,000 for the years ended March 31, 2004, 2003 and 2002, respectively. Although the dollar amount of revenues has remained relatively consistent over the three year period, as a percentage of total revenues, spirulina product sales have declined each year from 74% in fiscal 2002 to 69% in 2003 to 56% in 2004 reflecting the mature market for spirulina. Approximately $1,560,000, or 13% of our total net sales for the year ended March 31, 2004 were to a single customer, Spirulina International B.V., a spirulina marketing and distribution company based in the Netherlands. Sales to this customer for fiscal 2003 and 2002 were $1,546,000 (17% of net sales) and $1,031,000 (13% of net sales), respectively. We believe that sales to this customer will continue to represent a significant portion of total net sales in future periods. Any significant reduction in demand from this customer could have a material adverse effect on our business, financial condition and results of operations.

        The Company has experienced increased price competition for its spirulina products resulting from an increasing number of suppliers of spirulina as well as from a larger portion of our sales coming from bulk product orders whose customers generally treat these products as commodities with price being the major determining factor driving their purchasing decision. We expect this competitive pricing pressure to continue in future periods. For bulk spirulina sales, average unit prices declined approximately 4% in fiscal 2004 as compared to the prior year but the number of units sold increased by 14%. In fiscal 2003, we experienced an 11% increase in bulk prices but this was offset by an 8% decrease in units sold.

        In fiscal 2004, the Company's sales of its natural astaxanthin products were $4,933,000 compared to $2,613,000 in fiscal 2003 and $1,694,000 in 2002. The sales growth in fiscal 2004 resulted from increased units sold in all bulk natural astaxanthin products. For fiscal 2003, the sales increase was primarily due to increased bulk BioAstin sales resulting from higher units sold and increased NatuRose sales due to higher average pricing. Fiscal 2002 revenues included income of $204,000 from a settlement related to product distribution license fees. Although the Company curtailed its scientific clinical trials during fiscal 2004, the Company believes that the findings of clinical trials undertaken in prior years by the Company, its customers and other unaffiliated parties, taken individually and on a cumulative basis, have generated a growing consumer awareness of the beneficial antioxidant and anti-inflammatory properties of astaxanthin. Such awareness has helped to spur demand for our natural astaxanthin products in both the human and animal nutrition markets. In order to meet anticipated future demand growth, the Company is in process of increasing astaxanthin production by converting spirulina ponds to Haematococcus cultivation and by upgrading key elements of our production system.

        Cost of Sales    Our cost of sales, as a percentage of net sales, was 66% for fiscal 2004, 68% for 2003 and 81% for 2002. Cost of sales includes the cost of nutrients and materials, direct labor and manufacturing overhead costs, and depreciation and amortization of production equipment, buildings and leasehold improvements specific to the production process. Consistent with our commitment to produce high-value, high-quality products, the Company continually strives to improve its production efficiency in volume yield, potency and quality. Increased cultivation yields in biomass were achieved in both fiscal 2004 and 2003. However, the cost improvement in fiscal 2004 was partially offset by the reduction of certain bulk spirulina finished goods inventory to market realizable value and a contract extraction facility problem that was rectified during the first quarter of 2004. The improvement in fiscal 2003 also reflects the inclusion in 2002 of a finished goods inventory write-off of $454,000.

        With respect to the cost of materials, the raw materials and nutrients required in our production processes are available from multiple sources; however, there can be no assurance that the pricing from a new source will be comparable to current negotiated pricing. If the pricing for a critical raw material or nutrient significantly increases, this could have a material adverse effect on our business, financial condition and results of operations. For fiscal 2005, with the rising cost of fuel oil, the Company could incur higher electrical utility costs dependent upon the regulated public utility's ability to obtain approval for rate increases. If electrical utility costs were to double from fiscal 2004 costs, the Company estimates that the cost to manufacture its products could increase by as much as 15% above prior year costs. In addition, fresh water is critical for our natural astaxanthin production and while the Company has not experienced any constraint on fresh water availability, future availability could be negatively impacted by significant growth in the local population as well as by throughput constraints on the water delivery infrastructure owned by the County of Hawaii. The Company has met with County officials to assess the situation and evaluate the probability of future risks. In addition, given the criticality of fresh water to our operations and the community, the Company recycles fresh water where possible and continues to explore further recycling opportunities in its efforts to efficiently utilize fresh water. For the production of BioAstin, the Company's natural astaxanthin product for the human nutrition market, a sole third party contractor is utilized for each of the processes of extraction, encapsulation (for gelcaps) and micro-encapsulation (for beadlets) and although these services are available only from a limited number of sources, we have the ability to use other parties if any of the current contractors become unavailable. If pricing for any of these services significantly increases, this could have a material adverse effect on our business, financial condition and results of operations.

        Gross Profit    As a result of our product sales growth coupled with the continued improvements in cost of sales as a percentage of sales, our gross profit margin improved from 19% in fiscal 2002 to 32% in 2003 to 34% in 2004.

        Operating Expenses    Operating expenses as a percentage of net sales were 28% for fiscal 2004 and 46% in both 2003 and 2002. Spending decreased in all functional areas in fiscal 2004, a direct result of the Company's efforts to contain costs and align its spending with sales achievement. The Company is committed to ongoing cost containment aimed at controlling its level of operating expenses but may increase such discretionary spending in future periods as dictated by the needs of the business. Fiscal 2003 spending was impacted by certain write-offs that did not recur in 2004. The following is a discussion of spending by functional area.

        Our research and development costs were $149,000 in fiscal 2004, $217,000 in 2003 and $343,000 in 2002. The Company curtailed its scientific clinical trials during fiscal 2004 as part of our efforts to contain costs. Fiscal 2004 expenses related to increasing our production yields and continually improving the quality and stability of our products. In fiscal 2003, efforts were primarily directed at validating the anecdotal indications of BioAstin through clinical evaluations and trials. In fiscal 2002, efforts were primarily directed at validating the efficacy of NatuRose as an alternative to synthetic pigments in both aquaculture and avian feed markets.

        Our sales and marketing costs were $1,239,000 in fiscal 2004, $1,827,000 in 2003 and $1,751,000 in 2002. Fiscal 2004 expenses were significantly lower than the prior year primarily due to reduced advertising expenditures for packaged consumer products and discretionary contractual services. In addition, fiscal 2003 costs included a $260,000 write-off for the discontinuation of a television infomercial project.

        Our general and administrative costs were $1,823,000 in fiscal 2004, $2,061,000 in 2003 and $1,653,000 in 2002. Fiscal 2004 expenses decreased from the prior year primarily due to costs associated with certain transactions in the prior year that did not recur in 2004 and a lower bad debt provision from a year ago. The non-recurring fiscal 2003 expenses include a charge for the write-down of a warehouse project and a NASDAQ fee associated with the change in the trading of the Company's common stock on the National Market to the Small Cap Market.

        Other Expense    The following details the amounts included in other expense (dollars in thousands):

	2004	2003	2002
Interest expense on Term Loan Agreement(1)	$160	$196	$274
Interest expense on convertible debentures(2)	119	204	224
Other interest expense	7	18	1
Costs relating to extension of debentures(3)	—	236	—
Other income, net(4)	(31)	(80)	(86)

Total other expense	$255	$574	$413

(1)
The principal balance on the Term Loan was $2,439,000, $2,767,000 and $3,070,000 as of March 31, 2004, 2003 and 2002 respectively. The interest rate under the Term Loan is 1% above the prime rate. The prime rate as of March 31, 2004, 2003 and 2002 was 4.0%, 4.25% and 4.75% respectively.

(2)
In December 2003, the convertible debentures were voluntarily converted into common stock (see Note 5 of Notes to Consolidated Financial Statements Part II. Item 8.).

(3)
In May 2002, debentures due to mature on April 30, 2002 were extended to October 31, 2002 (see Note 5 of Notes to Consolidated Financial Statements Part II. Item 8.).

(4)
Other income, net includes interest earned on certain cash and cash equivalents balances and gains arising from exchange rate fluctuations on transactions of the Company's Japan subsidiary.

        Income Taxes    For fiscal 2004, a provision for income taxes of $75,000 was recorded for taxes relating to our operations in Japan partially offset by a state tax refund. For fiscal 2003 and 2002, a $9,000 income tax benefit was recorded in each of the years representing state tax refunds.

Liquidity and Capital Resources

        Financial Condition    For fiscal 2004, the Company funded its growth largely through cash provided by operations. In prior years, the Company has primarily funded its growth in operations through a combination of long-term borrowings and the issuance of common stock in connection with certain debt restructurings.

        The Company has a Term Loan Agreement ("Term Loan") with a lender providing up to $3.5 million in credit facilities, secured by substantially all the assets of the Company. The outstanding balance under the Term Loan as of March 31, 2004 is approximately $2,439,000. The Term Loan has a maturity date of May 1, 2010 and is payable in 120 equal monthly principal and interest payments of approximately $38,000. The interest rate under the Term Loan, in absence of a default under the agreement, is the prime rate, as defined, in effect as of the close of business on the first day of each calendar quarter, plus 1% (the prime rate was 4.0% at March 31, 2004). The Company is in compliance with all restrictive covenants of the Term Loan. In connection with the Term Loan, the Company is prohibited from declaring any cash dividends without the lender's prior written consent. In July 2003, the Company received approval from the Term Loan lender for the release of $250,000 of cash previously held as a restricted deposit. A remaining $250,000 restricted cash deposit continues to be held in an interest-bearing restricted cash account per the terms of the Term Loan and is included in Other Assets on the consolidated balance sheet at March 31, 2004.

        In October 2002, the Company issued in a private placement (a) $1,250,000 principal amount of 10% Convertible Subordinated Debentures (the "Debentures") originally due September 30, 2004, convertible into shares of the Company's Common Stock at a price of $0.65 per share and (b) 750,000 shares of Common Stock with proceeds to the Company of $300,000. Proceeds from the Debentures were used to retire convertible debentures of $1,238,000 due to mature on October 31, 2002. In December 2003, the holder of the Debentures voluntarily converted the entire principal amount of the Debentures into 1,923,076 shares of Common Stock pursuant to the terms of the Debentures.

        The following table presents the Company's contractual obligations at March 31, 2004 (in thousands):

	Less Than 1 Year	1-3 Years	4-5 Years	After Years	Total
Term Loan	$346	$746	$825	$522	$2,439
Operating leases	243	461	409	2,479	3,592

Total	$589	$1,207	$1,234	$3,001	$6,031

        Our working capital was $4,083,000 at March 31, 2004 compared to $2,352,000 at March 31, 2003 and $1,008,000 at March 31, 2002. The improvement in our working capital balance as of March 31, 2004 compared to the prior year was primarily due to the Company's ability to generate cash from operations. The improvement in working capital as of March 31, 2003 compared to March 31, 2002 was primarily due to the retirement of $1,238,000 of convertible debentures in October 2002.

        Cash Flows    Our cash and cash equivalents were $2,531,000 at March 31, 2004, $579,000 at March 31, 2003 and $1,051,000 at March 31, 2002.

        The Company generated cash of $1,966,000 from operating activities in fiscal 2004 in contrast with the previous two years in which cash was used in operating activities, $502,000 in 2003 and $567,000 in 2002. The generation of cash from operations in fiscal 2004 reflects the Company's return to profitability, with net income of $399,000 in 2004 compared to a net loss of $1,775,000 in 2003 and a net loss of $2,589,000 in 2002.

        Cash used for investments in equipment and leasehold improvements was $413,000 in fiscal 2004, $250,000 in 2003 and $382,000 in fiscal 2002. The capital expenditures for all periods presented pertained primarily to improvements in cultivation and processing facilities. For fiscal 2005, the

Company is increasing its capacity for natural astaxanthin production by shifting an additional ten ponds from spirulina to Haematococcus cultivation and by upgrading key elements of our production system. Such pond conversion, budgeted at approximately $750,000, is substantially less costly than constructing new ponds. Depreciation and amortization expense for fiscal 2004 totaled $1,346,000 compared to $1,324,000 in 2003 and $1,312,000 in 2002.

        For fiscal 2004 and 2003, financing activities provided cash of $399,000 and $280,000, respectively. For fiscal 2002, cash was used in financing activities totaling $269,000 primarily representing principal payments on long-term debt. Fiscal 2004 financing activities consisted primarily of the following: (1) net proceeds received from the exercise of warrants and stock options totaling $477,000 (see Note 7 of Notes to Consolidated Financial Statements in Part II. Item 8.), (2) the partial release of a restricted deposit held in connection with the Term Loan of $250,000 and (3) principal payments on long-term debt of $328,000. For fiscal 2003, financing activities primarily consisted of (1) proceeds from the issuance of $1,250,000 convertible subordinated debentures used to retire $1,238,000 of convertible debentures (see Note 5 of Notes to Consolidated Financial Statements in Part II. Item 8.), (2) net proceeds received from the issuance of common stock and from the exercise of stock options and warrants of $630,000 and (3) principal payments on long-term debt of $303,000 (excluding the debenture retirement previously noted).

Variability of Results

        The following selected quarterly financial data (unaudited) as of and for the periods presented highlights the significant fluctuations in operating results and financial condition that the Company has experienced in the past (dollars in thousands):

Ended	4th Quarter March 31,	3rd Quarter December 31,	2nd Quarter September 30,	1st Quarter June 30,
Fiscal 2004:
Net sales	$3,290	$3,024	$2,840	$2,428
Cost of sales	2,099	1,840	1,979	1,724
Operating expenses	736	892	829	754
Net income (loss)	441	109	(10)	(141)
Working capital	4,083	3,141	2,921	2,436

Fiscal 2003:
Net sales	$2,427	$2,474	$2,018	$2,032
Cost of sales	1,596	1,763	1,450	1,247
Operating expenses	1,053	826	1,002	1,224
Net income (loss)	(270)	(180)	(540)	(785)
Working capital	2,352	2,367	1,965	1,051

Fiscal 2002:
Net sales	$2,055	$1,916	$1,951	$2,313
Cost of sales	1,715	1,863	1,460	1,635
Operating expenses	988	893	890	976
Net income (loss)	(730)	(937)	(509)	(413)
Working capital	1,008	1,626	2,541	2,808

        The Company's results of operations and financial condition can be affected by numerous factors, many of which are beyond its control and could cause future results of operations to fluctuate materially as it has in the past. Future operating results may fluctuate as a result of changes in sales volumes to our largest customers, weather patterns, increased competition, increased materials, nutrient and energy costs, foreign currency exchange fluctuations, governmental regulations and other factors beyond our control. In addition, while the Company maintains product liability insurance in limited amounts for all of its products involving human consumption, broader product liability coverages are cost prohibitive.

        A significant portion of our expense levels are relatively fixed, so the timing of increases in expense levels is based in large part on forecasts of future sales. If net sales are below expectations in any given period, the adverse impact on results of operations may be magnified by our inability to adjust spending quickly enough to compensate for the sales shortfall. We may also choose to reduce prices or increase spending in response to market conditions, which may have a material adverse effect on financial condition and results of operations.

Effect of Recently Issued Accounting Standards and Estimates

        In June 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143 "Accounting for Asset Retirement Obligations." SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs would be capitalized as part of the carrying amount of the long-lived asset and depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. The provisions of SFAS No. 143 are effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 did not have a material effect on the Company's financial condition, results of operations or liquidity.

        In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. In November 2003, the effective date for certain mandatorily redeemable non-controlling interests has been deferred indefinitely. The adoption of SFAS No. 150 did not have a material effect on the Company's financial condition, results of operations or liquidity.

Application of Critical Accounting Policies and Estimates

        The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with those accounting principles requires management to make judgments and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The Company regularly re-evaluates its judgments and estimates which are based upon historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The Company believes that of its significant accounting policies (see Note 1 of Notes to Consolidated Financial Statements in Part II. Item 8.), policies that may involve a higher degree of judgment and complexity are inventory valuations, equipment and leasehold improvements and long-lived assets, and income taxes.

        The Company is required to state inventories at the lower of cost or market. Cost is defined as the sum of the applicable expenditures and charges directly or indirectly incurred in bringing inventories to their existing condition and location. Cost for inventory purposes may be determined under any one of several assumptions as to the flow of cost factors, such as first-in, first-out; average cost; and last-in, first-out. Our inventories are stated at the lower of cost, which approximates first-in, first-out, or market, which is determined by net realizable value. For fiscal 2005, with the rising cost of fuel oil, the Company could incur higher electrical utility costs dependent upon the regulated public utility's ability to obtain approval for rate increases. If electrical utility costs were to double from fiscal 2004 costs, the

Company estimates that the cost to manufacture its products could increase by as much as 15% above prior year costs.

        Equipment and leasehold improvements are reported at cost. Self-constructed leasehold improvements include design, construction and supervision costs. These costs are recorded in construction in progress and are transferred to equipment and leasehold improvements when construction is completed and the facilities are placed in service. If the Company experiences an impairment to its equipment or leasehold improvement, we would account for the impairment in accordance with SFAS No. 144. SFAS No. 144 requires long-live assets, such as property, plant and equipment and purchased intangibles subject to amortization, to be reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized to the extent that the carrying amount exceeds the asset's fair value.

        Income taxes are accounted for under the asset and liability method. The asset and liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be recovered or settled. The Company records a valuation allowance to reduce its deferred tax assets to the amount that it believes is likely to be realized. Judgment is required in assessing the need for the valuation allowance. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. (See Note 11 of Notes to Consolidated Financial Statements in Part II. Item 8.).

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

        We have never entered into any transactions using derivative financial instruments or derivative commodity instruments and believe that our exposure to market risk associated with other financial instruments is not material.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors
Cyanotech Corporation:

        We have audited the accompanying consolidated balance sheets of Cyanotech Corporation and subsidiaries (the Company) as of March 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended March 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cyanotech Corporation and subsidiaries as of March 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2004 in conformity with U. S. generally accepted accounting principles.

/s/  KPMG LLP

Honolulu, Hawaii
April 30, 2004

CONSOLIDATED BALANCE SHEETS

March 31, 2004 and 2003

	2004	2003
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$2,531	$579
Accounts receivable, net of allowance for doubtful accounts of $96 in 2004 and $60 in 2003	2,211	1,839
Refundable income taxes	11	9
Inventories	1,099	1,400
Prepaid expenses and other current assets	55	40

Total current assets	5,907	3,867
Equipment and leasehold improvements, net	11,844	12,777
Other assets	606	838

Total assets	$18,357	$17,482

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$346	$323
Accounts payable	874	803
Accrued expenses	604	389

Total current liabilities	1,824	1,515
Long-term debt, excluding current maturities	2,093	3,694

Total liabilities	3,917	5,209

Stockholders' equity:
Common stock of $.005 par value, authorized 25,000,000 shares; issued and outstanding 20,714,246 shares for 2004 and 18,316,701 shares for 2003	104	92
Additional paid-in capital	27,141	25,418
Accumulated other comprehensive income (loss)—foreign currency translation adjustments	30	(3)
Accumulated deficit	(12,835)	(13,234)

Total stockholders' equity	14,440	12,273

Total liabilities and stockholders' equity	$18,357	$17,482

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended March 31, 2004, 2003 and 2002

	2004	2003	2002
	(in thousands, except per share data)
Net sales	$11,582	$8,951	$8,235
Cost of sales	7,642	6,056	6,673

Gross profit	3,940	2,895	1,562

Operating expenses:
Research and development	149	217	343
Sales and marketing	1,239	1,827	1,751
General and administrative	1,823	2,061	1,653

Total operating expense	3,211	4,105	3,747

Income (loss) from operations	729	(1,210)	(2,185)

Other income (expense):
Interest income	6	33	66
Interest expense	(286)	(418)	(499)
Other income (expense), net	25	(189)	20

Total other expense	(255)	(574)	(413)

Income (loss) before income taxes	474	(1,784)	(2,598)
Income tax expense (benefit)	75	(9)	(9)

Net income (loss)	$399	$(1,775)	$(2,589)

Net income (loss) per share:
Basic	$0.02	$(0.10)	$(0.15)

Diluted	$0.02	$(0.10)	$(0.15)

Shares used in calculation of net income (loss) per share:
Basic	18,971	17,840	17,033

Diluted	19,111	17,840	17,033

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME (LOSS)

Years ended March 31, 2004, 2003 and 2002

	Common Stock
						Accumulated Other Comprehensive Income (Loss)
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Comprehensive Income (Loss)		Total Stockholders' Equity
	(in thousands, except share data)
Balances at March 31, 2001	16,949,702	$85	$24,480	$(8,870)	$—	$—	$15,695
Issuances of common stock for:
Third party services, at fair value	80,000	—	80	—	—	—	80
Non-employee directors' services, at fair value	6,000	—	6	—	—	—	6
Conversion of debentures to common stock	7,999	—	12	—	—	—	12
Series C preferred stock conversion costs	—	—	(11)	—	—	—	(11)
Comprehensive loss:
Net loss	—	—	—	(2,589)	(2,589)	—	(2,589)
Other comprehensive loss—foreign currency translation adjustments	—	—	—	—	(2)	(2)	(2)

Comprehensive loss	—	—	—	—	(2,591)	—	—

Balances at March 31, 2002	17,043,701	85	24,567	(11,459)	—	(2)	13,191
Issuances of common stock for:
Cash, net of costs of $21	1,265,000	7	623	—	—	—	630
Non-employee directors' services, at fair value	8,000	—	5	—	—	—	5
Issuance of warrants in connection with extension of convertible debentures, at fair value	—	—	223	—	—	—	223
Comprehensive loss:
Net loss	—	—	—	(1,775)	(1,775)	—	(1,775)
Other comprehensive loss—foreign currency translation adjustments	—	—	—	—	(1)	(1)	(1)

Comprehensive loss	—	—	—	—	(1,776)	—	—

Balances at March 31, 2003	18,316,701	92	25,418	(13,234)	—	(3)	12,273
Conversion of debentures to common stock	1,923,076	10	1,240	—	—	—	1,250
Issuances of common stock for:
Exercise of stock options for cash	45,800	—	43	—	—	—	43
Exercise of warrants for cash, net of costs $19	429,234	2	451	—	—	—	453
Third party services, at fair value	10,000	—	5	—	—	—	5
Non-employee directors' services, at fair value	6,000	—	3	—	—	—	3
Common stock purchased at fair value and cancelled	(16,565)	—	(19)	—	—	—	(19)
Comprehensive income:
Net income	—	—	—	399	399	—	399
Other comprehensive income—foreign currency translation adjustments	—	—	—	—	33	33	33

Comprehensive income	—	—	—	—	432	—	—

Balances at March 31, 2004	20,714,246	$104	$27,141	$(12,835)	$—	$30	$14,440

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended March 31, 2004, 2003 and 2002

	2004	2003	2002
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$399	$(1,775)	$(2,589)
Adjustments to reconcile net income (loss) to cash provided by, (used in) operating activities:
Depreciation and amortization	1,346	1,324	1,312
Amortization of debt issue costs and other assets	65	123	134
Issuance of common stock in exchange for services	8	5	86
Issuance and revision of warrants in connection with extension of convertible debentures	—	223	—
Write-down of capital expenditure project	—	80	—
Net (increase) decrease in assets:
Accounts receivable	(372)	(499)	(230)
Refundable income taxes	(2)	—	(1)
Inventories	301	(406)	1,010
Prepaid expenses and other assets	(65)	132	(40)
Net increase (decrease) in liabilities:
Accounts payable	71	118	(87)
Accrued expenses	215	173	(33)
Deferred revenue	—	—	(129)

Net cash provided by (used in) operating activities	1,966	(502)	(567)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in equipment and leasehold improvements	(413)	(250)	(382)

Net cash used in investing activities	(413)	(250)	(382)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock and exercise of stock options and warrants, net of issuance costs	477	630	—
Release of restricted cash deposit	250	—	—
Proceeds from issuance of long-term debt	—	1,250	—
Principal payments on long-term debt	(328)	(1,541)	(258)
Debt issue costs	—	(59)	—
Cost of conversion of Series C preferred stock to common stock	—	—	(11)

Net cash provided by (used in) financing activities	399	280	(269)

Net increase (decrease) in cash and cash equivalents	1,952	(472)	(1,218)
Cash and cash equivalents at beginning of year	579	1,051	2,269

Cash and cash equivalents at end of year	$2,531	$579	$1,051

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$260	$295	$349

Income taxes	$17	$—	$—

Supplemental disclosure of non-cash financing activities:
Conversion of debentures to common stock	$1,250	$—	$12

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 Description of Business and Summary of Accounting Policies

Description of Business

        Cyanotech Corporation (the Company) cultivates and produces high-value, high-quality natural products derived from microalgae. The Company currently cultivates, on a large-scale basis, two microalgal species from which its two major product lines are derived. The Company is currently producing microalgal products for the nutritional supplement, animal feed/pigments and immunological diagnostics markets. The Company manufactures all of its products in the United States and sells worldwide. As the Company's operations are solely related to microalgae-based products, management of the Company considers its operations to be in one industry segment.

Accounting Principles

        The consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America.

Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of Cyanotech Corporation and its wholly owned subsidiaries, Nutrex Hawaii, Inc. ("Nutrex Hawaii" or "Nutrex") and Cyanotech Japan YK ("Cyanotech Japan" or "CJYK"). All significant intercompany balances and transactions have been eliminated in consolidation.

Estimates and Assumptions

        The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of any contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the period reported. Management reviews theses estimates and assumptions periodically and reflects the effect of revisions in the period that they are determined to be necessary. Actual results could differ significantly from those estimates and assumptions.

Foreign Currency Translation

        The local currency is the functional currency for one of the Company's subsidiaries, Cyanotech Japan YK. Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Revenue and expenses are translated at average rates of exchange prevailing during the year. Translation adjustments are charged or credited to accumulated other comprehensive income (loss) in stockholders' equity.

Cash and Cash Equivalents

        Cash and cash equivalents represents cash and short-term highly liquid debt securities purchased with original maturities of three months or less.

Trade Accounts Receivable and Allowance for Doubtful Accounts

        Trade accounts receivable are recorded at the invoiced amount and do not accrue interest. The allowance for doubtful accounts reflects management's best estimate of probable credit losses inherent in the accounts receivable balance. The Company determines the allowance based on historical experience, known trouble accounts and other currently available evidence. The Company reviews its allowance for doubtful accounts monthly with focus on significant individual past due balances over

90 days. All other balances are reviewed on a pooled basis. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance credit exposure related to its customers.

Inventories

        Inventories are stated at the lower of cost (which approximates first-in, first-out) or market. Market is determined by net realizable value.

Equipment and Leasehold Improvements and Long-Lived Assets

        Equipment and leasehold improvements are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives for equipment and furniture and fixtures, or the shorter of the land lease term (see Note 3) or estimated useful lives for leasehold improvements as follows:

Equipment	3 to 10 years
Furniture and fixtures	7 years
Leasehold improvements	10 to 22 years

        The Company accounts for impairment of its equipment or leasehold improvement in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144. SFAS No. 144 requires long-lived assets, such as property, plant and equipment and purchased intangibles subject to amortization, to be reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized to the extent that the carrying amount exceeds the asset's fair value.

        Assets to be disposed of and related liabilities would be separately presented in the consolidated balance sheet. Assets to be disposed of would be reported at the lower of the carrying value or fair value less costs to sell and would not be depreciated.

Fair Value of Financial Instruments

        SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. Management applies the following methods and assumptions in estimating the fair value of each class of financial instruments for all periods presented.

        Cash and Cash Equivalents    Due to the short-term nature of these instruments, management believes that the carrying amounts approximate fair value.

        Long-Term Debt    Management believe the carrying amounts approximate fair value due to long-term debt interest rates adjust quarterly to market interest rates or approximates current interest rates for similar debt instruments of comparable maturities.

Revenue Recognition

        The Company recognizes revenues when goods are shipped and when significant risks and benefits of ownership are transferred. Amounts received in advance under sales and distribution agreements for the right to sell and distribute the Company's products are recognized as revenue on a straight-line basis over the term of such agreements.

Research and Development and Advertising

        Research and development and advertising costs are expensed as incurred.

Income Taxes

        Income taxes are accounted for under the asset and liability method. The asset and liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Stock Option Plan

        The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principle Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for its fixed plan stock options issued to employees, including non-employee directors. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. The Company applies the fair value-based method of accounting prescribed by SFAS No. 123, Accounting for Stock-Based Compensation, in accounting for its fixed plan stock options issued to outside third parties other than non-employee directors. As such, expenses representing the fair value of stock-based awards on the date of grant are recognized over the vesting period.

        As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting for employee based stock options and adopted only the disclosure requirements of SFAS No. 123. The following table illustrates the effect on net income (loss) and net income (loss) per common share if the Company had applied the fair-value method under SFAS No. 123 to its employee stock options:

	2004	2003	2002
	(in thousands, except per share amounts)
Net income (loss), as reported	$399	$(1,775)	$(2,589)
Deduct stock-based employee compensation expense determined under fair-value method for all awards	(82)	(89)	(121)

Pro forma net income (loss)	$317	$(1,864)	$(2,710)

Net income (loss) per common share
—Basic and Diluted:
As reported	$0.02	$(0.10)	$(0.15)
Pro forma	$0.02	$(0.10)	$(0.16)

New Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 143 "Accounting for Asset Retirement Obligations." SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs would be capitalized as part of the carrying amount of the long-lived asset and depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. The provisions of SFAS No. 143 are effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 did not have a material effect on the Company's financial condition, results of operations or liquidity.

        In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. In November 2003, the effective date for certain mandatorily redeemable non-controlling interests has been deferred indefinitely. The adoption of SFAS No. 150 did not have a material effect on the Company's financial condition, results of operations or liquidity.

Note 2 Inventories

        Inventories consists of the following as of March 31, 2004 and 2003:

	2004	2003
	(in thousands)
Raw materials	$191	$161
Work in process	154	117
Finished goods	567	1,028
Supplies	187	94

	$1,099	$1,400

Note 3 Equipment and Leasehold Improvements, Net

        Equipment and leasehold improvements consists of the following as of March 31, 2004 and 2003:

	2004	2003
	(in thousands)
Equipment	$9,753	$9,631
Leasehold improvements	14,326	14,173
Furniture and fixtures	83	83

	24,162	23,887
Less accumulated depreciation and amortization	(12,687)	(11,341)
Construction in-progress	369	231

	$11,844	$12,777

Note 4 Accrued Expenses

        Components of accrued expenses as of March 31, 2004 and 2003 are as follows:

	2004	2003
	(in thousands)
Accrued wages, commissions and royalties	$214	$210
Accrued income taxes	119	—
Accrued interest	11	34
Other accrued expenses	260	145

	$604	$389

Note 5 Long-Term Debt

        Long-term debt consists of the following as of March 31, 2004 and 2003:

	2004	2003
	(in thousands)
Term loan	$2,439	$2,767
Convertible subordinated debentures	—	1,250

Total long-term debt	2,439	4,017
Less current maturities	(346)	(323)

Long-term debt, excluding current maturities	$2,093	$3,694

        At March 31, 2004, the aggregate maturities of long-term debt are as follows:

Year ending March 31:	(in thousands)
2005	$346
2006	364
2007	382
2008	402
2009	423
Thereafter	522

$2,439

Term Loan Agreement

        In April 2000, the Company executed a Term Loan Agreement ("Term Loan") with a lender providing for $3.5 million in aggregate credit facilities, secured by the Company's assets. The Term Loan has a maturity date of May 1, 2010 and is payable in 120 equal monthly principal and interest payments. The interest rate under this Term Loan, in the absence of a default under the agreement, is the prime rate, in effect as of the close of business on the first day of each calendar quarter, plus 1%. As of March 31, 2004 and 2003, the prime rate was 4.0% and 4.25%, respectively. The Company is in compliance with all restrictive covenants of the Term Loan as of March 31, 2004. The Company is prohibited from declaring any common stock dividends without the lender's prior written consent. A warrant to purchase 20,000 shares of the Company's common stock was issued in conjunction with this Term Loan. The warrant expires in April 2011 and has an exercise price of $2.55 per share. The warrant may only be exercised after the Company has repaid the Term Loan in full.

        Of the loan proceeds, $500,000 had been deposited in an interest-bearing restricted cash account per the terms of the Term Loan with such amount included in Other Assets in the consolidated balance sheet at March 31, 2003. In July 2003, the Company received $250,000 of cash previously held as a restricted deposit. The remaining $250,000 restricted cash deposit continues to be held in the restricted cash account in Other Assets at March 31, 2004.

Convertible Debentures

        In October 2002, the Company issued in a private placement $1,250,000 principal amount 10% convertible subordinated debentures (the "Debentures") and 750,000 shares of common stock. Subsequent to this transaction, the debenture holder was elected to the Company's Board of Directors. In December 2003, the holder of the Debentures voluntarily converted the entire $1,250,000 principal amount into 1,923,076 shares of common stock at a conversion price of $0.65 per share pursuant to the terms of the Debentures.

        Proceeds from the Debentures were used in October 2002 to retire $1,238,000 of convertible debentures issued in May 2000 (the "May 2000 Debentures"). The May 2000 Debentures which originally totaled $1,250,000, were convertible into shares of the Company's common stock and were originally due to mature on April 30, 2002. In addition, warrants were issued in May 2000 to the placement agent to purchase 83,334 shares of the Company's common stock. In May 2002, the maturity of the May 2000 Debentures was extended six months to October 31, 2002. In exchange for the six months maturity extension, the terms of the May 2000 Debentures were revised:

		Original Terms	Renegotiated Terms
Maturity date		April 30, 2002	October 31, 2002
Interest rate		6% per annum	10% per annum
Conversion price		$1.50 per share	$1.00 per share
Warrant terms:	Number of shares	83,334 shares	454,734 shares
	Exercise price	$1.80 per share	$1.10 per share
	Expiration date	May 2005	May 2004

        As a result of the renegotiation of the May 2000 Debentures, the Company recorded a charge of approximately $236,000 during the year ended March 31, 2003, of which approximately $223,000 was a non-cash charge. The charge was recorded as Other Expense, Net in the accompanying Consolidated Statement of Operations for the year ended March 31, 2003.

Note 6 Leases

        The Company leases facilities, equipment and land under operating leases expiring between 2005 and 2025. The land lease provides for contingent rentals in excess of minimum rental commitments based on a percentage of the Company's sales. Contingent rental for the year ended March 31, 2004 was $39,000. Contingent rentals for the fiscal years 2003 and 2002 were not material.

        Future minimum lease payments under non-cancelable operating leases at March 31, 2004 are as follows:

Year ending March 31:	(in thousands)
2005	$243
2006	238
2007	223
2008	223
2009	186
Thereafter through 2025	2,479

Total minimum lease payments	$3,592

        The Company also had a year-to-year lease on an additional 93 acres parcel of land adjacent to the Company's existing 90-acre facility until the Company decided to terminate the lease in the first quarter of fiscal 2003. Rent expense under operating leases amounted to $271,000, $218,000 and $286,000 for the years ended March 31, 2004, 2003 and 2002, respectively.

Note 7 Stock Options and Warrants

Stock Options

        The Company has a stock option plan, approved by stockholders in 1995 (the "1995 Plan"), that provides for the issuance of both incentive and non-qualified stock options. Options are granted at, or above, the fair market value of the Company's common stock at the date of grant and generally become exercisable over a five-year period. 800,000 shares of common stock were reserved for issuance under the 1995 Plan.

        The Company also has a Non-Employee Director Stock Option and Stock Grant Plan, approved by stockholders in 1994 (the "1994 Plan"). Under the 1994 Plan, upon election to the Board of Directors, non-employee directors are granted a ten-year option to purchase 3,000 shares of the Company's common stock at fair market value on the date of grant. In addition, on the date of each Annual Meeting of Stockholders, each non-employee director continuing in office will be automatically granted, without payment, 2,000 shares of common stock, non-transferable for six months following the date of grant. Expense recognized from the 1994 Plan grants for the years ended March 31, 2004, 2003 and 2002 was $3,000, $5,000 and $6,000, respectively. 100,000 shares of common stock were reserved for issuance under the 1994 Plan.

        At March 31, 2004, there were 115,504 shares available for grant under the 1995 Plan and 9,000 shares available under the 1994 Plan. The per share weighted average fair value of stock options granted during 2004, 2003 and 2002 was $0.38, $0.48 and $0.84, respectively, on the date of grant using a Black Scholes option pricing model with the following weighted average assumptions:

	2004	2003	2002
Expected dividend yield	0%	0%	0%
Risk-free interest rate	4.5%	3.3%	4.5%
Expected volatility	97%	113%	120%
Expected life in years	5.0	4.0	4.3

        Activity for stock options outstanding during the periods indicated were as follows:

	Number of Shares	Weighted Average Exercise Price
Balance at March 31, 2001	765,696	$3.05
Granted	164,000	1.00
Exercised	—	—
Expired	(96,300)	7.63
Forfeited	(92,700)	2.26

Balance at March 31, 2002	740,696	2.10
Granted	142,500	0.59
Exercised	—	—
Expired	(72,900)	6.31
Forfeited	(51,600)	1.46

Balance at March 31, 2003	758,696	1.46
Granted	190,400	0.49
Exercised	(45,800)	0.95
Expired	(75,900)	3.13
Forfeited	(171,700)	1.31

Balance at March 31, 2004	655,696	1.06

        The following table summarizes the weighted average characteristics of outstanding stock options at March 31, 2004 for various exercise price ranges:

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Number of Shares	Remaining Life (Years)	Weighted Average Price	Number of Shares	Weighted Average Price
$0.46 - $0.77	310,200	4.0	$0.55	34,075	$0.58
$0.97 - $1.69	317,496	1.5	1.31	237,946	1.32
$3.69 - $6.13	28,000	3.9	3.95	28,000	3.95

Warrants

        The Company had warrants outstanding during the periods indicated as follows:

Rights to Acquire Number of Shares Of Common Stock
Granted in December 1999, exercisable at $0.63 per share, as consideration for services provided by a third party, expiring in December 2004	75,000
Granted in January 2000, exercisable at $1.00 per share, issued in connection with the purchase of 50,000 shares of common stock by an existing stockholder, expiring in January 2005	50,000
Granted in April 2000, exercisable at $2.55 per share, issued in conjunction with the Term Loan (see Note 5), expiring in April 2011	20,000
Granted in May 2000 in conjunction with the May 2000 Debentures, revised terms include exercise price of $1.10 per share and expiring in May 2004 (see Note 5 for original and renegotiated warrant terms)	83,334

Balance outstanding at March 31, 2002	228,334
Granted in May 2002, exercisable at $1.10 per share, issued in connection with the May 2000 Debentures maturity extension, expiring in May 2004 (see Note 5)	371,400

Balance outstanding at March 31, 2003	599,734
Exercised during the fourth quarter of fiscal 2004 at $1.10 per share, warrants issued in connection with the May 2000 Debenture	(429,234)

Balance outstanding at March 31, 2004	170,500

Note 8 Earnings Per Share

        Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the potentially dilutive effect of outstanding stock options and warrants using the "treasury stock" method and convertible securities using the "if-converted" method.

        Reconciliations between the numerator and the denominator of the basic and diluted earnings per share computations for the year ended March 31, 2004 are as follows (there were no reconciling items for the years ended March 31, 2003 and 2002):

	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except per share amounts)
Basic earnings per share	$399	18,971	$0.02

Effect of dilutive securities—common stock options and warrants	—	140

Diluted earnings per share	$399	19,111	$0.02

        The following securities were excluded from the calculation of diluted earnings per share because their effect was antidilutive:

	2004	2003	2002
	(in thousands)
Debentures, prior to conversion (see Note 5)	1,329	1,923	825
Stock options and warrants	441	1,358	969

Note 9 Profit Sharing Plan

        The Company sponsors a profit sharing plan for all employees not covered under a separate management incentive plan. Under the profit sharing plan, 5% of pre-tax profits on a quarterly basis may be allocated to non-management employees based on gross wages. At management's discretion, the profit sharing bonus may be distributed all in cash on an after-tax basis or distributed half in cash (on an after-tax basis) and the remainder deposited in an employee's 401(k) account on a pre-tax basis with a six year vesting schedule, based on years of service with the Company. All employees may make voluntary pre-tax contributions to their 401(k) accounts; Company contributions are discretionary. For the year ended March 31, 2004, compensation expense relative to this plan was approximately $36,000. For the years ended March 31, 2003 and 2002, compensation expense relative to this plan was nil.

Note 10 Major Customers and Geographic Information

        Net sales by product line for the years 2004, 2003 and 2003 are as follows:

	2004	2003	2002
	(in thousands)
Net sales:
Spirulina products	$6,511	$6,181	$6,086
Natural astaxanthin products	4,933	2,613	1,694
Other products	138	157	455

	$11,582	$8,951	$8,235

        Approximately $1,560,000, or 13% of our total net sales for the year ended March 31, 2004 was to a single customer. Sales to this customer for fiscal 2003 and 2002 were $1,546,000 (17% of net sales) and $1,031,000 (13% of net sales), respectively.

        The following table presents sales for the years 2004, 2003 and 2002 by geographic region:

	2004		2003		2002
	(dollars in thousands)
Net sales(1):
United States	$4,918	42%	$4,149	46%	$4,393	53%
Japan	2,020	17%	1,043	12%	767	9%
The Netherlands	1,562	14%	1,550	17%	1,032	13%
Other areas	3,082	27%	2,209	25%	2,043	25%

	$11,582	100%	$8,951	100%	$8,235	100%

(1)
Net sales are attributed to countries based on location of customer.

        Substantially all long-lived assets are located in the United States as of March 31, 2004 and 2003.

Note 11 Income Taxes

        Income (loss) before income taxes consisted of:

	2004	2003	2002
	(in thousands)
United States	$224	$(1,817)	$(2,598)
Foreign	250	33	—

Income (loss) before income taxes	$474	$(1,784)	$(2,598)

        Income tax expense (benefit) for the years ended March 31, 2004, 2003 and 2002 consisted of:

	2004	2003	2002
	(in thousands)
Current:
Foreign	$121	$—	$—
Federal	5	—	—
State	(33)	(9)	(9)

Total current	93	(9)	(9)

Deferred:
Foreign	(18)	—	—
Federal	—	—	—
State	—	—	—

Total deferred	(18)	—	—

Income tax expense (benefit)	$75	$(9)	$(9)

        The following table reconciles the amount of income taxes computed at the federal statutory rate of 34%, for all periods presented, to the amount reflected in the Company's consolidated statement of operations for the years ended March 31, 2004, 2003 and 2002:

	2004	2003	2002
	(in thousands)
Tax provision at federal statutory income tax rate	$161	$(607)	$(883)
State income taxes, net of federal income tax effect	(22)	(6)	(6)
Foreign income taxes in excess of federal statutory income tax rate	36	—	—
Increase (decrease) in valuation allowance for deferred tax assets	(188)	727	1,017
Other, net	88	(123)	(137)

Income tax expense (benefit)	$75	$(9)	$(9)

        Deferred income taxes are provided for temporary differences between income tax and financial statement recognition of revenues and expenses. The significant components of deferred income tax benefit for the years ended March 31, 2004, 2003 and 2002 are as follows:

	2004	2003	2002
	(in thousands)
Deferred tax expense (benefit), exclusive of the change in beginning-of-the-year valuation allowance balance	$170	$(727)	$(1,017)
Increase (decrease) in beginning-of-the-year balance of the valuation allowance for deferred tax assets	(188)	727	1,017

	$(18)	$—	$—

        The tax effects of temporary differences related to various assets, liabilities and carryforwards that give rise to deferred tax assets and deferred tax liabilities as of March 31, 2004 and 2003 are as follows:

	2004	2003
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$5,295	$5,487
Impairment loss on leasehold improvement for financial reporting purposes	1,062	1,062
Tax credit carryforwards	119	171
Other	199	137

Gross deferred tax assets	6,675	6,857
Less valuation allowance	(5,078)	(5,266)

Net deferred tax assets	1,597	1,591
Deferred tax liability: Principally due to differences in depreciation and amortization on equipment and leasehold improvements	(1,579)	(1,591)

Net deferred tax assets	$18	$—

        In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which net deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowance. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

        At March 31, 2004, the Company has net operating loss carryforwards and tax carryfowards available to offset future federal income tax as follows (in thousands):

Expires March 31,	Net Operating Losses	Research and Experimentation Tax Credits
2005	$—	$4
2006	—	—
2011	—	23
2012	—	9
2013	1,514	—
2019	3,632	—
2020	2,051	—
2021	1,727	—
2022	3,161	—
2023	1,863	—

	$13,948	$36

        In addition, at March 31, 2004, the Company has alternative minimum tax credit carryforwards of approximately $83,000 available to reduce future federal regular income taxes over an indefinite period.

        At March 31, 2004, the Company has state tax net operating loss carryforwards of $9,205,000, which expire in March 31, 2019 through 2023, available to offset future Hawaii state taxable income.

Note 12 Commitments and Contingencies

        During the third quarter of fiscal 2004, a final royalty payment was made to Aquasearch under a confidential agreement relating to the settlement of a patent suit.    The patent suit was settled in the fourth quarter of fiscal 2001 with agreement of the parties to dismiss, with prejudice, all claims asserted in the litigation. In compliance with this settlement, the Company made a lump sum payment and paid royalties on sales of BioAstin during fiscal 2002 through 2004.

Note 13 Selected Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
	(in thousands, except per share data)
2004
Net sales	$2,428	$2,840	$3,024	$3,290	$11,582
Gross profit	704	861	1,184	1,191	3,940
Net income (loss)	(141)	(10)	109	441	399
Net income (loss) per share—
Basic and Diluted	(0.01)	(0.00)	0.01	0.02	0.02

2003
Net sales	$2,032	$2,018	$2,474	$2,427	$8,951
Gross profit	785	568	711	831	2,895
Net loss	(785)	(540)	(180)	(270)	(1,775)
Net loss per share—
Basic and Diluted	(0.05)	(0.03)	(0.01)	(0.01)	(0.10)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.

Item 9A. Controls and Procedures

        Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company is recorded, processed, summarized and reported in accordance with Securities and Exchange Commission rules and forms. Subsequent to the date of our evaluation, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

        Information with respect to Directors may be found under captions "Proposal One: Election of Directors," "Board Meetings and Committees," "Security Ownership of Certain Beneficial Owners and Management" and "Compliance with Section 16(a) of the Exchange Act" contained in Cyanotech's definitive 2004 Proxy Statement. Such information is incorporated herein by reference. Information on executive officers is included in Part I.

        We have adopted the Cyanotech Code of Ethics for Chief Executive Officer and Senior Financial Officers (the "Code of Ethics") included in our Code of Conduct. Our Code of Ethics is publicly available on our website at www.cyanotech.com. If we make any substantive amendments to or grant any waivers from the Code of Ethics relating to our Chief Executive Officer, Chief Financial Officer or Controller, we will disclose the nature of such amendment in a report on Form 8-K.

Item 11. Executive Compensation

        The information required by this Item is incorporated herein by reference from the sections captioned "Executive Compensation and Other Information," "Director Remuneration" and "Stockholder Return Performance Graph" contained in Cyanotech's definitive 2004 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        The security ownership information required by this Item is incorporated herein by reference from the sections captioned "Equity Compensation Plan Information" and "Security Ownership of Certain Beneficial Owners and Management" contained in Cyanotech's definitive 2004 Proxy Statement.

Item 13. Certain Relationships and Related Transactions

        Not applicable.

Item 14. Principal Accountant Fees and Services

        Information concerning principal accountant fees and services appears in Cyanotech's definitive 2004 Proxy Statement under the heading "Independent Auditor's Fees" and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)
Financial Statements and Schedules

(1)
The following Financial Statements of Cyanotech Corporation and subsidiaries and the Report of Independent Registered Public Accounting Firm are included in Item 8 of this report:

      Consolidated Balance Sheets, March 31, 2004 and 2003

      Consolidated Statements of Operations for the years ended March 31, 2004, 2003 and 2002

      Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss) for the years ended March 31, 2004, 2003 and 2002

      Consolidated Statements of Cash Flows for the years ended March 31, 2004, 2003 and 2002

      Notes to Consolidated Financial Statements

  (2)
  The following financial statement schedule is included in this report on the pages indicated below:

Schedule II—Valuation and Qualifying Accounts	42
Report of Independent Registered Public Accounting Firm	43

  Financial statement schedules not listed above have been omitted since they are either not required, not applicable or the information is included in the consolidated financial statements or notes thereto.

(b)
Reports on Form 8-K

(1)
A report on Form 8-K dated February 2, 2004 included Item 12. Results of Operations and Financial Condition in conjunction with the Company's press release announcing the financial results for the Quarter ended December 31, 2003.

(c)
Exhibit Listing

Exhibit Number	Document Description
3.1	Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-QSB for the quarter ended December 31, 1996, File No. 0-14602)
3.2	Bylaws of the Registrant, as amended (Incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-QSB for the quarter ended December 31, 1996, File No. 0-14602)
4.1	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to The Company's Registration Statement on Form SB-2 filed on February 28, 1996, File No. 333-00951)
10.1
1994 Non-Employee Directors Stock Option and Stock Grant Program (Incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1994, File No. 0-14602)
10.2
1995 Stock Option Plan for Cyanotech Corporation dated August 9, 1995, as amended (Incorporated by reference to Exhibit 4(c) to the Company's Registration Statement on Form S-8 filed on October 27, 1995, File No. 33-63789)

10.3
Sub-Lease Agreement between the Company and Natural Energy Laboratory of Hawaii Authority dated December 29, 1995 (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB for the quarter ended December 31, 1995, File No. 0-14602)
10.4
Term Loan Agreement dated April 21, 2000 between the Company and B&I Lending, LLC (Incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended March 31, 2000, File No. 0-14602)
14.1	Code of Ethics for Chief Executive Officer and Senior Financial Officers (Incorporated by reference to Exhibit E to the Company's definitive 2004 Proxy Statement)
21.1	Subsidiaries of the Company (Incorporated by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-K for the year ended March 31, 2003, File No. 0-14602)
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Risk Factors

Schedule II

Cyanotech Corporation and Subsidiaries

Valuation and Qualifying Accounts

Years Ended March 31, 2004, 2003 and 2002
(In Thousands)

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expense	Charged to Other Accounts	Deductions	Balance at End of Year
Allowance for Doubtful Receivables:
2004	$60	$37	$—	$1	$96

2003	$40	$70	$—	$50	$60

2002	$20	$20	$—	$—	$40

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Cyanotech Corporation:

        Under date of April 30, 2004, we reported on the consolidated balance sheets of Cyanotech Corporation and subsidiaries (the Company) as of March 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows from each of the years in the three-year period ended March 31, 2004, as contained in the 2004 annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in Item 15 (a)(2). The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

        In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Honolulu, Hawaii
April 30, 2004

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of June, 2004.

CYANOTECH CORPORATION
By:	/s/ GERALD R. CYSEWSKI, PH. D. Gerald R. Cysewski, Ph. D. Chairman of the Board, President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ GERALD R. CYSEWSKI, PH. D. Gerald R. Cysewski, Ph. D.	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer and Director)	June 25, 2004
/s/ JEFFREY H. SAKAMOTO Jeffrey H. Sakamoto	Chief Financial Officer, Vice President —Finance and Administration, Secretary and Treasurer	June 25, 2004
/s/ MICHAEL A. DAVIS Michael A. Davis	Director	June 25, 2004
/s/ DAVID I. ROSENTHAL David I. Rosenthal	Director	June 25, 2004
/s/ JOHN T. WALDRON John T. Waldron	Director	June 25, 2004
/s/ PAUL C. YUEN Paul C. Yuen	Director	June 25, 2004

QuickLinks

TABLE OF CONTENTS
PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7a. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
CONSOLIDATED BALANCE SHEETS March 31, 2004 and 2003
CONSOLIDATED STATEMENTS OF OPERATIONS Years ended March 31, 2004, 2003 and 2002
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS) Years ended March 31, 2004, 2003 and 2002
CONSOLIDATED STATEMENTS OF CASH FLOWS Years ended March 31, 2004, 2003 and 2002
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
  Item 14. Principal Accountant Fees and Services
PART IV
  Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
Cyanotech Corporation and Subsidiaries Valuation and Qualifying Accounts Years Ended March 31, 2004, 2003 and 2002 (In Thousands)
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
SIGNATURES