Form 10-Q
period 2004-06-30
CYANOTECH CORP
filed 2004-08-13
CIK 768408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarterly Period Ended June 30, 2004

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

Yes   ☒   No   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐   No   ☒

Number of common shares outstanding as of July 31, 2004:

Title of Class	Shares Outstanding
Common stock - $.005 par value	20,748,990

CYANOTECH CORPORATION

FORM 10-Q

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

CYANOTECH CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except per share amounts)

(Unaudited)

	June 30, 2004	March 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$2,441	$2,531
Accounts receivable, net	1,945	2,211
Refundable income taxes	11	11
Inventories (see Note 2)	1,307	1,099
Prepaid expenses and other	200	55
Total current assets	5,904	5,907

Equipment and leasehold improvements, net (see Note 3)	11,748	11,844
Other assets	588	606
Total assets	$18,240	$18,357

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$346	$346
Accounts payable	716	874
Accrued expenses	568	604
Total current liabilities	1,630	1,824

Long-term debt, excluding current maturities	2,009	2,093
Total liabilities	3,639	3,917

Stockholders’ equity:
Common stock of $0.005 par value, shares authorized 25,000,000; shares issued and outstanding 20,748,990 at June 30, 2004 and 20,714,246 at March 31, 2004	104	104
Additional paid-in capital	27,175	27,141
Accumulated other comprehensive income - foreign currency translation adjustments	44	30
Accumulated deficit	(12,722)	(12,835)
Total stockholders’ equity	14,601	14,440

Total liabilities and stockholders’ equity	$18,240	$18,357

See accompanying Notes to Consolidated Financial Statements.

CYANOTECH CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,
	2004	2003

NET SALES	$2,707	$2,428
COST OF PRODUCT SALES	1,820	1,724
Gross Profit	887	704

OPERATING EXPENSES:
Research and development	65	38
General and administrative	367	407
Sales and marketing	294	309
Total operating expenses	726	754

Income (loss) from operations	161	(50)

OTHER INCOME (EXPENSE):
Interest income	8	8
Interest expense	(39)	(88)
Other expense, net	(2)	(29)
Total other expense, net	(33)	(109)

Income (loss) before income taxes	128	(159)

INCOME TAX EXPENSE (BENEFIT)	15	(18)

NET INCOME (LOSS)	$113	$(141)

NET INCOME (LOSS) PER SHARE:
Basic	$0.01	$(0.01)
Diluted	$0.01	$(0.01)

SHARES USED IN CALCULATION OF
NET INCOME (LOSS) PER SHARE:
Basic	20,736	18,317
Diluted	20,992	18,317

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$113	$(141)
Other comprehensive income (loss)	14	(5)
	$127	$(146)

See accompanying Notes to Consolidated Financial Statements.

CYANOTECH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended June 30,
	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$113	$(141)
Adjustment to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	331	335
Amortization of debt issue costs and other assets	7	17
Net (increase) decrease in assets:
Accounts receivable	266	293
Refundable income taxes	—	(18)
Inventories	(208)	(16)
Prepaid expenses and other assets	(120)	(168)
Net increase (decrease) in liabilities:
Accounts payable	(158)	(66)
Accrued expenses	(36)	(7)
Net cash provided by operating activities	195	229

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in equipment and leasehold improvements	(235)	(47)

CASH FLOWS FROM FINANCING ACTIVITES:
Proceeds from exercise of stock options and warrants	34	—
Principal payments on long-term debt	(84)	(80)
Net cash used in financing activities	(50)	(80)

Net increase (decrease) in cash and cash equivalents	(90)	102
Cash and cash equivalents at beginning of period	2,531	579

Cash and cash equivalents at end of period	$2,441	$681

See accompanying Notes to Consolidated Financial Statements.

CYANOTECH CORPORATION

FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2004

(Unaudited)

1.                                       BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  These consolidated financial statements and notes should be read in conjunction with the Company’s consolidated financial statements contained in the Company’s previously filed report on Form 10-K for the year ended March 31, 2004.

The Company consolidates enterprises in which it has a controlling financial interest. The accompanying consolidated financial statements include the accounts of Cyanotech Corporation and its wholly-owned subsidiaries, Nutrex Hawaii, Inc. and Cyanotech Japan YK.  All significant intercompany balances and transactions have been eliminated in consolidation.  While the financial information furnished for the three month period ended June 30, 2004 is unaudited, the statements in this report reflect all material items which, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the dates of the consolidated balance sheets. The operating results for the interim period presented are not necessarily indicative of the results that may be expected for the year ending March 31, 2005.

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

2.                                       INVENTORIES

Inventories are stated at the lower of cost (which approximates first-in, first-out) or market and consists of the following (dollars in thousands):

	June 30, 2004	March 31, 2004

Raw materials	$126	$191
Work in process	246	154
Finished goods	795	567
Supplies	140	187
	$1,307	$1,099

3.                                       EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives for equipment and furniture and fixtures, or the shorter of the land lease term or estimated useful lives for leasehold improvements as follows:

Equipment	3 to 10 years
Furniture and fixtures	7 years
Leasehold improvements	10 to 22 years

Equipment and leasehold improvements consist of the following (dollars in thousands):

	June 30, 2004	March 31, 2004

Equipment	$9,756	$9,753
Leasehold improvements	14,360	14,326
Furniture and fixtures	83	83
	24,199	24,162
Less accumulated depreciation and amortization	(13,017)	(12,687)
Construction in-progress	566	369
Equipment and leasehold improvements, net	$11,748	$11,844

4.                                       EARNINGS PER SHARE

Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding.  Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the potentially dilutive effect of outstanding stock options and warrants using the “treasury stock” method and convertible securities using the “if-converted” method.

Reconciliations between the numerator and the denominator of the basic and diluted earnings per share computations for the three months ended June 30, 2004 are as follows (there were no reconciling items for the three months ended June 30, 2003):

	Three Months Ended June 30, 2004
	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands)	(in thousands)

Basic earnings per share	$113	20,736	$0.01
Effect of dilutive securities – Common stock options and warrants	—	256
Diluted earnings per share	$113	20,992	$0.01

The following securities were excluded from the calculation of diluted earnings per share because their effect was antidilutive (in thousands):

	Three Months Ended June 30,
	2004	2003
Stock options and warrants	192	1,267
Debentures, prior to conversion in December 2003	—	1,923

5.                                       STOCK-BASED COMPENSATION

As allowed by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, the Company has elected to continue to apply the intrinsic value-based method of accounting for employee based stock options and adopted only the disclosure requirements of SFAS No. 123.  The following table illustrates the effect on net income (loss) and net income (loss) per common share if the Company had applied the fair-value method under SFAS No. 123 to its employee stock options:

	Three Months Ended June 30,
	2004	2003
Net income (loss), as reported	$113	$(141)
Deduct stock-based employee compensation expense determined under fair-value method for all awards	(19)	(21)
Pro forma net income (loss)	$94	$(162)

Basic net income (loss) per common share:
As reported	$0.01	$(0.01)
Pro forma	$0.00	$(0.01)

Diluted net income (loss) per common share:
As reported	$0.01	$(0.01)
Pro forma	$0.00	$(0.01)

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

Overview

A comparison of selected consolidated statements of operations data as reported herein and in the Company’s previously filed report on Form 10-K for the year ended March 31, 2004 follows for the periods indicated (dollars in thousands):

	Three Months Ended June 30, 2004	Prior Year Comparable Quarter Three Months Ended June 30, 2003		Prior Consecutive Quarter Three Months Ended March 31, 2004
	$	$	Change	$	Change

Net sales:
Spirulina products	$1,379	$1,429	(3)%	$2,077	(34)%
Natural astaxanthin products	1,303	928	40%	1,189	10%
Other products	25	71	(65)%	24	4%
	$2,707	$2,428	11%	$3,290	(18)%

Gross profit	$887	$704	26%	$1,191	(26)%

Income (loss) from operations	$161	$(50)	422%	$455	(65)%

Net income (loss)	$113	$(141)	180%	$441	(74)%

For the first quarter of fiscal 2005, the Company’s results improved from the first quarter of fiscal 2004; however, on a consecutive quarter basis, results declined from the three months ended March 31, 2004.   For the three months ended June 30, 2004, we were unable to fulfill all of our customers’ orders for certain Spirulina products thus resulting in a decline in current quarter revenues from the revenue levels reported in the fourth quarter of fiscal 2004.   The shortage of certain Spirulina products was caused by unseasonably rainy weather during the quarter causing a nutrient imbalance in our cultivation ponds.   Efficient cultivation of microalgae requires consistent light, warm temperature, low rainfall and proper chemical balance in a very nutrient-rich environment.   If the chemical balance of a pond changes, the cellular composition and hence the quality of the Spirulina can be affected.

Historically, our facility at Keahole Point usually experiences wet weather during December through February.   This year the rainy season continued into June with precipitation measurements recorded at the

nearby airport by the National Oceanic and Atmospheric Administration at 383% of our normal levels for the April to June period.   Although action to remedy the unanticipated situation was timely, the amount and duration of the precipitation and shipping delays of ordered nutrients from our suppliers in California hampered our ability to remedy the problem.   Our ponds are now stabilizing at the proper chemical balance.  The quantity of the first quarter’s production of Spirulina was consistent with past levels but the quality of such production was affected.   This resulted in a portion of the current quarter’s Spirulina production being of a lesser quality grade not suitable for use in certain Spirulina products because of our internal quality standards and specifications.   Thus we were unable to produce enough of those Spirulina products to fill some customers’ orders.

Spirulina that does not meet our highest quality standards is sold to a limited number of manufacturers, such as animal feed formulators.   The value of this Spriulina in this market is less than the selling price for our standard Spirulina products, and in some cases, its production cost will exceed market value.   When cost exceeds market value, in accordance with our accounting policy regarding inventory valuation, we state the inventory at the lower market value.   This results in higher cost of sales and lower gross profit margins as experienced in the current quarter from the fourth quarter of fiscal 2004.   Our gross profit margin percentage was 33% for the three months ended June 30, 2004 compared to 36% for the three months ended March 31, 2004.

Compared to the prior consecutive quarter ended March 31, 2004, both income from operations and net income decreased during the current quarter due to lower sales and gross profit margins.   Current quarter’s operating expenses and total other expense, net were comparable to the fourth quarter of fiscal 2004.

Results of Operations

First Quarter of Fiscal 2005 Compared to First Quarter of Fiscal 2004

Net sales for the three months ended June 30, 2004 increased 11% to $2,707,000 from the comparable period a year ago.   The increase resulted primarily from increased volume in sales.   International sales were 46% of total sales for the current year’s first quarter compared to 56% a year ago.  Historically, our major customers (sales exceeding 10% of total sales) were two distributors, one based in Europe and one in the United States.   For the three months ended June 30, 2004, the United States distributor accounted for 11% of sales.   The European distributor placed an order at the end of the first quarter of this year, to be shipped in the second quarter; therefore, our first quarters’ sales were less than 10% for this customer.   For the comparable period a year ago, sales to the European distributor amounted to 16% of total sales.

Gross profit represents net sales less the cost of product sales, which includes the cost of materials, manufacturing overhead costs, direct labor cost and depreciation and amortization.  Gross profit for the three months ended June 30, 2004 was $887,000, an increase of 26% from the $704,000 recorded in the comparable period a year ago.  The increase in gross profit is primarily attributable to increased volume in sales in the current year and the non-recurrence of prior year costs associated with a contractual extraction facility problem.  Partially offsetting these items in the current year quarter were costs associated with Spirulina pond instability resulting from inclement weather.

Operating expenses for the quarter ended June 30, 2004 were $726,000, a 4% decrease from the comparable prior year period.  Research and development expenses increased due primarily to the participation in a customer sponsored clinical study, but sales and marketing expenses decreased 5% primarily due to reduced spending associated in the Company’s packaged product business.   General and administrative expenses decreased 10% primarily due to the cessation of certain royalty payments in the third quarter of fiscal 2004.

As a percentage of net sales, research and development expenses for the current quarter remained at 2%, sales and marketing expenses decreased to 11% from 13%, and general and administrative expenses decreased to 14% from 17%, compared to the comparable prior year period.  The Company is committed to ongoing discretionary cost containment but may invest in focused expenditures in future periods as dictated by the needs of the business.

Total other expense, net improved 70% for the three months ended June 30, 2004 from the comparable period a year ago primarily due to lower interest expense in the current period as a result of the conversion of the outstanding debentures in December 2003.

For the three months ended June 30, 2004, an income tax provision of $15,000 was recorded for our operations in Japan.   For the three months ended June 30, 2003, a benefit for estimated state income tax refunds of $18,000 was recorded.

Variability of Results

The Company has experienced significant quarterly fluctuations in operating results and anticipates that these fluctuations may continue in future periods. Future operating results may fluctuate as a result of changes in sales levels to our largest customers, new product introductions, production difficulties, weather patterns, the mix between sales of bulk products and packaged consumer products, start-up costs associated with new facilities, expansion into new markets, sales promotions, competition, increased energy costs, foreign exchange fluctuations, the announcement or introduction of new products by competitors, changes in our customer mix, overall trends in the market for our products, government regulations and other factors beyond our control.  A significant portion of our expense levels are relatively fixed and the timing of increases in expense levels is based in large part on forecasts of future sales.   Therefore, if net sales are below expectations in any given period, the adverse impact on results of operations may be magnified by our inability to adjust spending quickly enough to compensate for the sales shortfall. We may also choose to reduce prices or increase spending in response to market conditions, which may have a material adverse effect on financial condition and results of operations.

Liquidity and Capital Resources

Working capital for the three months ended June 30, 2004 increased by $191,000 to $4,274,000 from $4,083,000 at March 31, 2004.   The increase to working capital was primarily from higher inventory balances and prepaid assets, and a decrease in accounts payable.   The working capital increase was partially offset by decreases in our cash and cash equivalents and accounts receivable balances.  For the three months ended June 30, 2004, cash and cash equivalents decreased by $90,000 to $2,441,000.   The Company generated cash from operations of $195,000 in the current quarter.

Cash used in investing activities (for capital expenditures) was $235,000 for the three months ended June 30, 2004 from $47,000 in the comparable prior year period.   These investments were for our natural astaxanthin production expansion which is expected to continue into the third quarter of this fiscal year at a total budgeted cost of approximately $750,000.

Cash used in financing activities represented principal payments on the Company long-term debt of $84,000 and $80,000 for the three months ended June 30, 2004 and 2003, respectively.   In addition, the Company received cash proceeds of $34,000 from the exercise of stock options and warrants during the first quarter of fiscal 2005.

The Company’s contractual obligations and commitments (consisting of a term loan and operating leases) are disclosed in the Company’s previously filed report on Form 10-K for the fiscal year ended March 31, 2004 in the following sections: Item. 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources, and Item 8. Financial Statements and Supplementary Data – Notes 5 and 6 of Notes to Consolidated Financial Statements.   There have been no significant changes in contractual obligations and commitments from March 31, 2004 to June 30, 2004, other than those reported elsewhere in this Form 10-Q.

Critical Accounting Policies

Our unaudited financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X.  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses.  These estimates and assumptions are affected by management’s application of accounting policies.  The Company has identified certain policies that require the application of significant judgment by management.  Our most critical accounting policies are those related to inventory valuation, revenue recognition, equipment and leasehold improvements, income taxes and impairment of long-lived assets.  These critical accounting policies are stated in the notes to consolidated financial statements in the Company’s previously filed report on Form 10-K for the fiscal year ended March 31, 2004.  This discussion and analysis should be read in conjunction with such notes and our consolidated financial statements and related notes included elsewhere in this report.

Outlook

This outlook section contains a number of forward-looking statements, all of which are based on current expectations.  Actual results may differ materially.   See first paragraph of this Item 2.

Cyanotech Corporation’s ongoing strategy to be a world-leader in the production and marketing of high-value natural products from microalgae continues to be the focus of our company.  Our current product offerings include Certified Organic and Naturally Cultivated Spirulina Pacifica® in powder, flake and tablet form, NatuRose® natural astaxanthin powder for the animal nutrition market, BioAstin® natural astaxanthin antioxidant in lipid extract, softgel caplet and micro-encapsulated beadlet form for the human nutrition and cosmetic industries and Phycobiliproteins for use in medical diagnostics.  Information about our Company and our products can be viewed at www.cyanotech.com, www.nutrex-hawaii.com or www. phycobiliprotein.com .  Consumer products can also be purchased online at www.nutrex-hawaii.com .

We began fiscal 2005 with net sales of $2,707,000 for the quarter ended June 30, 2004, compared to $2,428,000 and $3,290,000 reported for the first quarter and fourth quarter of the prior year, respectively.  Although our total net sales declined from the fourth quarter of the prior year, sales of our natural astaxanthin products grew 10% above the prior consecutive quarter level and 40% above the prior comparable quarter level.   However, sales of our Spirulina products did not show increased sales this quarter as a result of inclement weather production issues previously described.

Sales of our natural astaxanthin products, BioAstin and NatuRose, continued to increase steadily during the first quarter and are in line with our projections for fiscal 2005.  Our NatuRose product has widespread acceptance in Japan for aquaculture use as the natural alternative to synthetic pigments.  As in such use, we expect to see increased competition from other manufacturers of similar natural pigments.  We are, however, confident of our ability to market NatuRose successfully and believe we have customers who are committed to this product.  We are also diversifying our customer base for NatuRose in other international aquaculture markets.  Concurrently, sales of BioAstin, our natural astaxanthin product for the human nutrition and cosmetics markets continue to remain strong.  Here again, we are diversifying our customer base and are experiencing increased acceptance of BioAstin as an efficient antioxidant for multiple applications in nutraceutical formulations.

During the first quarter we continued to increase our production capacity for our natural astaxanthin products.  This project, which is comprised of the conversion of cultivation ponds and selected improvements in processing equipment, is on schedule and being funded entirely by cash flow generated from operations.  We expect all phases of this project to be completed by December 31, 2004, the end of our third fiscal quarter.

Our Spirulina products are a significant component of our business representing 51% of net sales for the current quarter and 59% and 63% of net sales for the first and fourth quarters of the prior year, respectively.   Although we were unable to satisfy all of our customers orders this quarter, we continued to see a significant demand for our Spirulina products.   Our backlog of Spirulina orders as of June 30, 2004, increased over 300% from the March 31, 2004 balance.   We may not be able to fill all such orders in the current quarter.   Although we have balanced the chemical composition of our cultivation ponds after the heavy rains of the recent past, our cost of goods sold for Spirulina products will probably remain even with profit margins of our prior quarter.   This is due to the first quarter residual carrying cost impacts in our existing finished goods inventories.

The Company’s future results of operations and the other forward-looking statements contained in this Outlook, in particular the statements regarding revenues, gross margin and capital spending involve a number of risks and uncertainties.  In addition to the factors discussed above that could cause actual results to differ materially are the following:  business conditions and growth in the natural products industry and in the general economy; changes in customer order patterns; changes in demand for natural products in general; changes in weather conditions; competitive factors, such as competing spirulina and astaxanthin producers increasing their production capacity and the resulting impact, if any, on world market prices for these products; government actions; shortage of manufacturing capacity; and other factors beyond our control.  Risk factors are discussed in detail in exhibit 99.1, hereto included in this report.

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

Item 4.  Controls and Procedures

Under the supervision and with the participation of management, including the President and Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) of the Company (the “Certifying Officers”), we have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report in accordance with Item 307 of Regulation S-K promulgated by the Securities and Exchange Commission.  As defined under Rules 13a-15(e) or 15d-15(e) issued under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” refers to controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective.   There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

(1)

A report on Form 8-K dated April 1, 2004 included Item 5. Other Events and Regulation FD Disclosure and Item 7. Financial Statements, Pro Forma Financial Information and Exhibits in conjunction with the Company’s press release announcing the resignation of Ronald P. Scott from the Company’s Board of Directors.

(2)

A report on Form 8-K dated May 11, 2004 included Item 12. Results of Operations and Financial Condition in conjunction with the Company’s press release announcing the financial results for the Quarter ended March 31, 2004.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYANOTECH CORPORATION (Registrant)

August 13, 2004	By:	/s/	Gerald R. Cysewski
(Date)			Gerald R. Cysewski
Chairman of the Board, President and Chief Executive Officer

	By:	/s/	Jeffrey H. Sakamoto
Jeffrey H. Sakamoto
Vice President – Finance & Administration (Principal Financial and Accounting Officer)