Form 10-Q
period 2004-09-30
CYANOTECH CORP
filed 2004-11-15
CIK 768408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarterly Period Ended September 30, 2004

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

Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).                 Yes ☐  No ☒

Number of common shares outstanding as of October 31, 2004:

Title of Class	Shares Outstanding
Common stock - $0.005 par value	20,764,140

CYANOTECH CORPORATION

FORM 10-Q

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

CYANOTECH CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except per share amounts)

(Unaudited)

	September 30, 2004	March 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$2,395	$2,531
Accounts receivable, net	2,102	2,211
Refundable income taxes	—	11
Inventories (see Note 2)	1,404	1,099
Prepaid expenses	225	55
Total current assets	6,126	5,907

Equipment and leasehold improvements, net (see Note 3)	11,598	11,844
Other assets	572	606
Total assets	$18,296	$18,357

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$346	$346
Accounts payable	676	874
Accrued expenses	630	604
Total current liabilities	1,652	1,824

Long-term debt, excluding current maturities	1,924	2,093
Total liabilities	3,576	3,917

Stockholders’ equity:
Common Stock of $0.005 par value; as of September 30, 2004, 30,000,000 shares authorized, 20,764,140 shares issued and outstanding; and as of March 31, 2004, 25,000,000 shares authorized, 20,714,246 shares issued and outstanding	104	104
Additional paid-in capital	27,197	27,141
Accumulated other comprehensive income — foreign currency translation adjustments	20	30
Accumulated deficit	(12,601)	(12,835)
Total stockholders’ equity	14,720	14,440

Total liabilities and stockholders’ equity	$18,296	$18,357

See accompanying Notes to Consolidated Financial Statements.

CYANOTECH CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
NET SALES	$2,998	$2,840	5,705	$5,268
COST OF PRODUCT SALES	1,944	1,979	3,764	3,703
Gross profit	1,054	861	1,941	1,565

OPERATING EXPENSES:
Research and development	62	26	127	64
Sales and marketing	297	354	591	663
General and administrative	522	449	889	856
Total operating expenses	881	829	1,607	1,583

Income (loss) from operations	173	32	334	(18)

OTHER INCOME (EXPENSE):
Interest income	9	4	17	12
Interest expense	(40)	(78)	(79)	(166)
Other income (expense), net	(9)	32	(11)	3

Total other expense, net	(40)	(42)	(73)	(151)

Income (loss) before income taxes	133	(10)	261	(169)

INCOME TAX BENEFIT (EXPENSE)	(12)	—	(27)	18

NET INCOME (LOSS)	$121	$(10)	$234	$(151)

NET INCOME (LOSS) PER SHARE
Basic	$0.01	$(0.00)	$0.01	$(0.01)
Diluted	$0.01	$(0.00)	$0.01	$(0.01)

SHARES USED IN CALCULATION OF
NET INCOME (LOSS) PER SHARE:
Basic	20,752	18,317	20,744	18,317
Diluted	21,035	18,317	21,017	18,317

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$121	$(10)	$234	$(151)
Other comprehensive income (loss)	(24)	24	(10)	19
	$97	$14	$224	$(132)

See accompanying Notes to Consolidated Financial Statements.

CYANOTECH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$234	$(151)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	657	671
Issuance of stock in exchange for services	15	—
Issuance of stock options in exchange for services	7	—
Amortization of debt issue costs and other assets	15	48
Allowance for doubtful accounts	—	40
Net (increase) decrease in:
Accounts receivable	109	69
Refundable income taxes	11	(11)
Inventories	(305)	(13)
Prepaid expenses and other assets	(161)	(124)
Net increase (decrease) in:
Accounts payable	(198)	63
Accrued expenses	26	21
Net cash provided by operating activities	410	613

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in equipment and leasehold improvements	(411)	(87)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options and warrants	34	—
Release of long-term debt restricted cash deposit	—	250
Principal payments on long-term debt	(169)	(162)
Net cash provided by (used in) financing activities	(135)	88

Net increase (decrease) in cash and cash equivalents	(136)	614

Cash and cash equivalents at beginning of period	2,531	579

Cash and cash equivalents at end of period	$2,395	$1,193

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$65	$136
Income taxes	$118	$11

See accompanying Notes to Consolidated Financial Statements.

CYANOTECH CORPORATION

FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2004

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

The Company consolidates enterprises in which it has a controlling financial interest. The accompanying consolidated financial statements include the accounts of Cyanotech Corporation and its wholly-owned subsidiaries, Nutrex Hawaii, Inc. and Cyanotech Japan YK.  All significant intercompany balances and transactions have been eliminated in consolidation. While the financial information furnished for the three and six month periods ended September 30, 2004 is unaudited, the statements in this report reflect all material items which, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the dates of the consolidated balance sheets. The operating results for the interim period presented are not necessarily indicative of the results that may be expected for the year ending March 31, 2005.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of any contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Management reviews these estimates and assumptions periodically and reflects the effect of revisions in the period that they are determined to be necessary.  Actual results could differ significantly from those estimates.

2.                                       INVENTORIES

Inventories are stated at the lower of cost (which approximates first-in, first-out) or market and consist of the following (dollars in thousands):

	September 30, 2004	March 31, 2004
Raw materials	$162	$191
Work in process	255	154
Finished goods	862	567
Supplies	125	187
	$1,404	$1,099

3.             EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives for equipment and furniture and fixtures, or the shorter of the land lease term or estimated useful lives for leasehold improvements as follows:

Equipment	3 to 10 years
Furniture and fixtures	7 years
Leasehold improvements	10 to 21 years

Equipment and leasehold improvements consist of the following (dollars in thousands):

	September 30, 2004	March 31, 2004

Equipment	$9,815	$9,753
Leasehold improvements	14,567	14,326
Furniture and fixtures	84	83
	24,466	24,162
Less accumulated depreciation and amortization	(13,344)	(12,687)
Construction in-progress	476	369
Equipment and leasehold improvements, net	$11,598	$11,844

4.             INDEPENDENT DIRECTOR STOCK OPTION AND STOCK GRANT PLAN

On August 16, 2004, the stockholders approved the Independent Director Stock Option and Stock Grant Plan (the “2004 Plan”).   300,000 shares of common stock are reserved for issuance under the 2004 Plan.  Under the 2004 Plan, upon election to the Board of Directors, a newly elected non-employee director is granted a ten-year option to purchase 4,000 shares of the Company’s common stock at a fair market value on the date of grant.  All options granted under the 2004 Plan shall vest and become exercisable six months from the date of grant.  In addition, on the date of each Annual Meeting of Stockholders, each non-employee director continuing in office will be automatically granted, without payment, 3,500 shares of common stock, non-transferable for six months following the date of grant.   Concurrently with the 2004 Plan approval, the 1994 Non-Employee Director Stock Option and Stock Grant Plan was terminated except for outstanding options issued thereunder.

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for its fixed plan stock options issued to employees, including non-employee directors.  As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.  For the three and six months ended September 30, 2004, an expense of $22,000 was recognized in connection with common stock grants and issuances of common stock options.

5.             EARNINGS PER SHARE

Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding.  Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the potentially dilutive effect of outstanding stock options and warrants using the “treasury stock” method.

Reconciliations between the numerator and the denominator of the basic and diluted earnings per share computations for the three and six months ended September 30, 2004 are as follows (in thousands, except per share amounts):

	Three Months Ended September 30, 2004			Six Months Ended September 30, 2004
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic earnings per share	$121	20,752	$0.01	$234	20,744	$0.01
Effect of dilutive securities — Common stock options and warrants	—	283		—	273
Dilutive earnings per share	$121	21,035	$0.01	$234	21,017	$0.01

There were no reconciling items for the three and six months ended September 30, 2003.

The following securities were excluded from the calculation of diluted earnings per share because their effect was antidilutive (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
Stock options and warrants	169	1,280	172	1,280
Convertible debentures	—	1,923	—	1,923

6.             STOCK-BASED COMPENSATION

As allowed by Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock-Based Compensation”, the Company has elected to continue to apply the intrinsic value-based method of accounting for employee based stock options and adopted only the disclosure requirements of SFAS No. 123.   The following table illustrates the effect on net income (loss) and net income (loss) per common share if the Company had applied the fair-value method under SFAS No. 123 to its employee stock options:

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003

Net income (loss), as reported	$121	$(10)	$234	$(151)
Deduct stock-based employee compensation
Expense determined under fair-value method for all awards	(24)	(23)	(41)	(44)
Pro-forma net income (loss)	$97	$(33)	$193	$(195)

Basic net income (loss) per common share:
As reported	$0.01	$(0.00)	$0.01	$(0.01)
Pro-forma	$0.00	$(0.00)	$0.01	$(0.01)

Diluted net income (loss) per common share:
As reported	$0.01	$(0.00)	$0.01	$(0.01)
Pro-forma	$0.00	$(0.00)	$0.01	$(0.01)

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

Overview

A comparison of selected consolidated statements of operations data as reported herein and in the Company’s previously filed reports on Form 10-Q for the quarterly period ended June 30, 2004 and on Form 10-K for the year ended March 31, 2004 follows for the periods indicated (dollars in thousands):

	Three Months Ended September 30, 2004	Prior Year Comparable Quarter Three Months Ended September 30, 2003		Prior Consecutive Quarter Three Months Ended June 30, 2004
	$	$	Change	$	Change
Net sales:
Spirulina products	$1,789	$1,445	24%	$1,379	30%
Natural astaxanthin products	1,139	1,362	(16%)	1,303	(13%)
Other products	70	33	112%	25	180%
	$2,998	$2,840	6%	$2,707	11%

Gross profit	$1,054	$861	22%	$887	19%

For the three months ended September 30, 2004, net sales improved 6% from the comparable prior year quarter and 11% from the current year’s first quarter results.  However, the Company’s sales by product line reflected mixed results with increasing Spirulina sales while natural astaxanthin sales declined as compared to both the comparable prior year quarter and the first quarter of the current fiscal year.  Our Spirulina products have lower profit margins than our astaxanthin products due to an established, mature and competitive market for Spirulina.  Our natural astaxanthin sales for the three months ended September 30, 2004 were impacted primarily by two factors which lowered customer demand in the quarter:  (1) inclement weather in Japan (ranging from a heat wave to typhoons) and (2) competitive pricing issues from synthetic astaxanthin products in Europe.  As NatuRose, our natural astaxanthin product for the animal nutrition market, has widespread acceptance in the aquaculture market in Japan, we believe the demand for NatuRose will rebound in the future to levels consistent with prior demand patterns.  In anticipation of increasing worldwide competition, the Company continues to actively increase customer acceptance of its natural astaxanthin products and to diversify its customer base.

Spirulina product sales for the quarter ended September 30, 2004 increased 24% from the same period a year ago and 30% above the current year’s first quarter sales primarily due to the fulfillment of most of the first quarter’s backlogged orders.  The backlog of orders at the end of this fiscal year’s first quarter was higher than prior period levels due to production shortfalls of certain spirulina products resulting from the unseasonably rainy weather.  The increase in other products sales is due to higher sales of phycobiliproteins resulting from both an increase in units sold and an overall reduction in unit pricing of approximately 20%.

For the three months ended September 30, 2004, the Company experienced a change in the mix of products sold.   Spirulina and astaxanthin sales were 60% and 38% of total net sales for the quarter ended September 30, 2004, respectively, compared to 51% and 48% for the comparable quarter a year ago.  Responding to the shift in product demand, the Company deferred the conversion of six ponds by retaining these ponds for Spirulina cultivation.  These six ponds were part of the Company’s natural astaxanthin expansion project which consists of shifting culture ponds from Spirulina to Haematococcus cultivation.  The Haematococcus pluvialis microalgae are used by the Company to produce its natural astaxanthin products.  In future periods, the Company intends to complete the conversion of these six ponds to Haematococcus cultivation at no additional cost to the original budget.

The Company achieved increased production volumes during the current quarter for both Spirulina and natural astaxanthin above levels achieved in any of the past five consecutive quarters.  At these volumes, the Company was able to achieve increasing economies of scale which favorably impacted cost of sales.   As a result, the gross profit margin as a percentage of net sales improved to 35% for the three months ended September 30, 2004, compared to 30% for the same period a year ago and 33% for the first quarter of fiscal 2005.

Results of Operations

Second Quarter of Fiscal 2004 Compared to Second Quarter of Fiscal 2003

Net sales for the three months ended September 30, 2004 were $2,998,000, a 6% increase from the $2,840,000 for the comparable period a year ago.   Sales of Spirulina products increased 24% due primarily to the fulfillment of the majority of the first quarter’s delayed backlog of orders.   The increased Spirulina sales were offset by a 16% decrease in sales of natural astaxanthin products.  International sales represented 47% of net sales for the three months ended September 30, 2004 compared to 57% for the same period a year ago reflecting lower sales in Japan and Europe.  For the three months ended September 30, 2004 and 2003, no single customer had net sales of 10% or more of total net sales.

Gross profit represents net sales less cost of goods sold, which includes the cost of materials, manufacturing overhead costs, direct labor expenses and depreciation and amortization. Gross profit for the three months ended September 30, 2004 was $1,054,000, an increase of 22% from the comparable period a year ago due primarily increasing economies of scale in production.  As a percent of net sales, the gross profit margin of 35% was an increase of five percentage points from the same period a year ago.

Operating expenses for the quarter ended September 30, 2004 were $881,000, an increase of $52,000 or 6% from the comparable prior year period.   The increase in spending reflects a combination of increased investment in research and development and higher general and administrative expenses, partially offset by lower sales and marketing expenses.  The Company continues to carefully manage its operating expenses.

Research and development expenses increased due primarily to the continued participation in an ongoing customer sponsored clinical study.  Although the Company does not plan to incur additional expenses for this particular clinical study, the Company may participate in other similar studies to establish the efficacy of our products.

The Company also incurred additional general and administrative expenses related to compliance with changing securities laws and regulations and higher independent director costs resulting from action taken by stockholders at the Company’s Annual Meeting in August 2004.   Offsetting these increased expenditures were the reductions in bad debt expense and the cessation of royalty payments incurred in the prior year period.  Sales and marketing expenses decreased primarily due to reduced spending on our packaged products business offset partially by increased advertising.

Net other expense remained about the same as in the prior year comparable quarter.  However, current year’s interest expense decreased as a result of the conversion of debentures in December 2003.  The decrease in interest expense was offset by losses arising from exchange rate fluctuations in the current period on transactions of our Japan subsidiary (whose transactions are denominated in Yen) as compared with gains incurred in the comparable prior year quarter.

For the three months ended September 30, 2004, an income tax provision of $12,000 was recorded for our operations in Japan.   The Company does not expect any United States income taxes for the current fiscal year as a result of available net operating loss carryforwards.  For the three months ended September 30, 2003, no tax provision was recorded due to the Company’s taxable loss position in the period.

The Company recorded net income of $121,000 ($0.01 per diluted share) for the three months ended September 30, 2004, compared with a net loss of $10,000 reported for the comparable prior year period.  The generation of net income in the current period resulted from the improvement in the gross profit margin from 30% a year ago to 35% in the current period and the growth in sales partially offset by increased operating expenses.

Six Months Ended September 30, 2004 Compared to Six Months Ended September 30, 2003

Net sales for the six months ended September 30, 2004 were $5,705,000, an increase of 8% from the comparable period a year ago.   Comparing year-to-year sales by product line, Spirulina sales increased 10% and natural astaxanthin sales increased 7%.  Spirulina sales increased for both bulk powder and tablet products partially offset by reduced packaged consumer product sales.  While Spirulina is an important component of our business, the Spirulina market is mature and we face established product and pricing competition.  Sales of BioAstin, the Company’s natural astaxanthin product for the human nutrition market increased for the six months ended September 30, 2004 compared to the same period a year ago, however, sales of NatuRose declined primarily due to lower sales in Japan due to issues previously mentioned.  As the natural astaxanthin market is an emerging market, the Company is investing in ways to increase acceptance of its natural astaxanthin products worldwide.  International sales represented 47% and 62% of net sales for the six month periods ended September 30, 2004 and 2003, respectively.   For the six months ended September 30, 2004, sales to a distributor in the United States accounted for 10% of sales.  For the six months ended September 30, 2003, sales to a European distributor accounted for 10% of sales.

Gross profit increased 24% to $1,941,000 for the six months ended September 30, 2004, from $1,565,000 for the comparable period a year ago.  As a percentage of sales, the gross profit margin improved to 34% for the current year period from 30% a year ago.   The improvement is primarily attributable to production scale efficiencies in the current quarter partially offset by first quarter costs associated with Spriulina pond instability issues resulting from inclement weather.  In addition, the prior year gross profit margin was impacted by a finished goods loss resulting from a problem at a contract extraction facility which was subsequently remedied in the prior year.

Operating expenses were $1,607,000 during the six months ended September 30, 2004, an increase of $24,000 or 2% above the comparable period of fiscal 2004.   Consistent with changes in operating expenses for the three month periods ended September 30, 2004 and 2003, the increase in spending reflects a combination of increased investment in research and development and higher general and administrative expenses, partially offset by lower sales and marketing expenses.  The Company continues to carefully manage its operating expenses.

Net other expense amounted to $73,000, a decrease of $78,000 or 52% from the comparable period a year ago primarily due to lower interest expense in the current period as a result of the conversion of debentures in December 2003.

An income tax provision of $27,000 was recorded for our operations in Japan for the six months ended September 30, 2004.  An income tax benefit for estimated state income tax refunds of $18,000 was recorded in the six months ended September 30, 2003.

Net income of $234,000 or $0.01 per diluted share was recorded for the six months ended September 30, 2004 compared to a net loss of $151,000 or $0.01 per diluted share for the comparable period of the prior year.   The $385,000 improvement is primarily attributable to increased net sales, improved gross margins and lower interest expense in the current year.

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

Liquidity and Capital Resources

Working capital for the six months ended September 30, 2004 increased by $391,000 to $4,474,000 from $4,083,000 at March 31, 2003 primarily due to an increase in inventories and a reduction in trade accounts payable.  Inventory balances increased as a result of unexpected changes in customer demands for our natural astaxanthin products in both Japan and Europe.  The Company responded by shifting production capacity to Spirulina in an effort to fill backlogged orders and to avoid excessive levels of inventories.

For the six months ended September 30, 2004, cash and cash equivalents decreased $136,000 to $2,395,000.   The decrease in cash balances resulted from planned investments in equipment and leasehold improvements primarily for our natural astaxanthin expansion project and principal payments on long-term debt partially offset by cash flows provided by operating activities.

Net cash and cash equivalents of $410,000 and $613,000 were provided by operations for the six months ended September 30, 2004 and 2003, respectively.   Although the Company generated net income of $234,000 in the current year period versus a $151,000 net loss for the same period a year ago, overall cash generated from operations declined as compared to the comparable prior year period due to increasing inventory balances, payments on trade accounts payables and an increase in prepaid expenses primarily for insurance premiums paid in advance.

Cash used in investing activities (for capital expenditures) increased by $324,000 for the six months ended September 30, 2004 to $411,000 from $87,000 in the comparable prior year period principally due to our natural astaxanthin expansion project.   This project consists of shifting ten culture ponds from Spirulina to Haematococcus cultivation and upgrading key elements of our production system.   As of September 30, 2004, the project is approximately 80% complete with four ponds converted and substantially all upgrades of key production elements done.   During the quarter ended September 30, 2004, the Company experienced a shift in product demand and responded by deferring the conversion of six ponds to Haematococcus cultivation.  The Company intends to complete this project, which is being funded entirely by cash flow generated from operations, within budgeted targets.  Upon project completion, the converted ponds will increase our flexibility to better respond to changing market conditions.

Cash used in financing activities amounted to $135,000 for the six months ended September 30, 2004 compared to cash provided by financing activities of $88,000 for the comparable prior year period.  The decrease was primarily due to the release, in July 2003, of $250,000 of restricted cash deposits by the Company’s long-term debt holder.

The Company’s contractual obligations and commitments (consisting of a term loan and operating leases) are disclosed in the Company’s previously filed report on Form 10-K for the fiscal year ended March 31, 2004 in the following sections:  Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources, and Item 8. Financial Statements and Supplementary Data — Notes 5 and 6 of Notes to Consolidated Financial Statements.  There have been no significant changes in contractual obligations and commitments from March 31, 2004 to September 30, 2004, other than those reported elsewhere in this Form 10-Q.

Critical Accounting Policies

Our unaudited financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X.  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses.  These estimates and assumptions are affected by management’s application of accounting policies.  The Company has identified certain policies that require the application of significant judgment by management.  Our most critical accounting policies are those related to inventory valuation, revenue recognition, equipment and leasehold improvements, income taxes and impairment of long-lived assets.  These critical accounting policies are discussed in the Notes to Consolidated Financial Statements in the Company’s previously filed report on Form 10-K for the fiscal year ended March 31, 2004.  This discussion and analysis should be read in conjunction with such notes and our consolidated financial statements and related notes included elsewhere in this report.

Outlook

This outlook section contains a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially. See first paragraph of this Item 2.

The successful production and marketing of high-value natural products derived from microalgae has been the strategy of Cyanotech Corporation since our inception.  Our current product offerings include Certified Organic and Naturally Cultivated Spirulina Pacifica® in powder, flake and tablet form, NatuRose® natural astaxanthin powder for the animal nutrition market, BioAstin® natural astaxanthin antioxidant in lipid extract, softgel caplet and micro-encapsulated beadlet form for the human nutrition and cosmetic industries and algae-based Phycobiliproteins for use in medical diagnostics.  Information about our Company and our products can be viewed at www.cyanotech.com, www.nutrex-hawaii.com or www.phycobiliprotein.com.  Consumer products can also be purchased online at www.nutrex-hawaii.com.

Net sales of $2,998,000 for the second quarter of fiscal 2005 demonstrate the consistent demand for our Spirulina Pacifica, BioAstin and NatuRose products.  Overall, our net sales compare favorably with the first quarter of fiscal 2005 as well as with the comparable quarter of the prior fiscal year.  However, compared to both the first quarter of this year and the comparable prior year quarter, our product mix shifted due to changes in our customers’ requirements.  As such, a larger proportion of total sales for the second quarter of fiscal year 2005 were Spirulina Pacifica products which have lower profit margins than our astaxanthin products.

Our gross profit margin improved to 35% due to improvements in our production efficiency for all products.  Recovering quickly from the adverse effect of rain on our first quarter production, we achieved high levels of production allowing us to ship higher volumes of Spirulina Pacifica, reducing our outstanding backlog of orders and offsetting the effect of the change in product mix.

Substantial progress was made during the quarter on our ongoing project to increase the capacity for astaxanthin production with essentially all non-pond upgrades and improvements to key elements of our processing capacity completed and functioning.  In response to the shift in product demand, we deferred some of our pond conversion work by retaining six ponds for cultivation of Spirulina Pacifica.  When complete, our ten pond conversion will allow our Company greater flexibility in adapting to changes in product mix.  An important fact which we wish to emphasize is that while this project represents a substantial investment, it is being funded by cash flows generated from operations.

Entering the second half of fiscal 2005 we are confident of our ability to sustain and improve our profitability.  After several years of loss we have now achieved four consecutive quarters of profit and we believe we can adapt more readily to changing demands in our markets.  Our sales and marketing efforts are targeted at increasing the acceptance of both of our natural astaxanthin products and to firmly establish Cyanotech as the world’s leading manufacturer of this high-value product.  We are confident that our sales of BioAstin and NatuRose will grow and that our Company will be able to capitalize on the increasing demand.

Beyond our natural astaxanthin products, we currently are evaluating three additional microalgal based products for potential commercialization.  Our evaluation includes an assessment of potential markets, preliminary process development and profit analyses.  There can be no assurance that Cyanotech will commercially produce any of the three potential new products, however, we are committed to continuing development of new microalgal products.

The Company’s future results of operations and the other forward-looking statements contained in this Outlook, in particular the statements regarding revenues, gross margin and capital spending involve a number of risks and uncertainties.  In addition to the factors discussed above that could cause actual results to differ materially are the following:  business conditions and growth in the natural products industry and in the general economy, changes in customer order patterns, changes in demand for natural products in general, changes in weather conditions, competitive factors, such as competing spirulina and astaxanthin producers increasing their production capacity and the resulting impact, if any, on world market prices for these products, government actions, shortage of manufacturing capacity, and other factors beyond our control.  Risk factors are discussed in detail in Exhibit 99.1, included in this report.

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

Item 4.  Controls and Procedures

Under the supervision and with the participation of management, including the President and Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) of the Company (the “Certifying Officers”), we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report in accordance with Item 307 of Regulation S-K promulgated by the Securities and Exchange Commission.  As defined under Rules 13a-15(e) or 15d-15(e) issued under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” refers to controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

 Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective. There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.                                                OTHER INFORMATION

Item 1.                                                             Legal Proceedings

                                                                                                None

Item 4.                                                             Submission of Matters to a Vote of Security Holders

On August 16, 2004, the following matters were submitted and voted by stockholders entitled to vote at the Company’s Annual Meeting of Stockholders:

a)            The following directors were elected to serve until the next Annual Meeting or until their successors are elected:

	For Votes	Withheld Votes
Gerald R. Cysewski	18,255,773	79,773
Michael A. Davis	18,245,581	89,965
Gregg W. Robertson	18,246,661	88,885
David I. Rosenthal	18,254,581	80,965
John T. Waldron	18,237,431	98,115
Paul C. Yuen	18,235,931	99,615

b)   Approval to amend the Company’s Articles of Incorporation to increase the number of authorized shares of common stock (par value $0.005 per share) from 25,000,000 to 30,000,000.   The vote was 17,455,834 for, 814,907 against and 74,805 abstaining.

c)  Approval of the Independent Director Stock Option and Stock Grant Plan (the “2004 Plan), reserving a total of 300,000 authorized shares of common stock of the Company for issuance of options and grants under the 2004 Plan.   The vote was 9,018,193 for, 781,277 against, 91,890 abstaining and 8,444,186 broker not voted.

d)           Ratification of the selection of KPMG LLP as the Company’s independent Registered Public Accounting Firm for the fiscal year ending March 31, 2005.  The vote on the ratification was 18,236,652 for, 42,083 against and 56,811 abstaining.

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

b)    Reports on Form 8-K

A report on Form 8-K dated August 2, 2004 included Item 12. Results of Operations and Financial Condition in conjunction with the Company’s press release announcing the financial results for the Quarter ended June 30, 2004.

A report on Form 8-K dated August 19, 2004 included Item 5. Other Events and Regulation FD Disclosure and Item 7. Financial Statements, Pro Forma Financial Information and Exhibits in conjunction with a news article on the Company published in the Honolulu Star Bulletin comprised primarily of an interview with the Company’s Chief Executive Officer, Gerald R. Cysewski.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYANOTECH CORPORATION (Registrant)

November 12, 2004	By:	/s/ Gerald R. Cysewski
(Date)		Gerald R. Cysewski
Chairman of the Board, President and Chief Executive Officer

	By:	/s/ Jeffrey H. Sakamoto
Jeffrey H. Sakamoto
Vice President — Finance & Administration (Principal Financial and Accounting Officer)