Form 10-Q
period 2004-12-31
CYANOTECH CORP
filed 2005-02-14
CIK 768408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarterly Period Ended December 31, 2004

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

Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐  No  ☒

Number of common shares outstanding as of January 31, 2005:

Title of Class	Shares Outstanding
Common stock - $.005 par value	20,892,140

CYANOTECH CORPORATION

FORM 10-Q

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

CYANOTECH CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except per share amounts)

(Unaudited)

	December 31, 2004	March 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$2,582	$2,531
Accounts receivable, net	2,414	2,211
Refundable income taxes	14	11
Inventories (see Note 3)	1,476	1,099
Prepaid expenses	126	55
Total current assets	6,612	5,907

Equipment and leasehold improvements, net (see Note 4)	11,393	11,844
Other assets	568	606
Total assets	$18,573	$18,357

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$346	$346
Accounts payable	618	874
Accrued expenses	657	604
Total current liabilities	1,621	1,824

Long-term debt, excluding current maturities	1,838	2,093
Total liabilities	3,459	3,917

Stockholders’ equity:
Common Stock of $0.005 par value, as of December 31, 2004, 30,000,000 shares authorized, 20,840,365 shares issued and outstanding; and as of March 31, 2004, 25,000,000 shares authorized, 20,714,246 shares issues and outstanding	104	104
Additional paid-in capital	27,245	27,141
Accumulated other comprehensive income - foreign currency translation adjustments	40	30
Accumulated deficit	(12,275)	(12,835)
Total stockholders’ equity	15,114	14,440

Total liabilities and stockholders’ equity	$18,573	$18,357

See accompanying Notes to Consolidated Financial Statements.

CYANOTECH CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003

NET SALES	$3,180	$3,024	$8,885	$8,292
COST OF PRODUCT SALES	2,017	1,840	5,781	5,543
Gross profit	1,163	1,184	3,104	2,749

OPERATING EXPENSES:
Research and development	38	53	165	117
Sales and marketing	301	298	892	961
General and administrative	506	541	1,395	1,397
Total operating expenses	845	892	2,452	2,475

Income from operations	318	292	652	274

OTHER INCOME (EXPENSE):
Interest income	8	1	25	13
Interest expense	(43)	(84)	(122)	(250)
Other income, net	37	14	26	17
Total other income (expense)	2	(69)	(71)	(220)

Income before income taxes	320	223	581	54

INCOME TAX EXPENSE (BENEFIT)	(6)	114	21	96

NET INCOME (LOSS)	$326	$109	$560	$(42)

NET INCOME (LOSS) PER SHARE
Basic	$0.02	$0.01	$0.03	$(0.00)
Diluted	$0.02	$0.01	$0.03	$(0.00)

SHARES USED IN CALCULATION OF NET INCOME (LOSS) PER SHARE:
Basic	20,771	18,777	20,753	18,471
Diluted	20,988	18,934	20,981	18,471

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$326	$109	$560	$(42)
Other comprehensive income	20	9	10	28
	$346	$118	$570	$(14)

See accompanying Notes to Consolidated Financial Statements.

CYANOTECH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended December 31,
	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$560	$(42)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	995	1,013
Issuance of stock in exchange for services	15	—
Issuance of stock options in exchange for services	7	—
Amortization of debt issue costs and other assets	23	55
Allowance for doubtful accounts	30	105
Net (increase) decrease in:
Accounts receivable	(233)	(128)
Refundable income taxes	(3)	6
Inventories	(377)	(49)
Prepaid expenses and other assets	(46)	(104)
Net increase (decrease) in:
Accounts payable	(256)	77
Accrued expenses	53	183
Net cash provided by operating activities	768	1,116

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in equipment and leasehold improvements	(544)	(185)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	28	1
Proceeds from exercise of warrants (see Note 6)	54	—
Release of restricted cash deposit	—	250
Principal payments on long-term debt	(255)	(244)
Net cash provided by (used in) financing activities	(173)	7

Net increase in cash and cash equivalents	51	938

Cash and cash equivalents at beginning of period	2,531	579

Cash and cash equivalents at end of period	$2,582	$1,517

Supplemental disclosure of non-cash financing activities:
Conversion of long-term debt to common stock	$—	$1,250

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$98	$227
Income taxes	$188	$11

See accompanying Notes to Consolidated Financial Statements.

CYANOTECH CORPORATION

FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2004

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

The Company consolidates enterprises in which it has a controlling financial interest. The accompanying consolidated financial statements include the accounts of Cyanotech Corporation and its wholly-owned subsidiaries, Nutrex Hawaii, Inc. and Cyanotech Japan YK.  All significant intercompany balances and transactions have been eliminated in consolidation.  While the financial information furnished for the three and nine month periods ended December 31, 2004 is unaudited, the statements in this report reflect all material items which, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the dates of the consolidated balance sheets. The operating results for the interim period presented are not necessarily indicative of the results that may be expected for the year ending March 31, 2005.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of any contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses reported during the reporting period.  Management reviews these estimates and assumptions periodically and reflects the effect of revisions in the period that they are determined to be necessary.  Actual results could differ significantly from those estimates.

2.                                       NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004) “Share-Based Payment” which is a revision of FASB Statement No. 123 “Accounting for Stock-Based Compensation”.  SFAS No. 123 (Revised 2004) requires an entity to measure the cost of employee services received in exchange for an award.  If an award vests or becomes exercisable based on the achievement of a condition other than service, performance or market condition, the award is liability-classified.  Liability-classified awards are remeasured to fair value at each balance-sheet date until the award is settled.  Equity-classified awards, including grants of employee stock options, are measured at the grant-date fair value of the award and are not subsequently remeasured.  The cost of equity-classified awards is recognized in the income statement over the period during which an employee is required to provide the service in exchange for the award.  Currently the Company accounts for its employee and non-employee director stock options under the intrinsic value provisions of Accounting

Principles Board Opinion No. 25 (See Notes 5 and 7).  The Company is required to adopt the provisions of SFAS No. 123 (Revised 2004) as of the beginning of the first interim or annual reporting period that begins after June 15, 2005, although earlier adoption is permitted.  SFAS No. 123 (Revised 2004) offers several alternatives for implementation.  At this time, management has not made a decision as to the alternative it may select.

In November 2004, the FASB issued SFAS No. 151 “Inventory Costs – an amendment of Accounting Research Bulletin No. 43, Chapter 4”.  SFAS No. 151 requires that abnormal amounts of freight, handling costs and wasted material (spoilage) be recognized as current-period charges and fixed production overhead costs be allocated to inventory based on the normal capacity of production facilities.  Normal capacity is defined as “the production expected to be achieved over a number of periods or seasons under normal circumstances, taking into account the loss of capacity resulting from planned maintenance.”  Companies will no longer be permitted to capitalize inventory costs on the balance sheet when the production defect rate varies significantly from the expected defect rate.  SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 24, 2004.  The Company has yet to determine the impact, if any, of SFAS No. 151 on its consolidated financial statements.

3.                                       INVENTORIES

Inventories are stated at the lower of cost (which approximates first-in, first-out) or market and consist of the following (dollars in thousands):

	December 31, 2004	March 31, 2004

Raw materials	$170	$191
Work in process	317	154
Finished goods	873	567
Supplies	116	187
	$1,476	$1,099

4.                                       EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives for equipment and furniture and fixtures, or the shorter of the land lease term or estimated useful lives for leasehold improvements as follows:

Equipment	3 to 10 years
Furniture and fixtures	7 years
Leasehold improvements	10 to 21 years

Equipment and leasehold improvements consist of the following (dollars in thousands):

	December 31, 2004	March 31, 2004

Equipment	$10,106	$9,753
Leasehold improvements	14,602	14,326
Furniture and fixtures	84	83
	24,792	24,162
Less accumulated depreciation and amortization	(13,682)	(12,687)
Construction in-progress	283	369
Equipment and leasehold improvements, net	$11,393	$11,844

5.                                       INDEPENDENT DIRECTOR STOCK OPTION AND STOCK GRANT PLAN

On August 16, 2004, the stockholders approved the Independent Director Stock Option and Stock Grant Plan (the “2004 Plan”).  300,000 shares of common stock are reserved for issuance under the 2004 Plan.  Under the 2004 Plan, upon election to the Board of Directors, a newly elected non-employee director is granted a ten-year option to purchase 4,000 shares of the Company’s common stock at a fair market value on the date of grant.  In addition, on the date of each Annual Meeting of Stockholders, each non-employee director continuing in office will be automatically granted, without payment, 3,500 shares of common stock, non-transferable for six months following the date of grant.  Concurrently with the 2004 Plan approval, the 1994 Non-Employee Director Stock Option and Stock Grant Plan was terminated except for the outstanding options issued thereunder.

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for its fixed plan stock options issued to employees, including non-employee directors.  As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.  An expense of $25,000 was recognized in connection with common stock grants and issuances of common stock options during the three months ended December 31, 2004.

6.                                       WARRANTS

In December 2004, a warrant was exercised to acquire 75,000 shares of Common Stock at $0.625 per share.  This warrant had been granted in December 1999 as consideration for services provided by the third party warrant holder.  In May 2004, a warrant was exercised to acquire 7,000 shares of Common Stock at $1.10 per share and warrants to acquire 18,500 shares of Common Stock at $1.10 per share expired.  These warrants had been granted in connection with the extension of the Company’s previously outstanding convertible debentures (see Note 5 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended March 31, 2004).  As of December 31, 2004, a warrant to acquire 50,000 shares at $1.00 per share and a warrant to acquire 20,000 shares at $2.55 per shares remain outstanding.

7.                                       EARNINGS PER SHARE

Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding.  Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the potentially dilutive effect of outstanding stock options and warrants using the “treasury stock” method.

Reconciliations between the numerator and the denominator of the basic and diluted earnings per share computations for the three and nine months ended December 31, 2004 and for the three months ended December 31, 2003 are as follows (there were no reconciling items for the nine months ended December 31, 2003) (in thousands, except per share amounts):

	Three Months Ended December 31, 2004			Nine Months Ended December 31, 2004
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
	(Numerator)	(Denominator)		(Numerator)	(Denominator)
Basic earnings per share	$326	20,771	$0.02	$560	20,753	$0.03
Effect of dilutive securities – Common stock options and warrants	—	217		—	228
Dilutive earnings per share	$326	20,988	$0.02	$560	20,981	$0.03

	Three Months Ended December 31, 2003
	Net Income	Shares	Per Share Amount
	(Numerator)	(Denominator)
Basic earnings per share	$109	18,777	$0.01
Effect of dilutive securities – Common stock options and warrants	—	157
Dilutive earnings per share	$109	18,934	$0.01

The following securities were excluded from the calculation of diluted earnings per share because their effect was antidilutive (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
Stock options and warrants	172	990	172	1,298
Convertible debentures	—	1,923	—	1,923

8.                                       STOCK-BASED COMPENSATION

As allowed by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, the Company has elected to continue to apply the intrinsic value-based method of accounting for employee stock options and adopted only the disclosure requirements of SFAS No. 123.  The following table illustrates the effect on net income (loss) and net income (loss) per common share if the Company had applied the fair-value method under SFAS No. 123 to its employee stock options (in thousands, except per share amounts):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003

Net income (loss), as reported	$326	$109	$560	$(42)
Less stock-based employee compensation determined under the fair value method	(25)	(21)	(67)	(65)
Pro-forma net income (loss)	$301	$88	$493	$(107)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003

Basic net income (loss) per share:
As reported	$0.02	$0.01	$0.03	$(0.00)
Pro-forma	$0.01	$0.00	$0.02	$(0.01)

Diluted net income (loss) per share:
As reported	$0.02	$0.01	$0.03	$(0.00)
Pro-forma	$0.01	$0.00	$0.02	$(0.01)

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

Overview

Selected results for the three and nine months ended December 31, 2004 with comparisons to prior periods follows (dollars in thousands):

							Increase (Decrease) From
	Current Period Ended		Increase (Decrease) From Prior Year Comparable				Prior Consecutive Quarter Ended
	December 31, 2004		Period Ended December 31, 2003				September 30, 2004
	3 Months	9 Months	3 Months	%	9 Months	%	3 Months	%

Net sales:
Spirulina products	$1,810	$4,985	$284	19%	$564	13%	$21	1%
Natural astaxanthin products	1,324	3,766	(129)	(9)%	23	1%	185	16%
Other products	46	134	1	2%	6	5%	(24)	(34)%
	$3,180	$8,885	$156	5%	$593	7%	$182	6%

Gross profit	$1,163	$3,104	$(21)	(2)%	$355	13%	$109	10%
Operating income	$318	$652	$26	9%	$378	138%	$145	84%

The selected data presented above is reported herein and in the Company’s previously filed reports on Form 10-Q for the quarterly period ended September 30, 2004 and on Form 10-K for the year ended March 31, 2004.

The Company’s overall net sales in the current periods increased above comparable prior year periods as well as on a sequential quarter to quarter basis.  Compared to units sold in prior periods, Spirulina sales volumes in the current quarter increased in both our bulk sales to certain international customers and our packaged product sales in the United States.  These increases allowed the Company to maintain the level of sales from the second quarter of this year (the second and third quarter’s sales were impacted favorably due to the fulfillment of backlogged orders).  While sales of BioAstin®, our natural astaxanthin product for the human nutrition market increased from the comparable prior fiscal year period, aggregate sales of our natural astaxanthin products for the three months ended December 31, 2004 were lower than comparable prior year period sales.  Sales of NatuRose®, our natural astaxanthin product for the animal nutrition market continue to be impacted by depressed sales volumes from our Japan subsidiary as our customers’ operations continue to recover from the effects of the past summer’s heat wave and typhoons.  Although competition is emerging in the astaxanthin market, we expect our natural astaxanthin sales volumes to rebound in the future to levels consistent with prior year volumes.

Our gross profit margin was 37% and 35% of net sales for the three and nine months ended December 31, 2004, respectively.  The current quarter’s gross profit margin is below the 39% gross profit margin for the comparable prior year period due to lower overall astaxanthin sales which command higher margins.  However, on a consecutive quarter basis for the current fiscal year, the Company has improved on its quarterly gross profit margins (33% for the first quarter, 35% for the second quarter and 37% for the third quarter) achieving increasing economies of scale during a period of pond conversions and shifting market demands.

Operating income improved to 10% of net sales for the quarter ended December 31, 2004 compared to 6% for the quarter ended September 30, 2004.  The quarterly improvement favorably impacted year-to-date figures with operating income at 7% for the current fiscal year compared to 3% a year ago.  Higher gross profit margins and a decrease in research and development expenses (due primarily to reduced personnel costs) accounted for the current quarter’s improvement.  The Company is investigating future strategic research and development initiatives.

Results of Operations

Third Quarter of Fiscal 2005 compared to the Third Quarter of Fiscal 2004

Net sales for the three months ended December 31, 2004 were $3,180,000, a 5% increase from the $3,024,000 for the comparable period a year ago.  Sales of Spirulina Pacifica products increased 19% due primarily to continued fulfillment of the backlog orders and increased sales to customers in Asia/Pacific.  The increased spirulina sales were offset in part by a 9% decrease in sales of natural astaxanthin products from the level achieved in the comparable period of the prior fiscal year.  International sales represented 51% of net sales for the three months ended December 31, 2004 compared to 55% for the same period a year ago reflecting lower sales in Japan and Europe.

Gross profit represents net sales less cost of goods sold, which includes the cost of materials, manufacturing overhead costs, direct labor expenses and depreciation and amortization.  Gross profit for the three months ended December 31, 2004 was $1,163,000, a decrease of 2% from the comparable period a year ago due primarily to lower sales of higher margin natural astaxanthin products.  As a percent of net sales, the gross profit margin of 37% was a decrease of two percentage points from the same period a year ago.

Operating expenses for the third quarter of fiscal 2005 were $845,000, a decrease of $47,000 or 5% from the comparable prior year period.  The decrease in spending is primarily attributable to reductions in research and development and general and administrative expenses, offset in part by a slight increase in sales and marketing expenses.

Research and development expenses decreased by 28% from the comparable period of the prior fiscal year due primarily to reduced personnel costs.  The Company expects research and development expenses to increase in the future due to increased costs related to company-sponsored clinical trials and new product development costs.  General and administrative expenses decreased by 6% due primarily to lower accounting and legal expenditures during the period.

The Company continues to manage its operating expenses carefully and anticipates increased operating expenses in future periods for scientific clinical trials, expanded sales promotional costs and increased expenses necessary for compliance with the Sarbanes-Oxley Act of 2002.

Net other income was $2,000 for the three months ended December 31, 2004 compared to net other expense of $69,000 recorded in the comparable period of the prior year.  This result was due primarily to reduced interest expense, a result of the conversion of debentures in December 2003 and gain arising from exchange rate fluctuations in the current period on transactions of our Japan subsidiary (whose transactions are denominated in Yen).

For the quarter ended December 31, 2004, the Company recorded an income tax benefit of $6,000, compared to income tax expense of $114,000 reported for the comparable period of the prior fiscal year.  This net result is due to lower taxable income in our Japan subsidiary and the effect of net operating loss carryforwards on taxes in the United States.  The Company does not expect any United States income taxes for the current fiscal year due such loss carryforwards.

Nine Months Ended December 31, 2004 Compared to Nine Months Ended December 31, 2003

Net sales for the nine months ended December 31, 2004 were $8,885,000, an increase of 7% from the comparable period a year ago.  Comparing year-to-year sales by product line, sales of Spirulina Pacifica increased 13%.  The increase in spirulina revenue is attributable to increased sales of powder and tablets in bulk and to higher sales of packaged spirulina, offset in part by lower sales of animal grade product.  While spirulina is an important component of Cyanotech’s business, the Company believes that the market is mature and faces established product and pricing competition.  Sales of all natural astaxanthin increased slightly compared to the comparable period of fiscal 2004 due to increased sales of BioAstin, the Company’s natural astaxanthin product for the human nutrition market.  This increase was offset in large part by decreased sales of NatuRose, the Company’s natural astaxanthin product for the animal nutrition market, due to the issues previously mentioned.  The Company believes that its natural astaxanthin products are positioned in emerging markets and is investing to increase acceptance of its natural astaxanthin worldwide.  International sales represented 48% and 59% of net sales for the nine month periods ended December 31, 2004 and 2003, respectively.  For the nine months ended December 31, 2004, sales to a distributor in the United States accounted for 10% of net sales.  For comparable period of the prior fiscal year, sales to a European distributor accounted for 10% of net sales.

Gross profit for the nine months ended December 31, 2004 increased 13% from $2,749,000 reported for the comparable period of the prior fiscal year.  As a percentage of net sales, gross profit margin improved to 35% for the current year period from 33% in the comparable prior year period.  The improvement is primarily attributable to production scale efficiencies achieved during the second and third quarters of the current fiscal year and to increased sales of higher margin BioAstin natural astaxanthin products for the first nine months of the current fiscal year.

Operating expenses for the first nine months of fiscal 2005 decreased slightly to $2,452,000, from $2,475,000 for the comparable period of the prior year.  The decrease is primarily attributable to lower sales and marketing expenses, offset in large part by higher research and development expenditures.  The Company continues to carefully monitor its operating expenses and anticipates increased expenditures in the future for scientific clinical trials, new product development, expanded sales promotion and increased expenses necessary for compliance with the Sarbanes-Oxley Act of 2002.

Net other expenses amounted to $71,000, a decrease of $149,000 or 68% from the comparable period a year ago primarily due to lower interest expense in the current period resulting from the conversion of debentures in December 2003.

Net income of $560,000 or $0.03 per diluted share was recorded for the nine month period ended December 31, 2004 compared to a net loss of $42,000 or $0.00 per diluted share for the comparable period of the prior fiscal year.  The $602,000 improvement is primarily attributable to improvement in all areas of operation.

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

Liquidity and Capital Resources

Working capital for the nine months ended December 31, 2004 increased by $908,000 to $4,991,000 from $4,083,000 at March 31, 2004 primarily due to an increase in inventories and accounts receivables and a decrease in trade accounts payable.  Inventory balances increased as a result of an unexpected change in customer demand for our natural astaxanthin products in both Japan and Europe.

The Company generated net income of $560,000 in the nine month period ended December 31, 2004, compared to a net loss of $42,000 for the same period of the prior year.  During the nine months ended December 31, 2004, cash and cash equivalents increased $51,000 to $2,582,000.  The increase in cash balances resulted from cash provided by operations of $768,000, offset by cash used for investment in equipment and leasehold improvements primarily for our natural astaxanthin expansion project and principal payments on long-term debt amounting to $544,000 and $255,000 respectively.

Net cash and cash equivalents of $768,000 were provided by operations during the nine months ended December 31, 2004.  Contributing to such result in the current fiscal year were increases in inventory and accounts receivable balances, higher prepaid insurance balances as well as a decrease in accounts payable.

Cash used in investing activities (for capital expenditures) amounted to $544,000 for the nine months ended December 31, 2004, primarily due to the Company’s planned equipment upgrades and conversion of ponds.

Cash used in financing activities amounted to $173,000 for the nine months ended December 31, 2004, due primarily to principal payments on the Company’s term loan.  This contrasts with cash provided by financing activities of $7,000 for the same period of the prior fiscal year as the result of the release of $250,000 in restricted cash by the Company’s lender in July 2003.

The Company’s contractual obligations and commitments (consisting of a term loan and operating leases) are disclosed in the Company’s previously filed report on Form 10-K for the fiscal year ended March 31, 2004 in the following sections:  Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources; and Item 8. Financial Statements and Supplementary Data – Notes 5 and 6 of Notes to Consolidated Financial Statements.  There have been no significant changes in contractual obligations and commitments from March 31, 2004 to December 31, 2004, other than those reported elsewhere in this Form 10-Q.

Critical Accounting Policies

Our unaudited financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X.  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses.  Theses estimates and assumptions are affected by management’s application of accounting policies.  The Company has identified certain policies that require the application of significant judgment by management.  Our most critical accounting policies are those related to inventory valuation, revenue recognition, equipment and leasehold improvements, income taxes and impairment of long-term assets.  These critical accounting policies are discussed in the Notes to Consolidated Financial Statements in the Company’s previously filed report on Form 10-K for the fiscal year ended March 31, 2004.  This discussion and analysis should be read in conjunction with such notes and our consolidated financial statements and related notes included elsewhere in this report.

Outlook

This outlook section contains a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially. See also the discussion of going concern uncertainty included elsewhere in Item 2.

The successful production and marketing of high-value natural products derived from microalgae has been the strategy of Cyanotech Corporation since our inception.  Our current product offerings include Certified Organic and Naturally Cultivated Spirulina Pacifica in powder, flake and tablet form, NatuRose natural astaxanthin powder for the animal nutrition market, BioAstin natural astaxanthin in lipid extract, softgel capsule and micro-encapsulated beadlet form for the human nutrition and cosmetic industries and algae-based Phycobiliproteins for use in medical diagnostics.  Information about our Company and our products can be viewed at www.cyanotech.com, www.nutrex-hawaii.com or www.phycobiliprotein.com.  Consumer products can also be purchased online at www.nutrex-hawaii.com.

The results for the quarter ended December 31, 2004 were improved over the prior fiscal quarter and the comparable quarter of the prior year in spite of the disruption of NatuRose sales.  During the third quarter of fiscal 2005, sales of spirulina were consistent with the level achieved during the prior fiscal quarter, amounting to $1,810,000 and $1,789,000 respectively.  Also contributing to such improvement were increased sales of BioAstin.  This increase in sales of higher-margin BioAstin products contributed to achievement of gross profit margin of 37% for the quarter ended December 31, 2004.  Also contributing to this improvement were continued production efficiencies in all product categories.

The Company’s continued to control its operating expenses which amounted to $845,000 for the third quarter of fiscal 2005.  As a result, the Company reported net income of $326,000 or $0.02 per diluted share for the quarter ended December 31, 2004.  This result demonstrates our Company’s ability to maintain efficient production systems, adapt to changing demand in our markets and control overhead expenses in order to sustain and improve profitability.

As of December 31, 2004 we have completed the planned upgrade of our natural astaxanthin processing facility and have converted six of the planned ten ponds for such cultivation.  We have decided to defer conversion of the remaining four ponds until we are more certain of the timing of the rebound of our NatuRose sales.  An important fact which we wish to emphasize is that while this project represents an investment of approximately $413,000 during the nine month period ended December 31, 2004, it was funded entirely by cash flows generated from operations.

During the final quarter of fiscal 2005, we will be expanding our efforts to accelerate the acceptance of our natural astaxanthin products in both human and animal nutrition markets.  Clinical trials on the benefits of BioAstin are planned to begin in the fourth quarter with results expected in fiscal 2006.  We are continuing our promotional efforts for BioAstin with an advertising campaign aimed at manufacturers of nutritional supplements.  We are confident that sales of BioAstin will continue to improve, that our market for NatuRose will resume its growth and that our Company will be able to capitalize on the increased demand.

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

Item 4.           Controls and Procedures

Under the supervision and with the participation of management, including the President and Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) of the Company (the “Certifying Officers”), we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report in accordance with Item 307 of Regulation S-K promulgated by the Securities and Exchange Commission.  As defined under Sections 13a-15(e) and 15d-15(e) issued under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” refers to controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective.  There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2004 that have materially affected, or are reasonably like to materially affect, our internal controls over financial reporting.

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

A report on Form 8-K dated November 1, 2004 in Item 2.02 - The Company’s press release announcing the financial results for the quarter ended September 30, 2004.

A report on Form 8-K dated December 6, 2004 included Item 7.01 - An interview with the Company’s President and Chief Executive Officer as published by the Wall Street Transcript in conjunction with the Company’s press release announcing same.

A report on Form 8-K dated December 14, 2004 included Item 7.01 - A press release providing update on the Company’s pond conversion project.

A report on Form 8-K dated December 30, 2004 included Item 7.01 - A press release announcing the departure of the Company’s Scientific Director.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYANOTECH CORPORATION (Registrant)

February 11, 2005	By:	/s/ Gerald R. Cysewski
(Date)		Gerald R. Cysewski
Chairman of the Board,
President and Chief Executive Officer

	By:	/s/ Jeffrey H. Sakamoto
Jeffrey H. Sakamoto
Vice President – Finance & Administration
(Principal Financial and Accounting Officer)