Form 10-K
period 2005-03-31
CYANOTECH CORP
filed 2005-07-11
CIK 768408

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended March 31, 2005
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 0-146-02

CYANOTECH CORPORATION
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	91-1206026 (I. R. S. Employer Identification No.)
73-4460 Queen Kaahumanu Highway, Suite 102, Kailua-Kona, Hawaii (Address of principal executive offices)	96740 (Zip Code)

Registrant's telephone number, including area code: (808) 326-1353

Securities registered pursuant to Section 12(b) of the Act:
 None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.005 par value
(Title of Class)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amndment to this Form 10-K. ☒

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12-b of the Act). Yes ☐    No ☒

        The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant on June 24, 2005 was approximately $16,284,000 based on the closing sale price of the Common Stock on the NASDAQ SmallCap Market on that date.

        Number of shares outstanding of Registrant's Common Stock at June 24, 2005 was 20,269,000.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's Definitive Proxy Statement for its 2005 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission on or prior to July 15, 2005 and to be used in connection with the Annual Meeting of Stockholders expected to be held on August 22, 2005, are incorporated by reference in Part III of this Form 10-K.

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

        Microalgae are a diverse group of microscopic plants that have a wide range of physiological and biochemical characteristics and contain, among other things, high levels of natural protein, amino acids, vitamins, pigments and enzymes. Microalgae have the following properties that make commercial production attractive: (1) microalgae grow much faster than land grown plants, often up to 100 times faster; (2) microalgae have uniform cell structure with no bark, stems, branches or leaves, permitting easier extraction of products and higher utilization of the microalgae cells; and (3) the cellular uniformity of microalgae makes it practical to manipulate and control growing conditions in order to optimize a particular cell characteristic.Efficient cultivation of microalgae requires consistent light, warm temperature, low rainfall and proper chemical balance in a very nutrient-rich environment. If the chemical composition of a pond changes from its required balance, contamination can occur as a result of the growth of unwanted organisms.

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

("Nutrex Hawaii" or "Nutrex"), a Hawaii corporation, and Cyanotech Japan YK ("Cyanotech Japan" or "CJYK"), a Japan corporation.

Cyanotech's Business

        The Company operates entirely in one operating segment, the cultivation and production of microalgae into high-value, high-quality natural products. The Company currently cultivates, on a large-scale basis, two microalgal species from which our two major product lines, spirulina products and natural astaxanthin products, are derived. Cyanotech records revenue and cost of sales information by product category but does not record operating expenses by such product category. The following table sets forth, for the three years ended March 31, 2005, the net sales contributed by each of the Company's product lines (in thousands):

	Net Sales
	2005	2004	2003
Spirulina products:
Spirulina Pacifica	$6,626	$6,511	$6,181
Natural astaxanthin products:
NatuRose	1,817	2,545	1,301
BioAstin	2,855	2,388	1,312
Other including phycobiliproteins	147	138	157

Total	$11,445	$11,582	$8,951

Spirulina Products

        Since 1985, Cyanotech has been producing a strain of spirulina microalgae marketed as Spirulina Pacifica. Accounting for 58%, 56% and 69% of net sales for the years ended March 31, 2005, 2004, and 2003, respectively, Spirulina Pacifica provides a vegetable-based, highly absorbable source of protein, natural beta-carotene, mixed carotenoids, B vitamins, gamma linolenic acid, essential amino acids and other phytonutrients. Spirulina Pacifica is produced in three forms: powder, flake and tablets. Powder is used as an ingredient in nutritional supplements and health food drinks while flakes are used as a seasoning on various foods. Tablets are consumed as a daily dietary supplement. All three forms are sold as raw material in bulk quantities and as packaged consumer products under the Nutrex Hawaii label.

        Since 1994, we have produced two grades of Spirulina Pacifica: an all-natural grade cultivated by using conventional agricultural fertilizers and an organic grade that is cultivated using only organic fertilizers. Our organic Spirulina Pacifica is grown and processed in accordance with the National Organic Program of the United States Department of Agriculture ("USDA") effective October 2002. Prior to the establishment of the USDA organic standard, our organic standard was the California Organic Food Act of 1990. Our organic cultivation and processing methods are certified annually by Quality Assurance International of San Diego, California, a leading third-party agency. In addition to such organic certification, both grades of Spirulina Pacifica are certified Kosher by Organized Kashrus Laboratories of Brooklyn, New York and are cultivated without the use of herbicides or pesticides. In its 2002 decision the USDA National Organics Standards Board ("NOSB") allowed the use of certain fertilizers in organic Spirulina cultivation through October 2005, after which all cultivators must find alternate sources of key nutrients in order to retain organic certification. The Company has determined that although alternative fertilizers exist, the costs are prohibitive. Other cultivators in the United States have reached similar conclusions. If the USDA-NOSB does not extend the use of certain fertilizers for organic Spirulina cultivation at its October 2005 meeting, the Company plans to discontinue cultivating organic Spirulina and will convert all Spirulina cultivation to all-natural. The

Company does not expect this decision to have a material effect on overall sales of our Spirulina Pacifica products.

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

        Our Spirulina Pacifica products compete with a variety of vitamins, dietary supplements, other algal products and similar nutritional products available to consumers. The nutritional products market is highly competitive and includes international, national, regional and local producers and distributors, many of whom have greater resources than Cyanotech and many of whom offer a greater variety of products. Our direct competition in the spirulina market is currently from Dainippon Ink and Chemical Company's Earthrise facility in California and several farms in China. Other competitors include numerous smaller farms in China, India, Thailand, Taiwan, Cuba, South Africa and South America. The market for spirulina is mature with slow growth expected in future periods. In this mature market, the Company has experienced increased price competition due to more spirulina suppliers as well as a larger portion of sales coming from bulk product orders whose customers generally treat these products as commodities with price being the major determining factor driving their purchasing decision. As one of the largest producers of spirulina, our challenge is to increase our market share among customers who seek the high-quality products we produce while concurrently adjusting our product mix to meet our revenue targets. The backlog of all Spirulina products totaled $661,000, $334,000 and $266,000 as of March 31, 2005, 2004 and 2003, respectively.

Natural Astaxanthin Products

        The Company commenced commercial production of natural astaxanthin in early 1997 with the introduction of NatuRose to the aquaculture market. Astaxanthin is a red pigment used in the aquaculture market primarily to impart a pink to red color to the flesh of commercially raised fish and shrimp but also has been found to be essential for their proper growth and survival. Since its introduction, several feeding trials have been performed by our customers and potential customers that prove the efficacy of NatuRose as an alternative to the petrochemical-based synthetic astaxanthin presently used by most aquaculture companies. The appeal of our product is that it is derived from a natural source and produces results that are comparable, or in some cases superior, to synthetic astaxanthin. Sold in bulk quantities as a powder, NatuRose sales accounted for 16%, 22% and 14% of net sales for the years ended March 31, 2005, 2004 and 2003, respectively.

        In 1999, our natural astaxanthin product for the human nutrition market, BioAstin, was introduced. BioAstin sales accounted for 25%, 21% and 15% of net sales for the years ended March 31, 2005, 2004 and 2003, respectively. BioAstin is produced in three forms: a liquid lipid extract, gelcaps and microencapsulated "beadlets" with all three forms sold in bulk quantities. BioAstin gelcaps are also sold in packaged consumer form under the Nutrex Hawaii label. A growing body of scientific literature is suggesting that the beneficial antioxidant properties of natural astaxanthin may surpass many of the antioxidant properties of vitamin C, vitamin E, beta-carotene and other carotenoids. Independent scientific studies indicate that in certain models, natural astaxanthin has up to 550 times the antioxidant activity of vitamin E and 10 times the antioxidant activity of beta-carotene.

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

        Unlike spirulina, astaxanthin is produced in a batch-mode and each cultivation pond must be completely drained and thoroughly cleaned between cycles. While the entire astaxanthin production cycle takes a total of four weeks, each stage of the four-step process is staggered and continuously feeds the next stage of cultivation. As a result, we are currently able to produce a new crop of astaxanthin from each of our 500,000 liters culture ponds approximately once per week. Pond cultivation can be negatively impacted seasonally with shortened daylight hours and potential inclement weather in winter months. The Company produced approximately the same quantity of product during fiscal 2005 as compared to fiscal 2004.

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

        The animal nutrition astaxanthin market is currently dominated by Royal DSM of the Netherlands ("Royal DSM"). Royal DSM purchased F. Hoffmann-LaRoche's division of vitamins and fine chemicals, including their synthetic astaxanthin operation, in 2003. NatuRose competes with the synthetic astaxanthin products derived from petrochemicals as well as other natural astaxanthin products derived from other natural sources such as Phaffia yeast and Paracoccus bacteria. Although synthetic astaxanthin has widespread use as a pigmentation source in commercial aquaculture, independent scientific analysis and feeding trials have shown that the molecular structure of the astaxanthin derived from the Haematococcus microalga more closely resembles the astaxanthin obtained naturally by fish in the wild. With the continued growth in the world aquaculture industry and the growing propensity towards "natural" alternatives, we believe NatuRose can compete against other products on the basis of its natural state, performance and price.

        While the positive effects of astaxanthin in aquaculture have been recognized for years, the potential benefits of astaxanthin to human health are still emerging. As natural astaxanthin is one of the most potent and bioactive biological antioxidants found in nature, the number of potential roles of natural astaxanthin for human health is growing. Much research has been published in recent years on the beneficial roles of antioxidants in our health, in the aging process and on specific health conditions. The full efficacy of BioAstin as a human nutraceutical supplement requires significant clinical studies and testing and, although the Company did not spend significant amounts on clinical trials over the past two fiscal years in our efforts to contain costs, continued independent antioxidant research and prior clinical trials show promising human applications. The Company holds three United States patents relating to the usage of BioAstin in the treatment of Carpal Tunnel Syndrome, the treatment of canker/cold sores and for its use as a topical and oral sunscreen.

        BioAstin is sold in the liquid lipid form as a raw ingredient to dietary supplement manufacturers, health food formulators and cosmetic manufacturers and BioAstin gelcaps and beadlets are sold in bulk quantities to distributors. BioAstin gelcaps are also sold as a packaged consumer product through Nutrex Hawaii directly to natural product distributors, retailers and consumers. BioAstin competes directly with similar products marketed by other manufacturers including Fuji Chemical of Japan, Valensa (a joint venture between Algatechnologies of Israel and U.S. Nutraceuticals) and Mera Pharmaceuticals in the United States. In the general category of nutritional supplements, BioAstin also competes with a variety of vitamins, dietary supplements and other antioxidant products available to consumers. The nutritional products market is highly competitive and includes international, national, regional and local producers and distributors, many of whom have greater resources than Cyanotech and many of whom offer a greater variety of products.

        The natural astaxanthin market is an emerging market. In order to meet anticipated future demand growth and increase its ability to meet market demand the Company completed capital investment projects aimed at improving adaptability of its cultivation and production in fiscal 2005. The Company constructed additional PhytoDome CCS modules, retrofitted existing Spirulina ponds for haematococcus cultivation and invested in key production equipment providing for future redundancy in the case of equipment failure. The Company estimates that the expansion may provide an increase of up to 70% over current production volumes for our natural astaxanthin. In addition, the Company believes that production, sales and our ability to meet our customer demands for spirulina may be impacted from the conversion of ponds.

        As of March 31, 2005, the backlog of orders for all natural astaxanthin products totaled approximately $74,000 and such orders are expected to be fulfilled in the first quarter of fiscal 2006. Such backlog at the end of fiscal 2004 and 2003 were $389,000 and $202,000, respectively.

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

Major Customers

        Approximately $1,130,000 or 10% of net sales for the year ended March 31, 2005 were to Spirulina International B. V., a spirulina marketing and distribution company based in the Netherlands. Sales to this customer amounted to $1,560,000 or 13% of net sales for the fiscal year 2004 and $1,546,000 or 17% of net sales for the fiscal year 2003. We believe that sales to this customer will continue to represent a significant portion of total net sales in future periods and any significant reduction in demand from this customer could have a material adverse effect on our business, financial condition and results of operations.

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

        The Company had research and development expenditures of $257,000, $149,000 and $217,000 in fiscal years 2005, 2004 and fiscal 2003, respectively. The Company reduced investment in scientific clinical trials during the first three quarters of fiscal 2005 and throughout fiscal 2004 as part of our effort to contain cost, but plans to increase investment in such trials in future periods. Fiscal 2005 and 2004 expenses were aimed at increasing production yields for Spirulina and Astaxanthin products and continually improving the quality and stability of such products. The Company continues to explore customer sponsored research and development as a potential opportunity in the future. Amounts spent on customer-sponsored research were not material in each of the three years ended March 31, 2005.

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

Regulations and Environmental Matters

        On March 18, 2002, the Company was issued an Endangered Species Act ("ESA") incidental take permit by the United States Department of Interior Fish and Wildlife Service ("FWS"). The ESA defines "incidental take" as take that is "incidental to, and not the purpose of, the carrying out of an otherwise lawful activity." This permit authorizes incidental take of the endangered Hawaiian stilt (Himantopus mexicanus knudseni) that is anticipated to occur as a result of ongoing operations and maintenance at the Company's Kona facility. As a mandatory component for the issuance of a permit, the Company submitted and maintains a habitat conservation plan ("HCP") to ensure that the effects of the permitted action on listed species are adequately minimized and mitigated.

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

        A requirement of the incidental take permit is to provide insurance of funding for project completion for the term of the incidental take permit. The Company's insurance broker was unable to locate an underwriter who would provide such a bond. As permitted by law, the FWS waived this requirement recognizing that this HCP did not involve a significant capital expenditure. However, under Hawaii state law, no waiver provision is available. In lieu of insurance, the Company provided a refundable deposit of approximately $89,000 to the State of Hawaii. The permit, which expired on March 17, 2005 has been renewed by the Company for an additional year.

Employees

        As of March 31, 2005, the Company employed 64 people on a full-time basis. Of the total, 48 are involved in the harvesting and production process, 2 in research and development and the remainder in sales, administration and support. Management believes that its relations with employees are good. We currently are experiencing some difficulty in attracting entry-level operations personnel due to increased wage competition for workers due to the growth in the State's construction industry. None of our employees are subject to collective bargaining agreements.

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

Item 3. Legal Proceedings

        From time to time the Company may become party to lawsuits and claims that arise in the ordinary course of business relating to employment, intellectual property, and other matters. There were no significant legal matters which occurred during fiscal 2005. We believe that any future claims, individually or in the aggregate, will not result in a material adverse effect on our business, financial position, or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of stockholders during the fourth quarter of fiscal 2005.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

        The Company's common stock is traded on the NASDAQ SmallCap Market under the symbol "CYAN". As of June 24, 2005, there were 1,304 registered holders of record of our common stock. The high and low selling prices as reported by the NASDAQ Stock Market were as follows:

Quarter Ended:	June 30	September 30	December 31	March 31
Fiscal 2005
Common stock price per share:
High	$1.65	$1.85	$1.70	$1.53
Low	$1.10	$1.00	$1.10	$1.20
Fiscal 2004
Common stock price per share:
High	$0.72	$0.75	$1.97	$2.30
Low	$0.40	$0.41	$0.36	$1.05

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

        The Company is prohibited from declaring any common stock dividends without the prior written consent of a lender per the conditions of an existing term loan agreement with such lender. The Company has never declared or paid cash dividends on its common stock. We currently intend to retain all of our earnings for use in the business and do not anticipate paying any cash dividends on common stock in the foreseeable future.

Item 6. Selected Financial Data

	Years ended March 31,
	2005	2004	2003	2002	2001
	(In thousands, except per share data)
Results of Operations
Net sales	$11,445	$11,582	$8,951	$8,235	$8,043
Gross profit	3,818	3,940	2,895	1,562	2,345
Income (loss) from operations	562	729	(1,210)	(2,185)	(708)
Net income (loss)	486	399	(1,775)	(2,589)	(1,067)
Net income (loss) per common share—diluted	0.02	0.02	(0.10)	(0.15)	(0.07)
Selected Balance Sheet Data
Cash and investment securities	3,005	2,531	579	1,051	2,269
Working capital	5,102	4,083	2,352	1,008	4,177
Total assets	18,542	18,357	17,482	18,400	21,423
Long-term debt, excluding current maturities	1,743	2,093	3,694	2,765	4,336
Stockholders' equity	15,080	14,440	12,273	13,191	15,695

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

Overview

        Cyanotech Corporation's core competency is cultivating and processing microalgae into high-value, high-quality natural products for the human and animal nutrition markets. Our products are sold in bulk quantities to manufacturers, formulators and distributors in the health foods, nutritional supplements and animal nutrition markets and as packaged consumer products to distributors, retailers and direct consumer sales. The Company manufactures its products in Hawaii but markets them worldwide, generating 49%, 58% and 54% of its revenues outside of the United States for each of the years ended March 31, 2005, 2004 and 2003, respectively. Competing in a global marketplace, the Company is influenced by the general economic conditions of the countries in which its customers operate, including adherence to its customers' local governmental regulations and requirements. The Company has no material foreign exchange exposure.

        The Company reported net income of $486,000, or $0.02 per diluted share for fiscal 2005 an improvement of 22% over net income of $399,000, or $0.02 per diluted share for fiscal 2004. Cash, cash equivalents and short-term investment balances at March 31, 2005 were $3,005,000, up $474,000 from a year ago. Working capital improved 25% to $5,102,000 at March 31, 2005 from working capital of $4,083,000 a year ago, primarily due to increased short-term investment and inventory balances (see Consolidated Statements of Cash Flows in Part II, Item 8.)

        The following table details selected financial data highlighting three key areas (dollars in thousands):

	Year Ended March 31,
	2005	2004	2003
Net sales:
Spirulina products	$6,626	$6,511	$6,181
Natural astaxanthin products	4,672	4,933	2,613
Other products	147	138	157

	$11,445	$11,582	$8,951

Gross profit as a percentage of sales	33%	34%	32%
Operating expenses as a percentage of sales	28%	28%	46%

        Net sales for fiscal 2005 were $11,445,000, slightly lower than the $11,582,000 reported for the prior fiscal year. During fiscal 2005, the Company experienced a disruption of NatuRose sales to the worldwide aquaculture market due to damage to customers' operations from typhoons in Japan and heightened competition in other markets, but this decrease was offset in large part by increased sales of Spirulina and BioAstin. The Company believes that sales of NatuRose will return to historical levels in the Japan market during the coming fiscal year but there can be no guarantee of the timing of such recovery. During fiscal 2005 the Company completed a capital project, funded from operations, aimed at improving its ability to meet market demand for all products and providing increased production capacity of natural astaxanthin. Anticipating growth in demand for our natural astaxanthin products, the Company's internal focus was, and will be, on reallocating its cultivation resources in an effort to increase production of natural astaxanthin while concurrently optimizing its spirulina production to improve yield and quality. The Company will continue to contain discretionary operating spending but may invest in focused expenditures particularly in advertising and clinical trials in the human nutrition and cosmetics markets. Externally, the Company is also working with industry-leading manufacturers in these markets to integrate BioAstin into their products. The Company believes that it needs to continue to focus on market acceptance of its natural astaxanthin products in all markets as increased competition from other producers of natural and synthetic astaxanthin may result in the decline of margins generated for its natural astaxanthin products. Management cannot predict whether the outcomes of any of these strategies will be successful.

Results of Operations

        Revenues    Net sales for fiscal 2005 was $11,445,000, a slight decline from net sales of $11,582,000 in fiscal 2004 and an increase of 28% from net sales of $8,951,000 reported in fiscal 2003. The following is a discussion of revenues by major product category.

        Spirulina    The Company has been producing Spirulina Pacifica, a strain of spirulina microalga, since 1985. Revenues generated from the Company's spirulina products are a significant portion of total revenues, amounting to $6,626,000, $6,511,000 and $6,181,000 for the years ended March 31, 2005, 2004 and 2003 respectively. Although the Company believes that Spirulina is a mature product in a highly competitive market, the dollar amount of revenues has remained relatively consistent over the three year period. As a percentage of total revenues, spirulina product sales represented 58% in 2005, 56% in 2004 and 69% in 2003 reflecting the Company's changing product mix. Approximately $1,130,000 or 10% of net sales for the year ended March 31, 2005 were to Spirulina International B. V., a spirulina marketing and distribution company based in the Netherlands. Sales to this customer amounted to $1,560,000 or 13% of net sales for the fiscal year 2004 and $1,546,000 or 17% of net sales for the fiscal year 2003. We believe that sales to this customer will continue to represent a significant portion of total net sales in future periods and any significant reduction in demand from this customer could have a material adverse effect on our business, financial condition and results of operations.

        The Company has experienced increased competition for its spirulina products resulting from an increasing number of suppliers of spirulina as well as from a larger portion of our sales coming from bulk product orders whose customers generally treat these products as commodities with price being the major determining factor driving their purchasing decision. We expect this competitive pricing pressure to continue in future periods and in response have focused on improving the quality of our Spirulina products in support of customers who demand higher quality raw materials for their formulations. In fiscal 2005, this approach in Spirulina sales resulted in average unit prices improving approximately 5% in fiscal 2005 as compared to the prior year with a slight decrease in the number of units sold during the current year. At March 31, 2005 our backlog of Spirulina orders increased from the previous year by $327,000, due primarily to the timing of orders from our customers. In fiscal 2004, we had experienced a decline in average unit price of approximately 4% as compared to the prior year but this was offset by a 14% increase in the number of units sold.

        Natural Astaxanthin    In fiscal 2005, the Company's sales of its natural astaxanthin products were $4,672,000, a decrease of 5% from $4,933,000 in fiscal 2004, with both years being a significant increase from revenues of $2,613,000 in fiscal 2003. The decrease in natural astaxanthin sales were primarily due to weather-related disruptions affecting sales of NatuRose into the aquaculture market during fiscal 2005, but this decrease was offset in large part by increased unit sales of higher-priced BioAstin into the human nutritional market. At March 31, 2005 our backlog of orders for all natural astaxanthin products was $74,000, a decrease of $315,000 from that of a year ago. This decrease is due primarily to our improved ability to meet the demand for natural astaxanthin products due to increased production capacity resulting from our pond conversion project. The sales growth in fiscal 2004 compared to fiscal 2003 resulted from increased units sold in all bulk natural astaxanthin products.

        The Company believes that the findings of clinical trials undertaken in prior years by the Company, its customers and other unaffiliated parties, taken individually and on a cumulative basis, have generated a growing consumer awareness of the beneficial antioxidant and anti-inflammatory properties of astaxanthin. Validation of natural astaxanthin benefits identified in such scientific studies has helped to spur demand for our natural astaxanthin products in both the human and animal nutrition markets and could provide the basis for proprietary intellectual property. The Company reduced its expenditures on natural astaxanthin scientific clinical trials during the first three quarters of fiscal 2005 and all of fiscal 2004, as part of its cost containment effort, but plans to increase expenditures on targeted scientific trials in the future in accordance with its strategy to increase sales of natural astaxanthin products.

        In order to meet anticipated future demand growth for all products, during fiscal 2005 and 2004 the Company invested in capital projects aimed at increasing its ability to respond to market demand. Two major components of this capital investment were adaptation of existing ponds for cultivation of both Spirulina and Haematoccocus algae (for astaxanthin) and upgrading key elements of our processing facility for natural astaxanthin products. All projects were complete as of March 31 2005 and were funded entirely from operating cash flows.

        Cost of Sales    Our cost of sales, as a percentage of net sales, was steady at 67%, 66% and 68% for fiscal years 2005, 2004, and 2003, respectively. Cost of sales includes the cost of nutrients and materials, direct labor and manufacturing overhead costs, and depreciation and amortization of production equipment, buildings and leasehold improvements specific to the production process. Although the Company experienced improved production efficiencies for both product lines during fiscal 2005 resulting from our completed natural astaxanthin pond conversion project and ongoing improvement in Spirulina cultivation. The Company continues to strive for increased production efficiencies in volume yield, potency and quality consistent with our commitment to produce high-value, high-quality products. For fiscal 2004 and 2003 increased cultivation yields in biomass were achieved. However, the cost improvement in fiscal 2004 was partially offset by the reduction of certain bulk spirulina finished goods inventory to market realizable value and a contract extraction facility problem that was rectified during the first quarter of 2004.

        Raw materials and nutrients required in our production processes are available from multiple sources; however, there can be no assurance that the pricing from a new source will be comparable to current negotiated pricing. If the pricing for a critical raw material or nutrient significantly increases, this could have a material adverse effect on our business, financial condition and results of operations. For future periods, with the rising cost of fuel oil, the Company could incur higher electrical utility costs dependent upon the regulated public utility's ability to obtain approval for rate increases. In addition, fresh water is critical for our natural astaxanthin production and while the Company has not experienced any constraint on fresh water availability, future availability could be negatively impacted by significant growth in the local population as well as by throughput constraints on the water delivery infrastructure owned by the County of Hawaii. The Company has met with County officials to assess the situation and evaluate the probability of future risks. In addition, given the criticality of fresh water to our operations and the community, the Company recycles fresh water where possible and continues to explore further recycling opportunities in its efforts to efficiently utilize fresh water. For the production of BioAstin, the Company's natural astaxanthin product for the human nutrition market, a sole third party contractor is utilized for each of the processes of extraction, encapsulation (for gelcaps) and micro-encapsulation (for beadlets) and although these services are available only from a limited number of sources, we have the ability to use other parties if any of the current contractors become unavailable. If pricing for any of these services significantly increases, this could have a material adverse effect on our business, financial condition and results of operations.

        Gross Profit    Gross profit margin for fiscal 2005 was 33%, which is comparable to the 34% and 32% gross profit margin for fiscal years 2004 and 2003, respectively.

        Operating Expenses    Operating expenses as a percentage of net sales were 28% for fiscal 2005 and 2004, significantly lower than the 46% reported in 2003. Operating expenses during fiscal 2005 increased slightly in amount due to higher spending in research and development. This increase, related to clinical trials, was offset by decreased sales/marketing and general/administrative expenses. In comparison, spending decreased in all functional areas in fiscal 2004 as compared to fiscal 2003, a direct result of the Company's efforts to contain costs and align its spending with actual sales. The Company is committed to ongoing cost containment aimed at controlling its level of operating expenses but may increase such discretionary spending in future periods as dictated by the needs of the business. Fiscal 2003 operating expenses were impacted by certain write-offs that did not recur in 2004. The following is a discussion of spending by functional area.

        Our research and development costs increased to $257,000, up 72% from $149,000 in fiscal 2004 and up 18% from $217,000 in 2003. This increase is due primarily to initiation of a new scientific clinical trial and costs related to product registration, both occurring during the fourth quarter of fiscal 2005. During most of fiscal 2005 and all of fiscal 2004, the Company reduced spending on scientific clinical trials as part of our efforts to contain costs. During these two years, such expenses related primarily to increasing our production yields and improving the quality and stability of our products in contrast to fiscal 2003 when efforts were primarily directed at validating the anecdotal indications of BioAstin through clinical evaluations and trials.

        Our sales and marketing costs were $1,202,000, $1,239,000 and $1,827,000 in fiscal 2005, 2004 and 2003, respectively. Fiscal 2005 and 2004 expenses were significantly lower than fiscal 2003 primarily due to reduced advertising expenditures for packaged consumer products and discretionary contract services. In addition, fiscal 2003 costs included a $260,000 write-off for the discontinuation of a television infomercial project.

        Our general and administrative costs were $1,797,000, $1,823,000 and $2,061,000 in fiscal 2005, 2004 and 2003, respectively. Compared to fiscal 2004, fiscal 2005 expenses decreased slightly primarily due to elimination of a royalty payment obligation which ended in fiscal 2004, reduced contract services expenses and a reduction in bad debt expense, offset in part by increased personnel expenses. Fiscal 2004 expenses decreased from fiscal 2003 primarily due to costs associated with certain transactions in the prior year that did not recur in 2004 and a lower bad debt provision. Fiscal 2003 expenses include a charge for the write-down of a warehouse project and a NASDAQ fee associated with the change in the trading of the Company's common stock on the National Market to the Small Cap Market which did not recur in fiscal 2005 or 2004.

        Other Expense    The following details the amounts included in other expense (dollars in thousands):

	2005	2004	2003
Interest expense on Term Loan Agreement(1)	$158	$160	$196
Interest expense on convertible debentures(2)	—	119	204
Other interest expense	5	7	18
Costs relating to extension of debentures(3)	—	—	236
Other income, net(4)	(46)	(31)	(80)

Total other expense	$117	$255	$574

(1)
The principal balance on the Term Loan was $2,098,000, $2,439,000 and $2,767,000 as of March 31, 2005, 2004 and 2003 respectively. The interest rate under the Term Loan is 1% above the prime rate. The prime rate as of March 31, 2005, 2004 and 2003 was 5.25%, 4.0% and 4.25% respectively.

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

        Income Taxes    For fiscal 2005, an estimated federal and Hawaii State income tax benefit of $68,000 was recorded partially offset by income taxes of $27,000 related to our Japan operations. For fiscal 2004, a provision for income taxes of $75,000 was recorded for taxes relating to our operations in Japan partially offset by a state tax refund. For fiscal 2003 a $9,000 income tax benefit representing state tax refunds was recorded.

Liquidity and Capital Resources

        Financial Condition    During fiscal 2005 and 2004, the Company funded its growth largely through cash provided by operations. In prior years, the Company had primarily funded its growth in operations through a combination of long-term borrowings and the issuance of common stock in connection with certain debt restructurings.

        The Company has a Term Loan Agreement ("Term Loan") with a lender providing up to $3.5 million in credit facilities, secured by substantially all the assets of the Company. The outstanding balance under the Term Loan as of March 31, 2005 is approximately $2,098,000. The Term Loan has a maturity date of May 1, 2010 and is payable in 120 equal monthly principal and interest payments of approximately $38,000. The interest rate under the Term Loan, in absence of a default under the agreement, is the prime rate, as defined, in effect as of the close of business on the first day of each calendar quarter, plus 1% (the prime rate was 5.25% at March 31, 2005). The Company is in compliance with all restrictive covenants of the Term Loan. The Company is prohibited by the Term Loan from declaring any cash dividends without the lender's prior written consent. In July 2003, the Company received approval from the Term Loan lender for the release of $250,000 of cash previously held as a restricted deposit. A remaining $250,000 restricted cash deposit continues to be held in an interest-bearing restricted cash account per the terms of the Term Loan and is included in Other Assets in the consolidated balance sheet at March 31, 2005.

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

        The following table presents the Company's debt and lease obligations at March 31, 2005 (in thousands):

	Less Than 1 Year	1—3 Years	4—5 Years	After Years	Total
Term Loan	$355	$780	$884	$79	$2,098
Operating leases	251	446	334	2,331	3,362

Total	$606	$1,226	$1,218	$2,410	$5,460

        Our working capital was $5,102,000 at March 31, 2005 compared to $4,083,000 and $2,352,000 at March 31, 2004 and 2003, respectively. The improvement in our working capital balances as of March 31, 2005 and March 31, 2004 was primarily due to the Company's ability to generate cash from operations.

        Cash Flows    Our cash, cash equivalents and short-term investments were $3,005,000, $2,531,000 and $579,000 at March 31, 2005, 2004 and 2003, respectively. At March 31, 2005, $1,000,000 of this amount represents short-term investments in certificates of deposit.

        During fiscal years 2005 and 2004, the Company generated cash from operating activities of $1,328,000 and $1,966,000, respectively. This contrasts with cash used in operating activities of $502,000 during fiscal 2003. Cash from operations in fiscal years 2005 and 2004 reflect the Company's profitability and improved collection of trade accounts receivable, with net income of $486,000 in 2005 and $399,000 in 2004 compared to a net loss of $1,775,000 in 2003.

        Cash used in investing activities during fiscal 2005 of $1,649,000 included $1,000,000 invested in short-term financial instruments and investments in equipment and leasehold improvements of $649,000. Investments in equipment and leasehold improvements were $413,000 and $250,000 in fiscal years 2004 and 2003. The capital expenditures for all periods presented pertained primarily to improvements in cultivation and processing facilities. For fiscal 2005, such expenditures were primarily related to capital projects aimed at increasing our ability to respond to market demand. Two major components of this capital investment were adaptation of existing ponds for cultivation of both Spirulina and Haematoccocus algae (for astaxanthin) and upgrading key elements of our processing facility for natural astaxanthin products. Such pond conversion is substantially less costly than constructing new ponds. At March 31, 2005, these projects were complete. Depreciation and amortization expense was $1,319,000, $1,346,000 and $1,324,000 for the years ended March 31 2005, 2004 and 2003, respectively. For fiscal 2006 management expects investment in equipment and leasehold improvements to return to the level experienced in fiscal 2004.

        During fiscal 2005, cash used in financing activities amounted to $205,000, representing principal payments on long-term debt of $341,000, offset in part by proceeds from issuance of common stock and from the exercise of stock options and warrants totaling $136,000. For fiscal 2004 and 2003, financing activities provided cash of $399,000 and $280,000, respectively. Fiscal 2004 financing activities consisted primarily of the following: (1) net proceeds received from the exercise of warrants and stock options totaling $477,000 (see Note 7 of Notes to Consolidated Financial Statements in Part II. Item 8.), (2) the partial release of a restricted deposit held in connection with the Term Loan of $250,000 and (3) principal payments on long-term debt of $328,000. For fiscal 2003, financing activities primarily consisted of (1) proceeds from the issuance of $1,250,000 convertible subordinated debentures used to retire $1,238,000 of convertible debentures (see Note 5 of Notes to Consolidated Financial Statements in Part II. Item 8.), (2) net proceeds received from the issuance of common stock and from the exercise of stock options and warrants of $630,000 and (3) principal payments on long-term debt of $303,000 (excluding the debenture retirement previously noted).

Variability of Results

        The following selected quarterly financial data (unaudited) as of and for the periods presented highlights the significant fluctuations in operating results and financial condition that the Company has experienced in the past three fiscal years (dollars in thousands):

	4th Quarter Ended March 31,	3rd Quarter Ended December 31,	2nd Quarter Ended September 30,	1st Quarter Ended June 30,
Fiscal 2005:
Net sales	$2,560	$3,180	$2,998	$2,707
Cost of sales	1,846	2,017	1,944	1,820
Operating expenses	804	845	881	726
Net income (loss)	(74)	326	121	113
Working capital	5,102	4,991	4,474	4,274

Fiscal 2004:
Net sales	$3,290	$3,024	$2,840	$2,428
Cost of sales	2,099	1,840	1,979	1,724
Operating expenses	736	892	829	754
Net income (loss)	441	109	(10)	(141)
Working capital	4,083	3,141	2,921	2,436

Fiscal 2003:
Net sales	$2,427	$2,474	$2,018	$2,032
Cost of sales	1,596	1,763	1,450	1,247
Operating expenses	1,053	826	1,002	1,224
Net income (loss)	(270)	(180)	(540)	(785)
Working capital	2,352	2,367	1,965	1,051

        As a normal course of business, adjustments are recorded in the consolidated financial statements to fairly represent the Company's financial condition, results of operations or liquidity. During the fourth quarter of fiscal 2005 adjustments were made to properly state certain accrued liabilities related to general and administrative operating expenses and receivables related to income tax benefits of approximately $70,000. These adjustments related to previously reported periods but would not have had a material impact on any such previously reported period.

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

Effect of Recently Issued Accounting Standards and Estimates

        In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (Revised 2004) "Share-Based Payment" which is a revision of FASB Statement No. 123 "Accounting for Stock-Based Compensation." SFAS No. 123 (Revised 2004) requires an entity to measure the cost of employee services received in exchange for an award. If an award vests or becomes exercisable based on the achievement of a condition other than service, performance or market condition, the award is liability-classified. Liability-classified awards are remeasured to fair value at each balance sheet date until the award is settled. Equity -classified awards, including grants of employee stock options, are measured at the grant-date fair value of the award and are not subsequently remeasured. The cost of equity-classified awards is recognized in the income statement over the period during which an employee is required to provide the service in exchange for the award. Currently the company accounts for its employee and non-employee director stock options under the intrinsic value provision of APB Opinion No. 25. The Company is required to adopt the provisions for SFAS No. 123 (Revised 2004) as of the beginning of the first annual reporting period that begins after June 15, 2005, although earlier adoption is permitted. SFAS No. 123 (Revised 2004) offers several alternatives for implementation. At this time, management has not made a decision as to the alternative it may select.

        In November 2004, the FASB issued SFAS No. 151 "Inventory Costs—an amendment of Accounting Research Bulletin No. 43, Chapter 4". SFAS No. 151 requires that abnormal amounts of freight, handling costs and wasted material (spoilage) be recognized as current-period charges and fixed production overhead costs be allocated to inventory based on the normal capacity of production facilities. Normal capacity is defined as "the production expected to be achieved over a number of periods or seasons under normal circumstances, taking into account the loss of capacity resulting from planned maintenance." Companies will no longer be permitted to capitalize inventory costs on the balance sheet when the production defect rate varies significantly from the expected defect rate. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 24, 2004. The Company has yet to determine the impact, if any, of SFAS No. 151 on its consolidated financial statements.

        In December 2004, the FASB issued SFAS No. 153, "Exchange of Nonmonetary Assets, an amendment of APB Opinion No. 29, 'Accounting for Nonmonetary Transactions."' SFAS No. 153 is based on the principle that exchange of nonmonetary assets should be measured based on the fair market value of the assets exchanged. SFAS No. 153 eliminates the exception of nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges in fiscal periods beginning after June 15, 2005. Adoption of the provisions of SFAS No. 153 is not expected to have a material impact on the Company's financial condition, results of operations, or liquidity.

        In March 2005, the FASB issued FASB Interpretation No. 47 ("FIN 47"), "Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143." FIN 47 clarifies that the term "conditional asset retirement obligation" as used in FASB Statement No. 143, "Accounting for Asset Retirement Obligations," refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company has yet to determine the impact, if any, of FIN 47 on its consolidated financial statements.

        On March 29, 2005, the Securities and Exchange Commission (SEC) staff issued Staff Accounting Bulletin No. 107, "Share-Based Payment" (SAB No. 107), which expressed the SEC staff's views on

Statement No. 123R, but did not modify any of Statement No. 123R's provisions. The Company is evaluating the views expressed by the SEC in SAB No. 107 in conjunction with its assessment of Statement No. 123R's impact to the Company.

        In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS No. 154 requires retrospective application for voluntary changes in accounting principle unless it is impracticable to do so. In addition, indirect effects of a change in accounting principle should be recognized in the period of the accounting change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

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

        The Company is required to state inventories at the lower of cost or market. Cost is defined as the sum of the applicable expenditures and charges directly or indirectly incurred in bringing inventories to their existing condition and location. Cost for inventory purposes may be determined under any one of several assumptions as to the flow of cost factors, such as first-in, first-out; average cost; and last-in, first-out. Our inventories are stated at the lower of cost, which approximates first-in, first-out, or market. For fiscal 2006, with the rising cost of fuel oil, the Company could incur higher electrical utility costs dependent upon the regulated public utility's ability to obtain approval for rate increases. If electrical utility costs were to double from fiscal 2005 costs, the Company estimates that the cost to manufacture its products could increase by as much as 15% above prior year costs.

        Equipment and leasehold improvements are reported at cost. Self-constructed leasehold improvements include design, construction and supervision costs. These costs are recorded in construction in progress and are transferred to equipment and leasehold improvements when construction is completed and the facilities are placed in service. If the Company experiences an impairment to its equipment or leasehold improvement, we would account for the impairment in accordance with SFAS No. 144. Pursuant SFAS No. 144, long-lived assets, such as property, plant and equipment and purchased intangibles subject to amortization shall be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized to the extent that the carrying amount exceeds the asset's fair value.

        Income taxes are accounted for under the asset and liability method. The asset and liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be recovered or settled. The Company records a valuation allowance to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. Judgment is required in assessing the need for the valuation allowance. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In recent periods the Company has returned to profitability and begun to generate taxable income which has resulted in the utilization of our previously generated net operating losses. If we continue to generate taxable income, management may conclude that a portion or all of the existing valuation allowance is no longer required. (See Note 11 of Notes to Consolidated Financial Statements in Part II. Item 8.).

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

        We have never entered into any transactions using derivative financial instruments or derivative commodity instruments and believe that our exposure to market risk associated with other financial instruments is not material.

        We have a term loan agreement which adjusts quarterly based on the prime rate. As such we are exposed to the interest rate risk whereby a 1% increase in the prime rate would lead to an increase of approximately $15,000 in interest expense for the year ending March 31, 2006 (based on March 31, 2005 amounts outstanding).

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Cyanotech Corporation:

We have audited the accompanying consolidated balance sheets of Cyanotech Corporation and subsidiaries (the Company) as of March 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended March 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cyanotech Corporation and subsidiaries as of March 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Honolulu, Hawaii
June 6, 2005

CONSOLIDATED BALANCE SHEETS
March 31, 2005 and 2004

(in thousands, except share data)	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$2,005	$2,531
Short-term investments	1,000	—
Accounts receivable, net of allowance for doubtful accounts of $46 in 2005 and $96 in 2004	2,069	2,211
Refundable income taxes	97	11
Inventories	1,565	1,099
Prepaid expenses and other current assets	85	55

Total current assets	6,821	5,907
Equipment and leasehold improvements, net	11,174	11,844
Other assets	547	606

Total assets	$18,542	$18,357

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$355	$346
Accounts payable	977	874
Accrued expenses	387	604

Total current liabilities	1,719	1,824
Long-term debt, excluding current maturities	1,743	2,093

Total liabilities	3,462	3,917

Stockholders' equity:
Common stock of $.005 par value, authorized 30,000,000 shares; issued and outstanding 20,896,265 shares for 2005 and 20,714,246 shares for 2004	104	104
Additional paid-in capital	27,298	27,141
Accumulated other comprehensive income—foreign currency translation adjustments	27	30
Accumulated deficit	(12,349)	(12,835)

Total stockholders' equity	15,080	14,440

Total liabilities and stockholders' equity	$18,542	$18,357

See accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended March 31, 2005, 2004 and 2003

(in thousands, except per share data)	2005	2004	2003
Net sales	$11,445	$11,582	$8,951
Cost of sales	7,627	7,642	6,056

Gross profit	3,818	3,940	2,895

Operating expenses:
Research and development	257	149	217
Sales and marketing	1,202	1,239	1,827
General and administrative	1,797	1,823	2,061

Total operating expense	3,256	3,211	4,105

Income (loss) from operations	562	729	(1,210)

Other income (expense):
Interest income	31	6	33
Interest expense	(163)	(286)	(418)
Other income (expense), net	15	25	(189)

Total other expense, net	(117)	(255)	(574)

Income (loss) before income taxes	445	474	(1,784)
Income tax expense (benefit)	(41)	75	(9)

Net income (loss)	$486	$399	$(1,775)

Net income (loss) per share:
Basic	$0.02	$0.02	$(0.10)

Diluted	$0.02	$0.02	$(0.10)

Shares used in calculation of net income (loss) per share:
Basic	20,784	18,971	17,840

Diluted	20,979	19,111	17,840

See accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND
COMPREHENSIVE INCOME (LOSS)
Years ended March 31, 2005, 2004 and 2003

(in thousands, except share data)	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Comprehensive Income (Loss)	Accumulated Comprehensive Other Income (Loss)	Total Stockholders' Equity
Balances at March 31, 2002	17,043,701	$85	$24,567	$(11,459)	$—	$(2)	$13,191
Issuances of common stock for:
Cash, net of costs of $21	1,265,000	7	623	—	—	—	630
Non-employee directors' services, at fair value	8,000	—	5	—	—	—	5
Issuance of warrants in connection with extension of convertible debentures, at fair value	—	—	223	—	—	—	223
Comprehensive loss:
Net loss	—	—	—	(1,775)	(1,775)	—	(1,775)
Other comprehensive loss—foreign currency translation adjustments	—	—	—	—	(1)	(1)	(1)

Comprehensive loss	—	—	—	—	(1,776)	—	—

Balances at March 31, 2003	18,316,701	92	25,418	(13,234)	—	(3)	12,273
Conversion of debentures to common stock	1,923,076	10	1,240	—	—	—	1,250
Issuances of common stock for:
Exercise of stock options for cash	45,800	—	43	—	—	—	43
Exercise of warrants for cash, net of costs $19	429,234	2	451	—	—	—	453
Third party services, at fair value	10,000	—	5	—	—	—	5
Non-employee directors' services, at fair value	6,000	—	3	—	—	—	3
Common stock purchased at fair value and cancelled	(16,565)	—	(19)	—	—	—	(19)
Comprehensive income:
Net income	—	—	—	399	399	—	399
Other comprehensive income—foreign currency translation adjustments	—	—	—	—	33	33	33

Comprehensive income	—	—	—	—	432	—	—

Balances at March 31, 2004	20,714,246	104	27,141	(12,835)	—	30	14,440
Issuances of common stock for:
Exercise of stock options for cash	36,019	—	32	—	—	—	32
Exercise of warrants for cash	132,000	—	104	—	—	—	104
Non-employee directors' services, at fair value	14,000	—	15	—	—	—	15
Issuance of stock options for third party services, at fair value	—	—	6	—	—	—	6
Comprehensive income (loss):
Net income	—	—	—	486	486	—	486
Other comprehensive loss—foreign currency translation adjustments	—	—	—	—	(3)	(3)	(3)

Comprehensive income	—	—	—	—	483	—	—

Balances at March 31, 2005	20,896,265	$104	$27,298	$(12,349)	$—	$27	$15,080

See accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended March 31, 2005, 2004 and 2003

(in thousands)	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$486	$399	$(1,775)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	1,319	1,346	1,324
Amortization of debt issue costs and other assets	27	65	123
Issuance of common stock and stock options in exchange for services	21	8	5
Provision for doubtful accounts	50	36	2
Issuance and revision of warrants in connection with extension of convertible debentures	—	—	223
Write-down of capital expenditure project	—	—	80
Net (increase) decrease in assets:
Accounts receivable	92	(408)	(501)
Refundable income taxes	(86)	(2)	—
Inventories	(466)	301	(406)
Prepaid expenses and other assets	(1)	(65)	132
Net increase (decrease) in liabilities:
Accounts payable	103	71	118
Accrued expenses	(217)	215	173

Net cash provided by (used in) operating activities	1,328	1,966	(502)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments	(1,000)	—	—
Investment in equipment and leasehold improvements	(649)	(413)	(250)

Net cash used in investing activities	(1,649)	(413)	(250)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock and exercise of stock options and warrants, net of issuance costs	136	477	630
Release of restricted cash deposit	—	250	—
Proceeds from issuance of long-term debt	—	—	1,250
Principal payments on long-term debt	(341)	(328)	(1,541)
Debt issue costs	—	—	(59)

Net cash provided by (used in) financing activities	(205)	399	280

Net increase (decrease) in cash and cash equivalents	(526)	1,952	(472)
Cash and cash equivalents at beginning of year	2,531	579	1,051

Cash and cash equivalents at end of year	$2,005	$2,531	$579

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$132	$260	$295

Income taxes	$178	$17	$—

Supplemental disclosure of non-cash financing activities:
Conversion of debentures to common stock	$—	$1,250	$—

See accompanying Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 Description of Business and Summary of Accounting Policies

Description of Business

        Cyanotech Corporation (the Company) cultivates and produces high-value, high-quality natural products derived from microalgae. The Company currently cultivates, on a large-scale basis, two microalgal species from which its two major product lines are derived. The Company is currently producing microalgal products for the nutritional supplement, animal feed/pigments and immunological diagnostics markets. The Company manufactures all of its products in the United States and sells its products worldwide. As the Company's operations are solely related to microalgae-based products, management of the Company considers its operations to be in one industry segment. Correspondingly, the Company records revenue and cost of sales information by product category but does not record operating expenses by such product category.

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

Foreign Currency Translation and Risk

        The Japanese Yen is the functional currency for Cyanotech Japan. As such, Cyanotech Japan's assets and liabilities are translated at the exchange rate on the balance sheet date and revenues and expenses are translated at average rates of exchange prevailing during the year. Translation adjustments are charged or credited to accumulated other comprehensive income (loss) in stockholders' equity. Certain transactions for Cyanotech Japan are exposed to foreign currency risk. The Company actively monitors and manages the balances subject to foreign currency risk. Currently, we do not hedge any of our foreign currency risk.

Financial Instruments

        Cash and cash equivalents consist of cash and highly liquid debt instruments such as commercial paper and certificates of deposit with maturities of three months or less from the date of purchase. Short-term investments are certificates of deposits maturing between three and nine months from the purchase date and are stated at cost. Interest earned on short-term investments is deposited monthly into an accessible cash account and is therefore classified as cash and cash equivalents. The Company's practice is to invest cash with financial institutions that have acceptable credit ratings and to limit the amount of credit exposure to any one financial institution.

        Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures About Fair Value of Financial Instruments," defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. Management applies the following methods and assumptions in estimating the fair value of each class of financial instruments for all periods presented.

        Cash and Cash Equivalents, Short-Term Investments, Accounts Receivable and Accounts Payable.    Due to the short-term nature of these instruments, management believes that the carrying amounts approximate fair value.

        Long-Term Debt.    The carrying amount of long-term debt approximates fair value as interest rates applied to the underlying debt are adjusted quarterly to market interest rates which approximates current interest rates for similar debt instruments of comparable maturities.

Trade Accounts Receivable and Allowance for Doubtful Accounts

        Trade accounts receivable are recorded at the invoiced amount and do not accrue interest. The allowance for doubtful accounts reflects management's best estimate of probable credit losses inherent in the accounts receivable balance. The Company determines the allowance based on historical experience, specifically identified nonpaying accounts and other currently available evidence. The Company reviews its allowance for doubtful accounts monthly with focus on significant individual past due balances over 90 days. All other balances are reviewed on a pooled basis. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers.

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

        The Company accounts for impairment of its equipment or leasehold improvement in accordance with SFAS No. 144. Pursuant SFAS No. 144, long-lived assets, such as property, plant and equipment and purchased intangibles subject to amortization shall be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized to the extent that the carrying amount exceeds the asset's fair value.

        Assets to be disposed of and related liabilities would be separately presented in the consolidated balance sheet. Assets to be disposed of would be reported at the lower of the carrying value or fair value less costs to sell and would not be depreciated.

        SFAS No. 143 "Accounting for Asset Retirement Obligations" requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs would be capitalized as part of the carrying amount of the long-lived asset and depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement.

Revenue Recognition

        The Company recognizes revenues when goods are shipped (FOB shipping point) and when significant risks and benefits of ownership are transferred.

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

Stock Option Plan

        The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principle Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for its fixed plan stock options issued to employees, including non-employee directors. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. The Company applies the fair value-based method of accounting prescribed by SFAS No. 123, Accounting for Stock-Based Compensation, and Emerging Issues Task Force ("EITF") Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" in accounting for its fixed plan stock options issued to outside third parties other than non-employee directors. As such, expenses representing the fair value of stock-based awards on the date of grant are recognized over the vesting period. See "New Accounting Pronouncements" in Note 1. for a description of SFAS No. 123 (Revised 2004).

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

(in thousands, except per share amounts)	2005	2004	2003
Net income (loss), as reported	$486	$399	$(1,775)
Deduct stock-based employee compensation expense determined under fair-value method for all awards	(90)	(82)	(89)

Pro forma net income (loss)	$396	$317	$(1,864)

Net income (loss) per common share—Basic and Diluted:
As reported	$0.02	$0.02	$(0.10)
Pro forma	$0.02	$0.02	$(0.10)

New Accounting Pronouncements

        In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (Revised 2004) "Share-Based Payment" which is a revision of FASB Statement No. 123 "Accounting for Stock-Based Compensation." SFAS No. 123 (Revised 2004) requires an entity to measure the cost of employee services received in exchange for an award. If an award vests or becomes exercisable based on the achievement of a condition other than service, performance or market condition, the award is liability-classified. Liability-classified awards are remeasured to fair value at each balance sheet date until the award is settled. Equity -classified awards, including grants of employee stock options, are measured at the grant-date fair value of the award and are not subsequently remeasured. The cost of equity-classified awards is recognized in the income statement over the period during which an employee is required to provide the service in exchange for the award. Currently the company accounts for its employee and non-employee director stock options under the intrinsic value provision of APB Opinion No. 25. The Company is required to adopt the provisions for SFAS No. 123 (Revised 2004) as of the beginning of the first annual reporting period that begins after June 15, 2005, although earlier adoption is permitted. SFAS No. 123 (Revised 2004) offers several alternatives for implementation. At this time, management has not made a decision as to the alternative it may select.

        In November 2004, the FASB issued SFAS No. 151 "Inventory Costs—an amendment of Accounting Research Bulletin No. 43, Chapter 4". SFAS No. 151 requires that abnormal amounts of freight, handling costs and wasted material (spoilage) be recognized as current-period charges and fixed production overhead costs be allocated to inventory based on the normal capacity of production facilities. Normal capacity is defined as "the production expected to be achieved over a number of periods or seasons under normal circumstances, taking into account the loss of capacity resulting from planned maintenance." Companies will no longer be permitted to capitalize inventory costs on the balance sheet when the production defect rate varies significantly from the expected defect rate. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 24, 2004. The Company has yet to determine the impact, if any, of SFAS No. 151 on its consolidated financial statements.

        In December 2004, the FASB issued SFAS No. 153, "Exchange of Nonmonetary Assets, an amendment of APB Opinion No. 29, "Accounting for Nonmonetary Transactions."' SFAS No. 153 is based on the principle that exchange of nonmonetary assets should be measured based on the fair market value of the assets exchanged. SFAS No. 153 eliminates the exception of nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges in fiscal periods beginning after June 15, 2005. Adoption of the provisions of SFAS No. 153 is not expected to have a material impact on the Company's financial condition, results of operations, or liquidity.

        In March 2005, the FASB issued FASB Interpretation No. 47 ("FIN 47"), "Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143." FIN 47 clarifies that the term "conditional asset retirement obligation" as used in FASB Statement No. 143, "Accounting for Asset Retirement Obligations," refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company has yet to determine the impact, if any, of FIN 47 on its consolidated financial statements.

        On March 29, 2005, the Securities and Exchange Commission (SEC) staff issued Staff Accounting Bulletin No. 107, "Share-Based Payment" (SAB No. 107), which expressed the SEC staff's views on Statement No. 123R, but did not modify any of Statement No. 123R's provisions. The Company is evaluating the views expressed by the SEC in SAB No. 107 in conjunction with its assessment of Statement No. 123R's impact to the Company.

        In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS No. 154 requires retrospective application for voluntary changes in accounting principle unless it is impracticable to do so. In addition, indirect effects of a change in accounting principle should be recognized in the period of the accounting change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

Note 2 Inventories

        Inventories consists of the following as of March 31, 2005 and 2004:

(in thousands)	2005	2004
Raw materials	$246	$191
Work in process	243	154
Finished goods	957	567
Supplies	119	187

	$1,565	$1,099

Note 3 Equipment and Leasehold Improvements, Net

        Equipment and leasehold improvements consists of the following as of March 31, 2005 and 2004:

(in thousands)	2005	2004
Equipment	$10,241	$9,753
Leasehold improvements	14,603	14,326
Furniture and fixtures	86	83

	24,930	24,162
Less accumulated depreciation and amortization	(14,006)	(12,687)
Construction in-progress	250	369

	$11,174	$11,844

Note 4 Accrued Expenses

        Components of accrued expenses as of March 31, 2005 and 2004 are as follows:

(in thousands)	2005	2004
Accrued wages, commissions and royalties	$158	$214
Accrued income taxes	—	119
Accrued interest	11	11
Other accrued expenses	218	260

	$387	$604

Note 5 Long-Term Debt

        Long-term debt consists of the following as of March 31, 2005 and 2004:

(in thousands)	2005	2004
Term loan	$2,098	$2,439
Less current maturities	(355)	(346)

Long-term debt, excluding current maturities	$1,743	$2,093

        At March 31, 2005, the aggregate maturities of long-term debt are as follows:

Year ending March 31:	(in thousands)
2006	$355
2007	378
2008	402
2009	428
2010	456
Thereafter	79

$2,098

Term Loan Agreement

        In April 2000, the Company executed a Term Loan Agreement ("Term Loan") with a lender providing for $3.5 million in aggregate credit facilities, secured by the Company's assets. The Term

Loan has a maturity date of May 1, 2010 and is payable in 120 equal monthly principal and interest payments. The interest rate under this Term Loan, in the absence of a default under the agreement, is the prime rate, in effect as of the close of business on the first day of each calendar quarter, plus 1%. As of March 31, 2005 and 2004, the prime rate was 5.25% and 4.0%, respectively. The Company is in compliance with all restrictive covenants of the Term Loan as of March 31, 2005. The Company is prohibited from declaring any common stock dividends without the lender's prior written consent. A warrant to purchase 20,000 shares of the Company's common stock was issued in conjunction with this Term Loan. The warrant expires in April 2011 and has an exercise price of $2.55 per share. The warrant may only be exercised after the Company has repaid the Term Loan in full.

        Of the loan proceeds, $500,000 had been deposited in an interest-bearing restricted cash account per the terms of the Term Loan. In July 2003, the Company received $250,000 of cash previously held as a restricted deposit. The remaining $250,000 restricted cash deposit continues to be held in the restricted cash account and is included in Other Assets in the accompanying consolidated Balance Sheets at March 31, 2005 and 2004.

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

Note 6 Leases

        The Company leases facilities, equipment and land under operating leases expiring between 2005 and 2025. The land lease provides for contingent rentals in excess of minimum rental commitments based on a percentage of the Company's sales. Contingent rental for the years ended March 31, 2005 and 2004 was $88,000 and $39,000, respectively. Contingent rentals for fiscal year 2003 were not material.

        Future minimum lease payments under non-cancelable operating leases at March 31, 2005 are as follows:

Year ending March 31:	(in thousands)
2006	$251
2007	223
2008	223
2009	186
2010	148
Thereafter through 2025	2,331

Total minimum lease payments	$3,362

        Rent expense under operating leases amounted to $338,000, $271,000 and $218,000 for the years ended March 31, 2005, 2004 and 2003, respectively.

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

        On August 16, 2004, the stockholders approved the Independent Director Stock Option and Stock Grant Plan (the "2004 Plan"). 300,000 shares of common stock are reserved for issuance under the 2004 Plan. Under the 2004 Plan, upon election to the Board of Directors, a newly elected non-employee director is granted a ten-year option to purchase 4,000 shares of the Company's common stock at a fair market value on the date of grant. In addition, on the date of each Annual Meeting of Stockholders, each non-employee director continuing in office will be automatically granted, without payment, 3,500 shares of common stock, non-transferable for six months following the date of grant. Concurrently with the 2004 Plan approval, the 1994 Non-Employee Director Stock Option and Stock Grant Plan was terminated except for the outstanding options issued thereunder.

        Previously under the terminated 1994 Plan, upon election to the Board of Directors, non-employee directors were granted a ten-year option to purchase 3,000 shares of the Company's common stock at fair market value on the date of grant. In addition, on the date of each Annual Meeting of Stockholders, each non-employee director continuing in office was granted, without payment, 2,000 shares of common stock, non-transferable for six months following the date of grant. Expense recognized from the 2004 Plan and the 1994 Plan grants of shares of common stock for the years ended March 31, 2005, 2004 and 2003 was $15,000, $3,000 and $5,000, respectively.

        At March 31, 2005, there were 127,194 shares available for grant under the 1995 Plan and 282,000 shares available under the 2004 Plan. The per share weighted average fair value of stock options granted during 2005, 2004 and 2003 was $0.80, $0.38 and $0.48, respectively, on the date of grant using a Black Scholes option pricing model with the following weighted average assumptions:

	2005	2004	2003
Expected dividend yield	0%	0%	0%
Risk-free interest rate	4.5%	4.5%	3.3%
Expected volatility	104%	97%	113%
Expected life in years	4.0	5.0	4.0

        Activity for stock options outstanding during the periods indicated were as follows:

	Number of Shares	Weighted Average Exercise Price
Balance at March 31, 2002	740,696	$2.10
Granted	142,500	0.59
Exercised	—	—
Expired	(72,900)	6.31
Forfeited	(51,600)	1.46

Balance at March 31, 2003	758,696	1.46
Granted	190,400	0.49
Exercised	(45,800)	0.95
Expired	(75,900)	3.13
Forfeited	(171,700)	1.31

Balance at March 31, 2004	655,696	1.06
Granted	139,095	1.10
Exercised	(36,019)	0.88
Expired	(58,952)	1.12
Forfeited	(93,833)	1.00

Balance at March 31, 2005	605,987	1.09

        The following table summarizes the weighted average characteristics of outstanding stock options at March 31, 2005 for various exercise price ranges:

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Number of Shares	Remaining Life (Years)	Weighted Average Price	Number of Shares	Weighted Average Price
$0.46—$0.77	266,098	3.0	$0.55	141,541	$0.57
$1.03—$1.69	311,889	2.1	1.29	198,729	1.40
$3.69—$6.13	28,000	2.9	3.95	28,000	3.95

Warrants

        The Company had issued warrants which allow the warrant holders rights to acquire an equivalent number of shares of common stock at a stated exercise price. Warrants outstanding during the periods indicated were as follows:

        Warrants issued in connection with:

Grant date: Expiration date: Exercise price:	3rd Party Services December 1999 December 2004 $0.63	50,000 Shares Purchased by Stockholder January 2000 January 2005 $1.00	Term Loan (See Note 5) April 2000 April 2011 $2.55	Debentures (See Note 5) May 2000 & May 2002 May 2004 $1.10	Total
Balance at March 31, 2002	75,000	50,000	20,000	83,334	228,334
Granted in May 2002 in connection with Debentures maturity extension (see Note 5)	—	—	—	371,400	371,400

Balance at March 31, 2003	75,000	50,000	20,000	454,734	599,734
Exercises	—	—	—	(429,234)	(429,234)

Balance at March 31, 2004	75,000	50,000	20,000	25,500	170,500
Exercises	(75,000)	(50,000)	—	(7,000)	(132,000)
Expired	—	—	—	(18,500)	(18,500)

Balance at March 31, 2005	—	—	20,000	—	20,000

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

        Reconciliations between the numerator and the denominator of the basic and diluted earnings per share computations for the years ended March 31, 2005 and 2004 are as follows (there were no reconciling items for the year ended March 31, 2003):

(in thousands, except per share amounts)	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Year ended March 31, 2005:
Basic earnings per share	$486	20,784	$0.02

Effect of dilutive securities—Common stock options and warrants	—	195

Diluted earnings per share	$486	20,979	$0.02

Year ended March 31, 2004:
Basic earnings per share	$399	18,971	$0.02

Effect of dilutive securities—Common stock options and warrants	—	140

Diluted earnings per share	$399	19,111	$0.02

        The following securities were excluded from the calculation of diluted earnings per share because their effect was antidilutive:

	2005	2004	2003
	(in thousands)
Debentures, prior to conversion (see Note 5)	—	1,329	1,923
Stock options and warrants	158	441	1,358

Note 9 Profit Sharing Plan

        The Company sponsors a profit sharing plan for all employees not covered under a separate management incentive plan. Under the profit sharing plan, 5% of pre-tax profits on a quarterly basis may be allocated to non-management employees based on gross wages. At management's discretion, the profit sharing bonus may be distributed all in cash on an after-tax basis or distributed half in cash (on an after-tax basis) and the remainder deposited in an employee's 401(k) account on a pre-tax basis with a six year vesting schedule, based on years of service with the Company. All employees may make voluntary pre-tax contributions to their 401(k) accounts; Company contributions are discretionary. For the years ended March 31, 2005, 2004 and 2003 compensation expense relative to this plan was approximately $30,000, $36,000 and nil, respectively.

Note 10 Major Customers and Geographic Information

        Net sales by product line for the years 2005, 2004 and 2003 are as follows:

(in thousands)	2005	2004	2003
Net sales:
Spirulina products	$6,626	$6,511	$6,181
Natural astaxanthin products
NatuRose	1,817	2,545	1,301
BioAstin	2,855	2,388	1,312
Other products	147	138	157

	$11,445	$11,582	$8,951

        Approximately $1,130,000, or 10% of our total net sales for the year ended March 31, 2005 was to a single customer. Sales to this customer for fiscal 2004 and 2003 were $1,560,000 (13% of net sales) and $1,546,000 (17% of net sales), respectively.

        The following table presents sales for the years 2005, 2004 and 2003 by geographic region:

(dollars in thousands)	2005		2004		2003
Net sales(1):
United States	$5,847	51%	$4,918	42%	$4,149	46%
Japan	1,759	16%	2,020	17%	1,043	12%
The Netherlands	1,180	10%	1,562	14%	1,550	17%
Other areas	2,659	23%	3,082	27%	2,209	25%

	$11,445	100%	$11,582	100%	$8,951	100%

(1)
Net sales are attributed to countries based on location of customer.

        Substantially all long-lived assets are located in the United States as of March 31, 2005 and 2004.

Note 11 Income Taxes

        Income (loss) before income taxes consisted of:

(in thousands)	2005	2004	2003
United States	$375	$224	$(1,817)
Foreign	70	250	33

Income (loss) before income taxes	$445	$474	$(1,784)

        Income tax expense (benefit) for the years ended March 31, 2005, 2004 and 2003 consisted of:

(in thousands)	2005	2004	2003
Current:
Foreign	$11	$121	$—
Federal	(5)	5	—
State	(62)	(33)	(9)

Total current	(56)	93	(9)

Deferred:
Foreign	15	(18)	—
Federal	—	—	—
State	—	—	—

Total deferred	15	(18)	—

Income tax expense (benefit)	$(41)	$75	$(9)

        The following table reconciles the amount of income taxes computed at the federal statutory rate of 34%, for all periods presented, to the amount reflected in the Company's consolidated statement of operations for the years ended March 31, 2005, 2004 and 2003:

(in thousands)	2005	2004	2003
Tax provision at federal statutory income tax rate	$151	$161	$(607)
State income taxes, net of federal income tax effect	(41)	(22)	(6)
Foreign income taxes in excess of federal statutory income tax rate	2	36	—
Increase (decrease) in valuation allowance for deferred tax assets	55	(188)	727
Utilization of net operating loss carryforwards	(123)	(180)	—
Other, net	(85)	268	—

Income tax expense (benefit)	$(41)	$75	$(9)

        The tax effects of temporary differences related to various assets, liabilities and carryforwards that give rise to deferred tax assets and deferred tax liabilities as of March 31, 2005 and 2004 are as follows:

(in thousands)	2005	2004
Deferred tax assets:
Net operating loss carryforwards	$5,340	5,295
Impairment loss on leasehold improvements for financial reporting purposes	1,062	1,062
Tax credit carryforwards	115	119
Other	169	199

Gross deferred tax assets	6,686	6,675
Less valuation allowance	(5,133)	(5,078)

Net deferred tax assets	1,553	1,597
Deferred tax liability: Differences in depreciation and amortization on equipment and leasehold improvements	(1,550)	(1,579)

Net deferred tax assets	$3	$18

        In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which net deferred tax assets are deductible, management does not believe it is more likely than not the Company will realize a portion of its gross deferred tax assets, and has thus established a valuation allowance to reflect its estimated realizability. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

        At March 31, 2005, the Company has net operating loss carryforwards and tax carryfowards available to offset future federal income tax as follows (in thousands):

Expires March 31,	Net Operating Losses	Research and Experimentation Tax Credits
2011	$—	$23
2012	—	9
2013	1,514	—
2019	3,632	—
2020	2,051	—
2021	1,727	—
2022	3,161	—
2023	1,977	—

	$14,062	$32

        In addition, at March 31, 2005, the Company has alternative minimum tax credit carryforwards of approximately $83,000 available to reduce future federal regular income taxes over an indefinite period.

        At March 31, 2005, the Company has state tax net operating loss carryforwards of $9,322,000, which expire in March 31, 2019 through 2023, available to offset future Hawaii state taxable income.

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

Note 13 Selected Quarterly Financial Data (Unaudited)

(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2005
Net sales	$2,707	$2,998	$3,180	$2,560	$11,445
Gross profit	887	1,054	1,163	714	3,818
Net income (loss)	113	121	326	(74)	486
Net income (loss) per share—Basic and Diluted	0.01	0.01	0.02	(0.00)	0.02

2004
Net sales	$2,428	$2,840	$3,024	$3,290	$11,582
Gross profit	704	861	1,184	1,191	3,940
Net income (loss)	(141)	(10)	109	441	399
Net income (loss) per share—Basic and Diluted	(0.01)	(0.00)	0.01	0.02	0.02

        As a normal course of business, adjustments are recorded in the consolidated financial statements to fairly represent the Company's financial condition, results of operations or liquidity. During the fourth quarter of fiscal 2005 adjustments were made to properly state certain accrued liabilities related to general and administrative operating expenses and receivables related to income tax benefits of approximately $70,000. These adjustments related to previously reported periods but would not have had a material impact on any such previously reported period.

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

PART III

Item 10. Directors and Executive Officers of the Registrant

        Information with respect to Directors may be found under captions "Proposal One: Election of Directors," "Board Meetings and Committees," "Security Ownership of Certain Beneficial Owners and Management" and "Compliance with Section 16(a) of the Exchange Act" contained in Cyanotech's definitive 2005 Proxy Statement. Information on Executive Officers may be found under the caption "Executive Officers" contained in Cyanotech's definitive 2005 Proxy Statement. Such information is incorporated herein by reference.

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

Item 11. Executive Compensation

        The information required by this Item is incorporated herein by reference from the sections captioned "Executive Compensation and Other Information," "Director Remuneration" and "Stockholder Return Performance Graph" contained in Cyanotech's definitive 2005 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        The security ownership information required by this Item is incorporated herein by reference from the sections captioned "Equity Compensation Plan Information" and "Security Ownership of Certain Beneficial Owners and Management" contained in Cyanotech's definitive 2005 Proxy Statement.

Item 13. Certain Relationships and Related Transactions

        Not applicable.

Item 14. Principal Accountant Fees and Services

        Information concerning principal accountant fees and services appears in Cyanotech's definitive 2005 Proxy Statement under the heading "Independent Registered Public Accounting Firm's Fees" and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a)
  Financial Statements and Schedules

  (1)
  The following Financial Statements of Cyanotech Corporation and subsidiaries and the Report of Independent Registered Public Accounting Firm are included in Item 8 of this report:

Consolidated Balance Sheets, March 31, 2005 and 2004
Consolidated Statements of Operations for the years ended March 31, 2005, 2005 and 2003
Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss) for the years ended March 31, 2005, 2004 and 2003
Consolidated Statements of Cash Flows for the years ended March 31, 2005, 2004 and 2003
Notes to Consolidated Financial Statements
    (2)
    The following financial statement schedule is included in this report on the pages indicated below:

Schedule II—Valuation and Qualifying Accounts	46
Report of Independent Registered Public Accounting Firm	47

      Financial statement schedules not listed above have been omitted since they are either not required, not applicable or the information is included in the consolidated financial statements or notes thereto.

  (b)
  Reports on Form 8-K

  (1)
  A report on Form 8-K dated January 31, 2005 included Items 2.02-Results of Operations and Financial Condition and 9.01-Financial Statements and Exhibits, in conjunction with the Company's press release and transcript of investor call announcing the financial results for the quarter ended December 31, 2004.

  (2)
  A report on Form 8-K dated April 25, 2005 included Items 7.01-Regulation FD Disclosure, 8.01-Other Events and 9.01-Financial Statements and Exhibits, referencing a press release issued by Earthrise Nutritionals LLC in which the Company was mentioned.

  (3)
  A report on Form 8-K dated May 18, 2005 included Items 2.02-Results of Operations and Financial Condition and 9.01-Financial Statements and Exhibits, in conjunction with the Company's press release and transcript of investor call announcing the financial results for the quarter and fiscal year ended March 31, 2005.

  (4)
  A report on Form 8-K dated June 8, 2005 included Items 8.01—Other Events and 9.01—Financial Statements and Exhibits, in conjunction with the Company's press release announcing results of testing on its Spirulina.

  (c)
  Exhibit Listing
Exhibit Number	Document Description
3.1	Restated Articles of Incorporation Incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-QSB for the quarter ended December 31, 1996, File No. 0-14602)
3.2	Bylaws of the Registrant, as amended (Incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-QSB for the quarter ended December 31, 1996, File No. 0-14602)
4.1	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to The Company's Registration Statement on Form SB-2 filed on February 28, 1996, File No. 333-00951)
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

Schedule II

Cyanotech Corporation and Subsidiaries
Valuation and Qualifying Accounts

Years Ended March 31, 2005, 2004 and 2003
(In Thousands)

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expense	Charged to Other Accounts	Deductions	Balance at End of Year
Allowance for Doubtful Receivables:
2005	$96	$31	$—	$81	$46

2004	$60	$37	$—	$1	$96

2003	$40	$70	$—	$50	$60

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Cyanotech Corporation:

Under date of June 6, 2005, we reported on the consolidated balance sheets of Cyanotech Corporation and subsidiaries (the Company) as of March 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended March 31, 2005, which are included in the Company's March 31, 2005 annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in Item 15(a)(2). The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Honolulu, Hawaii
June 6, 2005

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of June, 2005.

CYANOTECH CORPORATION

By:	/s/ GERALD R. CYSEWSKI, PH. D. Gerald R. Cysewski, Ph. D. Chairman of the Board, President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ GERALD R. CYSEWSKI, PH. D. Gerald R. Cysewski, Ph. D.	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer and Director)	July 8, 2005
/s/ JEFFREY H. SAKAMOTO Jeffrey H. Sakamoto	Chief Financial Officer, Vice President— Finance and Administration, Secretary and Treasurer	July 8, 2005
/s/ MICHAEL A. DAVIS Michael A. Davis	Director	July 8, 2005
/s/ GREGG W. ROBERTSON Gregg W. Robertson	Director	July 8, 2005
/s/ DAVID I. ROSENTHAL David I. Rosenthal	Director	July 8, 2005
/s/ JOHN T. WALDRON John T. Waldron	Director	July 8, 2005
/s/ PAUL C. YUEN Paul C. Yuen	Director	July 8, 2005

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
  Item 8. Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
CONSOLIDATED BALANCE SHEETS March 31, 2005 and 2004
CONSOLIDATED STATEMENTS OF OPERATIONS Years ended March 31, 2005, 2004 and 2003
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS) Years ended March 31, 2005, 2004 and 2003
CONSOLIDATED STATEMENTS OF CASH FLOWS Years ended March 31, 2005, 2004 and 2003
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
  Item 14. Principal Accountant Fees and Services
PART IV
  Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
Cyanotech Corporation and Subsidiaries Valuation and Qualifying Accounts
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
SIGNATURES