Form 10-Q
period 2005-06-30
CYANOTECH CORP
filed 2005-08-15
CIK 768408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarterly Period Ended June 30, 2005

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐ No ☒

Number of common shares outstanding as of July 31, 2005:

Title of Class	Shares Outstanding
Common stock - $.005 par value	20,896,265

CYANOTECH CORPORATION

FORM 10-Q

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

CYANOTECH CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except per share amounts)

(Unaudited)

	June 30, 2005	March 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$1,743	$2,005
Short-term investments	1,000	1,000
Accounts receivable, net	2,371	2,069
Refundable income taxes	51	97
Inventories (see Note 3)	1,589	1,565
Prepaid expenses and other	168	85
Total current assets	6,922	6,821

Equipment and leasehold improvements, net (see Note 4)	10,877	11,174
Other assets	541	547
Total assets	$18,340	$18,542

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$354	$355
Accounts payable	576	977
Accrued expenses	521	387
Total current liabilities	1,451	1,719

Long-term debt, excluding current maturities	1,658	1,743
Total liabilities	3,109	3,462

Stockholders’ equity:
Common stock of $0.005 par value, shares authorized 30,000,000; 20,896,265 shares issued and outstanding at June 30, 2005 and March 31, 2005	104	104
Additional paid-in capital	27,298	27,298
Accumulated other comprehensive income - foreign currency translation adjustments	25	27
Accumulated deficit	(12,196)	(12,349)
Total stockholders’ equity	15,231	15,080

Total liabilities and stockholders’ equity	$18,340	$18,542

See accompanying Notes to Consolidated Financial Statements.

CYANOTECH CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,
	2005	2004

NET SALES	$3,029	$2,707
COST OF PRODUCT SALES	2,004	1,820
Gross Profit	1,025	887

OPERATING EXPENSES:
Research and development	46	65
General and administrative	438	367
Sales and marketing	333	294
Total operating expenses	817	726

Income from operations	208	161

OTHER INCOME (EXPENSE):
Interest income	15	8
Interest expense	(55)	(39)
Other expense, net	(10)	(2)
Total other expense, net	(50)	(33)

Income before income taxes	158	128

INCOME TAX EXPENSE	5	15

NET INCOME	$153	$113

NET INCOME PER SHARE:
Basic	$0.01	$0.01
Diluted	$0.01	$0.01

SHARES USED IN CALCULATION OF NET INCOME PER SHARE:
Basic	20,896	20,736
Diluted	21,019	20,992

COMPREHENSIVE INCOME:
Net income	$153	$113
Other comprehensive income (loss)	(2)	14
	$151	$127

See accompanying Notes to Consolidated Financial Statements.

CYANOTECH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended June 30,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$153	$113
Adjustment to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	337	331
Amortization of debt issue costs	8	7
Net (increase) decrease in assets:
Accounts receivable	(302)	266
Refundable income taxes	46	—
Inventories	(24)	(208)
Prepaid expenses and other assets	(87)	(120)
Net increase (decrease) in liabilities:
Accounts payable	(401)	(158)
Accrued expenses	134	(36)
Net cash provided by (used in) operating activities	(136)	195

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in equipment and leasehold improvements	(40)	(235)

CASH FLOWS FROM FINANCING ACTIVITES:
Proceeds from exercise of stock options and warrants	—	34
Principal payments on long-term debt	(86)	(84)
Net cash used in financing activities	(86)	(50)

Net decrease in cash and cash equivalents	(262)	(90)
Cash and cash equivalents at beginning of period	2,005	2,531

Cash and cash equivalents at end of period	$1,743	$2,441

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$35	$30
Income taxes	$4	$118

See accompanying Notes to Consolidated Financial Statements.

CYANOTECH CORPORATION

FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2005

(Unaudited)

1.             BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  These consolidated financial statements and notes should be read in conjunction with the Company’s consolidated financial statements contained in the Company’s previously filed report on Form 10-K for the year ended March 31, 2005.

The Company consolidates enterprises in which it has a controlling financial interest. The accompanying consolidated financial statements include the accounts of Cyanotech Corporation and its wholly-owned subsidiaries, Nutrex Hawaii, Inc. and Cyanotech Japan YK.  All significant intercompany balances and transactions have been eliminated in consolidation.  While the financial information furnished for the three month period ended June 30, 2005 is unaudited, the statements in this report reflect all material items which, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the dates of the consolidated balance sheets. The operating results for the interim period presented are not necessarily indicative of the results that may be expected for the year ending March 31, 2006.

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

2.             STOCK-BASED COMPENSATION

As allowed by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, the Company has elected to continue to apply the intrinsic value-based method of accounting for employee based stock options and adopted only the disclosure requirements of SFAS No. 123.  The following table illustrates the effect on net income and net income per common share if the Company had applied the fair-value method under SFAS No. 123 to its employee stock options:

	Three Months Ended June 30,
	2005	2004
Net income, as reported	$153	$113
Deduct stock-based employee compensation expense determined under fair-value method for all awards	(20)	(19)
Pro forma net income	$133	$94

Basic net income per common share:
As reported	$0.01	$0.01
Pro forma	$0.01	$0.00

Diluted net income per common share:
As reported	$0.01	$0.01
Pro forma	$0.01	$0.00

3.             INVENTORIES

Inventories are stated at the lower of cost (which approximates first-in, first-out) or market and consists of the following (dollars in thousands):

	June 30, 2005	March 31, 2005

Raw materials	$324	$246
Work in process	303	243
Finished goods	831	957
Supplies	131	119
	$1,589	$1,565

4.             EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives for equipment and furniture and fixtures, or the shorter of the land lease term or estimated useful lives for leasehold improvements as follows:

Equipment	3 to 10 years
Furniture and fixtures	7 years
Leasehold improvements	10 to 20 years

Equipment and leasehold improvements consist of the following (dollars in thousands):

	June 30, 2005	March 31, 2005

Equipment	$10,287	$10,241
Leasehold improvements	14,613	14,603
Furniture and fixtures	86	86
	24,986	24,930
Less accumulated depreciation and amortization	(14,343)	(14,006)
Construction in-progress	234	250
Equipment and leasehold improvements, net	$10,877	$11,174

See accompanying Notes to Consolidated Financial Statements.

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

Reconciliations between the numerator and the denominator of the basic and diluted earnings per share computations for the three months ended June 30, 2005 and June 30, 2004 are as follows:

	Three Months Ended June 30, 2005
	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands)	(in thousands)
Basic earnings per share	$153	20,896	$0.01
Effect of dilutive securities – Common stock options and warrants	—	123
Diluted earnings per share	$153	21,019	$0.01

	Three Months Ended June 30, 2004
	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands)	(in thousands)
Basic earnings per share	$113	20,736	$0.01
Effect of dilutive securities – Common stock options and warrants	—	256
Diluted earnings per share	$113	20,992	$0.01

The following securities were excluded from the calculation of diluted earnings per share because their effect was antidilutive (in thousands):

	Three Months Ended June 30,
	2005	2004
Stock options and warrants	360	192

6.             NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (Revised 2004) “Share-Based Payment” which is a revision of FASB Statement No. 123 “Accounting for Stock-Based Compensation.”  SFAS No. 123 (Revised 2004) requires an entity to measure the cost of employee services received in exchange for an award.  If an award vests or becomes exercisable based on the achievement of a condition other than service, performance or market condition, the award is liability-classified.  Liability-classified awards are remeasured to fair value at each balance sheet date until the award is settled.  Equity – classified awards, including grants of employee stock options, are measured at the grant-date fair value of the award and are not subsequently remeasured.  The cost of equity-classified awards is recognized in the income statement over the period during which an employee is required to provide the service in exchange for the award.  Currently the company accounts for its employee and non-employee director stock options under the intrinsic value provision of APB Opinion No. 25.   The Company is required to adopt the provisions for SFAS No. 123 (Revised 2004) as of the beginning of the first annual reporting period that begins after June 15, 2005, although earlier adoption is permitted.   SFAS No. 123 (Revised 2004) offers several alternatives for implementation.  At this time, management has not made a decision as to the alternative it may select.

In November 2004, the FASB issued SFAS No. 151 “Inventory Costs — an amendment of Accounting Research Bulletin No. 43, Chapter 4”.  SFAS No. 151 requires that abnormal amounts of freight, handling costs and wasted material (spoilage) be recognized as current-period charges and fixed production overhead costs be allocated to inventory based on the normal capacity of production facilities.  Normal capacity is defined as “the production expected to be achieved over a number of periods or seasons under normal circumstances, taking into account the loss of capacity resulting from planned maintenance.”  Companies will no longer be permitted to capitalize inventory costs on the balance sheet when the production defect rate varies significantly from the expected defect rate.  SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.   Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 24, 2004.  The Company has yet to determine the impact, if any, of SFAS No. 151 on its consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchange of Nonmonetary Assets, an amendment of APB Opinion No. 29, ‘Accounting for Nonmonetary Transactions.’”  SFAS No. 153 is based on the principle that exchange of nonmonetary assets should be measured based on the fair market value of the assets exchanged.  SFAS No. 153 eliminates the exception of nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  SFAS No. 153 is effective for nonmonetary asset exchanges in fiscal periods beginning after June 15, 2005.  Adoption of the provisions of SFAS No. 153 is not expected to have a material impact on the Company’s financial condition, results of operations, or liquidity.

In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143.”  FIN 47 clarifies that the term “conditional asset retirement obligation” as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity.  Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated.  FIN 47 is effective for fiscal years ending after December 15, 2005.  The Company adopted the provisions of FIN 47 effective April 2005.    Adoption of the provisions of FIN 47 had no material impact on the Company’s financial condition, results of operations or liquidity.

On March 29, 2005, the Securities and Exchange Commission (SEC) staff issued Staff Accounting Bulletin No. 107, “Share-Based Payment” (SAB No. 107), which expressed the SEC staff’s views on Statement No. 123R, but did not modify any of Statement No. 123R’s provisions. The Company is evaluating the views expressed by the SEC in SAB No. 107 in conjunction with its assessment of Statement No. 123R’s impact to the Company.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.”  SFAS No. 154 requires retrospective application for voluntary changes in accounting principle unless it is impracticable to do so.  In addition, indirect effects of a change in accounting principle should be recognized in the period of the accounting change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

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

Overview

A comparison of selected consolidated statements of operations data as reported herein and in the Company’s previously filed report on Form 10-K for the year ended March 31, 2005 follows for the periods indicated (dollars in thousands):

Prior Year	Prior
Comparable Quarter	Consecutive Quarter
Three Months Ended	Three Months Ended	Three Months Ended
June 30, 2005	June 30, 2004	March 31, 2005
$	$	Change	$	Change

Net sales:
Spirulina products	$1,889	$1,379	37%	$1,641	15%
Natural astaxanthin products	1,054	1,303	(19)%	906	16%
Other products	86	25	244%	13	562%
$3,029	$2,707	12%	$2,560	18%
Gross profit	$1,025	$887	16%	$714	44%
Income (loss) from operations	$208	$161	29%	$(90)	(331)%
Net income (loss)	$153	$113	35%	$(74)	(307)%

For the first quarter of fiscal 2006, the Company’s total sales increased from the first quarter of the prior fiscal year and on a consecutive quarter basis from the quarter ended March 31, 2005 by 12% and 18%, respectively.   For the three months ended June 30, 2005, we continued to experience a stronger demand for our Spirulina products and responded by reallocating four of our dual-cultivation ponds from production of natural astaxanthin to Spirulina to meet such demand.  The Company’s sales of Spirulina products increased by 37% and 15% over the revenue levels reported for the comparable quarter of fiscal 2005 and the prior consecutive quarter, respectively, reflecting increased demand for the Company’s Spirulina products.

During the quarter ended June 30, 2005 the Company was able to fill orders for all natural astaxanthin products through current production and from inventory on hand.  For the first quarter of fiscal 2006, sales of all natural astaxanthin products decreased by 19% from the level reported for the comparable quarter of the prior fiscal year, but increased by 16% compared to the prior consecutive quarter.  This fluctuation is due primarily to year-to-year changes in demand for NatuRose® from the Japan aquaculture market which is recovering from typhoon damage of a year ago and the impact of lower demand during the prior consecutive quarter because of farmed fish being in hibernation during winter months.

The current quarter’s operating expenses and other expense, net were comparable to those of the fourth quarter of fiscal 2005.  Income from operations and net income for the current quarter increased from both the comparable quarter of the prior year and the prior consecutive quarter due to higher sales and improved gross profit margins.

Results of Operations

First Quarter of Fiscal 2006 Compared to First Quarter of Fiscal 2005

Net sales for the three months ended June 30, 2005 were $3,029,000, an increase of 12% from the $2,707,000 reported for the comparable period a year ago.  The increase resulted primarily from increased volume in sales of Spirulina products, offset in part by a decrease in sales volume of natural astaxanthin.   International sales were 58% of total sales for the first quarter of fiscal 2006, compared to 46% a year ago.  Historically, our major customers (sales exceeding 10% of total sales) have been two distributors, one based in Europe and one in the United States.   For the three months ended June 30, 2005, our European distributor, Spirulina International, accounted for 11% of total sales as compared to less than 10% of total sales for the comparable period of fiscal 2005.   Sales to the United States distributor for the three months ended June 30, 2005 were less than 10% of total sales as compared to 11% of total sales for the comparable period of fiscal 2005.

Gross profit represents net sales less the cost of product sales, which includes the cost of materials, manufacturing overhead costs, direct labor cost and depreciation and amortization.  Gross profit for the three months ended June 30, 2005 was $1,025,000, with gross profit margin of $34%, an improvement from the gross profit of $887,000 and gross profit margin of 33% a year ago.  The increase in gross profit is primarily attributable to increased sales volume in the current year and non-recurrence of inclement weather which affected production cost in the prior year.

Operating expenses for the quarter ended June 30, 2005 were $817,000, an increase of 13% from operating expenses of $726,000, reported for the comparable period of the prior year.  Research and development expense decreased by 29% due primarily to reduced personnel and outside services expenses.  General and administrative expense increased by 19% due primarily to higher personnel and accounting expenses.  Sales and marketing expense increased by 13% due primarily to increased expenditures for advertising, promotion and tradeshow participation.  As a percentage of net sales, operating expenses remained consistent at 27% for the first quarter of fiscal 2006 and of 2005.  The Company is committed to ongoing discretionary cost containment but may increase expenditures in future periods as dictated by the needs of the business.

Total other expense, net was $50,000, an increase from other expense, net of $33,000 for the same period a year ago.  Such increase was due primarily to higher interest expense on debt.

For the three months ended June 30, 2005, an income tax provision of $5,000 was recorded for our operations in Japan as compared to a provision of $15,000 for the same period a year ago.  For income taxes, the Company records a valuation allowance to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized.  Judgment is required in assessing the need for the valuation allowance.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  In recent periods the Company has returned to profitability and begun to generate taxable income which has resulted in the utilization of our previously generated net operating losses.  If we continue to generate taxable income, management may conclude that a portion or all of the existing valuation allowance is no longer required.

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

Liquidity and Capital Resources

Working capital for the three months ended June 30, 2005 increased by $369,000 to $5,471,000 from $5,102,000 at March 31, 2005.   Such increase was primarily attributable to higher accounts receivable and lower accounts payable balances, offset in part by lower cash balances and higher accrued expenses.   For the three months ended June 30, 2005, cash and short term investments decreased by $262,000 to $2,743,000.

Cash used in operating activities for the quarter ended June 30, 2005 was $136,000, in contrast to $195,000 of cash generated from operations during the comparable quarter of the prior year, due primarily to the timing of collection of accounts receivable and payment of accounts payable.

Cash used in investing activities (for capital expenditures) was $40,000 for the three months ended June 30, 2005, compared to $235,000 in the comparable prior year period.  This change is primarily due to expenditures made in the prior fiscal year for the Company’s pond conversion and production upgrade project.  The Company has no such major projects planned for fiscal 2006 and expects lower investment activities for capital expenditures for fiscal 2006 as compared to fiscal 2005.

Cash used in financing activities represented principal payments on the Company long-term debt of $86,000 and $84,000 for the three months ended June 30, 2005 and 2004, respectively.   In addition, the Company received cash proceeds of $34,000 from the exercise of stock options and warrants during the first quarter of fiscal 2005.

The Company’s contractual obligations and commitments (consisting of a term loan and operating leases) are disclosed in the Company’s previously filed report on Form 10-K for the fiscal year ended March 31, 2005 in the following sections: Item. 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources, and Item 8. Financial Statements and Supplementary Data – Notes 5 and 6 of Notes to Consolidated Financial Statements.   There have been no significant changes in contractual obligations and commitments from March 31, 2005 to June 30, 2005, other than those reported elsewhere in this Form 10-Q.

Critical Accounting Policies

Our unaudited financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X.  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses.  These estimates and assumptions are affected by management’s application of accounting policies.  The Company has identified certain policies that require the application of significant judgment by management.  Our most critical accounting policies are those related to inventory valuations, valuation of equipment and leasehold improvements and long-lived assets and income taxes.  These critical accounting policies are stated in the notes to consolidated financial statements in the Company’s previously filed report on Form 10-K for the fiscal year ended March 31, 2005.  This discussion and analysis should be read in conjunction with such notes and our consolidated financial statements and related notes included elsewhere in this report.

Outlook

This outlook section contains a number of forward-looking statements, all of which are based on current expectations.  Actual results may differ materially.   See first paragraph of this Item 2.

The goal of Cyanotech Corporation is based on its strategy to be a world-leader in the production and marketing of high-value natural products from microalgae.  For fiscal 2006 we have refined this strategy with a heightened focus on the business-to-business wholesale market for the products and compounds that we extract from the microalgae processed at our 90 acre facility in Hawaii.  Our current product offerings include Certified Organic and Naturally Cultivated Spirulina Pacifica® in powder, flake and tablet form, NatuRose® natural astaxanthin powder for the animal nutrition market, BioAstin® natural astaxanthin antioxidant in lipid extract, softgel caplet and micro-encapsulated beadlet form for the human nutrition and cosmetic industries and Phycobiliproteins for use in medical diagnostics.  Information about our Company and our products can be viewed at www.cyanotech.com, www.nutrex-hawaii.com or www.phycobiliprotein.com .  Consumer products can also be purchased online at www.nutrex-hawaii.com .

Our net sales for the first quarter of fiscal 2006 (the quarter ended June 30, 2005) were $3,029,000, compared to $2,707,000 and $2,560,000 reported for the first quarter and fourth quarter of fiscal 2005, respectively.  Sales of our Spirulina Pacifica® products remained strong during the first quarter of fiscal 2006 accounting for 62% of sales as compared to the first quarter of the prior year when Spirulina revenues accounted for 51% of sales.  Conversely, revenues from our natural astaxanthin products accounted for 35% of sales for the quarter ended June 30, 2005, as compared to 48% for the same period a year ago.  We believe that our product mix may change with proportional increases in sales of NatuRose® and BioAstin® as the Japan aquaculture market recovers from last year’s weather-related disruption and from increased advertising and promotional efforts for BioAstin®, but there can be no guarantee of the timing of such recovery or if the Company’s advertising and promotional strategy will be successful.

Our operating expenses during the first quarter of fiscal 2006 were $817,000, compared to $726,000 and $804,000 reported for the first quarter and fourth quarter of fiscal 2005, respectively.  As a percentage of sales, the current quarter operating expenses represents 27% of net sales compared to 27% and 31% for the first and fourth quarters of fiscal 2005.  We will continue to contain discretionary operating spending but have begun to increase expenditures for advertising and clinical trials in the human nutrition and cosmetic markets.

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

Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective.   There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

b)                    Reports on Form 8-K

1)     A report on Form 8-K dated July 12, 2005 included Items 7.01-Regulation FD Disclosure, 8.01-Other Events and 9.01-Financial Statements and Exhibits, in conjunction with the Company’s press release announcing the appointment of Russell Communications Group as its agency for coordinating investor relations and marketing communications.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYANOTECH CORPORATION (Registrant)

August 12, 2005	By:	/s/	Gerald R. Cysewski
(Date)			Gerald R. Cysewski
Chairman of the Board,
President and Chief Executive Officer

	By:	/s/	Jeffrey H. Sakamoto
Jeffrey H. Sakamoto
Vice President – Finance & Administration,
Chief Financial Officer
(Principal Financial and Accounting Officer)