Form 10-Q
period 2005-09-30
CYANOTECH CORP
filed 2005-11-14
CIK 768408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarterly Period Ended September 30, 2005

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

Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐  No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Number of common shares outstanding as of October 31, 2005:

Title of Class	Shares Outstanding
Common stock - $0.005 par value	20,896,265

CYANOTECH CORPORATION

FORM 10-Q

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

CYANOTECH CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	September 30,	March 31,
	2005	2005

ASSETS
Current assets:
Cash and cash equivalents	$2,054	$2,005
Short-term investments	1,000	1,000
Accounts receivable, net	1,612	2,069
Refundable income taxes	51	97
Inventories (see Note 3)	1,747	1,565
Prepaid expenses	141	85
Total current assets	6,605	6,821

Equipment and leasehold improvements, net (see Note 4)	10,621	11,174
Other assets	543	547
Total assets	$17,769	$18,542

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$354	$355
Accounts payable	473	977
Accrued expenses	466	387
Total current liabilities	1,293	1,719

Long-term debt, excluding current maturities	1,572	1,743
Total liabilities	2,865	3,462

Stockholders’ equity:
Common Stock of $0.005 par value; shares authorized 30,000,000; 20,896,265 shares issued and outstanding at September 30, 2005 and March 31, 2005	104	104
Additional paid-in capital	27,298	27,298
Accumulated other comprehensive income - foreign currency translation adjustments	19	27
Accumulated deficit	(12,517)	(12,349)
Total stockholders’ equity	14,904	15,080

Total liabilities and stockholders’ equity	$17,769	$18,542

See accompanying Notes to Consolidated Financial Statements.

CYANOTECH CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004

NET SALES	$2,517	$2,998	5,546	$5,705
COST OF PRODUCT SALES	1,936	1,944	3,940	3,764
Gross profit	581	1,054	1,606	1,941

OPERATING EXPENSES:
Research and development	53	62	99	127
Sales and marketing	304	297	637	591
General and administrative	522	522	960	889
Total operating expenses	879	881	1,696	1,607

Income (loss) from operations	(298)	173	(90)	334

OTHER INCOME (EXPENSE):
Interest income	8	9	23	17
Interest expense	(35)	(40)	(90)	(79)
Other income (expense), net	2	(9)	(8)	(11)

Total other expense, net	(25)	(40)	(75)	(73)

Income (loss) before income taxes	(323)	133	(165)	261

INCOME TAX BENEFIT (EXPENSE)	2	(12)	(3)	(27)

NET INCOME (LOSS)	$(321)	$121	$(168)	$234

NET INCOME (LOSS) PER SHARE
Basic	$(0.02)	$0.01	$(0.01)	$0.01
Diluted	$(0.02)	$0.01	$(0.01)	$0.01

SHARES USED IN CALCULATION OF NET INCOME (LOSS) PER SHARE:
Basic	20,896	20,752	20,896	20,744
Diluted	20,896	21,035	20,896	21,017

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$(321)	$121	$(168)	$234
Other comprehensive loss	(6)	(24)	(8)	(10)
	$(327)	$97	$(176)	$224

See accompanying Notes to Consolidated Financial Statements.

CYANOTECH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended September 30,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(168)	$234
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	676	657
Issuance of stock in exchange for services	—	15
Issuance of stock options in exchange for services	—	7
Amortization of debt issue costs and other assets	16	15
Net (increase) decrease in:
Accounts receivable	457	109
Refundable income taxes	46	11
Inventories	(182)	(305)
Prepaid expenses and other assets	(76)	(161)
Net increase (decrease) in:
Accounts payable	(504)	(198)
Accrued expenses	79	26
Net cash provided by operating activities	344	410

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in equipment and leasehold improvements	(123)	(411)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options and warrants	—	34
Principal payments on long-term debt	(172)	(169)
Net cash used in financing activities	(172)	(135)

Net increase (decrease) in cash and cash equivalents	49	(136)

Cash and cash equivalents at beginning of period	2,005	2,531

Cash and cash equivalents at end of period	$2,054	$2,395

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$74	$65
Income taxes	$4	$118

See accompanying Notes to Consolidated Financial Statements.

CYANOTECH CORPORATION

FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2005

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

The Company consolidates enterprises in which it has a controlling financial interest. The accompanying consolidated financial statements include the accounts of Cyanotech Corporation and its wholly-owned subsidiaries, Nutrex Hawaii, Inc. and Cyanotech Japan YK.  All significant intercompany balances and transactions have been eliminated in consolidation. While the financial information furnished for the three and six month periods ended September 30, 2005 is unaudited, the statements in this report reflect all material items which, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the dates of the consolidated balance sheets. The operating results for the interim period presented are not necessarily indicative of the results that may be expected for the year ending March 31, 2006.

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

2.                                       STOCK-BASED COMPENSATION

Pursuant to the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, the Company has elected to continue to apply the intrinsic value-based method of accounting for employee based stock options and adopted the disclosure requirements of SFAS No.123.  The following table illustrates the effect on net income and net income per common share if the Company had applied the fair-value method under SFAS No. 123 to its employee stock option plans:

	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2004	2005	2004

Net income (loss), as reported	$(321)	$121	$(168)	$234
Deduct stock-based employee compensation
Expense determined under fair-value method for all awards	(18)	(24)	(39)	(41)
Pro-forma net income (loss)	$(339)	$97	$(207)	$193
Basic net income (loss) per common share:
As reported	$(0.02)	$0.01	$(0.01)	$0.01
Pro-forma	$(0.02)	$0.00	$(0.01)	$0.01

Diluted net income (loss) per common share:
As reported	$(0.02)	$0.01	$(0.01)	$0.01
Pro-forma	$(0.02)	$0.00	$(0.01)	$0.01

The following securities were excluded from the calculation of diluted earnings per share because their effect was antidilutive (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
Stock options and warrants	522	169	522	172

3.                                       INVENTORIES

Inventories are stated at the lower of cost (which approximates first-in, first-out) or market and consist of the following (dollars in thousands):

	September 30, 2005	March 31, 2005

Raw materials	$287	$246
Work in process	295	243
Finished goods	1,036	957
Supplies	129	119
	$1,747	$1,565

4.                                       EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives for equipment and furniture and fixtures, or the shorter of the land lease term or estimated useful lives for leasehold improvements as follows:

Equipment	3 to 10 years
Furniture and fixtures	7 years
Leasehold improvements	10 to 20 years

Equipment and leasehold improvements consist of the following (dollars in thousands):

	September 30, 2005	March 31, 2005
Equipment	$10,304	$10,241
Leasehold improvements	14,613	14,603
Furniture and fixtures	86	86
	25,003	24,930
Less accumulated depreciation and amortization	(14,682)	(14,006)
Construction in-progress	300	250
Equipment and leasehold improvements, net	$10,621	$11,174

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

Reconciliations between the numerator and the denominator of the basic and diluted earnings per share computations for the three months ended September 30, 2005 and 2004 are as follows (in thousands, except per share amounts):

	Three Months Ended September 30, 2005			Three Months Ended September 30, 2004
	Net Loss	Shares	Per Share	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic net income, (loss) per share	$(321)	20,896	$(0.02)	$121	20,752	$0.01
Effect of dilutive securities – Common stock options and warrants	—	—		—	283
Diluted net income, (loss) per share	$(321)	20,896	$(0.02)	$121	21,035	$0.01

Reconciliations between the numerator and the denominator of the basic and diluted earnings per share computations for the six months ended September 30, 2005 and 2004 are as follows (in thousands, except per share amounts):

	Six Months Ended September 30, 2005			Six Months Ended September 30, 2004 ,
	Net Loss	Shares	Per Share	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic net income, (loss) per share	$(168)	20,896	$(0.01)	$234	20,744	$0.01
Effect of dilutive securities – Common stock options and warrants	—	—		—	273
Diluted net income, (loss) per share	$(168)	20,896	$(0.01)	$234	21,017	$0.01

The following securities were excluded from the calculation of diluted earnings per share because their effect was antidilutive (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
Stock options and warrants	522	169	522	172

6.             NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (Revised 2004) “Share-Based Payment” which is a revision of FASB Statement No. 123 “Accounting for Stock-Based Compensation.”  SFAS No. 123 (Revised 2004) requires an entity to measure the cost of employee services received in exchange for an award.  If an award vests or becomes exercisable based on the achievement of a condition other than service, performance or market condition, the award is liability-classified.  Liability-classified awards are remeasured to fair value at each balance sheet date until the award is settled.  Equity –classified awards, including grants of employee stock options, are measured at the grant-date fair value of the award and are not subsequently remeasured.  The cost of equity-classified awards is recognized in the income statement over the period during which an employee is required to provide the service in exchange for the award.  Currently the company accounts for its employee and non-employee director stock options under the intrinsic value provision of APB Opinion No. 25.   The Company is required to adopt the provisions for SFAS No. 123 (Revised 2004) as of the beginning of the first annual reporting period that begins after June 15, 2005, although earlier adoption is permitted.   SFAS No. 123 (Revised 2004) offers several alternatives for implementation.  At this time, management has not made a decision as to the alternative it may select.

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

On March 29, 2005, the Securities and Exchange Commission (SEC) staff issued Staff Accounting Bulletin No. 107, “Share-Based Payment” (SAB No. 107), which expressed the SEC staff’s views on SFAS No. 123 (Revised 2004), but did not modify any provisions of Statement No. 123 (Revised 2004). The Company is evaluating the views expressed by the SEC in SAB No. 107 in conjunction with its assessment of the impact of SFAS No. 123 (Revised 2004) to the Company.

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

Overview

A comparison of selected consolidated statements of operations data as reported herein and in the Company’s previously filed reports on Form 10-Q for the quarterly period ended June 30, 2005 and on Form 10-K for the year ended March 31, 2005 follows for the periods indicated (dollars in thousands):

	(A) Three Months Ended September 30, 2005	(B) Prior Year Comparable Quarter Three Months Ended September 30, 2004	(C) Prior Consecutive Quarter Three Months Ended June 30, 2005
Net sales:
Spirulina products	$1,377	$1,789	$1,889
Natural astaxanthin products	1,084	1,139	1,054
Other products	56	70	86
Total sales, all products	$2,517	$2,998	$3,029

Gross profit	$581	$1,054	$1,025
Income (loss) from operations	$(298)	$173	$208
Net income (loss)	$(321)	$121	$153

	Year to Year Comparison, Three Month Comparable Period Percentage Change (A) – (B) / (B)	Sequential Quarter Comparison, Three Month Prior Sequential Period Percentage Change (A) – (C) / (C)

Net sales:
Spirulina products	(23)%	(27)%
Natural astaxanthin products	(5)%	3%
Other products	(20)%	(35)%
Total sales, all products	(16)%	(17)%

For the three months ended September 30, 2005, net sales decreased by 16% and 17% from the comparable prior year quarter and from the current year’s first quarter results, respectively.  The Company’s sales by product line reflected lower Spirulina sales compared to both the comparable prior year quarter and the first quarter of the current fiscal year.  In comparison, sales of natural astaxanthin remained consistent with levels achieved during both the comparable prior year quarter and the first quarter of the current fiscal year.  The decreased total sales result is attributable primarily to lower orders for all Spirulina products and reduced demand for NatuRose® from the Japan Sea Bream market, offset in part by increased sales of BioAstin®.

Gross profit for the second quarter of fiscal 2006 was $581,000, with gross profit margin of 23%.  This is a decrease from gross profit and gross profit margin from both the comparable period of the prior fiscal year and the prior sequential quarter, due to increased per unit production costs for natural astaxanthin resulting from lower production volumes.

During the second quarter of fiscal 2006 the Company incurred operating expenses comparable in amount to the same quarter of the prior fiscal year and $62,000 higher than operating expenses for the prior sequential quarter.

The effect of lower gross profit combined with an unchanged level of operating expenses resulted in a net loss of $321,000 for the second quarter of fiscal 2006, contrasting with net income of $121,000 and $153,000 for the second quarter of the prior fiscal year and the prior sequential quarter, respectively.

Results of Operations

Second Quarter of Fiscal 2006 Compared to Second Quarter of Fiscal 2005

Net sales for the three months ended September 30, 2005 were $2,517,000, a 16% decrease from the $2,998,000 for the comparable period a year ago. Sales of Spirulina products decreased 23% due primarily to lower sales volumes of spirulina tablets during the quarter. Such fluctuation in demand for spirulina tablets was due in large part to the variance in order patterns from some of our larger customers. Also affecting net sales for the quarter were reduced demand for NatuRose from the Japan aquaculture market, offset in part by increased sales of BioAstin for the human nutritional market. International sales were 50% of total sales for the second quarter of fiscal 2006, compared to 47% a year ago.  Historically, our major customers (sales exceeding 10% of total sales) have been two distributors, one based in Europe and one in the United States.  For the three months ended September 30, 2005, our European distributor, Spirulina International, accounted for 12% of total sales as compared to less than 10% of total sales for the comparable prior year period.  Sales to the United States distributor were less than 10% of total sales for each of the three months ended September 30, 2005 and 2004.

Gross profit represents net sales less the cost of product sales, which includes the cost of materials, manufacturing overhead costs, direct labor costs and depreciation and amortization.  Gross profit for the three months ended September 30, 2005 was $581,000, with gross profit margin of 23%.  In contrast, gross profit for the comparable period of the prior fiscal year was $1,054,000 with gross profit margin of 35%.  This decrease in gross profit is primarily attributable to higher per unit natural astaxanthin production costs resulting from the Company’s decision to reduce production in response to reduced orders of NatuRose and decreased sales volume for Spirulina tablets during the period.

Operating expenses for the three months ended September 30, 2005 and 2004 were comparable, amounting to $879,000 and $881,000, respectively.  As a percentage of net sales, operating expenses for the second quarter of fiscal 2006 were 35%, compared to 29% for the comparable prior year period, due primarily to lower net sales in the current year period.   In the second quarter of fiscal 2006 a slight increase in sales and marketing expense was offset in entirety by a decrease in research and development expense compared to the operating expenses for the comparable period of the prior fiscal year.

Total other expense, net for the second quarter of fiscal 2006 was $25,000, a decrease from other expense, net of $40,000 for the same period a year ago.

For the quarter second quarter of fiscal 2006, an income tax benefit of $2,000 was recorded for our operations in Japan, compared to income tax expense of $12,000 reported for the comparable period of the prior fiscal year.  The Company does not expect any expense to be recorded for United States income taxes for the current fiscal year as a result of available net operating loss carryforwards.

The result of the foregoing was a net loss of $321,000, or ($0.02) per diluted share, for the three months ended September 30, 2005, in contrast to net income of $121,000, or $0.01 per diluted share, for the comparable prior year quarter.  The net loss occurred because of lower net sales and lower gross profit in proportion to operating expenses.

Six Months Ended September 30, 2005 Compared to Six Months Ended September 30, 2004

Net sales for the six months ended September 30, 2005 were $5,546,000, a decrease of 3% from sales of $5,705,000 reported for the comparable period a year ago.  This decrease during the current year period is primarily attributable to lower sales of all natural astaxanthin products, offset by slight increases in sales of all Spirulina products and phycobili proteins as compared to the comparable period of the prior fiscal year.  International sales represented 54% of net sales for the six months ended September 30, 2005 compared to 57% for the same period a year ago due to lower sales in Japan and Europe.  For the six months ended September 30, 2005, our European distributor, Spirulina International, accounted for 12% of total sales, with sales to our United States distributor accounting for less than 10% of total sales.  In comparison sales to our United States distributor were 10% of total sales with sales to our European distributor accounting for less than 10% of net sales during the comparable period of the prior fiscal year.

Gross profit for the six months ended September 30, 2005 was $1,606,000 with gross profit margin of 29%, compared to gross profit of $1,941,000 and gross profit margin of 34% for the comparable period of the prior fiscal year.   The lower gross profit is primarily attributable to higher per unit natural astaxanthin production costs resulting from the Company’s decision to reduce production in response to lower orders for NatuRose.

Operating expenses for the six months ended September 30, 2005 were $1,696,000, an increase of $89,000 or 6% from the comparable prior year period.   The increase in spending reflects higher general and administrative and sales and marketing expenses, which were offset by slightly lower research and development expenses.  Higher general and administrative expenses during the current six month period were due to increased personnel and annual report expenses offset by reduced bad debt expense.  Sales and marketing expenses for the current six month period were higher than the comparable period of the prior fiscal year due to increased advertising and travel expenses.  Research and development expenses decreased compared to the same period of the prior fiscal year, because of lower clinical study expenses and decreased personnel expenses.

Net other expense for the six months ended September 30, 2005 was comparable to net other expense for the same period of the prior fiscal year.  However, current year’s interest expense increased due to increases in the prime rate, on which term loan interest is based.  This increase was offset in part by increased interest income on short-term investments.

For the six months ended September 30, 2005, an income tax provision of $3,000 was recorded for our operations in Japan compared to an income tax provision of $27,000 recorded for the same period of the prior year.   The Company does not expect any United States income taxes for the current fiscal year as a result of available net operating loss carryforwards.

The Company recorded net loss of $168,000 or ($0.01) per diluted share for the six month period ended September 30, 2005.  For the same period a year ago the Company reported net income of $234,000 or $0.01 per diluted share.  The net loss in the current period is primarily attributable to increased cost of goods sold and higher operating expenses as compared to the same period a year ago.

Variability of Results

The Company has experienced significant quarterly fluctuations in operating results and anticipates that these fluctuations may continue in future periods. Future operating results may fluctuate as a result of changes in sales levels to our largest customers, new product introductions, production difficulties, weather patterns, the mix between sales of bulk products and packaged consumer products, start-up costs associated with new facilities, expansion into new markets, sales promotions, competition, increased energy costs, foreign exchange fluctuations, the announcement or introduction of new products by competitors, changes in our customer mix, overall trends in the market for our  products, government regulations and other factors beyond our control.  While a significant portion of our expense levels are relatively fixed and the timing of increases in expense levels is based in large part on forecasts of future sales, if net sales are below expectations in any given period, the adverse impact on results of operations may be magnified by our inability to adjust spending quickly enough to compensate for the sales shortfall. We may also choose to reduce prices or increase spending in response to market conditions, which may have a material adverse effect on the Company’s financial condition and results of operations.

Liquidity and Capital Resources

Working capital at September 30, 2005 increased by $210,000 to $5,312,000 from $5,102,000 at March 31, 2005 primarily due to reduction in trade accounts payable, offset in part by lower accounts receivable balances.  At September 30, 2005, inventories were $1,747,000, an increase of $182,000 from inventories of $1,565,000 at the beginning of the fiscal year.

At September 30, 2005, cash, cash equivalents and short-term investments was $3,054,000, a slight increase from $3,005,000 at the beginning of the fiscal year.

Net cash and cash equivalents of $344,000 and $410,000 were provided by operations for the six months ended September 30, 2005 and 2004, respectively.   Despite the net loss of $168,000 in the current period (compared to net income of $234,000 for the same period a year ago), the Company generated cash from operations in the current period by the collection of accounts receivable, offset in part by payments on trade accounts payable.

Cash used in investing activities (for capital expenditures) for the current six month period was $123,000, a decrease from $411,000 of such cash expenditures in the comparable prior year period principally due to completion of the natural astaxanthin expansion project in the prior fiscal year.

Cash used in financing activities amounted to $172,000 and $135,000 for the six months ended September 30, 2005 and 2004, respectively.  Proceeds of $34,000 from the exercise of stock options and warrants in the prior year did not occur in the current year.

There have been no significant changes in contractual obligations and commitments from March 31, 2005 to September 30, 2005, other than those reported elsewhere in this Form 10-Q.  The Company’s contractual obligations and commitments (consisting of a term loan and operating leases) are disclosed in the Company’s previously filed report on Form 10-K for the fiscal year ended March 31, 2005 in the following sections:  Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources, and Item 8. Financial Statements and Supplementary Data – Notes 5 and 6 of Notes to Consolidated Financial Statements.

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

The goal of Cyanotech Corporation is based on its strategy to be a world-leader in the production and marketing of high-value natural products from microalgae.  For fiscal 2006 we have refined this strategy with a heightened focus on the business-to-business wholesale market for the products and compounds that we extract from the microalgae processed at our 90 acre facility in Hawaii.  Our current product offerings include “All-Natural” Spirulina Pacifica® in powder, flake and tablet form, NatuRose® natural astaxanthin powder for the animal nutrition market, BioAstin® natural astaxanthin antioxidant in lipid extract, softgel caplet and micro-encapsulated beadlet form for the human nutrition and cosmetic industries and Phycobiliproteins for use in medical diagnostics.  Information about our Company and our products can be viewed at www.cyanotech.com, www.nutrex-hawaii.com or www.phycobiliprotein.com .  Consumer products can also be purchased online at www.nutrex-hawaii.com .

Our net sales for the second quarter of fiscal 2006 (the quarter ended September 30, 2005) of $2,517,000, were lower than the $2,998,000 and $3,029,000 reported for the second quarter of fiscal 2005 and the prior sequential quarter of fiscal 2006, respectively.  These decreases can be attributed to lower than usual orders for our Spirulina and NatuRose products, offset in part by increased sales of BioAstin, our natural astaxanthin product for the human nutraceutical market.  We have experienced such fluctuation in demand for Spirulina in the past and believe that the ordering patterns of our customers will return to historical levels.  We are, however, concerned about the recovery of our largest market for NatuRose (fish coloring in Japan aquaculture) and are taking action to improve sales of this product through feeding trials aimed at enhancing this product’s appeal for use as animal nutrition.  We believe increased advertising and promotion aimed at generating higher sales of our BioAstin products are beginning to bring improve sales.  We believe that our product mix may change with increases in sales of BioAstin as more manufacturers expand their product offerings to incorporate this unique anti-inflammatory compound.  There can be no assurance of the timing of such increased sales or when such increased promotional effort will bear results.

Our operating expenses during the second quarter of fiscal 2006 were $879,000, in line with operating expenses of $881,000 reported for the same quarter of the prior year and up by 8% from $817,000 of such expenses reported for the prior sequential quarter.  This increase is primarily attributable to higher general and administrative, and sales and marketing expenses during the current period.  Operating expenses as a percentage of net sales were 35% compared to 29% and 27% for the comparable quarter of the prior year and the prior sequential quarter, respectively.  We will continue to restrain discretionary operating spending but have increased advertising for BioAstin and NatuRose and may participate in further scientific studies to establish the efficacy of our products for new uses.

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

We have a term loan agreement which adjusts quarterly based on the prime rate.  As such we are exposed to interest rate risk whereby a 1% increase in the prime rate would lead to an increase of approximately $15,000 in interest expense for the year ending March 31, 2006 (based on March 31, 2005 amounts outstanding).

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

Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective. There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.          OTHER INFORMATION

Item 1.                                                             Legal Proceedings

None

Item 4.                                                             Submission of Matters to a Vote of Security Holders

On August 22, 2005, the following matters were submitted and voted by stockholders entitled to vote at the Company’s Annual Meeting of Stockholders:

a)              The following directors were elected to serve until the next Annual Meeting or until their successors are elected:

	For Votes	Withheld Votes
Gerald R. Cysewski	15,030,894	88,383
Michael A. Davis	14,988,998	130,279
Gregg W. Robertson	14,976,594	142,683
David I. Rosenthal	14,984,644	144,633
John T. Waldron	14,994,694	124,583
Paul C. Yuen	15,005,194	114,083

b)             Approval of the 2005 Stock Option Plan (the “2005 Plan”), reserving a total of 800,000 authorized shares of common stock of the Company for issuance of options under the 2005 Plan.   The vote was 4,043,292 for, 423,236 against, 40,851 abstaining and 10,611,898 not voted by brokers.

d)             Ratification of the selection of KPMG LLP as the Company’s independent Registered Public Accounting Firm for the fiscal year ending March 31, 2006.  The vote on the ratification was 15,062,416 for, 23,736 against and 32,955 abstaining.

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

b)         Reports on Form 8-K

A report on Form 8-K dated August 15, 2005 included Item 2.02, Results of Operations and Financial Condition in conjunction with the Company’s press release dated August 11, 2005, announcing the financial results for the Quarter ended June 30, 2005.

A report on Form 8-K dated October 19, 2005 included Item 8.01, Other Events, in conjunction with the Company’s press release dated October 19, 2005, announcing the resignation of Chief Financial Officer, Jeffrey H. Sakamoto.

A report on Form 8-K dated October 28, 2005 included Item 5.04, Temporary Suspension of Trading Under Registrant’s Employee Benefit Plans, in conjunction with issuance of a notice dated October 24, 2005, to all participants of such plan.

A report on Form 8-K dated October 28, 2005 included Item 8.01, Other Events, in conjunction with the Company’s press release dated October 24, 2005 announcing the date of its earnings release and investor conference call for the quarter ended September 30, 2005.

A report on Form 8-K dated November 4, 2005 included Item 2.02 Results of Operations and Financial Condition in conjunction with the Company’s press release dated November 4, 2005, announcing the financial results for the Quarter ended September 30, 2005.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYANOTECH CORPORATION (Registrant)

November 14, 2005	By:	/s/ Gerald R. Cysewski
(Date)		Gerald R. Cysewski
Chairman of the Board,
President and Chief Executive Officer

	By:	/s/ Jeffrey H. Sakamoto
Jeffrey H. Sakamoto
Vice President – Finance & Administration
and Chief Financial Officer
(Principal Financial and Accounting Officer)