Form 10-Q
period 2005-12-31
CYANOTECH CORP
filed 2006-02-14
CIK 768408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For Quarterly Period Ended December 31, 2005

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐          Accelerated filer  ☐          Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes  ☐  No  ☒

Number of common shares outstanding as of February 8, 2006:

Title of Class	Shares Outstanding
Common stock - $0.005 par value	20,913,765

CYANOTECH CORPORATION

FORM 10-Q

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

CYANOTECH CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	December 31, 2005	March 31, 2005

ASSETS
Current assets:
Cash and cash equivalents	$1,951	$2,005
Short-term investments	1,000	1,000
Accounts receivable, net	1,445	2,069
Refundable income taxes	27	97
Inventories (see Note 3)	2,011	1,565
Prepaid expenses	131	85
Total current assets	6,565	6,821

Equipment and leasehold improvements, net (see Note 4)	10,358	11,174
Other assets	538	547
Total assets	$17,461	$18,542

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$354	$355
Accounts payable	448	977
Accrued expenses	567	387
Total current liabilities	1,369	1,719

Long-term debt, excluding current maturities	1,485	1,743
Total liabilities	2,854	3,462

Stockholders’ equity:
Common Stock of $0.005 par value; shares authorized 30,000,000; 20,913,765 shares issued and outstanding at December 31, 2005, and 20,896,265 at March 31, 2005	104	104
Additional paid-in capital	27,312	27,298
Accumulated other comprehensive income - foreign currency translation adjustments	2	27
Accumulated deficit	(12,811)	(12,349)
Total stockholders’ equity	14,607	15,080

Total liabilities and stockholders’ equity	$17,461	$18,542

See accompanying Notes to Consolidated Financial Statements.

CYANOTECH CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004

NET SALES	$2,333	$3,180	7,879	$8,885
COST OF PRODUCT SALES	1,712	2,017	5,652	5,781
Gross profit	621	1,163	2,227	3,104

OPERATING EXPENSES:
Research and development	45	38	144	165
Sales and marketing	351	301	988	892
General and administrative	461	506	1,421	1,395
Total operating expenses	857	845	2,553	2,452

Income (loss) from operations	(236)	318	(326)	652

OTHER INCOME (EXPENSE):
Interest income	13	8	36	25
Interest expense	(46)	(43)	(136)	(122)
Other income (expense), net	(2)	37	(10)	26

Total other income (expense), net	(35)	2	(110)	(71)

Income (loss) before income taxes	(271)	320	(436)	581

INCOME TAX EXPENSE (BENEFIT)	23	(6)	26	21

NET INCOME (LOSS)	$(294)	$326	$(462)	$560

NET INCOME (LOSS) PER SHARE
Basic	$(0.01)	$0.02	$(0.02)	$0.03
Diluted	$(0.01)	$0.02	$(0.02)	$0.03

SHARES USED IN CALCULATION OF NET INCOME (LOSS) PER SHARE:
Basic	20,906	20,771	20,900	20,753
Diluted	20,906	20,988	20,900	20,981

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$(294)	$326	$(462)	$560
Other comprehensive income (loss)	(17)	20	(25)	10
	$(311)	$346	$(487)	$570

See accompanying Notes to Consolidated Financial Statements.

CYANOTECH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended December 31,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(462)	$560
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,024	995
Issuance of stock in exchange for services	14	15
Issuance of stock options in exchange for services	—	7
Amortization of debt issue costs and other assets	23	23
Allowance for doubtful accounts	(5)	30
Net (increase) decrease in:
Accounts receivable	629	(233)
Refundable income taxes	70	(3)
Inventories	(446)	(377)
Prepaid expenses and other assets	(90)	(46)
Net increase (decrease) in:
Accounts payable	(529)	(256)
Accrued expenses	180	53
Net cash provided by operating activities	408	768

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in equipment and leasehold improvements	(203)	(544)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	—	28
Proceeds from exercise of warrants	—	54
Principal payments on long-term debt	(259)	(255)
Net cash provided by (used in) financing activities	(259)	(173)

Net increase (decrease) in cash and cash equivalents	(54)	51

Cash and cash equivalents at beginning of period	2,005	2,531

Cash and cash equivalents at end of period	$1,951	$2,582

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$101	$98
Income taxes	$4	$188

See accompanying Notes to Consolidated Financial Statements.

CYANOTECH CORPORATION

FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2005

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

The Company consolidates enterprises in which it has a controlling financial interest. The accompanying consolidated financial statements include the accounts of Cyanotech Corporation and its wholly-owned subsidiaries, Nutrex Hawaii, Inc. and Cyanotech Japan YK.  All significant intercompany balances and transactions have been eliminated in consolidation. While the financial information furnished for the three and nine month periods ended December 31, 2005 is unaudited, the statements in this report reflect all material items which, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the dates of the consolidated balance sheets. The operating results for the interim period presented are not necessarily indicative of the results that may be expected for the year ending March 31, 2006.

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

2.       STOCK-BASED COMPENSATION

As allowed by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, the Company has elected to continue to apply the intrinsic value-based method of accounting for employee based stock options and adopted only the disclosure requirements of SFAS No.123.  The following table illustrates the effect on net income and net income per common share if the Company had applied the fair-value method under SFAS No. 123 to its employee stock option plans:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004

Net income (loss), as reported	$(294)	$326	$(462)	$560
Deduct stock-based employee compensation
Expense determined under fair-value method for all awards	(5)	(25)	(44)	(67)
Pro-forma net income (loss)	$(299)	$301	$(506)	$493

Basic net income (loss) per common share:
As reported	$(0.01)	$0.02	$(0.02)	$0.03
Pro-forma	$(0.01)	$0.01	$(0.02)	$0.02

Diluted net income (loss) per common share:
As reported	$(0.01)	$0.02	$(0.02)	$0.03
Pro-forma	$(0.01)	$0.01	$(0.02)	$0.02

3.       INVENTORIES

Inventories are stated at the lower of cost (which approximates first-in, first-out) or market and consist of the following (dollars in thousands):

	December 31, 2005	March 31, 2005

Raw materials	$218	$246
Work in process	296	243
Finished goods	1,377	957
Supplies	120	119
	$2,011	$1,565

4.       EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives for equipment and furniture and fixtures, or the shorter of the land lease term or estimated useful lives for leasehold improvements as follows:

Equipment	3 to 10 years
Furniture and fixtures	7 years
Leasehold improvements	10 to 20 years

Equipment and leasehold improvements consist of the following (dollars in thousands):

	December 31, 2005	March 31, 2005
Equipment	$10,440	10,241
Leasehold improvements	14,613	14,603
Furniture and fixtures	86	86
	25,139	24,930
Less accumulated depreciation and amortization	(15,025)	(14,006)
Construction in-progress	244	250
Equipment and leasehold improvements, net	$10,358	$11,174

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

Reconciliations between the numerator and the denominator of the basic and diluted earnings per share computations for the three months ended December 31, 2005 and 2004 are as follows (in thousands, except per share amounts):

	Three Months Ended December 31, 2005			Three Months Ended December 31, 2004
	Net Income,			Net Income,
	(Loss)	Shares	Per Share	(Loss)	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic earnings (loss) per share	$(294)	20,906	$(0.01)	$326	20,771	$0.02
Effect of dilutive securities – Common stock options and warrants	—	—		—	217
Dilutive earnings per share	$(294)	20,906	$(0.01)	$326	20,988	$0.02

Reconciliations between the numerator and the denominator of the basic and diluted earnings per share computations for the nine months ended December 31, 2005 and 2004 are as follows (in thousands, except per share amounts):

	Nine Months Ended December 31, 2005			Nine Months Ended December 31, 2004
	Net Income,			Net Income,
	(Loss)	Shares	Per Share	(Loss)	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic earnings (loss) per share	$(462)	20,900	$(0.02)	$560	20,753	$0.03
Effect of dilutive securities – Common stock options and warrants	—	—		—	228
Dilutive earnings per share	$(462)	20,900	$(0.02)	$560	20,981	$0.03

The following securities were excluded from the calculation of diluted earnings per share because their effect was antidilutive (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004
Stock options and warrants	512	172	512	172

Since dilutive securities reduce loss per share amounts, they are disregarded when net losses are reported. In this context, the disregarded securities are described as being “anti-dilutive”.

6.       NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (Revised 2004) “Share-Based Payment” which is a revision of FASB Statement No. 123 “Accounting for Stock-Based Compensation.”  SFAS No. 123 (Revised 2004) (Statement No. 123R) requires an entity to measure the cost of employee services received in exchange for an award.  If an award vests or becomes exercisable based on the achievement of a condition other than service, performance or market condition, the award is liability-classified.  Liability-classified awards are remeasured to fair value at each balance sheet date until the award is settled.  Equity –classified awards, including grants of employee stock options, are measured at the grant-date fair value of the award and are not subsequently remeasured.  The cost of equity-classified awards is recognized in the income statement over the period during which an employee is required to provide the service in exchange for the award.  Currently the Company accounts for its employee and non-employee director stock options under the intrinsic value provision of APB Opinion No. 25.   The Company is required to adopt the provisions for SFAS No. 123 (Revised 2004) as of the beginning of the first annual reporting period that begins after June 15, 2005, although earlier adoption is permitted.   SFAS No. 123 (Revised 2004) offers several alternatives for implementation.  At this time, management has not made a decision as to the alternative it may select.

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

Overview

A comparison of selected consolidated statements of operations data as reported herein and in the Company’s previously filed reports on Form 10-Q for the quarterly period ended September 30, 2005 and on Form 10-K for the year ended March 31, 2005 follows for the periods indicated (dollars in thousands):

	(A)	(B)	(C)
	Current Year Third Quarter Three Months Ended December 31, 2005	Prior Year Comparable Quarter Three Months Ended December 31, 2004	Prior Consecutive Quarter Three Months Ended September 30, 2005
Net sales:
Spirulina products	$1,289	$1,810	$1,377
Natural astaxanthin products	1,011	1,324	1,084
Other products	33	46	56
Total sales, all products	$2,333	$3,180	$2,517

Gross profit	$621	$1,163	$581
Income (loss) from operations	$(236)	$318	$(298)
Net income (loss)	$(294)	$326	$(321)

	Year to Year Comparison, Three Month Comparable Period Percentage Change (A) – (B) / (B)	Sequential Quarter Comparison, Three Month Prior Sequential Period Percentage Change (A) – (C) / (C)
Net sales:
Spirulina products	(29)%	(6)%
Natural astaxanthin products	(24)%	(7)%
Other products	(28)%	(41)%
Total sales, all products	(27)%	(7)%

Decreased sales for the current year third quarter compared to the prior year comparable quarter are attributable primarily to lower order levels of Spirulina products and reduced demand for NatuRose® from the Japan aquaculture market. Decreased sales compared to the prior consecutive quarter are primarily attributable to continuing reduced demand for NatuRose® from the Japan aquaculture market with slight reductions in some Spirulina product sales offset in part by increased sales of BioAstin® and private label products.

Gross profit of $621,000 for the third quarter of fiscal 2006 was 47% or $542,000 less than reported for the prior year comparable quarter, and 7% or $40,000 more in comparison to the prior consecutive quarter. Comparing the third quarter of the current fiscal year to the prior year comparable quarter, decreased gross profit was primarily attributable to decreased sales coupled with increased natural astaxanthin per unit production cost increases which resulted from a decision to reduce natural astaxanthin production in response to lower order levels. The per unit cost increase reflects continuing fixed overhead costs of our operations. In addition, certain raw material, utility, and freight costs increased, also increasing the total per unit cost. Comparing the third quarter of the current fiscal year to the prior consecutive quarter, the increase in gross profit of $40,000, from $581,000 to $621,000, was due to the foregoing, and in addition, gross profit is also impacted because the company’s various products naturally have different costs. As the mix as well as the volume of product sales varies between comparable periods the cost of sales varies and the resulting gross margin also varies.

Comparing the third quarter of the current fiscal year to the prior year comparable quarter, sales and marketing expenses have increased 17% or $50,000. Likewise, comparing the third quarter of the current fiscal year to the prior consecutive quarter, sales and marketing expenses have increased $47,000 or 16%. Both of these increases are consistent with our plan to increase marketing activity with the objective of increasing product sales.

Comparing the third quarter of the current fiscal year to the prior year comparable quarter, general and administrative expenses have decreased 9% or $45,000. Likewise, comparing the third quarter of the current fiscal year to the prior consecutive quarter, general and administrative expenses have decreased $61,000 or 12%. Both of these decreases are consistent with the company’s on-going cost containment efforts. Comparing the third quarter of the current fiscal year to the prior year comparable quarter, and comparing the third quarter of the current fiscal year to the prior consecutive quarter, total operating expense of $857,000 for the current quarter is nearly level with the amounts reported for the comparable periods just noted, the reason being that sales and marketing expense increases were basically offset by general and administrative expense decreases.

Total other expense increased in comparison to both the third quarter of the previous fiscal year and compared to the second quarter of the current fiscal year. The increase was primarily due to period to period foreign currency translation adjustments.

The company’s net loss of $294,000 for the third quarter of fiscal 2006 reflected a decrease of $620,000 in comparison to the prior year comparable quarter income of $326,000, but the third quarter current fiscal year net loss was $27,000 less than the net loss of $321,000 reported for the prior consecutive quarter. Because operating expenses, as discussed above, and other income/expense and tax provisions remained somewhat level, the net loss for the quarter, when compared to both the prior year comparable quarter and the prior consecutive quarter, was primarily due to lower sales and the previously discussed decline in gross margin.

Results of Operations

Third Quarter of Fiscal 2006 Compared to Third Quarter of Fiscal 2005

Net sales for the three months ended December 31, 2005 were $2,333,000, a 27% decrease from $3,180,000 for the comparable period a year ago.   Sales of spirulina products decreased 29% primarily due to lower tablet sales volumes. Sales of natural astaxanthin products decreased by 24% due primarily to reduced demand for NatuRose from the Japan aquaculture market.   Sales of private label products doubled, but this increase only slightly offset reduced spirulina and astaxanthin sales overall.  International sales were 44% of total sales for the third quarter of fiscal 2006, compared to 51% a year ago.  Historically, our major customers (sales exceeding 10% of total sales) have been two distributors, one based in Europe and one in the United States.  For the three months ended December 31, 2005, our European distributor accounted for 7% of total sales as compared to 11% of total sales for the comparable prior year period.  Sales to the major United States distributor accounted for 12% of total sales for the three months ended December 31, 2005 and 6% of total sales for the three months ended December 31, 2004. Increases and decreases in percentage sales to the two distributors reflect overall sales volumes and historic variability in the order patterns of these customers.

Gross profit represents net sales less the cost of product sales, which includes the cost of materials, manufacturing overhead costs, direct labor costs, depreciation and amortization.  Gross profit for the three months ended December 31, 2005 was $621,000, with a gross profit margin of 27%.  In contrast, gross profit for the comparable period of the prior fiscal year was $1,163,000 with a gross profit margin of 37%. As discussed in the preceding overview, comparing the third quarter of the current fiscal year to the prior year comparable quarter, decreased gross profit was primarily attributable to decreased sales coupled with increased natural astaxanthin per unit production cost increases which resulted from a decision to reduce natural astaxanthin production in response to lower order levels. In addition, in comparison to the third quarter of the previous fiscal year, for the three months ended December 31, 2005, certain raw material, utility, and freight costs increased, and the company absorbed production support costs, such as depreciation and utilities, across reduced production and sales volumes, resulting in higher per unit costs. In addition to the foregoing, gross profit is also impacted because the company’s various products naturally have different costs. As the mix as well as the volume of product sales varies between comparable periods, the cost of sales varies and the resulting gross margin also varies.

Operating expenses for the three months ended December 31, 2005 and 2004 were $857,000 and $845,000, respectively.  As a percentage of net sales, operating expenses for the third quarter of fiscal 2006 were 37%, compared to 27% for the comparable prior year quarter, with the percentage change due primarily to lower net sales in the current year period.   Increased sales and marketing expenses in the current period were offset by decreased general and administrative expenses.  Sales and marketing expense increases were focused on emerging BioAstin markets and in response to declining sales.

Total other expense, net for the third quarter of fiscal 2006 was $35,000, compared with net other income of $2,000 for the same period a year ago.  The change was primarily due to foreign currency translation losses from transactions with our Japanese subsidiary. Also, for the quarter ended December 31, 2005, a change in a previous estimate of a state tax accrual resulted in a $23,000 estimated tax expense for the quarter. This compares to a $6,000 tax benefit recorded for the comparable period of the prior fiscal year.  The Company does not expect any United States income taxes for the current fiscal year as a result of available net operating loss carry forwards.

The result of the foregoing is a net loss of $294,000, or ($0.01) per diluted share, for the three months ended December 31, 2005, in contrast to net income of $326,000, or $0.02 per diluted share, for the comparable prior year quarter.  The net loss stemmed primarily from overall lower net sales and reduced gross margin, as previously discussed.

Nine Months Ended December 31, 2005 Compared to Nine Months Ended December 31, 2004

Net sales for the nine months ended December 31, 2005 were $7,879,000, a decrease of 11% from sales of $8,885,000 reported for the comparable period a year ago.  This decrease during the current year period is primarily attributable to lower sales of most natural astaxanthin and spirulina products. These reductions are somewhat offset by increased sales of phycobiliproteins, BioAstin, and private label products as compared to the comparable period of the prior fiscal year.  International sales represented 52% of net sales for the nine months ended December 31, 2005 compared to 48% for the same period a year ago with reduced Japan and Asia sales offset by increased European, Canadian, and New Zealand sales.  For the nine months ended December 31, 2005, our European distributor accounted for 10% of total sales as compared to 9% of total sales for the comparable prior year period.  Sales to the major United States distributor were less than 10% of total sales for the nine months ended December 31, 2005 and 2004. Increases and decreases in percentage sales to the two distributors reflect overall sales volumes and historic variability in the order patterns of these customers.

Gross profit for the nine months ended December 31, 2005 was $2,227,000 with a gross profit margin of 28%, compared to gross profit of $3,104,000 and gross profit margin of 35% for the comparable period of the prior fiscal year.   As discussed in the preceding overview, comparing the first nine months of the current fiscal year to the prior year comparable nine months, decreased gross profit was primarily attributable to decreased sales coupled with increased natural astaxanthin per unit production cost increases which resulted from a decision to reduce natural astaxanthin production in response to lower order levels. In addition, in comparison to the comparable nine months of the previous fiscal year, for the nine months ended December 31, 2005, certain raw material, utility, and freight costs increased, and the company absorbed production support costs, such as depreciation and utilities, across reduced production and sales volumes, resulting in higher per unit costs. In addition to the foregoing, gross profit is also impacted because the company’s various products naturally have different costs. As the mix as well as the volume of product sales varies between comparable periods the cost of sales varies and the resulting gross margin also varies.

Operating expenses for the nine months ended December 31, 2005 were $2,553,000, an increase of $101,000 or 4% versus the comparable prior year period.   The expense increase reflects a combination of reduced general and administrative and research and development expenses year to date coupled with increased sales and marketing expenses.  As noted earlier, sales and marketing expense were increased in an effort to generate additional sales.

Net other expense increased 55% or $39,000 over the prior year comparable period.  Current year’s interest expense increased due to increases in the prime rate, the basis for term loan interest.  Interest income on short-term investments increased slightly. The nine month comparable period ended December 31, 2004 included other income of $26,000 while the current nine month period reflects other expense of $10,000, the net $36,000 difference comprises the bulk of the $39,000 increase in net other expense which is primarily related to foreign currency translation expense stemming from transactions with our Japanese subsidiary.

For the nine months ended December 31, 2005, a tax provision of $26,000 has been recorded primarily reflecting a $23,000 change in a previous estimate of a state tax accrual compared to a tax provision of $21,000 recorded for the same period of the prior year.   The Company does not expect any United States income taxes for the current fiscal year as a result of available net operating loss carry forwards.

The Company recorded a net loss of $462,000 or ($0.02) per diluted share for the nine month period ended December 31, 2005.  For the same period a year ago the Company reported net income of $560,000 or earnings of $0.03 per diluted share.  The $1,022,000 net income difference between the comparable periods is primarily due to sales decreasing 11% or $1,006,000 while total cost of goods sold decreased 2% or

$129,000. This resulted in a period to period gross margin decrease of $877,000 or 28%. As discussed earlier, increased per unit production costs stemming from decisions to reduce production levels coupled with certain material and support cost increases resulted in the gross margin decrease between the comparable periods. In addition to gross margin, total operating expense increased $101,000 or 4% when comparing the nine month period ended December 31, 2005 as compared to the nine months ended December 31, 2004. The operating expense increase was primarily due to increased sales and marketing expenses as previously discussed. The remainder of the comparative difference between the periods was due to increased other expenses, primarily related to foreign currency translation and tax provision expenses.

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

Liquidity and Capital Resources

Working capital for the nine months ended December 31, 2005 increased by $94,000 to $5,196,000 from $5,102,000 at March 31, 2005 primarily due to a reduction in trade accounts payable, offset by lower accounts receivable balances.  At December 31, 2005 inventory increased to $2,011,000 an increase of $446,000 from $1,565,000 at the beginning of the fiscal year. The inventory increase was primarily due to accumulating specific inventory in order to satisfy existing bulk shipment commitments and ordinary timing differences between production levels and sales volumes.

Despite the net loss of $462,000 for the nine month period ended December 31, 2005 versus $560,000 net income for the same period a year ago, overall cash and equivalents remained nearly the same, decreasing $54,000 from $2,005,000 to $1,951,000. Cash was primarily generated by collection of receivables and mainly used for payment of trade payables.

Cash used in investing activities (for capital expenditures) was $341,000 less for the nine months ended December 31, 2005 versus the same period a year ago, reflecting reduced capital spending after the completion of the natural astaxanthin project in the prior fiscal year.

Cash used in financing activities totaled $259,000 for the nine months ended December 31, 2005 compared to cash used in financing activities of $173,000 for the comparable prior year period.  For the current period and for the comparable prior year period, cash used in financing went to principal payments on debt, remaining effectively level period to period. In the prior comparable period cash was also generated from stock option and warrant exercise proceeds.

There have been no significant changes in contractual obligations and commitments from March 31, 2005 to December 31, 2005 other than those reported elsewhere in this Form 10-Q. The Company’s contractual obligations and commitments (consisting of a term loan and operating leases) are disclosed in the Company’s previously filed report on Form 10-K for the fiscal year ended March 31, 2005 in the following sections: Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources, and Item 8. Financial Statements and Supplementary Data – Notes 5 and 6 of Notes to Consolidated Financial Statements.

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

The goal of Cyanotech Corporation is based on its strategy to be a world-leader in the production and marketing of high-value natural products from microalgae. For fiscal 2006 we have refined this strategy with a heightened focus on the business-to-business wholesale market for the products and compounds that we extract from the microalgae processed at our 90 acre facility in Hawaii. Our current product offerings include “All Natural” Spirulina Pacifica® in powder, flake, and tablet form, NatuRose®  natural astaxanthin powder for the animal nutrition market, BioAstin® natural astaxanthin antioxidant in lipid extract, softgel caplet and micro-encapsulated beadlet form for the human nutrition and cosmetic industries, and Phycobiliproteins for use in medical diagnostics. Information about our Company and our products can be viewed at www.cyanotech.com, www.nutrex-hawaii.com or www.phycobiliprotein.com.  Consumer products can also be purchased online at www.nutrex-hawaii.com.

Our net sales for the third quarter of fiscal 2006 (the quarter ended December 31, 2005) of $2,333,000 were 7% or $184,000 less than the $2,517,000 reported for the prior sequential quarter ended September 30, 2005. Compared to the prior sequential quarter, increased sales of BioAstin and private label products partially offset decreases in other product sales. Third quarter fiscal 2006 net sales were $847,000 or 27% less than reported for the third quarter of the prior fiscal year. Compared to the third quarter ended December 31, 2004, sales of all but private label products were either comparable or down. In general, sales decreases were attributable to lower orders for spirulina and NatuRose®  products offset partly by the aforementioned increases in BioAstin and private label sales.

BioAstin is the company’s natural Astaxanthin product for the human nutraceutical market. We remain concerned about the recovery of our largest market for NatuRose (fish coloration in Japan aquaculture) and continue taking action to improve sales of this product through feeding trials aimed at enhancing this product’s appeal for use as animal nutrition. At the same time, the Company recognizes that the general market for spirulina is maturing.

With the foregoing in mind, we continue to believe that it is important to use Company resources for advertising and promotion aimed at generating higher sales of our BioAstin® products. In addition company resources will be used for research and development aimed at new or improved products, product uses, production methods, and product trials. We believe that our product mix may change with increases in sales of BioAstin® as more manufacturers expand their product offerings to incorporate this anti-inflammatory carotenoid. There can be no assurance as to whether or when advertising, changes in products or product mix, promotion, or research and development will bear results.

The Company will continue to restrain discretionary operating spending while deploying Company resources as discussed in the preceding paragraphs.

The Company’s future results of operations and the other forward-looking statements contained in this Outlook, in particular any statements regarding revenues, gross margin, expenses and spending involve a number of risks and uncertainties.  In addition to the factors discussed above that could cause actual results to differ materially are the following:  business conditions and growth in the natural products industry and in the general economy, changes in customer order patterns, changes in demand for natural products in general, changes in weather conditions, competitive factors, such as competing spirulina and astaxanthin producers increasing their production capacity and the resulting impact, if any, on world market prices for these products, government actions, shortage of manufacturing capacity, and other factors beyond our control.  Risk factors are discussed in detail in Exhibit 99.1, included in this report.

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

Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective. There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

b)             Approval of the 2005 Stock Option Plan (the “2005 Plan”), reserving a total of 800,000 authorized shares of common stock of the Company for issuance of options under the 2004 Plan.   The vote was 4,043,292 for, 423,236 against, 40,851 abstaining and 10,611,898 broker not voted.

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

b)             Reports on Form 8-K

A report on Form 8-K dated October 19, 2005 included Item 8.01, Other Events, in conjunction with the Company’s press release dated October 19, 2005, announcing the resignation of Chief Financial Officer, Jeffery H. Sakamoto.

A report on Form 8-K dated October 28, 2005 included Item 5.04, Temporary Suspension of Trading Under Registrant’s Employee Benefit Plans, in conjunctions with issuance of a notice dated October 24, 2005, to all participants of such plan.

A report on Form 8-K dated October 28, 2005 included Item 8.01, Other Events, in conjunction with the Company’s press release dated October 24, 2005, announcing the date of its earnings release and investor conference call for the quarter ended September 30, 2005.

A report on Form 8-K dated November 4, 2005 included Item 2.02, Results of Operations and Financial Condition, in conjunction with the Company’s press release dated October 24, 2005, announcing the financial results for the Quarter ended September 30, 2005.

A report on Form 8-K dated November 21, 2005 included Item 5.04, Temporary Suspension of Trading Under Registrant’s Employee Benefit Plans, in conjunctions with issuance of a revised blackout period notice to all participants in the Company’s 401(k) Plan.

A report on Form 8-K dated December 6, 2005 included Item 3.01, Notice of Failure to Satisfy a Continued Listing Rule, in conjunction with issuance of a press release dated December 6, 2005, announcing notification from the Nasdaq Stock Market Listing Qualifications Department that for the previous 30 consecutive business days the Company’s common stock has closed below the minimum $1.00 per share requirement for continued inclusion under Marketplace Rule 4310(c)(4). (See additional discussion under Risk Factors.)

A report on Form 8-K dated December 19, 2005 included Item 5.02, Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers, in conjunction with a press release dated December 12, 2005 announcing the election of William R. Maris, age 56, as Chief Financial Officer and Vice President of Finance and Administration, effective January 1, 2006. The same Form 8-K also included Item 5.05 Amendments to the Registrant’s Code of Ethics, or Waiver of a Provision of the Code of Ethics, with Cyanotech Corporation Corporate Code of Conduct attached as an Exhibit, such that, on December 9, 2005 the Board of Directors of Cyanotech Corporation amended the Corporate Code of Conduct and Ethics, strengthening its commitment to honest and ethical behavior and the highest standards of business conduct, and further emphasizing corporate and individual accountability while encouraging individuals to come forward with information about possible misconduct and assuring them of protection from retaliation.

A report on Form 8-K dated February 9, 2006 included Item 2.02, Results of Operations and Financial Condition, in conjunction with the Company’s press release dated February 8, 2006, and transcript of the web-cast and Vcall announcing the financial results for the Quarter ended December 31, 2005.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYANOTECH CORPORATION (Registrant)

February 8, 2006	By:		/s/ Gerald R. Cysewski
(Date)			Gerald R. Cysewski
Chairman of the Board,
President and Chief Executive Officer

		By:	/s/ William R. Maris
William R. Maris
Vice President – Finance & Administration
(Principal Financial and Accounting Officer)