Form 10-K
period 2006-03-31
CYANOTECH CORP
filed 2006-06-28
CIK 768408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2006

Commission File Number 0-146-02

CYANOTECH CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	91-1206026
(State or other jurisdiction of	(I. R. S. Employer
incorporation or organization)	Identification No.)
73-4460 Queen Kaahumanu Highway, Suite 102,
Kailua-Kona, Hawaii	96740
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (808) 326-1353

Securities registered pursuant to Section 12(b) of the Act:	Name of each exchange on which registered:
None	NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.005 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐ Yes    ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐ Yes    ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒ Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes    ☒ No

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant on June 19, 2006 was approximately $11,425,700 based on the closing sale price of the Common Stock on the NASDAQ Capital Market on that date.

Number of shares outstanding of Registrant’s Common Stock at June 19, 2006 was 20,928,265.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement for its 2006 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission on or prior to July 18, 2006 and to be used in connection with the Annual Meeting of Stockholders expected to be held on August 24, 2006, are incorporated by reference in Part III of this Form 10-K.

PART I

Item 1. Business

General

Cyanotech Corporation is a world leader in the production of high value natural products derived from microalgae.  Incorporated in 1983, the Company is guided by the principle of providing beneficial, quality microalgal products for human and animal nutrition in a sustainable, reliable and environmentally sensitive operation. We are ISO 9001:2000 compliant, reinforcing our commitment to quality in our products, to quality in our relationships (with our customers, suppliers, co-workers and the communities we live in), and to quality of the environment we work in. The Company’s products include:

•       BioAstin® natural astaxanthin is a powerful dietary antioxidant with expanding applications as a human nutraceutical and functional food ingredient, shown to support and maintain the body’s natural inflammatory response, to enhance skin, muscle and joint health.

•       NatuRose® natural astaxanthin, is used as a feed ingredient for the aquaculture feed industry, specifically providing natural pigmentation to aquaculture-raised shrimp, salmon, yellowtail tuna and “tai” (red sea bream), and for the animal feed industry such as in poultry feed formulations to naturally pigment the yolk of chicken eggs;

•       Spirulina Pacifica®, is a nutrient-rich dietary supplement used for extra energy, a strengthened immune system and as a source of antioxidant carotenoids;

•       Natural phycobiliproteins are highly fluorescent pigments used as tags or markers in many kinds of biological assays in the immunological diagnostics market.

Microalgae are a diverse group of microscopic plants that have a wide range of physiological and biochemical characteristics and contain, among other things, high levels of natural protein, amino acids, vitamins, pigments and enzymes. Microalgae have the following properties that make commercial production attractive: (1) microalgae  grow much faster than land grown plants, often up to 100 times faster; (2) microalgae have uniform cell structure with no bark, stems, branches or leaves, permitting easier extraction of products and higher utilization of the microalgae cells; and (3) the cellular uniformity of microalgae makes it practical to manipulate and control growing conditions in order to optimize a particular cell characteristic. Efficient cultivation of microalgae requires consistent light, warm temperature, low rainfall and proper chemical balance in a very nutrient-rich environment. If the chemical composition of a pond changes from its required balance, contamination can occur from the growth of unwanted organisms.

Since 1983, we have designed, developed and implemented proprietary production and harvesting technologies, systems and processes, thereby eliminating many of the stability and contamination problems frequently encountered in the production of microalgae. Our production of these products at the 90-acre facility on the Kona Coast of Hawaii provides significant advantages. We selected the Keahole Point location in order to take advantage of the consistent warm temperatures, abundant sunshine and low levels of rainfall needed for optimal cultivation of microalgae. This location also offers us access to cold deep ocean water, drawn from an offshore depth of 2,000 feet, which we use in our patented Ocean-Chill Drying system to eliminate the oxidative damage caused by standard drying techniques and as a source of trace nutrients for microalgal cultures. We believe that our technology, systems, processes and favorable growing location permit year-round harvest of our microalgal products in a cost-effective manner.

Unless otherwise indicated, all references in this report to the “Company,” “we,” “us,” “our,” and “Cyanotech” refer to Cyanotech Corporation and its wholly owned subsidiaries, Nutrex Hawaii, Inc. (“Nutrex Hawaii” or “Nutrex”), a Hawaii corporation, and Cyanotech Japan YK (“Cyanotech Japan” or “CJYK”), a Japan corporation.

Cyanotech’s Business

The Company operates entirely in one operating segment, the cultivation and production of microalgae into high-value, high-quality natural products. The Company cultivates, on a large-scale basis, two microalgal species from which our two major product lines, spirulina products and natural astaxanthin products, are derived. Cyanotech records revenue and cost of sales information by product category but does not record operating expenses by such product category. The following table sets forth, for the three years ended March 31, 2006, the net sales contributed by each of the Company’s product lines (in thousands):

	Net Sales
	2006	2005	2004
Spirulina products:
Spirulina Pacifica	$6,517	$6,626	$6,511
Natural astaxanthin products:
NatuRose	1,403	1,817	2,545
BioAstin	2,967	2,855	2,388
Other including phycobiliproteins	244	147	138
Total	$11,131	$11,445	$11,582

Spirulina Products

Since 1985, Cyanotech has been producing a strain of spirulina microalgae marketed as Spirulina Pacifica. Accounting for 59%, 58% and 56% of net sales for the years ended March 31, 2006, 2005, and 2004, respectively, Spirulina Pacifica provides a vegetable-based, highly absorbable source of protein, natural beta-carotene, mixed carotenoids, B vitamins, gamma linolenic acid, essential amino acids and other phytonutrients.  Spirulina Pacifica is produced in three forms:  powder, flake and tablets.  Powder is used as an ingredient in nutritional supplements and health food drinks while flakes are used as a seasoning on various foods.  Tablets are consumed as a daily dietary supplement.  All three forms are sold as raw material in bulk quantities and as packaged consumer products under the Nutrex Hawaii label.

Beginning in 1994, we have produced two grades of Spirulina Pacifica:  an all-natural grade cultivated by using conventional agricultural fertilizers and an organic grade that is cultivated using only organic fertilizers. Our organic Spirulina Pacifica was grown and processed in accordance with the National Organic Program of the United States Department of Agriculture (“USDA”) effective October 2002.  Prior to the establishment of the USDA organic standard, our organic standard was the California Organic Food Act of 1990. Our organic cultivation and processing methods were certified annually by Quality Assurance International of San Diego, California, a leading third-party agency. In its 2002 decision, the USDA National Organics Standards Board (“NOSB”) allowed the use of certain fertilizers in organic Spirulina cultivation through October 2005, after which all cultivators must find alternate sources of key nutrients in order to retain organic certification. The Company determined that although alternative fertilizers exist, their costs are prohibitive and their use would lead to lower quality Spirulina products. Other cultivators in the United States have reached similar conclusions. The USDA-NOSB did not extend the use of certain fertilizers for organic Spirulina cultivation at its October 2005 meeting and the Company discontinued cultivating organic Spirulina and has converted all Spirulina cultivation to “all natural”. The Company does not expect this decision to have a material effect on overall sales of our Spirulina Pacifica products. The Company’s all natural Spirulina Pacifica is certified Kosher by Organized Kashrus Laboratories of Brooklyn, New York and is cultivated without the use of herbicides or pesticides.

In March 2003, Cyanotech and Earthrise Nutritionals, Inc. of Petaluma, California submitted a joint notice to the United States Food and Drug Administration (“FDA”) reporting their determination, through scientific procedures, that the spirulina cultivated by both companies is GRAS (generally recognized as safe) for addition to a variety of foods. In November 2003, the FDA concluded the notification procedure by written response that it had no questions about the companies’ determination that spirulina is GRAS for addition to a variety of foods.

Our Spirulina Pacifica is cultivated in a combination of fresh water and a metered amount of nutrient-rich deep ocean water (containing essential trace elements), drawn from a depth of 2,000 feet below sea level. This water mixture is supplemented with the other major required nutrients such as sodium bicarbonate (baking soda) and infused with carbon dioxide.  With the exception of deep ocean water, the raw materials and nutrients required in our Spirulina production are available from multiple sources; however, there can be no assurance that the pricing from a new source will be comparable to current pricing.  In the case of deep ocean water, although abundantly available at this location, the facility to pump and deliver the water to the Company is owned by the State of Hawaii. The facility is constructed of two separately located pump stations providing redundancy should one station fail. The State of Hawaii sets the price for deep ocean water annually based on its cost to deliver the water.  If the pricing for a critical raw material or nutrient significantly increases, this could have a material adverse effect on our business, financial condition and results of operations. The ability of the Company’s suppliers to meet performance and quality specifications and delivery schedules is also important to operations.

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

Once ready for harvest, some 70% of the Spirulina algae is pumped from a pond through underground pipes to our processing building where the crop is separated from the culture media by stainless steel screens. The remaining culture serves as an inoculum for the next growth cycle. Harvested Spirulina is washed with fresh water and vacuum filtered before moving to the drying stage. Culture media separated from Spirulina algae during processing is conserved and recycled. Recycled media is refortified with nutrients before being returned to the culture ponds for another cycle of cultivation. Our Integrated Culture Biology Management (“ICBM”) technology for microalgae cultivation has proven to be a reliable and stable operating environment, allowing us to grow and harvest Spirulina without significant contamination by unwanted microorganisms and without associated loss of productivity.

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

Each production lot of Spirulina Pacifica is sampled and subjected to thorough quality control analyses including testing for moisture, carotenoids, minerals, color and taste, among others. Further, each lot of our Spirulina Pacifica undergoes a prescribed set of microbiological food product tests, including total aerobic bacteria, coliform bacteria and E. coli. The Spirulina Pacifica powder, tablets and flakes are vacuum-sealed in oxygen-barrier foil laminate bags along with a packet of oxygen absorbent. This packaging ensures product freshness and extends the shelf life of bulk Spirulina Pacifica products. The Company’s packaged consumer products are bottled and labeled by two contractors in California. These contractors are Kosher certified and subject to regular government inspections. Such packaging services are readily available from multiple sources.

The majority of our bulk Spirulina sales are to health food manufacturers and formulators with their own Spirulina product lines, many of whom identify and promote Cyanotech’s Hawaiian Spirulina Pacifica in their products. Such customers purchase bulk powder or bulk tablets and package these products under their brand label for sale to the health and natural food markets. Many of the brands produced by these customers are marketed and sold domestically in direct competition with the packaged consumer products sold through our Nutrex Hawaii subsidiary. Nutrex Hawaii packaged consumer products are sold through an established health food distribution network in the domestic market and shipped through one of our wholesale distributors. In selected foreign markets, we have exclusive sales distributors for both our bulk and packaged consumer products.

Our Spirulina Pacifica products compete with a variety of vitamins, dietary supplements, other algal products and similar nutritional products available to consumers. The nutritional products market is highly competitive and includes international, national, regional and local producers and distributors, many of whom have greater resources than Cyanotech and many of whom offer a greater variety of products. Our direct competition in the Spirulina market is currently from Dainippon Ink and Chemical Company’s Earthrise facility in California and several farms in China. Other competitors include numerous smaller farms in China, India, Thailand, Taiwan, Cuba, South Africa and South America. The market for Spirulina is mature with slow growth expected in future periods. In this mature market, the Company has experienced increased price competition due to more Spirulina suppliers as well as a larger portion of sales coming from bulk product orders whose customers generally treat these products as commodities with price being the major determining factor driving their purchasing decision. As one of the largest producers of Spirulina, our challenge is to increase our market share among customers who seek the high-quality products we produce while concurrently adjusting our product mix to meet our revenue targets.

As of March 31, 2006, the backlog of orders for all Spirulina products totaled approximately $448,000 and such orders are expected to be filled in the first quarter of fiscal 2007. Such backlogs at the end of fiscal 2005 and 2004 were $661,000 and $334,000 respectively.

Natural Astaxanthin Products

The Company commenced commercial production of natural astaxanthin in early 1997 with the introduction of NatuRose to the aquaculture market.  Astaxanthin is a red pigment used in the aquaculture market primarily to impart a pink to red color to the flesh of commercially raised fish and shrimp but also has been found to be essential for their proper growth and survival. Since its introduction, several feeding trials have been performed by our customers and potential customers that prove the efficacy of NatuRose as an alternative to the petrochemical-based synthetic astaxanthin presently used by most aquaculture companies. The appeal of our product is that it is derived from a natural source and produces results that are comparable, or in some cases superior, to synthetic astaxanthin. Sold in bulk quantities as a powder, NatuRose sales accounted for 13%, 16% and 22% of net sales for the years ended March 31, 2006, 2005 and 2004, respectively.

In 1999, our natural astaxanthin product for the human nutrition market, BioAstin, was introduced. BioAstin sales accounted for 27%, 25% and 21% of net sales for the years ended March 31, 2006, 2005 and 2004, respectively. BioAstin is produced in three forms: a liquid lipid extract, gelcaps and microencapsulated “beadlets” with all three forms sold in bulk quantities.  BioAstin gelcaps are also sold in packaged consumer form under the Nutrex Hawaii label. A growing body of scientific literature is suggesting that the beneficial antioxidant properties of natural astaxanthin may surpass many of the antioxidant properties of vitamin C, vitamin E, beta-carotene and other carotenoids. Independent scientific studies indicate that in certain models, natural astaxanthin has up to 550 times the antioxidant activity of vitamin E and 10 times the antioxidant activity of beta-carotene.

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

Unlike Spirulina, astaxanthin is produced in a batch-mode and each cultivation pond must be completely drained and thoroughly cleaned between cycles. While the entire astaxanthin production cycle takes a total of four weeks, each stage of the four-step process is staggered and continuously feeds the next stage of cultivation. As a result, we are currently able to produce a new crop of astaxanthin from each of our 500,000 liter culture ponds approximately once per week.  Pond cultivation can be negatively impacted seasonally with shortened daylight hours and potential inclement weather in winter months.

Natural astaxanthin for human consumption is processed further utilizing a high-pressure extraction process. The resulting product is a lipid extract insoluble in water used for the production of gelcaps. This product can also be micro-encapsulated into “beadlets” which our customers use in other formulations. All natural astaxanthin products destined for human consumption undergo a prescribed set of microbiological food product tests to ensure safety and quality. The Company uses third party contractors for the extraction services, the production of gelcaps and the production of beadlets. Although these services are available only from a limited number of sources, we have the ability to use other parties if any of the current contractors become unavailable; however, there is no assurance that the pricing from a new contractor will be comparable to current negotiated pricing. In addition, a new contractor would have to pass the Company’s qualification process ensuring quality standards can be met or exceeded. If the pricing, for any of these services, significantly increases, this could have a material adverse effect on our business, financial condition and results of operations.

NatuRose is sold through a network of agents and distributors primarily to feed manufacturers and farmers in the aquaculture industry. Japan is one of our primary markets for the application of NatuRose in aquaculture and was a major factor in our decision to establish CJYK as a channel of distribution. In addition, NatuRose is sold to poultry feed formulators as a natural pigment for the yolk of chicken eggs and also to formulators of feeds for commercial breeding of high-value tropical fish. As our product is a natural astaxanthin, many of these formulators identify NatuRose by name as a component of their feed.

The animal nutrition astaxanthin market is currently dominated by Royal DSM of the Netherlands (“Royal DSM”). Royal DSM purchased F. Hoffmann-LaRoche’s division of vitamins and fine chemicals, including their synthetic astaxanthin operation, in 2003. NatuRose competes with the synthetic astaxanthin products derived from petrochemicals as well as other natural astaxanthin products derived from other natural sources such as Phaffia yeast and Paracoccus bacteria. Although synthetic astaxanthin has widespread use as a pigmentation source in commercial aquaculture, independent scientific analysis and feeding trials have shown that the molecular structure of the astaxanthin derived from the Haematococcus microalga more closely resembles the astaxanthin obtained naturally by fish in the wild. With the continued growth in the world aquaculture industry and the growing propensity towards “natural” alternatives, we believe NatuRose can compete against other products on the basis of its natural state, performance and price.

While the positive effects of astaxanthin in aquaculture have been recognized for years, the potential benefits of astaxanthin to human health are still emerging. As natural astaxanthin is one of the most potent and bioactive biological antioxidants found in nature, the number of potential roles of natural astaxanthin for human health is growing. Much research has been published in recent years on the beneficial roles of antioxidants in our health, in the aging process and on specific health conditions.  The full efficacy of BioAstin as a human nutraceutical supplement requires further significant clinical study. The Company, to contain costs, did not spend significant amounts on clinical trials over the past two fiscal years. Independent antioxidant research and prior clinical trials show promising human applications. The Company holds three United States patents relating to the usage of BioAstin in the treatment of Carpal Tunnel Syndrome, the treatment of canker/cold sores and for its use as a topical and oral sunscreen.

BioAstin is sold in liquid lipid form as a raw ingredient to dietary supplement manufacturers, health food formulators and cosmetic manufacturers and BioAstin gelcaps and beadlets are sold in bulk quantities to distributors. BioAstin gelcaps are also sold as a packaged consumer product through Nutrex Hawaii directly to natural product distributors, retailers and consumers. BioAstin competes directly with similar products marketed by other manufacturers including Fuji Chemical of Japan, Algatechnologies of Israel, and Valensa (formally U.S. Nutraceuticals), and Mera Pharmaceuticals in the United States. In the general category of nutritional supplements, BioAstin also competes with a variety of vitamins, dietary supplements and other antioxidant products available to consumers. The nutritional products market is highly competitive and includes international, national, regional and local producers and distributors, many of whom have greater resources than Cyanotech and many of whom offer a greater variety of products.

As of March 31, 2006, the backlog of orders for all Natural Astaxanthin products totaled approximately $257,000 and such orders are expected to be filled in the first quarter of fiscal 2007. Such backlogs at the end of fiscal 2005 and 2004 were $74,000 and $389,000, respectively.

Phycobiliprotein Products

The Company also produces phycobiliproteins for sale to the medical and biotechnology research industries. Phycobiliproteins are highly fluorescent pigments derived from microalgae. Their spectral properties make them useful as tags or markers in many kinds of biological assays, such as flow cytometry, fluorescence immunoassays and fluorescence microscopy. We do not anticipate that phycobiliproteins will represent a significant component of total sales in future periods.

Major Customers

Approximately $1,285,000 or 12% of net sales for the year ended March 31, 2006 were to Spirulina International B. V., a Spirulina marketing and distribution company based in the Netherlands.  Sales to this customer amounted to $1,130,000 or 10% of net sales for the fiscal year 2005 and $1,560,000 or 13% of net sales for the fiscal year 2004.  We believe that sales to this customer will continue to represent a significant portion of total net sales in future periods and any significant reduction in demand from this customer could have a material adverse effect on our business, financial condition and results of operations.

Research and Development

Cyanotech’s expertise is in the development of efficient, stable and cost-effective production systems for microalgal products. Our researchers investigate each specific microalga identified in the scientific literature for potentially marketable products and then strive to develop the technology to grow such microalgae on a commercial scale. Successful microalgal product development is highly uncertain and is dependent on numerous factors, many beyond the Company’s control. Products that appear promising in early phases of development may be found to be ineffective, may be uneconomical because of manufacturing costs or other factors, may be precluded from commercialization due to the proprietary rights of other companies, or may fail to receive necessary regulatory approvals.

The Company had research and development expenditures of $192,000, $257,000 and $149,000 in fiscal years 2006, 2005 and fiscal 2004, respectively. The Company reduced investment in scientific clinical trials during the first two quarters of fiscal 2006 as part of our effort to contain costs, but plans to increase investment in such trials in future periods.  Fiscal 2006 expenses included those for the initiation of clinical trials aimed at increasing production yields and improving the quality and stability of such products. The Company continues to explore customer sponsored research and development as a potential opportunity in the future. Amounts spent on customer-sponsored research were not material in each of the three years ended March 31, 2006.

Patents, Trademarks and Licenses

Cyanotech has received five United States patents:  two on aspects of our production methods and three relating to usage of our BioAstin products.  The Company views its proprietary rights as important, but believes that a loss of such rights is not likely to have a material adverse effect on the Company’s present business as a whole. The Company’s operations are not dependent upon any single trademark, although some trademarks are identified with a number of the Company’s products and are of importance in the sale and marketing of such products.

Regulations and Environmental Matters

In 2002, the Company was issued under the Endangered Species Act (“ESA”) an Incidental Take Permit (“ITP”) by the United States Department of Interior Fish and Wildlife Service (“FWS”).  The ESA defines “incidental take” as “incidental to, and not the purpose of, the carrying out of an otherwise lawful activity.”  This permit authorizes incidental take of the endangered Hawaiian stilt (Himantopus mexicanus knudseni) that is anticipated to occur as a result of ongoing operations and maintenance at the Company’s Kona facility.  As a mandatory component for the issuance of such permit, the Company submitted and maintains a Habitat Conservation Plan (“HCP”) to ensure that the effects of the permitted action on listed species are adequately minimized and mitigated.

The HCP called for the creation of a nesting and breeding ground for the Hawaiian stilt to offset any take activity.  The Company has complied with these requirements since 2002.  The breeding program was so successful that the increase in the Hawaiian stilt population in the area became a potential hazard for the adjacent State airport facility.  The Company disassembled the stilt habitat and is mitigating “take” by using standard non-lethal hazing devices to discourage nesting and breeding.

A requirement of the ITP is to provide insurance coverage for funding the project for the term of the ITP.  The Company’s insurance broker was unable to locate an underwriter who would provide such a bond. As permitted by law, the FWS waived this requirement recognizing that this HCP did not involve a significant capital expenditure. However, under Hawaii state law, no waiver provision is available.  In lieu of insurance, the Company provided a refundable deposit of approximately $89,000 to the State of Hawaii. In May 2006, this deposit was refunded to the Company.  The ITP, which expired on March 17, 2005, was renewed by the Company for an additional year. In October, 2005 the Company submitted a new ten-year HCP to the FWS and the State of Hawaii Division of Forestry and Wildlife (DOFAW). Because of high work loads at these government agencies, we have not received a new ITP but continue to operate under the conditions of the old ITP and HCP with concurrence from FWS and DOFAW. We expect a new ITP to be issued during fiscal 2007.

Employees

As of March 31, 2006, the Company employed 62 people on a full-time basis.  Of the total, 44 are involved in harvesting and production, 2 in research and development, and the remainder in sales, administration and support. Management believes that its relations with employees are good. We currently are experiencing some difficulty in attracting entry-level operations personnel due to increased wage competition for workers stemming from the growth in the State’s construction industry. None of our employees are subject to collective bargaining agreements.

Internet Information

Our Internet address is www.cyanotech.com. There we make available, free of charge, copies of Cyanotech documents, news releases and financial statements issued in the last 12 months. Included there are updated copies of the Company’s Code of Conduct and Ethics, the Nominating and Corporate Governance Committee Charter, and the Charter and Powers of the Audit Committee. The information found on our Web site, unless otherwise indicated, is not part of this or any other report we file with or furnish to the Securities and Exchange Commission. Spirulina Pacifica and BioAstin are sold directly online through the Company’s website, www.nutrex-hawaii.com, as well as through resellers in over 40 countries worldwide. Technical information for the Company’s phycobiliproteins products is available at www.phycobiliprotein.com. Corporate data, product information and charters of our Board committees are also available at www.cyanotech.com.

Item 1A. Risk Factors

You should carefully consider the risks described below which we believe are significant but not the only ones we face. Any of the following risks could have a material adverse effect on our business, financial condition and operating results. You should also refer to the other information contained in this report, including our financial statements and the related notes.

A Significant or Prolonged Economic Downturn Could Have a Material Adverse Effect on Our Results of Operations

Our results of operations are affected by the business activity of our customers who in turn are affected by the level of economic activity in the industries and markets that they serve. A decline in the level of business activity of our clients could have a material adverse effect on our revenues and profit margin.

Our Quarterly Operating Results May Vary From Quarter to Quarter, Which May Result in Increased Volatility of Our Share Price

We have experienced, and may in the future continue to experience, fluctuations in our quarterly operating results. These fluctuations could reduce the market price of our Common Stock. Factors that may cause our quarterly operating results to vary include, but are not limited to:

•       the business decisions of our customers regarding orders for our products;

•       increased energy costs;

•       increased raw material costs;

•       production difficulties;

•       weather-related cultivation difficulties;

•       contamination of our cultivation and production facilities;

•       the effect of weather on customer demand patterns;

•       the introduction of new products by us or our competitors;

•       changes in our pricing policies or those of our competitors;

•       seasonal trends in our customers’ buying patterns

•       changes in government regulation, both domestic and foreign;

•       fluctuation in foreign currency exchange rates;

•       global economic and political conditions and related risks, including acts of terrorism; and

•       other factors beyond our control.

A significant portion of our expense levels are relatively fixed and the timing of increases in expense levels is based in large part on our forecasts of future sales. If net sales are below expectations in any given period, the adverse impact on results of operations may be magnified by our inability to adjust expenses quickly enough to compensate for the sales shortfall.

Market Price for Our Common Stock Has Been Unpredictable; Potential Delisting.

On December 1, 2005 the Company received notice from Nasdaq that the bid price of the Company’s stock closed below the minimum $1.00 per share requirement for the last 30 consecutive business days as required by NASDAQ Marketplace Rule 4310(c)(4). However, the Company was provided 180 calendar days, or until May 30, 2006, to regain compliance by virtue of the bid price closing at $1.00 per share or more for a minimum of 10 days. Compliance was not demonstrated by May 30, 2006, but the Nasdaq staff determined and communicated to the Company in a letter dated May 31, 2006 that the Company:

“… met all initial inclusion criteria for The Nasdaq Capital Market set forth in Marketplace Rule 4310(c) (except for the bid price). As a result, the Company has been provided an additional 180 calendar day compliance period or until November 27, 2006 to regain compliance with respect to the bid price deficiency. Marketplace rule 4310(c)(8)(E) states that: Nasdaq may, in its discretion, require an issuer to maintain a bid price of at least $1.00 per share for a period in excess of ten consecutive business days, but generally no more than 20 consecutive business days, before determining that the issuer has demonstrated an ability to maintain long-term compliance. In determining whether to monitor bid price beyond ten business days, Nasdaq will consider the following four factors: (i) margin of compliance (the amount by which the price is above the $1.00 minimum standard); (ii) trading volume (a lack of trading volume may indicate a lack of bona fide market interest in the security at the posted bid price); (iii) the market maker montage (the number of market makers quoting at or above $1.00 and the size of their quotes); and, (iv) the trend of the stock price (is it up or down).”

Our Global Operations Expose Us to Complex Management, Foreign Currency, Legal, Tax and Economic Risks, Which We May Not Be Able to Address Adequately

We conduct business in a number of countries around the world. For the year ended March 31, 2006, approximately 52% of our net sales were from sales to foreign customers. As a result, we are subject to a number of risks which include, but are not limited to:

•       the burden of complying with a wide variety of national and local laws;

•       potentially longer payment cycles for foreign sales;

•       multiple and possibly overlapping and conflicting tax laws;

•       coordinating geographically separated locations;

•       restrictions (government and otherwise) on the movement of cash;

•       the absence in some jurisdictions of effective laws protecting our intellectual property rights;

•       changes in government regulations, both domestic and foreign;

•       global economic and political conditions and related risks, including acts of terrorism; and

•       fluctuations in foreign currency exchange rates.

Competition in Our Industry is Intense

The nutritional products market is highly competitive. In includes international, national, regional and local producers and distributors, many of whom have greater resources than Cyanotech and many of whom offer a greater variety of products. Increased competition in our industry could result in price reductions, reduced gross profit margin or loss of market share, any of which could have a material effect on our business, results of operations and financial condition.

Our Revenues Could Be Adversely Affected By the Loss of a Significant Customer or the Failure to Collect a Large Accounts Receivable

We have in the past derived, and may continue in the future to derive, a significant portion of our revenues from a relatively limited number of major customers. From quarter to quarter, revenues from one or more individual customers may exceed 10% of our revenues for the quarter. During the year ended March 31, 2006, sales to one customer, a European distributor of natural products, were approximately 12% of net sales. If sales to this customer or other such major customer decrease significantly, this may materially affect our results of operations. In addition, if we fail to collect large accounts receivable from such major customers, we could be subject to significant financial exposure.

If We Are Unable to Protect Our Intellectual Property Rights or if We Infringe Upon the Intellectual Property Rights of Others Our Business May Be Harmed

Cyanotech has received five United States patents:  two on aspects of our production methods and three for use of our BioAstin® products. Although we regard our proprietary technology, trade secrets, trademarks and similar intellectual property as important, we rely on a combination of trade secret, contract, patent, copyright and trademark law to establish and protect our rights in our products and technology. There can be no assurance that we will be able to protect our technology adequately or that competitors will not be able to develop similar technology independently. In addition, the laws of certain foreign countries may not protect the Company’s intellectual property rights to the same extent as the laws of the United States. Litigation in the United States or abroad may be necessary to enforce our patent or other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. Such litigation, even if successful, could result in substantial costs and diversion of resources and could have a material adverse effect on our business, results of operations and financial condition. Additionally, if any such claims are asserted against us, we may seek to obtain a license under the third party’s intellectual property rights. There can be no assurance, however, that a license would be available on terms acceptable or favorable to us, if at all.

We May Need to Raise Additional Capital in the Future Which May Not Be Available

At March 31, 2006, the Company’s working capital was $5,525,000. Cash equivalents and short-term investments at March 31, 2006 totaled $2,535,000. Our cash requirements will depend on numerous factors, including: demand for products; normal requirements to maintain and upgrade facilities and equipment; whether opportunities emerge in either new markets or in research and development activities; or, in the event we need to expand or contract our production or distribution infrastructure. We believe our current cash, cash equivalents and short-term investments, and cash provided from operations will be sufficient to meet our capital requirements for at least the next 12 months. If we need to raise additional funds, we may not be able to secure funding on acceptable terms, or not at all. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our then current stockholders may be reduced. If we raise additional funds through the issuance of convertible debt securities, or through additional debt or similar instruments, such securities, debt, or similar instruments could have rights senior to those of our common stockholders and such instruments could contain provisions restricting our operations. If adequate funds are not available to satisfy either short-term or long-term capital requirements, we may be required to limit operations with adverse results.

Our Insurance Liability Coverage is Limited

In the ordinary course of business, the Company purchases insurance coverages (e.g., property and liability coverages) to protect itself against loss of or damage to its properties and claims made by third parties and employees for property damage or personal injuries. However, the protection provided by such insurance is limited in significant respects and, in some instances, the Company has no coverage and certain of the Company’s insurance has substantial “deductibles” or has limits on the maximum amounts that may be recovered. For example, if a hurricane or other uninsured catastrophic natural disaster should occur, the Company may not be able to recover all facility restoration costs and revenues lost from business interruption. In addition, the Company maintains product liability insurance in limited amounts for all of its products involving human consumption; however, broader product liability coverage is prohibitively expensive. Insurers have also introduced new exclusions or limitations of coverage for claims related to certain perils including, but not limited to, mold and terrorism. If a series of losses occurred, such as from a series of lawsuits in the ordinary course of business each of which were subject to the deductible amount, or if the maximum limit of the available insurance were substantially exceeded, the Company could incur losses in amounts that would have a material adverse effect on its result of operations and financial condition.

Our Ability to Develop and Market New Products or Modify Existing Products and Production Methods May be Adversely Affected If we Lose the Services of or Cannot Replace Certain Employees Knowledgeable in Advanced Scientific and Other Fields

The Company’s products are derived from and depend on proprietary and non-proprietary processes and methods founded on advanced scientific knowledge, skills, and expertise. If the services of employees knowledgeable in these fields are lost and cannot be replaced in a reasonable time frame at reasonable costs, the Company’s ability to develop and market new products or modify existing products and production methods would be adversely impacted. At the same time, regulatory compliance surrounding the Company’s products and financial matters generally requires minimum levels of knowledge and expertise related to production, quality assurance, and financial control. If the Company loses the services or cannot reasonably replace employees who have the necessary knowledge and expertise the Company’s ability to remain in regulatory compliance could be adversely affected.

Item 2. Properties

The Company’s principal facility and corporate headquarters is located at the Natural Energy Laboratory of Hawaii Authority (“NELHA”) at Keahole Point in Kailua-Kona, Hawaii. It encompasses approximately 90 fully developed acres containing microalgal cultivation ponds, processing facilities, research and quality control laboratories, and sales and administrative offices. The property is leased from the State of Hawaii under a 30-year commercial lease expiring in 2025. We believe that there is sufficient available land at NELHA to meet anticipated needs if a revised NELHA lease can be negotiated with acceptable terms. Under the terms of the existing NELHA lease, the Company could be required to remove improvements at the end of the lease term. Based upon analysis pursuant to Statement of Financial Accounting Standards No. 143 and FASB Interpretation No. 47, we do not believe the projected cost for such removal to be material to the consolidated financial statements, or likely, given historical experience. However, conditions could change in the future. It is not possible to predict such changes or estimate any impact thereof.

The Company also rents warehouse space near NELHA and also in San Dimas, California and office space in Tokyo, Japan.

Item 3. Legal Proceedings

From time to time the Company may become party to lawsuits and claims that arise in the ordinary course of business relating to employment, intellectual property, and other matters. There were no significant legal matters outstanding at March 31, 2006.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of stockholders during the fourth quarter of fiscal 2006.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

The Company’s common stock is traded on the NASDAQ SmallCap Market under the symbol “CYAN”. The closing price of our common stock on such market at June 19, 2006 was $0.68. As of June 19, 2006, there were 20,928,265 registered holders of record of our common stock. The high and low selling prices as reported by the NASDAQ Stock Market were as follows:

Quarter Ended:	June 30	September 30	December 31	March 31
Fiscal 2006
Common stock price per share:
High	$1.24	$1.21	$1.06	$0.88
Low	$0.80	$0.73	$0.51	$0.55
Fiscal 2005
Common stock price per share:
High	$1.65	$1.85	$1.70	$1.53
Low	$1.10	$1.00	$1.10	$1.20

On December 1, 2005 the Company received notice from Nasdaq that the bid price of the Company’s stock closed below the minimum $1.00 per share requirement for the last 30 consecutive business days as required by NASDAQ Marketplace Rule 4310(c)(4). However, the Company was provided 180 calendar days, or until May 30, 2006, to regain compliance by virtue of the bid price closing at $1.00 per share or more for a minimum of 10 days. Compliance was not demonstrated by May 30, 2006, but the Nasdaq staff determined and communicated to the Company in a letter dated May 31, 2006 that the Company:

“… met all initial inclusion criteria for The Nasdaq Capital Market set forth in Marketplace Rule 4310(c) (except for the bid price). As a result, the Company has been provided an additional 180 calendar day compliance period or until November 27, 2006 to regain compliance with respect to the bid price deficiency. Marketplace rule 4310(c)(8)(E) states that: Nasdaq may, in its discretion, require an issuer to maintain a bid price of at least $1.00 per share for a period in excess of ten consecutive business days, but generally no more than 20 consecutive business days, before determining that the issuer has demonstrated an ability to maintain long-term compliance. In determining whether to monitor bid price beyond ten business days, Nasdaq will consider the following four factors: (i) margin of compliance (the amount by which the price is above the $1.00 minimum standard); (ii) trading volume (a lack of trading volume may indicate a lack of bona fide market interest in the security at the posted bid price); (iii) the market maker montage (the number of market makers quoting at or above $1.00 and the size of their quotes); and, (iv) the trend of the stock price (is it up or down).”

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

Item 6. Selected Financial Data

	Years ended March 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share data)
Results of Operations
Net sales	$11,131	$11,445	$11,582	$8,951	$8,235
Gross profit	3,299	3,818	3,940	2,895	1,562
Income (loss) from operations	(107)	562	729	(1,210)	(2,185)
Net income (loss)	(268)	486	399	(1,775)	(2,589)
Net income (loss) per common share—diluted	(0.01)	0.02	0.02	(0.10)	(0.15)
Selected Balance Sheet Data
Cash and investment securities	2,535	3,005	2,531	579	1,051
Working capital	5,525	5,102	4,083	2,352	1,008
Total assets	17,473	18,542	18,357	17,482	18,400
Long-term debt, excluding current maturities	1,387	1,743	2,093	3,694	2,765
Stockholders’ equity	14,817	15,080	14,440	12,273	13,191

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s consolidated financial statements and accompanying notes included in Part II. Item 8. Financial Statements and Supplementary Data. For a more comprehensive description of the Company’s products and markets for such products, see Part I. Item 1. Business.

Overview

Cyanotech Corporation’s core competency is cultivating and processing microalgae into high-value, high-quality natural products for the human and animal nutrition markets. Our products are sold in bulk quantities to manufacturers, formulators and distributors in the health foods, nutritional supplements and animal nutrition markets and as packaged consumer products to distributors, retailers, and direct consumer sales. The Company manufactures its products in Hawaii but markets them worldwide, generating 52%, 49% and 58% of its revenues outside of the United States for each of the years ended March 31, 2006, 2005 and 2004, respectively. Competing in a global marketplace, the Company is influenced by the general economic conditions of the countries in which its customers operate, including adherence to its customers’ local governmental regulations and requirements. The Company currently has no material foreign exchange exposure.

The Company reported a net loss of $268,000, or ($0.01) per diluted share for fiscal 2006 compared to net income of $486,000, or $0.02 per diluted share for fiscal 2005. Cash, cash equivalents and short-term investment balances at March 31, 2006 were $2,535,000, down $470,000 from a year ago. Working capital improved 8% to $5,525,000 at March 31, 2006 from working capital of $5,102,000 a year ago, primarily due to increased inventory balances and decreased accounts payable balances.

The following table details selected financial data highlighting three key areas (dollars in thousands):

	Year Ended March 31,
	2006	2005	2004
Net sales:
Spirulina products	$6,517	$6,626	$6,511
Natural astaxanthin products	4,370	4,672	4,933
Other products	244	147	138
	$11,131	$11,445	$11,582
Gross profit as a percentage of sales	30%	33%	34%
Operating expenses as a percentage of sales	31%	28%	28%

Net sales for fiscal 2006 were $11,131,000, or 3% lower than the $11,445,000 reported for the prior fiscal year. During fiscal 2006, the Company continued to experience a reduction of NatuRose sales to the worldwide aquaculture market due to reduced Sea Bream sales, growers using less natural astaxanthin in their feed, and heightened competition in other markets. We now feel that this condition is likely to persist. The Company has taken action to diversify its market for NatuRose in selected markets in Europe and new aquaculture markets in Japan. While we expect to experience the results of these efforts in the next fiscal year, there can be no guarantee that our efforts will expand the market for NatuRose. The Company’s emphasis is on first growing the market for its BioAstin products followed by market growth for NatuRose. The Company will continue to contain discretionary operating spending but may invest in focused expenditures particularly in advertising and clinical trials in the human nutrition and cosmetics markets. Externally, the Company is also working with industry-leading manufacturers in these markets to integrate BioAstin into their products. The Company intends to emphasize market acceptance of its natural astaxanthin products as increased competition from other producers of natural and synthetic astaxanthin may result in the decline of margins generated by its natural astaxanthin products.  Management cannot predict whether the outcomes of any of these strategies will be successful.

As depicted in the preceding table, the Company’s gross profit margin as a percentage of net sales decreased to 30% for the fiscal year ended March 31, 2006, down from 33% for fiscal 2005 and 34% for fiscal 2004. The decrease in gross margin between fiscal 2006 and 2005 was in part the result of production variances associated with decreased astaxanthin production in response to lower orders for NatuRose. In addition, the company experienced increased chemical (primarily nutrient) and electrical costs, with the latter also serving to increase the cost of water. The increase in chemical (primarily nutrient) costs is due to several factors including increased consumption due to weather and production variables as well as increased raw material prices. The decrease in gross profit margin percentage between fiscal 2005 and 2004 was primarily due to a change in sales mix stemming from reduced NatuRose Natural Astaxanthin sales. As noted in the preceding paragraph, the Company will continue to contain discretionary spending, and will take advantage of opportunities to minimize the use of raw materials, including chemicals and utilities.

Management expects the Company’s gross profit margin percentages to remain essentially consistent with the results reported for fiscal 2006; however there are many factors which could materially diminish gross profit. These include, but are not limited to, sales volume and mix, increases in the cost of raw materials and raw material freight costs, production volumes above and below normal capacity in response to customary production variables (such as weather) and significant changes in demand for the Company’s products. This includes the allocation of production resources, principally the factors impacting Astaxanthin and Spirulina biomass production levels and production rates based on the variables just mentioned.

To offset increased costs the Company continues to strive to increase production efficiencies in volume yield, potency, and quality consistent with the Company’s commitment to produce high-value, high-quality products. However, these efforts cannot be guaranteed to achieve the desired results.

Results of Operations

Revenues   Net sales for fiscal 2006 was $11,131,000, a 3% decrease from net sales of $11,445,000 in fiscal 2005 and a decrease of 4% from net sales of $11,582,000 reported in fiscal 2004. The following is a discussion of revenues by major product category.

Spirulina   The Company has been producing Spirulina Pacifica, a strain of Spirulina microalga, since 1985. Revenues generated from the Company’s Spirulina products are a significant portion of total revenues, amounting to $6,517,000, $6,626,000 and $6,511,000 for the years ended March 31, 2006, 2005 and 2004 respectively. Although the Company believes that Spirulina is a mature product in a highly competitive market, the dollar amount of revenues has remained relatively consistent over the three year period. As a percentage of total revenues, spirulina product sales represented 59% in 2006, 58% in 2005 and 56% in 2004 reflecting product mix changes. Approximately $1,285,000 or 12% of net sales for the year ended March 31, 2006 were to Spirulina International B. V., a Spirulina marketing and distribution company based in the Netherlands.  Sales to this customer amounted to $1,130,000 or 10% of net sales for the fiscal year 2005 and $1,560,000 or 13% of net sales for the fiscal year 2004.  We believe that sales to this customer will continue to represent a significant portion of total net sales in future periods and any significant reduction in demand from this customer could have a material adverse effect on our business, financial condition and results of operations.

The Company has experienced increased competition for its Spirulina products resulting from an increasing number of suppliers of Spirulina as well as from a larger portion of our sales coming from bulk product orders whose customers generally treat these products as commodities with price being the major determining factor driving their purchasing decision. We expect this competitive pricing pressure to continue in future periods and in response have focused on improving the quality of our Spirulina products in support of customers who demand higher quality raw materials for their formulations. However, fiscal 2006 Spirulina sales saw average unit prices decrease approximately 3% as compared to the prior year, with a slight increase in the number of units sold during the 2006 fiscal year. At March 31, 2006 our backlog of Spirulina orders decreased from the previous year by $213,000, due primarily to the timing of orders from our customers. In fiscal 2005, we had experienced an increase in average unit price of approximately 5% as compared to the prior year with a slight increase in the number of units sold.

Natural Astaxanthin   In fiscal 2006, the Company’s sales of its natural astaxanthin products were $4,370,000 a decrease of 6% from $4,672,000 in fiscal 2005, and a decrease of 11% from $4,933,000 in fiscal 2004. The decrease in natural astaxanthin sales were primarily due to decreased market demand for NatuRose in the Japan aquaculture market during fiscal 2006, which was partially offset by increased unit sales of higher-priced BioAstin into the human nutritional market. At March 31, 2006 our backlog of orders for all natural astaxanthin products was $257,000, an increase of $183,000 from that of a year ago. The Company believes that the findings of clinical trials undertaken in prior years and in this fiscal year by the Company, its customers and other unaffiliated parties, taken individually and on a cumulative basis, is generating  growing consumer awareness of the beneficial antioxidant and anti-inflammatory properties of astaxanthin. Validation of natural astaxanthin benefits identified in such scientific studies has helped to spur demand for our natural astaxanthin products in the human nutrition market and could provide the basis for proprietary intellectual property. The Company completed and issued reports on two positive scientific clinical trials on natural astaxanthin during fiscal 2006. One study demonstrated that natural astaxanthin could lower levels of C-Reactive Protein, an indicator of systemic inflammation and the second study showed that grip strength could be increased in those suffering from tennis elbow by consumption of natural astaxanthin.  The Company plans to continue expenditures on targeted scientific trials in the future in accordance with its strategy to increase sales of natural astaxanthin products.

Cost of Sales   Our cost of sales, as a percentage of net sales, was at 70%, 67% and 66% for fiscal years 2006, 2005, and 2004, respectively. Cost of sales includes the cost of nutrients and materials, direct labor and manufacturing overhead costs, and depreciation and amortization of production equipment, buildings and leasehold improvements specific to the production process.

The cost of sales percentage increased between fiscal 2006 and 2005 in part due to the result of production variances associated with decreased astaxanthin production in response to lower orders for NatuRose. In addition, the company experienced increased chemical (primarily nutrient) and electrical costs, with the latter also serving to increase the cost of water. The increase in chemical (primarily nutrient) costs is due to several factors including increased usage due to weather and production variables as well as increased raw material prices.

For fiscal 2007, with the rising cost of fuel oil, the Company could incur higher electrical utility costs dependent upon the regulated public utility’s ability to obtain approval for rate increases. If electrical utility costs were to double from fiscal 2006 costs, the Company estimates that the cost to manufacture its products could increase by as much as 15% above prior year costs.

Fresh water is critical for our natural astaxanthin production and while the Company has not experienced any constraint on fresh water availability, future availability could be negatively impacted by significant growth in the local population as well as by throughput constraints on the water delivery infrastructure owned by the County of Hawaii. Given the criticality of fresh water to our operations and the community, the Company recycles fresh water where possible and has developed additional water recycling systems during fiscal 2006 in its efforts to utilize fresh water efficiently.

For the production of BioAstin, the Company’s natural astaxanthin product for the human nutrition market, two third party contractors are utilized for the processes of extraction, and a sole third party contractor is utilized for each of the encapsulation (for gelcaps) and micro-encapsulation (for beadlets), Although these services are available only from a limited number of sources, we have the ability to use other parties if any of the current contractors become unavailable. If pricing for any of these services significantly increases, there could be a material adverse effect on our business, financial condition and results of operations. There have not been any significant changes in the cost of extraction or encapsulation services and none are now anticipated.

To offset increased costs, the Company seeks ways to increase production efficiencies in volume yield, potency, and quality consistent with the Company’s commitment to produce high-value, high-quality products. However, these efforts cannot be guaranteed to achieve the desired results.

The Company will adopt SFAS No. 151 effective April 1, 2006. The provisions of SFAS No. 151 “Inventory Costs—an amendment of Accounting Research Bulletin No. 43, Chapter 4” require that abnormal amounts of freight, handling costs and wasted material (spoilage) be recognized as current-period charges and fixed production overhead costs be allocated to inventory based on the normal capacity of production facilities. Normal capacity is defined as “the production expected to be achieved over a number of periods or seasons under normal circumstances, taking into account the loss of capacity resulting from planned maintenance.”  Companies will no longer be permitted to capitalize inventory costs on the balance sheet when the production defect rate varies significantly from the expected defect rate. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.

Adoption of the provisions of SFAS No. 151 is not expected to have a material impact on the Company’s future financial condition, results of operations, or liquidity. However, unforeseen changes in any of the factors surrounding the estimates imbedded in the determination of inventory values and cost of sales could have a material impact on cost of sales under SFAS No. 151. Such changes in factors and estimates include but are not limited to: production levels and capacity, changes in the prices paid for raw materials, supplies, and labor, changes in yield, potency, and quality of biomass, and changes in processing or production methods.

Gross Profit Margin   The Company’s gross profit margin as a percentage of net sales decreased to 30% for the fiscal year ending March 31, 2006, down from 33% for fiscal 2005 and 34% for fiscal 2004 as previously described.

Management expects the Company’s gross profit margin percentages to remain essentially consistent with the results reported for fiscal 2006; however there are many factors which could materially diminish gross profit. These include, but are not limited to, sales volume and mix, increases in the cost of raw materials and raw material freight costs, and production volumes above and below normal capacity in response to customary production variables (such as weather) and significant changes in demand for the Company’s products, and the allocation of production resources, principally the factors impacting Astaxanthin and Spirulina biomass production levels and rates based on the variabilities just mentioned.

Operating Expenses   Operating expenses as a percentage of net sales were 31% for fiscal 2006 and 28% for fiscal 2005 and 2004. During fiscal 2006, sales and marketing expenses and general and administrative expenses increased. These increases were partially offset by decreased research and development expenses. The Company is committed to ongoing cost containment aimed at controlling its level of operating expenses but may increase some discretionary spending in future periods as dictated by the needs of the business.  The following is a discussion of spending by functional areas.

Our research and development costs decreased to $192,000, down 25% from $257,000 in fiscal 2005 and up 29% from $149,000 in fiscal 2004.  The major expenditures in research and development were for initiation of new scientific clinical trials, costs related to product registration and work aimed at increasing production yields and continually improving the quality and stability of such products.

Our sales and marketing costs were $1,331,000, $1,202,000 and $1,239,000 in fiscal 2006, 2005 and 2004, respectively.  Fiscal 2006 expenses were 11% higher than in fiscal 2005 primarily due to increased advertising expenditures for bulk BioAstin and NatuRose products.

Our general and administrative costs were $1,883,000, $1,797,000 and $1,823,000 in fiscal 2006, 2005 and 2004, respectively. Compared to fiscal 2005, fiscal 2006 expenses increased by 5% due to increased personnel costs and increased regulatory compliance reporting costs. Fiscal 2005 expenses decreased from fiscal 2004 primarily due to elimination of a royalty payment obligation which ended in fiscal 2004, reduced contract services expenses and a reduction in bad debt expense, offset in part by increased personnel expenses.

The Company expects operating expense spending to remain consistent with or moderately increased from fiscal 2006 levels. Increases may be necessary in research and development as new opportunities arise. However, the Company will continue to seek additional leverage from customer supported research where and as practicable. Increases in sales and marketing expenses may become necessary as the Company seeks new and increased markets and market share. Whether sales and marketing expenses increase over fiscal year 2006 levels will be based on customer demand levels, customer response, and customer and market opportunities that may arise. Finally, as noted under general and administrative costs, the cost of regulatory compliance activities—including financial, international standards (ISO), US food and drug manufacturing practice (GMP), and other regulatory compliance areas—continue to increase. In addition, the Company must remain competitive in the labor market, and this may lead to further increases in general and administrative costs.

Other Expense   The following details the amounts included in other expense (dollars in thousands):

	2006	2005	2004
Interest expense on Term Loan Agreement(1)	$175	$158	$160
Interest expense on convertible debentures(2)	—	—	119
Other interest expense	5	5	7
Other income, net(3)	(36)	(46)	(31)
Total other expense	$144	$117	$255

(1)          The principal balance on the Term Loan was $1,751,000, $2,098,000 and $2,439,000 as of March 31, 2006, 2005 and 2004 respectively. The interest rate under the Term Loan is 1% above the prime rate.  The prime rate as of March 31, 2006, 2005 and 2004 was 7.25%, 5.25% and 4.0% respectively. Interest expense includes amortization of debt issue costs.

(2)          In December 2003, the convertible debentures were voluntarily converted into common stock (see Note 5 of Notes to Consolidated Financial Statements Part II. Item 8.).

(3)          Other income, net includes interest earned on certain cash and cash equivalents balances and gains arising from exchange rate fluctuations on transactions of the Company’s Japan subsidiary.

Income Taxes   For fiscal 2006, the Company recorded income tax expense of $17,000 primarily related to Hawaii State income taxes. For fiscal 2005, estimated Federal and Hawaii State income tax benefit of $68,000 was recorded partially offset by income taxes of $27,000 related to our Japan operations. For fiscal 2004, a provision for income taxes of $75,000 was recorded for taxes relating to our operations in Japan partially offset by a state tax refund. At March 31, 2006 the Company had Federal and Hawaii state net operating loss carryforwards of approximately $13,804,000 and $9,101,000, respectively. These net operating loss benefits have been fully reserved as their utilization is not assured.

Liquidity and Capital Resources

Financial Condition   At March 31, 2006, the Company’s working capital was $5,525,000 an increase of $423,000 compared to $5,102,000 at March 31, 2005. Cash equivalents and short-term investments at March 31, 2006 totaled $2,535,000 a decrease of $470,000 from $3,005,000 at March 31, 2005. The increase in working capital and decrease in cash and cash equivalents and short term investments are primarily due to increased inventory balances and decreased accounts payable balances. Working capital at March 31, 2004 was $4,083,000.

The Company has a Term Loan Agreement (“Term Loan”) with a lender providing up to $3.5 million in credit facilities, secured by substantially all the assets of the Company. The outstanding balance under the Term Loan as of March 31, 2006 is approximately $1,751,000. The Term Loan has a maturity date of May 1, 2010 and is payable in 120 equal monthly principal and interest payments of approximately $40,000. The interest rate under the Term Loan, in absence of a default under the agreement, is the prime rate, as defined, in effect as of the close of business on the first day of each calendar quarter, plus 1% (the prime rate was 7.25% at March 31, 2006). The Company is in compliance with all restrictive covenants of the Term Loan. The Company is prohibited by the Term Loan from declaring any cash dividends without the lender’s prior written consent. A $250,000 restricted cash deposit is held in an interest-bearing restricted cash account per the terms of the Term Loan and is included in Other Assets in the consolidated balance sheets at March 31, 2006 and 2005.

The following table presents the Company’s debt and lease obligations at March 31, 2006 (in thousands):

	Less Than 1 Year	1-3 Years	4-5 Years	After Years	Total
Term Loan	$364	$830	$557	$—	$1,751
Operating leases	234	417	299	2,183	3,133
Total	$598	$1,247	$856	$2,183	$4,884

Cash Flows   Our cash, cash equivalents and short-term investments were $2,535,000, $3,005,000 and $2,531,000 at March 31, 2006, 2005 and 2004, respectively. At March 31, 2006, $700,000 of this amount represents short-term investments in certificates of deposit.

During fiscal years 2006, 2005 and 2004, the Company generated cash from operating activities of $179,000, $1,328,000 and $1,966,000, respectively. Reduced cash from operations in fiscal year 2006 compared to fiscal year 2005 is primarily due to the net loss reported in fiscal 2006 of $268,000 compared to net income of $486,000 in fiscal year 2005 and $399,000 in fiscal year 2004. Additionally, in fiscal 2006 cash was used to reduce payables, both in the ordinary course of business and to take advantage of available supplier discounts, and to increase inventories. Cash generated from operations in 2005 reflected the Company’s profitability and improved collection of trade accounts receivable.

Net cash of $11,000 used in investing activities during fiscal 2006 was due to $311,000 of investment in equipment and leasehold improvements net of $300,000 generated from the maturity of short-term investments. In 2005, net cash of $1,649,000 was used in investing activities. This included $1,000,000 invested in short-term investments. Investments in equipment and leasehold improvements were $649,000 and $413,000 in fiscal years 2005 and 2004.  The capital expenditures for all periods presented pertained primarily to improvements in cultivation and processing facilities. For fiscal 2006, such expenditures continued to be aimed toward capital projects enhancing or maintaining our ability to respond to market demand. Depreciation and amortization expense was $1,321,000, $1,319,000 and $1,346,000 for the years ended March 31 2006, 2005 and 2004, respectively. For fiscal 2007 management expects to continue to invest in equipment upgrades and leasehold improvements tied to market requirements and production efficiency. These amounts are expected to aggregate up to $500,000 in fiscal 2007.

During fiscal 2006, cash used in financing activities amounted to $338,000, representing principal payments on long-term debt of $347,000, offset in part by proceeds from the exercise of stock options totaling $9,000. For fiscal 2005, financing activities used cash of $205,000, representing principal payments on long-term debt of $341,000, offset in part by proceeds from issuance of common stock and from the exercise of stock options and warrants totaling $136,000.  Fiscal 2004 financing activities provided cash of $399,000 consisted primarily of the following:  (1) net proceeds received from the exercise of warrants and stock options totaling $477,000 (2) the partial release of a restricted deposit held in connection with the Term Loan of $250,000 and (3) principal payments on long-term debt of $328,000.

Management expects liquidity in fiscal 2007 to be generated primarily from operating cash flows, but funds may also be generated through capital lease or debt sources if and when the use of such funding sources becomes beneficial. Management anticipates sufficient liquidity in fiscal 2007 to fund normal operations, capital expenditures, and debt service.

Variability of Results

The following selected quarterly financial data (unaudited) as of and for the periods presented highlights the significant fluctuations in operating results and financial condition that the Company has experienced in the past  three fiscal years (dollars in thousands):

	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Ended	March 31,	December 31,	September 30,	June 30,
Fiscal 2006:
Net sales	$3,252	$2,333	$2,517	$3,029
Cost of sales	2,180	1,712	1936	2,004
Operating expenses	853	857	879	817
Net income (loss)	194	(294)	(321)	153
Working capital	5,525	5,196	5,312	5,471
Fiscal 2005:
Net sales	$2,560	$3,180	$2,998	$2,707
Cost of sales	1,846	2,017	1,944	1,820
Operating expenses	804	845	881	726
Net income (loss)	(74)	326	121	113
Working capital	5,102	4,991	4,474	4,274
Fiscal 2004:
Net sales	$3,290	$3,024	$2,840	$2,428
Cost of sales	2,099	1,840	1,979	1,724
Operating expenses	736	892	829	754
Net income (loss)	441	109	(10)	(141)
Working capital	4,083	3,141	2,921	2,436

The Company’s results of operations and financial condition can be affected by numerous factors, many of which are beyond its control and could cause future results of operations to fluctuate materially as it has in the past. Future operating results may fluctuate as a result of changes in sales volumes to our largest customers, weather patterns, increased competition, increased materials, nutrient and energy costs, foreign currency exchange fluctuations, governmental regulations and other factors beyond our control. In addition, the Company maintains product liability insurance only in limited amounts for products involving human consumption because broader product liability coverage is cost prohibitive.

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

Effect of Recently Issued Accounting Standards and Estimates

In December 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (Revised 2004) (SFAS No. 123R), “Share-Based Payment”, which is a revision of FASB Statement No. 123 “Accounting for Stock-Based Compensation.”  SFAS No. 123R requires an entity to measure the cost of employee services received in exchange for an award. If an award vests or becomes exercisable based on the achievement of a condition other than service, performance or market condition, the award is liability-classified. Liability-classified awards are remeasured to fair value at each balance sheet date until the award is settled. Equity-classified awards, including grants of employee stock options, are measured at the grant-date fair value of the award and are not subsequently remeasured. The cost of equity-classified awards is recognized in the income statement over the period during which an employee is required to provide the service in exchange for the award. Currently the company accounts for its employee and non-employee director stock options under the intrinsic value provision of APB Opinion No. 25.  The Company is required to adopt the provisions for SFAS No. 123R as of the beginning of the first annual reporting period that begins after June 15, 2005, although earlier adoption is permitted.  Management has elected to adopt the provisions of SFAS No. 123R, “Share-Based Payment,” for its share-based compensation plans effective April 1, 2006 using the Modified Prospective method of accounting.

In November 2004, the FASB issued SFAS No. 151 “Inventory Costs—an amendment of Accounting Research Bulletin No. 43, Chapter 4”. SFAS No. 151 requires that abnormal amounts of freight, handling costs and wasted material (spoilage) be recognized as current-period charges and fixed production overhead costs be allocated to inventory based on the normal capacity of production facilities. Normal capacity is defined as “the production expected to be achieved over a number of periods or seasons under normal circumstances, taking into account the loss of capacity resulting from planned maintenance.”  Companies will no longer be permitted to capitalize inventory costs on the balance sheet when the production defect rate varies significantly from the expected defect rate. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  The Company will adopt SFAS No. 151 effective April 1, 2006. Adoption of the provisions of SFAS No. 151 is not expected to have a material impact on the Company’s financial condition, results of operations, or liquidity. However, unforeseen changes in any of the factors surrounding the estimates imbedded in the determination of inventory values and cost of sales could have a material impact on cost of sales under SFAS No. 151. Such changes in factors and estimates include but are not limited to: production levels and capacity, changes in the prices paid for raw materials, supplies, and labor, changes in yield, potency, and quality of biomass, and changes in processing or production methods

In December 2004, the FASB issued SFAS No. 153, “Exchange of Nonmonetary Assets, an amendment of APB Opinion No. 29, ‘Accounting for Nonmonetary Transactions.’”  SFAS No. 153 is based on the principle that exchange of nonmonetary assets should be measured based on the fair market value of the assets exchanged. SFAS No. 153 eliminates the exception of nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges in fiscal periods beginning after June 15, 2005. The Company will adopt SFAS No. 153 effective April 1, 2006. Adoption of the provisions of SFAS No. 153 is not expected to have a material impact on the Company’s financial condition, results of operations, or liquidity.

In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143.”  FIN 47 clarifies that the term “conditional asset retirement obligation” as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company adopted the provisions of FIN 47 effective April 2005. Adoption of the provisions of FIN 47 had no material impact on the Company’s financial condition, results of operations or liquidity.

On March 29, 2005, the Securities and Exchange Commission (SEC) staff issued Staff Accounting Bulletin No. 107, “Share-Based Payment” (SAB No. 107), which expressed the SEC staff’s views on SFAS No. 123R, but did not modify any of SFAS No. 123R’s provisions. The views expressed by the SEC in SAB No. 107 in conjunction with its assessment of SFAS No. 123R are, for this Company’s purposes, consistent with the requirements of SFAS No. 123R which the Company will, as explained above, adopt effective April 1, 2006.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.”  SFAS No. 154 requires retrospective application for voluntary changes in accounting principle unless it is impracticable to do so. In addition, indirect effects of a change in accounting principle should be recognized in the period of the accounting change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will adopt SFAS No. 154 effective April 1, 2006. The impact of adopting SFAS No. 154 cannot be determined.

Application of Critical Accounting Policies and Estimates

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with those accounting principles requires management to make judgments and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The Company regularly re-evaluates its judgments and estimates which are based upon historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The Company believes that of its significant accounting policies, policies that may involve a higher degree of judgment and complexity are inventory valuations, valuation of equipment and leasehold improvements and long-lived assets, and income taxes.

The Company recognizes revenues when goods are shipped (FOB shipping point) and when significant risks and benefits of ownership are transferred.

The Company is required to state inventories at the lower of cost or market. Cost is defined as the sum of the applicable expenditures and charges directly or indirectly incurred in bringing inventories to their existing condition and location. Cost for inventory purposes may be determined under any one of several assumptions as to the flow of cost factors, such as first-in, first-out; average cost; and last-in, first-out. Our inventories are stated at the lower of cost, which approximates first-in, first-out, or market. Inventory values are subject to many critical estimates, and unforeseen changes in any of the factors surrounding the estimates imbedded in the determination of inventory values and cost of sales could have a material impact on the Company’s results. Such changes in factors and estimates include but are not limited to: production levels and capacity, changes in the prices paid for raw materials, supplies, and labor, changes in yield, potency, and quality of biomass, changes in processing or production methods, and changes in the carrying value of our inventories resulting from the prices our customers are willing to pay for our products.

Equipment and leasehold improvements are reported at cost. Self-constructed leasehold improvements include design, construction and supervision costs. These costs are recorded in construction in progress and are transferred to equipment and leasehold improvements when construction is completed and the facilities are placed in service. If the Company experiences impairment to its equipment or leasehold improvement, we would account for the impairment in accordance with SFAS No. 144. Pursuant to SFAS No. 144, long-lived assets, such as property, plant and equipment and purchased intangibles subject to amortization shall be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized to the extent that the carrying amount exceeds the asset’s fair value. The development of estimated future cash flows includes many significant assumptions which are subject to change.

Income taxes are accounted for under the asset and liability method. The asset and liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be recovered or settled. The Company records a valuation allowance to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. Judgment is required in assessing the need for the valuation allowance. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Should the Company generate sustained taxable income in the future, management may conclude that a portion or all of the existing valuation allowance is no longer required.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We have never entered into any transactions using derivative financial instruments or derivative commodity instruments and believe that our exposure to market risk associated with other financial instruments is not material.

We have a term loan agreement which adjusts quarterly based on the prime rate. As such we are exposed to the interest rate risk whereby a 1% increase in the prime rate would lead to an increase of approximately $16,000 in interest expense for the year ending March 31, 2007 (based on March 31, 2006 amounts outstanding).

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Cyanotech Corporation:

We have audited the accompanying consolidated balance sheets of Cyanotech Corporation and subsidiaries (the Company) as of March 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended March 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cyanotech Corporation and subsidiaries as of March 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2006, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Honolulu, Hawaii
June 16, 2006

CYANOTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
March 31, 2006 and 2005

	2006	2005
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$1,835	$2,005
Short-term investments	700	1,000
Accounts receivable, net of allowance for doubtful accounts of $25 in 2006 and $46 in 2005	2,209	2,069
Refundable income taxes	16	97
Inventories	1,935	1,565
Prepaid expenses and other current assets	99	85
Total current assets	6,794	6,821
Equipment and leasehold improvements, net	10,164	11,174
Other assets	515	547
Total assets	$17,473	$18,542
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$364	$355
Accounts payable	485	977
Accrued expenses	420	387
Total current liabilities	1,269	1,719
Long-term debt, excluding current maturities	1,387	1,743
Total liabilities	2,656	3,462
Stockholders’ equity:
Common stock of $.005 par value, authorized 30,000,000 shares; issued and outstanding 20,928,265 shares for 2006 and 20,896,265 shares for 2005	105	104
Additional paid-in capital	27,330	27,298
Accumulated other comprehensive income (loss)—foreign currency translation adjustments	(1)	27
Accumulated deficit	(12,617)	(12,349)
Total stockholders’ equity	14,817	15,080
Total liabilities and stockholders’ equity	$17,473	$18,542

See accompanying notes to consolidated financial statements.

CYANOTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended March 31, 2006, 2005 and 2004

	2006	2005	2004
	(in thousands, except per share data)
Net sales	$11,131	$11,445	$11,582
Cost of sales	7,832	7,627	7,642
Gross profit	3,299	3,818	3,940
Operating expenses:
Research and development	192	257	149
Sales and marketing	1,331	1,202	1,239
General and administrative	1,883	1,797	1,823
Total operating expense	3,406	3,256	3,211
Income (loss) from operations	(107)	562	729
Other income (expense):
Interest income	46	31	6
Interest expense	(180)	(163)	(286)
Other income (expense), net	(10)	15	25
Total other expense, net	(144)	(117)	(255)
Income (loss) before income taxes	(251)	445	474
Income tax expense (benefit)	17	(41)	75
Net income (loss)	$(268)	$486	$399
Net income (loss) per share:
Basic	$(0.01)	$0.02	$0.02
Diluted	$(0.01)	$0.02	$0.02
Shares used in calculation of net income (loss) per share:
Basic	20,904	20,784	18,971
Diluted	20,904	20,979	19,111

See accompanying notes to consolidated financial statements.

CYANOTECH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (LOSS)

Years ended March 31, 2006, 2005 and 2004

						Accumulated
	Common		Additional		Comprehensive	Other	Total
	Stock	Common	Paid-in	Accumulated	Income	Comprehensive	Stockholders’
	Shares	Stock	Capital	Deficit	(Loss)	Income (Loss)	Equity
	(in thousands, except share data)
Balances at March 31, 2003	18,316,701	$92	$25,418	$(13,234)	$—	$(3)	$12,273
Conversion of debentures to common stock	1,923,076	10	1,240	—	—	—	1,250
Issuances of common stock for:
Exercise of stock options for cash	45,800	—	43	—	—	—	43
Exercise of warrants for cash, net of costs $19	429,234	2	451	—	—	—	453
Third party services, at fair value	10,000	—	5	—	—	—	5
Non-employee directors’ services, at fair value	6,000	—	3	—	—	—	3
Common stock purchased at fair value and cancelled	(16,565)	—	(19)	—	—	—	(19)
Comprehensive income:
Net income	—	—	—	399	399	—	399
Other comprehensive income—foreign currency translation adjustments	—	—	—	—	33	33	33
Comprehensive income	—	—	—	—	432	—	—
Balances at March 31, 2004	20,714,246	104	27,141	(12,835)	—	30	14,440
Issuances of common stock for:
Exercise of stock options for cash	36,019	—	32	—	—	—	32
Exercise of warrants for cash	132,000	—	104	—	—	—	104
Non-employee directors’ services, at fair value	14,000	—	15	—	—	—	15
Issuance of stock options for third party services, at fair value	—	—	6	—	—	—	6
Comprehensive income:
Net income	—	—	—	486	486	—	486
Other comprehensive loss—foreign currency translation adjustments	—	—	—	—	(3)	(3)	(3)
Comprehensive income	—	—	—	—	483	—	—
Balances at March 31, 2005	20,896,265	104	27,298	(12,349)	—	27	15,080
Issuances of common stock for:
Exercise of stock options for cash	14,500	1	8	—	—	—	9
Non-employee directors’ services, at fair value	17,500	—	14	—	—	—	14
Compensation expense for accelerated vesting of stock options	—	—	10	—	—	—	10
Comprehensive loss:
Net loss	—	—	—	(268)	(268)	—	(268)
Other comprehensive loss—foreign currency translation adjustments	—	—	—	—	(28)	(28)	(28)
Comprehensive loss	—	—	—	—	(296)	—	—
Balances at March 31, 2006	20,928,265	$105	$27,330	$(12,617)	$—	$(1)	$14,817

See accompanying notes to consolidated financial statements.

CYANOTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended March 31, 2006, 2005 and 2004

	2006	2005	2004
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(268)	$486	$399
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	1,321	1,319	1,346
Amortization of debt issue costs and other assets	37	27	65
Issuance of common stock and stock options in exchange for services	14	21	8
Compensation expense for accelerated vesting of stock options	10	—	—
Provision for (reduction of) allowance for doubtful accounts	(8)	50	36
Net (increase) decrease in assets:
Accounts receivable	(132)	92	(408)
Refundable income taxes	81	(86)	(2)
Inventories	(370)	(466)	301
Prepaid expenses and other assets	(47)	(1)	(65)
Net increase (decrease) in liabilities:
Accounts payable	(492)	103	71
Accrued expenses	33	(217)	215
Net cash provided by operating activities	179	1,328	1,966
CASH FLOWS FROM INVESTING ACTIVITIES:
(Purchase) Maturity of short-term investments	300	(1,000)	—
Investment in equipment and leasehold improvements	(311)	(649)	(413)
Net cash used in investing activities	(11)	(1,649)	(413)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock and exercise of stock options
and warrants, net of issuance costs	9	136	477
Release of restricted cash deposit	—	—	250
Principal payments on long-term debt	(347)	(341)	(328)
Net cash provided by (used in) financing activities	(338)	(205)	399
Net increase (decrease) in cash and cash equivalents	(170)	(526)	1,952
Cash and cash equivalents at beginning of year	2,005	2,531	579
Cash and cash equivalents at end of year	$1,835	$2,005	$2,531
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$148	$132	$260
Income taxes	$—	$178	$17
Supplemental disclosure of non-cash financing activities:
Conversion of debentures to common stock	$—	$—	$1,250

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 Description of Business and Summary of Accounting Policies

Description of Business

Cyanotech Corporation (the Company) cultivates and produces high-value, high-quality natural products derived from microalgae. The Company currently cultivates, on a large-scale basis, two microalgal species from which its two major product lines are derived. The Company is currently producing microalgal products for the nutritional supplement, animal feed/pigments and immunological diagnostics markets. The Company manufactures all of its products in the United States and sells its products worldwide. As the Company’s operations are solely related to microalgae-based products, management of the Company considers its operations to be in one industry segment. Correspondingly, the Company records revenue and cost of sales information by product category but does not record operating expenses by such product category.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Cyanotech Corporation and its wholly owned subsidiaries, Nutrex Hawaii, Inc. (“Nutrex Hawaii” or “Nutrex”) and Cyanotech Japan YK (“Cyanotech Japan” or “CJYK”). All significant intercompany balances and transactions have been eliminated in consolidation.

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

Foreign Currency Translation and Risk

The Japanese Yen is the functional currency for Cyanotech Japan. As such, Cyanotech Japan’s assets and liabilities are translated at the exchange rate on the balance sheet date and revenues and expenses are translated at average rates of exchange prevailing during the year. Translation adjustments are charged or credited to accumulated other comprehensive income (loss) in stockholders’ equity. Certain transactions for Cyanotech Japan are exposed to foreign currency risk. The Company actively monitors and manages the balances subject to foreign currency risk. Currently, we do not hedge any of our foreign currency risk through the use of derivative financial instruments.

Financial Instruments

Cash and cash equivalents consist of cash and highly liquid debt instruments such as commercial paper and certificates of deposit with maturities of three months or less from the date of purchase. Short-term investments are certificates of deposits maturing between three and nine months from the purchase date and are stated at cost. Interest earned on short-term investments is deposited monthly into an accessible cash account and is therefore classified as cash and cash equivalents. The Company’s practice is to invest cash with financial institutions that have acceptable credit ratings and to limit the amount of credit exposure to any one financial institution.

Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosures About Fair Value of Financial Instruments,” defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. Management applies the following methods and assumptions in estimating the fair value of each class of financial instruments for all periods presented.

Cash and Cash Equivalents, Short-Term Investments, Accounts Receivable and Accounts Payable   Due to the short-term nature of these instruments, management believes that the carrying amounts approximate fair value.

Long-Term Debt   The carrying amount of long-term debt approximates fair value as interest rates applied to the underlying debt are adjusted quarterly to market interest rates which approximates current interest rates for similar debt instruments of comparable maturities.

Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not accrue interest. The allowance for doubtful accounts reflects management’s best estimate of probable credit losses inherent in the accounts receivable balance. The Company determines the allowance based on historical experience, specifically identified nonpaying accounts and other currently available evidence. The Company reviews its allowance for doubtful accounts monthly with focus on significant individual past due balances over 90 days. All other balances are reviewed on a pooled basis. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers.

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

The Company accounts for impairment of its equipment or leasehold improvements in accordance with SFAS No. 144. Pursuant to SFAS No. 144, long-lived assets, such as property, plant and equipment and purchased intangibles subject to amortization shall be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized to the extent that the carrying amount exceeds the asset’s fair value.

Assets to be disposed of and related liabilities would be separately presented in the consolidated balance sheet. Assets to be disposed of would be reported at the lower of the carrying value or fair value less costs to sell and would not be depreciated.

SFAS No. 143 “Accounting for Asset Retirement Obligations” requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs would be capitalized as part of the carrying amount of the long-lived asset and depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement.

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

Stock Option Plans

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principle Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations, in accounting for its fixed plan stock options issued to employees, including non-employee directors. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. The Company applies the fair value-based method of accounting prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation”, and Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” in accounting for its fixed plan stock options issued to outside third parties other than non-employee directors. As such, expenses representing the fair value of stock-based awards on the date of grant are recognized over the vesting period.

As allowed by SFAS No. 123, for the fiscal year ended March 31, 2006 the Company has elected to continue to apply the intrinsic value-based method of accounting for employee based stock options and adopted only the disclosure requirements of SFAS No. 123.

On March 23, 2006, in response to SFAS No. 123(R), the Compensation and Stock Option Committee of the Company’s Board of Directors approved accelerating the vesting of all outstanding unvested employee incentive stock options under the provisions of APB Opinion No. 25, and related interpretations. Options held by non-employees and directors were not included in the vesting acceleration since all such options were already fully vested. The decision to accelerate vesting of all outstanding unvested employee incentive stock options was made to avoid recognizing, pursuant to the Company’s April 1, 2006 adoption of SFAS No. 123(R), the non-cash compensation cost related to unvested Employee Incentive Stock Options. These would otherwise have been unvested as of March 31, 2006 and would have been reflected as a non-cash expense in future statements of operations.

Due to the Company having fewer than 100 employees, it was deemed prudent to accelerate the vesting of all outstanding employee incentive stock options as noted above. This resulted in the company recognizing non-cash compensation expense of approximately $10,000 for the year ended March 31, 2006, representing the estimated benefit of accelerated vesting for those unvested incentive options with exercise prices less than the fair market value of the Company’s stock on March 23, 2006. It is estimated that the total future compensation expense that will be avoided in future years is approximately $78,000, before tax, based on the March 23, 2006 acceleration date. The foregoing amount would have primarily impacted fiscal years ending March 31, 2007 through March 31, 2009.

Due to the Company’s tax net operating loss carry forward position, no tax benefits are received or are expected to be received over the remaining life of the 2005 Stock Plan. Accordingly, Stock Plan amounts are the same both before and after tax.

At the effective vesting acceleration date of March 23, 2006, there were 20,000 unvested employee incentive stock options outstanding under the company’s 1995 and 2005 Stock Plans, and 162,855 unvested employee incentive stock options outstanding under the company’s 1994 and 2004 Stock Plans. Of the outstanding incentive stock options, 76,492 had exercise prices which were greater than the $0.68 per share fair market value of the Company’s common stock on March 23, 2006. The remaining 106,363 options had exercise prices less than or equal to the $0.68 fair market value of the Company’s stock on March 23, 2006. As of the effective vesting acceleration date, exercise prices were $1.10 per incentive option for the 76,492 options with exercise prices greater than $0.68, and ranging from $0.50 to $0.65 per incentive option for the 106,363 options with exercise prices less than or equal to $0.68.

The following table illustrates the effect on net income (loss) and net income (loss) per common share if the Company had applied the fair-value method under SFAS No. 123 to its employee stock options:

	2006	2005	2004
	(in thousands, except per share amounts)
Net income (loss), as reported	$(268)	$486	$399
Reverse accelerated vesting expense recognized under intrinsic value method	10	—	—
Deduct stock-based employee compensation expense determined under fair-value method for all awards(1)	(135)	(90)	(82)
Pro forma net income (loss)	$(393)	$396	$317
Net income (loss) per common share
—Basic and Diluted:
As reported	$(0.01)	$0.02	$0.02
Pro forma	$(0.02)	$0.02	$0.02

(1)          For the year ended March 31, 2006, the amount includes the impact of accelerated vesting of unvested employee stock options on March 23, 2006 amounting to $78,000.

New Accounting Pronouncements

In December 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (Revised 2004) (SFAS No. 123R), “Share-Based Payment”, which is a revision of FASB Statement No. 123 “Accounting for Stock-Based Compensation.” SFAS No. 123R requires an entity to measure the cost of employee services received in exchange for an award. If an award vests or becomes exercisable based on the achievement of a condition other than service, performance or market condition, the award is liability-classified. Liability-classified awards are remeasured to fair value at each balance sheet date until the award is settled. Equity-classified awards, including grants of employee stock options, are measured at the grant-date fair value of the award and are not subsequently remeasured. The cost of equity-classified awards is recognized in the income statement over the period during which an employee is required to provide the service in exchange for the award. Currently the company accounts for its employee and non-employee director stock options under the intrinsic value provision of APB Opinion No. 25. The Company is required to adopt the provisions for SFAS No. 123R as of the beginning of the first annual reporting period that begins after June 15, 2005, although earlier adoption is permitted. Management has elected to adopt the provisions of SFAS No. 123R, “Share-Based Payment,” for its share-based compensation plans effective April 1, 2006 using the Modified Prospective method of accounting.

SFAS No. 123R offers several alternatives for implementation, among them the Modified Prospective Method of accounting for compensation costs related to “Share Based Payments.” In the Company’s case its Employee Incentive Options are “plain vanilla,” as defined by the SEC in SAB No. 107, normally vesting over a five year period and exercisable under the terms of the Company’s Stock Plan up to ten years from date of grant. The Company has determined that a Black-Scholes-Merton model will be most reflective of the fair value of option grants. The Company’s methodology will incorporate volatility measurements derived from the actual trading history of the Company’s publicly traded shares and will incorporate exercise, forfeiture, and other required measurements derived from actual results.

Because the Company’s future Employee Incentive Stock Options are expected to be “plain vanilla” in the same sense the term is used by the SEC in SAB No. 107, they will be reflected only in the Company’s Equity and Compensation Expense accounts. At present the Company does not have any unvested Employee Incentive Stock Options subject to measurement and recording under the requirements of SFAS No. 123R, “Share-Based Payment.” If Stock Options are granted in the future the impact on the Company’s compensation expense and net income will depend on many variables, and assumptions, including those previously discussed. Because there are no unvested employee incentive options as of April 1, 2006 the Company does not expect to record any share-based payment expense for currently outstanding employee incentive options in fiscal 2007. Future employee incentive options, if granted, will be recognized and expensed under the provisions of SFAS No. 123R

In November 2004, the FASB issued SFAS No. 151 “Inventory Costs—an amendment of Accounting Research Bulletin No. 43, Chapter 4”. SFAS No. 151 requires that abnormal amounts of freight, handling costs and wasted material (spoilage) be recognized as current-period charges and fixed production overhead costs be allocated to inventory based on the normal capacity of production facilities. Normal capacity is defined as “the production expected to be achieved over a number of periods or seasons under normal circumstances, taking into account the loss of capacity resulting from planned maintenance.” Companies will no longer be permitted to capitalize inventory costs on the balance sheet when the production defect rate varies significantly from the expected defect rate. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company will adopt SFAS No. 151 effective April 1, 2006. Adoption of the provisions of SFAS No. 151 is not expected to have a material impact on the Company’s financial condition, results of operations, or liquidity. However, unforeseen changes in any of the factors surrounding the estimates imbedded in the determination of inventory values and cost of sales could have a material impact on cost of sales under SFAS No. 151. Such changes in factors and estimates include but are not limited to: production levels and capacity, changes in the prices paid for raw materials, supplies, and labor, changes in yield, potency, and quality of biomass, and changes in processing or production methods.

In December 2004, the FASB issued SFAS No. 153, “Exchange of Nonmonetary Assets, an amendment of APB Opinion No. 29, ‘Accounting for Nonmonetary Transactions.’” SFAS No. 153 is based on the principle that exchange of nonmonetary assets should be measured based on the fair market value of the assets exchanged. SFAS No. 153 eliminates the exception of nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges in fiscal periods beginning after June 15, 2005. The Company will adopt SFAS No. 153 effective April 1, 2006. Adoption of the provisions of SFAS No. 153 is not expected to have a material impact on the Company’s financial condition, results of operations, or liquidity.

In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143.” FIN 47 clarifies that the term “conditional asset retirement obligation” as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company adopted the provisions of FIN 47 effective April 2005. Adoption of the provisions of FIN 47 had no material impact on the Company’s financial condition, results of operations or liquidity.

On March 29, 2005, the Securities and Exchange Commission (SEC) staff issued Staff Accounting Bulletin No. 107, “Share-Based Payment” (SAB No. 107), which expressed the SEC staff’s views on SFAS No. 123R, but did not modify any of SFAS No. 123R’s provisions. . The views expressed by the SEC in SAB No. 107 in conjunction with its assessment of SFAS No. 123R are, for this Company’s purposes, consistent with the requirements of SFAS No. 123R which the Company will, as explained above, adopt effective April 1, 2006.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 requires retrospective application for voluntary changes in accounting principle unless it is impracticable to do so. In addition, indirect effects of a change in accounting principle should be recognized in the period of the accounting change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will adopt SFAS No. 154 effective April 1, 2006. The impact of adopting SFAS No. 154 cannot be determined.

Note 2 Inventories

Inventories consist of the following as of March 31, 2006 and 2005:

	2006	2005
	(in thousands)
Raw materials	$228	$246
Work in process	260	243
Finished goods	1,323	957
Supplies	124	119
	$1,935	$1,565

Note 3 Equipment and Leasehold Improvements, Net

Equipment and leasehold improvements consists of the following as of March 31, 2006 and 2005:

	2006	2005
	(in thousands)
Equipment	$10,461	$10,241
Leasehold improvements	14,642	14,603
Furniture and fixtures	86	86
	25,189	24,930
Less accumulated depreciation and amortization	(15,327)	(14,006)
Construction in-progress	302	250
	$10,164	$11,174

Note 4 Accrued Expenses

Components of accrued expenses as of March 31, 2006 and 2005 are as follows:

	2006	2005
	(in thousands)
Wages, commissions and royalties	$181	$158
Professional fees	104	—
Freight	26	88
Other accrued expenses	109	141
	$420	$387

Note 5 Long-Term Debt

Long-term debt consists of the following as of March 31, 2006 and 2005:

	2006	2005
	(in thousands)
Term loan	$1,751	$2,098
Less current maturities	(364)	(355)
Long-term debt, excluding current maturities	$1,387	$1,743

At March 31, 2006, the aggregate maturities of long-term debt are as follows:

Year ending March 31:	(in thousands)
2007	$364
2008	397
2009	434
2010	474
2011	82
$1,751

Term Loan Agreement

In April 2000, the Company executed a Term Loan Agreement (“Term Loan”) with a lender providing for $3.5 million in aggregate credit facilities, secured by the Company’s assets. The Term Loan has a maturity date of May 1, 2010 and is payable in 120 equal monthly principal and interest payments. The interest rate under this Term Loan, in the absence of a default under the agreement, is the prime rate, in effect as of the close of business on the first day of each calendar quarter, plus 1%. As of March 31, 2006 and 2005, the prime rate was 7.25% and 5.25%, respectively. The Company is in compliance with all restrictive covenants of the Term Loan as of March 31, 2006. The Company is prohibited from declaring any common stock dividends without the lender’s prior written consent. A warrant to purchase 20,000 shares of the Company’s common stock was issued in conjunction with this Term Loan. The warrant expires in April 2011 and has an exercise price of $2.55 per share. The warrant may only be exercised after the Company has repaid the Term Loan in full.

Of the loan proceeds, $500,000 had been deposited in an interest-bearing restricted cash account per the terms of the Term Loan. In July 2003, the Company received $250,000 of cash previously held as a restricted deposit. The remaining $250,000 restricted cash deposit continues to be held in the restricted cash account and is included in Other Assets in the accompanying consolidated Balance Sheets at March 31, 2006 and 2005.

Note 6 Leases

The Company leases facilities, equipment and land under operating leases expiring between 2006 and 2025. The land lease provides for contingent rentals in excess of minimum rental commitments based on a percentage of the Company’s sales. Contingent rental for the years ended March 31, 2006, 2005 and 2004 was $55,000, $88,000 and $39,000, respectively.

Future minimum lease payments under non-cancelable operating leases at March 31, 2006 are as follows:

Year ending March 31:	(in thousands)
2007	$234
2008	227
2009	190
2010	151
2011	148
Thereafter through 2025	2,183
Total minimum lease payments	$3,133

Rent expense under operating leases amounted to $316,000, $338,000 and $271,000 for the years ended March 31, 2006, 2005 and 2004, respectively.

Note 7 Stock Options and Warrants

Stock Options

On August 22, 2005, the stockholders approved the 2005 Stock Option Plan (the “2005 Plan”). 800,000 shares of common stock were reserved for issuance under the ten year term of the 2005 Plan. As of March 31, 2006 780,000 options remained available for grant under the 2005 Plan. Under the 2005 Plan, eligible employees and certain independent consultants may be granted options to purchase shares of the Company’s Stock. The shares issuable under the 2005 Plan will either be shares of the Company’s authorized but previously unissued common stock or shares reacquired by the Company, including shares purchased on the open market.

Options under the 2005 Plan are granted, and are vested and exercisable as determined by the Board of Directors or the Stock Option and Compensation Committee of the Board in accordance with the provisions of the 2005 Stock Option Plan. The number of options granted and vesting, exercise, and other conditions are set forth in a Stock Option Agreement evidencing each grant. No option can have a life in excess of ten (10) years.

All shares granted in the form of options under the 2005 Plan will reduce, on a share for share basis, the number of shares available for subsequent grants. Option grants which forfeit under the terms of the 2005 Plan will return to the pool of reserved shares and be available for subsequent grants under the terms of the 2005 Plan.

On August 16, 2004, the stockholders approved the Independent Director Stock Option and Stock Grant Plan (the “2004 Plan”). 300,000 shares of common stock are reserved for issuance under the 2004 Plan. As of March 31, 2006 278,000 options remained available for grant under the 2004 Plan. Under the 2004 Plan, upon election to the Board of Directors, a newly elected non-employee director is granted a ten-year option to purchase 4,000 shares of the Company’s common stock at a fair market value on the date of grant. All such options are granted at Fair Market Value of Shares subject to the option on the date of grant. Options granted vest and become exercisable six months from the date of grant. In addition, on the date of each Annual Meeting of Stockholders, each non-employee director continuing in office is automatically granted, without payment, 3,500 shares of common stock, non-transferable for six months following the date of grant. Concurrent with the 2004 Plan approval, the 1994 Non-Employee Director Stock Option and Stock Grant Plan was terminated except for the outstanding options issued thereunder.

Previously under the terminated 1994 Plan, upon election to the Board of Directors, non-employee directors were granted a ten-year option to purchase 3,000 shares of the Company’s common stock at fair market value on the date of grant. In addition, on the date of each Annual Meeting of Stockholders, each non-employee director continuing in office was granted, without payment, 2,000 shares of common stock, non-transferable for six months following the date of grant. Expense recognized from the 2004 Plan and the 1994 Plan grants of shares of common stock for the years ended March 31, 2006, 2005 and 2004 was $14,000, $15,000 and $3,000, respectively.

At March 31, 2006, there were 780,000 shares available under the 2005 Plan and no remaining shares available under previous Plans. The per share weighted average fair value of stock options granted during 2006, 2005 and 2004 was $0.65, $0.80 and $0.38, respectively, on the date of grant using a Black Scholes option pricing model with the following weighted average assumptions:

	2006	2005	2004
Expected dividend yield	0%	0%	0%
Risk-free interest rate	4.3%	4.5%	4.5%
Expected volatility	107%	104%	97%
Expected life in years	4.5	4.0	5.0

Activity for stock options outstanding during the periods indicated was as follows:

		Weighted
	Number of	Average
	Shares	Exercise Price
Balance at March 31, 2003	758,696	$.1.46
Granted	190,400	0.49
Exercised	(45,800)	0.95
Expired	(75,900)	3.13
Forfeited	(171,700)	1.31
Balance at March 31, 2004	655,696	1.06
Granted	139,095	1.10
Exercised	(36,019)	0.88
Expired	(58,952)	1.12
Forfeited	(93,833)	1.00
Balance at March 31, 2005	605,987	1.09
Granted	20,000	0.65
Exercised	(14,500)	0.53
Expired	(103,600)	1.69
Forfeited	(38,964)	0.82
Balance at March 31, 2006	468,923	0.98

The following table summarizes the weighted average characteristics of outstanding stock options at March 31, 2006 for various exercise price ranges:

	Outstanding Options			Exercisable Options
	Number of	Remaining	Weighted	Number of	Weighted
Range of Exercise Prices	Shares	Life (Years)	Average Price	Shares	Average Price
$0.46-$0.77	253,425	2.3	$0.56	251,363	$0.56
$1.03-$1.63	187,498	1.9	1.09	177,748	1.09
$3.69-$6.13	28,000	1.9	3.95	28,000	3.95

Warrants

The Company had issued warrants which allow the warrant holders rights to acquire an equivalent number of shares of common stock at a stated exercise price. Warrants outstanding during the periods indicated were as follows:

Warrants issued in connection with:

		50,000 Shares
	3rd Party	Purchased by	Term Loan
	Services	Stockholder	(See Note 5)	Debentures
Grant date:	December 1999	January 2000	April 2000	May 2000 &
				May 2002
Expiration date:	December 2004	January 2005	April 2011	May 2004
Exercise price:	$0.63	$1.00	$2.55	$1.10	Total
Balance at March 31, 2003	75,000	50,000	20,000	454,734	599,734
Exercises	—	—	—	(429,234)	(429,234)
Balance at March 31, 2004	75,000	50,000	20,000	25,500	170,500
Exercises	(75,000)	(50,000)	—	(7,000)	(132,000)
Expired	—	—	—	(18,500)	(18,500)
Balance at March 31, 2005	—	—	20,000	—	20,000
Exercises	—	—	—	—	—
Expired	—	—	—	—	—
Balance at March 31, 2006	—	—	20,000	—	20,000

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

Reconciliations between the numerator and the denominator of the basic and diluted earnings per share computations for the years ended March 31, 2006, 2005 and 2004 are as follows:

	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands, except per share amounts)
Year ended March 31, 2006:
Basic earnings per share	$(268)	20,904	$(0.01)
Effect of dilutive securities— Common stock options and warrants	—	—
Diluted earnings per share	$(268)	20.904	$(0.01)
Year ended March 31, 2005:
Basic earnings per share	$486	20,784	$0.02
Effect of dilutive securities— Common stock options and warrants	—	195
Diluted earnings per share	$486	20,979	$0.02
Year ended March 31, 2004:
Basic earnings per share	$399	18,971	$0.02
Effect of dilutive securities— Common stock options and warrants	—	140
Diluted earnings per share	$399	19,111	$0.02

The following securities were excluded from the calculation of diluted earnings per share because their effect was antidilutive:

	2006	2005	2004
	(in thousands)
Debentures, prior to conversion	—	—	1,329
Stock options and warrants	489	158	441

Note 9 Profit Sharing Plan

The Company sponsors a profit sharing plan for all employees not covered under a separate management incentive plan. Under the profit sharing plan, 5% of pre-tax profits on a quarterly basis may be allocated to non-management employees based on gross wages. At management’s discretion, the profit sharing bonus may be distributed all in cash on an after-tax basis or distributed half in cash (on an after-tax basis) and the remainder deposited in an employee’s 401(k) account on a pre-tax basis with a five year vesting schedule, based on years of service with the Company. All employees may make voluntary pre-tax contributions to their 401(k) accounts; Company contributions are discretionary. For the years ended March 31, 2006, 2005 and 2004 compensation expense relative to this plan was approximately $18,000, $30,000 and $36,000, respectively.

Note 10 Major Customers and Geographic Information

Net sales by product line for the years 2006, 2005 and 2004 are as follows:

	2006	2005	2004
	(in thousands)
Net sales:
Spirulina products	$6,517	$6,626	$6,511
Natural astaxanthin products
NatuRose	1,403	1,817	2,545
BioAstin	2,967	2,855	2,388
Other products	244	147	138
	$11,131	$11,445	$11,582

Approximately $1,285,000, or 12% of our total net sales for the year ended March 31, 2006, was to a single customer. Sales to this customer for fiscal 2005 and 2004 were $1,130,000 (10% of net sales) and $1,560,000 (13% of net sales), respectively.

The following table presents sales for the years 2006, 2005 and 2004 by geographic region:

	2006		2005		2004
	(dollars in thousands)
Net sales(1):
United States	$5,343	48%	$5,847	51%	$4,918	42%
Japan	1,328	12%	1,759	16%	2,020	17%
The Netherlands	1,300	12%	1,180	10%	1,562	14%
Other areas	3,160	28%	2,659	23%	3,082	27%
	$11,131	100%	$11,445	100%	$11,582	100%

(1)          Net sales are attributed to countries based on location of customer.

Substantially all long-lived assets are located in the United States as of March 31, 2006 and 2005.

Note 11 Income Taxes

Income (loss) before income taxes consisted of:

	2006	2005	2004
	(in thousands)
United States	$(165)	$375	$224
Foreign	(86)	70	250
Income (loss) before income taxes	$(251)	$445	$474

Income tax expense (benefit) for the years ended March 31, 2006, 2005 and 2004 consisted of:

	2006	2005	2004
	(in thousands)
Current:
Foreign	$—	$11	$121
Federal	—	(5)	5
State	14	(62)	(33)
Total current	14	(56)	93
Deferred:
Foreign	3	15	(18)
Federal	—	—	—
State	—	—	—
Total deferred	3	15	(18)
Income tax expense (benefit)	$17	$(41)	$75

The following table reconciles the amount of income taxes computed at the federal statutory rate of 34%, for all periods presented, to the amount reflected in the Company’s consolidated statement of operations for the years ended March 31, 2006, 2005 and 2004:

	2006	2005	2004
	(in thousands)
Tax provision (benefit) at federal statutory income tax rate	$(85)	$151	$161
State income taxes, net of federal income tax effect	9	(41)	(22)
Foreign income taxes in excess of federal statutory income tax rate	—	2	36
Increase (decrease) in valuation allowance for deferred tax assets	92	55	(188)
Adjustment of deferred tax assets	(41)	(123)	(180)
Other, net	42	(85)	268
Income tax expense (benefit)	$17	$(41)	$75

The tax effects of temporary differences related to various assets, liabilities and carryforwards that give rise to deferred tax assets and deferred tax liabilities as of March 31, 2006 and 2005 are as follows:

	2006	2005
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$5,239	$5,340
Impairment loss on leasehold improvements for financial reporting purposes	1,062	1,062
Tax credit carryforwards	122	115
Other	204	169
Gross deferred tax assets	6,627	6,686
Less valuation allowance	(5,264)	(5,133)
Net deferred tax assets	1,363	1,553
Deferred tax liability: Differences in depreciation and amortization on equipment and leasehold improvements	(1,363)	(1,550)
Net deferred tax assets	$—	$3

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which net deferred tax assets are deductible, management does not believe~~s~~ it is more likely than not the Company will realize a portion of its gross deferred tax assets, and has thus established a valuation allowance to reflect its estimated realizability. The amount of the deferred tax assets considered realizable, however, could change in the near term if estimates of future taxable income during the carryforward period change.

At March 31, 2006, the Company has net operating loss carryforwards and tax carryfowards available to offset future federal income tax as follows (in thousands):

		Research and
	Net Operating	Experimentation
Expires March 31,	Losses	Tax Credits
2011	$—	$23
2012	—	9
2013	1,423	—
2019	3,632	—
2020	2,051	7
2021	1,727	—
2022	3,161	—
2023	1,810	—
	$13,804	$39

In addition, at March 31, 2006, the Company has alternative minimum tax credit carryforwards of approximately $83,000 available to reduce future federal regular income taxes over an indefinite period.

At March 31, 2006, the Company has state tax net operating loss carryforwards of $9,101,000, which expire in March 31, 2019 through 2023, available to offset future Hawaii state taxable income.

Note 12 Selected Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year
	(in thousands, except per share data)
2006
Net sales	$3,029	$2,517	$2,333	$3,252	$11,131
Gross profit	1,025	581	621	1,072	3,299
Net income (loss)	153	(321)	(294)	194	(268)
Net income (loss) per share— Basic and Diluted	0.01	(0.02)	(0.01)	0.01	(0.01)
2005
Net sales	$2,707	$2,998	$3,180	$2,560	$11,445
Gross profit	887	1,054	1,163	714	3,818
Net income (loss)	113	121	326	(74)	486
Net income (loss) per share— Basic and Diluted	0.01	0.01	0.02	(0.00)	0.02

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

Item 9B. Other Information

Not applicable

PART III

Item 10. Directors and Executive Officers of the Registrant

Information with respect to Directors may be found under captions “Proposal One: Election of Directors,” “Board Meetings and Committees,” “Director Compensation,” “Security Ownership of Certain Beneficial Owners and Management” and “Compliance with Section 16(a) of the Exchange Act” contained in Cyanotech’s definitive 2006 Proxy Statement. Information on Executive Officers may be found under the caption “Executive Officers” contained in Cyanotech’s definitive 2006 Proxy Statement. Such information is incorporated herein by reference.

We have adopted the Cyanotech Code of Ethics for Chief Executive Officer and Senior Financial Officers (the “Code of Ethics”) included in our Code of Conduct. Our Code of Conduct and Ethics is publicly available on our website at www.cyanotech.com. If we make any substantive amendments to or grant any waivers from such Code relating to our Chief Executive Officer, Chief Financial Officer or Controller, we will disclose the nature of such amendment in a report on Form 8-K and amend the website disclosure.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference from the sections captioned “Executive Compensation and Other Information,” ”Equity Compensation Plan Information,” “Option Grants in Last Fiscal Year,” “Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values,” and “Stockholder Return Performance Graph” contained in Cyanotech’s definitive 2006 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The security ownership information required by this Item is incorporated herein by reference from the sections captioned “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” contained in Cyanotech’s definitive 2006 Proxy Statement.

Item 13. Certain Relationships and Related Transactions

Not applicable.

Item 14. Principal Accountant Fees and Services

Information concerning principal accountant fees and services appears in Cyanotech’s definitive 2006 Proxy Statement under the heading “Independent Registered Public Accounting Firm’s Fees” and is incorporated herein by reference.

PART IV

Item 15. Financial Statement Schedules and Exhibits

(a)          Financial Statements and Schedules

•        The following Financial Statements of Cyanotech Corporation and subsidiaries and the Report of Independent Registered Public Accounting Firm are included in Item 8 of this report:

•        The following financial statement schedule is included in this report on the pages indicated below:

Schedule II—Valuation and Qualifying Accounts	50
Report of Independent Registered Public Accounting Firm	51

Financial statement schedules not listed above have been omitted since they are either not required, not applicable or the information is included in the consolidated financial statements or notes thereto.

(b)         Exhibit Listing

Exhibit Number	Document Description
3.1	Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 1996, File No. 0-14602)
3.2	Bylaws of the Registrant, as amended (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 1996, File No. 0-14602)
4.1	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to The Company’s Registration Statement on Form SB-2 filed on February 28, 1996, File No. 333-00951)
10.1

1994 Non-Employee Directors Stock Option and Stock Grant Program (Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 1994, File No. 0-14602)

10.2

1995 Stock Option Plan for Cyanotech Corporation dated August 9, 1995, as amended (Incorporated by reference to Exhibit 4(c) to the Company’s Registration Statement on Form S-8 filed on October 27, 1995, File No. 33-63789)

10.3

Sub-Lease Agreement between the Company and Natural Energy Laboratory of Hawaii Authority dated December 29, 1995 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 1995, File No. 0-14602)

10.4

Term Loan Agreement dated April 21, 2000 between the Company and B&I Lending, LLC (Incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2000, File No. 0-14602)

10.5	2005 Stock Option Plan for Cyanotech Corporation dated August 22, 2005, incorporated by reference to Exhibit A of the Company’s definitive Proxy Statement filed July 14, 2005, File No. 0-14602
14.1

Amended Code of Ethics for Chief Executive Officer and Senior Financial Officers, which is included in the Code of Conduct and Ethics. (Incorporated by reference to Exhibit 99.2 to the Company’s Report on Form 8-K filed on December 19, 2005, and by reference and attachment to the Company’s Internet address www.cyanotech.com.)

21.1	Subsidiaries of the Company (Incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2003, File No. 0-14602)
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Schedule II

Cyanotech Corporation and Subsidiaries
Valuation and Qualifying Accounts

Years Ended March 31, 2006, 2005 and 2004
(In Thousands)

		Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other		End of
Description	of Year	Expense	Accounts	Deductions	Year
Allowance for Doubtful Receivables:
2006	$46	$(8)	$—	$13	$25
2005	$96	$31	$—	$81	$46
2004	$60	$37	$—	$1	$96

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Cyanotech Corporation:

Under date of June 16, 2006, we reported on the consolidated balance sheets of Cyanotech Corporation and subsidiaries (the Company) as of March 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended March 31, 2006, which are included in the Company’s March 31, 2006 annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in Item 15(a)(2). The financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/  KPMG LLP

Honolulu, Hawaii

June 16, 2006

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of June, 2006.

CYANOTECH CORPORATION
By:	/s/ Gerald R. Cysewski, Ph. D.
Gerald R. Cysewski, Ph. D.
Chairman of the Board, President
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ Gerald R. Cysewski, Ph. D.	Chairman of the Board, President and	June 26, 2006
Gerald R. Cysewski, Ph. D.	Chief Executive Officer (Principal Executive Officer and Director)
/s/ William R. Maris	Chief Financial Officer, Vice President—	June 26, 2006
William R. Maris	Finance and Administration, Secretary and Treasurer
/s/ Michael A. Davis	Director	June 26, 2006
Michael A. Davis
/s/ Gregg W. Robertson	Director	June 26, 2006
Gregg W. Robertson
/s/ David I. Rosenthal	Director	June 26, 2006
David I. Rosenthal
/s/ John T. Waldron	Director	June 26, 2006
John T. Waldron
/s/ Paul C. Yuen	Director	June 26, 2006
Paul C. Yuen