Form 10-K/A
period 2006-03-31
CYANOTECH CORP
filed 2007-02-14
CIK 768408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒ Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

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

Number of shares outstanding of Registrant’s Common Stock at June 19, 2006 was 20,928,265.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement for its 2006 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission on or prior to July 18, 2006 and to be used in connection with the Annual Meeting of Stockholders expected to be held on August 24, 2006, are incorporated by reference in Part III of this Form 10-K/A.

TABLE OF CONTENTS

Item
Explanatory Note — Restatement of Financial Statements

PART I

1.	Business
1A.	Risk Factors
2.	Properties
3.	Legal Proceedings
4.	Submission of Matters to a Vote of Security Holders

PART II

5.	Market for Registrant’s Common Equity and Related Stockholder Matters.
6.	Selected Financial Data
7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
7A.	Quantitative and Qualitative Disclosures About Market Risk
8.	Financial Statements and Supplementary Data
9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
9A.	Controls and Procedures.
9B.	Other Information

PART III

10.	Directors and Executive Officers of the Registrant
11.	Executive Compensation
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
13.	Certain Relationships and Related Transactions
14.	Principal Accountant Fees and Services.

PART IV

15.	Financial Statement Schedules and Exhibits
16.	Signatures

Cyanotech Corporation

Explanatory Note — Restatement of Financial Information

On December 1, 2006, Cyanotech Corporation (the “Company”) filed a Current Report on Form 8-K with the Securities and Exchange Commission (“SEC”) announcing that based on the current findings of its previously announced accounting review, it had determined to restate certain of its previously issued financial statements.  Since that time, we have completed our accounting review and have determined that certain of the errors resulted from deficiencies in our internal control over financial reporting.  See Item 9A Controls and Procedures in this Form 10-K/A.

The Company is filing this Form 10-K/A for the fiscal year ended March 31, 2006 to amend and restate the following:

(1) consolidated balance sheets as of March 31, 2006 and 2005;

(2) consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three year period ended March 31, 2006;

(3) accumulated deficit as of March 31, 2003;

(4) selected financial data for the years ended March 31, 2006, 2005, 2004, 2003 and 2002; and

(5) certain financial data for the quarterly periods ended March 31, 2006 and December 31, September 30, June 30,  and March 31, 2005 and December 31, September 30, and June 30, 2004.

The Company has not filed Form 10-K/A for the fiscal years 2005 or 2004, or Form 10-Q/A for the interim periods affected by the restatement prior to and including December 31, 2005, and the consolidated financial statements and related financial information, as previously filed, contain errors and should therefore no longer be relied upon. The related audit reports of KPMG LLP, the Company’s independent registered public accounting firm, with respect to the financial statements referred to in this paragraph should also no longer be relied upon.

The previously filed information reported for the periods referred to in the previous paragraph is superseded by the information in this Form 10-K/A.  Certain significant events occurring through the date of filing of this Form 10-K/A are described in Item 1A, Risk Factors, Item 5 Market for Registrant’s Common Equity and Related Stockholder Matters, and Item 8 Financial Statements and Supplementary Data. This Form 10-K/A amends and restates only the items listed below for the fiscal year ended March 31, 2006 that was filed with the SEC on June 19, 2006 (“Original Filing”). In each case the changes are solely as a result of, and to reflect, the restatement, and no other information in the Original Filing is amended hereby as summarized below:

Part I:

  Item 1.                   Business — Amended and restated only to show our research and development expense for 2006, 2005 and 2004 fiscal years which appears on page 10.

  Item 1A.         Risk Factors — Describes the subsequent event documented in Item 1A which impacts the market price of our Common Stock; as stated in this Form 10-K/A. See pages 12 and 13 herein and working capital as of March 31, 2006 which appears on page 14.

Part II:

Item 5.          Market for Registrant’s Common Equity and Related Stockholder Matters

Item 6.          Selected Financial Data.

Item 7.          Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 8.          Financial Statements, including the notes to consolidated financial statements.

Item 9A. Controls and Procedures.

Solely for the convenience of the reader, this Form 10-K/A, includes, in their entirety, those items in the Original Filing that are not being amended and restated.

This Form 10-K/A does not include events occurring after the Original Filing or modify or update any disclosures in the Original Filing that may have been affected by subsequent events or the passage of time except for certain significant events occurring through the date of filing of this Form 10-K/A which are included as follows:

•              the information in Item 1A, Risk Factors under subheading Market Price for Our Common Stock…, and

•              the information in Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters, and

•              the information and events described in Note 13 to the financial statements included in this Form 10-K/A; and

For a description of such subsequent information and events, please read our Securities Exchange Act of 1934 reports filed subsequent to the date of our Original Filing which update and supersede certain information contained in the Original Filing. Forward looking statements made and risk factors identified in our Original Filing have not been revised to reflect the passage of time, events, results or developments that occurred or facts that became known to the Company after the date of the Original Filing, and such forward looking statements and risk factors should be read in their historical context.

Pursuant to the rules of the SEC, Item 15 of Part IV of the Form 10-K has been amended to contain currently dated certifications of our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. Such signatures are attached to this Form 10-K/A as Exhibits 31.1 and 31.2 and 32.1 and 32.2.

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

•       Spirulina Pacifica® is a nutrient-rich dietary supplement used for extra energy, a strengthened immune system and as a source of antioxidant carotenoids;

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

The Company had research and development expenditures of $187,000, $251,000 and $138,000 in fiscal years 2006, 2005 and fiscal 2004, respectively. The Company reduced investment in scientific clinical trials during the first two quarters of fiscal 2006 as part of our effort to contain costs, but plans to increase investment in such trials in future periods.  Fiscal 2006 expenses included those for the initiation of clinical trials aimed at increasing production yields and improving the quality and stability of such products. The Company continues to explore customer sponsored research and development as a potential opportunity in the future. Amounts spent on customer-sponsored research were not material in each of the three years ended March 31, 2006.

Patents, Trademarks and Licenses

Cyanotech has received five United States patents:  two on aspects of our production methods and three relating to usage of our BioAstinproducts.  The Company views its proprietary rights as important, but believes that a loss of such rights is not likely to have a material adverse effect on the Company’s present business as a whole. The Company’s operations are not dependent upon any single trademark, although some trademarks are identified with a number of the Company’s products and are of importance in the sale and marketing of such products.

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

Item 1A. Risk Factors

Except for the section headed Market Price for Our Common Stock Has Been Unpredictable; Potential Delisting and the amount of working capital as disclosed on page 14 of this document, which have been amended, the Company’s risk factors included in the Original Filing have not been updated for information or events occurring after the date of the Original Filing and have not been updated to reflect the passage of time since the date of the of the Original Filing.

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

On November 3, 2006, the Company implemented a one for four stock split at which time the share price closed at $0.43 with 20,934,565 common shares outstanding.  On November 6, 2006, the share price opened at $1.72 with 5,233,641 common shares outstanding resulting from the reverse stock split with the expectation that most stockholders of common stock will not exchange their shares as such exchange is not mandatory and stockholders may keep the originally issued shares for exchanged value.  Fractional shares were paid with cash totaling less than $1,000.  The long term future impact of the reverse split on the Company’s stock price is uncertain. The effect of this stock split has not been reflected in the accompanying consolidated financial statements herein.

On November 20, 2006, the Company received a letter from Nasdaq indicating the closing bid price of its common stock has been at $1.00 per share or greater for at least 10 consecutive business days.  Accordingly, the Company has regained compliance with Marketplace Rule 4310(c)(4) and this matter is now closed.  For other subsequent events, please read our current reports on Form 8-K filed subsequent to the date of the Original Filing. As of the date of this filing the Company has been granted an extension until February 20, 2007 by Nasdaq to file its Forms 10-Q for the first and second quarters of fiscal 2007. Due to the restatement process and filing of this Form 10-K/A, the foregoing Forms 10-Q have not yet been filed with the SEC and are delinquent as of the date of this filing.

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

We May Need to Raise Additional Capital in the Future Which May Not Be Available

At March 31, 2006, the Company’s working capital was $5,647,000. Cash equivalents and short-term investments at March 31, 2006 totaled $2,535,000. Our cash requirements will depend on numerous factors, including: demand for products; normal requirements to maintain and upgrade facilities and equipment; whether opportunities emerge in either new markets or in research and development activities; or, in the event we need to expand or contract our production or distribution infrastructure. We believe our current cash, cash equivalents and short-term investments, and cash provided from operations will be sufficient to meet our capital requirements for at least the next 12 months.  If we need to raise additional funds, we may not be able to secure funding on acceptable terms, or not at all. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our then current stockholders may be reduced. If we raise additional funds through the issuance of convertible debt securities, or through additional debt or similar instruments, such securities, debt, or similar instruments could have rights senior to those of our common stockholders and such instruments could contain provisions restricting our operations. If adequate funds are not available to satisfy either short-term or long-term capital requirements, we may be required to limit operations with adverse results.

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

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

The Company’s common stock is traded on the NASDAQ SmallCap Market under the symbol “CYAN”. The closing price of our common stock on such market at June 19, 2006 was $0.68. As of June 19, 2006, there were 1,272 registered holders of record of our common stock. The high and low selling prices as reported by the NASDAQ Stock Market were as follows, not adjusted for the reverse stock split discussed below:

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

On November 3, 2006, the Company implemented a one for four stock split at which time the share price closed at $0.43 with 20,934,565 common shares outstanding.  On November 6, 2006, the share price opened at $1.72 with 5,233,641 common shares outstanding resulting from the reverse stock split with the expectation that most stockholders of common stock will not exchange their shares as such exchange is not mandatory and stockholders may keep the originally issued shares for exchanged value.  Fractional shares were paid with cash totaling less than $1,000.  The long term future impact of the reverse split on the Company’s stock price is uncertain. The effect of this stock split has not been reflected in the accompanying consolidated financial statements herein.

On November 20, 2006, the Company received a letter from Nasdaq indicating the closing bid price of it’s common stock has been at $1.00 per share or greater for at least 10 consecutive business days.  Accordingly, the Company has regained compliance with Marketplace Rule 4310(c)(4) and this matter is now closed.  For other subsequent events, please read our current reports on Form 8-K filed subsequent to the date of the Original Filing. As of the date of this filing the Company has been granted an extension until February 20, 2007 by Nasdaq to file its Forms 10-Q for the first and second quarters of fiscal 2007. Due to the restatement process and filing of this Form 10-K/A the foregoing Forms 10-Q have not yet been filed with the SEC and are delinquent as of the date of this filing.

Item 6. Selected Financial Data

	Years ended March 31,
	2006 (1)	2005 (1)	2004 (1)(3)	2003 (2)(3)	2002 (2)(3)
(In thousands, except per share data)	(As restated, all periods)
Results of Operations
Net sales	$11,131	$11,445	$11,582	$8,951	$8,235
Gross profit	3,060	3,892	3,744	2,776	1,207
Income (loss) from operations	(253)	724	634	(1,229)	(2,417)
Net income (loss)	(391)	601	318	(1,783)	(2,821)
Net income (loss) per common share—diluted	(0.02)	0.03	0.02	(0.10)	(0.17)
Selected Balance Sheet Data
Cash and investment securities	2,535	3,005	2,531	579	1,051
Working capital	5,647	5,347	4,213	2,563	1,227
Total assets	17,595	18,787	18,487	17,693	18,619
Long-term debt, excluding current maturities	1,387	1,743	2,093	3,694	2,765
Stockholders’ equity	14,939	15,325	14,570	12,484	13,410

(1)      See discussion regarding “Restatement of Consolidated Financial Statements” at Note 13 of the Consolidated Financial Statements.

(2)      Results of Operations for the years ended March 31, 2003 and 2002 have been restated to reflect (a) the inclusion of certain fixed production costs such as depreciation, general insurance and minor compensation costs into inventory, impacting both cost of sales and operating expenses, and (b) the recording of interest income and income tax adjustments. The impact of recording these amounts is detailed as follows:

	Years ended March 31,
	2003		2002
	As originally reported	As restated	As originally reported	As restated
(In thousands, except per share data)
Results of Operations
Net sales	$8,951	$8,951	$8,235	$8,235
Gross profit	2,895	2,776	1,562	1,207
Net loss from operations	(1,210)	(1,229)	(2,185)	(2,417)
Net loss	(1,775)	(1,783)	(2,589)	(2,821)
Net loss per common share — diluted	(0.10)	(0.10)	(0.15)	(0.17)

(3)      Selected Balance Sheet data for the years ended March 31, 2004, 2003 and 2002 have been restated to reflect (a) the inclusion of certain fixed production costs such as depreciation, general insurance and minor compensation costs into inventory, and (b) the recording of interest income and income tax adjustments. The impact of recording these amounts is detailed as follows:

	Years ended March 31,
	2004		2003		2002
	As originally reported	As restated	As originally reported	As restated	As originally reported	As restated
(In thousands, except per share data)
Selected Balance Sheet Data
Cash and investment securities	$2,531	$2,531	$579	$579	$1,051	$1,051
Working Capital	4,083	4,213	2,352	2,563	1,008	1,227
Total assets	18,357	18,487	17,482	17,693	18,400	18,619
Long-term debt, excluding current maturities	2,093	2,093	3,694	3,694	2,765	2,765
Stockholder’s equity	14,440	14,570	12,273	12,484	13,191	13,410

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K/A. The information below has been adjusted solely to reflect the impact of the restatement on the Company’s financial results which is more fully described in Note 13 to the consolidated financial statements contained in this report and under the paragraph “Restatement of Previously Issued Consolidated Financial Statements” below and does not reflect any subsequent information or events occurring after the date of the Original Filing or update any disclosure herein to reflect the passage of time since the date of the Original Filing. For a more comprehensive description of the Company’s products and markets for such products, see Part I. Item 1. Business.

Restatement of Previously Issued Consolidated Financial Statements

On December 1, 2006, the Company filed a Current Report on Form 8-K with the SEC in which it announced that based on current findings of its previously announced accounting review, it had determined to restate certain of its previously issued financial statements.  Since that time, we have completed our accounting review and have determined that certain of the errors resulted from deficiencies in our internal control over financial reporting. See Item 9A. Controls and Procedures in this Form 10-K/A. We have not filed Form 10-K/A, for the fiscal years 2005 or 2004, or Form 10-Q/A, for the interim periods affected by the restatement prior to and including December 31, 2005, and such consolidated financial statements and related financial information, as previously filed, contain errors and should therefore no longer be relied upon. The related audit reports of KPMG LLP, the Company’s independent registered public accounting firm, with respect to those financial statements should also no longer be relied upon.

The errors or adjustments, which we have identified in our previously issued consolidated financial statements are described below. For more information on the impact of errors and adjustments which we have identified see Note 13 to the consolidated financial statements and Item 9A. Controls and Procedures in this Form 10-K/A.

(A) We failed to properly include as a component of inventory certain fixed production costs such as depreciation, general insurance and minor compensation costs for all periods presented.

(B)          We have recorded certain Hawaii State Tax Credit adjustments which were considered immaterial to reports filed in prior years. These impacted the years ended March 31 2006, 2005, 2004 and 2003.

(C)          We have recorded certain interest income adjustments which were considered immaterial to reports filed in prior years. These impacted the years ended 2004 and 2003.

(D)         We have reclassified certain certificates of deposit from cash to short-term investments in fiscal years 2005 and 2004.  This reclassification had no effect on reported net income (loss) or cash flow from operations.

(E)           We have recorded certain tax adjustments which were considered immaterial in prior years. These impacted the years ended March 31, 2006, 2005, 2004, and 2003.

Results of Operations for the 2006, 2005 and 2004 Fiscal Years

				Fiscal Year 2006		Fiscal year 2005
				vs. 2005		vs. 2004

	Fiscal Year			Favorable / (Unfavorable)

(In thousands)	2006	2005	2004	$	%	$	%

	(As restated)

Net sales	$11,131	$11,445	$11,582	$(314)	(2.7)%	$(137)	(1.2)%

Cost of sales	8,071	7,553	7,838	(518)	(6.9)	285	3.6

Gross profit	3,060	3,892	3,744	(832)	(21.4)	148	4.0

Operating expenses

Research & development	187	251	138	64	25.5	(113)	(81.9)

Sales and marketing	1,312	1,189	1,225	(123)	(10.3)	36	2.9

General & administrative	1,814	1,728	1,747	(86)	(5.0)	19	1.1

Total operating expense	3,313	3,168	3,110	(145)	(4.6)	(58)	(1.9)

Income (loss) from operations	(253)	724	634	(977)	(134.9)	90	14.2

Other income (expense)

Interest income	46	31	16	15	48.4	15	93.8

Interest expense	(180)	(163)	(286)	(17)	(10.4)	123	43.0

Other income (expense), net	(10)	15	25	(25)	(166.7)	(10)	(40.0)

Total other expense	(144)	(117)	(245)	(27)	(23.1)	128	52.2

Income (loss) before income taxes	(397)	607	389	(1,004)	(165.4)	218	56.0

Income tax expense (benefit)	(6)	6	71	12	200.0	65	91.5

Net income (loss)	$(391)	$601	$318	$(992)	(165.1)%	$283	89.0%

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

The Company reported a net loss of $391,000, or ($0.02) per diluted share for fiscal 2006 compared to net income of $601,000, or $0.03 per diluted share for fiscal 2005. Cash, cash equivalents and short-term investment balances at March 31, 2006 were $2,535,000, down $470,000 from a year ago. Working capital improved 6% to $5,647,000 at March 31, 2006 from working capital of $5,347,000 a year ago, primarily due to increased inventory balances and decreased accounts payable balances.

The following table details selected financial data highlighting three key areas (dollars in thousands):

	Year Ended March 31,
	2006	2005	2004
Net sales:
Spirulina products	$6,517	$6,626	$6,511
Natural astaxanthin products	4,370	4,672	4,933
Other products	244	147	138
	$11,131	$11,445	$11,582

Gross profit as a percentage of sales, as restated	27%	34%	32%
Operating expenses as a percentage of sales, as restated	30%	28%	27%

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

As depicted in the preceding table, the Company’s gross profit margin as a percentage of net sales decreased to 27% for the fiscal year ended March 31, 2006, down from 34% for fiscal 2005 and 32% for fiscal 2004. The decrease in gross margin between fiscal 2006 and 2005 was in part the result of production variances associated with decreased astaxanthin production in response to lower orders for NatuRose. In addition, the company experienced increased chemical (primarily nutrient) and electrical costs, with the latter also serving to increase the cost of water. The increase in chemical (primarily nutrient) costs is due to several factors including increased consumption due to weather and production variables as well as increased raw material prices. The increase in gross profit margin percentage between fiscal 2005 and 2004 was primarily due to a change in sales mix. As noted in the preceding paragraph, the Company will continue to contain discretionary spending, and will take advantage of opportunities to minimize the use of raw materials, including chemicals and utilities.

Management expects the Company’s gross profit margin percentages to decrease compared to the results reported for fiscal 2006. There are many factors which could materially diminish gross profit. These include, but are not limited to, sales volume and mix, increases in the cost of raw materials and raw material freight costs, production volumes above and below normal capacity in response to customary production variables (such as weather) and significant changes in demand for the Company’s products. This includes the allocation of production resources, principally the factors impacting Astaxanthin and Spirulina biomass production levels and production rates based on the variables just mentioned.

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

Cost of Sales   Our cost of sales, as a percentage of net sales, was at 73%, 66% and 68% for fiscal years 2006, 2005, and 2004, respectively. Cost of sales includes the cost of nutrients and materials, direct labor and manufacturing overhead costs, and depreciation and amortization of production equipment, buildings and leasehold improvements associated with the production of inventory units sold and other production related period costs.

The Company’s historic method of capitalizing production costs did not include all appropriate amounts of fixed costs.  In particular, portions of certain fixed costs recorded in cost of sales such as depreciation, general insurance, and minor benefit costs which are attributable to the inventory production process were not included in the valuation of such inventories.  This historical error in the application of Generally Accepted Accounting Principles (GAAP), and its assessment in accordance with the guidelines of SEC Staff Accounting Bulletin No. 99 as related to materiality, is the basis for the issuance of this Form 10-K/A with its restatements of previously reported inventory values and cost of sales amounts.  Accordingly, the values of inventories as restated now include appropriate amounts of production related depreciation, general insurance, and minor benefit costs, and the Company’s restated figures for cost of sales now reflect better matching of production related expenses with the related product sales in accordance with Accounting Research Bulletin No. 43.

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

Gross Profit Margin   The Company’s gross profit margin as a percentage of net sales decreased to 27% for the fiscal year ended March 31, 2006, down from 34% for fiscal 2005 and 32% for fiscal 2004 as previously described.

Management expects the Company’s gross profit margin percentages to decrease from the results reported for fiscal 2006. There are many factors which could materially diminish gross profit. These include, but are not limited to, sales volume and mix, increases in the cost of raw materials and raw material freight costs, and production volumes below normal capacity in response to customary production variables (such as weather) and significant changes in demand for the Company’s products, and the allocation of production resources, principally the factors impacting Astaxanthin and Spirulina biomass production levels and rates based on the variabilities just mentioned.

Operating Expenses   Operating expenses as a percentage of net sales were 30% for fiscal 2006 and 28% for fiscal 2005 and 27% for fiscal 2004. During fiscal 2006, sales and marketing expenses and general and administrative expenses increased. These increases were partially offset by decreased research and development expenses. The Company is committed to ongoing cost containment aimed at controlling its level of operating expenses but may increase some discretionary spending in future periods as dictated by the needs of the business. Operating expenses of $93,000, $88,000, and $101,000 for fiscal 2006, 2005, and 2004, respectively, have been reclassified to inventory and cost of sales as part of the restatement process. The reclassifications, primarily of depreciation, insurance, and benefit costs, are reflected in the following three paragraphs discussing spending by functional area.

Our research and development costs decreased to $187,000, down 26% from $251,000 in fiscal 2005 and up 36% from $138,000 in fiscal 2004.  The major expenditures in research and development were for initiation of new scientific clinical trials, costs related to product registration and work aimed at increasing production yields and continually improving the quality and stability of such products. Research and development costs of $5,000, $6,000, and $11,000 for fiscal 2006, 2005, and 2004, respectively, primarily depreciation, insurance, and benefit costs, have been reclassified to inventory and cost of sales and the reclassifications are reflected in research and development costs.

Our sales and marketing costs were $1,312,000, $1,189,000 and $1,225,000 in fiscal 2006, 2005 and 2004, respectively.  Fiscal 2006 expenses were 10% higher than in fiscal 2005 primarily due to increased advertising expenditures for bulk BioAstin and NatuRose products. Sales and marketing costs of $19,000, $13,000, and $14,000 for fiscal 2006, 2005, and 2004, respectively, primarily depreciation, insurance, and benefit costs, have been reclassified between inventory and cost of sales and the reclassifications are reflected in sales and marketing costs.

Our general and administrative costs were $1,814,000, $1,728,000 and $1,747,000 in fiscal 2006, 2005 and 2004, respectively. Compared to fiscal 2005, fiscal 2006 expenses increased by 5% due to increased personnel costs and increased regulatory compliance reporting costs. Fiscal 2005 expenses decreased from fiscal 2004 primarily due to elimination of a royalty payment obligation which ended in fiscal 2004, reduced contract services expenses and a reduction in bad debt expense, offset in part by increased personnel expenses. General and administrative costs of $69,000, $69,000, and $76,000 for fiscal 2006, 2005, and 2004, respectively, primarily depreciation, insurance, and benefit costs, have been reclassified to  inventory and cost of sales and the reclassifications are reflected  in general and administrative costs.

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

Other Expense   The following details the amounts included in other expense (dollars in thousands):

	2006	2005	2004
Interest expense on Term Loan Agreement(1)	$175	$158	$160
Interest expense on convertible debentures(2)	—	—	119
Other interest expense	5	5	7
Other income, net(3)	(36)	(46)	(41)
Total other expense	$144	$117	$245

(1)             The principal balance on the Term Loan was $1,751,000, $2,098,000 and $2,439,000 as of March 31, 2006, 2005 and 2004 respectively. The interest rate under the Term Loan is 1% above the prime rate.  The prime rate as of March 31, 2006, 2005 and 2004 was 7.25%, 5.25% and 4.0%, respectively. Interest expense includes amortization of debt issue costs.

(2)             In December 2003, the convertible debentures were voluntarily converted into common stock (see Note 5 of Notes to Consolidated Financial Statements Part II. Item 8.).

(3)             Other income, net includes interest earned on certain cash and cash equivalents balances and gains arising from exchange rate fluctuations on transactions of the Company’s Japan subsidiary.

Income Taxes   For fiscal 2006, the Company recorded income tax benefit of $6,000 primarily related to Hawaii State tax credits. For fiscal 2005, a Federal and Hawaii State income tax expense of $6,000 was recorded. For fiscal 2004, a provision for income taxes of $71,000 was recorded for taxes relating to our operations in Japan partially offset by a state tax refund. At March 31, 2006 the Company had Federal and Hawaii state net operating loss carryforwards of approximately $14,106,000 and $9,379,000, respectively. These net operating loss benefits have been fully reserved as their utilization is not assured.

Liquidity and Capital Resources

Financial Condition   At March 31, 2006, the Company’s working capital was $5,647,000 an increase of $300,000 compared to $5,347,000 at March 31, 2005. Cash equivalents and short-term investments at March 31, 2006 totaled $2,535,000 a decrease of $470,000 from $3,005,000 at March 31, 2005. The increase in working capital and decrease in cash and cash equivalents and short term investments are primarily due to increased inventory balances and decreased accounts payable balances. Working capital at March 31, 2004 was $4,213,000.

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

During fiscal years 2006, 2005 and 2004, the Company generated cash from operating activities of $179,000, $1,328,000 and $1,966,000, respectively. Reduced cash from operations in fiscal year 2006 compared to fiscal year 2005 is primarily due to the net loss reported in fiscal 2006 of $391,000 compared to net income of $601,000 in fiscal year 2005 and $318,000 in fiscal year 2004. Additionally, in fiscal 2006 cash was used to reduce payables, both in the ordinary course of business and to take advantage of available supplier discounts, and to increase inventories. Cash generated from operations in 2005 reflected the Company’s profitability and improved collection of trade accounts receivable.

Net cash of $11,000 used in investing activities during fiscal 2006 was due to $311,000 of investment in equipment and leasehold improvements net of $300,000 generated from the maturity of short-term investments. In 2005, net cash of $1,549,000 was used in investing activities. This included $900,000 invested in short-term investments and investments in equipment and leasehold improvements of $649,000 in fiscal years 2005.  In 2004, net cash of $513,000 was used in investing activities including $413,000 invested in equipment and leasehold improvements and $100,000 invested in short-term investments..  The capital expenditures for all periods presented pertained primarily to improvements in cultivation and processing facilities. For fiscal 2006, such expenditures continued to be aimed toward capital projects enhancing or maintaining our ability to respond to market demand. Depreciation and amortization expense was $1,321,000, $1,319,000 and $1,346,000 for the years ended March 31, 2006, 2005 and 2004, respectively. For fiscal 2007 management expects to continue to invest in equipment upgrades and leasehold improvements tied to market requirements and production efficiency. These amounts are expected to aggregate up to $500,000 in fiscal 2007.

During fiscal 2006, cash used in financing activities amounted to $338,000 representing principal payments on long-term debt of $347,000 offset, in part, by proceeds from the exercise of stock options totaling $9,000. For fiscal 2005, financing activities used cash of $205,000 representing principal payments on long-term debt of $341,000 offset by proceeds from the issuance of common stock and the exercise of stock options and warrants totaling $136,000.  Fiscal 2004 financing activities provided cash of $399,000 which consisted primarily of the following:  net proceeds received from the exercise of warrants and stock options totaling $477,000 and the partial release of a restricted deposit held in connection with the Term Loan of $250,000 partly offset by principal payments on long-term debt of $328,000.

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

Variability of Results

The following selected quarterly financial data (unaudited) as of and for the periods presented highlights the significant fluctuations in operating results and financial condition that the Company has experienced in the past  three fiscal years (dollars in thousands):

Ended	4th Quarter March 31,	3rd Quarter December 31,	2nd Quarter September 30,	1st Quarter June 30,
		(As Restated)

Fiscal 2006:
Net sales	$3,252	$2,333	$2,517	$3,029
Cost of sales	2,438	1,674	1,935	2,024
Operating expenses	831	835	856	791
Net income (loss)	(43)	(210)	(297)	159
Working capital	5,647	5,555	5,587	5,772
Fiscal 2005:
Net sales	$2,560	$3,180	$2,998	$2,707
Cost of sales	1,833	2,013	1,882	1,825
Operating expenses	790	821	858	699
Net income (loss)	(94)	354	206	135
Working capital	5,347	5,256	4,711	4,426
Fiscal 2004:
Net sales	$3,290	$3,024	$2,840	$2,428
Cost of sales	2,215	1,876	2,033	1,714
Operating expenses	716	864	808	722
Net income (loss)	370	101	(43)	(110)
Working capital	4,213	3,342	3,130	2,678

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.”  SFAS No. 154 requires retrospective application for voluntary changes in accounting principle unless it is impracticable to do so. In addition, indirect effects of a change in accounting principle should be recognized in the period of the accounting change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted SFAS No. 154 effective April 1, 2006, also including prior period restated financial statements and notes thereto included in this document. The impact of adopting SFAS No. 154 is documented throughout this amended Form 10-K/A.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The information in Item 7A included in the Original Filing has not been updated for information or events occurring after the date of the Original Filing and has not been updated to reflect the passage of time since the date of the Original Filing.

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

As discussed in Note 13 to the consolidated financial statements, the Company has restated its consolidated financial statements as of March 31, 2006 and 2005 and for each of the years in the three-year period ended March 31, 2006.

/s/  KPMG LLP

Honolulu, Hawaii

June 16, 2006, except as to Note 13, which

is as of February 13, 2007

CYANOTECH CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

March 31, 2006 and 2005

	2006	2005
(in thousands, except share data)	(As restated, all periods)
ASSETS

Current assets:
Cash and cash equivalents	$1,835	$2,005
Short-term investments	700	1,000
Accounts receivable, net of allowance for doubtful accounts of $25 in 2006 and $46 in 2005	2,209	2,069
Refundable income taxes	17	75
Inventories	2,056	1,832
Prepaid expenses and other current assets	99	85
Total current assets	6,916	7,066

Equipment and leasehold improvements, net	10,164	11,174
Other assets	515	547
Total assets	$17,595	$18,787

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$364	$355
Accounts payable	485	977
Accrued expenses	420	387
Total current liabilities	1,269	1,719

Long-term debt, excluding current maturities	1,387	1,743
Total liabilities	2,656	3,462
Stockholders’ equity:
Common stock of $.005 par value, authorized 30,000,000 shares; issued and outstanding 20,928,265 shares for 2006 and 20,896,265 shares for 2005	105	104
Additional paid-in capital	27,330	27,298
Accumulated other comprehensive income (loss)—foreign currency translation adjustments	(1)	27
Accumulated deficit	(12,495)	(12,104)
Total stockholders’ equity	14,939	15,325
Total liabilities and stockholders’ equity	$17,595	$18,787

See accompanying notes to consolidated financial statements

CYANOTECH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended March 31, 2006, 2005 and 2004

	2006	2005	2004
(in thousands, except per share data)	(As restated, all periods)
Net sales	$11,131	$11,445	$11,582
Cost of sales	8,071	7,553	7,838
Gross profit	3,060	3,892	3,744
Operating expenses:
Research and development	187	251	138
Sales and marketing	1,312	1,189	1,225
General and administrative	1,814	1,728	1,747
Total operating expense	3,313	3,168	3,110
Income (loss) from operations	(253)	724	634
Other income (expense):
Interest income	46	31	16
Interest expense	(180)	(163)	(286)
Other income (expense), net	(10)	15	25
Total other expense, net	(144)	(117)	(245)
Income (loss) before income taxes	(397)	607	389
Income tax expense (benefit)	(6)	6	71
Net income (loss)	$(391)	$601	$318
Net income (loss) per share:
Basic	$(0.02)	$0.03	$0.02
Diluted	$(0.02)	$0.03	$0.02
Shares used in calculation of net income (loss) per share:
Basic	20,904	20,784	18,971
Diluted	20,904	20,979	19,111

See accompanying notes to consolidated financial statements

CYANOTECH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (LOSS)

Years ended March 31, 2006, 2005 and 2004

(in thousands, except share data)	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
				(As restated)	(As restated)		(As restated)
Balances at March 31, 2003 (As reported)	18,316,701	$92	$25,418	$(13,234)	$—	$(3)	$12,273
Prior period adjustments	—	—	—	211		—	211
Balances at March 31, 2003 (As restated)	18,316,701	92	25,418	(13,023)	—	(3)	12,484
Conversion of debentures to common stock	1,923,076	10	1,240	—	—	—	1,250
Issuances of common stock for:
Exercise of stock options for cash	45,800	—	43	—	—	—	43
Exercise of warrants for cash, net of costs $19	429,234	2	451	—	—	—	453
Third party services, at fair value	10,000	—	5	—	—	—	5
Non-employee directors’ services, at fair value	6,000	—	3	—	—	—	3
Common stock purchased at fair value and cancelled	(16,565)	—	(19)	—	—	—	(19)
Comprehensive income:
Net income (as restated)	—	—	—	318	318	—	318
Other comprehensive income—foreign currency translation adjustments	—	—	—	—	33	33	33
Comprehensive income	—	—	—	—	351	—
Balances at March 31, 2004 (As restated)	20,714,246	104	27,141	(12,705)	—	30	14,570
Issuances of common stock for:
Exercise of stock options for cash	36,019	—	32	—	—	—	32
Exercise of warrants for cash	132,000	—	104	—	—	—	104
Non-employee directors’ services, at fair value	14,000	—	15	—	—	—	15
Issuance of stock options for third party services, at fair value	—	—	6	—	—	—	6
Comprehensive income:
Net income (as restated)	—	—	—	601	601	—	601
Other comprehensive loss—foreign currency translation adjustments	—	—	—	—	(3)	(3)	(3)
Comprehensive income	—	—	—	—	598	—	—
Balances at March 31, 2005 (As restated)	20,896,265	104	27,298	(12,104)	—	27	15,325
Issuances of common stock for:
Exercise of stock options for cash	14,500	1	8	—	—	—	9
Non-employee directors’ services, at fair value	17,500	—	14	—	—	—	14
Compensation expense for accelerated vesting of stock options	—	—	10	—	—	—	10
Comprehensive loss:
Net loss (as restated)	—	—	—	(391)	(391)	—	(391)
Other comprehensive loss—foreign currency translation adjustments	—	—	—	—	(28)	(28)	(28)
Comprehensive loss	—	—	—	—	$(419)	—	—
Balances at March 31, 2006 (As restated)	20,928,265	$105	$27,3300	$(12,495)		$(1)	$14,939

See accompanying notes to consolidated financial statements

CYANOTECH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended March 31, 2006, 2005 and 2004

	2006	2005	2004
(in thousands)	(As restated, all periods)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(391)	$601	$318
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	1,321	1,319	1,346
Amortization of debt issue costs and other assets	37	27	65
Issuance of common stock and stock options in exchange for services	14	21	8
Compensation expense for accelerated vesting of stock options	10	—	—
Provision for (reduction of) allowance for doubtful accounts	(8)	50	36
Net (increase) decrease in assets:
Accounts receivable	(132)	92	(418)
Refundable income taxes	58	(39)	(6)
Inventories	(224)	(628)	396
Prepaid expenses and other assets	(47)	(1)	(65)
Net increase (decrease) in liabilities:
Accounts payable	(492)	103	71
Accrued expenses	33	(217)	215
Net cash provided by operating activities	179	1,328	1,966
CASH FLOWS FROM INVESTING ACTIVITIES:
Maturity (purchase) of short-term investments	300	(900)	(100)
Investment in equipment and leasehold improvements	(311)	(649)	(413)
Net cash used in investing activities	(11)	(1,549)	(513)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock and exercise of stock options and warrants, net of issuance costs	9	136	477
Release of restricted cash deposit	—	—	250
Principal payments on long-term debt	(347)	(341)	(328)
Net cash provided by (used in) financing activities	(338)	(205)	399
Net increase (decrease) in cash and cash equivalents	(170)	(426)	1,852
Cash and cash equivalents at beginning of year	2,005	2,431	579
Cash and cash equivalents at end of year	$1,835	$2,005	$2,431
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$148	$132	$260
Income taxes	$—	$178	$17
Supplemental disclosure of non-cash financing activities:
Conversion of debentures to common stock	$—	$—	$1,250

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 Description of Business and Summary of Accounting Policies

Restatement

The accompanying consolidated financial statements have been restated for all periods presented.  The nature of the restatements and the effect on the consolidated financial statement line items is discussed in Note 13 of our notes to the consolidated  financial statements.  In addition, certain disclosures in the following notes have been restated consistent with the consolidated financial statements.

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

Inventories

Inventories are stated at the lower of cost (which approximates first-in, first-out) or market. Market is defined as sales price less cost to dispose and a normal profit margin.

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

The following table illustrates the effect on net income (loss) and net income (loss) per common share if the Company had applied the fair-value method under SFAS No. 123 to its employee stock options:

	2006	2005	2004
(in thousands, except per share amounts)	(As restated, all periods)
Net income (loss), as reported	$(391)	$601	$318
Reverse accelerated vesting expense recognized under intrinsic value method	10	—	—
Deduct stock-based employee compensation expense determined under fair-value method for all awards(1)	(135)	(90)	(82)
Pro forma net income (loss)	$(516)	$511	$236
Net income (loss) per common share
—Basic and Diluted:
As reported	$(0.02)	$0.03	$0.02
Pro forma	$(0.02)	$0.02	$0.01

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

Because the Company’s future Employee Incentive Stock Options are expected to be “plain vanilla” in the same sense the term is used by the SEC in SAB No. 107, they will be reflected only in the Company’s Equity and Compensation

Expense accounts. At present the Company does not have any unvested Employee Incentive Stock Options subject to measurement and recording under the requirements of SFAS No. 123R, “Share-Based Payment.” If Stock Options are granted in the future the impact on the Company’s compensation expense and net income will depend on many variables, and assumptions, including those previously discussed. Because there are no unvested employee incentive options as of April 1, 2006 the Company does not expect to record any share-based payment expense for currently outstanding employee incentive options in fiscal 2007. Future employee incentive options, if granted, will be recognized and expensed under the provisions of SFAS No. 123R.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 requires retrospective application for voluntary changes in accounting principle unless it is impracticable to do so. In addition, indirect effects of a change in accounting principle should be recognized in the period of the accounting change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  The Company adopted SFAS No. 154 effective April 1, 2006, also including prior period restated financial statements and notes thereto included in this document.

Note 2 Inventories

Inventories consist of the following as of March 31, 2006 and 2005:

	2006	2005
(in thousands)	(As restated)
Raw materials	$240	$253
Work in process	260	243
Finished goods	1,432	1,217
Supplies	124	119
	$2,056	$1,832

Note 3 Equipment and Leasehold Improvements, Net

Equipment and leasehold improvements consists of the following as of March 31, 2006 and 2005:

	2006	2005
	(in thousands)
Equipment	$10,461	$10,241
Leasehold improvements	14,642	14,603
Furniture and fixtures	86	86
	25,189	24,930
Less accumulated depreciation and amortization	(15,327)	(14,006)
Construction in-progress	302	250
	$10,164	$11,174

Note 4 Accrued Expenses

Components of accrued expenses as of March 31, 2006 and 2005 are as follows:

	2006	2005
	(in thousands)
Wages, commissions and royalties	$181	$158
Professional fees	104	—
Freight	26	88
Other accrued expenses	109	141
	$420	$387

Note 5 Long-Term Debt

Long-term debt consists of the following as of March 31, 2006 and 2005:

	2006	2005
	(in thousands)
Term loan	$1,751	$2,098
Less current maturities	(364)	(355)
Long-term debt, excluding current maturities	$1,387	$1,743

At March 31, 2006, the aggregate maturities of long-term debt are as follows:

Year ending March 31	(in thousands)
2007	$364
2008	397
2009	434
2010	474
2011	82
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

Future minimum lease payments under non-cancelable operating leases at March 31, 2006 are as follows:

Year ending March 31	(in thousands)
2007	$234
2008	227
2009	190
2010	151
2011	148
Thereafter through 2025	2,183
Total minimum lease payments	$3,133

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

On August 16, 2004, the stockholders approved the Independent Director Stock Option and Stock Grant Plan (the “2004 Plan”). 300,000 shares of common stock are reserved for issuance under the 2004 Plan. As of March 31, 2006, 278,000 options remained available for grant under the 2004 Plan. Under the 2004 Plan, upon election to the Board of Directors, a newly elected non-employee director is granted a ten-year option to purchase 4,000 shares of the Company’s common stock at a fair market value on the date of grant. All such options are granted at Fair Market Value of Shares subject to the option on the date of grant. Options granted vest and become exercisable six months from the date of grant. In addition, on the date of each Annual Meeting of Stockholders, each non-employee director continuing in office is automatically granted, without payment, 3,500 shares of common stock, non-transferable for six months following the date of grant. Concurrent with the 2004 Plan approval, the 1994 Non-Employee Director Stock Option and Stock Grant Plan was terminated except for the outstanding options issued thereunder.

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

At March 31, 2006, there were 780,000 shares available under the 2005 Plan and no remaining shares available under previous Plans. The per share weighted average fair value of stock options granted during 2006, 2005 and 2004 was $0.65, $0.80 and $0.38, respectively, on the date of grant using a Black Scholes option pricing model with the following weighted average assumptions:

	2006	2005	2004
Expected dividend yield	0%	0%	0%
Risk-free interest rate	4.3%	4.5%	4.5%
Expected volatility	107%	104%	97%
Expected life in years	4.5	4.0	5.0

Activity for stock options outstanding during the periods indicated was as follows:

		Weighted
	Number of	Average
	Shares	Exercise Price
Balance at March 31, 2003	758,696	$1.46
Granted	190,400	0.49
Exercised	(45,800)	0.95
Expired	(75,900)	3.13
Forfeited	(171,700)	1.31
Balance at March 31, 2004	655,696	1.06
Granted	139,095	1.10
Exercised	(36,019)	0.88
Expired	(58,952)	1.12
Forfeited	(93,833)	1.00
Balance at March 31, 2005	605,987	1.09
Granted	20,000	0.65
Exercised	(14,500)	0.53
Expired	(103,600)	1.69
Forfeited	(38,964)	0.82
Balance at March 31, 2006	468,923	0.98

The following table summarizes the weighted average characteristics of outstanding stock options at March 31, 2006 for various exercise price ranges:

	Outstanding Options			Exercisable Options
	Number of	Remaining	Weighted	Number of	Weighted
Range of Exercise Prices	Shares	Life (Years)	Average Price	Shares	Average Price
$0.46-$0.77	253,425	2.3	$0.56	251,363	$0.56
$1.03-$1.63	187,498	1.9	1.09	177,748	1.09
$3.69-$6.13	28,000	1.9	3.95	28,000	3.95

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

Reconciliations between the numerator and the denominator of the basic and diluted earnings per share computations for the years ended March 31, 2006, 2005 and 2004 are as follows:

	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
(in thousands, except per share amounts)	(As restated)		(As restated)
Year ended March 31, 2006:
Basic earnings per share	$(391)	20,904	$(0.02)
Effect of dilutive securities— Common stock options and warrants	—	—
Diluted earnings per share	$(391)	20,904	$(0.02)

Year ended March 31, 2005:
Basic earnings per share	$601	20,784	$0.03
Effect of dilutive securities— Common stock options and warrants	—	195
Diluted earnings per share	$601	20,979	$0.03

Year ended March 31, 2004:
Basic earnings per share	$318	18,971	$0.02
Effect of dilutive securities— Common stock options and warrants	—	140
Diluted earnings per share	$318	19,111	$0.02

The following securities were excluded from the calculation of diluted earnings per share because their effect was antidilutive:

	2006	2005	2004
	(in thousands)
Debentures, prior to conversion	—	—	1,329
Stock options and warrants	489	158	441

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

Substantially all long-lived assets are located in the United States as of March 31, 2006 and 2005.

Note 11 Income Taxes

Income (loss) before income taxes consisted of:

	2006	2005	2004
(in thousands)	(As restated, all periods)

United States	$(311)	$537	$139
Foreign	(86)	70	250
Income (loss) before income taxes	$(397)	$607	$389

Income tax expense (benefit) for the years ended March 31, 2006, 2005 and 2004 consisted of:

	2006	2005	2004
(in thousands)	(As restated, all periods)

Current:
Foreign	$—	$11	$121
Federal	—	—	—
State	(9)	(20)	(32)
Total current	(9)	(9)	89
Deferred:
Foreign	3	15	(18)
Federal	—	—	—
State	—	—	—
Total deferred	3	15	(18)
Income tax expense (benefit)	$(6)	$6	$71

The following table reconciles the amount of income taxes computed at the federal statutory rate of 34%, for all periods presented, to the amount reflected in the Company’s consolidated statement of operations for the years ended March 31, 2006, 2005 and 2004:

	2006	2005	2004
(in thousands)	(As restated, all periods)

Tax provision (benefit) at federal statutory income tax rate	$(135)	$206	$132
State income taxes, net of federal income tax effect	(17)	26	16
Foreign income taxes in excess of federal statutory income tax rate	—	2	36
Increase (decrease) in valuation allowance for deferred tax assets	146	(162)	24
Other, net	—	(66)	(137)
Income tax expense (benefit)	$(6)	$6	$71

The tax effects of temporary differences related to various assets, liabilities and carryforwards that give rise to deferred tax assets and deferred tax liabilities as of March 31, 2006 and 2005 are as follows:

	2006	2005
(in thousands)	(As restated, all periods)

Deferred tax assets:
Net operating loss carryforwards	$5,359	$5,372
Impairment loss on leasehold improvements for financial reporting purposes	1,062	1,062
Tax credit carryforwards	122	115
Other	235	140
Gross deferred tax assets	6,778	6,689
Less valuation allowance	(5,329)	(5,183)
Net deferred tax assets	1,449	1,506
Deferred tax liability: Differences in depreciation and amortization on equipment and leasehold improvements	(1,449)	(1,503)
Net deferred tax assets	$—	$3

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

At March 31, 2006, the Company has net operating loss carryforwards and tax carryforwards available to offset future federal income tax as follows (in thousands):

		Research and
	Net Operating	Experimentation
Expires March 31,	Losses	Tax Credits
	(As restated, all periods)

2011	$—	$23
2012	—	9
2013	1,403	—
2019	3,632	—
2020	2,051	7
2021	1,727	—
2022	3,161	—
2023	1,863	—
2024	269	—
	$14,106	$39

In addition, at March 31, 2006, the Company has alternative minimum tax credit carryforwards of approximately $83,000 available to reduce future federal regular income taxes over an indefinite period.

At March 31, 2006, the Company has state tax net operating loss carryforwards of $9,379,000 which expire in March 31, 2019 through 2023, available to offset future Hawaii state taxable income.

Note 12 Selected Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year
(in thousands, except per share data)	(As restated, all periods (1))

2006
Net sales	$3,029	$2,517	$2,333	$3,252	$11,131
Gross profit	1,005	582	659	814	3,060
Net income (loss)	159	(297)	(210)	(43)	(391)
Net income (loss) per share— Basic and Diluted	0.01	(0.01)	(0.01)	(0.00)	(0.02)
2005
Net sales	$2,707	$2,998	$3,180	$2,560	$11,445
Gross profit	882	1,116	1,167	727	3,892
Net income (loss)	135	206	354	(94)	601
Net income (loss) per share— Basic and Diluted	0.01	0.01	0.02	(0.00)	0.03

(1)          See Note 14 “Quarterly Financial Data (Unaudited) (As restated)” for discussion regarding the adjustments recorded in restated selected quarterly financial data.

Note 13  Restatement of Consolidated Financial Statements

On December 1, 2006, the Company filed a Current Report on Form 8-K with the SEC announcing that based on the current findings of its previously announced accounting review, it has determined to restate certain of its previously issued financial statements.  Since that time, we have completed our accounting review and have determined that certain of the errors resulted from deficiencies in our internal control over financial reporting.  See Item 9A Controls and Procedures in this Form 10-K/A.

The Company is filing this Form 10-K/A for the fiscal year ended March 31, 2006 to amend and restate the:

(1) consolidated balance sheets as of March 31, 2006 and 2005;

(2) consolidated statements of operations, stockholders’ equity and comprehensive income (loss) and cash flows for each of the years in the three year period ended March 31, 2006;

(3) accumulated deficit as of March 31, 2003;

(4) selected financial data for the years ended March 31, 2006, 2005, 2004, 2003 and 2002; and

(5) certain financial data for the quarterly periods ended March 31, 2006 and December 31, September 30, June 30,  and March 31, 2005 and December 31, September 30, and June 30, 2004.

The errors or adjustments identified in our previously issued consolidated financial statements are as follows:

(A)        We failed to include as a component of inventory cost certain fixed production costs such as depreciation, general insurance and minor compensation cost into inventory.   Inventories for March 31, 2006, 2005, 2004 and 2003 have been restated as were cost of sales and certain operating expenses as included in the Consolidated Statements of Operations for each of the years in the three year period ended March 31, 2006.  This restatement is a result of the discovery of the error subsequent to the filing with the SEC of the Original Form 10-K as filed with the SEC.  All inventories, cost of sales and operating expense balances, as presented in thisForm 10-K/A, properly reflect the inventory unit costs inclusive of these fixed production costs in accordance with Accounting Research Bulletin No. 43.

(B)          We have recorded certain Hawaii State Tax Credit adjustments which were considered immaterial in prior years. Refundable income taxes have been restated for the year ended March 31, 2005 and income tax expense (benefit) has been restated for each of the years in the three year period ended March 31, 2006.

(C)          We have recorded certain interest income adjustments which were considered immaterial in prior years. These impacted the years ended March 31, 2004 and 2003.

(D)         We reclassified certain certificates of deposit from cash to short-term investments in fiscal years 2005 and 2004.  This reclassification had no effect on reported net income (loss) or in cash flow from operations.

(E)           We have recorded certain tax adjustments which were considered immaterial to reports filed in prior periods. These adjustments impacted the years ended March 31, 2006, 2005, 2004 and 2003.

Subsequent Events (Unaudited):

On November 3, 2006, the Company implemented a one for four stock split at which time the share price closed at $0.43 with 20,934,565 common shares outstanding.  On November 6, 2006, the share price opened at $1.72 with 5,233,641 common shares outstanding resulting from the reverse stock split with the expectation that most stockholders of common stock will not exchange their shares as such exchange is not mandatory and stockholders may keep the originally issued shares for exchanged value.  Fractional shares were paid with cash totaling less than $1,000.  The long term future impact of the reverse split on the Company’s stock price is uncertain. The effect of this stock split has not been reflected in the accompanying consolidated financial statements herein.

On November 20, 2006, the Company received a letter from Nasdaq indicating the closing bid price of it’s common stock has been at $1.00 per share or greater for at least 10 consecutive business days.  Accordingly, the Company has regained compliance with Marketplace Rule 4310(c)(4) and this matter is now closed.  For other subsequent events, please read our current reports on Form 8-K filed subsequent to the date of the Original Filing. As of the date of this filing the Company has been granted an extension by Nasdaq to file its Forms 10-Q for the first and second quarters of fiscal 2007. Due to the restatement process and filing of this Form 10-K/A the foregoing Forms 10-Q have not yet been filed with the SEC and are delinquent as of the date of this filing.

The following tables set forth the amounts previously reported in the Company’s consolidated balance sheets as of March 31, 2006 and 2005, and the Company’s consolidated statements of operations for the years ended March 31, 2006, 2005 and 2004, the effect of the restatement adjustments, and the restated amounts.

Tables referred to above begin on page 50 and end on page 57.

CYANOTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Consolidated Balance Sheet
	March 31, 2006	Adjustments	March 31, 2006
(in thousands, except share data)	(As reported)		(As restated)

ASSETS
Current assets:
Cash and cash equivalents	$1,835	$—	$1,835
Short-term investments	700	—	700
Accounts receivable, net of allowance for doubtful accounts of $25	2,209	—	2,209
Refundable income taxes (E)	16	1	17
Inventories (A)	1,935	121	2,056
Prepaid expenses and other current assets	99	—	99
Total current assets	6,794	122	6,916
Equipment and leasehold improvements, net	10,164	—	10,164
Other assets	515	—	515
Total assets	$17,473	$122	$17,595

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$364	$—	$364
Accounts payable	485	—	485
Accrued expenses	420	—	420
Total current liabilities	1,269	—	1,269
Long-term debt, excluding current maturities	1,387	—	1,387
Total liabilities	2,656	—	2,656
Stockholders’ equity:
Common stock of $.005 par value, authorized 30,000,000 shares; issued and outstanding 20,928,265 shares	105	—	105
Additional paid-in capital	27,330	—	27,330
Accumulated other comprehensive loss-foreign currency translation adjustments	(1)	—	(1)
Accumulated deficit (A, E)	(12,617)	122	(12,495)
Total stockholders’ equity	14,817	122	14,939
Total liabilities and stockholders’ equity	$17,473	$122	$17,595

CYANOTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Consolidated Balance Sheet
	March 31, 2005	Adjustments	March 31, 2005
(in thousands, except share data)	(As reported)		(As restated)

ASSETS
Current assets:
Cash and cash equivalents	$2,005	$—	$2,005
Short-term investments	1,000	—	1,000
Accounts receivable, net of allowance for doubtful accounts of $46	2,069	—	2,069
Refundable income taxes (B, E)	97	(22)	75
Inventories (A)	1,565	267	1,832
Prepaid expenses and other current assets	85	—	85
Total current assets	6,821	245	7,066
Equipment and leasehold improvements, net	11,174	—	11,174
Other assets	547	—	547
Total assets	$18,542	$245	$18,787

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$355	$—	$355
Accounts payable	977	—	977
Accrued expenses	387	—	387
Total current liabilities	1,719	—	1,719
Long-term debt, excluding current maturities	1,743	—	1,743
Total liabilities	3,462	—	3,462
Stockholders’ equity:
Common stock of $.005 par value, authorized 30,000,000 shares; issued and outstanding 20,896,265 shares	104	—	104
Additional paid-in capital	27,298	—	27,298
Accumulated other comprehensive income-foreign currency translation adjustments	27	—	27
Accumulated deficit (A, B, E)	(12,349)	245	(12,104)
Total stockholders’ equity	15,080	245	15,325
Total liabilities and stockholders’ equity	$18,542	$245	$18,787

CYANOTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Consolidated Statement of Operations
	Year Ended March 31, 2006	Adjustments	Year Ended March 31, 2006
(in thousands, except per share data)	(As reported)		(As restated)

Net sales	$11,131	$—	$11,131
Cost of sales (A)	7,832	239	8,071
Gross profit	3,299	(239)	3,060
Operating expenses:
Research and development (A)	192	(5)	187
Sales and marketing (A)	1,331	(19)	1,312
General and administrative (A)	1,883	(69)	1,814
Total operating expense	3,406	(93)	3,313
Income (loss) from operations	(107)	(146)	(253)
Other income (expense):
Interest income	46	—	46
Interest expense	(180)	—	(180)
Other income (expense), net	(10)	—	(10)
Total other expense, net	(144)	—	(144)
Income (loss) before income taxes	(251)	(146)	(397)
Income tax expense (benefit) (B, E)	17	(23)	(6)
Net income (loss)	$(268)	$(123)	$(391)
Net income (loss) per share:
Basic	$(0.01)	$(0.01)	$(0.02)
Diluted	$(0.01)	$(0.01)	$(0.02)
Shares used in calculation of net income (loss) per share:
Basic	20,904	—	20,904
Diluted	20,904	—	20,904

CYANOTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Consolidated Statement of Operations
	Year Ended March 31, 2005	Adjustments	Year Ended March 31, 2005
(in thousands, except per share amounts)	(As reported)		(As restated)

Net sales	$11,445	$—	$11,445
Cost of sales (A)	7,627	(74)	7,553
Gross profit	3,818	74	3,892
Operating expenses:
Research and development (A)	257	(6)	251
Sales and marketing (A)	1,202	(13)	1,189
General and administrative (A)	1,797	(69)	1,728
Total operating expense	3,256	(88)	3,168
Income from operations	562	162	724
Other income (expense):
Interest income	31	—	31
Interest expense	(163)	—	(163)
Other income, net	15	—	15
Total other expense, net	(117)	—	(117)
Income before income taxes	445	162	607
Income tax expense (benefit) (B, E)	(41)	47	6
Net income	$486	$115	$601
Net income per share:
Basic	$0.02	$0.01	$0.03
Diluted	$0.02	$0.01	$0.03
Shares used in calculation of net income (loss) per share:
Basic	20,784	—	20,784
Diluted	20,979	—	20,979

CYANOTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Consolidated Statement of Operations
	Year Ended March 31, 2004	Adjustments	Year Ended March 31, 2004
(in thousands, except per share data)	(As reported)		(As restated)

Net sales	$11,582	$—	$11,582
Cost of sales (A)	7,642	196	7,838
Gross profit	3,940	(196)	3,744
Operating expenses:
Research and development (A)	149	(11)	138
Sales and marketing (A)	1,239	(14)	1,225
General and administrative (A)	1,823	(76)	1,747
Total operating expense	3,211	(101)	3,110
Income (loss) from operations	729	(95)	634
Other income (expense):
Interest income (C)	6	10	16
Interest expense	(286)	—	(286)
Other income, net	25	—	25
Total other expense, net	(255)	10	(245)
Income (loss) before income taxes	474	(85)	389
Income tax expense (B, E)	75	(4)	71
Net income (loss)	$399	$(81)	$318
Net income (loss) per share:
Basic	$0.02	$(0.00)	$0.02
Diluted	$0.02	$(0.00)	$0.02
Shares used in calculation of net income (loss) per share:
Basic	18,971	—	18,971
Diluted	19,111	—	19,111

CYANOTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Consolidated Statement of Cash Flows
	Year Ended March 31, 2006	Adjustments	Year Ended March 31, 2006
(in thousands)	(As reported)		(As restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss (A, B, E)	$(268)	$(123)	$(391)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	1,321	—	1,321
Amortization of debt issue costs and other assets	37	—	37
Issuance of common stock and stock options in exchange for services	14	—	14
Compensation expense for accelerated vesting of stock options	10	—	10
Reduction of allowance for doubtful accounts	(8)	—	(8)
Net (increase) decrease in assets:
Accounts receivable	(132)	—	(132)
Refundable income taxes (B, E)	81	(23)	58
Inventories (A)	(370)	146	(224)
Prepaid expenses and other assets	(47)	—	(47)
Net increase (decrease) in liabilities:
Accounts payable	(492)	—	(492)
Accrued expenses	33	—	33
Net cash provided by operating activities	179	—	179
CASH FLOWS FROM INVESTING ACTIVITIES:
Maturity of short-term investments	300	—	300
Investment in equipment and leasehold improvements	(311)	—	(311)
Net cash used in investing activities	(11)	—	(11)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock and exercise of stock options and warrants, net of issuance costs	9	—	9
Principal payments on long-term debt	(347)	—	(347)
Net cash used in financing activities	(338)	—	(338)
Net decrease in cash and cash equivalents	(170)	—	(170)
Cash and cash equivalents at beginning of year	2,005	—	2,005
Cash and cash equivalents at end of year	$1,835	$—	$1,835

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$148	$—	$148
Income taxes	$—	$—	$—

	Consolidated Statement of Cash Flows
	Year Ended March 31, 2005	Adjustments	Year Ended March 31, 2005
(in thousands)	(As reported)		(As restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (A, B, E)	$486	$115	$601
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,319	—	1,319
Amortization of debt issue costs and other assets	27	—	27
Issuance of common stock and stock options in exchange for services	21	—	21
Provision for allowance for doubtful accounts	50	—	50
Net (increase) decrease in assets:		—
Accounts receivable	92	—	92
Refundable income taxes (B, E)	(86)	47	(39)
Inventories (A)	(466)	(162)	(628)
Prepaid expenses and other assets	(1)	—	(1)
Net increase (decrease) in liabilities:
Accounts payable	103	—	103
Accrued expenses	(217)	—	(217)
Net cash provided by operating activities	1,328	—	1,328
CASH FLOWS FROM INVESTING ACTIVITIES:
Maturity (purchase) of short-term investments (D)	(1,000)	100	(900)
Investment in equipment and leasehold improvements	(649)	—	(649)
Net cash used in investing activities	(1,649)	100	(1,549)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock and exercise of stock options and warrants, net of issuance costs	136	—	136
Principal payments on long-term debt	(341)	—	(341)
Net cash used in financing activities	(205)	—	(205)
Net decrease in cash and cash equivalents (D)	(526)	100	(426)
Cash and cash equivalents at beginning of year (D)	2,531	(100)	2,431
Cash and cash equivalents at end of year	$2,005	$—	$2,005

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$132	$—	$132
Income taxes	$178	$—	$178

	Consolidated Statement of Cash Flows
	Year Ended March 31, 2004	Adjustments	Year Ended March 31, 2004
(in thousands)	(As reported)		(As restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) (A, B, E)	$399	$(81)	$318
Adjustments to reconcile net income (loss) to cash provided by operating activities:		—
Depreciation and amortization	1,346	—	1,346
Amortization of debt issue costs and other assets	65	—	65
Issuance of common stock and stock options in exchange for services	8	—	8
Provision for (reduction of) allowance for doubtful accounts	36	—	36
Net (increase) decrease in assets:
Accounts receivable (C)	(408)	(10)	(418)
Refundable income taxes (B, E)	(2)	(4)	(6)
Inventories (A)	301	95	396
Prepaid expenses and other assets	(65)	—	(65)
Net increase (decrease) in liabilities:
Accounts payable	71	—	71
Accrued expenses	215	—	215
Net cash provided by operating activities	1,966	—	1,966
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments (D)	—	(100)	(100)
Investment in equipment and leasehold improvements	(413)	—	(413)
Net cash used in investing activities	(413)	(100)	(513)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock and exercise of stock options and warrants, net of issuance costs	477	—	477
Release of restricted cash deposit	250	—	250
Principal payments on long-term debt	(328)	—	(328)
Net cash provided by financing activities	399	—	399
Net increase (decrease) in cash and cash equivalents (D)	1,952	(100)	1,852
Cash and cash equivalents at beginning of year	579	—	579

Cash and cash equivalents at end of year (D)	$2,531	$(100)	$2,431

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$260	$—	$260
Income taxes	$17	$—	$17

Supplemental disclosure of non-cash financing activities:
Conversion of debentures to common stock	$1,250	$—	$1,250

Note 14 Quarterly Financial Data (Unaudited) (As Restated)

The following quarterly data has been derived from our unaudited consolidated financial statements that, in our opinion, reflect all recurring adjustments necessary to fairly present our financial information when read in conjunction with our Consolidated Financial Statements and Notes.  This quarterly information has been restated for, and as of the end of, all quarters of fiscal 2006 and all quarters of fiscal 2005 from previously reported information filed on Forms 10-Q and Forms 10-K, as a result of the restatement of our financial results as discussed in Note 13.  The results of operations for any quarter are not necessarily indicative of the results to be expected for any future period.

The errors identified in our previously issued consolidated financial statements are as follows:

(A)  We failed to include as a component of inventory cost certain fixed production costs such as depreciation, general insurance and minor compensation cost into inventory.   Inventories for March 31, 2006, 2005, 2004, 2003, and 2002 have been restated as were cost of sales and certain operating expenses as included in the Consolidated Statements of Operations for each of the years in the three year period ended March 31, 2006.  This restatement is a result of the discovery of the error subsequent to the filing of the original Form 10-K as filed with the SEC.  All inventories, cost of sales and operating expense balances, as presented in thisForm 10-K/A, properly reflect the inventory unit costs inclusive of these fixed production costs in accordance with Accounting Research Bulletin No. 43.

(B)  We have recorded certain Hawaii State Tax Credit adjustments which were considered immaterial in prior years. Refundable income taxes have been restated for the year ended March 31, 2005 and income tax expense (benefit) has been restated for each of the years in the three year period ended March 31, 2006.

(C)  We have recorded certain interest income adjustments which were considered immaterial in prior years. These impacted the years ended March 31, 2004 and 2003. These adjustments did not effect the attached quarerly information.

(D)         We reclassified certain certificates of deposit from cash to short-term investments in fiscal years 2005 and 2004.  This reclassification had no effect on reported net income (loss) or in cash flow from operations.

(E)           We have recorded certain tax adjustments which were considered immaterial to reports filed in prior periods. These adjustments impacted the years ended March 31, 2006, 2005, 2004 and 2003.

The following tables set forth the amounts previously reported in the Company’s consolidated balance sheets as of December 31, 2005, September 30, 2005, June 30, 2005, December 31, 2004, September 30, 2004, and June 30, 2004, and the Company’s consolidated statements of operations for the periods ended March 31, 2006, December 31, 2005, September 30, 2005, June 30, 2005, March 31, 2005, December 31, 2004, September 30, 2004, June 30, 2004, and the effect of the restatement adjustments, and the restated amounts.

Tables referred to above begin on page 59 and end on page 72.

	Consolidated Balance Sheet
	December 31, 2005	Adjustments	December 31, 2005
(in thousands, except share data)	(As reported)		(As restated)
ASSETS

Current assets:
Cash and cash equivalents	$1,951	$—	$1,951
Short-term investments	1,000	—	1,000
Accounts receivable, net	1,445	—	1,445
Refundable income taxes (E)	27	2	29
Inventories (A)	2,011	357	2,368
Prepaid expenses and other current assets	131	—	131
Total current assets	6,565	359	6,924

Equipment and leasehold improvements, net	10,358	—	10,358
Other assets	538	—	538
Total assets	$17,461	$359	$17,820

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:

Current maturities of long-term debt	$354	$—	$354
Accounts payable	448	—	448
Accrued expenses	567	—	567
Total current liabilities	1,369	—	1,369

Long-term debt, excluding current maturities	1,485	—	1,485
Total liabilities	2,854	—	2,854

Stockholders’ equity:
Common stock of $.005 par value, authorized 30,000,000 shares; issued and outstanding 20,913,765 shares	104	—	104
Additional paid-in capital	27,312	—	27,312
Accumulated other comprehensive income-foreign currency translation adjustments	2	—	2
Accumulated deficit (A, E)	(12,811)	359	(12,452)
Total stockholders’ equity	14,607	359	14,966
Total liabilities and stockholders’ equity	$17,461	$359	$17,820

	Consolidated Balance Sheet
	September 30, 2005	Adjustments	September 30, 2005
(in thousands, except share data)	(As reported)		(As restated)
ASSETS

Current assets:
Cash and cash equivalents	$2,054	$—	$2,054
Short-term investments	1,000	—	1,000
Accounts receivable, net	1,612	—	1,612
Refundable income taxes (B, E)	51	(22)	29
Inventories (A)	1,747	297	2,044
Prepaid expenses and other current assets	141	—	141
Total current assets	6,605	275	6,880
Equipment and leasehold improvements, net	10,621	—	10,621

Other assets	543	—	543
Toal assets	$17,769	$275	$18,044

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$354	$—	$354
Accounts payable	473	—	473
Accrued expenses	466	—	466
Total current liabilities	1,293	—	1,293

Long-term debt, excluding current maturities	1,572	—	1,572
Total liabilities	2,865	—	2,865

Stockholders’ equity:
Common stock of $.005 par value, authorized 30,000,000 shares; issued and outstanding 20,896,265 shares	104	—	104
Additional paid-in capital	27,298	—	27,298
Accumulated other comprehensive income—foreign currency translation adjustments	19	—	19
Accumulated deficit (A, B, E)	(12,517)	275	(12,245)
Total stockholders’ equity	14,904	275	15,179
Total liabilities and stockholders’ equity	$17,769	$275	$18,044

	Consolidated Balance Sheet
	June 30, 2005	Adjustments	June 30, 2005
(in thousands, except share data)	(As reported)		(As restated)
ASSETS
Current assets:
Cash and cash equivalents	$1,743	$—	$1,743
Short-term investments	1,000	—	1,000
Accounts receivable, net	2,371	—	2,371
Refundable income taxes (B, E)	51	(22)	29
Inventories (A)	1,589	273	1,862
Prepaid expenses and other current assets	168	—	168
Total current assets	6,922	251	7,173
Equipment and leasehold improvements, net	10,877	—	10,877
Other assets	541	—	541
Total assets	$18,340	$251	$18,591

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$354	$—	$354
Accounts payable	576	—	576
Accrued expenses	521	—	521
Total current liabilities	1,451	—	1,451
Long-term debt, excluding current maturities	1,658	—	1,658
Total liabilities	3,109	—	3,109
Stockholders’ equity:
Common stock of $.005 par value, authorized 30,000,000 shares; issued and outstanding 20,896,265 shares	104	—	104
Additional paid-in capital	27,298	—	27,298
Accumulated other comprehensive income—foreign currency translation adjustments	25	—	25
Accumulated deficit (A, B, E)	(12,196)	251	(11,945)
Total stockholders’ equity	15,231	251	15,482
Total liabilities and stockholders’ equity	$18,340	$251	$18,591

	Consolidated Balance Sheet
	December 31, 2004	Adjustments	December 31, 2004
(in thousands, except share data)	(As reported)		(As restated)
ASSETS
Current assets:
Cash and cash equivalents (D)	$2,582	$(1,000)	$1,582
Short-term investments (D)	—	1,000	1,000
Accounts receivable, net	2,414	—	2,414
Refundable income taxes (E)	14	25	39
Inventories (A)	1,476	240	1,716
Prepaid expenses and other current assets	126	—	126
Total current assets	6,612	265	6,877
Equipment and leasehold improvements, net	11,393	—	11,393
Other assets	568	—	568
Total assets	$18,573	$265	$18,838

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$346	$—	$346
Accounts payable	618	—	618
Accrued expenses	657	—	657
Total current liabilities	1,621	—	1,621
Long-term debt, excluding current maturities	1,838	—	1,838
Total liabilities	3,459	—	3,459
Stockholders’ equity:
Common stock of $.005 par value, authorized 30,000,000 shares; issued and outstanding 20,840,365 shares.	104	—	104
Additional paid-in capital	27,245	—	27,245
Accumulated other comprehensive income—foreign currency translation adjustments	40	—	40
Accumulated deficit (A, E)	(12,275)	265	(12,010)
Total stockholders’ equity	15,114	265	15,379
Total liabilities and stockholders’ equity	$18,573	$265	$18,838

	Consolidated Balance Sheet
	September 30, 2004	Adjustments	September 30, 2004
(in thousands, except share data)	(As reported)		(As restated)
ASSETS
Current assets:
Cash and cash equivalents (D)	$2,395	$(1,000)	$1,395
Short-term investments (D)	—	1,000	1,000
Accounts receivable, net	2,102	—	2,102
Refundable income taxes (E)	—	25	25
Inventories (A)	1,404	212	1,616
Prepaid expenses and other current assets	225	—	225
Total current assets	6,126	237	6,363
Equipment and leasehold improvements, net	11,598	—	11,598
Other assets	572	—	572
Total assets	$18,296	$237	$18,533

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$346	$—	$346
Accounts payable	676	—	676
Accrued expenses	630	—	630
Total current liabilities	1,652	—	1,652
Long-term debt, excluding current maturities	1,924	—	1,924
Total liabilities	3,576	—	3,576
Stockholders’ equity:
Common stock of $.005 par value, authorized 30,000,000 shares; issued and outstanding 20,764,140 shares	104	—	104
Additional paid-in capital	27,197	—	27,197
Accumulated other comprehensive income—foreign currency translation adjustments	20	—	20
Accumulated deficit (A, E)	(12,601)	237	(12,364)
Total stockholders’ equity	14,720	237	14,957
Total liabilities and stockholders’ equity	$18,296	$237	$18,533

	Consolidated Balance Sheet
	June 30, 2004	Adjustments	June 30, 2004
(in thousands, except share data)	(As reported)		(As restated)
ASSETS
Current assets:
Cash and cash equivalents (D)	$2,441	$(500)	$1,941
Short-term investments (D)	—	500	500
Accounts receivable, net	1,945	—	1,945
Refundable income taxes (E)	11	25	36
Inventories (A)	1,307	127	1,434
Prepaid expenses and other current assets	200	—	200
Total current assets	5,904	152	6,056
Equipment and leasehold improvements, net	11,748	—	11,748
Other assets	588	—	588
Total assets	$18,240	$152	$18,392

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$346	$—	$346
Accounts payable	716	—	716
Accrued expenses	568	—	568
Total current liabilities	1,630	—	1,630
Long-term debt, excluding current maturities	2,009	—	2,009
Total liabilities	3,639	—	3,639
Stockholders’ equity:
Common stock of $.005 par value, authorized 25,000,000 shares; issued and outstanding 20,748,990 shares	104	—	104
Additional paid-in capital	27,175	—	27,175
Accumulated other comprehensive income—foreign currency translation adjustments	44	—	44
Accumulated deficit (A, E)	(12,722)	152	(12,570)
Total stockholders’ equity	14,601	152	14,753
Total liabilities and stockholders’ equity	$18,240	$152	$18,392

CYANOTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Consolidated Statement of Operations
	Three Months Ended March 31, 2006	Adjustments	Three Months Ended March 31, 2006
(in thousands, except per share data)	(As reported)		(As restated)
Net sales	$3,252	$—	$3,252
Cost of sales (A)	2,180	258	2,438
Gross profit	1,072	(258)	814
Operating expenses:
Research and development (A)	48	(1)	47
Sales and marketing (A)	343	(6)	337
General and administrative (A)	462	(15)	447
Total operating expense	853	(22)	831
Income (loss) from operations	219	(236)	(17)
Other income (expense):
Interest income	10	—	10
Interest expense	(44)	—	(44)
Total other expense, net	(34)	—	(34)
Income (loss) before income taxes	185	(236)	(51)
Income tax benefit (E)	(9)	1	(8)
Net income (loss)	$194	$(237)	$(43)
Net income (loss) per share:
Basic	$0.01	$(0.01)	$(0.00)
Diluted	$0.01	$(0.01)	$(0.00)
Shares used in calculation of net income (loss) per share:
Basic	20,919	—	20,919
Diluted	20,955	—	20,919

CYANOTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Consolidated Statement of Operations
	Three Months Ended December 31, 2005	Adjustments	Three Months Ended December 31, 2005
(in thousands, except per share data)	(As reported)		(As restated)
Net sales	$2,333	$—	$2,333
Cost of sales (A)	1,712	(38)	1,674
Gross profit	621	38	659
Operating expenses:
Research and development (A)	45	(1)	44
Sales and marketing (A)	351	(4)	347
General and administrative (A)	461	(17)	444
Total operating expense	857	(22)	835
Income (loss) from operations	(236)	60	(176)
Other income (expense):
Interest income	13	—	13
Interest expense	(46)	—	(46)
Other expense, net	(2)	—	(2)
Total other expense, net	(35)	—	(35)
Income (loss) before income taxes	(271)	60	(211)
Income tax expense (benefit) (B, E)	23	(24)	(1)
Net income (loss)	$(294)	$84	$(210)
Net income (loss) per share:
Basic	$(0.01)	$0.00	$(0.01)
Diluted	$(0.01)	$0.00	$(0.01)
Shares used in calculation of net income (loss) per share:
Basic	20,906	—	20,906
Diluted	20,906	—	20,906

CYANOTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Consolidated Statement of Operations
	Three Months Ended September 30, 2005	Adjustments	Three Months Ended September 30, 2005
(in thousands, except per share data)	(As reported)		(As restated)
Net sales	$2,517	$—	$2,517
Cost of sales (A)	1,936	(1)	1,935
Gross profit	581	1	582
Operating expenses:
Research and development (A)	53	(1)	52
Sales and marketing (A)	304	(4)	300
General and administrative (A)	522	(18)	504
Total operating expense	879	(23)	856
Income (loss) from operations	(298)	24	(274)
Other income (expense):
Interest income	8	—	8
Interest expense	(35)	—	(35)
Other income, net	2	—	2
Total other expense, net	(25)		(25)
Income (loss) before income taxes	(323)	24	(299)
Income tax benefit	(2)	—	(2)
Net income (loss)	$(321)	$24	$(297)
Net income (loss) per share:
Basic	$(0.02)	$0.01	$(0.01)
Diluted	$(0.02)	$0.01	$(0.01)
Shares used in calculation of net income (loss) per share:
Basic	20,896	—	20,896
Diluted	20,896	—	20,896

CYANOTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Consolidated Statement of Operations
	Three Months Ended June 30, 2005	Adjustments	Three Months Ended June 30, 2005
(in thousands, except per share data)	(As reported)		(As restated)
Net sales	$3,029	$—	$3,029
Cost of sales (A)	2,004	20	2,024
Gross profit	1,025	(20)	1,005
Operating expenses:
Research and development (A)	46	(2)	44
Sales and marketing (A)	333	(5)	328
General and administrative (A)	438	(19)	419
Total operating expense	817	(26)	791
Income (loss) from operations	208	6	214
Other income (expense):
Interest income	15	—	15
Interest expense	(55)	—	(55)
Other expense, net	(10)	—	(10)
Total other expense, net	(50)	—	(50)
Income (loss) before income taxes	158	6	164
Income tax expense	5	—	5
Net income (loss)	$153	$6	$159
Net income (loss) per share:
Basic	$0.01	$0.00	$0.01
Diluted	$0.01	$0.00	$0.01
Shares used in calculation of net income (loss) per share:
Basic	20,896	—	20,896
Diluted	21,019	—	21,019

CYANOTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Consolidated Statement of Operations
	Three Months Ended March 31, 2005	Adjustments	Three Months Ended March 31, 2005
(in thousands, except per share data)	(As reported)		(As restated)
Net sales	$2,560	$—	$2,560
Cost of sales (A)	1,846	(13)	1,833
Gross profit	714	13	727
Operating expenses:
Research and development (A)	92	(1)	91
Sales and marketing (A)	310	(5)	305
General and administrative (A)	402	(8)	394
Total operating expense	804	(14)	790
Income (loss) from operations	(90)	27	(63)
Other income (expense):
Interest income	6	—	6
Interest expense	(41)	—	(41)
Other expense, net	(11)	—	(11)
Total other expense, net	(46)	—	(46)
Income (loss) before income taxes	(136)	27	(109)
Income tax expense (benefit) (B, E)	(62)	47	(15)
Net loss	$(74)	$(20)	$(94)
Net loss per share:
Basic	$(0.00)	$0.00	$(0.00)
Diluted	$(0.00)	$0.00	$(0.00)
Shares used in calculation of net loss per share:
Basic	20,877	—	20,877
Diluted	20,877	—	20,877

CYANOTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Consolidated Statement of Operations
	Three Months Ended December 31, 2004	Adjustments	Three Months Ended December 31, 2004
(in thousands, except per share data)	(As reported)		(As restated)
Net sales	$3,180	$—	$3,180
Cost of sales (A)	2,017	(4)	2,013
Gross profit	1,163	4	1,167
Operating expenses:
Research and development (A)	38	(1)	37
Sales and marketing (A)	301	(3)	298
General and administrative (A)	506	(20)	486
Total operating expense	845	(24)	821
Income from operations	318	28	346
Other income (expense):
Interest income	8	—	8
Interest expense	(43)	—	(43)
Other income, net	37	—	37
Total other income, net	2	—	2
Income before income taxes	320	28	348
Income tax benefit	(6)	—	(6)
Net income	$326	$28	$354
Net income per share:
Basic	$0.02	$0.00	$0.02
Diluted	$0.02	$0.00	$0.02
Shares used in calculation of net income per share:
Basic	20,771	—	20,771
Diluted	20,988	—	20,988

CYANOTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Consolidated Statement of Operations
	Three Months Ended September 30, 2004	Adjustments	Three Months Ended September 30, 2004
(in thousands, except per share data)	(As reported)		(As restated)
Net sales	$2,998	$—	$2,998
Cost of sales (A)	1,944	(62)	1,882
Gross profit	1,054	62	1,116
Operating expenses:
Research and development (A)	62	(2)	60
Sales and marketing (A)	297	(2)	295
General and administrative (A)	522	(19)	503
Total operating expense	881	(23)	858
Income from operations	173	85	258
Other income (expense):
Interest income	9	—	9
Interest expense	(40)	—	(40)
Other expense, net	(9)	—	(9)
Total other expense, net	(40)	—	(40)
Income before income taxes	133	85	218
Income tax expense	12	—	12
Net income	$121	$85	$206
Net income per share:
Basic	$0.01	$0.00	$0.01
Diluted	$0.01	$0.00	$0.01
Shares used in calculation of net income per share:
Basic	20,752	—	20,752
Diluted	21,035	—	21,035

CYANOTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Consolidated Statement of Operations
	Three Months Ended June 30, 2004	Adjustments	Three Months Ended June 30, 2004
(in thousands, except per share data)	(As reported)		(As restated)
Net sales	$2,707	$—	$2,707
Cost of sales (A)	1,820	5	1,825
Gross profit	887	(5)	882
Operating expenses:
Research and development (A)	65	(2)	63
Sales and marketing (A)	294	(3)	291
General and administrative (A)	367	(22)	345
Total operating expense	726	(27)	699
Income from operations	161	22	183
Other income (expense):
Interest income	8	—	8
Interest expense	(39)	—	(39)
Other expense, net	(2)	—	(2)
Total other expense, net	(33)	—	(33)
Income before income taxes	128	22	150
Income tax expense	15	—	15
Net income	$113	$22	$135
Net income per share:
Basic	$0.01	$0.00	$0.01
Diluted	$0.01	$0.00	$0.01
Shares used in calculation of net income per share:
Basic	20,738	—	20,738
Diluted	20,992	—	20,992

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

(a) Disclosure Controls and Procedures

Our management evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by the Original Filing. Based on that evaluation, our management initially concluded and disclosed in our Original Filing that, as of the end of such period, our disclosure controls and procedures were effective. As previously announced and disclosed in the Company’s Form 12b-25 (NT 10-Q) filed on August 8, 2006, an accounting review was initiated to address a matter involving the Company’s historical treatment of certain inventory related costs.  As a result of this review, errors were identified in the application of certain accounting practices and procedures related to accounting for certain fixed costs such as portions of depreciation, general insurance and minor compensation costs which should be included in the carrying value of inventory.   Based on the foregoing information, our chief executive officer and chief financial officer have re-evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act of 1934) as of the end of the period covered by the Original Filing. Based on such re-evaluation, our chief executive officer and our chief financial officer concluded and reported by filing a Form 8-K on December 1, 2006 that as of March 31, 2006 our disclosure controls and procedures were not effective because of the material weakness in our internal control described below.

                A material weakness in internal control over financial reporting (as defined in paragraph 140 of Auditing Standard No. 2 of the Public Company Accounting Oversight Board) is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected. A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects a company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles (GAAP) such that there is more than a remote likelihood that a misstatement of the company’s annual or interim consolidated financial statements that is more than inconsequential will not be prevented or detected.

                The Company identified the following internal control deficiency during the first quarter of fiscal year 2007 in conjunction with the Company’s previously disclosed intent to adopt Statement of Financial Accounting Standards No. 151 for the first quarter of fiscal year 2007:

                •  Controls over the accounting for inventory: The Company did not maintain effective controls over accounting for inventory. Specifically, the Company did not have effective policies and procedures and adequately trained and qualified accounting department staff to ensure that inventory included all inventoriable fixed cost components such as depreciation, portions of general insurance costs, and portions of direct labor burden costs in accordance with GAAP. As a result, of this material weakness, the Company was required to restate its consolidated financial statements as of and for fiscal years ended March 31, 2006, 2005 and 2004, and has restated selected financial data for the years ended March 31, 2003 and 2002 to adjust its inventory balances, cost of goods sold, and restated amounts of income and loss.

In light of the material weakness in our internal control over financial reporting described above, we performed additional analysis and other post-closing procedures to ensure our consolidated financial statements as restated are prepared in accordance with GAAP. We implemented certain changes in internal control over financial reporting and will continue to implement remediation efforts, as described below under section (b). Accordingly, we believe that the consolidated financial statements included in this Form 10-K/A fairly present in all material respects our financial position, results of operations and cash flows for the periods presented.

(b) Changes in Internal Control Over Financial Reporting

                In the Original Filing, our management concluded that there had not been any changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter and year ended March 31, 2006, that had materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting. Subsequently, in connection with the identification of the material weaknesses described in section (a) above we have made improvements and will make additional improvements to our internal control over financial reporting, including:

          •  We will hire additional qualified accounting department staff to oversee inventory and related accounting and financial reporting matters.

          •  We will thoroughly document our inventory accounting system and procedures and will regularly review this documentation in light of actual practice to ensure that both are adequately controlled to assure that the accounting for inventory is in accordance with GAAP.

          •  We will conduct periodic analysis of our inventory accounting systems and procedures and will regularly review the results to ensure that our procedures and systems are adequately controlled and that the accounting for inventory is in accordance with GAAP.

          •  In response to the foregoing and as part of its remediation efforts, management has recommended and the Company’s Audit Committee and Board of Directors have approved and adopted a remediation plan which includes, in summary, that policies and procedures will be designed to ensure full compliance with GAAP, particularly as it applies to inventory accounting, and will address key financial reporting risk elements.  In addition, the Company will assure that its resulting disclosures are subject to adequate review and a rigorous review process prior to finalizing and releasing financial statements.  The Company has and will continue to update its inventory accounting systems and procedures to properly accommodate specific inventoriable fixed costs in accordance with GAAP.   Additionally, the Company will continue to identify resources with the critical skills necessary to ensure full compliance with GAAP.

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

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference from the sections captioned “Executive Compensation and Other Information,” “Equity Compensation Plan Information,” “Option Grants in Last Fiscal Year,” “Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values,” and “Stockholder Return Performance Graph” contained in Cyanotech’s definitive 2006 Proxy Statement.

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
Report of Independent Registered Public Accounting Firm

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

21.1	Subsidiaries of the Company (Incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2003, File No. 0-14602)
23.1*	Consent of Independent Registered Public Accounting Firm signed February 13, 2007.
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of February 13, 2007.
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of February 13, 2007.
32.1*	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed as of February 13, 2007.
32.2*	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed as of February 13, 2007.

* Included herewith. Other exhibits were filed as shown above.

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

Under date of June 16, 2006, except as to Note 13, which is as of February 13, 2007, we reported on the consolidated balance sheets of Cyanotech Corporation and subsidiaries (the Company) as of March 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended March 31, 2006, which are included in the Company’s March 31, 2006 annual report on Form 10-K/A.  In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in Item 15(a)(2). The financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 13 to the consolidated financial statements, the Company has restated its consolidated financial statements as of March 31, 2006 and 2005 and for each of the years in the three-year period ended March 31, 2006.

/s/ KPMG LLP

Honolulu, Hawaii
June 16, 2006, except as to Note 13, which
is as of February 13, 2007

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of February, 2007.

CYANOTECH CORPORATION

By:	/s/ Gerald R. Cysewski, Ph. D.
Gerald R. Cysewski, Ph. D.
Chairman of the Board, President
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Gerald R. Cysewski, Ph. D.	Chairman of the Board, President and	February 13, 2007
Gerald R. Cysewski, Ph. D.	Chief Executive Officer (Principal Executive Officer and Director)

/s/ William R. Maris	Chief Financial Officer, Vice President—	February 13, 2007
William R. Maris	Finance and Administration, Secretary and Treasurer

/s/ Michael A. Davis	Director	February 13, 2007
Michael A. Davis

/s/ Gregg W. Robertson	Director	February 13, 2007
Gregg W. Robertson

/s/ David I. Rosenthal	Director	February 13, 2007
David I. Rosenthal

/s/ John T. Waldron	Director	February 13, 2007
John T. Waldron

/s/ Paul C. Yuen	Director	February 13, 2007
Paul C. Yuen