Form 10-Q
period 2006-06-30
CYANOTECH CORP
filed 2007-02-20
CIK 768408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarterly Period Ended June 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No  ☒

Number of common shares outstanding as of February 12, 2007:

Title of Class	Shares Outstanding
Common stock - $0.020 par value	5,233,543

CYANOTECH CORPORATION

FORM 10-Q

Explanatory Note – Restatement of Financial Information

On December 1, 2006, Cyanotech Corporation (the “Company”) filed a Current Report on Form 8-K with the Securities and Exchange Commission (“SEC”) announcing that it would be restating certain consolidated financial statements in amendments to its annual report on Form 10-K/A for the fiscal year ended March 31, 2006.  As more fully described in Note 13 to the Consolidated Financial Statements in Form 10-K/A filed February 14, 2007, the Company identified errors in the application of certain accounting practices and procedures.  The restatement and filing of Form 10-K/A was primarily the result of the Company’s failure to include as a component of inventory cost certain fixed production costs such as depreciation, general insurance and minor compensation cost.  All inventories, cost of sales and operating expense balances, as presented in thisForm 10-Q, properly reflect the inclusion of these fixed production costs in accordance with Accounting Research Bulletin No. 43.  In addition, the restatement and filing of Form 10-K/A also included adjustments for certain Hawaii State Tax Credits and interest income for the years ended March 31, 2004 and 2003, and tax adjustments for the years ended March 31, 2006, 2005, 2004, and 2003, all of which where considered immaterial in prior years.  In addition, refundable income taxes were restated for each of the years in the three year period ended March 31, 2006 and the reclassification of certain certificates of deposit from cash to short-term investments in fiscal years 2005 and 2004.  These reclassifications had no effect on reported net income (loss) or in cash flow from operations.  The foregoing adjustments and reclassifications are, where appropriate, reflected in the comparative restated information presented in this Form 10-Q.

The Company is filing this Form 10-Q for the fiscal quarter ended June 30, 2006.  Restated amounts from the consolidated balance sheet, as of March 31, 2006, and the statement of operations and consolidated statement of cash flows for the three months ended June 30, 2005 are included in this filing.  The Company will not file a Form 10-Q/A for the quarterly period ended June 30, 2005, and the consolidated financial statements and related information contained in that report should no longer be relied upon.

On November 3, 2006, the Company implemented a one for four stock split at which time the share price closed at $0.43 with 20,934,565 common shares outstanding.  As the stock split occurred after the close of the Company’s fiscal quarter and prior to the issuance of the financial statements, all share data and per share data in these financial statements and notes to financial statements reflect the effect of the split as if it occurred prior to the end of the current fiscal quarter.

This Form 10-Q should be read in conjunction with the Company’s Form 10-K/A for the fiscal year ended March 31, 2006 filed February 14, 2007.  Prior period comparative information contained in this Form 10-Q has been restated consistent with the Company’s Form 10-K/A  and to reflect the Company’s one-for-four reverse stock split (see Notes 2 and 3 of Notes to Consolidated Financial Statements included in the Form 10-Q).

The Company did not file Form 10-K/A, for the fiscal years 2005 or 2004, or Form 10-Q/A, for the interim periods affected by the restatement prior to and including December 31, 2005.  The consolidated financial statements and related financial information for such periods as previously filed, contain errors and should therefore no longer be relied upon. The related audit reports for the years ended March 31, 2005 and 2004 of KPMG LLP, the Company’s independent registered public accounting firm, with respect to those financial statements should also no longer be relied upon.

Potential Delisting of Our Common Stock From Nasdaq Capital Market Trading. See Risk Factors – Part II, Item 1A herein.

CYANOTECH CORPORATION

FORM 10-Q

CYANOTECH CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except per share amounts)

(Unaudited)

	June 30,	March 31,
	2006	2006
		(As Restated)
ASSETS
Current assets:
Cash and cash equivalents	$2,055	$1,835
Short-term investments	700	700
Accounts receivable, net	1,797	2,209
Refundable income taxes	20	17
Inventories (see Note 4)	2,215	2,056
Prepaid expenses and other	130	99
Total current assets	6,917	6,916

Equipment and leasehold improvements, net (see Note 5)	9,884	10,164
Other assets	419	515
Total assets	$17,220	$17,595

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$364	$364
Accounts payable	608	485
Accrued expenses	351	420
Total current liabilities	1,323	1,269

Long-term debt, excluding current maturities (see Note 6)	1,300	1,387
Total liabilities	2,623	2,656

Stockholders’ equity: (see Notes 2 and 3)
Common stock of $0.02 par value, shares authorized 7,500,000; 5,233,543 shares issued and outstanding at June 30, 2006 and 5,232,066 at March 31, 2006	105	105
Additional paid-in capital	27,333	27,330
Accumulated other comprehensive income (loss) - foreign currency translation adjustments	1	(1)
Accumulated deficit	(12,842)	(12,495)
Total stockholders’ equity	14,597	14,939

Total liabilities and stockholders’ equity	$17,220	$17,595

See accompanying Notes to Consolidated Financial Statements.

CYANOTECH CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,
	2006	2005
		(As Restated)

NET SALES	$2,444	$3,029
COST OF PRODUCT SALES	1,973	2,024
Gross Profit	471	1,005

OPERATING EXPENSES:
Research and development	30	44
Sales and marketing	290	328
General and administrative	462	419
Total operating expenses	782	791

Income (loss) from operations	(311)	214

OTHER INCOME (EXPENSE):
Interest income	9	15
Interest expense	(47)	(55)
Other expense, net	—	(10)
Total other expense, net	(38)	(50)

Income (loss) before income taxes	(349)	164

INCOME TAX EXPENSE (BENEFIT)	(2)	5

NET INCOME (LOSS)	$(347)	$159

NET INCOME (LOSS) PER SHARE: (See Note 7)
Basic	$(0.07)	$0.03
Diluted	$(0.07)	$0.03

SHARES USED IN CALCULATION OF NET INCOME (LOSS) PER SHARE:
Basic	5,232	5,224
Diluted	5,232	5,255

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$(347)	$159
Other comprehensive income (loss)	2	(2)
	$(345)	$157

See accompanying Notes to Consolidated Financial Statements.

CYANOTECH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended June 30,
	2006	2005
		(As Restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(347)	$159

Adjustment to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation	335	337
Amortization of debt issue costs and other assets	9	8
Provision for allowance for doubtful accounts	4	13
Net (increase) decrease in assets:
Accounts receivable	408	(315)
Refundable income taxes	(3)	46
Inventories	(159)	(30)
Prepaid expenses and other assets	58	(87)
Net increase (decrease) in liabilities:
Accounts payable	123	(401)
Accrued expenses	(69)	134

Net cash provided by (used in) operating activities	359	(136)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in equipment and leasehold improvements	(55)	(40)

CASH FLOWS FROM FINANCING ACTIVITES:
Proceeds from exercise of stock options	3	—
Principal payments on long-term debt	(87)	(86)

Net cash used in financing activities	(84)	(86)

Net increase (decrease) in cash and cash equivalents	220	(262)

Cash and cash equivalents at beginning of period	1,835	2,005

Cash and cash equivalents at end of period	$2,055	$1,743

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$40	$35

Income taxes	$1	$4

See accompanying Notes to Consolidated Financial Statements.

CYANOTECH CORPORATION

FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2006

(Unaudited)

1.                                       BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  These consolidated financial statements and notes should be read in conjunction with the Company’s consolidated financial statements contained in the Company’s previously filed report on Form 10-K/A for the year ended March 31, 2006.

The Company consolidates enterprises in which it has a controlling financial interest. The accompanying consolidated financial statements include the accounts of Cyanotech Corporation and its wholly owned subsidiaries, Nutrex Hawaii, Inc. and Cyanotech Japan YK.  All significant intercompany balances and transactions have been eliminated in consolidation.  While the financial information furnished for the three month period ended June 30, 2006 is unaudited, the statements in this report reflect all material items which, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the dates of the consolidated balance sheets.  The operating results for the interim period presented are not necessarily indicative of the results that may be expected for the year ending March 31, 2007.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the balance sheet date and the reported amounts of revenues and expenses during the period reported.  Management reviews theses estimates and assumptions periodically and reflects the effect of revisions in the period that they are determined to be necessary.  Actual results could differ from those estimates and assumptions.

2.             REVERSE STOCK SPLIT

On September 15, 2006 the Company’s Board of Directors approved a one-for-four reverse stock split on our outstanding common stock and a proportional decrease in the number of common shares authorized from 30,000,000 to 7,500,000.  The reverse stock split was effective on November 3, 2006 at which time the share price closed at $0.43 with 20,934,565 common shares outstanding.  On November 6, 2006, the share price opened at $1.72 with 5,233,641 common shares outstanding resulting from the reverse stock split with the expectation that most stockholders of common stock will not exchange their shares as such exchange is not mandatory and stockholders may keep the originally issued shares for exchanged value.  Fractional shares were paid with cash totaling less than $1,000.  The long term future impact of the reverse stock split on the Company’s stock price is uncertain.

The reverse stock split decision by the Board of Directors was taken to bring the outstanding shares of common stock in line with the Company’s size and value and to bring the price of such stock into compliance with the Nasdaq listing requirement of at least $1.00 per share.  The Company had been notified by Nasdaq that it was subject to delisting for failure of the stock to trade at $1.00 per share or above.  On November 20, 2006, the Company received a letter from Nasdaq indicating the closing bid price of its common stock had been at $1.00 per share or greater for at least 10 consecutive business days.  Accordingly, the Company regained compliance with Marketplace Rule 4310(c)(4).

As the stock split occurred after the close of the Company’s fiscal quarter ended June 30, 2006 and prior to the issuance of these financial statements, all share option data and per share data in these financial statements and notes to financial statements reflect the effects of the stock split as if it occurred for all periods presented.  The number of shares used in per share data was determined as if all outstanding shares at June 30, 2006 were exchanged.

3.             STOCK-BASED COMPENSATION

Effective April 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standard No. 123(R) (“SFAS No. 123R”), “Share-Based Payment,” for its share-based compensation plans, which is a revision of Statement of Financial Accounting Statement No. 123 “Accounting for Stock-Based Compensation”.  On March 29, 2005, the SEC staff issued Staff Accounting Bulletin No. 107, “Share-Based Payment” (SAB No. 107), which expressed the SEC staff’s views on SFAS No. 123R, but did not modify any of SFAS No. 123R’s provisions.  SFAS No. 123R requires an entity to measure the cost of employee services received in exchange for an award.  If an award vests or becomes exercisable based on the achievement of a condition other than service, performance or market condition, the award is liability-classified.  Liability-classified awards are remeasured to fair value at each balance sheet date until the award is settled.  Equity-classified awards, including grants of employee stock options, are measured at the grant-date fair value of the award and are not subsequently remeasured.  The cost of equity-classified awards is recognized in the income statement over the period during which an employee is required to provide the service in exchange for the award.  In the Company’s case, all of the Company’s stock options are equity-classified awards.

Under the 2005 Stock Option Plan (the “2005 Plan”), 200,000 shares of common stock are reserved for issuance and the plan terminates on August 21, 2015. Under the 2005 Plan, eligible employees and certain independent consultants may be granted options to purchase shares of the Company’s Stock. The shares issuable under the 2005 Plan will either be shares of the Company’s authorized but previously unissued common stock or shares reacquired by the Company, including shares purchased on the open market.  As of June 30, 2006, 195,000 options remained available for grant under the 2005 Plan.  Concurrent with the 2005 Plan approval on August 22, 2005, the 1995 Stock Option Plan was terminated except for the outstanding options issued thereunder.

Options under the 2005 Plan are granted, and are vested and exercisable as determined by the Board of Directors or the Stock Option and Compensation Committee of the Board in accordance with the provisions of the 2005 Stock Option Plan. The number of options granted, vesting, exercise, and other conditions are set forth in a Stock Option Agreement evidencing each grant. No option can have a life in excess of ten (10) years.  All shares granted in the form of options under the 2005 Plan will reduce, on a share for share basis, the number of shares available for subsequent grants. Option grants which forfeit under the terms of the 2005 Plan will return to the pool of reserved shares and be available for subsequent grants under the terms of the 2005 Plan.

SFAS No. 123R offers several alternatives for implementation, among them the Modified Prospective Method of accounting for compensation costs related to “Share Based Payments” which the Company has determined to apply.  In the Company’s case, its employee incentive stock options are “plain vanilla” as defined by the SEC in SAB No. 107, normally vesting over a five year period and exercisable under the terms of the Company’s Stock Plan up to ten years from date of grant.  Because the Company’s future employee incentive stock options are expected to be “plain vanilla”, they will be reflected only in Equity and Compensation Expense accounts.  The Company has determined that a Black-Scholes-Merton model will be most reflective of the fair value of option grants, consistent with the provisions of SFAS No. 123R and SAB No. 107.  Key input and assumptions used to estimate the fair value of stock options include the grant price of the award, the expected option term, volatility of the Company’s stock, risk-free rate and the Company’s dividend yield.  Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company.

There is no unrecognized compensation cost related to nonvested stock options as of June 30, 2006. Currently outstanding nonvested options are options that were granted to non-employees and the compensation cost for these options was recognized in prior years operating results.  There are no nonvested employee options because, on March 23, 2006, in response to SFAS No. 123R, the Compensation and Stock Option Committee of the Company’s Board of Directors approved accelerating the vesting of all outstanding unvested employee incentive stock options under the provisions of APB Opinion No. 25, and related interpretations.  Options held by non-employees and directors were not included in the vesting acceleration.  The decision to accelerate vesting of all outstanding unvested employee incentive stock options was made to avoid recognizing, pursuant to the Company’s April 1, 2006 adoption of SFAS No. 123R, the non-cash compensation cost related to unvested employee incentive stock options. It is estimated that the total future compensation expense that was avoided by acceleration of vesting was $78,000, before tax, based upon the March 23, 2006 acceleration date. A portion of this amount would have impacted the quarter ended June 30, 2006 had the acceleration not occurred. No options were granted by the Company during the three-month period ending June 30, 2006.  Had any options been granted, related compensation expense under the provisions of SFAS No. 123R would have been reflected in the Consolidated Statements of Operations.

The Independent Director Stock Option and Stock Grant Plan (the “2004 Plan”) has 75,000 shares of common stock reserved for issuance.  Under the 2004 Plan, upon election to the Board of Directors, a newly elected non-employee director is granted a ten-year option to purchase 1,000 shares of the Company’s common stock at a fair market value on the date of grant.  All such options are granted at fair market value on the date of grant.  Options granted vest and become exercisable six months from the date of grant.  In addition, on the date of each Annual Meeting of Stockholders, each non-employee director continuing in office is automatically granted, without payment, 875 shares of common stock, non-transferable for six months following the date of grant.  As of June 30, 2006, 69,500 options remained available for grant under the 2004 Plan.  Concurrent with the 2004 Plan approval on August 16, 2004, the 1994 Non-Employee Director Stock Option and Stock Grant Plan was terminated except for the outstanding options issued thereunder.

The following table summarizes the post-reverse-split-adjusted weighted average characteristics of outstanding stock options as of June 30, 2006 for various exercise price ranges:

	Outstanding Options			Exercisable Options
	Number of	Remaining	Weighted	Number of	Weighted
Range of Exercise Prices	Shares	Life (Years)	Average Price	Shares	Average Price
$1.84-$3.08	59,582	2.0	$2.25	59,066	$2.26
$3.88-$6.75	43,568	2.2	4.38	41,834	4.38
$14.75-$24.50	7,000	1.6	15.80	7,000	15.80
Total stock options at June 30, 2006	110,150		3.95	107,900	3.96

A summary of option activity under the Company’s stock plans for the quarter ended June 30, 2006 is presented below:

Option Activity	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2006	117,230	$3.91	2.3 years
Granted	—	—	—
Exercised	(1,575)	$2.15
Forfeited or expired	(5,505)	$3.43
Outstanding at June 30, 2006	110,150	$3.95	2.1 years	$435,093
Exercisable at June 30, 2006	107,900	$3.96	2.1 years	$427,284

A summary of non-vested options for the quarter ended June 30, 2006 is presented below:

Nonvested Options	Shares	Weighted Average Grant-Date Fair Value
Nonvested at March 31, 2006	2,953	$3.98
Granted	—	—
Vested	(703)	$2.79
Forfeited or expired	—	—
Nonvested at June 30, 2006	2,250	$3.84

Prior to April 1, 2006, as allowed by Statement of Financial Accounting Statement No. 123 (“SFAS No. 123”), Accountingfor Stock-Based Compensation, the Company elected to apply the intrinsic value-based method of accounting for employee based stock options and adopted only the disclosure requirements of SFAS No. 123.  The following table illustrates the effect on net income and net income per common share as if the Company had applied the fair-value method under SFAS No. 123 to its employee stock options for the three month comparable period ended June 30, 2005:

Three Months Ended June 30,
2005
(As Restated)
Net income (loss), as reported	$159
Deduct stock-based employee compensation expense determined under fair-value method for all awards	(20)
Pro forma net income (loss)	$139

Basic net income (loss) per common share:
As reported	$0.03
Pro forma	$0.03

Diluted net income (loss) per common share
As reported	$0.03
Pro forma	$0.03

The total intrinsic value of options exercised during the quarter ending June 30, 2006 was $1,000.  The amount of cash received from option exercises during the quarter ended June 30, 2006 was $3,000.  Because qualified employee incentive options were exercised and the Company has significant operating loss carry forwards, there were no tax consequences as a result of option exercises during the quarter ended June 30, 2006.

4.                                       INVENTORIES

Inventories are stated at the lower of cost (which approximates first-in, first-out) or market.  Market is defined as sales price less cost to dispose and a normal profit margin.  Inventories consist of the following (dollars in thousands):

	June 30, 2006	March 31, 2006
		(As Restated)
Raw materials	$243	$240
Work in process	268	260
Finished goods	1,567	1,432
Supplies	137	124
	$2,215	$2,056

5.             EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives for equipment and furniture and fixtures, or the shorter of the land lease term or estimated useful lives for leasehold improvements as follows:

Equipment	3 to 10 years
Furniture and fixtures	7 years
Leasehold improvements	10 to 20 years

Equipment and leasehold improvements consist of the following (dollars in thousands):

	June 30, 2006	March 31, 2006
		(As Restated)
Equipment	$10,561	$10,461
Leasehold improvements	14,658	14,642
Furniture and fixtures	86	86
	25,305	25,189
Less accumulated depreciation and amortization	(15,662)	(15,327)
Construction in-progress	241	302
Equipment and leasehold improvements, net	$9,884	$10,164

6.             TERM LOAN AGREEMENT COVENANTS WAIVER

The Company’s long-term debt consists of a Term Loan Agreement (“Term Loan”) with a lender providing for $3.5 million in aggregate credit facilities, secured by the Company’s assets.  The Term Loan contains restrictive covenants.  The Company obtained a waiver of the debt covenants that may not be in compliance as a result of the restatement of previously issued financial statements and as related to the untimely submission of its quarterly financial statements for the first quarter ended June, 30, 2006 (see Note 9).

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

Reconciliations between the numerator and the denominator of the basic and diluted earnings per share computations for the three months ended June 30, 2006 and June 30, 2005 are as follows including post-reverse-split-adjustments:

	Three Months Ended June 30, 2006
	Net Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands)	(in thousands)
Basic loss per share	$(347)	5,232	$(0.07)
Effect of dilutive securities –
Common stock options and warrants	—	—
Diluted loss per share	$(347)	5,232	$(0.07)

	Three Months Ended June 30, 2006
	Net Income	Shares	Per Share
(As Restated)	(Numerator)	(Denominator)	Amount
	(in thousands)	(in thousands)
Basic earnings per share	$159	5,224	$0.03
Effect of dilutive securities –
Common stock options and warrants	—	—
Diluted earnings per share	$159	5,255	$0.03

The following securities were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive (in thousands):

	Three Months Ended
	June 30,
	2006	2005
Stock options and warrants	115	90

8.     NEW ACCOUNTING PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 151 (“SFAS No. 151”) “Inventory Costs – an Amendment of Accounting Research Bulletin No. 43, Chapter 4”.  SFAS No. 151 requires that abnormal amounts of freight, handling costs and wasted material (spoilage) be recognized as current-period charges and fixed production overhead costs be allocated to inventory based on the normal capacity of production facilities.  Normal capacity is defined as “the production expected to be achieved over a number of periods or seasons under normal circumstances, taking into account the loss of capacity resulting from planned maintenance”.  Companies will no longer be permitted to capitalize inventory costs on the balance sheet when the production defect rate varies significantly from the expected defect rate.  The Company adopted SFAS No. 151 effective April 1, 2006. For the three months ended June 30, 2006, production costs of approximately $36,000 or $0.01 per diluted share were not inventoried and are reflected in cost of sales as of June 30, 2006. The costs were not inventoried due to production below normal capacity.

In December 2004, the FASB issued SFAS No. 153, “Exchange of Nonmonetary Assets, an amendment of APB Opinion No. 29, “Accounting for Nonmonetary Transactions”.  SFAS No. 153 is based on the principle that exchange of nonmonetary assets should be measured based on the fair market value of the assets exchanged.  SFAS No. 153 eliminates the exception of nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  SFAS No. 153 is effective for nonmonetary asset exchanges in fiscal periods beginning after June 15, 2005.  The Company adopted SFAS No. 153 effective April 1, 2006.  Adoption of the provisions of SFAS No. 153 had no material impact on the Company’s financial condition, results of operations, or liquidity.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3”.  SFAS No. 154 requires retrospective application for voluntary changes in accounting principle unless it is impracticable to do so.  In addition, indirect effects of a change in accounting principle should be recognized in the period of the accounting change.  The Company adopted SFAS No. 154 effective April 1, 2006.  Because the impact of adopting the provisions of SFAS No. 154 will be dependent on future events or circumstances, management cannot predict such impact.

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes, an

interpretation of FASB Statement No. 109”.  This interpretation prescribes a “more-likely-than-not” recognition threshold and measurement attribute (the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement with tax authorities) for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006.  The Company will adopt FIN No. 48 on April 1, 2007 and has not yet determined the impact of these provisions on the Company’s results of operations, financial condition or liquidity.

In June 2006, the FASB ratified the consensus on Emerging Issues Task Force Issue No. 06-3 (“EITF No. 06-3”), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement”.  The scope of EITF No. 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, Universal Service Fund (USF) contributions and some excise taxes.  The Task Force affirmed its conclusion that entities should present these taxes in the income statement on either a gross or a net basis based on their accounting policy, which should be disclosed pursuant to APB Opinion No. 22, “Disclosure of Accounting Policies.”  If such taxes are significant and are presented on a gross basis, the amounts of those taxes should be disclosed.  The consensus on EITF No. 06-3 will be effective for interim and annual reporting periods beginning after December 15, 2006.  The Company will adopt EITF No. 06-3 on January 1, 2007 and has elected to present these taxes on a gross basis consistent with its accounting policy and historical treatment.   For future periods after January 1, 2007, if material, the Company will disclose such taxes.

On September 13, 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB No. 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements of Current Year Financial Statements” which expresses the SEC’s views regarding the process of quantifying financial statement misstatements.  SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements (misstatements that were not corrected at the end of the prior year) in quantifying current year misstatements for the purpose of a materiality assessment.  Common practice in quantifying a misstatement allows for multiple approaches.   A misstatement can be based on the amount of the error originating in the current year income statement or be based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year(s) of origination.  Therefore, in quantifying the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements, errors should be measured under each approach and evaluated for materiality.  An adjustment would be required when either approach results in quantifying a misstatement that is material, as defined in FASB Concepts Statement No. 2, after considering all relevant quantitative and qualitative factors.  SAB 108 is effective for fiscal years ended after November 15, 2006. We expect the application of the standard to have no impact on the Company.

On September 15, 2006, the FASB issued SFAS No. 157, Fair Value Measurement (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  The Company is evaluating the impact of adopting SFAS 157 on the Company’s consolidated financial position, results of operations and cash flows.

9.             LISTING STATUS: RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

On December 1, 2006, Cyanotech Corporation filed a Current Report on Form 8-K with the SEC announcing that based on the current findings of its previously announced accounting review, it had determined to restate certain of its previously issued financial statements.   Since that time, we completed our accounting review and determined that certain of the errors resulted from deficiencies in our internal control over financial reporting.  See Item 4 Controls and Procedures in this Form 10-Q and Item 9A Controls and Procedures in Form 10-K/A filed February 14, 2007.   Due to the inventory valuation issues involved and the time and effort required for completion of the restatement reflected in the Form 10-K/A, the Company is delinquent in the filing of this Form 10-Q.  On December 18, 2006, the Company received a Determination Letter (the “Letter”) from the Nasdaq Listing Qualifications Hearings Panel (the “Panel”).  In its letter, the Panel granted, subject to certain conditions, the Company’s request for continued listing on the Nasdaq Stock Market.   The Panel determined the Company will have until February 20, 2007 to file its late Form 10-Q for the quarter ended June 30, 2006, its Form 10-Q for the quarter ended September 30, 2006, and the Form 10-K/A restatement filed February 14, 2007.  The decision represents the full extent of the Panel’s authority to grant an exception pursuant to Marketplace Rule 4002(b). The Company has filed an appeal on February 20, 2007 with the Nasdaq Listing and Review Council of the Panel’s determination requesting a stay of the delisting of its common stock until February 28, 2007.

The Company’s Form 10-K/A for the fiscal years ended March 31, 2006 and 2005 amended and restated the:

(1)   consolidated balance sheets as of March 31, 2006 and 2005;

(2)   consolidated statements of operations, stockholder’s equity and comprehensive income (loss) and cash flows for each of the years in the three year period ended March 31, 2006;

(3)   accumulated deficit as of March 31, 2003;

(4)   selected financial data for the years ended March 31, 2006, 2005, 2004, 2003 and 2002; and

(5)   certain financial data for the quarterly periods ended March 31, 2006, and December 31, September 30, June 30, and March 31, 2005 and December 31, September 30, and June 30, 2004.

The errors or adjustments identified in our previously issued consolidated financial statements are as follows:

(A)      We failed to include as a component of inventory cost certain fixed production costs such as depreciation, general insurance and minor compensation cost into inventory.  Inventories for March 31, 2006, 2005, 2004 and 2003, and for the quarterly periods within 2006 and 2005, were restated as were cost of sales and certain operating expenses as included in the Consolidated Statements of Operations for each of the years in the three year period ended March 31, 2006.  This restatement was a result of the discovery of the error subsequent to the filing with the SEC of the Original Form 10-K as filed with the SEC.  All inventories, cost of sales and operating expense balances, as presented in this Form 10-Q, properly reflect the inventory unit costs which includes these fixed production costs in accordance with Accounting Research Bulletin No. 43.

(B)        We recorded certain Hawaii State Tax Credit adjustments which were considered immaterial in prior years.  Refundable income taxes were restated for the year ended March 31, 2005.  Income tax expense (benefit) was restated for each of the years in the three year period ended March 31, 2006 but had no impact on net loss for the three months ended June 30, 2006 and 2005.

(C)        We recorded certain interest income adjustments which were considered immaterial in prior years.  These impacted the years ended March 31, 2004 and 2003 but had no impact on the three months ended June 30, 2005.

(D)       We reclassified certain certificates of deposit from cash to short-term investments in fiscal years 2005 and 2004.  These reclassifications had no effect on reported net income (loss) or in cash flows from operations for the years ended March 31, 2005 and 2004.  Cash flows from operations for the three months ended June 30, 2005 were restated.

(E)         We recorded certain tax adjustments which were considered immaterial to reports filed in prior periods.  These adjustments impacted the years ended March 31, 2005, 2004 and 2003.  Cash flows from operations for the three months ended June 30, 2005 were restated.

Quarterly data has been derived from our unaudited consolidated financial statements that, in our opinion, reflect all recurring adjustments necessary to fairly present our financial information when read in conjunction with our Consolidated Financial Statements and Notes.  This quarterly information has been restated for, and as of the end of, all quarters of fiscal 2006 and all quarters of fiscal 2005 from previously reported information filed on Forms 10-Q and Forms 10-K, as a result of the restatement of our financial results as discussed above.  The results of operations for any quarter are not necessarily indicative of the results to be expected for any future period.

The following table sets forth the amounts previously reported in the Company’s consolidated statement of operations for the period ended June 30, 2005 and the effect of the restatement adjustments, and the restated amounts.

	Consolidated Statement of Operations
(in thousands, except per share data)	Three Months Ended June 30, 2005	Adjustments	Three Months Ended June 30, 2005
	(As reported)	(As restated)
Net sales	$3,029	$—	$3,029
Cost of sales (A)	2,004	20	2,024
Gross profit	1,025	(20)	1,005
Operating expenses:
Research and development (A)	46	(2)	44
Sales and marketing (A)	333	(5)	328
General and administrative (A)	438	(19)	419
Total operating expense	817	(26)	791
Income (loss) from operations	208	6	214
Other income (expense):
Interest income	15	—	15
Interest expense	(55)	—	(55)
Other expense, net	(10)	—	(10)
Total other expense, net	(50)	—	(50)
Income (loss) before income taxes	158	6	164
Income tax expense	5	—	5
Net income (loss)	$153	$6	$159
Net income (loss) per share:
Basic	$0.03	$0.00	$0.03
Diluted	$0.03	$0.00	$0.03
Shares used in calculation of net income (loss) per share:
Basic	5,224	—	5,224
Diluted	5,255	—	5,255

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report on Form 10-Q contains forward-looking statements regarding the future performance of Cyanotech and future events that involve risks and uncertainties that could cause actual results to differ materially from the statements contained herein. This document, and the other documents that the Company files from time to time with the Securities and Exchange Commission, such as its reports — except those of which have been designated as no longer to be relied upon — on Form 10-K/A, Form 10-K, Form 10-Q, Form 8-K, and its proxy materials, contain additional important factors that could cause actual results to differ from the Company’s current expectations and the forward-looking statements contained herein.

Restatement of Previously Issued Consolidated Financial Statements

On December 1, 2006, the Company filed a Current Report on Form 8-K with the SEC in which it announced that based on current findings of its previously announced accounting review, it had determined to restate certain of its previously issued financial statements.  Since that time, the Company completed its accounting review and has determined that certain of the errors resulted from deficiencies in internal control over financial reporting. See Item 9A.Controls and Procedures in the Company’s Form 10-K/A filed on February 14, 2007.   The Company did not file Form 10-K/A, for the fiscal years 2005 or 2004, or Form 10-Q/A, for the interim periods affected by the restatement prior to and including December 31, 2005, and such consolidated financial statements and related financial information, as previously filed, contain errors and should therefore no longer be relied upon. The related audit reports of KPMG LLP, the Company’s independent registered public accounting firm, with respect to those financial statements should also no longer be relied upon. Prior period comparative information contained in this form 10-Q has been restated consistent with the Company’s Form 10-K/A and to reflect the Company’s one-for-four reverse stock split as discussed under Item 1A “Risk Factors” sub heading “Market Price for Our Common Stock…” of the Form 10-K/A.

Overview

A comparison of selected consolidated statements of operations data as reported herein follows for the periods indicated (dollars in thousands):

	Three Months Ended	Three Months Ended
	June 30, 2006	June 30, 2005
		(As Restated)
	$	$	Change
Net sales:
Spirulina products	$1,527	$1,875	(19)%
Natural astaxanthin products	890	1,068	(17)%
Other products	28	86	(53)%
	$2,444	$3,029	(19)%
Gross profit	$471	$1,005	(53)%
Income (loss) from operations	$(311)	$214	(245)%
Net income (loss)	$(347)	$159	(318)%

Sales for the first quarter of fiscal 2007 ended June 30, 2006 decreased from the comparable prior year period by $585,000 or 19% due primarily to declines in the number of units sold across all product lines.

Spirulina sales declined 19% from the prior year period due to selling fewer units coupled with a slight decrease in average selling prices.

Natural astaxanthin product sales decreased 17% from the comparable prior year period due to increased competition in the human nutrition market coupled with decreased sales in the Japan aquaculture market. We expected that warmer seasonal weather in Japan would increase the demand for our NatuRose fish feed astaxanthin product, but the demand did not materialize, and our previous statements that the shortfall in the Japan aquaculture market would persist have proven correct.   As such, the Company is increasing

focus on building market share in the human nutrition market with a major focus on differentiating BioAstin, its human nutrition market product, from lower quality offerings from competitors. The natural astaxanthin product line overall experienced an 11% average price decline with NatuRose prices down slightly.

Our gross profit margin as a percentage of sales decreased to 19% for the three months ended June, 30, 2006 from 33% for the same period a year ago.  Although sales for the first quarter of FY 2007 declined 19% from the comparable prior year period, costs of sales declined only 3% for the same respective period.   For the three months ended June 30, 2006, variable production costs increased 13% primarily in labor, chemicals and utility costs.  Approximately $36,000 of fixed production overhead cost was not inventoriable during the three months ended June 30, 2006. In addition, approximately $118,000 and $1,000 of production costs associated with the Company’s animal nutrition market products were not inventoriable because such costs would have exceeded the market value for such inventory during the three months ended June 30, 2006 and 2005, respectively.

As a result of a larger decrease in sales as compared to cost of sales in the current year period, gross profit margins as a percentage of sales decreased to 19% for the three months ended June 30, 2006 as compared to 33% for the three months ended June 30, 2005.   Due to above factors, we expect that the Company’s gross profit margins during fiscal 2007 will continue to be less than the margins reported for comparable prior year periods while actions are currently underway to obtain production at desired capacity and quality levels.

Net income for the first quarter of fiscal 2007 decreased $506,000 compared to the comparable quarter. The decrease in net income is primarily due to lower sales and higher cost of product sales.

Results of Operations

First Quarter of Fiscal 2007 Compared to First Quarter of Fiscal 2006

Net sales for the first quarter of fiscal 2007 declined to $2,444,000, a 19% reduction from the $3,029,000 reported for the comparable period a year ago.  Company sales of Spirulina products for the first quarter of fiscal 2007 were $1,527,000, and declined 19% over the $1,875,000 generated in the first quarter of fiscal 2006.  However, as a percentage of sales Spirulina remained at 62% of total sales in the periods presented. Natural astaxanthin product sales were $890,000 during the first quarter of 2007, a 17% decrease from $1,068,000 in the first quarter of the prior year.  The natural astaxanthin product lines increased to 36% of total sales from 35% of total sales in the first quarter of fiscal 2006.  NatuRose sales decreased as a result of lower demand in the Japanese aquaculture market. The astaxanthin product line overall experienced an average 11% price decline with NatuRose prices down slightly. We feel that the Japan aquaculture market adapted to using less astaxanthin (including NatuRose) in favor of using less costly substitutes.  With the sales price constraints in the animal nutrition market coupled with rising production costs in labor, nutrient, utility and transportation, profit margins are being limited to the point that maintaining a profitable business in the animal nutrition market is becoming difficult.  Other products sales were $28,000 during the first quarter of fiscal 2007 and $86,000 during the first quarter of fiscal 2006, and represented 1% and 3% of sales in the respective periods.

International sales were 54% of total sales for the first quarter of fiscal 2007, compared to 58% a year ago.  Historically, our major customers (sales exceeding 10% of total sales) have been two distributors, one based in Europe and one in the United States.   For the three months ended June 30, 2006, our European distributor accounted for 13% of total sales as compared to 11% of total sales for the comparable period of fiscal 2006.   Sales to the United States distributor for the three months ended June 30, 2006 were less than 10% of total sales as compared to 10% of total sales for the comparable period of fiscal 2006.

Gross profit, derived from net sales less the cost of product sales, includes the cost of materials, manufacturing overhead costs, direct labor costs and depreciation.  Gross profit for the three months ended June 30, 2006 was $471,000, with a gross profit margin of 19%. This was a decrease from gross profit of $1,005,000 and gross profit margin of 33% reported for the comparable prior year quarter.  Our gross profit margin as a percentage of sales decreased to 19% for the three months ended June, 30, 2006 from 33% for the same period a year ago.  Although sales for the first quarter of FY 2007 declined 19% from the comparable prior year period, costs of sales declined only 3% for the same respective period.   For the three months ended June 30, 2006, variable production costs increased 13% primarily in labor, chemicals and utility costs.   Labor costs were impacted by wage increases during the period in response to a competitive labor market (primarily from the construction industry) in Hawaii and utility costs increased primarily as a result of rate increases. Chemical costs increased as a result of increased consumption of nutrients used to balance cultivation to established parameters. We expect gradual direct cost price increases to continue in all areas consistent with the local and national economy.   Approximately $36,000 of fixed production overhead cost was not inventoriable during the three months ended June 30, 2006. Pursuant to SFAS No. 151, $36,000 of this amount was due to natural astaxanthin production output below normal capacity.  In addition, approximately $118,000 and $1,000 of production costs associated with the Company’s animal nutrition market products was not inventoriable because such costs would have exceeded the market value for such inventory during the three months ended June 30, 2006 and 2005, respectively

Operating expenses for three months ended June 30, 2006 were 32% of sales or $782,000, compared to 26% of sales or $791,000 for the three months ended June 30, 2005.  The increase in operating expenses as a percentage of sales was the result of general and administrative expense increasing by 5% for the three months ended June 30, 2006 compared to the three months ended June 30, 2005.  The increase was due to higher expenses for insurance and regulatory compliance, primarily customary audit and legal costs associated with an increasingly complex public Company regulatory atmosphere. Research and development expense remaining constant at 1% of sales over both periods, and comparable sales and marketing expenses were at 12% and 11% for the three months ended June 30, 2006 and June 30, 2005, respectively.

With respect to regulatory compliance in subsequent periods, the Company expects that total operating expenses will increase throughout the remainder of the fiscal year due to the efforts associated with the restatement and filing process of the Company’s Form 10-K/A as well as late filings of Forms 10-Q and the related fees for accounting, auditing and contract services. This is discussed further in the Outlook section of this report.

Total other expense, net, was $38,000, a decrease from other expense, net, of $50,000 for the same period a year ago.

For the three months ended June 30, 2006, an income tax benefit of $2,000 was recorded for our operations as compared to a provision of $5,000 for the same period a year ago.  The Company does not expect any United States income taxes for the current fiscal year as a result of available net operating loss carry-forwards.

The result of the foregoing was a net loss of $347,000, or ($0.07) per diluted share, for the three months ended June 30, 2006, in comparison to net profit of $159,000, or $0.03 per diluted share, for the comparable prior year quarter.  The net loss was the result of lower net sales and higher relative cost of sales in the current quarter.

Variability of Results

The Company has experienced significant quarterly fluctuations in operating results and anticipates that these fluctuations may continue in future periods.   As described in previous paragraphs, operating results have fluctuated as a result of changes in sales levels to our customers, competition (both pricing, new products and other market trends) and production difficulties including increased production costs.   The Company has also during its history experienced production difficulties as a result of inclement weather, changes in the mix between sales of bulk and packaged consumer products and start up costs associated with new product introductions, new facilities and expansion into new markets.    In addition, future operating results may fluctuate as a result of factors beyond the Company’s control such as foreign exchange fluctuations, changes in government regulations and economic changes in the regions it operates in and sells to.  A portion of our operating expenses are relatively fixed and the timing of increases in expense levels is based in large part on forecasts of future sales.   Therefore, if net sales are below expectations in any given period, the adverse impact on results of operations may be magnified by our inability to meaningfully adjust spending in areas such as depreciation, or the inability to adjust spending quickly enough, as in personnel and administrative costs, to compensate for a sales shortfall. We may also choose to reduce prices or increase spending in response to market conditions, and these decisions may have a material adverse effect on financial condition and results of operations.

Liquidity and Capital Resources

For the three months ended June 30, 2006, cash and short-term investments increased $220,000 to $2,755,000 from $2,535,000 at March 31, 2006.   However, working capital for the same three month period decreased slightly by $53,000 to $5,594,000 from $5,647,000 at March 31, 2006 as a result of an increase in accounts payable in the current year three month period.

The increase in cash and short-term investments resulted primarily from cash provided from operating activities partly offset by capital expenditures and payments on the Company’s long-term debt.   Cash provided from operating activities for the quarter ended June 30, 2006 was $359,000 compared to cash used in operations of $136,000 for the comparable prior year quarter due to lower accounts receivable partly offset by higher inventory balances.   Capital expenditures totaled $55,000 for the three months ended June 30, 2006 compared to $40,000 for the comparable prior year period.   Cash used in financing activities included repayments of the Company’s long-term debt of $87,000 and $86,000 for the three months ended June 30, 2006 and 2005, respectively.   In addition, the Company received cash proceeds of $3,000 from the exercise of stock options during the current year period.

The Company’s contractual obligations and commitments (consisting of a term loan and operating leases) are disclosed in the Company’s 2006 Annual Report on Form 10-K/A in the following sections: Item 7 Management’s Discussion and Analysis of

Financial Condition and Results of Operations – Liquidity and Capital Resources, and Item 8 Financial Statements and Supplementary Data – Notes 5 and 6 of Notes to Consolidated Financial Statements.  There were no significant changes in contractual obligations and commitments from March 31, 2006 to June 30, 2006.

Critical Accounting Policies

Our unaudited financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information pursuant to Regulation S-X.  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses.  These estimates and assumptions are affected by management’s application of accounting policies.  The Company has identified certain policies that require the application of significant judgment by management.  Our most critical accounting policies are those related to inventory valuations, valuation of equipment and leasehold improvements and long-lived assets and income taxes.  These critical accounting policies are stated in the notes to consolidated financial statements in the Company’s 2006 Annual Report on Form 10-K/A.  This discussion and analysis should be read in conjunction with such notes and in conjunction with our consolidated financial statements and related notes, and in conjunction with the Overview, Results of Operations, and similar discussions included elsewhere in this report.

Outlook

This outlook section contains a number of forward-looking statements, all of which are based on current expectations.  Actual results may differ materially.

Cyanotech Corporation’s strategic direction is to position itself as a world-leader in the production and marketing of high-value natural products from microalgae.  We are vertically aligned; producing raw materials in the form of microalgae processed at our 90-acre facility in Hawaii, and integrating those raw materials into finished products.  For fiscal 2007 we are focused on the business-to-business wholesale market for the products and compounds that we produce.  Our current product offerings include Naturally Cultivated Spirulina Pacifica® in powder, flake and tablet form, NatuRose® natural astaxanthin powder for the animal nutrition market, BioAstin® natural astaxanthin antioxidant in lipid extract, softgel caplet and micro-encapsulated beadlet form for the human nutrition and cosmetic industries and Phycobiliproteins for use in medical diagnostics.  Information about our Company and our products can be viewed at www.cyanotech.com, www.nutrex-hawaii.com or www.phycobiliprotein.com.  Consumer products can also be purchased online at www.nutrex-hawaii.com .

We continue to experience downward pressure on sales, with unit sales declining during the first quarter of fiscal 2007, ended June 30, 2006 as compared to the first quarter of fiscal year 2006. The most significant impact was due to declines in Spirulina bulk product line. The Company expects Spirulina sales to remain essentially level since the product has reached a mature life cycle stage. However, significant variability between periods and even across several periods can be expected based on historical results and it does not necessarily follow that decreased unit sales in one period will be followed by increased unit sales in the next period.

The Company also continues to experience a reduction of NatuRose sales to the worldwide aquaculture market due to reduced Sea Bream sales, growers using less natural astaxanthin in their feed as a result of pricing competition from synthetic astaxanthin offerings and competition from new formulations entering the markets.  In addition, our costs are increasing because of complex non-US registration costs and rising labor, nutrient, utility and transportation costs.  We feel that these conditions are likely to persist which places significant pressure on being able to deliver a profitable natural astaxanthin product in the animal nutrition market.  In response to this, we are shifting our natural astaxanthin production into higher value products such as BioAstin for human consumption until such time that animal nutrition markets can be identified that can generate reasonable profitability for the Company.

The Company is exploring options to expand consumer brand awareness and knowledge of its product lines, with particular focus of BioAstin, the Company’s human natural astaxanthin product line, for which it believes full market penetration has not yet been realized. To accomplish these objectives the Company, among other initiatives, is actively searching for and will, within the current fiscal year, base a knowledgeable sales employee on the US mainland to increase the Company’s outreach to both the US and European markets.

Gross profit margin percentages in fiscal 2007 are expected to remain lower in comparison to previous periods. The Company has experienced cost increases as certain variable operating costs for utilities, production labor, and pond nutrients have increased in comparison to previous periods.  The Company’s utility costs are impacted by the price of oil, which is used to generate electricity for processing and for water pumping.  In the face of a robust local construction economy, the Company found it necessary to increase production wages in order to retain key employees and attract qualified personnel. With competition increasing and higher production costs, pressure is placed on achieving a reasonable profit margin.  When market value, including a reasonable profit margin, cannot be achieved, production costs exceeding the product’s market value cannot be inventoried and is reflected immediately in cost of sales.

Additionally, with the adoption of SFAS 151, the Company recognizes costs associated with abnormal amounts of idle facility expense, freight, handling costs and wasted materials (such as spoilage) as current-period charges in cost of sales.   When production costs exceed historical averages, the Company evaluates whether such costs are current-period charges or can be inventoried.   In addition, the allocation of such fixed production overheads (such as depreciation and general insurance) to inventories is determined based on normal production capacity.   When the Company’s production volumes are below normal capacity limits, certain fixed production overhead costs cannot be inventoried and are recorded immediately in cost of sales.   Currently, the Company’s natural astaxanthin production levels are below previous periods and normal production levels due to an imbalance in certain cultivation specifications to established parameters associated with producing high quality microalgae.  Producing the highest quality microalgae is a complex biological process which requires balancing numerous factors including microalgal strain variations, temperature, acidity, nutrient and other environmental considerations, some of which are not within the Company’s control.   It is difficult and time consuming to adjust, improve or correct the production process when quality levels fall below specifications.   As a result, we experienced a production shortfall in our natural astaxanthin products during the quarter ended June 30, 2006.  Until the Company is able to prudently increase its level of natural astaxanthin production, the Company believes margins will continue to be negatively impacted by all of the foregoing cost elements, and margins are expected to remain lower than those reported for comparable previous periods.

The Company anticipates that future total operating expenses will increase due to the costs of the restatement and the remediation of errors identified by the restatement, including the need to improve the Company’s internal controls.  Please refer to Part I, Item 4 (a) in this report. In addition, increased costs are expected as a result of management’s recommendation and the Company’s Audit Committee and Board of Directors approval and adoption of a remediation plan which includes that policies and procedures will be designed to ensure full compliance with GAAP, particularly as it applies to inventory accounting, and will address key financial reporting risk elements, including the following: (a) ensuring that its disclosures are subject to adequate and rigorous review process prior to finalizing and releasing financial statements;  (b) continuing to update its inventory accounting systems and procedures to properly accommodate specific inventoriable fixed costs in accordance with GAAP; and (c) continuing to identify resources with the critical skills necessary to ensure full compliance with GAAP.  Since the process related to error identification and the subsequent restatement originated after June 30, 2006, no related audit, legal, or outside consulting costs, or remediation plan costs have been recorded as of June 30, 2006.

To effectively manage its cash resources the Company will continue to balance production in light of sales demand, minimizing the cost associated with build-ups in inventory.  Additionally, the Company has experienced cash outflows for investing and financing activities, primarily in meeting debt repayment obligations and may need to utilize cash to meet working capital needs if prolonged net losses are incurred in future periods.  A prolonged downturn in sales could impair the Company’s ability to generate sufficient cash for operations and minimize the Company’s ability to attract additional capital investments which may be necessary in order to expand into new markets or increase product offerings.

The Company’s future results of operations and the other forward-looking statements contained in this Outlook, in particular the statements regarding revenues, gross margin and capital spending involve a number of risks and uncertainties.  In addition to the factors discussed above, any of the following could cause actual results to differ materially:  business conditions and growth in the natural products industry and in the general economy; changes in customer order patterns; changes in demand for natural products in general; changes in weather conditions; competitive factors, such as increased production capacity from competing Spirulina and astaxanthin producers and the resulting impact, if any, on world market prices for these products; government actions; shortage of manufacturing capacity; and other factors beyond our control.  Risk factors are discussed in detail in Item 1A, included in this report.

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

We have a term loan agreement that adjusts quarterly based on the prime rate.  As such we are exposed to the interest rate risk whereby a 1% increase in the prime rate would lead to an increase of approximately $16,000 in interest expense for the year ending March 31, 2007 (based on March 31, 2006 amounts outstanding).

Item 4.  Controls and Procedures

(a) Disclosure Controls and Procedures

This Form 10-Q should be read in conjunction with Item 9A “Controls and Procedures” of the Company’s Form 10-K/A for the fiscal year ended March 31, 2006 filed February 14, 2007, which is incorporated herein by reference.

There were no changes in Controls and Procedures during the current quarter. However, there were changes in subsequent quarters of fiscal year 2007, as disclosed in the applicable Forms 10-Q, in that, the Company changed and is continuing a process of improving its control policies, procedures, and systems. This includes restatement of prior periods and correction of the error in its inventory accounting, and a remediation plan adopted by the Board of Directors in November 2006.

As of June 30, 2006, as discussed in the Company’s Form 10-K/A filed February 14, 2007, the Company did not maintain effective controls over accounting for inventory. Specifically, the Company did not have effective policies and procedures and adequately trained and qualified accounting department staff to ensure that inventory included all inventoriable fixed cost components such as depreciation, portions of general insurance costs, and portions of direct labor burden costs in accordance with GAAP. As a result of this material weakness, the Company was required to restate its consolidated financial statements of and for fiscal years ended March 31, 2006, 2005, and 2004, and quarterly periods within fiscal years 2006 and 2005, and has restated selected financial data for the years ended March 31, 2004 and 2002 to adjust its inventory balances, cost of goods sold, and restated amounts of income and loss.

Incorporated into the results reported in this Form 10-Q are the above discussed restatement and required inventory accounting error corrections to ensure that inventory as reported herein includes all inventoriable fixed cost components such as depreciation, portions of general insurance costs, and portions of direct labor burden costs in accordance with GAAP.

PART II.   OTHER INFORMATION

Item 1.           Legal Proceedings

None

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

•       increased energy costs;

•       increased raw material costs;

•       production difficulties; especially CO2 interruption, which could shut down production;

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

•       global economic and political conditions and related risks, including acts of terrorism; and

•  customers using alternative, possibly synthetic, products;

•       an inability to produce or deliver orders;

•       product quality issues which may restrict production or require product recall;

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

Our Global Operations Expose Us to Complex Management, Foreign Currency, Legal, Tax and Economic Risks, Which We May Not Be Able to Address Adequately

We conduct business in a number of countries around the world. For the quarter ended June 30, 2006, approximately 54% of our net sales were from sales to foreign customers. As a result, we are subject to a number of risks which include, but are not limited to:

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

We May Need to Raise Additional Capital in the Future Which May Not Be Available

At June 30, 2006, the Company’s working capital was $5,594,000. Cash equivalents and short-term investments at June 30, 2006 totaled $2,755,000. Our cash requirements will depend on numerous factors, including: demand for products; normal requirements to maintain and upgrade facilities and equipment; whether opportunities emerge in either new markets or in research and development activities; or, in the event we need to expand or contract our production or distribution infrastructure. We believe our current cash, cash equivalents and short-term investments, and cash provided from operations will be sufficient to meet our capital requirements for at least the next 12 months. If we need to raise additional funds, we may not be able to secure funding on acceptable terms, or not at all. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our then current stockholders may be reduced. If we raise additional funds through the issuance of convertible debt securities, or through additional debt or similar instruments, such securities, debt, or similar instruments could have rights senior to those of our common stockholders and such instruments could contain provisions restricting our operations. If adequate funds are not available to satisfy either short-term or long-term capital requirements, we may be required to limit operations with adverse results.

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

As a Result of Restating the Company’s Form 10-K/A and the Late Filing of Form 10-Qs, Additional General and Administrative Expenditures Will Be Required in Future Periods

During the current fiscal year the Company expects to expend significant amounts for independent registered public accounting, legal, outside consulting, and regulatory expenses to address: (a) the previously discussed 10-K/A restatement process, (b) previously disclosed matters dealing with resulting potential delisting from the Nasdaq Capital Market, (c) policy, procedure, and initial systems modifications required by and attendant to correcting the historical error which lead to the restatement process, and (d) additional costs related to late filing of the Company’s Forms 10-Q for the first two quarters of fiscal year 2007. Also, to accomplish the remediation plan set forth in the 10-K/A under Item 9A “Controls and Procedures” therein. As of the filing date of this Form 10-Q the Company has expended approximately $500,000 related to such efforts, and will have to expend additional amounts which cannot now be reliably estimated.

The Company Will Incur Additional Sums In the Future in Order to Comply with Securities and Exchange and Public Company Accounting Oversight Requirements Resulting from the Sarbanes-Oxley Act

As of the date of filing this Form 10-Q the Company is required to have policies, procedures, systems and related documentation in full compliance with Securities and Exchange Commission and Public Company Accounting Oversight Board requirements. There is currently no means of reliably estimating such costs or their duration.

Potential Delisting from Nasdaq Capital Market Trading

On December 1, 2005 the Company received notice from Nasdaq that the bid price of the Company’s stock closed below the minimum $1.00 per share requirement of Nasdaq Marketplace Rule 4310(c)(4).  The Company, however, was provided until May 30, 2006, to regain compliance with such rule, and was granted by letter dated May 31, 2006 another 180 days to regain compliance with such rule.  By letter dated August 23, 2006, the Company was notified by Nasdaq of its failure to comply with Nasdaq Marketplace Rule 4310(c)(14) for not filing its Form 10 Q for the quarter ended June 30, 2006 and we were notified that the Company’s common stock would be suspended from trading on September 1, 2006.  The Company appealed this decision and the common stock continued to be listed.

On November 3, 2006, the Company implemented a one for four reverse stock split of its common stock as a result of which Nasdaq issued a letter, dated November 20, 2006, indicating the closing bid price of our common stock was in compliance with Marketplace Rule 4310(c)(4).  This non-compliance matter is now closed.

The Nasdaq Listing Qualifications Panel issued its decision on the appeal on December 18, 2006 holding that the Company is granted an extension until February 20, 2007 to file its Form 10-Q reports.The Company has filed an appeal February 20, 2007 with the Nasdaq Listing and Review Council requesting a further stay of the delisting  until February 28, 2007, but such stay may not be granted.   See the Company’s Form 8-K dated December 18, 2006.  If the Company’s common stock is delisted, our stockholders could be materially and adversely affected by having less active and efficient market available for the trading of their stock.

Item 6.                                                           Exhibits

a)                                                              The following exhibits are furnished with this report:

31.1                        Certification by the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act

31.2                        Certification by the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act

32.1                        Certification by the Chief Executive Officer pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2                        Certification by the Chief Financial Officer pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b)                                                            Reports on Form 8-K

A report on Form 8-K dated May 24, 2006 included Item 2.02, Results of Operations and Financial Condition, for the Company’s 4th Quarter and fiscal year ended March 31, 2006, and forward looking statements.

A report on Form 8-K dated May 31, 2006 included Item 3.01, Notice of Extension of Time to Satisfy a Continued Listing Rule.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYANOTECH CORPORATION (Registrant)

February 20, 2007	By:	/s/	Gerald R. Cysewski
(Date)			Gerald R. Cysewski
Chairman of the Board,
President and Chief Executive Officer

February 20, 2007	By:	/s/	William R. Maris
(Date)			William R. Maris
Vice President – Finance & Administration,
Chief Financial Officer
(Principal Financial and Accounting Officer)