Form 10-Q
period 2006-09-30
CYANOTECH CORP
filed 2007-02-21
CIK 768408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended September 30, 2006

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

Large accelerated filer  ☐          Accelerated filer  ☐          Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Number of common shares outstanding as February 12, 2007:

Title of Class	Shares Outstanding
Common stock - $0.02 par value	5,233,543

CYANOTECH CORPORATION

FORM 10-Q

Explanatory Note — Restatement of Financial Information

On December 1, 2006, Cyanotech Corporation (the “Company”) filed a Current Report on Form 8-K with the Securities and Exchange Commission (“SEC”) announcing that it would be restating certain consolidated financial statements in amendments to its annual report on Form 10-K/A for the fiscal year ended March 31, 2006.  As more fully described in Note 13 to the Consolidated Financial Statements in Form 10-K/A filed February 14, 2007, the Company identified errors in the application of certain accounting practices and procedures.  The restatement and filing of Form 10-K/A was primarily the result of the Company’s failure to include as a component of inventory cost certain fixed production costs such as depreciation, general insurance and minor compensation cost.  All inventories, cost of sales and operating expense balances, as presented in this Form 10-Q, properly reflect the inclusion of these fixed production costs in accordance with Accounting Research Bulletin No. 43.  In addition, the restatement and filing of Form 10-K/A also included adjustments for certain Hawaii State Tax Credits and interest income for the years ended March 31, 2004 and 2003, and tax adjustments for the years ended March 31, 2006, 2005, 2004, and 2003, all of which where considered immaterial in prior years.  In addition, refundable income taxes were restated for each of the years in the three year period ended March 31, 2006 and the reclassification of certain certificates of deposit from cash to short-term investments in fiscal years 2005 and 2004.  These reclassifications had no effect on reported net income (loss) or in cash flow from operations.  The foregoing adjustments and reclassifications are, where appropriate, reflected in the comparative restated information presented in this Form 10-Q.

The Company is filing this Form 10-Q for the fiscal quarter ended September 30, 2006.  Restated amounts from the consolidated balance sheet, as of March 31, 2006, and the statement of operations and consolidated statement of cash flows for the three and six months ended September 30, 2005 are included in this filing.  The Company will not file a Form 10-Q/A for the quarterly period ended September 30, 2005, and the consolidated financial statements and related information contained in that report should no longer be relied upon.

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

Potential Delisting of Our Common Stock From Nasdaq Capital Market Trading. See Risk Factors – Part II, Item 1A herein.

CYANOTECH CORPORATION

FORM 10-Q

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

CYANOTECH CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	September 30,	March 31,
	2006	2006
		(As Restated)
ASSETS
Current assets:
Cash and cash equivalents	$1,444	$1,835
Short-term investments	700	700
Accounts receivable, net	1,746	2,209
Refundable income taxes	24	17
Inventories (see Note 4)	2,177	2,056
Prepaid expenses and other current assets	173	99
Total current assets	6,264	6,916

Equipment and leasehold improvements, net (see Note 5)	9,681	10,164
Other assets	472	515
Total assets	$16,417	$17,595

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$364	$364
Accounts payable	441	485
Accrued expenses	379	420
Total current liabilities	1,184	1,269

Long-term debt, excluding current maturities (see Note 6)	1,210	1,387
Total liabilities	2,394	2,656

Stockholders’ equity (see Notes 2 and 3):
Common Stock of $0.02 par value; shares authorized 7,500,000; 5,233,543 shares issued and outstanding at September 30, 2006 and 5,232,066 at March 31, 2006	105	105
Additional paid-in capital	27,333	27,330
Accumulated other comprehensive income - foreign currency translation adjustments	(1)	(1)
Accumulated deficit	(13,414)	(12,495)
Total stockholders’ equity	14,023	14,939

Total liabilities and stockholders’ equity	$16,417	$17,595

See accompanying Notes to Consolidated Financial Statements.

CYANOTECH CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005 (As Restated)	2006	2005 (As Restated)

NET SALES	$2,475	$2,517	$4,919	$5,546
COST OF PRODUCT SALES	2,071	1,935	4,044	3,959
Gross profit	404	582	875	1,587

OPERATING EXPENSES:
Research and development	50	52	80	96
Sales and marketing	325	300	615	628
General and administrative	571	504	1,033	923
Total operating expenses	946	856	1,728	1,647

Loss from operations	(542)	(274)	(853)	(60)

OTHER INCOME (EXPENSE):
Interest income	17	8	26	23
Interest expense	(47)	(35)	(94)	(90)
Other income (expense), net	(4)	2	(4)	(8)

Total other expense, net	(34)	(25)	(72)	(75)

Loss before income taxes	(576)	(299)	(925)	(135)

INCOME TAX (BENEFIT) EXPENSE	(4)	(2)	(6)	3

NET LOSS	$(572)	$(297)	$(919)	$(138)

NET LOSS PER SHARE (see Note 7)
Basic	$(0.11)	$(0.06)	$(0.18)	$(0.03)
Diluted	$(0.11)	$(0.06)	$(0.18)	$(0.03)

SHARES USED IN CALCULATION OF NET LOSS PER SHARE:
Basic	5,234	5,224	5,233	5,224
Diluted	5,234	5,224	5,233	5,224

COMPREHENSIVE LOSS:
Net loss	$(572)	$(297)	$(919)	$(138)
Other comprehensive loss	(2)	(6)	(0)	(8)
	$(574)	$(303)	$(919)	$(146)

See accompanying Notes to Consolidated Financial Statements.

CYANOTECH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended September 30,
	2006	2005 (As Restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(919)	$(138)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	650	676
Provision for (reduction of) allowance for doubtful accounts	4	(5)
Amortization of debt issue costs and other assets	17	16

Net (increase) decrease in:
Accounts receivable	459	462
Refundable income taxes	(7)	46
Inventories	(121)	(212)
Prepaid expenses and other assets	(48)	(76)
Net increase (decrease) in:
Accounts payable	(44)	(504)
Accrued expenses	(41)	79
Net cash provided by (used in) operating activities	(50)	344

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in equipment and leasehold improvements	(167)	(123)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options and warrants	3	0
Principal payments on long-term debt	(177)	(172)
Net cash used in financing activities	(174)	(172)

Net increase (decrease) in cash and cash equivalents	(391)	49

Cash and cash equivalents at beginning of period	1,835	2,005

Cash and cash equivalents at end of period	$1,444	$2,054

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$80	$74
Income taxes	$1	$4

See accompanying Notes to Consolidated Financial Statements.

CYANOTECH CORPORATION
FORM 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of September 30, 2006
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

The Company consolidates enterprises in which it has a controlling financial interest. The accompanying consolidated financial statements include the accounts of Cyanotech Corporation and its wholly owned subsidiaries, Nutrex Hawaii, Inc. and Cyanotech Japan YK.  All significant intercompany balances and transactions have been eliminated in consolidation.  While the financial information furnished for the three month and six month period ended September 30, 2006 is unaudited, the statements in this report reflect all material items which, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the dates of the consolidated balance sheets. The operating results for the interim period presented are not necessarily indicative of the results that may be expected for the year ending March 31, 2007.

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

As the stock split occurred after the close of the Company’s fiscal quarter ended September 30, 2006 and prior to the issuance of these financial statements, all share option data and per share data in these financial statements and notes to financial statements reflect the effects of the stock split as if it occurred for all periods presented.  The number of shares used in per share data was determined as if all outstanding shares at September 30, 2006 were exchanged.

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

Under the 2005 Stock Option Plan (the “2005 Plan”), 200,000 shares of common stock are reserved for issuance and the plan terminates on August 21, 2015. Under the 2005 Plan, eligible employees and certain independent consultants may be granted options to purchase shares of the Company’s Stock. The shares issuable under the 2005 Plan will either be shares of the Company’s authorized but previously unissued common stock or shares reacquired by the Company, including shares purchased on the open market.  As of September 30, 2006, 195,000 options remained available for grant under the 2005 Plan.   Concurrent with the 2005 Plan approval on August 22, 2005, the 1995 Stock Option Plan was terminated except for the outstanding options issued thereunder.

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

There is no unrecognized compensation cost related to nonvested stock options as of September 30, 2006. Currently outstanding nonvested options are options that were granted to non-employees and the compensation cost for these options was recognized in prior years operating results.  There are no nonvested employee options because, on March 23, 2006, in response to SFAS No. 123R, the Compensation and Stock Option Committee of the Company’s Board of Directors approved accelerating the vesting of all outstanding unvested employee incentive stock options under the provisions of APB Opinion No. 25, and related interpretations.  Options held by non-employees and directors were not included in the vesting acceleration.  The decision to accelerate vesting of all outstanding unvested employee incentive stock options was made to avoid recognizing, pursuant to the Company’s April 1, 2006 adoption of SFAS No. 123R, the non-cash compensation cost related to unvested employee incentive stock options.  It is estimated that the total future compensation expense that was avoided by accelerating vesting was $78,000, before tax, based upon the March 23, 2006 acceleration date.  A portion of this amount would have impacted the three and six months ended September 30, 2006 had the acceleration not occurred.  No options were granted by the Company during the six month period ending September 30, 2006.  Had any options been granted, related compensation expense under the provisions of SFAS No. 123R would have been reflected in the Consolidated Statements of Operations.

The Independent Director Stock Option and Stock Grant Plan (the “2004 Plan”) has 75,000 shares of common stock reserved for issuance.  Under the 2004 Plan, upon election to the Board of Directors, a newly elected non-employee director is granted a ten-year option to purchase 1,000 shares of the Company’s common stock at a fair market value on the date of grant.  All such options are granted at fair market value on the date of grant.  Options granted vest and become exercisable six months from the date of grant.  In addition, on the date of each Annual Meeting of Stockholders, each non-employee director continuing in office is automatically granted, without payment, 875 shares of common stock, non-transferable for six months following the date of grant.  As of September 30, 2006, 69,500 options remained available for grant under the 2004 Plan.  Concurrent with the 2004 Plan approval on August 16, 2004, the 1994 Non-Employee Director Stock Option and Stock Grant Plan was terminated except for the outstanding options issued thereunder.

The following table summarizes the weighted average characteristics of outstanding stock options as of September 30, 2006 for various exercise price ranges:

	Outstanding Options			Exercisable Options
	Number of	Remaining	Weighted	Number of	Weighted
Range of Exercise Prices	Shares	Life (Years)	Average Price	Shares	Average Price
$1.84-$3.08	58,644	1.8	$2.26	58,207	$2.26
$3.88-$6.75	28,393	3.0	4.51	26,894	4.51
$14.75-$24.50	7,000	1.4	15.80	7,000	15.80
Total stock options at September 30, 2006	94,037		3.94	92,101	3.95

A summary of option activity under Cyanotech Corporation Stock Plans for the quarter ended September 30, 2006 is presented below:

Option Activity	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at June 30, 2006	110,150	$3.95	2.1 years
Granted	—	—	—
Exercised	(14,425)	$4.12
Forfeited or expired	(1,688)	$3.07
Outstanding at September 30, 2006	94,037	$3.94	2.1 years	$370,506
Exercisable at September 30, 2006	92,101	$3.95	2.2 years	$363,799

A summary of Cyanotech Corporation’s non-vested options for the quarter ended September 30, 2006 is presented below:

Nonvested Options	Shares	Weighted Average Grant-Date Fair Value
Nonvested at June 30, 2006	2,250	$3.84
Granted	—	—
Vested	—	—
Forfeited or expired	(314)	$3.81
Nonvested at September 30, 2006	1,936	$3.85

A summary of option activity under Cyanotech Corporation Stock Plans for the six months ended September 30, 2006 is presented below:

Option Activity	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2006	117,230	$3.91	2.3 years
Granted	—	—	—
Exercised	(16,000)	$4.10
Forfeited or expired	(7,193)	$2.96
Outstanding at September 30, 2006	94,037	$3.94	2.1 years	$370,506
Exercisable at September 30, 2006	92,101	$3.95	2.2 years	$363,799

A summary of Cyanotech Corporation’s non-vested options for the six months ended September 30, 2006 is presented below:

Nonvested Options	Shares	Weighted Average Grant-Date Fair Value
Nonvested at March 31, 2006	2,953	$3.98
Granted	—	—
Vested	—	—
Forfeited or expired	(1,017)	$4.22
Nonvested at September 30, 2006	1,936	$3.85

Prior to April 1, 2006, as allowed by Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), Accounting for Stock-Based Compensation, the Company elected to apply the intrinsic value-based method of accounting for employee based stock options and adopted only the disclosure requirements of SFAS No. 123. The following table illustrates the effect on net loss and net (loss) per common share as if the Company had applied the fair-value method under SFAS No. 123 to its employee stock options for the three and six month comparable period ended September 30, 2005:

	Three Months Ended September 30,	Six Months Ended September 30,
	2005 (As Restated)	2005 (As Restated)

Net loss, as reported	$(297)	$(138)
Deduct stock-based employee compensation
Expense determined under fair-value method for all awards	(18)	(39)
Pro-forma net loss	$(315)	$(177)
Basic net loss per common share:
As reported	$(0.06)	$(0.03)
Pro-forma	$(0.06)	$(0.03)

Diluted net loss per common share:
As reported	$(0.06)	$(0.03)
Pro-forma	$(0.06)	$(0.03)

Options were exercised during the six month period ending September 30, 2006. The intrinsic value of options exercised during the six months ended September 30, 2006 was $1,000.  The amount of cash received from option exercises during the six months ended September 30, 2006 was $3,000.  Because qualified employee incentive options were exercised and the Company has significant operating loss carry forwards, there were no tax consequences as a result of option exercises during the six months ended September 30, 2006.

4.                                       INVENTORIES

Inventories are stated at the lower of cost (which approximates first-in, first-out) or market.  Market is defined as sales price less cost to dispose and a normal profit margin.  Inventories consist of the following (dollars in thousands):

	September 30, 2006	March 31, 2006 (As Restated)

Raw materials	$237	$240
Work in process	309	260
Finished goods	1,507	1,432
Supplies	124	124
	$2,177	$2,056

5.                                       EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives for equipment and furniture and fixtures, or the shorter of the land lease term or estimated useful lives for leasehold improvements as follows:

Equipment	3 to 10 years
Furniture and fixtures	7 years
Leasehold improvements	10 to 20 years

Equipment and leasehold improvements consist of the following (dollars in thousands):

	September 30, 2006	March 31, 2006 (As Restated)
Equipment	$10,629	$10,461
Leasehold improvements	14,666	14,642
Furniture and fixtures	86	86
	25,381	25,189
Less accumulated depreciation and amortization	(15,977)	(15,327)
Construction in-progress	277	302
Equipment and leasehold improvements, net	$9,681	$10,164

6.                                       TERM LOAN AGREEMENT COVENANTS WAIVER

The Company’s long-term debt consists of a Term Loan Agreement (“Term Loan”) with a lender providing for $3.5 million in aggregate credit facilities, secured by the Company’s assets.   The Term Loan contains restrictive covenants.   The Company obtained a waiver of the debt covenants that may not be in compliance as a result of the restatement of previously issued financial statements and as related to the untimely submission of its quarterly financial statements for the first quarter ended June, 30, 2006 and the second quarter ended September 30, 2006 (see Note 2).

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

Reconciliations between the numerator and the denominator of the basic and diluted earnings per share computations for the three months ended September 30, 2006 and 2005 are as follows (in thousands, except per share amounts):

	Three Months Ended September 30, 2006			Three Months Ended September 30, 2005 (As Restated)
	Net Loss	Shares	Per Share	Net Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic net loss per share	$(572)	5,234	$(0.11)	$(297)	5,224	$(0.06)
Effect of dilutive securities — Common stock options and warrants	—	—	—	—	—	—
Diluted net loss per share	$(572)	5,234	$(0.11)	$(297)	5,224	$(0.06)

Reconciliations between the numerator and the denominator of the basic and diluted earnings per share computations for the six months ended September 30, 2006 and 2005 are as follows (in thousands, except per share amounts):

	Six Months Ended September 30, 2006			Six Months Ended September 30, 2005 (As Restated)
	Net Loss	Shares	Per Share	Net Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic net loss per share	$(919)	5,233	$(0.18)	$(138)	5,224	$(0.03)
Effect of dilutive securities — Common stock options and warrants	—	—	—	—	—	—
Diluted net loss per share	$(919)	5,233	$(0.18)	$(138)	5,224	$(0.03)

The following securities were excluded from the calculation of diluted earnings per share because their effect was antidilutive (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
Stock options and warrants	94	130	99	130

8.                                       NEW ACCOUNTING PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 151 (“SFAS No. 151”) “Inventory Costs — an Amendment of Accounting Research Bulletin No. 43, Chapter 4”.  SFAS No. 151 requires that abnormal amounts of freight, handling costs and wasted material (spoilage) be recognized as current-period charges and fixed production overhead costs be allocated to inventory based on the normal capacity of production facilities.  Normal capacity is defined as “the production expected to be achieved over a number of periods or seasons under normal circumstances, taking into account the loss of capacity resulting from planned maintenance”.  Companies will no longer be permitted to capitalize inventory costs on the balance sheet when the production defect rate varies significantly from the expected defect rate.  The Company adopted SFAS No. 151 effective April 1, 2006. In accordance with SFAS No. 151 fixed production related costs of $59,000 or $0.01 per diluted share were not inventoried for the three months ended September 30, 2006, and fixed production related costs of $95,000 or $0.02 per diluted share were not inventoried for the six months ended September 30, 2006. The costs were not inventoried due to production below normal capacity.

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

On September 13, 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB No. 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements of Current Year Financial Statements” which expresses the SEC’s views regarding the process of quantifying financial statement misstatements.  SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements (misstatements that were not corrected at the end of the prior year) in quantifying current year misstatements for the purpose of a materiality assessment.  Common practice in quantifying a misstatement allows for multiple approaches.   A misstatement can be based on the amount of the error originating in the current year income statement or be based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year(s) of origination.  Therefore, in quantifying the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements, errors should be measured under each approach and evaluated for materiality.  An adjustment would be required when either approach results in quantifying a misstatement that is material, as defined in FASB Concepts Statement No. 2, after considering all relevant quantitative and qualitative factors.  SAB No.108 is effective for fiscal years ended after November 15, 2006. Because the impact of adopting the provisions of SAB No. 108 will be dependent on future events or circumstances, management cannot predict such impact.

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

The errors or adjustments identified in our previously issued consolidated financial statements are as follows:
(A) We failed to include as a component of inventory cost certain fixed production costs such as depreciation, general insurance and minor compensation cost into inventory.  Inventories for March 31, 2006, 2005, 2004 and 2003, and

quarterly periods within the years 2006 and 2005, were restated as were cost of sales and certain operating expenses as included in the Consolidated Statements of Operations for each of the years in the three year period ended March

31, 2006.   This restatement was a result of the discovery of the error subsequent to the filing with the SEC of the

Original Form 10-K as filed with the SEC.  All inventories, cost of sales and operating expense balances, as presented in this Form 10-Q, properly reflect the inventory which includes these fixed production costs in accordance with Accounting Research Bulletin No. 43.

(B) We recorded certain Hawaii State Tax Credit adjustments which were considered immaterial in prior years.

Refundable income taxes were restated for the year ended March 31, 2005.  Income tax expense (benefit) was restated for each of the years in the three year period ended March 31, 2006 but had no impact on net loss for the three and six months ended September 30, 2006 and 2005.

(C) We recorded certain interest income adjustments which were considered immaterial in prior years.  These impacted the years ended March 31, 2004 and 2003 but had no impact on the three and six months ended September 30, 2005 and 2006.

(D) We reclassified certain certificates of deposit from cash to short-term investments in fiscal years 2005 and 2004.

These reclassifications had no effect on reported net income (loss) or in cash flows from operations for the years

ended March 31, 2005 and 2004.   Cash flows from operations for the three and six months ended September 30,

2005 were restated.

(E) We recorded certain tax adjustments which were considered immaterial to reports filed in prior periods.   These

adjustments impacted the years ended March 31, 2005, 2004 and 2003.   Cash flows from operations for the three

and six months ended September 30, 2005 were restated.

Quarterly data has been derived from our unaudited consolidated financial statements that, in our opinion, reflects all recurring adjustments necessary to fairly present our financial information when read in conjunction with our Consolidated Financial Statements and Notes.  This quarterly information has been restated for, and as of the end of, all quarters of fiscal 2006 and all quarters of fiscal 2005 from previously reported information filed on Forms 10-Q and Forms 10-K, as a result of the restatement of our financial results as discussed above.  The results of operations for any quarter are not necessarily indicative of the results to be expected for any future period.

The following tables set forth the amounts previously reported in the Company’s consolidated statements of operations for the three month period ended September 30, 2005 and the six months ended September 30, 2005 and the effect of the restatement adjustments, and the restated amounts.

	Consolidated Statement of Operations
	Three Months Ended September 30, 2005	Adjustments	Three Months Ended September 30, 2005
(in thousands, except per share data)	(As reported)		(As restated)
Net sales	$2,517	$—	$2,517
Cost of sales (A)	1,936	(1)	1,935
Gross profit	581	1	582
Operating expenses:
Research and development (A)	53	(1)	52
Sales and marketing (A)	304	(4)	300
General and administrative (A)	522	(18)	504
Total operating expense	879	(23)	856
Income (loss) from operations	(298)	24	(274)
Other income (expense):
Interest income	8	—	8
Interest expense	(35)	—	(35)
Other income, net	2	—	2
Total other expense, net	(25)	(25)
Income (loss) before income taxes	(323)	24	(299)
Income tax benefit	(2)	—	(2)
Net income (loss)	$(321)	$24	$(297)
Net income (loss) per share:
Basic	$(0.06)	$0.00	$(0.06)
Diluted	$(0.06)	$0.00	$(0.06)
Shares used in calculation of net income (loss) per share:
Basic	5,224	—	5,224
Diluted	5,224	—	5,224

	Consolidated Statement of Operations
	Six Months Ended Sept 30, 2005	Adjustments	Six Months Ended Sept. 30, 2005
(in thousands, except per share data)	(As reported)		(As restated)
Net sales	$5,546	$—	$5,546
Cost of sales (A)	3,940	19	3,959
Gross profit	1,606	(19)	1,587
Operating expenses:
Research and development (A)	99	(3)	96
Sales and marketing (A)	637	(9)	628
General and administrative (A)	960	(37)	923
Total operating expense	1,696	(49)	1,647
Income (loss) from operations	(90)	(30)	(60)
Other income (expense):
Interest income	23	—	23
Interest expense	(90)	—	(90)
Other income, net	(8)	—	(8)
Total other expense, net	(75)	—	(75)
Income (loss) before income taxes	(165)	30	(135)
Income tax expense	3	—	3
Net income (loss)	$(168)	$30	$(138)
Net income (loss) per share:
Basic	$(0.03)	$0.00	$(0.03)
Diluted	$(0.03)	$0.00	$(0.03)
Shares used in calculation of net income (loss) per share:
Basic	5,224	—	5,224
Diluted	5,224	—	5,224

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

Restatement of Previously Issued Consolidated Financial Statements

On December 1, 2006, the Company filed a Current Report on Form 8-K with the SEC in which it announced that based on current findings of its previously announced accounting review it had determined to restate certain of its previously issued financial statements.  Since that time, the Company completed its accounting review and has determined that certain of the errors resulted from deficiencies in internal control over financial reporting.  See Item 9A. Controls and Procedures in the Company’s  Form 10-K/A filed on February 14, 2007. The Company did not file Form 10-K/A, for the fiscal years 2005 or 2004, or Form 10-Q/A, for the interim periods affected by the restatement prior to and including December 31, 2005, and such consolidated financial statements and related financial information, as previously filed, contain errors and should therefore no longer be relied upon. The related audit reports of KPMG LLP, the Company’s independent registered public accounting firm, with respect to those financial statements should also no longer be relied upon. Prior period comparative information contained in this form 10-Q has been restated consistent with the Company’s Form 10-K/A and to reflect the Company’s one-for-four reverse stock split as discussed under Item 1A “Risk Factors” sub heading “Market Price for Our Common Stock…” of the Form 10-K/A..

Overview

A comparison of selected consolidated statements of operations data as reported herein follows for the periods indicated (dollars in thousands):

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005 (As Restated)	Change
Net sales:
Spirulina products	$1,436	$1,330	8%
Natural astaxanthin products	1,000	1,131	(12)%
Other products	39	56	(30)%
Total sales, all products	$2,475	$2,517	(2)%

Gross profit	$404	$582	(31)%
Loss from operations	$(542)	$(274)	98%
Net loss	$(572)	$(297)	93%

	Six Months Ended September 30, 2006	Six Months Ended September 30, 2005 (As Restated)	Change
Net sales:
Spirulina products	$2,962	$3,205	(8)%
Natural astaxanthin products	1,890	2,199	(14)%
Other products	67	142	(53)%
Total sales, all products	$4,919	$5,546	(11)%

Gross profit	$875	$1,587	(45)%
Loss from operations	$(853)	$(60)	n/m *
Net loss	$(919)	$(138)	566%

* not meaningful

Sales for the three and six months ended September 30, 2006 decreased $42,000 or 2% and $627,000 or 11% from the comparable three and six month periods of the prior year, respectively.  For the three month period, natural astaxanthin sales decreased 12% and Spirulina sales increased 8% from the comparable prior year period.   For the six month period, natural astaxanthin sales decreased 14% and Spirulina sales decreased 8% from the comparable prior year period.  The decrease in natural astaxanthin sales for both the three and six months periods was primarily due to decreased unit sales in the Japan aquaculture market as a result of increased price competition from synthetic based astaxanthin products.  We expected that warmer seasonal weather in Japan would increase the demand for our NatuRose astaxanthin product but the demand did not materialize and the market demand shortfall in Japan has persisted.  For the three month period, the increase in Spirulina sales resulted primarily from increased unit sales in our consumer packaged products outside of the United States. For the six month period, the decrease in Spirulina sales resulted primarily from decreased units and slightly decreased prices which were not offset by slightly increased units and slightly increased prices for consumer packaged products. Price decreases primarily resulted from discounts on large volume orders.

For the three and six month periods ended September 30, 2006 costs of sales increased 7% and 2%, respectively, when compared to the comparable prior year period.   For the three and six months ended September 30, 2006, variable production costs increased 12% and 13%, respectively, primarily in labor and chemicals.   Labor costs were impacted by wage increases during the first quarter of fiscal 2007 in response to a competitive labor market (primarily from the construction industry) in Hawaii.   Chemical costs increased as a result of increased consumption of nutrients, some of which were deemed to be period costs due to abnormal usage which was not effective in correcting an imbalance in the cultivation process.  Such period costs totaled approximately $143,000 in the second quarter of fiscal 2007 and $149,000 for the six months ended September 30, 2006.   Pursuant to SFAS No. 151, approximately $59,000 and $95,000 of fixed production overhead costs was not inventoriable during the three and six months ended September 30, 2006 because our natural astaxanthin production output was below normal capacity for both periods.  In addition, production costs associated with the Company’s animal nutrition market products were not inventoriable because such costs would have exceeded the market value for such inventory:  For the three months ended September 30, 2006 such costs approximated $127,000, while there were no such costs in the prior comparable period; and, for the six months ended September 30, 2006 and 2005, such costs approximated $245,000 and $1,000, respectively.

As a result of the decrease in sales coupled with the increase in cost of sales in both the three and six month periods, gross profit margins as a percentage of sales decreased to 16% for the three months ended September 30, 2006 as compared to 23% for the comparable prior year quarter and decreased to 18% for the six months ended September 30, 2006 as compared to 29% for the comparable prior year to date period.  Due to above factors, we expect that the Company’s gross profit margins during fiscal 2007 will continue to be less than the margins reported for comparable prior year periods while actions are currently underway to obtain production at desired capacity and quality levels.

Operating expenses, compared to the comparable prior year period, increased $90,000 or 11% for the three months and $81,000 or 5% for the nine months ended September 30, 2006.   The increase was primarily due to efforts associated with the restatement and filing process of the Company’s Form 10-K/A as well as late filings of Forms 10-Q and the related fees for accounting, auditing and contract services.

Lower gross profits and higher operating expenses resulted in a net loss of $572,000 for the second quarter of fiscal 2007 compared to net losses of $297,000 for the second quarter of the prior fiscal year and on a cumulative six months basis, a net loss of $919,000 the fiscal 2007 period compared to $138,000 a year ago.

Results of Operations

Second Quarter of Fiscal 2007 Compared to Second Quarter of Fiscal 2006

Net sales for the three months ended September 30, 2006 were $2,475,000, a 2% decrease from $2,517,000 for the comparable period a year ago.  This decrease was primarily from reduced sales of natural astaxanthin products partially offset by increased spirulina sales from the prior comparable period.

Company sales of spirulina products for the second quarter of fiscal 2007 were $1,436,000, an increase of 8% over the $1,330,000 generated in the second quarter of fiscal 2006.  As a percentage of sales, Spirulina represented 58% of total sales in the current period and 53% of sales in the prior comparable period.  Natural astaxanthin product sales were $1,000,000 during the second quarter of fiscal 2007, a 12% decrease from $1,131,000 in the second quarter of the prior year.  The natural astaxanthin product lines decreased to 40% of total sales over a 45% of total sales in the second quarter of fiscal 2006.   NatuRose sales continued to decrease as a result of lower demand in the Japanese aquaculture market and was a significant factor in the decrease in natural astaxanthin sales between the comparative quarters.  Other product sales were $39,000 and $56,000 for the second quarters of fiscal years 2007 and 2006, respectively.

International sales were 41% of total sales for the second quarter of fiscal 2007, compared to 50% a year ago.  For the three months ended September 30, 2006, our European distributor accounted for 10% of total sales as compared to 12% of total sales for the comparable months prior year period.  .

For the three months ended September 30, 2006 costs of sales increased 7% compared to the comparable prior year quarter.   For the three ended September 30, 2006, variable production costs increased 12% primarily in labor and chemicals.   Labor costs were impacted by wage increases during the first quarter of fiscal 2007 in response to a competitive labor market (primarily from the construction industry) in Hawaii.   Chemical costs increased as a result of increased consumption of nutrients, some of which were deemed to be period costs due to abnormal usage which was not effective in correcting an imbalance in the cultivation process.  Such period costs totaled approximately $143,000 in three months ended September 30, 2006.   Pursuant to SFAS No. 151, approximately $59,000 of fixed production overhead costs was not inventoriable during the three months ended September 30, 2006 because our natural astaxanthin production output was below normal capacity, and $60,000 of below normal capacity cost, prior to the adoption of SFAS No. 151, was recorded during the three months ended September 30, 2005. In addition, production costs associated with the Company’s animal nutrition market products totaling approximately $127,000 for the three months ended September 30, 2006 and nil for the three months ended September 30, 2005, were not inventoriable because such costs would have exceeded the market value for such inventory.  As a result of the decrease in sales coupled with the increase in cost of sales, gross profit margins as a percentage of sales decreased to 16% for the three months ended September 30, 2006 as compared to 23% for the comparable prior year quarter.

Operating expenses for the three months ended September 30, 2006 were $946,000 or 38% of sales, compared to $856,000 or 34% of sales for the three months ended September 30, 2005.  In the second quarter of fiscal 2007, sales and marketing and general and administrative expense were 8% and 13% above the comparable prior period, respectively, and research and development expenses remained consistent compared to the comparable period of the prior fiscal year.  The incremental general and administrative expenses were associated with the prior fiscal year’s restatement and filing of the Company’s Form 10-K/A, late filings of Forms 10-Q for the first and second quarters of fiscal year 2007, and, to a much lesser extent, the fees associated with the Company’s one for four reverse stock split on November 3, 2006 (Note 3).  The Company expects that total operating expenses will increase throughout the remainder of the fiscal year due to the efforts associated with the restatement and filing process of the Company’s Form 10-K/A as well as late filings of Forms 10-Q and the related fees for accounting, auditing and contract services. In addition, with respect to the reasons underlying the filing of Form 10-K/A, increased costs are expected as a result of management’s recommendation and the Company’s Audit Committee and Board of Directors approval and adoption of a remediation plan which includes that policies and procedures will be designed to ensure full compliance with Generally Accepted Accounting Principles (GAAP), particularly as it applies to inventory accounting, and will address key financial reporting risk elements, including the following: (a) ensuring that its disclosures are subject to adequate and rigorous review process prior to finalizing and releasing financial statements;  (b) continuing to update its inventory accounting systems and procedures to properly accommodate specific inventoriable fixed costs in accordance with GAAP; and (c) continuing to identify resources with the critical skills necessary to ensure full compliance with GAAP. The process related to error identification and subsequent restatement, originated in the second quarter of fiscal 2007.  Related audit, legal, outside consulting costs included in this Form 10-Q for the second quarter totaled $53,000.

Net other expense, which includes interest on the Company’s debt, for the second quarter of fiscal 2007 was $34,000, an increase from $25,000 for the same period a year ago.  This increase is primarily attributed to higher interest rates in the current reporting period on the Company’s outstanding debt.

For the second quarter of fiscal 2007, an income tax benefit of $4,000 was recorded, compared to an income tax benefit of $2,000 for the comparable period of the prior fiscal year.  The Company does not expect any expense to be recorded for United States income taxes in the current fiscal year as a result of available net operating loss carry forwards.

The result of the foregoing was a net loss of $572,000, or ($0.11) per diluted share, for the three months ended September 30, 2006, in comparison to net loss of $297,000, or ($0.06) per diluted share, for the comparable prior year quarter.  The higher net loss was the result of lower net sales and lower gross profit in conjunction with higher operating expenses in the current quarter.

Six Months Ended September 30, 2006 Compared to Six Months Ended September 30, 2005

Net sales for the six months ended September 30, 2006 were $4,919,000, a decrease of 11% from sales of $5,546,000 reported for the comparable period a year ago.  The reduction in sales over the prior year’s six-month period was largely the result of decreased sales of bulk products for both spirulina and natural astaxanthin, offset in part by increased sales in packaged products.  International sales represented 47% of net sales for the six months ended September 30, 2006 compared to 54% for the same period a year ago due to lower sales in Japan and Europe.  For the six months ended September 30, 2006 and September 30, 2005, our European distributor, accounted for 10% of total sales, with sales to our United States distributor accounting for less than 10% of total sales.

For the six months ended September 30, 2006 costs of sales increased 2% above the comparable prior year period.   For the three and six months ended September 30, 2006, variable production costs increased 13% primarily in labor and chemicals.   Labor costs were impacted by wage increases during the first quarter of fiscal 2007 in response to a competitive labor market (primarily from the construction industry) in Hawaii.   Chemical costs increased as a result of increased consumption of nutrients, some of which were deemed to be period costs due to abnormal usage which was not effective in correcting an imbalance in the cultivation process.  Such period costs totaled approximately $149,000 for the six months ended September 30, 2006.   Pursuant to SFAS No. 151, approximately $95,000 of fixed production overhead costs was not inventoriable during the six months ended September 30, 2006 because our natural astaxanthin production output was below normal capacity.  In addition, production costs associated with the Company’s animal nutrition market products totaling approximately $245,000 and $126,000 incurred during the six months ended September 30, 2006 and 2005, respectively, were not inventoriable because such costs would have exceeded the market value for such inventory.  As a result of the decrease in sales coupled with the increase in cost of sales, gross profit margins as a percentage of sales decreased to 18% for the six months ended September 30, 2006 as compared to 29% for the comparable prior year period.

Operating expenses for the six months ended September 30, 2006 were $1,728,000, an increase of $81,000 or 5% from the comparable prior year period.   The increase in spending reflects higher general and administrative expense, which was offset in part by slightly lower sales and marketing and research and development expenses.  Higher general and administrative expenses during the current six-month period were primarily due to increased time and effort devoted to the restatement and filing of its 2006 annual report on Form 10-K/A.  Lower expenses for sales and marketing and research and development for the current six-month period reflect the Company’s efforts to contain expenses where possible.  While it is our goal to contain discretionary operating spending in our research and development, sales and marketing, and general and administrative activities, it may become necessary for the company to selectively increase spending in some or all of these areas to remain competitive and to comply with regulatory requirements.

Net other expense, which includes interest on the Company’s debt, for the six months ended September 30, 2006 was comparable to the same period of the prior fiscal year.

For the six months ended September 30, 2006, an income tax benefit of $6,000 was recorded compared to an income tax provision recorded of $3,000 for the same period of the prior year.  The Company does not expect any United States income taxes for the current fiscal year as a result of available net operating loss carry-forwards.

The Company recorded net loss of $919,000 or $0.18 per diluted share for the six month period ended September 30, 2006.  For the same period a year ago the Company reported net loss of $138,000 or $0.03 per diluted share.  The net loss in the current period is attributable to declining sales in conjunction with an increase in cost of product sales and higher general and administrative operating expenses as compared to the same period a year ago.

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

Liquidity and Capital Resources

The Company’s primary capital requirements are equipment and other leasehold improvement purchases, debt service obligation, and working capital requirements associated with the Company’s ongoing operations.

Working capital at September 30, 2006 decreased by $567,000 to $5,080,000 from $5,647,000 at March 31, 2006 primarily due to reductions in cash and equivalents of $391,000 and receivables of $463,000, offset partially by an increase in inventory of $121,000 and prepaid expenses and other current assets of $48,000.

At September 30, 2006, cash, cash equivalents and short-term investments was $2,144,000, a decrease from $2,535,000 at the beginning of the fiscal year.  Net cash of $50,000 was used by operations for the six months ended September 30, 2006 compared with  $344,000 of net cash provided by operations for the comparable prior year period.  The net cash used by operations during the six months ended September 30, 2006 resulted primarily from the increase in net losses of $919,000 in the current year compared to net losses of $138,000 for the same period a year ago reduced by non-cash transactions, offset in part by higher collections of accounts receivable.

The Company believes that its current cash position in conjunction with the expectation of future cash provided by operations will be sufficient to meet its working capital and capital expenditure requirements at least the next 12 months. However, operating costs and the costs of restatement are placing and will continue to place an additional burden on the Company’s liquidity. The Company expects its future production levels to be in line with future sales demand in an effort to reduce its investment in inventory held for sale.  The Company continues to consider sources of capital to strengthen its financial position and liquidity should its liquidity position worsen significantly.  There can be no assurance that such financing alternatives or other sources of capital will be available under favorable terms, if at all.

Cash used in investing activities (for capital expenditures) for the current six month period was $167,000, an increase from $123,000 in the comparable prior year period.

Cash used in financing activities amounted to $174,000 and $172,000 for the six months ended September 30, 2006 and 2005, respectively.

The Company’s contractual obligations and commitments (consisting of a term loan and operating leases) are disclosed in the Company’s 2006 Annual Report on Form 10-K/A in the following sections: Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources, and Item 8 Financial Statements and Supplementary Data — Notes 5 and 6 of Notes to Consolidated Financial Statements.  There were no significant changes in contractual obligations and commitments from March 31, 2006 to September 30, 2006.

Critical Accounting Policies

Our unaudited financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information pursuant to Regulation S-X.  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses.  These estimates and assumptions are affected by management’s application of accounting policies.  The Company has identified certain policies that require the application of significant judgment by management.  Our most critical accounting policies are those related to inventory valuations, valuation of equipment and leasehold improvements and long-lived assets and income taxes.  These critical accounting policies are stated in the notes to consolidated financial statements in the Company’s previously filed report on Form 10-K, as amended, for the fiscal year ended March 31, 2006.  This discussion and analysis should be read in conjunction with such notes and our consolidated financial statements and related notes included elsewhere in this report.

Outlook

This outlook section contains a number of forward-looking statements, all of which are based on current expectations.  Actual results may differ materially.   Also, see the first paragraph of  Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operation’s

Cyanotech Corporation’s strategic direction is to position itself as a world-leader in the production and marketing of high-value natural products from microalgae.  We are vertically aligned; producing raw materials in the form of microalgae processed at our 90-acre facility in Hawaii, and integrating those raw materials into finished products.  For fiscal 2007 we are focused on the business-to-business wholesale market for the products and compounds that we produce.  Our current product offerings include Naturally Cultivated Spirulina Pacifica® in powder, flake and tablet form, NatuRose® natural astaxanthin powder for the animal nutrition market, BioAstin® natural astaxanthin antioxidant in lipid extract, softgel caplet and micro-encapsulated beadlet form for the human nutrition and cosmetic industries and Phycobiliproteins for use in medical diagnostics.  Information about our Company and our products can be viewed at www.cyanotech.com, www.nutrex-hawaii.com or www.phycobiliprotein.com.  Consumer products can also be purchased online at www.nutrex-hawaii.com .

Net sales declined 11% during the six month period ended September 30, 2006 as compared to the comparable prior year period.  The Company continues to experience a reduction of NatuRose sales to the worldwide aquaculture market due to reduced Sea Bream sales, growers using less natural astaxanthin in their feed, pricing competition from synthetic astaxanthin offerings, and heightened competition from new formulations entering the markets.  In addition, our costs are increasing because of complex non-US registration costs and rising labor, nutrient, utility and transportation costs.  We feel that these conditions are likely to persist which places significant pressure on being able to maintain a profitable business for our natural astaxanthin product in the animal nutrition market.  In response to this, we are shifting our natural astaxanthin production into higher value products such as BioAstin for human consumption until such time that animal nutrition markets can be identified that can generate reasonable profitability for the Company.

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

Gross profit margin percentages in fiscal 2007 are expected to remain lower in comparison to previous periods. The Company has experienced cost increases as certain variable operating costs for utilities, production labor, and pond nutrients have increased in comparison to previous periods.  The Company’s utility costs are impacted by the price of oil, which is used to generate electricity for processing and for water pumping.  In the face of a robust local construction economy, the Company found it necessary to increase production wages in order to retain key employees and attract qualified personnel. With competition increasing and higher production costs, pressure is placed on achieving a reasonable profit margin.  When market value, including a reasonable profit margin, cannot be achieved, production costs exceeding the product’s market value cannot be inventoried and is reflected immediately in cost of sales.   Additionally, with the adoption of SFAS 151, the Company recognizes costs associated with abnormal amounts of idle facility expense, freight, handling costs and wasted materials (such as spoilage) as current-period charges in cost of sales.   When production costs exceed historical averages, the Company evaluates whether such costs are current-period charges or can be inventoried.   In addition, the allocation of such fixed production overheads (such as depreciation and general insurance) to inventories is determined based on normal production capacity.   When the Company’s production volumes are below normal capacity limits, certain fixed production overhead costs cannot be inventoried and are recorded immediately in cost of sales.   Currently, the Company’s natural astaxanthin production levels are below previous periods and normal production levels due to an imbalance in certain cultivation specifications to established parameters associated with producing high quality microalgae.  Producing the highest quality microalgae is a complex biological process which requires balancing numerous factors including microalgal strain variations, temperature, acidity, nutrient and other environmental considerations, some of which are not within the Company’s control.   It is difficult and time consuming to adjust, improve or correct the production process when quality levels fall below specifications.   As a result, we experienced a production shortfall in our natural astaxanthin products during the three and six months ended September 30, 2006.  These shortfalls likely resulted in decreased sales since customers are able to secure alternative products or are able to forgo purchases. Until the Company is able to prudently increase its level of natural astaxanthin production, the Company believes margins will continue to be negatively impacted by all of the foregoing cost elements, and margins are expected to remain lower than those reported for comparable previous periods.

The Company anticipates that future total operating expenses will increase due to the costs of the restatement and the remediation of errors identified by the restatement, including the need to improve the Company’s internal controls.  Please refer to Note 2 Item 4 (a) in this report. In addition, increased costs are expected as a result of managements recommendation and the Company’s Audit Committee and Board of Directors approval and adoption of a remediation plan which includes that policies and procedures will be designed to ensure full compliance with GAAP, particularly as it applies to inventory accounting, and will address key financial reporting risk elements, including the following: (a) ensuring that its disclosures are subject to adequate and rigorous review process prior to finalizing and releasing financial statements;  (b) continuing to update its inventory accounting systems and procedures to properly accommodate specific inventoriable fixed costs in accordance with GAAP; and (c) continuing to identify resources with the critical skills necessary to ensure full compliance with GAAP. Since the process related to error identification and the subsequent restatement began after June 30, 2006, related audit, legal, outside consulting costs, and remediation plan costs are included in and are applicable to this Form 10-Q. For the quarter ended September 30, 2006, such costs are reflected in general and administrative expenses.

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

We have a term loan agreement that adjusts quarterly based on the prime rate plus 1%.  As such we are exposed to interest rate risk whereby a 1% increase or decrease in the prime rate would lead to an increase or decrease of approximately $15,000 in interest expense for the year ending March 31, 2007 (based on March 31, 2006 amounts outstanding).

The Company may enter into additional foreign countries in the future that may involve similar economic and political risks as well as challenges that are different from those currently encountered by the Company.

Item 4.  Controls and Procedures

(a) Disclosure Controls and Procedures

This Form 10-Q should be read in conjunction with Item 9A “Controls and Procedures” of the Company’s Form 10-K/A for the fiscal year ended March 31, 2006 filed February 14, 2007, which is incorporated herein by reference.

There were changes in Controls and Procedures during the current quarter. As disclosed in the Form 10-Q reports for the second and third quarters of fiscal year 2007 beginning in the second quarter of fiscal year 2007 the Company identified errors in the application of certain accounting practices and procedures. As a result, during the second and subsequent quarters of fiscal year 2007 the Company began changing and is continuing a process of changing its control policies, procedures, and systems. This process was and is directly related to the Company’s February 14, 2007 filing of Form 10-K/A, correction of the error in its inventory accounting, and also the remediation plan adopted by the Board of directors in November 2006 as discussed in Form 10-K/A.

Because the aforementioned error was discovered by the Company on August 7, 2006, it is clear that as of June 30, 2006 the Company did not maintain effective controls over accounting for inventory. Specifically, errors resulted because the Company did not have effective policies and procedures and adequately trained and qualified accounting department staff to ensure that inventory included all inventoriable fixed cost components such as depreciation, portions of general insurance costs, and portions of direct labor burden costs in accordance with GAAP. As a result of this weakness, which was later determined by the Company to be material, the Company restated its consolidated financial statements of and for fiscal years ended March 31, 2006, 2005, and quarterly periods within fiscal years 2006 and 2005, and 2004 and has restated selected financial data for the years ended March 31, 2004 and 2002 to adjust its inventory balances, cost of goods sold, and restated amounts of income and loss. The restatement is reflected in the Company’s Form 10-K/A filed February 14, 2007, and is reflected in restated prior period comparable information contained in this Form 10-Q.

The process of investigating and rectifying the aforementioned errors has resulted in the Company enhancing and continuing to enhance its accounting policies and procedures to assure that inventoriable fixed cost components such as depreciation, portions of general insurance costs, and portions of direct labor burden costs are reflected in the Company’s financial statements in accordance with GAAP. Because of the nature of and circumstances surrounding the errors, the Company’s management, Board of Directors, and Audit Committee of the Board of Directors concluded that the errors were not the result of illegal acts.

Specific changes in the Company’s disclosure controls and procedures during the second quarter of fiscal year 2007 included:

•             Initializing changes in inventory accounting procedures and systems.

•             Heightening enterprise level review and evaluation of inventory accounting policies, procedures, and systems.

•             Engaging additional professional accounting resources on a consulting basis to assist with error evaluation and correction.

Incorporated into the results reported in this Form 10-Q are the above discussed restatement and inventory accounting error corrections which ensure that inventory as reported herein includes all inventoriable fixed cost components such as depreciation, portions of general insurance costs, and portions of direct labor burden costs in accordance with GAAP.

PART II.        OTHER INFORMATION6

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

•       increased energy costs;

•       increased raw material costs;

•       production difficulties, especially CO2 interruption, which could shut down production;

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

Our Global Operations Expose Us to Complex Management, Foreign Currency, Legal, Tax and Economic Risks, Which We May Not Be Able to Address Adequately

We conduct business in a number of countries around the world. For the quarter ended September 30, 2006, approximately 41% of our net sales were from sales to foreign customers. As a result, we are subject to a number of risks that include, but are not limited to:

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

Competition in Our Industry is Intense

The nutritional products market is highly competitive. In includes international, national, regional and local producers and distributors, many of whom have greater resources than Cyanotech and offer a greater variety of products. Increased competition in our industry could result in price reductions, reduced gross profit margin or loss of market share, any of which could have a material effect on our business, results of operations and financial condition.

Our Revenues Could Be Adversely Affected By the Loss of a Significant Customer or the Failure to Collect a Large Accounts Receivable

We have in the past derived, and may continue in the future to derive, a significant portion of our revenues from a relatively limited number of major customers. From quarter to quarter, revenues from one or more individual customers may exceed 10% of our revenues for the quarter. During the year ended March 31, 2006, sales to one customer, a European distributor of natural products, were approximately 12% of net sales. If sales to this customer or other such major customer decrease significantly, this may materially affect our results of operations. In addition, if we fail to collect large accounts receivable from such major customers, we could be subject to significant financial exposure.  For the six months ending September 30, 2006, sales to this European distributor represent 10% of total sales.

If We Are Unable to Protect Our Intellectual Property Rights or if We Infringe Upon the Intellectual Property Rights of Others Our Business May Be Harmed

The Company has received five United States patents:  two on aspects of our production methods and three for use of our BioAstin® products. Although we regard our proprietary technology, trade secrets, trademarks and similar intellectual property as important, we rely on a combination of trade secret, contract, patent, copyright and trademark law to establish and protect our rights in our products and technology. There can be no assurance that we will be able to protect our technology adequately or that competitors will not be able to develop similar technology independently. In addition, the laws of certain foreign countries may not protect the Company’s intellectual property rights to the same extent as the laws of the United States. Litigation in the United States or abroad may be necessary to enforce our patent or other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. Such litigation, even if successful, could result in substantial costs and diversion of resources and could have a material adverse effect on our business, results of operations and financial condition. Additionally, if any such claims are asserted against us, we may seek to obtain a license under the third party’s intellectual property rights. There can be no assurance, however, that a license would be available on terms acceptable or favorable to us, if at all.

We May Need to Raise Additional Capital in the Future Which May Not Be Available

At September 30, 2006, the Company’s working capital was $5,080,000. Cash equivalents and short-term investments at September 30, 2006 totaled $2,144,000. Our cash requirements will depend on numerous factors, including: demand for products; normal requirements to maintain and upgrade facilities and equipment; whether opportunities emerge in either new markets or in research and development activities; or, in the event we need to expand or contract our production or distribution infrastructure. We believe our current cash, cash equivalents, short-term investments and expected cash provided from operations will be sufficient to meet our capital requirements for at least the next 12 months. If we need to raise additional funds, we may not be able to secure funding on acceptable terms, if at all. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our then current stockholders may be reduced. If we raise additional funds through the issuance of convertible debt securities, or through additional debt or similar instruments, such securities, debt, or similar instruments could have rights senior to those of our common stockholders and such instruments could contain provisions restricting our operations. If adequate funds are not available to satisfy either short-term or long-term capital requirements, we may be required to limit operations with adverse results.

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

The Nasdaq Listing Qualifications Panel issued its decision on the appeal on December 18, 2006 holding that the Company is granted an extension until February 20, 2007 to file its Form 10-Q reports. The Company filed on February 20, 2007 an appeal with the Nasdaq Listing and Review Council requesting a further stay of the delisting until February 28, 2007, but such stay may not be granted.   See the Company’s Form 8-K dated December 18, 2006.  If the Company’s common stock is delisted, our stockholders could be materially and adversely affected by having less active and efficient market available for the trading of their stock.

Item 4.                                                           Submission of Matters to a Vote of Security Holders  —

On August 24, 2006, the following matters were submitted and voted by stockholders entitled to vote at the Company’s annual Meeting of Stockholders:

The votes shown below are adjusted for the Company’s previously discussed one for four reverse stock split.

a)              The following directors were elected to serve until the next Annual Meeting or until their successors are elected.

	For Votes	Withheld Votes
Gerald R. Cysewski	4,090,676	145,085
Michael A. Davis	4,092,214	143,548
Gregg W. Robertson	4,095,476	140,285
David I. Rosenthal	4,096,064	139,698
John T. Waldron	4,096,201	139,560
Paul C. Yuen	4,095,476	140,285

b)             Ratification of the selection of KPMG LLP as the Company’s independent Registered Public Accounting Firm for the fiscal year ending March 31, 2007.  The vote on the ratification was 4,212,289 for, 11,692 against and 11,780 abstaining.

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

A report on Form 8-K dated August 22, 2006 included item 3.01, Notice of Extension of Time to Satisfy a Continued Listing Rule.

A report on Form 8-K dated August 24, 2006 included Item 3.01, Notice of Delisting Notice from Nasdaq due to Late Filing of Form 10Q.

A report on Form 8-K dated September 21, 2006 included Item 3.03  Material Modification to Rights of Securities Holders

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
William R. Maris
Vice President — Finance & Administration,
Chief Financial Officer
(Principal Financial and Accounting Officer)