Form 10-Q
period 2006-12-31
CYANOTECH CORP
filed 2007-03-14
CIK 768408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarterly Period Ended December 31, 2006

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

Number of common shares outstanding as of March 1, 2007:

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

The Company is filing this Form 10-Q for the fiscal quarter ended December 31, 2006.  Restated amounts from the consolidated balance sheet, as of March 31, 2006, and the statement of operations and consolidated statement of cash flows for the three and nine  months ended December 31, 2005 are included in this filing.  The Company will not file a Form 10-Q/A for the quarterly period ended December 31, 2005, and the consolidated financial statements and related information contained in that report should no longer be relied upon.

On November 3, 2006, the Company implemented a one for four stock split at which time the share price closed at $0.43 with 20,934,565 common shares outstanding.  As the stock split occurred during the fiscal quarter reported by this Form 10-Q, and prior to the issuance of the financial statements, all share data and per share data in these financial statements and notes to financial statements reflect the effect of the split.

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

Potential Delisting of Our Common Stock From Nasdaq Capital Market Trading. See Risk Factors — Part II, Item 1A herein.

CYANOTECH CORPORATION
FORM 10-Q

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

CYANOTECH CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	December 31,	March 31,
	2006	2006
		(As Restated)

ASSETS
Current assets:
Cash and cash equivalents	$1,306	$1,835
Short-term investments	700	700
Accounts receivable, net	1,519	2,209
Refundable income taxes	27	17
Inventories (see Note 4)	1,797	2,056
Prepaid expenses and other current assets	219	99
Total current assets	5,568	6,916

Equipment and leasehold improvements, net (see Note 5)	9,451	10,164
Other assets	441	515
Total assets	$15,460	$17,595

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$364	$364
Accounts payable	638	485
Accrued expenses	511	420
Total current liabilities	1,513	1,269

Long-term debt, excluding current maturities (see Note 6)	1,119	1,387
Total liabilities	2,632	2,656

Stockholders’ equity (see Notes 2 and 3):
Common Stock of $0.02 par value; shares authorized 7,500,000; 5,233,543 shares issued and outstanding at December 31, 2006 and 5,232,066 at March 31, 2006	105	105
Additional paid-in capital	27,333	27,330
Accumulated other comprehensive income - foreign currency translation adjustments	(9)	(1)
Accumulated deficit	(14,601)	(12,495)
Total stockholders’ equity	12,828	14,939

Total liabilities and stockholders’ equity	$15,460	$17,595

See accompanying Notes to Consolidated Financial Statements.

CYANOTECH CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005
		(As Restated)		(As Restated)

NET SALES	$2,434	$2,333	$7,353	$7,879
COST OF PRODUCT SALES	2,356	1,674	6,400	5,633
Gross profit	78	659	953	2,246

OPERATING EXPENSES:
Research and development	81	44	161	140
Sales and marketing	327	347	942	975
General and administrative	833	444	1,866	1,367
Total operating expenses	1,241	835	2,969	2,482

Loss from operations	(1,163)	(176)	(2,016)	(236)

OTHER INCOME (EXPENSE):
Interest income	12	13	38	36
Interest expense	(46)	(46)	(140)	(136)
Other income (expense), net	7	(2)	3	(10)

Total other expense, net	(27)	(35)	(99)	(110)

Loss before income taxes	(1,190)	(211)	(2,115)	(346)

INCOME TAX (BENEFIT) EXPENSE	(3)	(1)	(9)	2

NET LOSS	$(1,187)	$(210)	$(2,106)	$(348)

NET LOSS PER SHARE (see Note 7)
Basic	$(0.23)	$(0.04)	(0.40)	$(0.07)
Diluted	$(0.23)	$(0.04)	(0.40)	$(0.07)

SHARES USED IN CALCULATION OF NET LOSS PER SHARE:
Basic	5,234	5,226	5,234	5,225
Diluted	5,234	5,226	5,234	5,225

COMPREHENSIVE LOSS:
Net loss	$(1,187)	$(210)	(2,106)	$(348)
Other comprehensive loss	(8)	(17)	(8)	(25)
	$(1,195)	$(227)	$(2,114)	$(373)

See accompanying Notes to Consolidated Financial Statements.

CYANOTECH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended December 31,
	2006	2005
		(As Restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,106)	$(348)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	959	1,019
Provision for (reduction of) allowance for doubtful accounts	4	(5)
Issuance of stock options in exchange for services	—	14
Amortization of debt issue costs and other assets	27	27
Net (increase) decrease in:
Accounts receivable	686	629
Refundable income taxes	(10)	46
Inventories	259	(536)
Prepaid expenses and other assets	(81)	(89)
Net increase (decrease) in:
Accounts payable	153	(529)
Accrued expenses	91	180
Net cash provided by (used in) operating activities	(18)	408

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in equipment and leasehold improvements	(246)	(203)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options and warrants	3	—
Principal payments on long-term debt	(268)	(259)
Net cash used in financing activities	(265)	(259)

Net decrease in cash and cash equivalents	(529)	(54)

Cash and cash equivalents at beginning of period	1,835	2,005

Cash and cash equivalents at end of period	$1,306	$1,951

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$118	$101
Income taxes	$1	$4

See accompanying Notes to Consolidated Financial Statements.

CYANOTECH CORPORATION
FORM 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2006
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

The Company consolidates enterprises in which it has a controlling financial interest. The accompanying consolidated financial statements include the accounts of Cyanotech Corporation and its wholly owned subsidiaries, Nutrex Hawaii, Inc. and Cyanotech Japan YK.  All significant intercompany balances and transactions have been eliminated in consolidation.  While the financial information furnished for the three and nine month period ended December 31, 2006 is unaudited, the statements in this report reflect all material items and adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the dates of the consolidated balance sheets. The operating results for the interim period presented are not necessarily indicative of the results that may be expected for the year ending March 31, 2007.

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

As the stock split occurred during the current fiscal quarter ended December 31, 2006, all share option data and per share data in these financial statements and notes to the financial statements reflect the effects of the stock split as if it occurred for all periods presented.

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

Under the 2005 Stock Option Plan (the “2005 Plan”), 200,000 shares of common stock are reserved for issuance and the plan terminates on August 21, 2015. Under the 2005 Plan, eligible employees and certain independent consultants may be granted options to purchase shares of the Company’s Stock. The shares issuable under the 2005 Plan will either be shares of the Company’s authorized but previously unissued common stock or shares reacquired by the Company, including shares purchased on the open market.  As of December 31, 2006, 195,000 options remained available for grant under the 2005 Plan.   Concurrent with the 2005 Plan approval on August 22, 2005, the 1995 Stock Option Plan was terminated except for the outstanding options issued thereunder.

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

SFAS No. 123R offers several alternatives for implementation, among them the Modified Prospective Method of accounting for compensation costs related to “Share Based Payments” which the Company has determined to apply.  In the Company’s case, its employee incentive stock options are “plain vanilla” as defined by the SEC is SAB No. 107, normally vesting over a five year period and exercisable under the terms of the Company’s Stock Plan up to ten years from date of grant.  Because the Company’s future employee incentive stock options are expected to be “plain vanilla”, they will be reflected only in Equity and Compensation Expense accounts.  The Company has determined that a Black-Scholes-Merton model will be most reflective of the fair value of option grants, consistent with the provisions of SFAS No. 123R and SAB No. 107.   Key input and assumptions used to estimate the fair value of stock options include the grant price of the award, the expected option term, volatility of the Company’s stock, risk-free rate and the Company’s dividend yield.   Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company.

There is no unrecognized compensation cost related to nonvested stock options as of December 31, 2006. Currently outstanding nonvested options are options that were granted to non-employees and the compensation cost for these options was recognized in prior years operating results.  There are no nonvested employee options because, on March 23, 2006, in response to SFAS No. 123R, the Compensation and Stock Option Committee of the Company’s Board of Directors approved accelerating the vesting of all outstanding unvested employee incentive stock options under the provisions of APB Opinion No. 25, and related interpretations.  Options held by non-employees and directors were not included in the vesting acceleration.  The decision to accelerate vesting of all outstanding unvested employee incentive stock options was made to avoid recognizing, pursuant to the Company’s April 1, 2006 adoption of SFAS No. 123R, the non-cash compensation cost related to unvested employee incentive stock options.  It is estimated that the total future compensation expense that was avoided by accelerating vesting was $78,000, before tax, based upon the March 23, 2006 acceleration date.  A portion of this amount would have impacted the three and nine months ended December 31, 2006 had the acceleration not occurred.  No options were granted by the Company during the nine month period ending December 31, 2006.  Had any options been granted, related compensation expense under the provisions of SFAS No. 123R would have been reflected in the Consolidated Statements of Operations.

The Independent Director Stock Option and Stock Grant Plan (the “2004 Plan”) has 75,000 shares of common stock are reserved for issuance.  Under the 2004 Plan, upon election to the Board of Directors, a newly elected non-employee director is granted a ten-year option to purchase 1,000 shares of the Company’s common stock at a fair market value on the date of grant.  All such options are granted at fair market value on the date of grant.  Options granted vest and become exercisable six months from the date of grant.  In addition, on the date of each Annual Meeting of Stockholders, each non-employee director continuing in office is automatically granted, without payment, 875 shares of common stock, non-transferable for six months following the date of grant.  As of December 31, 2006, 69,500 options remained available for grant under the 2004 Plan.  Concurrent with the 2004 Plan approval on August 16, 2004, the 1994 Non-Employee Director Stock Option and Stock Grant Plan was terminated except for the outstanding options issued thereunder.

The following table summarizes the weighted average characteristics of outstanding stock options as of December 31, 2006 for various exercise price ranges:

	Outstanding Options			Exercisable Options
	Number of	Remaining	Weighted	Number of	Weighted
Range of Exercise Prices	Shares	Life (Years)	Average Price	Shares	Average Price
$1.84-$3.08	50,944	1.7	$2.18	50,757	$2.18
$3.88-$6.75	26,978	2.8	4.51	25,978	4.52
$14.75-$24.50	7,000	1.2	15.80	7,000	15.80
Total stock options at December 31, 2006	84,922		4.04	83,735	4.05

A summary of option activity under Cyanotech Corporation Stock Plans for the quarter ended December 31, 2006 is presented below:

Option Activity	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2006	94,037	$3.94	2.1 years
Granted	—	—
Exercised	—	—
Forfeited or expired	(9,115)	$3.01
Outstanding at December 31, 2006	84,922	$4.04	2.0 years	$343,085
Exercisable at December 31, 2006	83,735	$4.05	2.0 years	$339,127

A summary of Cyanotech Corporation’s non-vested options for the quarter ended December 31, 2006 is presented below:

Nonvested Options	Shares	Weighted Average Grant-Date Fair Value
Nonvested at September 30, 2006	1,936	$3.85
Granted	—	—
Vested	—	—
Forfeited or expired	(749)	$3.61
Nonvested at December 31, 2006	1,187	$4.00

A summary of option activity under Cyanotech Corporation Stock Plans for the nine months ended December 31, 2006 is presented below:

Option Activity	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2006	117,230	$3.91	2.3 years
Granted	—	—
Exercised	(1,575)	$2.15
Forfeited or expired	(30,733)	$3.61
Outstanding at December 31, 2006	84,922	$4.04	2.0 years	$343,085
Exercisable at December 31, 2006	83,735	$4.05	2.0 years	$339,125

A summary of Cyanotech Corporation’s non-vested options for the nine months ended December 31, 2006 is presented below:

Nonvested Options	Shares	Weighted Average Grant-Date Fair Value
Nonvested at March 31, 2006	2,953	$3.98
Granted	—	—
Vested	—	—
Forfeited or expired	(1,766)	$3.96
Nonvested at December 31, 2006	1,187	$4.00

Prior to April 1, 2006, as allowed by Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), Accounting for Stock-Based Compensation, the Company elected to apply the intrinsic value-based method of accounting for employee based stock options and adopted only the disclosure requirements of SFAS No. 123. The following table illustrates the effect on net loss and net loss per common share as if the Company had applied the fair-value method under SFAS No. 123 to its employee stock options for the three and nine month comparable periods ended December 31, 2005:

	Three Months Ended December 31,	Nine Months Ended December 31,
	2005	2005
	(As Restated)	(As Restated)

Net loss, as reported	$(210)	$(348)
Deduct stock-based employee compensation
Expense determined under fair-value method for all awards	(5)	(44)
Pro-forma net loss	$(215)	$(392)
Basic net loss per common share:
As reported	$(0.04)	$(0.07)
Pro-forma	$(0.04)	$(0.08)

Diluted net loss per common share:
As reported	$(0.04)	$(0.07)
Pro-forma	$(0.04)	$(0.08)

Options were exercised during the nine month period ending December 31, 2006. The intrinsic value of options exercised during the nine months ended December 31, 2006 was $1,000.  The amount of cash received from option exercises during the nine months ended December 31, 2006 was $3,000.  Because qualified employee incentive options were exercised and the Company has significant operating loss carry forwards, there were no tax consequences as a result of option exercises during the nine months ended December 31, 2006.

4.       INVENTORIES

Inventories are stated at the lower of cost (which approximates first-in, first-out) or market. Market is defined as sales price less cost to dispose and a normal profit margin.  Inventories consist of the following (dollars in thousands):

	December 31, 2006	March 31, 2006
		(As Restated)
Raw materials	$230	$240
Work in process	281	260
Finished goods	1,142	1,432
Supplies	144	124
	$1,797	$2,056

5.       EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives for equipment and furniture and fixtures, or the shorter of the land lease term or estimated useful lives for leasehold improvements as follows:

Equipment	3 to 10 years
Furniture and fixtures	7 years
Leasehold improvements	10 to 20 years

Equipment and leasehold improvements consist of the following (dollars in thousands):

	December 31, 2006	March 31, 2006
		(As Restated)
Equipment	$10,700	$10,461
Leasehold improvements	14,666	14,642
Furniture and fixtures	86	86
	25,452	25,189
Less accumulated depreciation and amortization	(16,286)	(15,327)
Construction in-progress	285	302
Equipment and leasehold improvements, net	$9,451	$10,164

6.                                       TERM LOAN AGREEMENT COVENANTS WAIVER

The Company’s long-term debt consists of a Term Loan Agreement (“Term Loan”) with a lender providing for $3.5 million in aggregate credit facilities, secured by the Company’s assets.   The Term Loan contains restrictive covenants.   The Company obtained a waiver of the debt covenants that may not be in compliance as a result of the restatement of previously issued financial statements and as related to the untimely submission of its quarterly financial statements for the first quarter ended June, 30, 2006 , and the second quarter ended September 30, 2006 (see Note 9) and has also obtained a separate waiver of the debt covenants that may not be in compliance as a result of the untimely submission of its quarterly financial statements for the third quarter ended December 31, 2006.

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

Reconciliations between the numerator and the denominator of the basic and diluted earnings per share computations for the three months ended December 31, 2006 and 2005 are as follows (in thousands, except per share amounts):

	Three Months Ended December 31, 2006			Three Months Ended December 31, 2005 (As Restated)
	Net Loss	Shares	Per Share	Net Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic net loss per share	$(1,187)	5,234	$(0.23)	$(210)	5,226	$(0.04)
Effect of dilutive securities — Common stock options and warrants	—	—		—	—
Diluted net loss per share	$(1,187)	5,234	$(0.23)	$(210)	5,226	$(0.04)

Reconciliations between the numerator and the denominator of the basic and diluted earnings per share computations for the nine months ended December 31, 2006 and 2005 are as follows (in thousands, except per share amounts):

	Nine Months Ended December 31, 2006			Nine Months Ended December 31, 2005 (As Restated)
	Net Loss	Shares	Per Share	Net Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic net loss per share	$(2,106)	5,234	$(0.40)	$(348)	5,225	$(0.07)
Effect of dilutive securities — Common stock options and warrants	—	—		—	—
Diluted net loss per share	$(2,106)	5,234	$(0.40)	$(348)	5,225	$(0.07)

The following securities were excluded from the calculation of diluted earnings per share because their effect was antidilutive (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005
Stock options and warrants	89	128	89	128

8.                                       NEW ACCOUNTING PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 151 (“SFAS No. 151”) “Inventory Costs — an Amendment of Accounting Research Bulletin No. 43, Chapter 4”.  SFAS No. 151 requires that abnormal amounts of freight, handling costs and wasted material (spoilage) be recognized as current-period charges and fixed production overhead costs be allocated to inventory based on the normal capacity of production facilities.  Normal capacity is defined as “the production expected to be achieved over a number of periods or seasons under normal circumstances, taking into account the loss of capacity resulting from planned maintenance”.  Companies will no longer be permitted to capitalize inventory costs on the balance sheet when the production defect rate varies significantly from the expected defect rate.  The Company adopted SFAS No. 151 effective April 1, 2006. In accordance with SFAS No. 151 fixed production related costs of $181,000 or $0.03 per diluted share were not inventoried for the three months ended December 31, 2006, and fixed production related costs of $275,000 or $0.05 per diluted share were not inventoried for the nine months ended December 31, 2006. The costs were not inventoried due to production below normal capacity.

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

In June 2006, the FASB ratified the consensus on Emerging Issues Task Force Issue No. 06-3 (“EITF No. 06-3”), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement”.  The scope of EITF No. 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, Universal Service Fund (USF) contributions and some excise taxes.  The Task Force affirmed its conclusion that entities should present these taxes in the income statement on either a gross or a net basis based on their accounting policy, which should be disclosed pursuant to APB Opinion No. 22, “Disclosure of Accounting Policies.”  If such taxes are significant and are presented on a gross basis, the amounts of those taxes should be disclosed.  The consensus on EITF No. 06-3 will be effective for interim and annual reporting periods beginning after December 15, 2006.  The Company adopted EITF No. 06-3 on January 1, 2007 and has elected to present these taxes on a gross basis consistent with its accounting policy and historical treatment.   For future periods after January 1, 2007, if material, the Company will disclose such taxes.

On September 13, 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB No. 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements of Current Year Financial Statements” which expresses the SEC’s views regarding the process of quantifying financial statement misstatements.  SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements (misstatements that were not corrected at the end of the prior year) in quantifying current year misstatements for the purpose of a materiality assessment.  Common practice in quantifying a misstatement allows for multiple approaches.   A misstatement can be based on the amount of the error originating in the current year income statement or be based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year(s) of origination.  Therefore, in quantifying the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements, errors should be measured under each approach and evaluated for materiality.  An adjustment would be required when either approach results in quantifying a misstatement that is material, as defined in FASB Concepts Statement No. 2, after considering all relevant quantitative and qualitative factors.  SAB No. 108 is effective for fiscal years ended after November 15, 2006.  Because the impact of adopting the provisions of SAB No. 108 will be dependent on future events or circumstances, management cannot predict such impact.

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

In September 2006 the Financial Accounting Standards Board Issued: Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R). An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The Company does not maintain any Defined Benefit Pension and Other Postretirement Plans, and Statement No. 158 is currently not applicable.

In February 2007 the Financial Accounting Standards Board issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” The Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. The Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. Since Cyanotech Corporation is not subject to volatility in its financial instruments, which consist only of long term mortgage debt and bank issued certificate of deposits, the Statement is not currently applicable to the Company.

9.             RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS; LISTING STATUS

On December 1, 2006, Cyanotech Corporation filed a Current Report on Form 8-K with the SEC announcing that based on the current findings of its previously announced accounting review, it had determined to restate certain of its previously issued financial statements.   Since that time, we completed our accounting review and determined that certain of the errors resulted from deficiencies in our internal control over financial reporting.  See Part I. Item 4 Controls and Procedures in this Form 10-Q and Item 9A Controls and Procedures in Form 10-K/A filed February 14, 2007.   Due to the inventory valuation issues involved and the time and effort required for completion of the restatement reflected in the Form 10-K/A, the Company was delinquent in the filing of its Form 10-Q for the periods ended June 30 and September 30, 2006.

On December 18, 2006, the Company received a Determination Letter (the “Letter”) from the Nasdaq Listing Qualifications Hearings Panel (the “Panel”).  In its letter, the Panel granted, subject to certain conditions, the Company’s request for continued listing on the Nasdaq Stock Market.   The Panel determined that the Company would have until February 20, 2007 to file its Form 10-Q for the quarter ended June 30, 2006, its Form 10-Q for the quarter ended September 30, 2006, and its Form 10-K/A restatement. The Company filed its Form 10-K/A on February 14, 2007, and filed its Forms 10-Q for the periods ended June 30 and September 30, 2006 on February 20, 2007.  The Company filed an appeal on February 20, 2007 with the Nasdaq Listing and Review Council of the Panel’s determination requesting a stay of the delisting of its common stock until February 28, 2007. However, after filing of the Forms 10-Q, Nasdaq notified the Company that it had satisfied the conditions of the December 18, 2007 Panel Determination. Subsequently, Cyanotech Corporation received notice on February 21, 2007 from The NASDAQ Stock Market that the Company is not in Compliance with Nasdaq Marketplace Rule 4310(c)(14 for failure to file its Form 10-Q for the period ended December 31, 2006 and that such failure is basis for delisting the Company’s Common Stock from The Nasdaq Stock Market.  The Company was granted until February 28, 2007 to present its views to the Nasdaq Listing Qualifications Panel with respect to the failure to file such Form 10-Q.  In its response the Company indicated that it expected to file the Form 10-Q report on or before March 14, 2007 and requested continued listing.  On February 28, 2007, based on its response and request for continued listing submitted by the Company to Nasdaq, the Company received notice that the Nasdaq Listing Qualifications Panel has determined to grant the Company’s request for continued listing subject primarily to the Company’s filing on or before March 14, 2007 its Form 10-Q for the period ended December 31, 2006. In addition, the Company must be able to demonstrate compliance with all requirements for continued listing. As of the time of filing this report, the Company believes it meets all of the requirements for continued listing stated in the Listing Qualifications Panel determination of February 28, 2007. However, if the Company is incorrect in its belief, and the Company’s common stock is delisted, our stockholders could be materially and adversely affected by having less active and efficient market available for the trading of their stock.

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

(B)           We recorded certain Hawaii State Tax Credit adjustments which were considered immaterial in prior years.  Refundable income taxes were restated for the year ended March 31, 2005.  Income tax expense (benefit) was restated for each of the years in the three year period ended March 31, 2006 but had no impact on net loss for the three and nine months ended December 31, 2006 and 2005.

(C)           We recorded certain interest income adjustments which were considered immaterial in prior years.  These impacted the years ended March 31, 2004 and 2003 but had no impact on the three and nine months ended December 31, 2006 and 2005.

(D)          We reclassified certain certificates of deposit from cash to short-term investments in fiscal years 2005 and 2004.  These reclassifications had no effect on reported net income (loss) or in cash flows from operations for the years ended March 31, 2005 and 2004.   Cash flows from operations for the three and nine months ended December 31, 2005 were restated.

(E)            We recorded certain tax adjustments which were considered immaterial to reports filed in prior periods.   These adjustments impacted the years ended March 31, 2005, 2004 and 2003.   Cash flows from operations for the three and nine months ended December 31, 2005 were restated.

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

The following tables set forth the amounts previously reported in the Company’s consolidated statements of operations for the three month period ended December 31, 2005 and the nine month period ended December 31, 2005 and the effect of the restatement adjustments, and the restated amounts.

	Consolidated Statement of Operations
(in thousands, except per share data)	Three Months Ended December 31, 2005	Adjustments	Three Months Ended December 31, 2005
	(As reported)		(As restated)
Net sales	$2,333	$—	$2,333
Cost of sales (A)	1,712	(38)	1,674
Gross profit	621	38	659
Operating expenses:
Research and development (A)	45	(1)	44
Sales and marketing (A)	351	(4)	347
General and administrative (A)	461	(17)	444
Total operating expense	857	(22)	835
Income (loss) from operations	(236)	60	(176)
Other income (expense):
Interest income	13	—	13
Interest expense	(46)	—	(46)
Other income, net	(2)	—	(2)
Total other expense, net	(35)		(35)
Income (loss) before income taxes	(271)	60	(211)
Income tax expense (benefit) (B, E)	23	(24)	(1)
Net income (loss)	$(294)	$84	$(210)
Net income (loss) per share:
Basic	$(0.06)	$0.02	$(0.04)
Diluted	$(0.06)	$0.02	$(0.04)
Shares used in calculation of net income (loss) per share:
Basic	5,226	—	5,226
Diluted	5,226	—	5,226

	Consolidated Statement of Operations
(in thousands, except per share data)	Nine Months Ended December 31, 2005	Adjustments	Nine Months Ended December 31, 2005
	(As reported)		(As restated)
Net sales	$7,879	$—	$7,879
Cost of sales (A)	5,652	(19)	5,633
Gross profit	2,227	19	2,246
Operating expenses:
Research and development (A)	144	(4)	140
Sales and marketing (A)	988	(13)	975
General and administrative (A)	1,421	(54)	1,367
Total operating expense	2,553	(71)	2,482
Income (loss) from operations	(326)	90	(236)
Other income (expense):
Interest income	36	—	36
Interest expense	(136)	—	(136)
Other income, net	(10)	—	(10)
Total other expense, net	(110)	—	(110)
Income (loss) before income taxes	(436)	90	(346)
Income tax expense (benefit) (B, E)	26	(24)	2
Net income (loss)	$(462)	$114	$(348)
Net income (loss) per share:
Basic	$(0.09)	$0.02	$(0.07)
Diluted	$(0.09)	$0.02	$(0.07)
Shares used in calculation of net income (loss) per share:
Basic	5,225	—	5,225
Diluted	5,225	—	5,225

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

Overview

Comparisons of selected consolidated statements of operations data as reported herein follow for the periods indicated (dollars in thousands):

	Three Months Ended December 31, 2006	Three Months Ended December 31, 2005	Change
		(As Restated)
Net sales:
Spirulina products	$1,475	$1,307	13%
Natural astaxanthin products	950	994	(4)%
Other products	9	32	(72)%
Total sales, all products	$2,434	$2,333	4%

Gross profit	$78	$659	(88)%
Loss from operations	$(1,163)	$(176)	561%
Net loss	$(1,187)	$(210)	465%

Net sales:
Spirulina products	$4,437	$4,512	(2)%
Natural astaxanthin products	2,840	3,193	(11)%
Other products	76	174	(56)%
Total sales, all products	$7,353	$7,879	(7)%

Gross profit	$953	$2,246	(58)%
Loss from operations	$(2,016)	$(236)	754%
Net loss	$(2,106)	$(348)	505%

Sales for the three and nine months ended December 31, 2006 increased $101,000 or 4% and decreased $526,000 or 7% from the comparable three and nine month periods of the prior year, respectively.  For the three month period, Spirulina sales increased 13% above the comparable prior year period due to increased unit sales of bulk products to larger customers. Natural astaxanthin sales decreased 4% from the comparable prior year period with increased packaged product unit sales offset by decreased astaxanthin prices resulting from volume discounts and competitive pricing requirements.

For the nine month period ended December 31, 2006, natural astaxanthin sales decreased $353,000 or 11% and Spirulina sales decreased $75,000 or 2% from the comparable nine month prior year period. The decrease in natural astaxanthin sales for the nine month period was primarily due to decreased bulk product, including NatuRose, unit sales, and decreased average bulk selling prices.  Both of these overshadowed increased packaged astaxanthin and spirulina unit sales and prices.

For the three and nine months ended December 31, 2006, the Company’s cost of sales increased $682,000 or 41% and $767,000 or 14%, with respect to the prior comparable periods, Total cost of sales for the three and nine months ended December 31, 2006 was 97% and 87% of net sales, compared to 72% and 71%, with respect to the prior comparable periods. Correspondingly, for the three and nine month periods ended December 31, 2006 gross profit decreased to 3% and 13% from 28% and 29% in the comparable prior year periods.

The cost of sales increase for the three months ended December 31, 2006, relative to the prior comparable period, was primarily due to labor and chemical costs, some of which were deemed to be period costs resulting from an abnormal usage of nutrients which, coupled with other efforts, were not effective in correcting an imbalance in the multiple factors affecting the Company’s biological cultivation process.  Comparable period labor costs increased due to hourly wage rate increases in the first quarter of the year, and also due to the additional effort required in light of the just mentioned imbalance.  The imbalance also required the Company to incur additional utility costs relative to the level of product produced. In general, the forgoing elements combined to significantly increase the cost of sales, and correspondingly reduce gross profit for the three months ended December 31, 2006 relative to the prior comparable period. The cost of sales increase for the nine months ended December 31, 2006 relative to the prior comparable nine months was mainly due to the aforementioned factors, with imbalance in the cultivation process, and attendant additional efforts and costs, more of a factor in the third quarter. The impact of the imbalance is discussed, in part, below, and in more detail later in this Overview.

During the three and nine months ended December 31, 2006, as part of cost of sales, the Company recorded non inventoriable costs of approximately $513,000 and $1,276,000 respectively. Comparable non-inventoriable costs recognized in the three and nine months ended December 31, 2005 were $193,000 and 471,000, respectively, with non-inventoriable costs increasing $320,000 and $805,000 for the three and nine month periods ended December 31, 2006. The three months ended December 31, 2006 included an increase of $284,000 of period costs resulting from the abnormal chemical, labor, and utility usage discussed above, and $105,000 wherein a portion of otherwise inventoriable fixed costs could not be inventoried due to natural astaxanthin production output below normal capacity. The nine months ended December 31, 2006 included an increase of $434,000 of period costs due to abnormal chemical, labor, and utility usage. In addition, during the nine month period there was an increase of $295,000 in production costs associated with the Company’s animal nutrition market products which were not inventoriable because such costs would have exceeded the market value for such inventory. Additional information on these costs is provided later in this report.

We expect that the Company’s gross profit margins during fiscal 2007, and during the first quarter of fiscal 2008, will continue to be less than the margins reported for comparable prior year periods. This is primarily due to increased operating costs, the need to price competitively, and actions underway to bring production to desired capacity and quality levels. As noted earlier, the Company has recognized period costs resulting from an abnormal usage of nutrients coupled with other efforts which were not effective in correcting an imbalance in the cultivation process. Producing the highest quality microalgae is a complex biological process which requires the tenuous balancing of numerous factors including microalgal strain variations, temperature, acidity, nutrient and other environmental considerations, some of which is not in the Company’s control.   As a result, especially for natural astaxanthin cultivation, it is difficult and time consuming to adjust, improve or correct the production process when quality levels fall below specifications, and, while the Company possesses the scientific knowledge and resources to correct its production processes, there are too many variables involved for the Company to make reliable projections concerning such efforts.

Operating expenses, compared to the comparable prior year period, increased $406,000 or 49% for the three months and $487,000 or 20% for the nine months ended December 31, 2006.   The increase was primarily due to efforts associated with the restatement and filing process of the Company’s Form 10-K/A as well as late filings of Forms 10-Q and the related fees for accounting, legal,  auditing and contract services. $427,000 of such costs were incurred during the three months ended December 31, 2006, and $480,000 of such costs were incurred during the nine months then ended.

Other expenses decreased slightly comparing both the three and nine month periods ended December 31, 2006 and 2005.

The loss in gross profit and higher operating expenses resulted in a net loss of $1,187,000 for the third quarter of fiscal 2007, compared to a net loss of $210,000 for the third quarter of the prior fiscal year, and a loss of $2,106,000 for the nine months ended December 31, 2006 compared to a loss of $348,000 for the nine months ended December 31, 2005.

Results of Operations

Third Quarter of Fiscal 2007 Compared to Third Quarter of Fiscal 2006

Net sales for the three months ended December 31, 2006 were $2,434,000, a 4% increase from $2,333,000 for the comparable period a year ago.  The increase was primarily from increased sales of spirulina products partially offset by decreased natural astaxanthin sales in comparison to the prior comparable period.  Sales of spirulina products for the third quarter of fiscal 2007 were $1,475,000, an increase of 13% over the $1,307,000 generated in the third quarter of fiscal 2006.  As a percentage of sales, Spirulina represented 61% of total sales in the current period and 56% of sales in the prior comparable period.  Natural astaxanthin product sales were $950,000 during the third quarter of fiscal 2007, a 4% decrease from $994,000 in the third quarter of the prior year.  Natural astaxanthin product lines decreased to 39% of total sales compared to 43% of total sales in the third quarter of fiscal 2006.  Natural astaxanthin sales continued to decrease both as a result of a shortage of natural astaxanthin production and due to continued lower NatuRose demand in the Japanese aquaculture market. Had production been at levels consistent with prior consecutive quarters, the Company believes it could have would have generated additional sales in all natural astaxanthin products. This belief, however, is not based on a firmly contracted backlog since the Company’s customers may at any time forgo purchases or seek alternative sources.

Other product sales, primarily phycobilli proteins, were $9,000 and $32,000 for the third quarter of fiscal years 2007 and 2006, respectively, and represented 0.4% and 1% of sales in the respective periods.

International sales were 44% of total sales for the third quarter of fiscal 2007 and the comparable third quarter of fiscal 2006.  Historically, our major customers (sales exceeding 10% of total sales) have been two distributors, one based in Europe and one in the United States.  For the three months ended December 31, 2006, neither distributor accounted for more than 10% of total sales.  For the three months ended December 31, 2005, sales to the United States distributor were 12% of total sales.

For the three months ended December 31, 2006, the Company’s cost of sales increased $682,000 or 41% with respect to the prior comparable period. The cost of sales increase was primarily due to increased chemical and labor costs. For the three months ended December 31, 2006, total variable production costs increased 3%, and units produced decreased 35%, resulting in higher costs per unit of production. Chemical costs increased as a result of increased consumption of nutrients some of which were deemed to be period costs resulting from an abnormal usage of nutrients coupled with other efforts which were not effective in correcting an imbalance in the cultivation process. Labor costs were impacted by wage increases during the first quarter of fiscal 2007 in response to a competitive labor market (primarily from the construction industry) in Hawaii.

The foregoing cost increases, coupled with the 35% decrease in units produced, contributed to the Company recording additional otherwise inventoriable costs as expenses in the current period.  Such costs totaled approximately $529,000 in three months ended December 31, 2006 compared to $90,000 for the three months ended December 31, 2005. These included $284,000 of period costs as explained in the Overview. Also, $181,000 of fixed production overhead cost was not inventoriable during the three months ended December 31, 2006 because our natural astaxanthin production output was below normal capacity, compared to $76,000 of below normal capacity cost recorded during the three months ended December 31, 2005. Finally, production costs associated with the Company’s animal nutrition market products totaling approximately $65,000 for the three months ended December 31, 2006 compared to $14,000 for the three months ended December 31, 2005, were not inventoriable because such costs would have exceeded the market value for such inventory.

As a result of the decrease in sales coupled with the increase in cost of sales, the gross profit margin as a percentage of sales decreased to 3% for the three months ended December 31, 2006 as compared to 28% for the comparable prior year quarter. Gross profit represents net sales less the cost of product sales, which includes the cost of materials, manufacturing overhead costs, direct labor costs and depreciation and amortization.  Gross profit for the three months ended December 31, 2006 was $78,000.  In contrast, gross profit for the comparable period of the prior fiscal year was $659,000.  Gross profit was significantly reduced in the current period by the Company recording additional otherwise inventoriable costs as expenses, as noted and discussed earlier. Explaining further, the Company judged certain production cultivation costs to be above historical averages and recognizable as current-period charges resulting from unusually low production volumes in astaxanthin and, to some extent, spirulina.  These costs consisted primarily of labor, chemicals and also utility costs which were incurred in response to balancing cultivation specifications to established parameters associated with producing high quality microalgae.  In addition, due to the low production volumes, certain fixed production overhead costs could not be inventoried as of December 31, 2006 because production output was below normal capacity and the inventorying of such fixed costs would have exceeded the market value for such inventory.  Lastly, gross margins were impacted by market pricing constraints on the Company’s animal nutrition product which limited the amount of production costs to be reflected in inventory because the costs exceeded the market value for such inventory.

Operating expenses for the three months ended December 31, 2006 and 2005 were $1,241,000 or 51% of sales and $835,000, or 36% of sales respectively, resulting in an increase of $406,000, or 49%.  Research and development expenses increased $37,000 over the comparable period of the prior fiscal year while sales and marketing expenses declined $20,000.  General and administrative expenses increased $389,000, primarily due to expenses that were associated with the prior fiscal year’s restatement and filing of the Company’s Form 10-K/A, late filings of Forms 10-Q for the first and second and third quarters of fiscal year 2007, and, to a much lesser extent, other expenses associated with the Company’s one for four reverse stock split on November 3, 2006. (See Note 2 to the Consolidated Financial Statements).   The Company expects that total operating expenses will increase throughout the remainder of the fiscal year due to additional efforts associated with the aforementioned restatement, late filings of Forms 10-Q and costs stemming from a remediation plan which requires that policies and procedures be designed to ensure full compliance with Generally Accepted Accounting Principles (GAAP) as it applies to inventory accounting, and to: (a) ensure that the Company’s disclosures are subject to adequate and rigorous review process prior to finalizing and releasing financial statements;  (b) continue to update inventory accounting systems and procedures to properly accommodate specific inventoriable fixed costs in accordance with GAAP; and (c) continue to identify resources with the critical skills necessary to ensure full compliance with GAAP.  Approximately $427,000 of related audit, legal, outside consulting costs, remediation plan costs, and minor  costs related to the Company’s one for four reverse stock split, are included in general and administrative expenses for the current period, and these expenses were partially offset by a cumulative net reduction in several minor General and Administrative expense categories.

Net other expense for the third quarter of fiscal 2007 was $27,000, a decrease from $35,000 for the same period a year ago, with the difference primarily due to realized transaction losses with our Japanese subsidiary.

For the third quarter of fiscal 2007, an income tax benefit of $3,000 was recorded, compared to an income tax benefit of $1,000 reported for the comparable period of the prior fiscal year. The benefits arise primarily from state tax credits related to investment in property and equipment. The Company does not expect any expense to be recorded for United States income taxes in the current fiscal year as a result of available net operating loss carry forwards.

The result of the foregoing was a net loss of $1,187,000, or ($0.23) per diluted share, for the three months ended December 31, 2006, in comparison to net loss of $210,000, or ($0.04) per diluted share, for the comparable prior year quarter.  The net loss occurred because of lower net sales and lower gross profit in conjunction with higher operating expenses for the current quarter.

Nine Months Ended December 31, 2006 Compared to Nine Months Ended December 31, 2005

Net sales for the nine months ended December 31, 2006 were $7,353,000, a decrease of 7% from sales of $7,879,000 reported for the comparable period a year ago.  The reduction in sales over the nine month period was the largely the result of decreased sales of bulk natural astaxanthin, including NatuRose, units sold coupled with decreased Spirulina and astaxanthin bulk prices. Although spirulina bulk units sold increased and there were increases in packaged astaxanthin and spirulina unit sales and prices, these increases were offset by the decreases just discussed. Price decreases for bulk astaxanthin product were due to volume discounts and competitive pricing decisions. We expect price competition to continue for certain astaxanthin bulk products. The impact of volume discounts and competitive pricing depends on order levels and timing, both of which we have historically been unable to predict with any degree of certainty. For the nine month period, the decrease in Spirulina sales resulted primarily from a net increase in units sold offset by a decrease in average bulk selling prices due to discounts on large volume orders.

International sales represented 46% of net sales for the nine months ended December 31, 2006 compared to 52% for the same period a year ago due to lower sales in Japan, the Asia Pacific region, and Europe.  For the nine months ended December 31, 2006 and 2005, our European distributor, Spirulina International, accounted for 9% and 10% of total sales, respectively.

For the nine months ended December 31, 2006 cost of sales increased by $767,000 or 14% above the comparable prior year period.   Also, for the nine months ended December 31, 2006, variable production costs increased 10% primarily in labor and chemicals.   Labor costs were impacted by wage increases during the first quarter of fiscal 2007 in response to a competitive labor market (primarily from the construction industry) in Hawaii.   Chemical costs increased as a result of increased consumption of nutrients and other efforts, some of which were deemed to be period costs due to abnormal usage which, particularly in the third quarter, were not effective in correcting an imbalance in the cultivation process.  The foregoing cost increases, coupled with a 16% overall decrease in units produced, contributed to the Company recording additional otherwise inventoriable costs as expenses in the current period.  Such costs totaled approximately $1,276,000 in nine months ended December 31, 2006 compared to $471,000 for the nine months ended December 31, 2006. These included $434,000 of period costs due primarily to the imbalance discussed above. Also, $275,000 of fixed production overhead cost was not inventoriable during the nine months ended December 31, 2006 because our natural astaxanthin production output was below normal capacity, compared to $203,000 of below normal capacity cost. being recorded during the nine months ended December 31, 2005. Finally, production costs associated with the Company’s animal nutrition market products totaling approximately $309,000 for the nine months ended December 31, 2006 compared to $14,000 for the nine months ended December 31, 2005, were not inventoriable because such costs would have exceeded the market value for such inventory.

Our gross profit margin as a percentage of sales decreased to 13% for the nine months ended December, 31, 2006 from 29% for the same period a year ago.  Gross margins were significantly impacted in keeping with the forgoing cost of sales discussion. With respect to the production imbalance previously discussed, which , for the current period, has become the primary reason for the Company’s gross margin decrease, it is again important to note that producing the highest quality microalgae is a complex biological process which requires the tenuous balancing of numerous factors including microalgal strain variations, temperature, acidity, nutrient and other environmental considerations, some of which is not in the Company’s control.   As a result, especially for natural astaxanthin cultivation, it is difficult and time consuming to adjust, improve or correct the production process when quality levels fall below specifications. Until this imbalance, which primarily impacts astaxanthin, is corrected we expect production volumes to remain low and we expect our gross profit margins to remain lower than those experienced in prior comparable periods.

Operating expenses for the nine months ended December 31, 2006 were $2,969,000, an increase of $487,000 or 20% from the comparable prior year period.   The increase in spending reflects higher general and administrative expense.  During the current nine-month period, the Company has recorded expenses of $480,000 associated with completing the restatement of the Company’s 2006 annual report on Form 10-K/A, and due to late fiscal year Form 10-Q filings, and other associated matters.  Sales and marketing expenses for the nine months slightly decreased while research and development expenses slightly increased   While it is our goal to contain discretionary operating spending in our research and development, sales and marketing, and general and administrative activities, it may become necessary for the company to selectively increase spending in some or all of these areas to remain competitive and to meet and, in certain areas exceed, increasing regulatory requirements. In particular, it will be necessary for the Company to incur additional general and administrative expenses due to efforts associated with the aforementioned restatement, late filings of Forms 10-Q and costs stemming from a remediation plan which requires that policies and procedures be designed to ensure full compliance with Generally Accepted Accounting Principles (GAAP) as it applies to inventory accounting, and to: (a) ensure that the Company’s disclosures are subject to adequate and rigorous review process prior to finalizing and releasing financial statements;  (b) continue to update inventory accounting systems and procedures to properly accommodate specific inventoriable fixed costs in accordance with GAAP; and (c) continue to identify resources with the critical skills necessary to ensure full compliance with GAAP.

Net other expense of $99,000 for the nine months ended December 31, 2006 was comparable to the same period of the prior fiscal year at $110,000, with the decrease due primarily to realized transaction losses with our Japanese subsidiary.

For the nine months ended December 31, 2006, an income tax benefit of $9,000 was recorded compared to an income tax provision of $2,000 for the comparable prior year period.  The Company does not expect any United States income taxes for the current fiscal year as a result of available net operating loss carry-forwards.  For income taxes, the Company records a valuation allowance to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized.  Judgment is required in assessing the need for the valuation allowance.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which net deferred tax assets are deductible, management does not believe it is more likely than not the Company will realize a portion of its gross deferred tax assets, and has thus established a valuation allowance to reflect its estimated realizability. The amount of the deferred tax assets considered realizable, however, could change in the near term if estimates of future taxable income during the carryforward period change.

The Company recorded net loss of $2,106,000 or ($0.40) per diluted share for the nine month period ended December 31, 2006.  For the same period a year ago the Company reported net loss of $348,000 or ($0.07) per diluted share.  The net loss in the current period is primarily attributable to decreased sales in conjunction with an increase in cost of sales and higher operating expenses as compared to the same period a year ago.

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

Working capital at December 31, 2006 decreased by $1,592,000 to $4,055,000 from $5,647,000 at March 31, 2006 primarily due to significant reductions in cash and equivalents of $529,000, receivables of $690,000, and inventory of $259,000, offset partially by an increase in prepaid expenses and other current assets of $120,000.

At December 31, 2006, cash, cash equivalents and short-term investments was $2,006,000, a decrease from $2,535,000 at the beginning of the fiscal year.  Net cash of $18,000 was used by operations for the nine months ended December 31, 2006 compared with $408,000 of net cash provided by operations for the comparable prior year period.  The net cash used by operations during the nine months ended December 31, 2006 resulted primarily from a $1,758,000 increase in net loss in the current year compared to a net losses of $348,000 for the same period a year ago reduced by non-cash transactions. Large factors in minimizing the cash used in operations for the current period were a $686,000 reduction of accounts receivable, a $259,000 inventory decrease, and an increase of $153,000 in accounts payable.

The Company believes that its current cash position in conjunction with the expectation of future cash provided by operations will be sufficient to meet its working capital and capital expenditure requirements for at least the next 12 months. However, operating costs and the costs of restatement are placing and will continue to place an additional burden on the Company’s liquidity. Once the previously discussed production imbalance is corrected the Company expects that its future production levels will be in line with future sales demand and that this will continue to allow the Company to minimize its investment in inventory held for sale.  The Company continues to consider sources of capital to strengthen its financial position and liquidity should its liquidity position worsen significantly.  There can be no assurance that such financing alternatives or other sources of capital will be available under favorable terms, if at all.

Cash used in investing activities (for capital expenditures) for the current nine month period was $246,000, an increase from $203,000 in the comparable prior year period.

Cash used in financing activities amounted to $265,000 and $259,000 for the nine months ended December 31, 2006 and 2005, respectively.

The Company’s contractual obligations and commitments (consisting of a term loan and operating leases) are disclosed in the Company’s 2006 Annual Report on Form 10-K/A in the following sections: Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources, and Item 8 Financial Statements and Supplementary Data — Notes 5 and 6 of Notes to Consolidated Financial Statements.  There were no significant changes in contractual obligations and commitments from March 31, 2006 to December 31, 2006.

Critical Accounting Policies

Our unaudited financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information pursuant to Regulation S-X.  The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with those accounting principles requires management to make judgments and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The Company regularly re-evaluates its judgments and estimates which are based upon historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The Company believes that of its significant accounting policies, policies that may involve a higher degree of judgment and complexity are inventory valuations, valuation of equipment and leasehold improvements and long-lived assets, and income taxes. These critical accounting policies are stated in the notes to consolidated financial statements in the Company’s previously filed report on Form  10-K/A, for the fiscal year ended March 31, 2006.  This discussion and analysis should be read in conjunction with such notes and our consolidated financial statements and related notes included elsewhere in this report.

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

Currently, the Company’s natural astaxanthin production levels are below previous periods due to an imbalance in certain cultivation specifications compared to established parameters associated with producing high quality microalgae.   Some natural astaxanthin orders for both the animal nutrition and the human market were backlogged as of December 31, 2006 due to the lower production volumes in the current year. However, customers are not obligated to purchased backlogged product and may seek alternatives or forgo purchases.  While the Company is actively working to address the imbalance situation, it might take many weeks or months to restore production to normal capacity volumes. Natural astaxanthin cultivation is a complex biological process which requires the tenuous balancing of numerous factors including microalgal strain variations, temperature, acidity, nutrient and other environmental considerations, some of which is not in the Company’s control.   As a result, especially for natural astaxanthin cultivation, it is difficult and time consuming to adjust, improve or correct the production process when quality levels fall below specifications, and, while the Company possesses the scientific knowledge and resources to correct its production processes, there are too many variables involved for the Company to make reliable projections concerning such efforts.

In addition, for the current fiscal year, the Company has been unable to inventory the full cost of producing its natural astaxanthin product for the animal nutrition market due to lower of cost or market constraints. As a result, we are shifting our natural astaxanthin production toward higher valued products such as BioAstin for human consumption until and if such time that profitable animal nutrition markets or other astaxanthin markets can be identified that can generate reasonable profitability for the Company.

The Company is exploring options to expand consumer brand awareness and knowledge of its product lines, with particular focus of BioAstin, the Company’s human natural astaxanthin product line, for which it believes full market penetration has not yet been realized. To accomplish these objectives the Company, among other initiatives, has, as of the date of filing this report, based a knowledgeable sales employee on the US mainland to increase the Company’s outreach to both the US and European markets.

Gross profit margin percentages in fiscal 2007, and early next fiscal year, are expected to remain lower in comparison to previous periods. This is primarily due to the aforementioned production imbalance. In addition, the Company has experienced cost increases as certain variable operating costs for utilities, production labor, and pond nutrients have increased in comparison to previous periods.  The Company’s utility costs are impacted by the price of oil, which is used to generate electricity for processing and for water pumping.  In the face of a robust local construction economy, the Company found it necessary to increase production wages in order to retain key employees and attract qualified personnel. With competition increasing and higher production costs, pressure is placed on achieving a reasonable profit margin.  When market value, including a reasonable profit margin, cannot be achieved, production costs exceeding the product’s market value cannot be inventoried and is reflected immediately in cost of sales.   Additionally, with the adoption of SFAS 151, the Company recognizes costs associated with abnormal amounts of idle facility expense, freight, handling costs and wasted materials (such as spoilage) as current-period charges in cost of sales.   When production costs exceed historical averages, the Company evaluates whether such costs are current-period charges or can be inventoried.   In addition, the allocation of such fixed production overheads (such as depreciation and general insurance) to inventories is determined based on normal production capacity.   When the Company’s production volumes are below normal capacity limits, certain fixed production overhead costs cannot be inventoried and are recorded immediately in cost of sales.   Currently, the Company’s natural astaxanthin production levels (and to a much lesser extent Spirulina production levels during the period ended December 31, 2006) are below previous periods and normal production levels due to an imbalance in certain cultivation specifications in comparison to parameters associated with producing high quality microalgae. Again, producing the highest quality microalgae is a complex biological process which requires balancing numerous factors including microalgal strain variations, temperature, acidity, nutrient and other environmental considerations, some of which are not within the Company’s control.   It is difficult and time consuming to adjust, improve or correct the production process when quality levels fall below specifications.   As a result, we experienced a production shortfall in our natural astaxanthin products during the three and nine months ended December 31, 2006.  These shortfalls likely resulted in decreased sales since customers are able to secure alternative products or are able to forgo purchases. Until the Company is able to prudently increase its level of natural astaxanthin production, the Company believes margins will continue to be negatively impacted by all of the foregoing cost elements, and margins are expected to remain lower than those reported for comparable previous periods.

The Company anticipates that future total operating expenses will increase due to the costs of the restatement and the remediation of errors identified by the restatement, including the need to improve the Company’s internal controls.  Please refer to Part II, Item 4 (a) in this report. In addition, increased costs are expected as a result of management’s recommendation and the Company’s Audit Committee and Board of Directors approval and adoption of a remediation plan which includes that policies and procedures will be designed to ensure full compliance with GAAP, particularly as it applies to inventory accounting, and will address key financial reporting risk elements, including the following: (a) ensuring that its disclosures are subject to an adequate review process prior to finalizing and releasing financial statements;  (b) continuing to update its inventory accounting systems and procedures to properly accommodate specific inventoriable fixed costs in accordance with GAAP; and (c) continuing to identify resources with the critical skills necessary to ensure full compliance with GAAP. Since the process related to error identification and the subsequent restatement began after June 30, 2006, much of the related audit, legal, outside consulting costs, and remediation plan costs are included in and are applicable to this Form 10-Q. For the quarter ended December 31, 2006, $428,000 of such costs are reflected in general and administrative expenses, and for the nine months ended December 31, 2007, $480,000 of such costs are reflected.

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

We have a term loan agreement which adjusts quarterly based on the prime rate plus 1%.  As such we are exposed to interest rate risk whereby a 1% increase or decrease in the prime rate would lead to an increase or decrease of approximately $15,000 in interest expense for the year ending March 31, 2007 (based on March 31, 2006 amounts outstanding).

The Company may enter into additional foreign countries in the future which may involve similar economic and political risks as well as challenges that are different from those currently encountered by the Company.

Item 4.  Controls and Procedures

(a) Disclosure Controls and Procedures

This Form 10-Q should be read in conjunction with Item 9A “Controls and Procedures” of the Company’s Form 10-K/A for the fiscal year ended March 31, 2006 filed February 14, 2007, which is incorporated herein by reference.

There were changes in Controls and Procedures during the current quarter. As disclosed in the Form 10-Q report for the second quarter of fiscal year 2007, beginning in that quarter the Company identified errors in the application of certain accounting practices and procedures. As a result, during the second and third quarters of fiscal year 2007 the Company began changing and is continuing the process of improving its control policies, procedures, and systems. This process was and is directly related to the Company’s February 14, 2007 filing of Form 10-K/A, correction of the error in its inventory accounting, and also a remediation plan adopted by the Board of Directors in November 2006 as discussed in Form 10-K/A, especially Note 13 to the Consolidated Financial Statements therein.

Because the aforementioned error was discovered by the Company on August 7, 2006, it is clear that as of June 30, 2006 the Company did not maintain effective controls over accounting for inventory. Specifically, errors resulted because the Company did not have effective policies and procedures and adequately trained and qualified accounting department staff to ensure that inventory included all inventoriable fixed cost components such as depreciation, portions of general insurance costs, and portions of direct labor burden costs in accordance with GAAP. As a result of this weakness, which was later determined by the Company to be material, the Company restated its consolidated financial statements as of and for the fiscal years ended March 31, 2006, 2005, and quarterly periods within fiscal years 2006, 2005, and 2004 and has restated selected financial data for the years ended March 31, 2003 and 2002 to adjust its inventory balances, cost of goods sold, and related amounts of income and loss. The restatement is reflected in the Company’s Form 10-K/A filed February 14, 2007, and is reflected in restated prior period comparable information contained in this Form 10-Q.

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

Specific changes in the Company’s internal control over financial reporting during the third quarter of fiscal year 2007 included:

—             Additional improvements in inventory accounting procedures and systems.

—             Heightening enterprise level review and evaluation of inventory accounting policies, procedures, and systems.

—             Engaging additional professional accounting resources on a consulting basis to assist with error evaluation and correction, and taking specific steps to find and hire additional professional accounting employees to bolster both financial reporting and inventory accounting in-house capabilities. As of this filing, we are still seeking additional suitable professional accounting employees.

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

Our Global Operations Expose Us to Complex Management, Foreign Currency, Legal, Tax and Economic Risks, Which We May Not Be Able to Address Adequately

We conduct business in a number of countries around the world. For the quarter ended December 31, 2006, approximately 44% of our net sales were from sales to foreign customers. As a result, we are subject to a number of risks that include, but are not limited to:

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

Our Revenues Could Be Adversely Affected By the Loss of a Significant Customer or the Failure to Collect a Large Accounts Receivable

We have in the past derived, and may continue in the future to derive, a significant portion of our revenues from a relatively limited number of major customers. From quarter to quarter, revenues from one or more individual customers may exceed 10% of our revenues for the quarter. During the year ended March 31, 2006, sales to one customer, a European distributor of natural products, were approximately 12% of net sales. If sales to this customer or other such major customer decrease significantly, this may materially affect our results of operations. In addition, if we fail to collect large accounts receivable from such major customers, we could be subject to significant financial exposure.  For the nine months ending December 31, 2006, sales to this European distributor represented less than 10% of total sales.

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

We May Need to Raise Additional Capital in the Future Which May Not Be Available

At December 31, 2006, the Company’s working capital was $4,055,000. Cash equivalents and short-term investments at December 31, 2006 totaled $2,066,000. Our cash requirements will depend on numerous factors, including: demand for products; normal requirements to maintain and upgrade facilities and equipment; whether opportunities emerge in either new markets or in research and development activities; or, in the event we need to expand or contract our production or distribution infrastructure. We believe our current cash, cash equivalents, short-term investments and expected cash provided from operations will be sufficient to meet our capital requirements for at least the next 12 months. If we need to raise additional funds, we may not be able to secure funding on acceptable terms, if at all. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our then current stockholders may be reduced. If we raise additional funds through the issuance of convertible debt securities, or through additional debt or similar instruments, such securities, debt, or similar instruments could have rights senior to those of our common stockholders and such instruments could contain provisions restricting our operations. If adequate funds are not available to satisfy either short-term or long-term capital requirements, we may be required to limit operations with adverse results.

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

The Company Will Incur Additional Sums In the Future in Order to Comply with Securities and Exchange and Public Company Accounting Oversight Requirements Resulting from the Sarbanes-Oxley Act

As of March 31, 2008, the Company is required to have additional policies, procedures, systems and related documentation in compliance with Securities and Exchange Commission and Public Company Accounting Oversight Board requirements. There is currently no means of reliably estimating the costs of such additional compliance.

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

The Nasdaq Listing Qualifications Panel issued its decision on the appeal on December 18, 2006 holding that the Company is granted an extension until February 20, 2007 to file its Form 10-Q reports. See the Company’s Form 8-K dated December 18, 2006.

Subsequently, on February 14, 2007 the Company filed Form 10-K/A amending and restating its Form 10-K for the year ended March 31, 2006. Also, on February 20, 2007 the Company filed Forms 10-Q for the quarters ended June 30 and September 30, 2006, in compliance with the December 18, 2006 extension discussed above. Cyanotech Corporation received notice on February 21, 2007 from The NASDAQ Stock Market that the Company is not in Compliance with Nasdaq Marketplace Rule 4310(c)(14) for failure to file its Form 10-Q for the period ended December 31, 2006 and that such failure is basis for delisting the Company’s Common Stock from The Nasdaq Stock Market.  The Company was granted until February 28, 2007 to present its views to the Nasdaq Listing Qualifications Panel with respect to the failure to file such Form 10-Q.  In its response the Company indicated that it expected to file the Form 10-Q report on or before March 14, 2007 and requested continued listing. On February 28, 2007, based on its supplemental response and request for continued listing submitted by the Company to Nasdaq, the Company received notice that the Nasdaq Listing Qualifications Panel has determined to grant the Company’s request for continued listing subject primarily to the Company’s filing on or before March 14, 2007 its Form 10-Q for the period ended December 31, 2006. In addition, the Company must be able to demonstrate compliance with all requirements for continued listing. As of the time of filing this report, the Company believes it meets all of the requirements for continued listing stated in the Listing Qualifications Panel determination of February 28, 2007. However, if the Company is incorrect in its belief, and the Company’s common stock is delisted, our stockholders could be materially and adversely affected by having less active and efficient market available for the trading of their stock.

Item 4.       Submission of Matters to a Vote of Security Holders

None -

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

A report on Form 8-K dated October 16, 2006 included Item 3.03, Material Modification of Rights of Securities Holders.

A report on Form 8-K dated November 14, 2006 included Item 3.01, Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard; Transfer of Listing.

A report on Form 8-K dated November 14, 2006 included Item 3.03, Material Modification to Rights of Securities Holders.

A report on Form 8-K dated November 14, 2006 included Item 8.01, Other Events.

A report on Form 8-K dated November 28, 2006 included Item 2.02, Results of Operations and Financial Condition.

A report on Form 8-K dated November 28, 2006 included Item 4.02, Results of Operations and Financial Condition.

A report on Form 8-K dated December 18, 2006 included Item 8.01, Other Events:

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYANOTECH CORPORATION (Registrant)

March 13, 2007	By:	/s/ Gerald R. Cysewski
(Date)		Gerald R. Cysewski
Chairman of the Board, President and
President and Chief Executive Officer

March 13, 2007	By:	/s/ William R. Maris
(Date)		William R. Maris
Vice President — Finance & Administration,
Chief Financial Officer
(Principal Financial and Accounting Officer)