Form 10-K
period 2007-03-31
CYANOTECH CORP
filed 2007-08-16
CIK 768408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2007

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

Common Stock, $.02 par value

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

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant on July 30, 2007 was approximately $5,113,000 based on the closing sale price of the Common Stock on the NASDAQ Capital Market on that date.

Number of shares outstanding of Registrant’s Common Stock at July 30, 2007 was 5,233,520.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

This Form 10-K should be read in conjunction with the Company’s Form 10-K/A for the fiscal year ended March 31, 2006 filed February 14, 2007. Prior period comparative information contained in this Form 10-K has been restated consistent with the Company’s Form 10-K/A,  and to reflect the Company’s one-for-four reverse stock split (see Note 2  to Consolidated Financial Statements included in  Form 10-Q  for the fiscal  quarter ended December 31, 2006).

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

Cyanotech’s Business

The Company operates entirely in one operating segment, the cultivation and production of microalgae into high-value, high-quality natural products. The Company cultivates, on a large-scale basis, two microalgal species from which our two major product lines, spirulina products and natural astaxanthin products, are derived. Cyanotech records revenue and cost of sales information by product category but does not record operating expenses by such product category. The following table sets forth, for the three years ended March 31, 2007, the net sales contributed by each of the Company’s product lines (in thousands):

	Net Sales
	2007	2006	2005
Spirulina products:
Spirulina Pacifica	$6,090	$6,517	$6,626
Natural astaxanthin products:
NatuRose	1,142	1,403	1,817
BioAstin	2,354	2,967	2,855
Other including phycobiliproteins	97	244	147
Total	$9,683	$11,131	$11,445

Spirulina Products

Since 1985, Cyanotech has been producing a strain of spirulina microalgae marketed as Spirulina Pacifica. Accounting for 63%, 59% and 58% of net sales for the years ended March 31, 2007, 2006, and 2005, respectively, Spirulina Pacifica provides a vegetable-based, highly absorbable source of protein, natural beta-carotene, mixed carotenoids, B vitamins, gamma linolenic acid, essential amino acids and other phytonutrients. Spirulina Pacifica is produced in three forms:  powder, flake and tablets. Powder is used as an ingredient in nutritional supplements and health food drinks while flakes are used as a seasoning on various foods. Tablets are consumed as a daily dietary supplement. All three forms are sold as raw material in bulk quantities and as packaged consumer products under the Nutrex Hawaii label.

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

Continuing the production process, the Spirulina crop in each pond is circulated by paddlewheels to keep an even blend of nutrients in suspension and a uniform exposure of the algae to sunlight. Our ponds are engineered to maintain the right media depth for sunlight to permeate each crop completely, facilitating rapid growth. The design of our cultivation ponds promotes efficient growing conditions, allowing the Spirulina Pacifica algae to reproduce rapidly. Each pond can be harvested, on average, in six days. As sunlight is a major component of cultivation, production can be impacted by seasonality changes during the winter months, with shortened daylight hours and potential inclement weather.

Once ready for harvest, some 70% of the Spirulina algae are pumped from a pond through underground pipes to our processing building where the crop is separated from the culture media by stainless steel screens. The remaining culture serves as an inoculum for the next growth cycle. Harvested Spirulina is washed with fresh water and vacuum filtered before moving to the drying stage. Culture media separated from Spirulina algae during processing are conserved and recycled. Recycled media are refortified with nutrients before being returned to the culture ponds for another cycle of cultivation. Our Integrated Culture Biology Management (“ICBM”) technology for microalgae cultivation has proven to be a reliable and stable operating environment, allowing us to grow and harvest Spirulina without significant contamination by unwanted microorganisms and without associated loss of productivity.

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

As of March 31, 2007, the backlog of orders for all Spirulina products totaled approximately $432,000 and the majority of these orders were filled in the first quarter of fiscal 2008. Such backlogs at the end of fiscal 2006 and 2005 were $448,000 and $661,000 respectively.

Natural Astaxanthin Products

The Company commenced commercial production of natural astaxanthin in early 1997 with the introduction of NatuRose to the aquaculture market. Astaxanthin is a red pigment used in the aquaculture market primarily to impart a pink to red color to the flesh of commercially raised fish and shrimp but also has been found to be essential for their proper growth and survival. Since its introduction, several feeding trials have been performed by our customers and potential customers that prove the efficacy of NatuRose as an alternative to the petrochemical-based synthetic astaxanthin presently used by most aquaculture companies. The appeal of our product is that it is derived from a natural source and produces results that are comparable, or in some cases superior, to synthetic astaxanthin. Sold in bulk quantities as a powder, NatuRose sales accounted for 12%, 13% and 16% of net sales for the years ended March 31, 2007, 2006 and 2005, respectively.

In 1999, our natural astaxanthin product for the human nutrition market, BioAstin, was introduced. BioAstin sales accounted for 24%, 27% and 25% of net sales for the years ended March 31, 2007, 2006 and 2005, respectively. BioAstin is produced in three forms: a liquid lipid extract, gelcaps and microencapsulated “beadlets” with all three forms sold in bulk quantities. BioAstin gelcaps are also sold in packaged consumer form under the Nutrex Hawaii label. A growing body of scientific literature is suggesting that the beneficial antioxidant properties of natural astaxanthin may surpass many of the antioxidant properties of vitamin C, vitamin E, beta-carotene and other carotenoids. Independent scientific studies indicate that in certain models, natural astaxanthin has up to 550 times the antioxidant activity of vitamin E and 10 times the antioxidant activity of beta-carotene.

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

NatuRose is sold through a network of agents and distributors primarily as feed to manufacturers and farmers in the aquaculture industry. Japan is one of our primary markets for the application of NatuRose in aquaculture and was a major factor in our decision to establish Cyanotech Japan as a channel of distribution. Although, as discussed and reported previously, sales in Japan have decreased in recent years, but Japan remains a primary NatuRose market from which sales are expected to remain an important part of our business. In addition, NatuRose is sold to poultry feed formulators as a natural pigment for the yolk of chicken eggs and also to formulators of feeds for commercial breeding of high-value tropical fish. As our product is a natural astaxanthin, many of these formulators identify NatuRose by name as a component of their feed. While the Company has taken action to diversify its market for NatuRose in selected markets in Europe and new aquaculture markets in Japan, it is focusing less effort on sales of NatuRose and more effort on sales of Bioastin.

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

During the second, third and fourth quarters of fiscal year 2007, the Company experienced and reported decreased Astaxanthin production volumes due to an imbalance in the many critical factors, some beyond Company control, which are involved in the production of microalgae. The production shortfalls resulting from this imbalance dramatically increased the Company’s per unit production costs. Efforts to correct this complex biological imbalance started to become effective late in the fourth quarter, and, as of the date of this report, several key factors causing the imbalance have been identified and corrective efforts, which are time consuming due to the biological nature of the process, are resulting in increased production levels. A key factor causing an imbalance in our culture system was the concentration of certain micronutrients. This can be affected by the level of micronutrients in water received from the Department of Water supply.

As of March 31, 2007, the backlog of orders for all Natural Astaxanthin products increased to approximately $802,000, due to production problems. The majority of these orders were filled in the first quarter of fiscal 2008. Backlogs at the end of fiscal 2006 and 2005 were $257,000 and $74,000, respectively.

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

Major Customers

Approximately $937,000 or 10% of net sales for the year ended March 31, 2007 were to Spirulina International B. V., a Spirulina marketing and distribution company based in the Netherlands. Sales to this customer amounted to $1,285,000 or 12% of net sales for the fiscal year 2006 and $1,130,000 or 10% of net sales for the fiscal year 2005. We believe that sales to this customer will continue to represent a significant portion of total net sales in future periods and any significant reduction in demand from this customer could have a material adverse effect on our business, financial condition and results of operations. No other customer accounted for more than 5% of net sales for the year ended March 31, 2007.

Research and Development

Cyanotech’s expertise is in the development of efficient, stable and cost-effective production systems for microalgal products. Our researchers investigate each specific microalgae identified in the scientific literature for potentially marketable products and then strive to develop the technology to grow such microalgae on a commercial scale. Successful microalgal product development is highly uncertain and is dependent on numerous factors, many beyond the Company’s control. Products that appear promising in early phases of development may be found to be ineffective, may be uneconomical because of manufacturing costs or other factors, may be precluded from commercialization due to the proprietary rights of other companies, or may fail to receive necessary regulatory approvals.

The Company had research and development expenditures of $203,000, $187,000 and $251,000 in fiscal years 2007, 2006 and fiscal 2005, respectively. We made no investment in scientific clinical trials during fiscal 2007, but plan to invest some funds in fiscal 2008 as part of our effort to contain production costs and improve production yields. Fiscal 2006 and 2005 expenses included those for the initiation of clinical trials aimed at increasing production yields and improving the quality and stability of some products. The Company also continues to explore customer sponsored research and development, although amounts spent for this purpose were not material in each of the three years ended March 31, 2007.

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

A requirement of the ITP is to provide insurance coverage for funding the project for the term of the ITP. The Company’s insurance broker was unable to locate an underwriter who would provide such a bond. As permitted by law, the FWS waived this requirement recognizing that this HCP did not involve a significant capital expenditure. However, under Hawaii state law, no waiver provision is available. A new ITP was issued by the FWS on September 29, 2006, and by the State of Hawaii Division of Forestry and Wildlife (DOFAW) on October 13, 2006, both which expire on March 17, 2016. In October, 2005, the Company submitted a new ten-year HCP to the FWS and the DOFAW.

Employees

As of March 31, 2007, the Company employed 64 people on a full-time basis. Of the total, 48 are involved in harvesting and production and the remainder in sales, administration and support. Management believes that its relations with employees are good. We continue to experience some difficulty in attracting entry-level operations personnel due to increased wage competition for workers stemming from the growth in the State’s construction industry. None of our employees are subject to collective bargaining agreements.

Internet Information

Our Internet address is www.cyanotech.com. There we make available, free of charge, copies of Cyanotech documents, news releases and financial statements issued in the last 12 months. Included there are copies of the Company’s Code of Conduct and Ethics, the Nominating and Corporate Governance Committee Charter, and the Charter and Powers of the Audit Committee. The information found on our Web site, unless otherwise indicated, is not part of this or any other report we file with or furnish to the Securities and Exchange Commission. Spirulina Pacifica and BioAstin are sold directly online through the Company’s website, www.nutrex-hawaii.com, as well as through resellers in over 40 countries worldwide. Technical information for the Company’s phycobiliproteins products is available at www.phycobiliprotein.com. Corporate data, product information and charters of our Board committees are also available at www.cyanotech.com.

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

We May Need to Raise Additional Capital in the Future Which May Not Be Available

At March 31, 2007, our working capital was $3,361,000. Cash and cash equivalents at the same date totaled $1,444,000. Our cash requirements will depend on numerous factors, including demand for products; normal requirements to maintain and upgrade facilities and equipment; whether opportunities emerge in either new markets or in research and development activities; or, in the event we need to expand or contract our production or distribution infrastructure.

We believe our cash and cash equivalents to be provided from operations will be sufficient to meet our capital and operating requirements for at least the next 12 months, but we may need to raise additional funds and we may not be able to secure funding on acceptable terms, if at all. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our then current stockholders may be reduced. If we raise additional funds through the issuance of convertible debt securities, or through additional debt or similar instruments, such securities, debt, or similar instruments could have rights senior to those of our common stockholders and such instruments could contain provisions restricting our operations. If adequate funds are not available to satisfy either short-term or long-term capital requirements, we may be required to limit operations with adverse results.

We have incurred significant losses in the past, and we may continue to incur significant losses in the future. If we continue to incur losses, we will experience negative cash flow which may hamper current operations and prevent us from sustaining or expanding our business.

We have incurred net losses in three of the last five fiscal years. As of March 31, 2007, we had an accumulated deficit of approximately $19.9 million. During fiscal years 2007, 2006 and 2003, we incurred net losses in the amounts of approximately $7.4 million, $391,000 and $1.8 million, respectively, accounting for approximately one half of our accumulated deficit since our inception. Historically, we have relied upon cash from operations and financing activities to fund all of the cash requirements of our business. If an extended period of net losses continues, our negative cash flow will likewise, and may hamper current operations and prevent us from sustaining or expanding our business. We cannot assure you that we will attain, sustain or increase profitability on a quarterly or annual basis in the future. If we do not achieve, sustain or increase profitability, our business will be adversely affected and our stock price may decline.

Our stock price is volatile, which could result in substantial losses for investors purchasing shares of our common stock.

The market price of our common stock has fluctuated significantly in the past and may continue to fluctuate significantly in the future. During the first three months of fiscal 2008, the high and low closing bid prices of a share of our common stock were $1.90 and $1.43, respectively. During fiscal 2007, the high and low closing bid prices of a share of our common stock were $3.40 and $1.61, respectively. During fiscal 2006, the high and low closing bid prices of a share of our common stock were $4.92 and $2.20, respectively. The market price of our common stock may continue to fluctuate in response to one or more of the following factors, many of which are beyond our control:

•       changes in market valuations of similar companies;

•       stock market price and volume fluctuations generally;

•       economic conditions specific to the nutritional products industry;

•       announcements by us or our competitors of new or enhanced products or of significant contracts, acquisitions, strategic relationships, joint ventures or capital commitments;

•       the loss of one or more of our top retailers or the cancellation or postponement of orders from any of those retailers;

•       problems in the functioning of new products or innovations;

•       changes in our pricing policies or the pricing policies of our competitors;

•       changes in foreign currency exchange rates affecting our product costs and pricing;

•       regulatory developments or increased enforcement;

•       fluctuations in our quarterly or annual operating results; and

•       additions or departures of key personnel.

The price at which you purchase shares of our common stock may not be indicative of the price that will prevail later in the trading market. You may be unable to sell your shares of common stock at or above your purchase price, which may result in substantial losses to you. As of March 31, 2007, there were approximately 5.2 million shares of our common stock outstanding. Our common stock has a large public float, and as a group, our executive officers, directors and 5% stockholders, beneficially own less than 20% of our common stock. We cannot predict the effect, if any, that future sales of shares of our common stock into the public market will have on the market price of our common stock. Even though we have a large public float, sales of substantial amounts of common stock, including shares issued upon the exercise of stock options, or in anticipation of such sales, may materially and adversely affect prevailing market prices for our common stock.

The nutritional products industry is extremely competitive. Many of our significant competitors have greater financial and other resources than we do, and one or more of these competitors could use their greater resources to gain market share at our expense.

The nutritional products market includes international, national, regional and local producers and distributors, many of whom have substantially greater production, financial, research and development, personnel and marketing resources than we do, and many of whom offer a greater variety of products. As a result, each of these companies could compete more aggressively and sustain that competition over a longer period of time than we could. Our lack of resources relative to our significant competitors may cause us to fail to anticipate or respond adequately to development of new products and changing consumer demands and preferences, or may cause us to experience significant delays in obtaining or introducing new or enhanced products. These failures or delays could reduce our competitiveness and cause a decline in our market share and sales. Increased competition in our industry could result in price reductions, reduced gross profit margin or loss of market share, any of which could have a material effect on our business, results of operations and financial condition.

Our Revenues Could Be Adversely Affected By the Loss of a Significant Customer or the Failure to Collect a Large Accounts Receivable

We have in the past derived, and may continue in the future to derive, a significant portion of our revenues from a relatively limited number of major customers. From quarter to quarter, revenues from one or more individual customers may exceed 10% of our revenues for the quarter. During each of the three years ended March 31, 2007, sales to one customer, a European distributor of natural products, were approximately 10%, 12% and 10% of net sales, respectively. If sales to this customer or other such major customer decrease significantly, this may materially affect our results of operations. In addition, if we fail to collect one or more accounts receivable from major customers, we could be subject to significant financial exposure.

We depend heavily on the unique abilities and knowledge of our officers and key personnel which include the President and Chief Executive Officer who is also the Company’s primary scientific resource, Chief Financial Officer and Vice President of Finance and Administration, Vice President of Operations and Vice President of Sales and Marketing. Cyanotech is a small company and the loss of any such personnel or the delay in the replacement of one could significantly delay the achievement of our business objectives, and could adversely affect our ability to do business or could hinder our ability to provide needed management.

Our success depends, to a significant extent, upon the continued services of such personnel. For example, the Chief Executive Officer, as the Company’s primary scientific resource, has developed and continues to improve production and cultivation technology and to investigate new microalgal products. Our Chief Financial Officer has a unique understanding of the company’s financial systems and needs. Our Vice President Operations has years of experience with the mechanical operation of the production facility and continues to improve our production process. Our Vice President Sales and Marketing has developed valuable personal relationships with domestic and foreign customers.

Our production of algae involves an agricultural process, subject to such risks as weather, disease, and contamination.

The production of our algae products involves complex agricultural systems with inherent risks including weather, disease, and contamination. These risks are unpredictable, and also include such elements as the control and balance of necessary nutrients and other factors.

Our operations are vulnerable because we have limited personnel and redundancy and backup systems in our data management function.

Our internal order, inventory and product data management system is an electronic system through which orders are placed for our products and through which we manage product pricing, shipment, returns and other matters. This system’s continued and uninterrupted performance is critical to our day-to-day business operations. Despite our precautions, unanticipated interruptions in our computer and telecommunications systems have, in the past, caused problems or stoppages in this electronic system. These interruptions, and resulting problems, could occur in the future. We also have limited personnel available to process purchase orders and to manage product pricing and other matters in any manner other than through this electronic system. Any significant interruption or delay in the operation of this electronic system could cause a decline in our sales and profitability.

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

•       changes in seasonal and other trends in our customers’ buying patterns;

•       changes in government regulation, both domestic and foreign;

•       fluctuation in foreign currency exchange rates, although our exposure is currently not material;

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

Our Global Operations Expose Us to Complex Management, Foreign Currency, Legal, Tax and Economic Risks, Which We May Not Be Able to Address Quickly and Adequately

We conduct business in a number of countries around the world. For the year ended March 31, 2007, approximately 46% of our net sales were from sales to foreign customers. As a result, we are subject to a number of risks which include, but are not limited to:

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

•       global economic and political conditions and related risks, including acts of terrorism; and

•       fluctuations in foreign currency exchange rates although our exposure is currently not material.

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

By March 31, 2008 the Company is required to be in full compliance with the Sarbanes-Oxley Act and Rules issued thereunder by the Securities and Exchange Commission, including Section 404 Compliance Standards established by the Public Companies Accounting Oversight Board. The cost of attaining and maintaining such compliance could materially decrease reported net income or increase reported net losses in future periods.

Although the Company has previously taken steps toward what is generally referred to as Sarbanes-Oxley Act compliance, the process of preparing and filing the Company’s Form 10-K/A filed February 14, 2007 and subsequent delayed filings of the Company’s Forms 10-Q for fiscal year 2007, coupled with the lack of resources discussed in Item 9A of this report, have delayed the Company’s efforts toward implementing full Sarbanes-Oxley compliance. Such compliance must be achieved by March 31, 2008. To do so could require significant expenditures and effort between this date and March 31, 2008. Such expenditures and effort are not subject to reasonable estimation at this time.

Item 2. Properties

The Company’s principal facility and its corporate headquarters are located at the Natural Energy Laboratory of Hawaii Authority (“NELHA”) at Keahole Point in Kailua-Kona, Hawaii. It encompasses approximately 90 fully developed acres containing microalgal cultivation ponds, processing facilities, research and quality control laboratories, and sales and administrative offices. The property is leased from the State of Hawaii under a 30-year commercial lease expiring in 2025. We believe that there is sufficient available land at NELHA to meet anticipated needs if a revised NELHA lease can be negotiated with acceptable terms. Under the terms of the existing NELHA lease, the Company could be required to remove improvements at the end of the lease term. Based upon analysis pursuant to Statement of Financial Accounting Standards No. 143 and FASB Interpretation No. 47, we do not believe the projected cost for such removal to be material to the consolidated financial statements, or likely, given historical experience. However, conditions could change in the future. It is not possible to predict such changes or estimate any impact thereof.

The Company also rents warehouse space near NELHA and also in San Dimas, California and office space in Tokyo, Japan.

Item 3. Legal Proceedings

From time to time the Company may become party to lawsuits and claims that arise in the ordinary course of business relating to employment, intellectual property, and other matters. There were no significant legal matters outstanding at March 31, 2007.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of stockholders during the fourth quarter of fiscal 2007.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

The Company’s common stock is listed and traded on the NASDAQ Capital Market under the symbol “CYAN”. As of July 30, 2007, the closing price and approximate number of holders of record of our common stock was $1.21 and 1,200, respectively. The high and low selling prices as reported by NASDAQ, adjusted for the one for four reverse stock split, effective November 3, 2006, were as follows:

Quarter Ended:	June 30	September 30	December 31	March 31
Fiscal 2007
Common stock price per share:
High	$3.76	$4.60	$2.32	$2.48
Low	$2.20	$1.60	$1.48	$1.61
Fiscal 2006
Common stock price per share:
High	$4.96	$4.84	$4.24	$3.52
Low	$3.20	$2.92	$2.04	$2.20

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

STOCKHOLDER RETURN PERFORMANCE GRAPH

The following graph sets forth the Corporation’s total cumulative stockholder return as compared to the NASDAQ Composite U.S. Index (COMP) and the NASDAQ Biotech Index (NBI) for the period beginning March 31, 2002 and ending March 31, 2007. Total stockholder return assumes $100.00 invested at the beginning of the period in the Common Stock of the Corporation, the stocks represented in the NASDAQ Composite—U.S. Index and the NASDAQ Biotech, respectively. Total return assumes reinvestment of dividends; the Corporation has paid no dividends on its Common Stock. Historical price performance should not be relied upon as indicative of future performance.

Comparison of 5-Year Cumulative Total Return
Among Cyanotech Corporation,
NASDAQ Composite Index and Peer Group Index

Item 6. Selected Financial Data

	Years ended March 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share data)
Statement of Operations Data
Net sales	$9,683	$11,131	$11,445	$11,582	$8,951
Gross profit	1,131	3,060	3,892	3,744	2,776
Impairment loss on equipment and leasehold improvements	4,487	—	—	—	—
Income (loss) from operations	(7,304)	(253)	724	634	(1,229)
Net income (loss)	(7,425)	(391)	601	318	(1,783)
Net income (loss) per common share—diluted	(1.42)	(0.07)	0.11	0.07	(0.40)
Balance Sheet Data
Cash and investment securities	1,444	2,535	3,005	2,531	579
Working capital	3,361	5,647	5,347	4,213	2,563
Total assets	9,906	17,595	18,787	18,487	17,693
Long-term debt, excluding current maturities	992	1,387	1,743	2,093	3,694
Stockholders’ equity	7,510	14,939	15,325	14,570	12,484

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K. For a more comprehensive description of the Company’s products and markets for such products, see Part I. Item 1. Business.

This report on Form 10-K contains forward-looking statements regarding the future performance of Cyanotech and future events that involve risks and uncertainties that could cause actual results to differ materially from the statements contained herein. This document, and the other documents that the Company files from time to time with the Securities and Exchange Commission, such as its reports—except those of which have been designated as no longer to be relied upon—on Form 10-K, Form 10-K/A, Form 10-Q, Form 8-K, and its proxy materials, contain additional important factors that could cause actual results to differ from the Company’s current expectations and the forward-looking statements contained herein.

Results of Operations for the 2007, 2006 and 2005 Fiscal Years

				Fiscal Year 2007		Fiscal year 2006
				vs. 2006		vs. 2005
	Fiscal Year			Favorable / (Unfavorable)
	2007	2006	2005	$	%	$	%
	(In thousands)
Net sales	$9,683	$11,131	$11,445	$(1,448)	(13.0)%	$(314)	(2.7)%
Cost of sales	8,552	8,071	7,553	(481)	(6.0)	(518)	(6.9)
Gross profit	1,131	3,060	3,892	(1,929)	(63.0)	(832)	(21.4)
Operating expenses
Research & development	203	187	251	(16)	(8.6)	64	25.5
Sales and marketing	1,297	1,312	1,189	15	1.1	(123)	(10.3)
General & administrative	2,448	1,814	1,728	(634)	(35.0)	(86)	(5.0)
Impairment loss on equipment and leasehold improvements	4,487	—	—	(4,487)	(100.0)	—	—
Total operating expense	8,435	3,313	3,168	(5,122)	(154.6)	(145)	(4.6)
Income (loss) from operations	(7,304)	(253)	724	(7,051)	(2,787.0)	(977)	(134.9)
Other income (expense)
Interest income	59	46	31	13	28.3	15	48.4
Interest expense	(186)	(180)	(163)	(6)	(3.3)	(17)	(10.4)
Other income (expense), net	(3)	(10)	15	7	70.0	(25)	(166.7)
Total other expense	(130)	(144)	(117)	14	9.7	(27)	(23.1)
Income (loss) before income taxes	(7,434)	(397)	607	(7,037)	(1,772.5)	(1,004)	(165.4)
Income tax expense (benefit)	(9)	(6)	6	3	50.0	12	200.0
Net income (loss)	$(7,425)	$(391)	$601	$(7,034)	(1,799.0)%	$(992)	(165.1)%

Overview

Cyanotech Corporation’s core competency is cultivating and processing microalgae into high-value, high-quality natural products for the human and animal nutrition markets. Our products are sold in bulk quantities to manufacturers, formulators and distributors in the health foods, nutritional supplements and animal nutrition markets and as packaged consumer products to distributors, retailers, and direct consumer sales. The Company manufactures its products in Hawaii but markets them worldwide, generating 46%, 52% and 49% of its revenues outside of the United States for each of the years ended March 31, 2007, 2006 and 2005, respectively. Competing in a global marketplace, the Company is influenced by the general economic conditions of the countries in which its customers operate, including adherence to its customers’ local governmental regulations and requirements. The Company currently has no material foreign exchange exposure.

The Company reported a net loss of $7,425,000, or ($1.42) per diluted share for fiscal 2007 compared to a net loss of $391,000, or ($0.07) per diluted share for fiscal 2006. Cash and cash equivalents at March 31, 2007 were $1,444,000, down $1,091,000 from a year ago. Working capital declined 40% to $3,361,000 at March 31, 2007 from working capital of $5,647,000 a year ago, primarily due to decreased cash and equivalents, short term investments, accounts receivable and inventory balances.

The following table details selected financial data highlighting three key areas:

	Year Ended March 31,
	2007	2006	2005
	(In thousands)
Net sales:
Spirulina products	$6,090	$6,517	$6,626
Natural astaxanthin products	3,496	4,370	4,672
Other products	97	244	147
	$9,683	$11,131	$11,445
Gross profit as a percentage of sales	12%	27%	34%
Operating expenses as a percentage of sales	87%	30%	28%

Net sales for fiscal 2007 were $9,683,000, or 13% lower than the $11,131,000 reported for the prior fiscal year. During fiscal 2007, the Company experienced a reduction of NatuRose sales to the worldwide aquaculture market compared to fiscal 2006 due to decreased production of astaxanthin during part of the second quarter, the third quarter, and continuing into the fourth quarter of fiscal 2007. The limited production of astaxanthin during this time was used for the production of higher value and higher margin BioAstin products rather than NatuRose. While the Company has taken action to diversify its market for NatuRose in selected markets in Europe and new aquaculture markets in Japan, it is focusing less effort on NatuRose. The Company’s emphasis is on first growing the market for its BioAstin products followed by market growth for NatuRose. The Company will continue to contain discretionary operating spending but may invest in focused expenditures particularly in advertising and clinical trials in the human nutrition and cosmetics markets. Externally, the Company is also working with industry-leading manufacturers in these markets to integrate BioAstin into their products. The Company intends to emphasize market acceptance of its natural astaxanthin products as increased competition from other producers of natural and synthetic astaxanthin may result in the decline of margins generated by its natural astaxanthin products. Management cannot predict whether the outcomes of any of these strategies will be successful.

As depicted in the preceding table, the Company’s gross profit margin as a percentage of net sales decreased to 12% for the fiscal year ended March 31, 2007, down from 27% for fiscal 2006 and 34% for fiscal 2005. Management expects the Company’s gross profit margin percentage for the first quarter of fiscal 2008 to be improved over those reported for the last part of fiscal 2007. There are many factors which have materially diminished gross profit. These particularly include sales volume and mix and below normal capacity due to both customary and complex production variables related to astaxanthin production. Factors also include an increase in sales volume discounts, competitive pricing results, and increases in the cost of raw materials, raw material freight costs, and significant changes in demand for the Company’s products. Astaxanthin production during fiscal 2007 was particularly impacted by an imbalance in the complex biological processes and mechanisms involved in its growth and production. After months of effort, we believe we have resolved the imbalance in previously discussed astaxanthin production problems. Astaxanthin production appears to be returning to historical levels. This should result in concurrent improvement in per unit production costs. However, because complex biological processes are involved, we cannot assure the results of such corrective efforts. Because the Company’s processes are agricultural, it is important to maintain increased astaxanthin production volumes in order to support the minimal resource levels required to sustain a large scale agricultural facility

The Company expects its financial results of the first quarter of fiscal 2008 compared to the last quarter of fiscal 2007 to reflect an improved gross margin percentage and a reduction in general and administrative expenses as a percentage of net sales, however, the specific level of improvement is not yet determinable. The decrease in gross profit margin percentage between fiscal 2006 and 2005 was primarily due to a change in sales mix. The Company will continue to contain discretionary spending, and will take advantage of opportunities to minimize the use of raw materials, including chemicals and utilities. The Company recorded a non-cash impairment write-down of production equipment and leasehold improvements of $4.5 million in fiscal year 2007 as a result of an analysis required under SFAS No. 144. If we achieve our future planned results, we do not currently expect to record additional non-cash impairment charges in 2008.

To offset increased production costs, the Company continues to strive to increase production efficiencies in volume yield, potency, and quality consistent with the Company’s commitment to produce high-value, high-quality products. However, these efforts cannot be guaranteed to achieve the desired results.

Results of Operations

Revenues   Net sales for fiscal 2007 totaled $9,683,000, a 13% decrease from net sales of $11,131,000 in fiscal 2006 and a decrease of 15% from net sales of $11,445,000 reported in fiscal 2005. The following is a discussion of revenues by major product category.

Spirulina   The Company has been producing Spirulina Pacifica, a strain of Spirulina microalga, since 1985. Revenues generated from the Company’s Spirulina products are a significant portion of total revenues, amounting to $6,090,000, $6,517,000 and $6,626,000 for the years ended March 31, 2007, 2006 and 2005 respectively. Although the Company believes that Spirulina is a mature product in a highly competitive market, the dollar amount of revenues has remained relatively constant as a percentage of total revenues for the three years ended March 31, 2007, at 63%, 59% and 58%, respectively. Approximately $937,000 or 10% of net sales for the year ended March 31, 2007 were to Spirulina International B. V., a Spirulina marketing and distribution company based in the Netherlands. Sales to this customer during fiscal years 2006 and 2005 amounted to $1,285,000 or 12%, and $1,130,000 or 10% of net sales. We believe that sales to this customer will continue to represent a significant portion of total net sales in future periods.

The Company has experienced increased competition for its Spirulina products resulting from an increasing number of suppliers of Spirulina as well as from a larger portion of our sales coming from bulk product orders whose customers generally treat these products as commodities with price being the major determining factor driving their purchasing decision. We expect this competitive pricing pressure to continue in future periods and in response have focused on improving the quality of our Spirulina products in support of customers who demand higher quality raw materials for their formulations. However, fiscal 2007 Spirulina sales declined $427,000 or 7% resulting from average units sold and average unit sales prices, decreasing approximately 3% and 4%, respectively, as compared to the prior fiscal year. In fiscal 2006, we had experienced an increase in average unit price of approximately 5% as compared to the prior year with a slight increase in the number of units sold. At March 31, 2007 our backlog of Spirulina orders totaled approximately $432,000 and such backlog at the end of fiscal 2006 was $448,000. The majority of these orders were filled in the first quarter of the subsequent fiscal year.

Natural Astaxanthin   In fiscal 2007, the Company’s sales of its natural astaxanthin products were $3,496,000 a decrease of 20% from $4,370,000 in fiscal 2006, and a decrease of 25% from $4,672,000 in fiscal 2005. The decrease in natural astaxanthin sales for the year was primarily due to decreased bulk product unit sales, including NatuRose, and decreased average bulk selling prices. In addition, declining natural astaxanthin sales results from decreased production of these products, and reduced average sales prices due to competitive pricing requirements. The Company believes it would have generated additional astaxanthin sales had production levels been consistent with prior years. BioAstin, which is a higher-priced product in the human nutritional market, had declining sales of $613,000 or 21% from fiscal 2006, resulting from a decrease in average unit sales price of 18%, and average sales units of 5%. NatuRose sales decreased $261,000 or 19% from fiscal 2006, resulting from a decrease in average sales price of 11%, and average sales units of 9%. At March 31, 2007 our backlog of orders for all natural astaxanthin products totaled approximately $802,000, an increase of $545,000 from $257,000 at the end of fiscal 2006 due primarily to the decreased production levels and the timing of customer orders at the end of March, 2007. The majority of these orders were filled in the first quarter of the subsequent fiscal year. The Company believes that the findings of clinical trials undertaken in prior years and in this fiscal year by the Company, its customers and other unaffiliated parties, taken individually and on a cumulative basis, have generated growing consumer awareness of the beneficial antioxidant and anti-inflammatory properties of astaxanthin. Validation of natural astaxanthin benefits identified in such scientific studies has helped to spur demand for our natural astaxanthin products in the human nutrition market and could provide the basis for proprietary intellectual property. The Company completed and issued reports on two positive scientific clinical trials on natural astaxanthin during fiscal 2006. One study demonstrated that natural astaxanthin could lower levels of C-Reactive Protein, an indicator of systemic inflammation and the second study showed that grip strength could be increased in those suffering from tennis elbow by consumption of natural astaxanthin. The Company plans to continue expenditures on targeted scientific trials in the future in accordance with its strategy to increase sales of natural astaxanthin products.

Cost of Sales   Our cost of sales, as a percentage of net sales, was at 88%, 73% and 66% for fiscal years 2007, 2006, and 2005, respectively. Cost of sales includes the cost of nutrients and materials, direct labor and manufacturing overhead costs, depreciation and amortization of production equipment, buildings and leasehold improvements associated with the production of inventory units sold and other production related period costs. The cost of sales percentage increase of 15 points between 2007 and 2006 is due primarily to both customary and complex production variables related to astaxanthin and spirulina production. Factors also include increases in the cost of raw materials and raw material freight costs, as well as diminished demand for these products with unabsorbed related fixed production costs. Astaxanthin production during fiscal 2007 was particularly impacted by an imbalance in the complex biological processes and mechanisms involved in its growth and production. The Company feels that it has identified and is correcting the factors leading to the imbalance. However, because complex biological processes are involved, the Company cannot predict the magnitude or results of such corrective efforts. Because the Company’s processes are agricultural, it is important to increase astaxanthin production volumes in order to support the minimal resource levels required to sustain a large scale agricultural facility. Labor and chemical costs, coupled with other efforts, were not effective in correcting the imbalance in the factors affecting the Company’s biological cultivation process. Some of the labor and chemical costs were deemed to be period costs resulting from an abnormal usage of nutrients and labor efforts. Labor costs, compared to last fiscal year, increased due to hourly wage rate increases in the first quarter of the year, and also due to the additional effort required in light of the just mentioned imbalance. The imbalance also required the Company to incur additional utility costs relative to the level of product produced. In general, the forgoing elements combined to significantly increase the cost of sales, and correspondingly reduce gross profit for the year ended March 31, 2007 relative to the prior fiscal year. The cost of sales increase for fiscal year 2007 relative to fiscal 2006 was mainly due to the aforementioned factors, with imbalance in the cultivation process, and attendant additional efforts and costs. The impact of the imbalance is discussed, in part, below

Spirulina production variables are normal and occur from time to time as a normal part of any agricultural business.

During the year ended March 31, 2007, as part of cost of sales, the Company recorded non-inventoriable costs of approximately $1,668,000. Comparable non-inventoriable costs recorded in fiscal 2006 were $864,000, increasing $804,000 during fiscal 2007. Fiscal 2007 included an increase of period costs due to abnormal chemical, labor, and utility usage. In addition, there was an increase in production costs associated with the Company’s animal nutrition market products which were not inventoriable because such costs would have exceeded the market value for the related inventory.

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

For fiscal 2008, with the rising cost of fuel oil, the Company could incur higher electrical utility costs dependent upon the regulated public utility’s ability to obtain approval for rate increases. If electrical utility costs were to increase significantly from fiscal 2007, the cost to manufacture its products could increase materially above prior year costs.

Fresh water is critical for our natural astaxanthin production and while the Company has not experienced any constraint on fresh water availability, future availability could be negatively impacted by significant growth in the local population as well as by throughput constraints on the water delivery infrastructure owned by the County of Hawaii. Given the criticality of fresh water to our operations and the community, the Company recycles fresh water where possible and developed additional water recycling systems during fiscal 2007 in its efforts to utilize fresh water efficiently.

For the production of BioAstin, the Company’s natural astaxanthin product for the human nutrition market, three third party contractors are utilized for the processes of extraction, and a sole third party contractor is utilized for each of the encapsulation (for gelcaps) and micro-encapsulation (for beadlets), Although these services are available only from a limited number of sources, we have the ability to use other parties if any of the current contractors become unavailable. If pricing for any of these services significantly increases, there could be a material adverse effect on our business, financial condition and results of operations. There have not been any significant changes in the cost of extraction or encapsulation services and none are now anticipated.

To offset increased production costs, the Company seeks ways to increase production efficiencies in volume yield, potency, and quality consistent with the Company’s commitment to produce high-value, high-quality products. However, these efforts cannot be guaranteed to achieve the desired results.

The Company adopted SFAS No. 151 effective April 1, 2006. The provisions of SFAS No. 151 “Inventory Costs—an amendment of Accounting Research Bulletin No. 43, Chapter 4” require that abnormal amounts of freight, handling costs and wasted material (spoilage) be recognized as current-period charges and fixed production overhead costs be allocated to inventory based on the normal capacity of production facilities. Normal capacity is defined as “the production expected to be achieved over a number of periods or seasons under normal circumstances, taking into account the loss of capacity resulting from planned maintenance.” Companies are no longer permitted to capitalize inventory costs on the balance sheet when the production defect rate varies significantly from the expected defect rate. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.

Adoption of the provisions of SFAS No. 151 did not have a significant impact on the Company’s financial condition and results of operations for the year ended March 31, 2007.

Unforeseen changes in any of the factors surrounding the estimates imbedded in the determination of inventory values and cost of sales could have a material impact on cost of sales. Such changes in factors and estimates include but are not limited to: production levels and capacity, changes in the prices paid for raw materials, supplies, and labor, changes in yield, potency, and quality of biomass, and changes in processing or production methods.

Gross Profit Margin   The Company’s gross profit margin as a percentage of net sales decreased to 12% for the fiscal year ended March 31, 2007, down from 27% for fiscal 2006 and 34% for fiscal 2005 as previously described.

Management expects the Company’s fiscal 2008 gross profit margin percentage to increase from the results reported for fiscal 2007 since the astaxanthin production variables are not expected to negatively impact gross margins in fiscal 2008 to the extent experienced in fiscal 2007. The Company recognized period costs resulting from an abnormal usage of nutrients coupled with the cost of other efforts which were not effective in correcting an imbalance in the cultivation process. Producing the highest quality microalgae is a complex biological process which requires the tenuous balancing of numerous factors including microalgal strain variations, temperature, acidity, nutrient and other environmental considerations, some of which are not in the Company’s control. As a result, especially for natural astaxanthin cultivation, it is difficult and time consuming to adjust, improve or correct the production process when quality levels fall below specifications. While the Company possesses the scientific knowledge and resources to correct its production processes, there are many variables involved for the Company to make reliable projections concerning such efforts, however, we have identified some production variables, and as a result, we are correcting the imbalances which we believe will result in increased production yields in both quantity and quality. There are factors which could materially diminish gross profit. These include, but are not limited to, sales volume and mix, increases in the cost of raw materials and raw material freight costs, and production volumes below normal capacity in response to customary production variables (such as weather) and significant changes in demand for the Company’s products, and the allocation of production resources, principally the factors impacting Astaxanthin and Spirulina biomass production levels and rates based on the variables just mentioned.

Operating Expenses   Operating expenses as a percentage of net sales were 87% for fiscal 2007, 30% for fiscal 2006 and 28% for fiscal 2005. The 57 point increase from 2007 to 2006 as a percentage of net sales was due primarily to two factors. The Company recorded a non-cash impairment write-down of production equipment and leasehold improvements of $4.5 million as a result of an analysis required under SFAS No. 144. In addition, the Company incurred general and administrative expenses in conjunction with the restatement of our amended prior period annual report on Form 10-K/A, for the fiscal year ended March 31, 2006, filed with the Securities and Exchange Commission on February 14, 2007. In addition to these factors, there were costs incurred during the third quarter of fiscal 2007 meeting listing requirements with NASDAQ Capital Market, including our one for four reverse stock split, as discussed in our December 31, 2006, Form 10-Q filing with the Securities and Exchange Commission on March 14, 2007.

During fiscal 2007, sales and marketing and research and development expenses were comparable to fiscal 2006, and general and administrative expenses increased significantly over 2006 The Company is committed to ongoing cost containment aimed at controlling its level of operating expenses, but may increase some discretionary spending in future periods as dictated by the needs of the business.

Our research and development costs increased to $203,000, up 9% from $187,000 in fiscal 2006, and down 19% from $251,000 in fiscal 2005. The major expenditures in research and development were for initiation of new scientific clinical trials, costs related to product registration and work aimed at increasing production yields and improving the quality and stability of such products.

Our sales and marketing costs were $1,297,000, $1,312,000 and $1,189,000 in fiscal 2007, 2006 and 2005, respectively; such expenses decreased 1% from fiscal 2006, but were 9% higher than in fiscal 2005, primarily due to increased advertising expenditures for bulk BioAstin and NatuRose products.

Our general and administrative costs were $2,448,000, $1,814,000 and $1,728,000 in fiscal 2007, 2006 and 2005, respectively. Compared to fiscal 2006, fiscal 2007 expenses increased by $634,000 or 35% due primarily to costs incurred for restatement of prior year’s annual reports on Form 10-K/A as of March 31, 2006, and the work associated with the threatened NASDAQ Capital Market delisting issues resulting in increases in audit, attorneys, accountants and other financial fees totaling a combined $709,000. We do not expect these fees during fiscal 2008. Compared to fiscal 2005, fiscal 2006 expenses increased by 5% due to increased personnel costs and increased regulatory compliance reporting costs.

The Company periodically reviews the recoverability of the carrying value of long-lived assets using the methodology prescribed in Statement of Financial Accounting Standards (SFAS) 144, “Accounting for the Impairment and Disposal of Long-Lived Assets.” The Company also reviews long-lived assets and intangible assets for potential impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Such analysis under SFAS No. 144 at March 31, 2007 determined that the Company should record a non-cash impairment loss reducing, by $4.5 million, the values of certain production related equipment and leasehold improvement assets at March 31, 2007. Accordingly, the values of the Company’s equipment and leasehold improvement assets as reported on the Consolidated Balance Sheets as of March 31, 2007 have been reduced by the impairment loss, and the Company’s Consolidated Statements of Operations for the year ended March 31, 2007 includes the corresponding charge of $4.5 million for the impairment of equipment and leasehold improvements. The Company notes that the foregoing reduction of asset carrying values will significantly and correspondingly reduce depreciation expense in future periods. See Note 3 to the consolidated financial statements for further discussion of this impairment charge.

The Company expects operating expense spending will remain consistent with or moderately increase from fiscal 2007 levels after the exclusion of the previously mentioned non-cash impairment write-down and the restatement related costs. Increases may be necessary in research and development as new opportunities arise. However, the Company will continue to seek additional leverage from customer supported research where and as practicable. Increases in sales and marketing expenses may become necessary as the Company seeks new and increased markets and market share. Whether sales and marketing expenses increase over fiscal year 2007 levels will be based on customer demand and response and customer and market opportunities that may arise. Finally, the cost of regulatory compliance—including international standards (ISO), US food and drug manufacturing practice (GMP), Sarbanes Oxley, and other regulatory compliance areas—continue to increase. However, the Company must remain competitive in the labor market, and this may lead to some increases in general and administrative costs.

Other Expense   The following details the amounts included in other expense:

	2007	2006	2005
	(In thousands)
Interest expense on Term Loan Agreement(1)	$181	$175	$158
Other interest expense	5	5	5
Other income, net(2)	(56)	(36)	(46)
Total other expense	$130	$144	$117

(1)          The principal balance on the Term Loan was $1,390,000, $1,751,000 and $2,098,000 as of March 31, 2007, 2006 and 2005 respectively. The interest rate under the Term Loan is 1% above the prime rate. The prime rate as of March 31, 2007, 2006 and 2005 was 8.25%, 7.25% and 5.25%, respectively. Interest expense includes amortization of debt issue costs.

(2)          Other income, net includes interest earned on certain cash and cash equivalents balances and gains arising from exchange rate fluctuations on transactions of the Company’s Japan subsidiary.

Income Taxes   For fiscal 2007 and 2006, the Company recorded income tax benefit of $9,000 and $6,000, respectively, primarily related to Hawaii State tax credits. For fiscal 2005, a Federal and Hawaii State income tax expense of $6,000 was recorded. At March 31, 2007 the Company had Federal and Hawaii state net operating loss carry forwards of approximately $15,774,000 and $11,307,000, respectively. These net operating loss benefits have been fully reserved as their utilization is not assured.

Liquidity and Capital Resources

Financial Condition   At March 31, 2007, the Company’s working capital was $3,361,000, a decrease of $2,286,000 compared to $5,647,000 at March 31, 2006. Cash and cash equivalents and short-term investments at March 31, 2007 totaled $1,444,000, a decrease of $1,091,000 from $2,535,000 at March 31, 2006. The decreases in working capital, cash and cash equivalents, and short term investments are due to cash used in operating activities primarily resulting from significant increases in general and administrative costs previously discussed, and decreased balances in accounts receivable and inventory.

The Company has a Term Loan Agreement (“Term Loan”) with a lender providing up to $3.5 million in credit facilities, secured by substantially all the assets of the Company. The outstanding balance under the Term Loan as of March 31, 2007 is approximately $1,390,000. The Term Loan has a maturity date of May 1, 2010 and is payable in 120 equal monthly principal and interest payments of approximately $42,000. The interest rate under the Term Loan, in absence of a default under the agreement, is the prime rate, as defined, in effect as of the close of business on the first day of each calendar quarter, plus 1% (the prime rate was 8.25% at March 31, 2007). The Company received a waiver of relevant restrictive covenants of the Term Loan related to the filings of Forms 10-Q for fiscal year 2007. In addition, the Company has received a waiver of covenants related to delayed filing of this Form 10-K. The Company is prohibited by the Term Loan from declaring any cash dividends without the lender’s prior written consent. A $250,000 restricted cash deposit is held in an interest-bearing restricted cash account per the terms of the Term Loan and is included in Other Assets in the consolidated balance sheets at March 31, 2007 and 2006.

The following table presents the Company’s debt and lease obligations at March 31, 2007 (in thousands):

	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
Term Loan	$398	$908	$84	$—	$1,390
Interest Expense on Term Loan	114	108	1	—	223
Operating Leases	241	361	297	2,035	2,934
Total	$753	$1,377	$382	$2,035	$4,547

Cash Flows   Our cash and cash equivalents and short-term investments were $1,444,000, $2,535,000 and $3,005,000 at March 31, 2007, 2006 and 2005, respectively. At March 31, 2007, $200,000 of this amount represents certificates of deposit included in cash and cash equivalents.

During fiscal year 2007, the Company used cash in operating activities of $459,000, whereas during fiscal years 2006 and 2005, the Company generated cash from operating activities of $179,000 and $1,328,000, respectively. The reduction in cash from operations in fiscal year 2007 compared to fiscal year 2006 is primarily due to the fiscal 2007 net loss of $7,425,000 compared to a net loss of $391,000 in fiscal year 2006 and net income of $601,000 in fiscal year 2005. Partially offsetting the fiscal 2007 net loss of $7,425,000 (reduced by non-cash expenses of $5,760,000) was cash provided from decreases in accounts receivables and inventories totaling $610,000 and $463,000, and increases in accounts payable of $131,000. Cash used in operating activities of $459,000 in fiscal 2007 represents a decline of $638,000 from cash provided during fiscal 2006 of $179,000.

Net cash of $426,000 provided by investing activities during fiscal 2007 was due to $700,000 generated from the maturity of short-term investments, net of $274,000 of investment in equipment and leasehold improvements. The capital expenditures pertain primarily to production equipment, including a cell cracking mill, and research and development equipment. Such expenditures continue to be aimed toward capital projects enhancing or maintaining our ability to respond to market demand. Depreciation and amortization expense was $1,250,000, $1,321,000 and $1,319,000 for the years ended March 31, 2007, 2006 and 2005, respectively. For fiscal 2008, management expects to continue to invest in equipment upgrades and leasehold improvements tied to market requirements and production efficiency. Capital expenditures are expected to approximate amounts expended in fiscal 2007.

During fiscal 2007, cash used in financing activities amounted to $358,000 representing principal payments on long-term debt of $361,000, slightly reduced by proceeds from the exercise of stock options.

Sufficiency of Liquidity   Based upon our current operating plan, analysis of our consolidated financial position and projected future results of operations, we believe that our operating cash flows and expected cash balances will be sufficient to finance current operating requirements, debt service, and planned capital expenditures, for the next 12 months. With total working capital of $3.4 million, and a current ratio of 3.4 to 1 as of March 31, 2007, management expects liquidity in fiscal 2008 to be generated primarily from operating cash flows.

The Company has used estimates of future financial results including projected revenue, expenses, borrowings, and capital expenditures in reaching its conclusions. Such estimates are subject to change based on future results and such change could cause future conclusions to vary significantly from those presented in this Form 10-K.

Variability of Results

The following selected quarterly financial data (unaudited) as of and for the periods presented highlights the significant fluctuations in operating results and financial condition that the Company has experienced in the past three fiscal years:

Ended	4th Quarter March 31,	3rd Quarter December 31,	2nd Quarter September 30,	1st Quarter June 30,
	(In thousands)
Fiscal 2007:
Net sales	$2,330	$2,434	$2,475	$2,444
Cost of sales	2,152	2,356	2,071	1,973
Operating expenses	5,466	1,241	946	782
Net income (loss)	(5,319)	(1,187)	(572)	(347)
Working capital	3,361	4,055	5,080	5,594
Fiscal 2006:
Net sales	$3,252	$2,333	$2,517	$3,029
Cost of sales	2,438	1,674	1,935	2,024
Operating expenses	831	835	856	791
Net income (loss)	(43)	(210)	(297)	159
Working capital	5,647	5,555	5,587	5,772
Fiscal 2005:
Net sales	$2,560	$3,180	$2,998	$2,707
Cost of sales	1,833	2,013	1,882	1,825
Operating expenses	790	821	858	699
Net income (loss)	(94)	354	206	(135)
Working capital	5,347	5,256	4,711	4,426

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

Effect of Recently Issued Accounting Standards and Estimates

In December 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (Revised 2004) (SFAS No. 123R), “Share-Based Payment”, which is a revision of FASB Statement No. 123 “Accounting for Stock-Based Compensation.” SFAS No. 123R requires an entity to measure the cost of employee services received in exchange for an award. If an award vests or becomes exercisable based on the achievement of a condition other than service, performance or market condition, the award is liability-classified. Liability-classified awards are remeasured to fair value at each balance sheet date until the award is settled. Equity-classified awards, including grants of employee stock options, are measured at the grant-date fair value of the award and are not subsequently remeasured. The cost of equity-classified awards is recognized in the income statement over the period during which an employee is required to provide the service in exchange for the award. Currently the company accounts for its employee and non-employee director stock options under the intrinsic value provision of APB Opinion No. 25. The Company was required to adopt the provisions for SFAS No. 123R as of the beginning of the first annual reporting period that begins after June 15, 2005, although earlier adoption was permitted. Management adopted the provisions of SFAS No. 123R, “Share-Based Payment,” for its share-based compensation plans effective April 1, 2006 using the Modified Prospective method of accounting. Adoption of the provisions of SFAS No. 123R had no material impact on the Company’s financial condition or results of operations for the year ended March 31, 2007.

In November 2004, the FASB issued SFAS No. 151 “Inventory Costs—an amendment of Accounting Research Bulletin No. 43, Chapter 4”. SFAS No. 151 requires that abnormal amounts of freight, handling costs and wasted material (spoilage) be recognized as current-period charges and fixed production overhead costs be allocated to inventory based on the normal capacity of production facilities. Normal capacity is defined as “the production expected to be achieved over a number of periods or seasons under normal circumstances, taking into account the loss of capacity resulting from planned maintenance.” Companies will no longer be permitted to capitalize inventory costs on the balance sheet when the production defect rate varies significantly from the expected defect rate. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company adopted SFAS No. 151 effective April 1, 2006. Adoption of the provisions of SFAS No. 151 did not have a significant impact on the Company’s financial condition and results of operations for the year ended March 31, 2007.

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

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109”. This interpretation prescribes a “more-likely-than-not” recognition threshold and measurement attribute (the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement with tax authorities) for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN No. 48 on April 1, 2007 with no material impact to the financial statements, and believes the impact of FIN No. 48 will not materially impact the Company’s results of operations for fiscal 2008 or beyond.

In June 2006, the FASB ratified the consensus on Emerging Issues Task Force Issue No. 06-3 (“EITF No. 06-3”), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement”. The scope of EITF No. 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, Universal Service Fund (USF) contributions and some excise taxes. The Task Force affirmed its conclusion that entities should present these taxes in the income statement on either a gross or a net basis based on their accounting policy, which should be disclosed pursuant to APB Opinion No. 22, “Disclosure of Accounting Policies.” If such taxes are significant and are presented on a gross basis, the amounts of those taxes should be disclosed. The consensus on EITF No. 06-3 indicates it should be effective for annual and interim reporting periods beginning after December 15, 2006. The Company adopted EITF No. 06-3 on January 1, 2007 and the impact of EITF No. 06-3 had no material impact on the Company’s results of operations for the year ended March 31, 2007.

Application of Critical Accounting Policies and Estimates

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with those accounting principles requires management to make judgments and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The Company regularly re-evaluates its judgments and estimates which are based upon historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The Company believes that of its significant accounting policies, policies that may involve a higher degree of judgment and complexity are inventory valuations, valuation of equipment and leasehold improvements and long-lived assets, revenue recognition, and income taxes.

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

Equipment and leasehold improvements are reported at cost less accumulated depreciation and amortization. Self-constructed leasehold improvements include design, construction and supervision costs. These costs are recorded in construction in progress and are transferred to equipment and leasehold improvements when construction is completed and the facilities are placed in service. If the Company experiences impairment to its equipment or leasehold improvement, we would account for the impairment in accordance with SFAS No. 144. Pursuant to SFAS No. 144, long-lived assets, such as property, plant and equipment and purchased intangibles subject to amortization shall be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized to the extent that the carrying amount exceeds the asset’s fair value.

During the year ended March 31, 2007, the Company recorded an impairment charge of $4,487,000. The Company has determined fair value based upon present values of expected future cash flows. This technique requires the use of a variety of estimates including projected financial information, discount rates, as well as estimates of asset values many years in the future. As such, the results from the use of this method can result in significant volatility in the results should any of these estimates or assumptions change.

Income taxes are accounted for under the asset and liability method. The asset and liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be recovered or settled. The Company records a valuation allowance to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. Judgment is required in assessing the need for the valuation allowance. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Should the Company generate sustained taxable income in the future, management may conclude that a portion or all of the existing valuation allowance is no longer required.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We have never entered into any transactions using derivative financial instruments or derivative commodity instruments and believe that our exposure to market risk associated with other financial instruments is not material.

We have a term loan agreement which adjusts quarterly based on the prime rate. As such, we are exposed to the interest rate risk whereby a 1% increase in the prime rate would lead to an increase of approximately $14,000 in interest expense for the year ending March 31, 2008 (based on March 31, 2007 amounts outstanding).

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Cyanotech Corporation:

We have audited the accompanying consolidated balance sheets of Cyanotech Corporation and subsidiaries (the Company) as of March 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended March 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cyanotech Corporation and subsidiaries as of March 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, effective April 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share Based Payment.

/s/ KPMG LLP

Honolulu, Hawaii
August 15, 2007

CYANOTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
March 31, 2007 and 2006

	2007	2006
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$1,444	$1,835
Short-term investments	—	700
Accounts receivable, net of allowance for doubtful accounts of $23 and $25 in 2007 and 2006, respectively	1,587	2,209
Inventories	1,593	2,056
Prepaid expenses and other current assets	141	116
Total current assets	4,765	6,916
Equipment and leasehold improvements, net	4,701	10,164
Other assets	440	515
Total assets	$9,906	$17,595
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$398	$364
Accounts payable	616	485
Accrued expenses	390	420
Total current liabilities	1,404	1,269
Long-term debt, excluding current maturities	992	1,387
Total liabilities	2,396	2,656
Stockholders’ equity:
Common stock of $.02 par value, authorized 7,500,000 shares; issued and outstanding 5,233,520 shares for 2007 and 5,224,066 shares for 2006	105	105
Additional paid-in capital	27,333	27,330
Accumulated other comprehensive loss	(8)	(1)
Accumulated deficit	(19,920)	(12,495)
Total stockholders’ equity	7,510	14,939
Total liabilities and stockholders’ equity	$9,906	$17,595

See accompanying notes to consolidated financial statements

CYANOTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended March 31, 2007, 2006 and 2005

	2007	2006	2005
	(in thousands, except per share data)
Net sales	$9,683	$11,131	$11,445
Cost of sales	8,552	8,071	7,553
Gross profit	1,131	3,060	3,892
Operating expenses:
Research and development	203	187	251
Sales and marketing	1,297	1,312	1,189
General and administrative	2,448	1,814	1,728
Impairment loss on equipment and leasehold improvements	4,487	—	—
Total operating expense	8,435	3,313	3,168
Income (loss) from operations	(7,304)	(253)	724
Other income (expense):
Interest income	59	46	31
Interest expense	(186)	(180)	(163)
Other income (expense), net	(3)	(10)	15
Total other expense, net	(130)	(144)	(117)
Income (loss) before income taxes	(7,434)	(397)	607
Income tax expense (benefit)	(9)	(6)	6
Net income (loss)	$(7,425)	$(391)	$601
Net income (loss) per share:
Basic	$(1.42)	$(0.07)	$0.12
Diluted	$(1.42)	$(0.07)	$0.11
Shares used in calculation of net income (loss) per share:
Basic	5,234	5,226	5,196
Diluted	5,234	5,226	5,245

See accompanying notes to consolidated financial statements

CYANOTECH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (LOSS)

Years ended March 31, 2007, 2006 and 2005

	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	(in thousands, except share data)
Balances at March 31, 2004	5,178,561	$104	$27,141	$(12,705)	$—	$30	$14,570
Issuances of common stock for:
Exercise of stock options for cash	9,005	—	32	—	—	—	32
Exercise of warrants for cash	33,000	—	104	—	—	—	104
Non-employee directors’ services, at fair value	3,500	—	15	—	—	—	15
Issuance of stock options for third party services, at fair value	—	—	6	—	—	—	6
Comprehensive income:
Net income	—	—	—	601	601	—	601
Other comprehensive loss—foreign currency translation adjustments	—	—	—	—	(3)	(3)	(3)
Comprehensive income	—	—	—	—	598	—	—
Balances at March 31, 2005	5,224,066	104	27,298	(12,104)	—	27	15,325
Issuances of common stock for:
Exercise of stock options for cash	3,625	1	8	—	—	—	9
Non-employee directors’ services, at fair value	4,375	—	14	—	—	—	14
Compensation expense for accelerated vesting of stock options	—	—	10	—	—	—	10
Comprehensive loss:
Net loss	—	—	—	(391)	(391)	—	(391)
Other comprehensive loss—foreign currency translation adjustments	—	—	—	—	(28)	(28)	(28)
Comprehensive loss	—	—	—	—	(419)	—	—
Balances at March 31, 2006	5,232,066	105	27,330	(12,495)	—	(1)	14,939
Issuances of common stock for:
Exercise of stock options for cash	1,575	—	3	—	—	—	3
Reverse stock split fractional shares	(121)	—	—	—	—	—	—
Comprehensive loss:
Net loss	—	—	—	(7,425)	(7,425)	—	(7,425)
Other comprehensive loss—foreign currency translation adjustments	—	—	—	—	(7)	(7)	(7)
Comprehensive loss	—	—	—	—	$(7,432)	—	—
Balances at March 31, 2007	5,233,520	$105	$27,333	$(19,920)		$(8)	$7,510

See accompanying notes to consolidated financial statements

CYANOTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended March 31, 2007, 2006 and 2005

	2007	2006	2005
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(7,425)	$(391)	$601
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Impairment loss on equipment and leasehold improvements	4,487	—	—
Depreciation and amortization	1,250	1,321	1,319
Amortization of debt issue costs and other assets	35	37	27
Issuance of common stock and stock options in exchange for services	—	14	21
Compensation expense for accelerated vesting of stock options	—	10	—
Provision for (reduction of) allowance for doubtful accounts	12	(8)	31
Net (increase) decrease in assets:
Accounts receivable	610	(132)	111
Inventories	463	(224)	(628)
Prepaid expenses and other assets	8	11	(40)
Net increase (decrease) in liabilities:
Accounts payable	131	(492)	103
Accrued expenses	(30)	33	(217)
Net cash provided by (used in) operating activities	(459)	179	1,328
CASH FLOWS FROM INVESTING ACTIVITIES:
Maturity (purchase) of short-term investments	700	300	(900)
Investment in equipment and leasehold improvements	(274)	(311)	(649)
Net cash provided by (used in) investing activities	426	(11)	(1,549)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock in conjunction with the exercise of stock options and warrants, net of issuance costs	3	9	136
Principal payments on long-term debt	(361)	(347)	(341)
Net cash used in financing activities	(358)	(338)	(205)
Net increase (decrease) in cash and cash equivalents	(391)	(170)	(426)
Cash and cash equivalents at beginning of year	1,835	2,005	2,431
Cash and cash equivalents at end of year	$1,444	$1,835	$2,005
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$157	$148	$132
Income taxes	$1	$—	$178

See accompanying notes to consolidated financial statements

CYANOTECH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 Description of Business and Summary of Accounting Policies

Description of Business

Cyanotech Corporation (the Company) cultivates and produces high-value, high-quality natural products derived from microalgae. The Company currently cultivates, on a large-scale basis, two microalgal species from which its two major product lines are derived. The Company is currently producing microalgal products for the nutritional supplement, animal feed/pigments and immunological diagnostics markets. The Company manufactures all of its products in the United States and sells its products worldwide. As the Company’s operations are solely related to microalgae-based products, management of the Company considers its operations to be in one industry segment. Correspondingly, the Company records revenue and cost of sales information by product category.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The accompanying consolidated financial statements include the accounts of Cyanotech Corporation and its wholly owned subsidiaries, Nutrex Hawaii, Inc. (“Nutrex Hawaii” or “Nutrex”) and Cyanotech Japan YK (“Cyanotech Japan” or “CJYK”). All significant intercompany balances and transactions have been eliminated in consolidation.

Reclassifications

Reclassifications have been made in the comparative 2006 and 2005 financial statement amounts included in this report. This provides for conformation to the 2007 presentation. The reclassifications had no effect on net income.

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

Foreign Currency Translation and Risk

The Japanese Yen is the functional currency for Cyanotech Japan. As such, Cyanotech Japan’s assets and liabilities are translated at the exchange rate on the balance sheet date and revenues and expenses are translated at average rates of exchange prevailing during the year. Translation adjustments are charged or credited to accumulated other comprehensive income (loss) in stockholders’ equity. Certain transactions for Cyanotech Japan are exposed to foreign currency risk. The Company actively monitors and manages the balances subject to foreign currency risk. Currently, we do not hedge any of our foreign currency risk through the use of derivative financial instruments. For the years ended March 31, 2007, 2006 and 2005, the difference between net income (loss) and comprehensive income (loss) is $(7,000), $(28,000) and $(3,000), respectively, which is attributable to foreign currency translation adjustment losses.

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

Long-Term Debt   The carrying amount of long-term debt approximates fair value as interest rates applied to the underlying debt are adjusted quarterly to market interest rates which approximate current interest rates for similar debt instruments of comparable maturities.

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

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Market is defined as sales price less cost to dispose and a normal profit margin.

Equipment and Leasehold Improvements

Equipment and leasehold improvements are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives for equipment and furniture and fixtures, or the shorter of the land lease term (see Notes 3 and 6) or estimated useful lives for leasehold improvements as follows:

Equipment	3 to 10 years
Furniture and fixtures	7 years
Leasehold improvements	10 to 20 years

Impairment of Long-Lived Assets

The Company accounts for impairment of its equipment or leasehold improvements in accordance with SFAS No. 144. Pursuant to SFAS No. 144, long-lived assets, such as property, plant and equipment and purchased intangibles subject to amortization shall be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized to the extent that the carrying amount exceeds the asset’s fair value. The Company has determined fair value based upon present values of expected future cash flows. Assets to be disposed of and related liabilities would be separately presented in the consolidated balance sheet. Assets to be disposed of would be reported at the lower of the carrying value or fair value less costs to sell and would not be depreciated.

In the fourth quarter of the fiscal year ended March 31, 2007, the Company concluded that certain production assets were partially impaired as a result of its periodic assessment under SFAS 144. This impairment resulted in a non-cash charge of approximately $4.5 million. The impairment charge was classified within operating expenses in the consolidated statement of operations for the fiscal year ended March 31, 2007. There was no impairment as of March 31, 2006 and 2005. See Note 3 to the consolidated financial statements for further discussion of this impairment charge.

Revenue Recognition

The Company recognizes revenues as goods are shipped to customers (FOB shipping point). The criteria for recognition of revenue are when persuasive evidence that an arrangement exists and both title and risk of loss have passed to the customer, the price is fixed or determinable and collectibility is reasonably assured.

Research and Development and Advertising

Research and development and advertising costs are expensed as incurred

Income Taxes

Income taxes are accounted for under the asset and liability method. The asset and liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted income tax rates applicable to the period that includes the enactment date.

Share-Based Compensation

Effective April 1, 2006, The Company adopted the provisions of SFAS No. 123(R), “Share-Based Payment,” for its share-based compensation plans, using the intrinsic value-based method of accounting for employee based stock options. The Company previously accounted for these plans under the recognition and measurement principles of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations and disclosure requirements established by SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.”

Under APB No. 25, no compensation expense was recorded for the Company’s stock options issued under the qualified plan. The pro forma effects on net earnings and earnings per share for qualified stock options were instead disclosed in a footnote to the financial statements. Under APB No. 25, compensation expense for non-qualified stock options with stock appreciation rights features were recorded utilizing the market price of the Company’s stock at each period-end to determine the vested intrinsic value of the stock appreciation rights.

Under SFAS No. 123(R), share-based compensation cost is measured at fair value. All of the Company’s stock options are performance based and liability-classified awards. The Company utilizes a closed-form valuation model to determine the fair value of each option award. Expected volatilities are based on the historical volatility of the Company’s stock over a period consistent with that of the expected terms of the options. The expected terms of the options are estimated based on factors such as vesting periods, contractual expiration dates, historical trends in Cyanotech’s stock price, and historical exercise behavior. The risk-free rates for periods within the contractual life of the options are based on the yields of U.S. Treasury instruments with terms comparable to the estimated option terms.

Per Share Amounts

Basic earnings per common share is calculated by dividing net income for the period by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is calculated by dividing net income for the period by the sum of the weighted-average number of common shares outstanding during the period, plus the number of potentially dilutive common shares (“dilutive securities”) that were outstanding during the period. Dilutive securities include options granted pursuant to the Company’s stock option plans, potential shares related to the Employee Stock Purchase Plan and Restricted Stock grants to employees and non-employees. Dilutive securities related to the Company’s stock option plans are included in the calculation of diluted earnings per common share using the treasury stock method. Potentially dilutive securities are excluded from the computation of earnings per share in periods in which a net loss is reported, as their effect would be antidilutive. A reconciliation of the numerators and denominators of the basic and diluted earnings per common share calculations for the years ended March 31, 2007, 2006 and 2005 is presented in Note 8.

New Accounting Pronouncements

On September 15, 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurement (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is evaluating the impact of adopting SFAS 157 on the Company’s consolidated financial position, results of operations and cash flows.

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

In December 2004, the FASB issued SFAS No. 153, “Exchange of Nonmonetary Assets, an amendment of APB Opinion No. 29, “Accounting for Nonmonetary Transactions”. SFAS No. 153 is based on the principle that exchange of nonmonetary assets should be measured based on the fair market value of the assets exchanged. SFAS No. 153 eliminates the exception of nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges in fiscal periods beginning after June 15, 2005. The Company adopted SFAS No. 153 effective April 1, 2006. Adoption of the provisions of SFAS No. 153 had no material impact on the Company’s financial condition or results of operations.

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151 (“SFAS No. 151”) “Inventory Costs—an Amendment of Accounting Research Bulletin No. 43, Chapter 4”. SFAS No. 151 requires that abnormal amounts of freight, handling costs and wasted material (spoilage) be recognized as current-period charges and fixed production overhead costs be allocated to inventory based on the normal capacity of production facilities. Normal capacity is defined as “the production expected to be achieved over a number of periods or seasons under normal circumstances, taking into account the loss of capacity resulting from planned maintenance”. The Company adopted SFAS No. 151 effective April 1, 2006. Adoption of the provisions of SFAS No. 151 did not have a significant impact on the Company’s financial condition and results of operations for the year ended March 31, 2007.

On September 13, 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB No. 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements of Current Year Financial Statements” which expresses the SEC’s views regarding the process of quantifying financial statement misstatements. SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements (misstatements that were not corrected at the end of the prior year) in quantifying current year misstatements for the purpose of a materiality assessment. Common practice in quantifying a misstatement allows for multiple approaches. A misstatement can be based on the amount of the error originating in the current year income statement or be based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year(s) of origination. Therefore, in quantifying the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements, errors should be measured under each approach and evaluated for materiality. An adjustment would be required when either approach results in quantifying a misstatement that is material, as defined in FASB Concepts Statement No. 2, after considering all relevant quantitative and qualitative factors. SAB No. 108 is effective for fiscal years ended after November 15, 2006. There was no impact from adoption on the Company’s financial condition and results of operations for the year ended March 31, 2007.

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109”. This interpretation prescribes a “more-likely-than-not” recognition threshold and measurement attribute (the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement with tax authorities) for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN No. 48 on April 1, 2007, and believes the impact of FIN No. 48 will not materially impact the Company’s results of operations for fiscal 2008 or beyond.

In June 2006, the FASB ratified the consensus on Emerging Issues Task Force Issue No. 06-3 (“EITF No. 06-3”), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement”. The scope of EITF No. 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, Universal Service Fund (USF) contributions and some excise taxes. The Task Force affirmed its conclusion that entities should present these taxes in the income statement on either a gross or a net basis based on their accounting policy, which should be disclosed pursuant to APB Opinion No. 22, “Disclosure of Accounting Policies.” If such taxes are significant and are presented on a gross basis, the amounts of those taxes should be disclosed. The consensus on EITF No. 06-3 indicates it should be effective for annual and interim reporting periods beginning after December 15, 2006. The Company adopted EITF No. 06-3 on January 1, 2007, and currently does not invoice governmental taxes to customers, thus there was no impact from the adoption of EITF No. 06-3 on the Company’s results of operations for the year ended March 31, 2007.

Note 2 Inventories

Inventories consist of the following as of March 31, 2007 and 2006:

	2007	2006
	(in thousands)
Raw materials	$246	$240
Work in process	281	260
Finished goods	929	1,432
Supplies	137	124
	$1,593	$2,056

The Company adopted SFAS No. 151 effective April 1, 2006.

Note 3 Equipment and Leasehold Improvements, Net

Equipment and leasehold improvements consists of the following as of March 31, 2007 and 2006:

	2007	2006
	(in thousands)
Equipment	$6,257	$10,461
Leasehold improvements	7,335	14,642
Furniture and fixtures	87	86
	13,679	25,189
Less accumulated depreciation and amortization	(9,110)	(15,327)
Construction in-progress	132	302
	$4,701	$10,164

The above equipment and leasehold improvement amounts as of March 31, 2007, have been reduced by a $4.5 million charge resulting from management’s analysis under SFAS No. 144 as discussed below.

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Upon such an occurrence, recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows to which the assets relate, to the carrying amount. If the asset is determined to be unable to recover its carrying value, then the carrying value of the long-lived assets are compared to the assets fair value. The Company has determined fair value based upon present values of expected future cash flows.

For purposes of SFAS No. 144, the Company’s equipment and leasehold improvements are evaluated for recoverability as a single group since they cannot be separated into specific cash flow generating groups. Other Company assets are readily recoverable and not long lived. For the fiscal year ended March 31, 2007, the Company experienced a pre-impairment net loss of approximately $2.9 million against revenues of $9.6 million, and reduced its cash balance from $2.5 to $1.4 million. In addition, in the second quarter and through the fourth quarter, the Company began to experience erratic astaxanthin biomass production shortfalls (volumes, quality, density: collectively a “production imbalance”) not apparent in previous quarters. The service potential of the production assets is expected to be concurrent with the underlying lease from the Natural Energy Laboratory of Hawaii (NELHA) which expires in 2025. Only future cash flows directly associated with and expected to arise from the use of the assets were used in the analysis.

The Company considers it necessary to record an impairment of production assets under SFAS No. 144 wherein we recognize a loss for the amount by which the carrying amount or net book value of the assets exceeds the estimated fair value upon comparison. The net book value will be depreciated down to its estimated salvage value. The impairment charge was allocated to long-lived production assets based upon the relative net book values and is presented as follows:

Impairment
Charge
Equipment	$(4,490)
Leasehold improvements	(7,331)
Furniture and fixtures	—
(11,821)
Accumulated depreciation and amortization	7,467
Construction in-progress	(133)
Impairment loss on equipment and leasehold improvements	$(4,487)

The Company determined that the carrying value of long-lived assets was not impaired as of March 31, 2006 and 2005.

Note 4 Accrued Expenses

Components of accrued expenses as of March 31, 2007 and 2006 are as follows:

	2007	2006
	(in thousands)
Wages, commissions and royalties	$165	$181
Professional fees	53	104
Other accrued expenses	172	135
	$390	$420

Note 5 Long-Term Debt

Long-term debt consists of the following as of March 31, 2007 and 2006:

	2007	2006
	(in thousands)
Term loan	$1,390	$1,751
Less current maturities	(398)	(364)
Long-term debt, excluding current maturities	$992	$1,387

Term Loan Agreement

In April 2000, the Company executed a Term Loan Agreement (“Term Loan”) with a lender providing for $3.5 million in aggregate credit facilities, secured by the Company’s assets. The Term Loan has a maturity date of May 1, 2010 and is payable in 120 equal monthly principal and interest payments. The interest rate under this Term Loan, in the absence of a default under the agreement, is the prime rate, in effect as of the close of business on the first day of each calendar quarter, plus 1%. As of March 31, 2007 and 2006, the prime rate was 8.25% and 7.25%, respectively. The Company received a waiver of relevant covenants of the Term Loan related to the previous filing of Forms 10-Q for fiscal year 2007. In addition, the Company has received a waiver of the covenant related to delayed filing of this Form 10-K. The Company is prohibited from declaring any common stock dividends without the lender’s prior written consent. A warrant to purchase 5,000 shares of the Company’s common stock was issued in conjunction with this Term Loan. The warrant expires in April 2011 and has an exercise price of $10.20 per share. The warrant may only be exercised after the Company has repaid the Term Loan in full.

A $250,000 restricted cash deposit continues to be held in the restricted cash account and is included in Other Assets in the accompanying consolidated Balance Sheets at March 31, 2007 and 2006.

Note 6 Leases

The Company leases facilities, equipment and land under operating leases expiring between 2007 and 2025. The land lease provides for contingent rentals in excess of minimum rental commitments based on a percentage of the Company’s sales. Contingent rental for the years ended March 31, 2007, 2006 and 2005 was $52,000, $55,000 and $88,000, respectively.

Future minimum lease payments under non-cancelable operating leases at March 31, 2007 are as follows:

Year ending March 31	(in thousands)
2008	$241
2009	201
2010	160
2011	149
2012	148
Thereafter through 2025	2,035
Total minimum lease payments	$2,934

Rent expense under operating leases amounted to $283,000, $316,000 and $338,000 for the years ended March 31, 2007, 2006 and 2005, respectively.

Note 7 Share-Based Compensation

Effective April 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standard No. 123(R) (“SFAS No. 123R”), “Share-Based Payment,” for its share-based compensation plans, which is a revision of Statement of Financial Accounting Standard No. 123 “Accounting for Stock-Based Compensation”. On March 29, 2005, the SEC staff issued Staff Accounting Bulletin No. 107, “Share-Based Payment” (SAB No. 107), which expressed the SEC staff’s views on SFAS No. 123R, but did not modify any of SFAS No. 123R’s provisions.  SFAS No. 123R requires an entity to measure the cost of employee services received in exchange for an award. If an award vests or becomes exercisable based on the achievement of a condition other than service, performance or market condition, the award is liability-classified. Liability-classified awards are remeasured to fair value at each balance sheet date until the award is settled. Equity-classified awards, including grants of employee stock options, are measured at the grant-date fair value of the award and are not subsequently remeasured. The cost of equity-classified awards is recognized in the income statement over the period during which an employee is required to provide the service in exchange for the award.  In the Company’s case, all of the Company’s stock options are performance based awards. As allowed by SFAS No. 123, for fiscal 2006 the Company elected to continue to apply the intrinsic value-based method of accounting for employee based stock options and adopted only the disclosure requirements of SFAS No. 123.

Stock Options

Under the 2005 Stock Option Plan (the “2005 Plan”), 200,000 shares of common stock are reserved for issuance and the plan terminates on August 21, 2015. Under the 2005 Plan, eligible employees and certain independent consultants may be granted options to purchase shares of the Company’s Stock. The shares issuable under the 2005 Plan will either be shares of the Company’s authorized but previously unissued common stock or shares reacquired by the Company, including shares purchased on the open market. As of March 31, 2007, 195,000 options remained available for grant under the 2005 Plan.

Concurrent with the 2005 Plan approval on August 22, 2005, the 1995 Stock Option Plan was terminated except for the outstanding options issued thereunder.

Options under the 2005 Plan are granted, and are vested and exercisable as determined by the Board of Directors or the Stock Option and Compensation Committee of the Board in accordance with the provisions of the 2005 Stock Option Plan. Discussion relative to option granting, vesting, exercising, and other conditions are set forth in a Stock Option Agreement evidencing each grant. No option can have a life in excess of ten (10) years. All shares granted in the form of options under the 2005 Plan will reduce, on a share for share basis, the number of shares available for subsequent grants. Option grants which forfeit under the terms of the 2005 Plan will return to the pool of reserved shares and be available for subsequent grants under the terms of the 2005 Plan.

SFAS No. 123R offered alternatives for implementation, among them the Modified Prospective Method of accounting for compensation costs related to “Share Based Payments” which the Company has determined to apply. In the Company’s case, its employee incentive stock options are “plain vanilla” as defined by the SEC in Staff Accounting Bulletin (“SAB”) No. 107, normally vesting over a five year period and exercisable under the terms of the Company’s Stock Plan up to ten years from the grant date. Because the Company’s future employee incentive stock options are expected to be “plain vanilla,” they will be reflected only in Equity and Compensation Expense accounts. The Company has determined that a Black-Scholes-Merton model will be most reflective of the fair value of option grants, consistent with the provisions of SFAS No. 123R and SAB No. 107. Key inputs and assumptions used to estimate the fair value of stock options include the grant price of the award, the expected option term, volatility of the Company’s stock, risk-free rate and the Company’s dividend yield.  Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company.

Currently outstanding nonvested options are options that were granted to non-employees and the compensation cost for these options was recognized in prior years’ operating results. There are no nonvested employee options because, on March 23, 2006, in response to SFAS No. 123R, the Compensation and Stock Option Committee of the Company’s Board of Directors approved accelerating the vesting of all outstanding unvested employee incentive stock options under the provisions of APB Opinion No. 25, and related interpretations. Options held by non-employees and directors were not included in the vesting acceleration. The decision to accelerate vesting of all outstanding unvested employee incentive stock options was made to avoid recognizing, pursuant to the Company’s April 1, 2006 adoption of SFAS No. 123R, the non-cash compensation cost related to unvested employee incentive stock options for the Company’s less than 100 employees. This resulted in the Company recognizing non-cash compensation expense of approximately $10,000 for the year ended March 31, 2006, representing the estimated benefit of accelerated vesting for those unvested incentive options with exercise prices less than the fair market value of the Company’s stock on March 23, 2006. It is estimated that the total future compensation expense that will be avoided in future years is approximately $78,000, before tax, based on the March 23, 2006 acceleration date. The foregoing amount would have primarily impacted fiscal years ending March 31, 2007 through March 31, 2009. Due to the Company’s tax net operating loss carry forward position, no tax benefits are received or are expected to be received over the remaining life of the 2005 Stock Plan. Accordingly, Stock Plan amounts are the same both before and after tax.

At the effective vesting acceleration date of March 23, 2006, there were 5,000 unvested employee incentive stock options outstanding under the company’s 1995 and 2005 Stock Plans, and 40,714 unvested employee incentive stock options outstanding under the company’s 1994 and 2004 Stock Plans. Of the outstanding incentive stock options, 19,123 had exercise prices which were greater than the $2.72 per share fair market value of the Company’s common stock on March 23, 2006. The remaining 26,591 options had exercise prices less than or equal to the $2.72 fair market value of the Company’s stock, and ranging from $2.00 to $2.60 per incentive option for the 26,591 options with exercise prices less than or equal to $2.72.

The Independent Director Stock Option and Stock Grant Plan (the “2004 Plan”) has 75,000 shares of common stock reserved for issuance. Under the 2004 Plan, upon election to the Board of Directors, a newly elected non-employee director is granted a ten-year option to purchase 1,000 shares of the Company’s common stock at a fair market value on the date of grant. All such options are granted at fair market value on the date of grant. Options granted vest and become exercisable six months from the date of grant. In addition, on the date of each Annual Meeting of Stockholders, each non-employee director continuing in office is automatically granted, without payment, 875 shares of common stock, non-transferable for six months following the date of grant. As of March 31, 2007, 70,250 options remained available for grant under the 2004 Plan. Concurrent with the 2004 Plan approval on August 16, 2004, the 1994 Non-Employee Director Stock Option and Stock Grant Plan was terminated except for the outstanding options issued thereunder.

Previously under the terminated 1994 Plan, upon election to the Board of Directors, non-employee directors were granted a ten-year option to purchase 750 shares of the Company’s common stock at fair market value on the date of grant. In addition, on the date of each Annual Meeting of Stockholders, each non-employee director continuing in office was granted, without payment, 500 shares of common stock, non-transferable for six months following the date of grant. There was no expense recognized from the 2004 Plan and the 1994 Plan grants of shares of common stock for the year ended March 31, 2007, and expense recognized for the years  ended March 31, 2006 and 2005 was $14,000 and $15,000, respectively.

There were no stock options granted during 2007. The per share weighted average fair value of stock options granted during 2006 and 2005 was $2.60 and $3.20, respectively, on the date of the grant using a Black Scholes option pricing model with the following weighted average assumptions:

	2006	2005
Expected dividend yield	0%	0%
Risk-free interest rate	4.3%	4.5%
Expected volatility	107%	104%
Expected life in years	4.5	4.0

The expected life of the Company’s options is based on evaluations of historical and expected future exercise behavior. The risk free interest rate is based on the U.S. Treasury yield curve at the date of grant with maturity dates approximately equal to the expected term of the options at the date of the grant. The expected volatility is based on the historical volatility, among other factors, of the Company’s stock. The valuation model applied in this calculation utilizes highly subjective assumptions that could potentially change over time. Changes in the subjective input assumptions can  materially affect the fair value estimates of an option. Furthermore, the estimated fair value of an option does not necessarily represent the value that will ultimately be realized by the employee holding the option.

As of March 31, 2007, total unrecognized stock-based compensation expense related to unvested stock options was $4,400 which is expected to be expensed over a weighted-average period of 2.38 years.

Activity for stock options during the periods indicated was as follows:

			Weighted Average
		Weighted	Remaining	Average
	Number of	Average	Contractual Term	Intrinsic
	Shares	Exercise Price	In Years	Value
Balance at March 31, 2004	163,924	$4.24
Granted	34,774	4.40
Exercised	(9,005)	3.52
Expired	(14,738)	4.48
Forfeited	(23,458)	4.00
Balance at March 31, 2005	151,497	4.36	2.53	$660,527
Granted	5,000	2.60
Exercised	(3,625)	2.12
Expired	(25,900)	6.76
Forfeited	(9,741)	3.28
Balance at March 31, 2006	117,231	3.92	2.08	459,546
Granted	—	—
Exercised	(1,575)	2.15
Expired	(19,625)	3.85
Forfeited	(11,859)	4.53
Balance at March 31, 2007	84,172	$3.86	1.77	$324,904

The following table summarizes the weighted average characteristics of outstanding stock options at March 31, 2007 for various exercise price ranges:

	Outstanding Options			Exercisable Options
	Number of	Remaining	Weighted	Number of	Weighted
Range of Exercise Prices	Shares	Life (Years)	Average Price	Shares	Average Price
$1.84-$3.08	50,944	1.4	$2.18	50,944	$2.18
$3.88-$6.75	26,978	2.6	4.51	26,278	4.52
$14.75-$14.75	6,250	1.0	14.75	6,250	14.75

Prior Period Proforma Presentation

Prior to April 1, 2006, the Company had previously adopted the provisions of SFAS No. 123 through disclosure only.  The table presented below illustrates the effects on net income and earnings per share for the years ended March 31, 2006 and 2005 as if the company had applied the fair value recognition provisions of SFAS No. 123 to share-based awards.

The following table illustrates the effect on net income (loss) and net income (loss) per common share if the Company had applied the fair-value method under SFAS No. 123 to its employee stock options:

	2006	2005
	(in thousands, except per share amounts)
Net income (loss), as reported	$(391)	$601
Reverse accelerated vesting expense recognized under intrinsic value method	10	—
Deduct stock-based employee compensation expense determined under fair-value method for all awards(1)	(135)	(90)
Pro forma net income (loss)	$(516)	$511
Net income (loss) per common share
—Basic:
As reported	$(0.07)	$0.12
Pro forma	$(0.10)	$0.10
—Diluted:
As reported	$(0.07)	$0.11
Pro forma	$(0.10)	$0.10

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

Warrants

The Company had issued warrants which allow the warrant holders rights to acquire an equivalent number of shares of common stock at a stated exercise price. Warrants outstanding during the periods indicated were as follows:

Warrants issued in connection with:

		50,000 Shares
	3rd Party	Purchased by	Term Loan
	Services	Stockholder	(See Note 5)	Debentures
Grant date:	December 1999	January 2000	April 2000	May 2000 &
				May 2002
Expiration date:	December 2004	January 2005	April 2011	May 2004
Exercise price:	$2.52	$4.00	$10.20	$4.40	Total
Balance at March 31, 2004	18,750	12,500	5,000	6,375	42,625
Exercises	(18,750)	(12,500)	—	(1,750)	(33,000)
Expired	—	—	—	(4,625)	(4,625)
Balance at March 31, 2005	—	—	5,000	—	5,000
Exercises	—	—	—	—	—
Expired	—	—	—	—	—
Balance at March 31, 2006	—	—	5,000	—	5,000
Exercises	—	—	—	—	—
Expired	—	—	—	—	—
Balance at March 31, 2007	—	—	5,000	—	5,000

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

Reconciliations between the numerator and the denominator of the basic and diluted earnings per share computations for the years ended March 31, 2007, 2006 and 2005 are as follows:

	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands, except per share amounts)
Year ended March 31, 2007:
Basic and diluted earnings per share	$(7,425)	5,234	$(1.42)
Year ended March 31, 2006:
Basic and diluted earnings per share	$(391)	5,226	$(0.07)
Year ended March 31, 2005:
Basic earnings per share	$601	5,196	$0.12
Effect of dilutive securities— Common stock options and warrants	—	49	(.01)
Diluted earnings per share	$601	5,245	$0.11

The following securities were excluded from the calculation of diluted earnings per share because their effect was antidilutive due to the exercise price being greater than the Company’s weighted-average stock price for the period:

	2007	2006	2005
	(in thousands)
Stock options and warrants	89	122	40

Note 9 Profit Sharing Plan

The Company sponsors a profit sharing plan for all employees not covered under a separate management incentive plan. Under the profit sharing plan, 5% of pre-tax profits on a quarterly basis may be allocated to non-management employees based on gross wages. At management’s discretion, the profit sharing bonus may be distributed all in cash on an after-tax basis or distributed half in cash (on an after-tax basis) and the remainder deposited in an employee’s 401(k) account on a pre-tax basis with a five year vesting schedule, based on years of service with the Company. All employees may make voluntary pre-tax contributions to their 401(k) accounts; Company contributions are discretionary. There was no compensation expense for fiscal 2007, and for fiscal years 2006 and 2005, compensation expense relative to this plan was approximately $18,000 and $30,000, respectively.

Note 10 Major Customers and Geographic Information

Net sales by product line for the years 2007, 2006 and 2005 are as follows:

	2007	2006	2005
	(in thousands)
Net sales:
Spirulina products	$6,090	$6,517	$6,626
Natural astaxanthin products
NatuRose	1,142	1,403	1,817
BioAstin	2,354	2,967	2,855
Other products	97	244	147
	$9,683	$11,131	$11,445

Approximately $937,000, or 10% of our total net sales for the year ended March 31, 2007, was to a single customer. Sales to this customer for fiscal 2006 and 2005 were $1,285,000 (12% of net sales) and $1,130,000 (10% of net sales), respectively.

The following table presents sales for the years 2007, 2006 and 2005 by geographic region:

	2007		2006		2005
	(dollars in thousands)
Net sales(1):
United States	$5,275	54%	$5,343	48%	$5,847	51%
Japan	772	8	1,328	12	1,759	16
The Netherlands	937	10	1,300	12	1,180	10
Other areas	2,699	28	3,160	28	2,659	23
	$9,683	100%	$11,131	100%	$11,445	100%

(1)          Net sales are attributed to countries based on location of customer. Substantially all long-lived assets      are located in the United States as of March 31, 2007 and 2006.

Note 11 Income Taxes

Income (loss) before income taxes consisted of:

	2007	2006	2005
	(in thousands)
United States	$(7,358)	$(311)	$537
Foreign	(76)	(86)	70
Income (loss) before income taxes	$(7,434)	$(397)	$607

The following table reconciles the amount of income taxes computed at the federal statutory rate of 34%, for all periods presented, to the amount reflected in the Company’s consolidated statements of operations for the years ended March 31, 2007, 2006 and 2005:

	2007	2006	2005
	(in thousands)
Tax provision (benefit) at federal statutory income tax rate	$(2,528)	$(135)	$206
State income taxes, net of federal income tax effect	(314)	(17)	26
Foreign income taxes in excess of federal statutory income tax rate	—	—	2
Increase (decrease) in valuation allowance for deferred tax assets	2,526	146	(162)
Other, net	307	—	(66)
Income tax expense (benefit)	$(9)	$(6)	$6

The tax effects of temporary differences related to various assets, liabilities and carry forwards that give rise to deferred tax assets and deferred tax liabilities as of March 31, 2007 and 2006 are as follows:

	2007	2006
	(in thousands)
Deferred tax assets:
Net operating loss carry forwards	$5,815	$5,359
Impairment loss on equipment & leasehold improvements for financial reporting purposes	2,768	1,062
Tax credit carry forwards	124	122
Other	209	235
Gross deferred tax assets	8,916	6,778
Less valuation allowance	(7,855)	(5,329)
Net deferred tax assets	1,061	1,449
Deferred tax liability: Differences in depreciation and amortization on equipment and leasehold improvements	(1,061)	(1,449)
Net deferred tax assets	$—	$—

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which net deferred tax assets are deductible, management does not believe it is more likely than not the Company will realize a portion of its gross deferred tax assets, and has thus established a valuation allowance to reflect its estimated realizability. The amount of the deferred tax assets considered realizable, however, could change in the near term if estimates of future taxable income during the carry forward period change.

Income tax expense (benefit) for the years ended March 31, 2007, 2006 and 2005 consisted of:

	2007	2006	2005
	(in thousands)
Current:
Foreign	$—	$—	$11
Federal	—	—	—
State	(9)	(9)	(20)
Total current	(9)	(9)	(9)
Deferred:
Foreign	—	3	15
Federal	—	—	—
State	—	—	—
Total deferred	—	3	15
Income tax expense (benefit)	$(9)	$(6)	$6

At March 31, 2007, the Company has net operating loss carry forwards and tax credit carry forwards available to offset future federal income tax as follows (in thousands):

		Research and
	Net Operating	Experimentation
Expires March 31,	Losses	Tax Credits
2011	$—	$23
2012	—	9
2018	1,061	—
2019	3,632	—
2020	2,051	7
2021	1,732	2
2022	3,161	—
2023	1,863	—
2026	159	—
2027	2,115	—
	$15,774	$41

In addition, at March 31, 2007, the Company has alternative minimum tax credit carry forwards of approximately $83,000 available to reduce future federal regular income taxes over an indefinite period.

At March 31, 2007, the Company has state tax net operating loss carry forwards of $11,307,000 which expire in March 31, 2019 through 2026, available to offset future Hawaii and California state taxable income.

Note 12 Selected Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter		Year
	(in thousands, except per share data)
2007
Net sales	$2,444	$2,475	$2,434	$2,330		$9,683
Gross profit	471	404	78	178		1,131
Net loss	(347)	(572)	(1,187)	(5,319	)(1)	(7,425)
Net loss per share— Basic and Diluted	(0.07)	(0.11)	(0.23)	(1.02)		(1.42)
2006
Net sales	$3,029	$2,517	$2,333	$3,252		$11,131
Gross profit	1,005	582	659	814		3,060
Net income (loss)	159	(297)	(210)	(43)		(391)
Net income (loss) per share— Basic and Diluted	0.03	(0.06)	(0.04)	(0.01)		(0.07)

(1)          The Company recorded a non-cash impairment charge of $4,487,000 on certain production related equipment and leasehold improvements as required by SFAS No. 144. See Note 3 for additional information.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

As required by Regulation S-K Rules 307 and 308, Cyanotech Corporation management has assessed the effectiveness of internal control over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by the company is recorded, processed, summarized and reported, within the time periods as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As of the year ended March 31, 2007, management conducted an evaluation (under the supervision and with the participation of the chief executive officer and the chief financial officer), pursuant to Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act, of the effectiveness of the company’s disclosure controls and procedures. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2007, due to the material weaknesses in internal control over financial reporting described below.

A material weakness in internal control over financial reporting (as defined in paragraph 140 of Auditing Standard No. 2 of the Public Company Accounting Oversight Board) is a significant deficiency, or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected.

While the Company believes its systems and procedures are sufficient to reasonably ensure accurate financial data, it has concluded that due to a lack of adequately trained internal accounting resources, there exists more than a remote likelihood that a material misstatement to the interim or annual financial statements could occur and not be detected by procedures and controls over financial reporting on a timely basis as of March 31, 2007. This material weakness in internal control over financial reporting has lead to an inability to produce timely filings over the past year including this Form 10-K.

As discussed in the Company’s Form 10-K/A for the year ended March 31, 2006, errors were identified in the application of certain accounting practices and procedures related to accounting for certain fixed costs such as portions of depreciation, general insurance and minor compensation costs which should be included in the carrying value of inventory. The Company’s Board of Directors approved and adopted a remediation plan for improving our internal controls and procedures. In accordance with this plan, the Company will ensure full compliance with GAAP, address key financial reporting risk elements, subject its disclosures to a rigorous review process prior to releasing financial statements, update its inventory accounting systems and procedures to properly accommodate specific inventoriable fixed costs in accordance with GAAP and, apply resources with the critical skills necessary to ensure full compliance with GAAP. With respect to the last element, the Company’s new Controller—Inventory and Cost Accounting began employment on July 9, 2007. However, the duties and tasks associated with that position have not yet been integrated into the Company’s accounting and internal control systems. Until this integration and related tasks are fully accomplished the Company believes that a material weakness exists.

Changes in Internal Control over Financial Reporting.

In order to address the material weakness identified in the previous year, we made changes in our internal controls over financial reporting, during the quarters ended December 31, 2006 and March 31, 2007. These changes, designed to improve our internal controls and procedures, relate primarily to proper accounting for inventory costs in accordance with generally accepted accounting principles (GAAP). We believe that we now have in place policies and procedures to ensure that all inventoriable fixed cost components such as depreciation, portions of general insurance costs, and portions of direct labor burden costs are capitalized into inventory unit costs. In addition, as of July 9, 2007 the Company’s new Controller—Inventory and Cost Accounting began employment.

Limitations on the Effectiveness of Disclosure Controls and Procedures.

Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors and all fraud. A control system no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within a company are detected. The inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistakes. Controls can also be circumvented by the individual acts of some persons, or by collusion of two or more people. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B. Other Information

Not applicable

PART III

Item 10. Directors and Executive Officers of the Registrant

(a) Information pertaining to Directors of the Company

The following table sets forth certain information regarding the members of the Board of Directors, all of whom were elected at the last annual meeting of stockholders.

Name	Principal Occupation	Director Since	Age
Gerald R. Cysewski, Ph.D.	Chairman of the Board, President and Chief Executive Officer, Cyanotech Corporation	1983	58
Michael A. Davis	Private Investor	2003	54
Gregg W. Robertson	President and Chief Executive Officer of Robertson & Company (Financial services consultancy)	2004	73
David I. Rosenthal	Chief Financial Officer, Sanz Corporation (Value added reseller of data storage solutions)	2000	52
John T. Waldron	Adjunct Professor of Marketing—Lake Forest Graduate School of Management	1998	55
Paul C. Yuen, Ph.D.	Retired, formerly Dean of the College of Engineering—University of Hawaii at Manoa	1993	79

Gerald R. Cysewski, Ph. D.—Kailua Kona, Hawaii:   Dr. Cysewski co-founded the Company in 1983 and has served as a director of the Company since that time. Until June 1996, he also served as Scientific Director. Since March 1990, Dr. Cysewski has served as President and Chief Executive Officer of the Company and in October 1990 was also appointed to the position of Chairman of the Board. From 1988 to

November 1990, he served as Vice Chairman of the Company. From 1980 to 1982, Dr. Cysewski was Group Leader of Microalgae Research and Development at Battelle Northwest, a major contract research and development firm. From 1976 to 1980, Dr. Cysewski was an assistant professor in the Department of Chemical and Nuclear Engineering at the University of California, Santa Barbara, where he received a two-year grant from the National Science Foundation to develop a culture system for blue-green algae. Dr. Cysewski received his doctorate in Chemical Engineering from the University of California at Berkeley.

Michael A. Davis—Tiburon, California:   Mr. Davis was appointed to the Board of Directors of the Company in March 2003 subsequent to his acquisition of $1,250,000 of subordinated convertible debentures of the Company in September 2002. Mr. Davis is a Principal at Ebb and Flow Ventures, a private equity firm; President of Skywords Family Foundation and a Director of Canobie Films, Inc. Mr. Davis attended Harvard University and resides in San Francisco, California.

Gregg W. Robertson—Honolulu, Hawaii:   Mr. Robertson was appointed to the Board of Directors of the Company in August 2004. Mr. Robertson is the President and Chief Executive Officer of Robertson & Company, a privately-owned investment banking firm which was established in 1986 and is currently based in Honolulu. Prior to establishing this firm, Mr. Robertson was the President and Chief Executive Officer of Dillingham Industries, Inc., a subsidiary of Dillingham Corporation. Previously Mr. Robertson held the positions of Executive Vice President and Chief Financial Officer of Dillingham Corporation. Mr. Robertson holds a B.S. degree in Economics from Fairleigh Dickenson University, Teaneck, N.J.

David I. Rosenthal—Denver, Colorado:   Mr. Rosenthal was appointed to the Board of Directors of the Company in November 2000. Mr. Rosenthal is currently the Chief Financial Officer at Sanz, Inc, a public-traded company located in Englewood, Colorado that is a value added reseller for data storage solutions. From 2003 to May of 2006 he was the Executive Vice President and Chief Financial Officer for SpectraLink Corporation, a publicly-traded company located in Boulder Colorado that designs, manufactures and markets wireless phones for the workplace. Mr. Rosenthal was Executive Vice President and Chief Financial Officer of StarTek, Inc., a provider of customized outsourcing services from 2000 to 2003. Mr. Rosenthal was acting Chief Financial Officer at Celestial Seasoning, Inc. until its merger with the Hain Food Group in 2000 and the Chief Financial Officer of Hauser, Inc., a manufacturer of natural extracts products, from 1994 to 1999. Mr. Rosenthal holds a B.S. degree in Accounting from the University of California at Berkeley and a M.B.A degree from California State University, Hayward. Mr. Rosenthal is also a Certified Public Accountant.

John T. Waldron—Deerfield, Illinois:   Mr. Waldron was appointed to the Board of Directors of the Company in July 1998. Mr. Waldron is an Adjunct Professor of Marketing at the Lake Forest Graduate School of Management in Lake Forest, Illinois. From 1986 to 1999, Mr. Waldron was Vice President-Sales and Marketing, Senior Vice President-Sales and Marketing, and Executive Vice President for Takeda U.S.A. Inc., a bulk vitamin and fine chemical products manufacturer. Mr. Waldron was also a Director of Takeda U.S.A. from 1993 to 1999, and served as a member of its Executive Committee and Compensation Committee. Mr. Waldron holds a Master of Management degree from Northwestern University’s J. L. Kellogg Graduate School of Management.

Paul C. Yuen, Ph.D.—Honolulu, Hawaii:   Dr. Yuen was appointed to the Board of Directors of the Company in August 1993. Prior to his retirement in September 1999, Dr. Yuen served as Dean, College of Engineering for the University of Hawaii at Manoa. From July 1992 to March 1993, Dr. Yuen was Acting President of the University of Hawaii. From 1989 to 1992, Dr. Yuen was Senior Vice President for Academic Affairs, University of Hawaii at Manoa. Dr. Yuen holds M.S. and Ph.D. degrees in Electrical Engineering from the Illinois Institute of Technology.

The Board has determined that all nominees, except Dr. Cysewski, are independent directors as defined in Nasdaq Stockmarket Rule 4200A.

Director Compensation

At the 2004 Annual Meeting of Stockholders, the stockholders of the Company approved the Independent Director Stock Option and Stock Grant Plan (the “2004 Plan”). Under the 2004 Plan each Independent Director receives on first election, pursuant to the 2004 Plan, a 10-year option to purchase 1,000 shares of the Company’s Common Stock, and thereafter a grant of 875 shares of Common Stock each year that the Independent director is elected to the board. Such grants and options are non-transferable and non-exercisable for six months following the date of grant. On the date of the 2006 Annual Meeting of Stockholders, each Independent Director was entitled to receive under the 2004 Plan, an automatic grant of 875 shares of fully paid and non-assessable shares of Common Stock. Because of an administrative oversight, such shares were not issued until fiscal year 2008. In addition, each Independent Director receives an annual fee of $1,000 for participation on the Board and $1,000 per Board meeting attended in person, and is also reimbursed for out-of-pocket costs incurred in connection with attendance at such meetings. Each Independent Director receives $150 for participation in telephonic meetings. An Independent Director who serves as a member of any Board committee receives an annual fee of $500 and an Independent Director who serves as chairperson of a Board committee is entitled to additional compensation as follows: 1) Audit Committee Chairperson—$1,500; 2) Compensation and Stock Option Committee Chairperson—$800; and 3) Nominating and Corporate Governance Committee—$800.

(b)  Information pertaining to the Executive Officers of the Company

The executive officers are elected by and serve at the pleasure of the Board.

The executive officers and other key employees of Cyanotech as of March 31, 2007 are as follows:

Name	Age	Position
Gerald R. Cysewski, Ph. D	58	Chairman of the Board, President and Chief Executive Officer
William R. Maris	58	Chief Financial Officer, Vice President—Finance and Administration, Secretary and Treasurer
Glenn D. Jensen	48	Vice President—Operations
Robert J. Capelli	47	Vice President—Sales

Dr. Cysewski co-founded Cyanotech in 1983. Since March 1990, Dr. Cysewski has served as President and Chief Executive Officer and prior to this time, served as Scientific Director. Dr. Cysewski has also served as a Director since 1983. In 1998, he was Vice Chairman of the Board and in October 1990 he was appointed Chairman of the Board. Prior to his tenure at Cyanotech, from 1980 to 1982, Dr. Cysewski was group leader of microalgae research and development at Battelle Northwest, a major contract research and development firm. From 1976 to 1980, Dr. Cysewski was an assistant professor in the Department of Chemical and Nuclear Engineering at the University of California, Santa Barbara. Dr. Cysewski received his doctorate in Chemical Engineering from the University of California at Berkeley.

Mr. Maris has served as Chief Financial Officer, Vice President—Finance & Administration, Secretary and Treasurer since January 2006. From February 2003 to December 2005 he was self employed as a Certified Public Accountant. From September 1994 to January 2003 Mr. Maris was CFO, Treasurer and Secretary of Market Transport, Ltd., a logistics and transportation provider based in Portland, Oregon. Prior to this he served as CFO and Vice President, Operations of Wholesome and Hearty Foods (“Garden Burger”), a food products manufacturer in Portland, and CFO and Treasurer of Crown Pacific, Ltd., a forest resources and manufacturing concern in Portland. Earlier in his career, Maris was a division treasurer and financial manager for AMFAC, Inc. of Honolulu, Hawaii. He began his career at Touche Ross and Company becoming senior auditor and audit supervisor. He holds a B.A. Degree from the University of Oregon.

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

(c)  Compliance with section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s directors, executive officers, and beneficial owners of more than 10% of a registered class of the Company’s equity securities, (collectively “Insiders”) to file reports with the SEC and the National Association of Securities Dealers, Inc. disclosing direct and indirect ownership of Common Stock and other equity securities of the Company and reports of changes in such ownership. Insiders are required by SEC regulation to provide the Company with copies of all Section 16(a) forms filed with the SEC. Based solely on review of copies of Section 16(a) reports received by the Company, and written representations that no other reports were required by the SEC, the Company believes Insiders have complied with all Section 16(a) filing requirements for the fiscal year ended March 31, 2007.

(d)  We have adopted the Cyanotech Code of Ethics for Chief Executive Officer and Senior Financial Officers (the “Code of Ethics”) included in our Code of Conduct. Our Code of Conduct and Ethics is publicly available on our website at www.cyanotech.com. If we make any substantive amendments to or grant any waivers from such Code relating to our Chief Executive Officer, Chief Financial Officer or Controller, we will disclose the nature of such amendment in a report on Form 8-K and amend the website disclosure.

Item 11. Executive Compensation

The following table sets forth the compensation paid or accrued by the Company to the Chief Executive Officer and all executive officers of the Company who earned more than $100,000 for services rendered in all capacities to the Company (hereinafter referred to as the “named executive officers”) for the fiscal years ended March 31, 2007, 2006, and 2005.

SUMMARY COMPENSATION TABLE

	ANNUAL COMPENSATION
Name And Principal Position	Fiscal Year	Salary	Bonus	Option Awards(1)	Total
Gerald R. Cysewski,	2007	$130,000	—	—	$130,000
Chairman of the Board, President and	2006	$130,048	—	—	$130,048
Chief Executive Officer	2005	$121,731	$20,000	—	$141,731
William R. Maris	2007	$104,616	—	—	$104,616
Chief Financial Officer and Vice	2006	$23,077	—	—	$23,077
President of Finance and Administration	2005	—	—	—	—
Robert J. Capelli	2007	$101,738	—	—	$101,738
Vice President of Sales	2006	$107,462	—	—	$107,462
	2005	$98,965	$5,000	—	$103,965

(1)          Expense recognized in the Company’s financial statements. There were no stock option awards during fiscal 2007, which is the fiscal year the Company adopted SFAS No. 123R, which requires compensation expense to be recorded in the Company’s financial statements.

OPTION GRANTS IN LAST FISCAL YEAR

The Company granted no stock options under the 2005 Stock Option Plan for the fiscal year ended March 31, 2007.

FISCAL YEAR-END OPTION VALUES

a. The following table provides information with respect to the named executive officers concerning the number and value of unexercised options held at year end. No SARs have been granted under the Company’s 2005 Stock Plan.

	Shares Acquired on Exercise	Value Realized	Number of Shares of Common Stock Underlying Unexercised Options at FY-End (#)		Value of Unexercised In-The-Money Options at FY-End ($)(1)
Name	(#)	($)	Exercisable(4)	Unexercisable	Exercisable	Unexercisable
Gerald R. Cysewski(2)	0	$0	7,875(2)	—	$—	$—
Robert J. Capelli(2)	0	$0	5,500(2)	—	$—	$—
William R. Maris(3)	0	$0	5,000(3)	—	$—	$—

(1)          Refers to the Market value of shares covered by in-the-money options on March 31, 2007 which was $1.64, less the option exercise price. Options are not in-the-money if the market value of the shares covered thereby is less than the option exercise price, which was so at the fiscal year ended March 31, 2007.

(2)          Options which remain exercisable granted under 1995 Stock Plan.

(3)          Options which are exercisable granted under 2005 Stock Plan. The options were granted under the Company’s 2005 Stock Plan on January 2, 2006, and were exercisable in four equal and cumulative annual installments over the optionee’s period of service with the Company, beginning one year after the grant date. The option has a term of five years.

(4)          As reported in the Company’s 10-K filed June 28, 2006, on March 23, 2006, in response to SFAS No. 123(R), the Compensation and Stock Option Committee of the Company’s Board of Directors approved accelerating the vesting of all outstanding unvested employee incentive stock options under the provisions of APB Opinion No. 25, and related interpretations. Options held by non-employees and directors were not included in the vesting acceleration since all such options were already fully vested. The decision to accelerate vesting of all outstanding unvested employee incentive stock options was made to avoid recognizing, pursuant to the Company’s April 1, 2006 adoption of SFAS No. 123(R), the non-cash compensation cost related to unvested Employee Incentive Stock Options. These options would otherwise have been unvested as of March 31, 2007 and would have been reflected as a non-cash expense in future statements of operations.

Due to the Company’s having fewer than 100 employees, it was deemed prudent to accelerate the vesting of all outstanding employee incentive stock options including those shown above. This resulted in the company recognizing non-cash compensation expense of approximately $10,000 for the year ended March 31, 2006, representing the estimated benefit of accelerated vesting for those unvested incentive options with exercise prices less than the fair market value of the Company’s stock on March 23, 2006. It is estimated that the total future compensation expense that will be avoided in future years is approximately $78,000, before tax, based on the March 23, 2006 acceleration date. The foregoing amount would have primarily impacted fiscal years ending March 31, 2007 through March 31, 2009.

COMPENSATION DISCUSSION AND ANALYSIS

b.     The Compensation and Stock Option Committee reviewed and discussed with senior management the Compensation Discussion and Analysis that follows. Based on that review and discussion, the Committee recommended and the Board of Directors concurred, that the Compensation Discussion and Analysis be included in this Form 10-K.

Cyanotech Corporation
Compensation and Stock Option Committee
John C. Waldron, Chairman
Paul C. Yuen, Member

Compensation Discussion and Analysis

Who is responsible for determining appropriate executive compensation?

The Compensation Committee has the responsibility for recommending the total compensation program for the Company and its subsidiaries, subject to the approval of the Board. This includes determining the compensation for the Cyanotech Corporation Named Executive Officers (“NEO’s”) (the individuals named in the Summary Compensation Table herein: (1) Gerald R. Cysewski, PhD, Chairman, President and Chief Executive Officer of the Company; (2) William R. Maris, Chief Financial Officer, Vice President-Finance and Administration, Secretary and Treasurer of the Company; and (3) Robert J. Capelli, Vice President-Sales of the Company;

What are the objectives of the Company’s compensation programs?

The goals of the compensation program are to align compensation with business objectives and performance, and to enable the Company to attract, motivate and retain executives of outstanding ability, potential and drive commensurate with the size and development requirements of the Company. Key components include:

•       The Company pays competitively with comparable small companies with which the Company competes for talent. To ensure that pay is competitive, the Company compares its pay practices with these companies and sets its pay parameters based in part on this review.

•       The Company maintains annual incentive opportunities sufficient to provide motivation to achieve specific operating goals and to generate rewards that being total compensation to competitive levels.

•       The Company provides stock options for executive officers to ensure that they are motivated over the long term to respond to the Company’s business challenges.

The Compensation Committee endeavors to balance Company needs and values with the employees’ needs and believes that it is important that the Committee maintain this relationship.

What are the compensation programs designed to reward?

The Company’s compensation programs are designed to recognize and reward Company annual and long-term performance and individual performance that enhance shareholder value. To that end:

•       Company Performance.   The Compensation Committee considers each executive’s overall contribution to the Company’s long-term and short-term results and projections in relation to the Company goal of achieving sustainable profitability from sales of its products.

•       Individual Performance.   The Compensation Committee has not established specific individual goals. The Company has a small executive team of talented individuals with clear divisions of responsibility for achieving the Company’s goals. The Compensation Committee evaluates the Chief Executive Officer as a committee, or in conjunction with the other independent members of the Board of Directors (as determined by the full Board). That evaluation entails a review of the Chief Executive Officer’s performance and progress towards achieving sustainable profitability through improved long-term and short-term results attributable to the Chief Executive Officer. The Compensation Committee or the full Board (excluding the Chief Executive Officer) acting with the Committee or upon its recommendations also considers relative shareholder return over the same period and chief executive compensation for similar-sized companies with similar results within the relevant geographic and industry area. For other NEO’s, the Compensation Committee considers a performance assessment and base salary recommendation from the Chief Executive Officer. The performance evaluations of these executives are based on an overall assessment of each executive’s contribution to the Company’s long-term and short-term results and projections in relation to the Company goal of achieving sustainable profitability from sales of its products. The compensation for the Vice President-Sales includes a direct commission-based component.

What are the elements of executive compensation?

The elements of the Company’s executive compensation include:

•       Base salary and bonus, if awarded.

•       Incentive stock option grants.

How is base salary determined?

The base salaries of the executive officers are determined initially on the basis of one or more salary surveys conducted by third parties as well as surveys of biopharmaceutical companies both nationally and more specifically in the Western United States obtained from public information such as filings with the Securities and Exchange Commission. Based on such surveys, the executive officers’ salaries are set within the ranges of the surveys targeted at the median; the exact level is determined after the Committee considers the experience and capability of the executive officer, the level of responsibility and the needs of the Company.

What were the base salary increases for 2007?

None, because the Company incurred a loss in operations.

Are bonuses paid to executive officers?

The Committee believes that, as a general rule, annual compensation in excess of base salaries should be dependent on the employee’s performance and the Company’s performance, and should be awarded based on recommendations of the Committee, and in the discretion of the Board. Accordingly, at the beginning of a fiscal year, the Committee may adopt an incentive plan for executive officers and other key management personnel under which executive officers and other key management personnel may earn bonuses, provided the Company achieves or exceeds the pre-tax net income goal established for the year.

The net income goal is established in part on the basis of an annual operating plan developed by management and approved by the Board of Directors. The annual operating plan is designed to maximize profitability, within the constraints of economic and competitive conditions, some of which are outside the control of the Company, and is developed on the basis of: (i) the Company’s performance in the prior year; (ii) estimates of sales revenue for the plan year based upon recent market conditions and trends and other factors which, based on historical experience, are expected to affect the level of sales that can be achieved; (iii) historical operating cost and cost savings that management believes can be achieved; and (iv) competitive conditions faced by the Company. Taking all of these factors into account, as part of the operating plan, bonus awards are determined and fixed at what is believed to be a realistic level so as to make the incentives meaningful to executives and to avoid penalizing executives and other key management personnel for conditions outside of their control.

In certain instances, bonuses may be awarded not only on the basis of the Company’s overall profitability, but also on the achievement by an executive of specific objectives within his or her area of responsibility. For example, a bonus may be awarded for an executive’s efforts in achieving greater than anticipated cost savings, or establishing new or expanded markets for the Company’s products. Typically, the maximum bonus that may be awarded for achievement of specific objectives is determined at the beginning of the year to provide the requisite incentive for such performance.

As a result of such performance-based criteria, executive compensation, and the proportion of each executive’s total cash compensation that is represented by incentive or bonus income, may increase in those years in which the Company achieves the anticipated level of growth and profitability. On the other hand, in years in which the Company experiences less than anticipated growth, bonuses and total executive compensation should be lower or not awarded. No bonuses were paid during or for fiscal years 2006 or 2007.

What is the Company’s incentive stock option program?

The 2005 Stock Option Plan (“Plan”) rewards select executives and key employees as an incentive for them to join or remain in the service of the Company. The Stock Option and Compensation Committee administers the Plan

How does the Company award stock option grants?

The Committee generally intends to make stock option grants on an annual basis. Each grant is designed to align the interests of the executive officers with those of the stockholders and provide each individual with a significant incentive to manage the Company from the perspective of an owner with an equity stake in the business. Each grant generally allows the executive officer to acquire shares of the Company’s Common Stock at a fixed price per share (usually the market price on the date of grant) over a specified period of time (up to 10 years), thus providing a return to the executive officer only if he or she remains in the employ of the Company and the market price of the shares appreciate over the option term. The size of the option grant to each executive officer generally is set at a level that is intended to create a meaningful opportunity for stock ownership based upon the individual’s current position with the Company, but also taken into account are the size of comparable awards made to individuals in similar positions in the industry as reflected in external surveys, the individual’s potential for future responsibility and promotion over the option term, the individual’s personal performance in recent periods and the number of options held by the individual at the time of grant. Generally, as an executive officer’s level of responsibility increases, a greater portion of his or her total compensation will be dependent upon Company performance and stock price appreciation rather than base salary. The relative weight given to these factors varies with each individual, in the sole discretion of the Committee.

What perquisites and other personal benefits do executive officers have?

None.

Do executive officers have change-in-control agreements?

No, however provisions contained in the 2005 Stock Option Plan concerning acceleration of stock options when a Corporate transaction, as defined in such Plan occurs, unless the option is assumed or replaced by the successor corporation with a comparable option or cash incentive program.

How was the Chief Executive Officer’s compensation determined last fiscal year?

The compensation payable to Dr. Cysewski, the Company’s Chief Executive Officer in fiscal 2007, was determined by the Committee. Dr. Cysewski’s base salary was set at a level which the Board felt would be competitive with the base salary levels in effect for chief executive officers at similarly-sized companies within the industry. Based on Dr. Cysewski’s performance and on the compensation policy summarized in this report, the Compensation Committee decided that Dr. Cysewski’s salary would remain at its 2006 level of $130,000.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of the Company’s Common Stock as of July 30, 2007 by (i) each person who is known by the Company to own beneficially more than 5% of the outstanding shares of the Common Stock of the Company and Common Stock equivalents, (ii) each of the Company’s executive officers named in the Summary Compensation Table appearing herein, (iii) each director and (iv) all directors and executive officers named in the Summary Compensation Table appearing herein as a group. The following table sets forth what such persons’ beneficial security ownership position would be assuming the exercise of all outstanding stock options and warrants, exercisable on July 30, 2007 or within 60 days of such date. All shares shown are subject to the named person’s sole voting and investment power except as noted below.

Name	Shares Beneficially Owned		Approximate Percent Owned
Gerald R. Cysewski(1)	121,527	(2)	2.3%
Robert J. Capelli(1)	5,500	(3)	*
Michael A. Davis(1)	868,269	(4)(5)	16.6%
Gregg W. Robertson(1)	2,375	(6)	*
William R. Maris(1)	5,000	(7)	*
David I. Rosenthal(1)	3,250	(8)	*
John T. Waldron(1)	13,488	(9)	*
Paul C. Yuen(1)	10,200		*
All directors and executive officers as a group (8 persons)	1,029,609	(10)	19.7%

                 * Less than 1.0%

       (1) Address is c/o Cyanotech Corporation, 73-4460 Queen Kaahumanu Hwy., Suite 102, Kailua Kona, HI 96740.

       (2) Includes options for 7,875 shares of Common Stock.

       (3) Includes options for 5,500 shares of Common Stock

       (4) Includes 80,500 shares over which Mr. Davis holds sole voting and investment power. Also includes 787,019 shares over which Mr. Davis holds shared voting and investment power, including 31,250 shares held by Mr. Davis’ spouse, Janet J. Johnstone (“Johnstone”); 175,000 shares held by the Skywords Family Foundation, a charitable foundation of which Mr. Davis and Johnstone are the sole directors; 100,000 shares held by trusts for the benefit of Mr. Davis’ and Johnstone’s minor children for which Mr. Davis is a co-trustee; and 480,769 shares held by the Michael Arlen Davis Charitable Lead Annuity Trust of which Mr. Davis is a co-trustee.

       (5) Includes options for 750 shares of Common Stock held by a trust for the benefit of Mr. Davis, Johnstone & Mr. Davis’ descendents, of which Mr. Davis is a trustee.

       (6) Includes options for 1,000 shares of Common Stock.

       (7) Includes options for 5,000 shares of Common Stock.

       (8) Includes options for 750 shares of Common Stock.

       (9) Includes options for 750 shares of Common Stock.

(10) Includes options for 21,625 shares of Common Stock.

Item 13. Certain Relationships and Related Transactions

Not applicable.

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by KPMG LLP, our independent registered public accounting firm, for professional services rendered for the audit of the Company’s annual financial statements and timely quarterly reviews for the fiscal year ended March 31, 2007 and 2006 were $361,600 and $162,700, respectively.

Audit Related Fees

There were no audit related fees billed by KPMG LLP for the fiscal years ended March 31, 2007 and 2006.

Tax Fees

The aggregate fees billed by KPMG LLP for tax services rendered to the Company, for the fiscal years ended March 31, 2007 and 2006, were $4,800 and $7,600, respectively.

All Other Fees

There were no other fees billed by KPMG LLP for the fiscal years ended March 31, 2007 and 2006.

The Audit Committee has considered and does not believe the provision of all other services by the Company’s registered public accounting firm is incompatible with maintaining KPMG LLP’s independence. See “Report of the Audit Committee.”

PART IV

Item 15. Financial Statement Schedules and Exhibits

(a)   Financial Statements and Schedules

•        The following Financial Statements of Cyanotech Corporation and subsidiaries and the Report of Independent Registered Public Accounting Firm are included in Item 8 of this report:

•        The following financial statement schedule is included in this report on the pages indicated below:

Schedule II—Valuation and Qualifying Accounts	67
Report of Independent Registered Public Accounting Firm	68

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
3.2

Certificate of Amendment to Restated Articles of Incorporation effective September 1, 2004 (Incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K filed April 2, 2007, File No. 0-14602)

3.3

Certificate of Change to Restated Articles of Incorporation effective November 3, 2006 (Incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K filed March 20, 2007, File No. 0-14602)

3.4	Amended Bylaws (Incorporated by reference to Exhibit 3.3 to the Company’s Report on Form 8-K filed April 2, 2007, File No. 0-14602)
4.1*	Specimen Common Stock
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
10.6

2004 Independent Director Stock Option and Restricted Stock Grant Plan for Cyanotech Corporation dated August 16, 2004 (Incorporated by reference as Exhibit D to the Company’s definitive Proxy Statement filed July 2, 2004, File No. 0-14602)

14.1

Amended Code of Ethics for Chief Executive Officer and Senior Financial Officers, which is included in the Code of Conduct and Ethics. (Incorporated by reference to Exhibit 99.2 to the Company’s Report on Form 8-K filed on December 19, 2005, and by reference and attachment to the Company’s Internet address www.cyanotech.com.)

21.1	Subsidiaries of the Company (Incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2003, File No. 0-14602)
23.1*	Consent of Independent Registered Public Accounting Firm signed August 15, 2007.
24.1*	Power of attorney David I. Rosenthal
24.2*	Power of attorney Paul C. Yuen
24.3*	Power of attorney Michael A. Davis

24.4*	Power of attorney Gregg W. Robertson
24.5*	Power of attorney John T. Waldron
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of August 15, 2007.
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of August 15, 2007.
32.1*	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed as of August 15, 2007.
32.2*	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed as of August 15, 2007.

*                    Included herewith. Other exhibits were filed as shown above.

Schedule II

Cyanotech Corporation and Subsidiaries
Valuation and Qualifying Accounts

Years Ended March 31, 2007, 2006 and 2005
(In Thousands)

		Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other		End of
Description	of Year	Expense	Accounts	Deductions	Year
Allowance for Doubtful Receivables:
2007	$25	$12	$—	$14	$23
2006	$46	$(8)	$—	$13	$25
2005	$96	$31	$—	$81	$46

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Cyanotech Corporation:

Under date of August 15, 2007, we reported on the consolidated balance sheets of Cyanotech Corporation and subsidiaries (the Company) as of March 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended March 31, 2007, which are included in the Company’s March 31, 2007 annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in Item 15(a)(2). The financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective April 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share Based Payment.

/s/ KPMG LLP

Honolulu, Hawaii

August 15, 2007

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of August, 2007.

Cyanotech Corporation
By:	/s/ Gerald R. Cysewski, Ph. D.
Gerald R. Cysewski, Ph. D.
Chairman of the Board, President
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ Gerald R. Cysewski, Ph. D.	Chairman of the Board, President	August 15, 2007
Gerald R. Cysewski, Ph. D.	and Chief Executive Officer (Principal
Executive Officer and Director)
/s/ William R. Maris	Chief Financial Officer, Vice President—	August 15, 2007
William R. Maris	Finance and Administration, Secretary
and Treasurer
/s/ William R. Maris*	Director	August 15, 2007
David I. Rosenthal
/s/ William R. Maris*	Director	August 15, 2007
Paul C. Yuen
/s/ William R. Maris*	Director	August 15, 2007
Michael A. Davis
/s/ William R. Maris*	Director	August 15, 2007
Gregg W. Robertson
/s/ William R. Maris*	Director	August 15, 2007
John T. Waldron

*                    By Power of Attorney.