Form 10-Q
period 2007-06-30
CYANOTECH CORP
filed 2007-09-21
CIK 768408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period                          to

Commission File Number 0-14602

CYANOTECH CORPORATION

(Exact name of registrant as specified in its charter)

NEVADA	91-1206026
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification Number)

73-4460 Queen Kaahumanu Hwy. #102, Kailua-Kona, HI  96740
(Address of principal executive offices)

(808) 326-1353
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐    No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer  ☐                    Accelerated filer  ☐                    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

The number of shares outstanding of the Registrant’s Common Stock, $.02 par value, as of September 21, 2007 was 5,233,520.

CYANOTECH CORPORATION

FORM 10-Q

Discussion of Forward-Looking Statements:

Important Notice to Investors: Statements made in this report that relate to future plans, events, liquidity, financial results or performance including statements relating to cash flows and liquidity, as well as estimated unrecognized compensation expense, projected capital expenditures, and future contractual obligations, are forward-looking statements as defined under the Private Securities Litigation Reform Act of 1995.  These statements are based upon current information and expectations.  Actual results may differ materially from those anticipated as a result of certain risks and uncertainties, including delays, difficulties, changed strategies, or unanticipated factors affecting the implementation of the Company’s gross margin, as well as the general risks and uncertainties applicable to the Company and its business.  For details concerning these and other risks and uncertainties, see Part I, Item IA, “Risk Factors” of our most recent Form 10-K as well as the Company’s other reports subsequently filed with the Securities and Exchange Commission from time to time.  Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  The Company undertakes no obligation to update forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Investors should also be aware that while the Company from time to time does communicate with securities analysts, it is against the Company’s policy to disclose to them any material non-public information or other confidential commercial information.  Furthermore, the Company has a policy against distributing or confirming financial forecasts or projections issued by analysts and any reports issued by such analysts are not the responsibility of the Company.  Investors should not assume that the Company agrees with any report issued by any analyst or with any statements, projections, forecasts or opinions contained in any such report.

CYANOTECH CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in thousands except per share amounts)

	June 30, 2007	March 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$733	$1,444
Accounts receivable, net of allowance for doubtful accounts of $23	1,681	1,587
Inventories	1,692	1,593
Prepaid expenses and other	63	141
Total current assets	4,169	4,765

Equipment and leasehold improvements, net	4,590	4,701
Other assets	433	440
Total assets	$9,192	$9,906

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$405	$398
Accounts payable	354	616
Accrued expenses	420	390
Total current liabilities	1,179	1,404

Long-term debt, excluding current maturities	890	992
Total liabilities	2,069	2,396

Stockholders’ equity: (see Note 3)
Common stock of $0.02 par value, shares authorized 7,500,000; 5,233,520 shares issued and outstanding at June 30, 2007 and March 31, 2007	105	105
Additional paid-in capital	27,333	27,333
Accumulated other comprehensive income (loss) - foreign currency translation adjustments	(13)	(8)
Accumulated deficit	(20,302)	(19,920)
Total stockholders’ equity	7,123	7,510

Total liabilities and stockholders’ equity	$9,192	$9,906

See accompanying Notes to Consolidated Condensed Financial Statements.

CYANOTECH CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,
	2007	2006

NET SALES	$2,583	$2,444
COST OF PRODUCT SALES	1,837	1,973
Gross Profit	746	471

OPERATING EXPENSES:
Research and development	47	30
Sales and marketing	368	290
General and administrative	672	462
Total operating expenses	1,087	782

Loss from operations	(341)	(311)

OTHER INCOME (EXPENSE):
Interest income	11	9
Interest expense	(41)	(47)
Other expense, net	(1)	—
Total other expense, net	(31)	(38)

Loss before income taxes	(372)	(349)

INCOME TAX EXPENSE (BENEFIT)	10	(2)

NET LOSS	$(382)	$(347)

NET LOSS PER SHARE:
Basic	$(0.07)	$(0.07)
Diluted	$(0.07)	$(0.07)

SHARES USED IN CALCULATION OF NET LOSS PER SHARE:
Basic	5,234	5,232
Diluted	5,234	5,232

COMPREHENSIVE INCOME (LOSS):
Net Loss	$(382)	$(347)
Other comprehensive income (loss)	(5)	2
	$(387)	$(345)

See accompanying Notes to Consolidated Condensed Financial Statements.

CYANOTECH CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended June 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(382)	$(347)
Adjustment to reconcile net loss to cash provided by (used in) operating activities:
Depreciation	147	335
Amortization of debt issue costs and other assets	9	9
Provision for allowance for doubtful accounts	—	4
Net (increase) decrease in assets:
Accounts receivable	(94)	408
Inventories	(99)	(159)
Prepaid expenses and other assets	71	55
Net increase (decrease) in liabilities:
Accounts payable	(262)	123
Accrued expenses	30	(69)
Net cash provided by (used in) operating activities	(580)	359

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in equipment and leasehold improvements	(36)	(55)

CASH FLOWS FROM FINANCING ACTIVITES:
Proceeds from exercise of stock options	—	3
Principal payments on long-term debt	(95)	(87)

Net cash used in financing activities	(95)	(84)

Net increase (decrease) in cash and cash equivalents	(711)	220
Cash and cash equivalents at beginning of period	1,444	1,835
Cash and cash equivalents at end of period	$733	$2,055

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$33	$40
Income taxes	$2	$1

See accompanying Notes to Consolidated Condensed Financial Statements.

CYANOTECH CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

As of June 30, 2007

(Unaudited)

1.  BASIS OF PRESENTATION

The accompanying consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  These consolidated financial statements and notes should be read in conjunction with the Company’s consolidated financial statements contained in the Company’s report on Form 10-K for the year ended March 31, 2007 filed on August 16, 2007.

The accompanying consolidated financial statements include the accounts of Cyanotech Corporation and its wholly owned subsidiaries, Nutrex Hawaii, Inc. (“Nutrex Hawaii” or “Nutrex”) and Cyanotech Japan YK (“Cyanotech Japan” or “CJYK”). All significant intercompany balances and transactions have been eliminated in consolidation.  See further information in Note 9, Subsequent Event.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates and assumptions.

2.  INCOME TAXES

The Company is subject to taxation in the United States, Japan, and two state jurisdictions.  The preparation of these tax returns requires the Company to interpret the applicable tax laws and regulations in effect in such jurisdictions, which could affect the amount of tax paid by the Company. The Company, in consultation with its tax advisors, bases its tax returns on interpretations that are believed to be reasonable under the circumstances. The tax returns, however, are subject to routine reviews by the various taxing authorities in the jurisdictions in which the Company files its returns.  As part of these reviews, a taxing authority may disagree with respect to the tax positions taken by the Company (“uncertain tax positions”) and therefore require the Company to pay additional taxes. As required under applicable accounting rules, the Company evaluates the requirement for additional tax accruals, but for the quarter ended June 30, 2007, no accrual was booked from this evaluation of potential additional tax liability, including interest and penalties, which the Company could incur as a result of the ultimate resolution of its uncertain tax positions.  The Company reviews and updates the accrual for uncertain tax positions as more definitive information becomes available from taxing authorities, completion of tax audits, expiration of statute of limitations, or upon occurrence of other events.

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109”. This interpretation prescribes a “more-likely-than-not” recognition threshold and measurement attribute (the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement with tax authorities) for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN No. 48 on April 1, 2007.

As a result of the implementation of FIN 48, the Company did not recognize a liability for unrecognized tax benefits, and accordingly, was not required to record any cumulative effect adjustment to beginning of year retained earnings.  As of both the date of adoption and June 30, 2007, there was no significant liability for income tax associated with unrecognized tax benefits.

The Company recognizes interest accrued related to unrecognized tax benefits as well as any related penalties in interest income or expense in its condensed consolidated statements of operations, which is consistent with the recognition of these items in prior reporting periods.  As of the date of adoption, the Company was not required to have an accrual for the payment of interest and penalties.  No accrual for interest and penalties related to uncertain tax positions was required during the quarter ended June 30, 2007.

The Company is subject to taxation in the United States, Japan, and two state jurisdictions.  With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examination by tax authorities for tax years before 2001.

3.  SHARE-BASED COMPENSATION

Effective April 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standard No. 123(R) (“SFAS No. 123R”), “Share-Based Payment,” for its share-based compensation plans, which is a revision of Statement of Financial Accounting Standard No. 123 “Accounting for Stock-Based Compensation”.  On March 29, 2005, the SEC staff issued Staff Accounting Bulletin No. 107, “Share-Based Payment” (SAB No. 107), which expressed the SEC staff’s views on SFAS No. 123R, but did not modify any of SFAS No. 123R’s provisions.   SFAS No. 123R requires an entity to measure the cost of employee services received in exchange for an award.  If an award vests or becomes exercisable based on the achievement of a condition other than service, performance or market condition, the award is liability-classified.   Liability-classified awards are remeasured to fair value at each balance sheet date until the award is settled.  Equity-classified awards, including grants of employee stock options, are measured at the grant-date fair value of the award and are not subsequently remeasured.  The cost of equity-classified awards is recognized in the income statement over the period during which an employee is required to provide the service in exchange for the award.   In the Company’s case, all of the Company’s stock options are performance based awards and because the Company’s future employee incentive stock options are expected to be “plain vanilla” as defined by the SEC in Staff Accounting Bulletin No. 107, they will be reflected only in Equity and Compensation Expense accounts.

Stock Options

As of June 30, 2007, the Company had the following two shareholder approved stock plans under which shares were available for equity-based awards: the 2005 Stock Option Plan (the “2005 Plan”) wherein 200,000 shares of common stock are reserved for issuance, and the plan terminates on August 21, 2015, and the Independent Director Stock Option and Stock Grant Plan (the “2004 Plan”) wherein 75,000 shares of common stock are reserved for issuance.  Under the 2005 Plan, eligible employees and certain independent consultants may be granted options to purchase shares of the Company’s Stock. The shares issuable under the 2005 Plan will either be shares of the Company’s authorized but previously unissued common stock or shares reacquired by the Company, including shares purchased on the open market.  As of June 30, 2007, 195,000 options remained available for grant under the 2005 Plan.  Concurrent with the 2005 Plan approval on August 22, 2005, the 1995 Stock Option Plan was terminated except for the outstanding options issued thereunder.  Under the 2004 Plan, upon election to the Board of Directors, a newly elected non-employee director is granted a ten-year option to purchase 1,000 shares of the Company’s common stock at a fair market value on the date of grant.  All such options are granted at fair market value on the date of grant.  Options granted vest and become exercisable six months from the date of grant.  In addition, on the date of each Annual Meeting of Stockholders, each non-employee director continuing in office is automatically granted, without payment, 875 shares of common stock, non-transferable for six months following the date of grant.  As of June 30, 2007, 70,250 options remained available for grant under the 2004 Plan.  Concurrent with the 2004 Plan approval on August 16, 2004, the 1994 Non-Employee Director Stock Option and Stock Grant Plan was terminated except for the outstanding options issued thereunder.

The following table presents shares authorized, available for future grant and outstanding under each of the Company’s plans:

	As of June 30, 2007
	Authorized	Available	Outstanding
	(In thousands)
2005 Plan	200,000	195,000	5,000
2004 Plan	75,000	70,250	1,000
1995 Plan	—	—	74,422
1994 Plan	—	—	3,750
Total	275,000	265,250	84,172

All stock option grants made under the 2005 Plan and the 2004 Directors Plan are made at exercise prices no less than the Company’s closing stock price on the date of grant. Options under the 2005 Plan are granted, and are vested and exercisable as determined by the Board of Directors or the Stock Option and Compensation Committee of the Board in accordance with the provisions of the 2005 Stock Option Plan.  Discussion relative to option granting, vesting, exercising, and other conditions are set forth in a Stock Option Agreement evidencing each grant. No option can have a life in excess of ten (10) years.  The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model. The model will use various assumptions, including a risk-free interest rate, the expected term of the options, the expected stock price volatility over the expected term of the options, and the expected dividend yield. Compensation expense for employee stock options will be recognized ratably over the vesting term.   There were no stock options granted during the quarter ended June 30, 2007 or fiscal 2007, thus the average fair value assumptions used in the valuation of stock option grants are not disclosed until the time of such grants.

As of June 30, 2007, total unrecognized stock-based compensation expense related to unvested stock options was $2,489 which is expected to be expensed over a weighted-average period of 2.13 years.

Activity for stock options during the periods indicated was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Average Intrinsic Value
Balance at March 31, 2007	84,172	$3.86	1.77	$324,904
Granted	—	—
Exercised	—	—
Expired	—	—
Forfeited	—	—
Balance at June 30, 2007	84,172	$3.86	1.52	$324,904

The following table summarizes the weighted average characteristics of outstanding stock options as of June 30, 2007:

	Outstanding Options			Exercisable Options
Range of	Number	Remainin[g]	Weighted	Number of	Weighted
Exercise Prices	of Shares	Life (Years)	Average Price	Shares	Avera[g]e Price
$ 1.84 - $ 2.60	50,944	1.19	$2.18	50,944	$2.18
$ 4.20 - $ 6.50	26,978	2.32	4.51	26,412	4.51
$14.75 - $14.75	6,250	0.79	14.75	6,250	14.75
Total stock options	84,172		3.86	83,606	3.86

Warrants

The Company had issued warrants which allow the warrant holders rights to acquire an equivalent number of shares of common stock at a stated exercise price. Warrants outstanding during the periods indicated were as follows:

Warrants issued in connection with:	Term Loan
Grant date:	April 2000
Expiration date:	April 2011
Exercise price:	$10.20

Balance at March 31, 2007	5,000
Exercises	—
Expired	—
Balance at June 30, 2007	5,000

See Form 10-K, Note 5 to the Consolidated Financial Statements for the year ended March 31, 2007 for further discussion relative to warrants issued in connection with the Term Loan agreement.

 4.  INVENTORIES

Inventories are stated at the lower of cost or market.  Cost is determined using the first-in, first-out (FIFO) method.  Market is defined as sales price less cost to dispose and a normal profit margin.    Inventories consist of the following:

	June 30, 2007	March 31, 2007
	(in thousands)
Raw materials	$165	$246
Work in process	195	281
Finished goods	1,219	929
Supplies	113	137
	$1,692	$1,593

 The Company adopted SFAS No. 151 effective April 1, 2006. In accordance with SFAS No. 151, fixed production related costs of approximately $23,000 and $36,000 were not inventoried for the quarter ended June 30, 2007 and June 30, 2006 respectively, due to production below normal capacity.

5.  EQUIPMENT, LEASEHOLD IMPROVEMENTS AND LONG-LIVED ASSETS

Equipment and leasehold improvements are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives for equipment and furniture and fixtures, or the shorter of the land lease term or estimated useful lives for leasehold improvements as follows:

Equipment	3 to 10 years
Furniture and fixtures	7 years
Leasehold improvements	10 to 20 years

 Equipment and leasehold improvements consist of the following:

	June 30, 2007	March 31, 2007
	(in thousands)
Equipment	$6,298	$6,257
Leasehold improvements	7,350	7,335
Furniture and fixtures	87	87
	13,735	13,679
Less accumulated depreciation & amortization	(9,257)	(9,110)
Construction in-progress	112	132
Equipment and leasehold improvements, net	$4,590	$4,701

At March 31, 2007, the above equipment, leasehold improvements, accumulated depreciation and construction in-progress amounts were reduced by a net $4.5 million charge resulting from management’s analysis under SFAS No. 144, as discussed in Note 3 to the Consolidated Financial Statements of Form 10-K for the year ended March 31, 2007.

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Upon such an occurrence, recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows to which the assets relate, to the carrying amount. If the asset is determined to be unable to recover its carrying value, then the carrying value of the long-lived assets are compared to the asset’s fair value. The Company has determined fair value based upon present values of expected future cash flows.  The Company’s SFAS No. 144 analysis for the quarter ended June 30, 2007, resulted in no production asset impairment charge.

6.   TERM LOAN AGREEMENT COVENANTS WAIVER

The Company’s long-term debt consists of a Term Loan Agreement (“Term Loan”) with a lender providing for $3.5 million in aggregate credit facilities, secured by the Company’s assets.  The Term Loan contains restrictive covenants.  The Company obtained a waiver of the debt covenants as related to the untimely submission of its quarterly financial statements for the quarter ended June, 30, 2007.

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

Reconciliations between the numerator and the denominator of the basic and diluted earnings per share computations for the three months ended June 30, 2007 and June 30, 2006 are as follows:

	Three Months Ended June 30, 2007
	Net Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands)
Basic loss per share	$(382)	5,234	$(0.07)
Effect of dilutive securities –
Common stock options and warrants	—	—
Diluted loss per share	$(382)	5,234	$(0.07)

	Three Months Ended June 30, 2006
	Net Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands)
Basic loss per share	$(347)	5,232	$(0.07)
Effect of dilutive securities –
Common stock options and warrants	—	—
Diluted loss per share	$(347)	5,232	$(0.07)

 Basic and diluted earnings per share are the same in periods of a net loss, thus there is no effect of dilutive securities when a net loss is recorded.  There were approximately 84,000 and 115,000 securities excluded from the calculation of diluted loss per share because their effect was anti-dilutive for the three months ended June 30, 2007 and 2006, respectively.  They were anti-dilutive due to the exercise price being greater than the Company’s weighted-average stock price for the period.

8.  NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This new standard provides guidance for using fair value to measure assets and liabilities and information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings.  This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. SFAS No. 157 also expands financial statement disclosure requirements about a company’s use of fair value measurements, including the effect of such measures on earnings.  The provisions of SFAS No. 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007.  While the Company is currently evaluating the provisions of SFAS No. 157, the adoption is not expected to have a material impact on our consolidated financial position or results of operations.

In May 2007, the FASB issued FASB Staff Position (“FSP”) FIN 48-1 Definition of Settlement in FASB Interpretation No. 48 (FSP FIN 48-1). FSP FIN 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 is effective retroactively to January 1, 2007. The implementation of this standard did not have a material impact on our consolidated financial position or results of operations.

9.  SUBSEQUENT EVENT

On August 31, 2007, the Company discontinued all business activity of its wholly owned Japanese subsidiary, “CJYK.”  All aquaculture feed business in Japan was absorbed through the Company’s domestic operations.  “CJYK” will remain a registered Japanese corporation until November 30, 2007, at which time it will be dissolved.  All assets and liabilities were absorbed by the Company as of September 1, 2007, and no significant assets or liabilities existed except for cash of approximately $50,000.  CJYK was under no contractual obligations at August 31, 2007.  The Company made this decision due to declining sales of approximately 40% in each of the prior two fiscal years in addition to declining gross profit margins of 13% and 5% for fiscal 2007, and the quarter ended June 30, 2007, respectively.  “CJYK” sales for fiscal year 2007 and the quarter ended June 30, 2007, were $482,000 and $20,000, respectively.  We do not expect the dissolution of this subsidiary to have a significant impact on our consolidated financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report on Form 10-Q contains forward-looking statements regarding the future performance of Cyanotech and future events that involve risks and uncertainties that could cause actual results to differ materially from the statements contained herein. This document, and the other documents that the Company files from time to time with the Securities and Exchange Commission, such as its reports on Form 10-K, Form 10-K/A, Form 10-Q, Form 8-K, and its proxy materials, contain additional important factors that could cause actual results to differ from the Company’s current expectations and the forward-looking statements contained herein.

Overview

A comparison of selected consolidated statements of operations data as reported herein follows for the periods indicated.

	Three Months Ended	Three Months Ended
	June 30, 2007	June 30, 2006
Net sales:	(in thousands)		Chan[g]e
Spirulina products	$1,531	$1,540	(0.6)%
Natural astaxanthin products	997	876	13.8%
Other products	55	28	96.4%
	$2,583	$2,444	5.7%
Gross profit	$746	$471	63.1%
Loss from operations	$(341)	$(311)	(8.8)%
Net loss	$(382)	$(347)	(9.1)%

 Sales for the first quarter of fiscal 2008 ended June 30, 2007 increased from the comparable prior year period by $139,000 or 5.7% due primarily to increases in the number of units sold of BioAstin products.

Spirulina sales remained consistent decreasing 0.6% from the prior year period due to selling 9% more units coupled with a 9% decrease in average selling prices.

Natural astaxanthin product sales increased 13.8% from the comparable prior year period due to a 79% increase in sales of BioAstin, our human nutrition market product, coupled with a 90% decrease in sales of Naturose in the aquaculture market.  Our previous statements predicting that a shortfall in the Japan aquaculture market would persist have proven correct, thus we expect NatuRose fish feed astaxanthin product sales will not recover to previous levels during the current fiscal year.  As discussed in Note 9, the Company has discontinued all business activity of its wholly owned Japanese subsidiary, “CJYK”.  In addition, the Company is increasing focus on building market share in the human nutrition market with a major focus on differentiating BioAstin from lower quality offerings from competitors. The natural astaxanthin product line overall experienced a 31% average price decline with NatuRose prices down 9% coupled with a 90% decrease in units sold.  BioAstin prices decreased 29% with a 151% increase in units sold accounting for a $120,000 or 14% increase in all natural astaxanthin product sales.

Our gross profit margin as a percentage of sales increased to 29% for the three months ended June, 30, 2007 from 19% for the same period a year ago.  Sales for the first quarter of fiscal year 2008 increased 6% from the comparable prior year period, and costs of sales declined 7% for the same respective period.   For the three months ended June 30, 2007, variable production costs increased 2% primarily in chemical costs.  Approximately $23,000 and $36,000 of fixed production overhead cost was not inventoriable during the three months ended June 30, 2007 and June 30, 2006 respectively. In addition, approximately $30,000 and $118,000 of production costs were not inventoriable because such costs would have exceeded the market value for such inventory during the three months ended June 30, 2007 and 2006, respectively.  We expect that the Company’s gross profit margins during fiscal year 2008 will continue to be more than the margins reported for comparable prior year periods, and the Company is consistently researching methodology to ensure we obtain production at desired capacity and quality levels.

The net loss for the first quarter of fiscal 2008 increased $35,000 compared to the comparable quarter of fiscal 2007. The increase in net loss is primarily due to increased operating expenses of $305,000 offset partially by the increased gross profit of $275,000.

Results of Operations

First Quarter of Fiscal 2008 Compared to First Quarter of Fiscal 2007

Net sales for the first quarter of fiscal 2008 increased to $2,583,000, a 6% increase from the $2,444,000 reported for the comparable period a year ago.  Company sales of Spirulina products for the first quarter of fiscal 2008 were $1,531,000, which approximates the $1,540,000 generated in the first quarter of fiscal 2007.  As a percentage of sales, Spirulina declined to 59% of total sales in the first quarter of fiscal 2008, compared to 63% for the comparable period a year ago.  Natural astaxanthin product sales were $997,000 during the first quarter of 2008, a 14% increase from $876,000 in the first quarter of the prior year.  The natural astaxanthin product lines increased to 39% of total sales from 36% of total sales in the first quarter of fiscal 2007.  NatuRose sales decreased as a result of lower demand in the Japanese aquaculture market, and a lower emphasis on sales of this product line. The astaxanthin product line overall experienced an average 31% price decline with NatuRose prices down 9%. We feel that the Japan aquaculture market adapted to using less astaxanthin (including NatuRose) in favor of using less costly substitutes.  With the sales price constraints in the animal nutrition market coupled with rising production costs in labor, nutrient, utility and transportation, profit margins are being limited to the point that maintaining a profitable business in the animal nutrition market is becoming difficult.  Other products sales were $55,000 during the first quarter of fiscal 2008 and $28,000 during the first quarter of fiscal 2007, and represented 2% and 1% of sales in the respective periods.

International sales were 41% of total sales for the first quarter of fiscal 2008, compared to 54% a year ago.  Historically, our major customers (sales exceeding 10% of total sales) have been two distributors, one based in Europe and one in the United States.   For the three months ended June 30, 2007, our European distributor accounted for 11% of total sales as compared to 13% of total sales for the comparable period of fiscal 2007.   Sales to the United States distributor were less than 10% of total sales in each of the first quarters of fiscal years 2008 and 2007.

Gross profit, derived from net sales less the cost of product sales, includes the cost of materials, manufacturing overhead costs, direct labor costs and depreciation.  Gross profit for the three months ended June 30, 2007 was $746,000, with a gross profit margin percentage of 29%. This was a significant increase from gross profit of $471,000 and gross profit margin of 19% reported for the comparable prior year quarter.  Sales for the first quarter of fiscal year 2008 increased 6% from the comparable prior year period, costs of sales decreased 7% for the same respective period.   For the three months ended June 30, 2007, variable production costs increased 2% from the comparable prior year quarter primarily due to a 22% increase in chemical costs and an 8% increase in labor and taxes, offset partially by a 22% decrease in packaging, a 7% decrease in utilities, and a 7% decrease in overhead.   Chemical costs increased as a result of increased consumption of nutrients used to balance cultivation to established parameters. We expect gradual direct cost price increases to continue in all areas consistent with the local and national economy.  Pursuant to SFAS No. 151, approximately $23,000 and $36,000 of fixed production overhead cost was not inventoriable during the three months ended June 30, 2007 and June 30, 2006, due to production output below normal capacity.  In addition, approximately $30,000 and $118,000 of production costs was not inventoriable because such costs would have exceeded the market value for such inventory during the three months ended June 30, 2007 and 2006, respectively.

Operating expenses for the three months ended June 30, 2007 were 42% of sales or $1,087,000, compared to 32% of sales or $782,000 for the three months ended June 30, 2006.  The $305,000 increase in operating expenses in the three months ended June 30, 2007 as compared with the three months ended June 30, 2006, and the 10% increase as a percentage of sales were primarily the result of general and administrative expense increasing by $210,000 or 45%, coupled with an increase in sales and marketing expenses of $78,000 or 27%.  The increase in general and administrative expenses as a percentage of sales resulted primarily from increased accounting and auditing expense, contractual services and legal expenses incurred in conjunction with the filing of Form 10-K for the year ended March 31, 2007.

The Company periodically reviews the recoverability of the carrying value of long-lived assets using the methodology prescribed in Statement of Financial Accounting Standards (SFAS) No. 144.  This analysis resulted in an impairment charge of $4.5 million being recognized at March 31, 2007.  The determination of this impairment charge were the primary cause of the delayed filing of the fiscal 2007 Form 10-K.  Most of the accounting and auditing fees associated with the SFAS No. 144 impairment analysis will be included in general and administrative expense of the second quarter of the fiscal 2008 consolidated financial statements.  The Company expects that total operating expenses will increase in the second fiscal quarter due to the work on the Company’s Form 10-K filed on August 16, 2007, as well as for the late filing of its Form 10-Q for the first quarter ended June 30, 2007.  The related fees for accounting, auditing and contractual services comprise most of these costs.  Other increases were incurred in payroll expenses including sales commissions, and in advertising and promotional sales expenses.  Sales and marketing expenses increased 27% in the first quarter of fiscal 2008 over the prior year levels.  Whether sales and marketing expenses continue to increase over fiscal year 2007 levels in subsequent quarters will be based on customer demand and response and customer and market opportunities that may arise.  Increases in sales and marketing expenses may also become necessary as the Company seeks new markets and improved market share.  Research and development expense remained constant over both first quarter periods.  Research and development expenses may also increase as new opportunities arise.  However, the Company will continue to seek additional leverage from customer supported research where and as practicable. The Company expects overall operating expense spending will remain consistent with or moderately increase from fiscal 2007 levels after the exclusion of the previously mentioned non-cash impairment write-down and the SFAS No. 144 related costs.

By March 31, 2008 the Company is required to be in full compliance with the Sarbanes-Oxley Act and Rules issued thereunder by the Securities and Exchange Commission, including Section 404 Compliance Standards established by the Public Companies Accounting Oversight Board. The cost of attaining and maintaining such compliance could materially decrease reported net income or increase reported net losses in future periods.  Although the Company has previously taken steps toward what is generally referred to as Sarbanes-Oxley Act compliance, the process of preparing and filing the Company’s Form 10-K/A filed February 14, 2007 and subsequent delayed filings of the Company’s Form 10-K and Forms 10-Q for fiscal year 2007, coupled with the lack of resources discussed in Item 9A of Form 10-K for the year ended March 31, 2007, have effected the Company’s efforts toward implementing full Sarbanes-Oxley compliance. Such compliance must be achieved by March 31, 2008. To do so could require significant expenditures and effort over the remaining time to achieve compliance.  The costs of compliance with international standards (ISO), US food and drug manufacturing practice (GMP), Sarbanes Oxley, and other regulatory compliance areas will continue to increase.

For the three months ended June 30, 2007, an income tax expense of $10,000 was recorded resulting from the write-off of a previously recorded income tax receivable.  The Company does not expect any United States or State income taxes to be recorded for the current fiscal year because of available net operating loss carry-forwards.

The end result of the foregoing was a net loss of $382,000, or ($0.07) per diluted share, for the three months ended June 30, 2007, as  compared to a net loss of $347,000, or ($0.07) per diluted share, for the comparable prior year quarter.

Variability of Results

The Company has experienced significant quarterly fluctuations in operating results and anticipates that these fluctuations may continue in future periods.   As described in previous paragraphs, operating results have fluctuated as a result of changes in sales levels to our customers, competition (both pricing, new products and other market trends) and production difficulties including increased production costs.  The Company has also during its history experienced production difficulties as a result of inclement weather, changes in the mix between sales of bulk and packaged consumer products and start up costs associated with new product introductions, new facilities and expansion into new markets.    In addition, future operating results may fluctuate as a result of factors beyond the Company’s control such as foreign exchange fluctuations, changes in government regulations and economic changes in the regions it operates in and sells to.  A portion of our operating expenses are relatively fixed and the timing of increases in expense levels is based in large part on forecasts of future sales.   Therefore, if net sales are below expectations in any given period, the adverse impact on results of operations may be magnified by our inability to meaningfully adjust spending in certain areas, or the inability to adjust spending quickly enough, as in personnel and administrative costs, to compensate for a sales shortfall. We may also choose to reduce prices or increase spending in response to market conditions, and these decisions may have a material adverse effect on financial condition and results of operations.

Financial Condition

Cash and cash equivalents decreased $711,000 or 49% to $733,000 at June 30, 2007, from $1.4 million at March 31, 2007.  This decrease in cash resulted from cash used in operating activities of $580,000, as well as cash used in investing activities of $36,000 and cash used in financing activities of $95,000.  Cash used in operating activities for the quarter ended June 30, 2007 reflects increases in net accounts receivable and inventory of $193,000, and a decrease in accounts payable of $262,000, offset partially by a decrease in prepaid expenses and other assets of $71,000, and an increase in accrued expenses of $30,000. These negative impacts on cash were combined with a net loss of $382,000, adjusted for depreciation and amortization of $155,000.  Cash flows used in investing activities reflects capital expenditures during the first quarter of fiscal 2008. Cash flows used in financing activities are attributable to debt payments during that period.

As of June 30, 2007, the Company’s net accounts receivable increased $94,000 to $1,681,000 from $1,587,000 as of March 31, 2007.  The increase in accounts receivable is primarily the result of the timing of collection on the customer’s accounts.  The Company believes that its accounts receivable are collectible net of the allowance for doubtful accounts of $23,000 at June 30, 2007.

The Company’s net inventory increased $99,000 to $1,692,000 as of June 30, 2007 compared to $1,593,000 as of March 31, 2007.  The increase in inventory during the first quarter of fiscal 2008 is primarily due to the Company’s producing more product in the first quarter of fiscal 2008 than in the fourth quarter of fiscal 2007, due to the reversal of an astaxanthin production imbalance.

Liquidity and Capital Resources

The Company has recently experienced a number of factors that have negatively impacted its balance sheet and liquidity, including the following:

•      The Company has experienced significant recurring net losses. At March 31, 2007, the Company had an accumulated deficit of $19,920,000 compared to an accumulated deficit of $12,495,000 at March 31, 2006.  This accumulated deficit increased by $382,000 for the quarter ended June 30, 2007.  As required under Statement of Financial Accounting standards (SFAS) No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets,” the Company recorded a non-cash impairment charge reducing, by $4.5 million, the values of certain production equipment and leasehold improvement assets at March 31, 2007.  This charge did not impact liquidity.

•      The Company’s business has not generated positive cash from operating activities in five of the eight quarters during fiscal years ended March 31, 2007 and 2006, nor during the quarter covered by this report.

•      Material weaknesses in its internal controls caused the Company to experience delays in completing its consolidated financial statements and filing periodic reports with the U.S. Securities and Exchange Commission (the “SEC”) on a timely basis. Accordingly, the Company continues to devote substantial additional internal and external resources, and experience higher than expected fees for audit services.  As a result of the hiring of key financial personnel early in the second quarter of fiscal 2008, the Company does not anticipate delayed filings in future periods.

Sources of Liquidity

For the three months ended June 30, 2007, cash and short-term investments decreased $711,000 to $733,000 from $1,444,000 at March 31, 2007.  Working capital for the same three month period decreased by $371,000 to $2,990,000 from $3,361,000 at March 31, 2007, primarily as a result of decreases in cash and accounts payable and increases in accounts receivable and inventory in the current three month period.

The decrease in cash resulted primarily from cash used from operating activities, capital expenditures and payments on the Company’s long-term debt.   Cash used in operating activities for the quarter ended June 30, 2007 was $580,000 compared to cash provided from operations of $359,000 for the comparable prior year quarter. Capital expenditures totaled $36,000 for the three months ended June 30, 2007 compared to $55,000 for the comparable prior year period.   Cash used in financing activities included repayments of the Company’s long-term debt of $95,000 and $87,000 for the three months ended June 30, 2007 and 2006, respectively.

The Company’s contractual obligations and commitments (consisting of a term loan and operating leases) are disclosed below and in the Company’s 2007 Annual Report on Form 10-K in the following sections: Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources, and Item 8 Financial Statements and Supplementary Data – Notes 5 and 6 of Notes to Consolidated Financial Statements.  There were no significant changes in contractual obligations and commitments from March 31, 2007 to June 30, 2007, but the Company considers it prudent to disclose these obligations in consideration of the reduction of cash during the past four quarters.  The Company is not aware of any other significant cash or contractual obligations as of the filing date of this Form 10-Q.

Other Significant Cash and Contractual Obligations

The following table presents the Company’s debt and lease obligations at June 30, 2007:

(in thousands)	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
Term Loan	$405	$890	$—	$—	$1,295
Interest Expense on Term Loan	105	86	—	—	191
Operating Leases	241	339	296	1,997	2,873
Total	$751	$1,315	$296	$1,997	$4,359

Sufficiency of Liquidity

Based upon our current operating plan, analysis of our consolidated financial position and projected future results of operations, we believe that our operating cash flows and cash balances will be sufficient to finance current operating requirements, debt service, and planned capital expenditures, for the next 12 months.  With total working capital of $3.0 million, and a current ratio of 3.5 as of June 30, 2007, management expects liquidity in fiscal 2008 to be generated primarily from operating cash flows.

Capital Resources

The Company does not currently have any material commitments for capital expenditures.  The Company expects fiscal 2008 capital expenditures to be under $250,000 which approximates those of fiscal 2007.  This includes capital expenditures in support of the Company’s normal operations, and expenditures that we may incur in conjunction with initiatives to improve gross margins and reduce expenses.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our Form 10-K for the fiscal year ended March 31, 2007.

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109”.  The Company adopted FIN No. 48 on April 1, 2007.  The adoption of this interpretation did not have a material impact on its consolidated financial statements.

Outlook

This outlook section contains a number of forward-looking statements, all of which are based on current expectations.  Actual results may differ materially.

Cyanotech Corporation’s strategic direction is to position itself as a world-leader in the production and marketing of high-value natural products from microalgae.  We are vertically aligned; producing raw materials in the form of microalgae processed at our 90-acre facility in Hawaii, and integrating those raw materials into finished products.  For fiscal 2008, we will continue to focus on the business-to-business wholesale market for the products and compounds that we produce, but will put greater emphasis on our Nutrex Hawaii consumer products with introduction of new product lines.  Our current product offerings include Naturally Cultivated Spirulina Pacifica® in powder, flake and tablet form, NatuRose® natural astaxanthin powder for the animal nutrition market, BioAstin® natural astaxanthin antioxidant in lipid extract, softgel caplet and micro-encapsulated beadlet form for the human nutrition and cosmetic industries and Phycobiliproteins for use in medical diagnostics.  Information about our Company and our products can be viewed at www.cyanotech.com, www.nutrex-hawaii.com or www.phycobiliprotein.com.  Consumer products can also be purchased online at www.nutrex-hawaii.com.

We are currently experiencing an upward trend in sales, with unit sales increasing during the first quarter of fiscal 2008 as compared to the first quarter of fiscal 2007.  The most significant impact was due to an increase in the human astaxanthin bulk product line. The Company expects Spirulina sales to remain essentially level since the product has reached a mature life cycle stage.  However, significant variability between periods and even across several periods can be expected based on historical results.

The Company also continues to experience a reduction of NatuRose sales to the worldwide aquaculture market due to reduced demand in the Japanese aquaculture market as a result of pricing competition from synthetic astaxanthin offerings and competition from new natural formulations entering the markets.   As discussed in Note 9, the Company has discontinued all business activity of its wholly owned Japanese subsidiary, “CJYK”.  The Company made this decision due to declining sales of approximately 40% in each of the prior two fiscal years in addition to declining gross profit margins of 13% and 5% for fiscal 2007, and the quarter ended June 30, 2007, respectively.  “CJYK” sales for fiscal year 2007 and the quarter ended June 30, 2007, were $482,000 and $20,000, respectively.  We do not expect the dissolution of this subsidiary to have a significant impact on our consolidated financial statements.

The Company’s costs are increasing because of complex non-US registration costs and rising labor, nutrient, utility and transportation costs.  We feel that these conditions will likely remain which places significant pressure on being able to deliver a profitable natural astaxanthin product in the animal nutrition market.  In response to this, we are shifting our natural astaxanthin production into higher value products such as BioAstin for human consumption until such time that animal nutrition markets can be identified that can generate reasonable profitability for the Company.

The Company is exploring options to expand consumer brand awareness and knowledge of its product lines, with particular focus of BioAstin, the Company’s human natural astaxanthin product line, for which it believes full market penetration has not yet been realized.  To accomplish these objectives the Company, among other initiatives, has hired a knowledgeable sales employee based on the US mainland to increase the Company’s outreach to both the US and European markets.  We will be introducing new product lines to be sold through our Nutrex Hawaii subsidiary during the second quarter of fiscal year 2008.

Gross profit margin percentages in fiscal year 2008 are expected to increase in comparison to the previous period.  We identified and corrected imbalances in astaxanthin production in the fourth quarter of fiscal 2007.  These imbalances negatively impacted fiscal year 2007 gross margins, and we expect this imbalance correction to result in increased gross margins as a percentage of sales during fiscal 2008.  With competition increasing and higher production costs, pressure is placed on achieving a reasonable profit margin.

With the adoption of SFAS No. 151, the Company recognizes costs associated with abnormal amounts of idle facility expense, freight, handling costs and wasted materials (such as spoilage) as current-period charges in cost of sales.   When production costs exceed historical averages, the Company evaluates whether such costs are current-period charges or can be inventoried.   In addition, the allocation of fixed production overheads (such as depreciation and general insurance) to inventories is determined based on normal production capacity.   When the Company’s production volumes are below normal capacity limits, certain fixed production overhead costs cannot be inventoried and are recorded immediately in cost of sales.   Currently, the Company’s natural astaxanthin production is back to levels which prevailed prior to fiscal year 2007.  Producing the highest quality microalgae is a complex biological process which requires balancing numerous factors including microalgal strain variations, temperature, acidity, nutrient and other environmental considerations, some of which are not within the Company’s control

To manage its cash resources effectively, the Company will continue to balance production in light of sales demand, minimizing the cost associated with build-ups in inventory.  The Company has experienced other significant cash outflows, and may need to utilize other cash resources to meet working capital needs if prolonged net losses are incurred in future periods.  A prolonged downturn in sales could impair the Company’s ability to generate sufficient cash for operations and minimize the Company’s ability to attract additional capital investments which may be necessary in order to expand into new markets or increase product offerings.

The Company expects operating expense spending will remain consistent with or moderately increase from fiscal 2007 levels after the exclusion of the previously mentioned non-cash impairment write-down and the SFAS No. 144 related costs.  By March 31, 2008 the Company is required to be in full compliance with the Sarbanes-Oxley Act and Rules issued thereunder by the Securities and Exchange Commission, including Section 404 Compliance Standards established by the Public Companies Accounting Oversight Board. The cost of attaining and maintaining such compliance could materially decrease reported net income or increase reported net losses in future periods.

The Company’s future results of operations and the other forward-looking statements contained in this Outlook, in particular the statements regarding revenues, gross margin and capital spending involve a number of risks and uncertainties.  In addition to the factors discussed above, any of the following could cause actual results to differ materially:  business conditions and growth in the natural products industry and in the general economy; changes in customer order patterns; changes in demand for natural products in general; changes in weather conditions; competitive factors, such as increased production capacity from competing Spirulina and Astaxanthin producers and the resulting impact, if any, on world market prices for these products; government actions; shortage of manufacturing capacity; and other factors beyond our control.  Risk factors are discussed in detail in Item 1A in our Form 10-K report for the year ended March 31, 2007.

Cyanotech believes that it has the products, facilities, personnel, competitive, and financial resources for improved results, but future revenues, costs, gross margins and profits are all influenced by a number of factors, as discussed above, all of which are inherently difficult to forecast.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

We have never entered into any transactions using derivative financial instruments or derivative commodity instruments and believe that our exposure to market risk associated with other financial instruments is not material.

We have a term loan agreement that adjusts quarterly based on the prime rate.  As such we are exposed to the interest rate risk whereby a 1% increase in the prime rate would lead to an increase of approximately $13,000 in interest expense for the year ending March 31, 2008 (based on June 30, 2007 amounts outstanding).

Item 4.  Controls and Procedures

(a) Disclosure Controls and Procedures

This Form 10-Q should be read in conjunction with Item 9A “Controls and Procedures” of the Company’s Form 10-K for the fiscal year ended March 31, 2007 filed August 16, 2007.  There were no material changes in Controls and Procedures during the current quarter.  As of June 30, 2007, as discussed in the fiscal 2007 Form 10-K, the Company believes its systems and procedures are sufficient to reasonably ensure accurate financial data, but it has concluded that due to a lack of adequately trained internal accounting resources, there exists more than a remote likelihood that a material misstatement to the interim financial statements could occur and not be detected by procedures and controls over financial reporting on a timely basis.  This material weakness in internal control over financial reporting has lead to an inability to produce timely filings over the past year including this Form 10-Q.

PART II.   OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

Certain Factors Affecting Cyanotech Corporation

The Company has included in Part I, Item 1A of its Annual Report on Form 10-K for the year ended March 31, 2007, a description of certain risks and uncertainties that could affect the Company’s business, future performance or financial condition (the “Risk Factors”). There are no material changes from the disclosure provided in the Form 10-K for the year ended March 31, 2007 with respect to the Risk Factors. Investors should consider the Risk Factors prior to making an investment decision with respect to the Company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

  The following exhibits are furnished with this report:

24.1   Power of Attorney.

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

CYANOTECH CORPORATION (Registrant)

September 21, 2007	By:	/s/Gerald R. Cysewski
(Date)		Gerald R. Cysewski
Chairman of the Board,
President and Chief Executive Officer

September 21, 2007		William R. Maris
(Date)		Vice President – Finance & Administration,
Chief Financial Officer
(Principal Financial and Accounting
Officer)

	By:	/s/ Gerald R. Cysewski
Gerald R. Cysewski
As Attorney-in-fact
(See Exhibit 24.1)