Form 10-Q
period 2007-09-30
CYANOTECH CORP
filed 2007-11-07
CIK 768408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

The number of shares outstanding of the Registrant’s Common Stock, $.02 par value, as of November 7, 2007 was 5,242,270.

CYANOTECH CORPORATION

FORM 10-Q

INDEX

PART I. FINANCIAL INFORMATION
Discussion of Forward-Looking Statements
Item 1.	Financial Statements
Consolidated Condensed Balance Sheets as of September 30, 2007 (unaudited) and March 31, 2007
Consolidated Condensed Statements of Operations and Comprehensive Income (Loss) (unaudited) For the three and six month periods ended September 30, 2007 and 2006
Consolidated Condensed Statements of Cash Flows (unaudited) For the six month periods ended September 30, 2007 and 2006
Notes to Consolidated Condensed Financial Statements (unaudited)
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits
SIGNATURES

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

CYANOTECH CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in thousands except per share amounts)

	September 30, 2007	March 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$758	$1,444
Accounts receivable, net of allowance for doubtful accounts of $23	1,413	1,587
Inventories	1,994	1,593
Prepaid expenses and other	275	141
Total current assets	4,440	4,765

Equipment and leasehold improvements, net	4,480	4,701
Other assets	420	440
Total assets	$9,340	$9,906

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$405	$398
Accounts payable	1,027	616
Accrued expenses	336	390
Total current liabilities	1,768	1,404

Long-term debt, excluding current maturities	792	992
Total liabilities	2,560	2,396

Stockholders’ equity: (see Note 6)
Common stock of $0.02 par value, shares authorized 7,500,000; 5,233,520 shares issued and outstanding at September 30, 2007 and March 31, 2007	105	105
Additional paid-in capital	27,333	27,333
Accumulated other comprehensive loss – foreign currency translation adjustments	(12)	(8)
Accumulated deficit	(20,646)	(19,920)
Total stockholders’ equity	6,780	7,510

Total liabilities and stockholders’ equity	$9,340	$9,906

See accompanying Notes to Consolidated Condensed Financial Statements.

CYANOTECH CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006

NET SALES	$2,604	$2,475	$5,187	$4,919
COST OF PRODUCT SALES	1,836	2,071	3,673	4,044
Gross profit	768	404	1,514	875

OPERATING EXPENSES:
Research and development	36	50	83	80
Sales and marketing	337	325	705	615
General and administrative	709	571	1,381	1,033
Total operating expenses	1,082	946	2,169	1,728

Loss from operations	(314)	(542)	(655)	(853)

OTHER INCOME (EXPENSE):
Interest income	6	17	17	26
Interest expense	(38)	(47)	(79)	(94)
Other income (expense), net	2	(4)	1	(4)

Total other expense, net	(30)	(34)	(61)	(72)

Loss before income taxes	(344)	(576)	(716)	(925)

INCOME TAX (BENEFIT) EXPENSE	—	(4)	10	(6)

NET LOSS	$(344)	$(572)	$(726)	$(919)

NET LOSS PER SHARE (see Note 6)
Basic	$(0.07)	$(0.11)	$(0.14)	$(0.18)
Diluted	$(0.07)	$(0.11)	$(0.14)	$(0.18)

SHARES USED IN CALCULATION OF NET LOSS PER SHARE:
Basic	5,234	5,234	5,234	5,233
Diluted	5,234	5,234	5,234	5,233

COMPREHENSIVE LOSS:
Net loss	$(344)	$(572)	$(726)	$(919)
Other comprehensive income (loss)	1	(2)	(4)	—
	$(343)	$(574)	$(730)	$(919)

See accompanying Notes to Consolidated Condensed Financial Statements.

CYANOTECH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended September 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(726)	$(919)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	269	650
Provision for allowance for doubtful accounts	—	4
Amortization of debt issue costs and other assets	18	17

Net (increase) decrease in:
Accounts receivable	174	459
Refundable income taxes	10	(7)
Inventories	(401)	(121)
Prepaid expenses and other assets	(146)	(48)
Net increase (decrease) in:)
Accounts payable	411	(44)
Accrued expenses	(54)	(41)
Net cash used in operating activities	(445)	(50)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in equipment and leasehold improvements	(48)	(167)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options and warrants	—	3
Principal payments on long-term debt	(193)	(177)
Net cash used in financing activities	(193)	(174)

Net decrease in cash and cash equivalents	(686)	(391)

Cash and cash equivalents at beginning of period	1,444	1,835

Cash and cash equivalents at end of period	$758	$1,444

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$68	$80
Income taxes	$2	$1

See accompanying Notes to Consolidated Condensed Financial Statements.

CYANOTECH CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

As of September 30, 2007

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

The accompanying consolidated financial statements include the accounts of Cyanotech Corporation and its wholly owned subsidiaries, Nutrex Hawaii, Inc. (“Nutrex Hawaii” or “Nutrex”) and Cyanotech Japan YK (“Cyanotech Japan” or “CJYK”). All significant intercompany balances and transactions have been eliminated in consolidation.  On August 31, 2007, the Company discontinued all business activity of its wholly owned Japanese subsidiary “CJYK.”  All aquaculture feed business in Japan was absorbed through the Company’s domestic operations.  “CJYK” will remain a registered Japanese corporation until November 30, 2007, at which time it will be dissolved.  All “CJYK” assets and liabilities were absorbed into the Company as of September 1, 2007, and no significant “CJYK” assets or liabilities existed except for cash of approximately $50,000.  “CJYK” was under no contractual obligations at August 31, 2007.  The Company made this decision due to declining sales of approximately 40% in each of the prior two fiscal years in addition to declining gross profit margins of 13% and 4% for fiscal 2007, and the six month period ended September 30, 2007, respectively.  “CJYK” sales for fiscal year 2007 and the six months ended September 30, 2007, were $482,000 and $45,000, respectively.  We do not expect the dissolution of this subsidiary to have a significant impact on our consolidated financial statements.

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

2.  INCOME TAXES

The Company is subject to taxation in the United States, Japan, and two state jurisdictions.  The preparation of these tax returns requires the Company to interpret the applicable tax laws and regulations in effect in such jurisdictions, which could affect the amount of tax paid by the Company. The Company, in consultation with its tax advisors, files its tax returns on interpretations that are believed to be reasonable under the circumstances. The tax returns, however, are subject to routine reviews by the various taxing authorities in the jurisdictions in which the Company files its returns.  As part of these reviews, a taxing authority may disagree with respect to the tax positions taken by the Company (“uncertain tax positions”) and therefore require the Company to pay additional taxes. As required under applicable accounting rules, the Company evaluates the requirement for additional tax accruals, but for the three and six months ended September 30, 2007, no accrual was recorded based on this evaluation of potential additional tax liability, including interest and penalties, which the Company could incur as a result of the ultimate resolution of its uncertain tax positions.  The Company reviews and updates the accrual for uncertain tax positions as more definitive information becomes available from taxing authorities, completion of tax audits, expiration of statute of limitations, or upon occurrence of other events.

In June 2006 the FASB issued FASB Interpretation No. 48 (“FIN No. 48”) “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” This interpretation prescribes a “more-likely-than-not” recognition threshold and measurement attribute (the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement with tax authorities) for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN No. 48 on April 1, 2007.

As a result of the implementation of FIN 48, the Company did not recognize a liability for unrecognized tax benefits, and, accordingly, was not required to record any cumulative effect adjustment to beginning of year retained earnings.  As of both the date of adoption and September 30, 2007, there was no significant liability for income tax associated with unrecognized tax benefits.

The Company recognizes interest accrued related to unrecognized tax benefits as well as any related penalties in interest income or expense in its condensed consolidated statements of operations, which is consistent with the recognition of these items in prior reporting periods.  As of the date of adoption and during the three and six months ended September 30, 2007, the Company was not required to have an accrual for the payment of interest and penalties related to uncertain tax positions.  With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examination by tax authorities for tax years before 2001.

3.  SHARE-BASED COMPENSATION

The Company has adopted the provisions of Statement of Financial Accounting Standard No. 123(R) (“SFAS No. 123R”) “Share-Based Payment” for its share-based compensation plans.  SFAS No. 123R requires an entity to measure the cost of employee services received in exchange for an award.  If an award vests or becomes exercisable based on the achievement of a condition other than service, performance or market condition, the award is liability-classified.   Liability-classified awards are remeasured to fair value at each balance sheet date until the award is settled. The Company currently has no liability-classified awards.  Equity-classified awards, including grants of employee stock options, are measured at the grant-date fair value of the award and are not subsequently remeasured.  The cost of equity-classified awards is recognized in the income statement over the period during which an employee is required to provide the service in exchange for the award. All of the Company’s stock options are performance based awards and because the Company’s future employee incentive stock options are “plain vanilla,” as defined by the SEC in Staff Accounting Bulletin No. 107, they are reflected only in Equity and Compensation Expense accounts.

Stock Options

As of September 30, 2007, the Company had the following two shareholder approved stock plans under which shares were available for equity-based awards: the 2005 Stock Option Plan (the “2005 Plan”) wherein 200,000 shares of common stock are reserved for issuance, and the plan terminates on August 21, 2015, and the Independent Director Stock Option and Stock Grant Plan (the “2004 Plan”) wherein 75,000 shares of common stock are reserved for issuance.  Under the 2005 Plan, eligible employees and certain independent consultants may be granted options to purchase shares of the Company’s Stock. The shares issuable under the 2005 Plan will either be shares of the Company’s authorized but previously unissued common stock or shares reacquired by the Company, including shares purchased on the open market.  As of September 30, 2007, 195,000 options remained available for grant under the 2005 Plan.  Concurrent with the 2005 Plan approval on August 22, 2005, the 1995 Stock Option Plan was terminated except for the outstanding options issued thereunder.  Under the 2004 Plan, upon election to the Board of Directors, a newly elected non-employee director is granted a ten-year option to purchase 1,000 shares of the Company’s common stock at a fair market value on the date of grant.  All such options are granted at fair market value on the date of grant.  Options granted vest and become exercisable six months from the date of grant.  In addition, on the date of each Annual Meeting of Stockholders, each non-employee director continuing in office is automatically granted, without payment, 875 shares of common stock, non-transferable for six months following the date of grant.  As of September 30, 2007, 70,250 options remained available for grant under the 2004 Plan.  Concurrent with the 2004 Plan approval on August 16, 2004, the 1994 Non-Employee Director Stock Option and Stock Grant Plan was terminated except for the outstanding options issued thereunder.

The following table presents shares authorized, available for future grant and outstanding under each of the Company’s plans:

	As of September 30, 2007
	Authorized	Available	Outstanding

2005 Plan	200,000	195,000	5,000
2004 Plan	75,000	70,250	1,000
1995 Plan	—	—	57,572
1994 Plan	—	—	3,750
Total	275,000	265,250	67,322

All stock option grants made under the 2005 Plan and the 2004 Directors Plan are made at exercise prices no less than the Company’s closing stock price on the date of grant. Options under the 2005 Plan are granted, and are vested and exercisable as determined by the Board of Directors or the Stock Option and Compensation Committee of the Board in accordance with the provisions of the 2005 Stock Option Plan.  Discussion relative to option granting, vesting, exercising, and other conditions are set forth in a Stock Option Agreement evidencing each grant. No option can have a life in excess of ten (10) years.  The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model. The model will use various assumptions, including a risk-free interest rate, the expected term of the options, the expected stock price volatility over the expected term of the options, and the expected dividend yield. Compensation expense for employee stock options will be recognized ratably over the vesting term.   There were no stock options granted during the three and six months ended September 30, 2007, or during the three and six months ended September 30, 2006, thus the average fair value assumptions used in the valuation of stock option grants are not disclosed until the time of such grants.

As of September 30, 2007, total unrecognized stock-based compensation expense related to unvested stock options was $1,935 which is expected to be expensed over a weighted-average period of 1.9 years.

A summary of option activity under Cyanotech Corporation’s Stock Plans for the three months ended September 30, 2007 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Average Intrinsic Value
Balance at June 30, 2007	84,172	$3.86	1.52	$324,904
Granted	—	—	—	—
Exercised	—	—	—	—
Expired	(15,950)	2.40	—	(38,280)
Forfeited	(900)	2.00	—	(1,800)
Balance at September 30, 2007	67,322	$4.23	1.60	$284,824

The following table summarizes the weighted average characteristics of outstanding stock options as of September 30, 2007:

	Outstanding Options			Exercisable Options
Range of	Number	Remaining	Weighted	Number of	Weighted
Exercise Prices	of Shares	Life (Years)	Average Price	Shares	Average Price
$ 1.84 - $ 2.60	34,094	1.43	$2.09	34,094	$2.09
$ 4.20 - $ 6.50	26,978	2.07	4.51	26,538	4.51
$14.75 - $14.75	6,250	0.54	14.75	6,250	14.75
Total stock options	67,322	1.60	4.23	66,882	4.23

A summary of option activity under Cyanotech Corporation’s Stock Plans for the six months ended September 30, 2007 is presented below:

Option Activity	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2007	84,172	$3.86	1.77	$324,904
Granted	—	—	—	—
Exercised	—	$—	—	—
Forfeited or expired	(16,850)	$2.38	—	(40,080)
Outstanding at September 30, 2007	67,322	$4.23	1.6 years	$284,824
Exercisable at September 30, 2007	66,882	$4.23	1.6 years	$282,911

A summary of Cyanotech Corporation’s non-vested options for the six months ended September 30, 2007 is presented below:

Nonvested Options	Shares	Weighted Average Grant-Date Fair Value
Nonvested at March 31, 2007	699	$4.40
Granted	—	—
Vested	259	4.40
Forfeited or expired	—	—
Nonvested at September 30, 2007	440	$4.40

Warrants

The Company had issued warrants which allow the warrant holders rights to acquire an equivalent number of shares of common stock at a stated exercise price. Warrants outstanding during the periods indicated were as follows:

Warrants issued in connection with:	Term Loan
Grant date:	April 2000
Expiration date:	April 2011
Exercise price:	$10.20

Balance at March 31, 2007	5,000
Exercises	—
Expired	—
Balance at September 30, 2007	5,000

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

 4.  INVENTORIES

Inventories are stated at the lower of cost or market.  Cost is determined using the first-in, first-out (FIFO) method.  Market is defined as sales price less cost to dispose and a normal profit margin. Inventories consist of the following:

	September 30, 2007	March 31, 2007
	(in thousands)
Raw materials	$214	$246
Work in process	198	281
Finished goods	1,455	929
Supplies	127	137
	$1,994	$1,593

The Company adopted SFAS No. 151 effective April 1, 2006. In accordance with SFAS No. 151, fixed production related costs of approximately $34,000, and $59,000 were not inventoried for the quarter ended September 30, 2007 and September 30, 2006 respectively, and $57,000 and 95,000 for the six months ended September 30, 2007 and September 30, 2006 respectively, due to production below normal capacity.

5.  EQUIPMENT, LEASEHOLD IMPROVEMENTS AND LONG-LIVED ASSETS

Equipment and leasehold improvements are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives for equipment and furniture and fixtures, or the shorter of the land lease term or estimated useful lives for leasehold improvements as follows:

Equipment	3 to 10 years
Furniture and fixtures	7 years
Leasehold improvements	10 to 20 years

Equipment and leasehold improvements consist of the following:

	September 30, 2007	March 31, 2007
	(in thousands)
Equipment	$6,313	$6,257
Leasehold improvements	7,346	7,335
Furniture and fixtures	88	87
	13,747	13,679
Less accumulated depreciation & amortization	(9,379)	(9,110)
Construction in-progress	112	132
Equipment and leasehold improvements, net	$4,480	$4,701

At March 31, 2007, the above equipment, leasehold improvements, accumulated depreciation and construction in-progress amounts were reduced by a net $4.5 million impairment charge resulting from management’s analysis under SFAS No. 144, as discussed in Note 3 to the Consolidated Financial Statements of Form 10-K for the year ended March 31, 2007.

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Upon such an occurrence, recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows to which the assets relate, to the carrying amount. If the asset is determined to be unable to recover its carrying value, then the carrying value of the long-lived assets are compared to the asset’s fair value. The Company has determined fair value based upon present values of expected future cash flows.  The

Company’s SFAS No. 144 analysis for the three and six months ended September 30, 2007, resulted in no asset impairment charge.

6.  EARNINGS PER SHARE

Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding.  Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the potentially dilutive effect of outstanding stock options and warrants using the “treasury stock” method and convertible securities using the “if-converted” method.

Reconciliations between the numerator and the denominator of the basic and diluted earnings per share computations for the three months ended September 30, 2007 and 2006 are as follows (in thousands, except per share amounts):

	Three Months Ended September 30, 2007			Three Months Ended September 30, 2006
	Net Loss	Shares	Per Share	Net Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic net loss per share	$(344)	5,234	$(0.07)	$(572)	5,234	$(0.11)
Effect of dilutive securities — Common stock options and warrants	—	—	—	—	—	—
Diluted net loss per share	$(344)	5,234	$(0.07)	$(572)	5,234	$(0.11)

Reconciliations between the numerator and the denominator of the basic and diluted earnings per share computations for the six months ended September 30, 2007 and 2006 are as follows (in thousands, except per share amounts):

	Six Months Ended September 30, 2007			Six Months Ended September 30, 2006
	Net Loss	Shares	Per Share	Net Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic net loss per share	$(726)	5,234	$(0.14)	$(919)	5,233	$(0.18)
Effect of dilutive securities — Common stock options and warrants	—	—	—	—	—	—
Diluted net loss per share	$(726)	5,234	$(0.14)	$(919)	5,233	$(0.18)

Basic and diluted earnings per share are the same in periods of a net loss, thus there is no effect of dilutive securities when a net loss is recorded.  There were approximately 67,000 and 94,000 securities excluded from the calculation of diluted loss per share because their effect was anti-dilutive for the three months ended September 30, 2007 and 2006, respectively.  They were anti-dilutive due to the exercise price being greater than the Company’s weighted-average stock price for the period.

The following securities were excluded from the calculation of diluted earnings per share because their effect was antidilutive (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006
Stock options and warrants	67	94	67	99

7.  NEW ACCOUNTING PRONOUNCEMENTS

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

Overview

A comparison of selected consolidated statements of operations data as reported herein follows for the periods indicated (dollars in thousands):

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	Change
Net sales:
Spirulina products	$1,407	$1,436	(2)%
Natural astaxanthin products	1,176	1,000	18%
Other products	21	39	(46)%
Total sales, all products	$2,604	$2,475	5%

Gross profit	$768	$404	90%
Loss from operations	$(314)	$(542)	42%
Net loss	$(344)	$(572)	40%

	Six Months Ended September 30, 2007	Six Months Ended September 30, 2006	Change
Net sales:
Spirulina products	$2,938	$2,962	(1)%
Natural astaxanthin products	2,173	1,890	15%
Other products	76	67	13%
Total sales, all products	$5,187	$4,919	5%

Gross profit	$1,514	$875	73%
Loss from operations	$(655)	$(853)	23%
Net loss	$(726)	$(919)	21%

Sales for the second quarter of fiscal 2008 ended September 30, 2007 increased from the comparable prior year period by $129,000 or 5% due primarily to increases in the number of units sold of BioAstin products.

Spirulina sales remained relatively flat, decreasing by 2% from the prior year period.  Unit sales decreased 8% and average selling price increased 5% compared to comparable prior year period.

The natural astaxanthin total product line overall experienced an 18% increase to $1,176,000 in the second quarter of fiscal 2008 from $1,000,000 in the second quarter of fiscal 2007.  Natural astaxanthin product sales, not including NatuRose, increased by 57% compared to the comparable prior period.  NatuRose product sales decreased by 35% from the comparable prior year period.

Our previous statements predicting that a shortfall in the Japan aquaculture market would persist have proven correct, and we expect NatuRose fish feed astaxanthin product sales will not recover.  Accordingly, as discussed in Note 1 of “Notes to Consolidated Condensed Financial Statements” the Company has discontinued all business activity of its wholly owned Japanese subsidiary “CJYK”. The discontinuance of “CJYK” is not expected to have a significant current or future financial impact. In addition, the Company is increasing focus on building market share in the human nutrition market with a major focus on differentiating BioAstin from lower quality offerings from competitors.

Our gross profit margin as a percentage of sales increased to 29% for the three months ended September, 30, 2007 from 16% for the same period a year ago.  Sales for the second quarter of fiscal year 2008 increased 5% from the comparable prior year period, and cost of sales declined 11% for the same respective period.   Significant factors for the cost of sales decrease were a 64% reduction in depreciation expense and a production increase of 38% for astaxanthin powder.  For the three months ended September 30, 2007, variable production costs decreased 4% primarily in chemical, water, and repair and maintenance costs.  Approximately $34,000 and $59,000 of fixed production overhead costs were not inventoriable during the three months ended September 30, 2007 and September 30, 2006 respectively, due to both spirulina and astaxanthin production levels being below normal capacity.   Fixed costs were adjusted accordingly per SFAS No. 151.  Approximately $126,000 and $127,000 of production costs were not inventoriable because such costs would have exceeded the market value for such inventory during the three months ended September 30, 2007 and 2006, respectively.   Gross profit margin percentages in fiscal year 2008 are expected to increase in comparison to the fiscal year 2007 results.

The net loss for the second quarter of fiscal 2008 decreased $228,000 compared to the comparable quarter of fiscal 2007. The decrease in net loss is primarily due to increased sales of $129,000 and decreased cost of goods sold of $235,000, partially offset by increased general and administrative expenses of $138,000.

Second Quarter of Fiscal 2008 Compared to Second Quarter of Fiscal 2007

Net sales for the second quarter of fiscal 2008 increased to $2,604,000 from the $2,475,000 reported for the comparable period a year ago.  Company sales of spirulina products for the second quarter of fiscal 2008 were $1,407,000, compared to $1,436,000 in the second quarter of fiscal 2007.  As a percentage of sales, spirulina was 54% of total sales in the second quarter of fiscal 2008, compared to 58% for the comparable period a year ago.

Natural astaxanthin product sales for the second quarter of fiscal 2008 were $1,176,000 compared to $1,000,000 in the second quarter of fiscal 2007.  As a percentage of sales, natural astaxanthin product sales including NatuRose, our animal feed astaxanthin product, were 45% of total sales in the second quarter of fiscal 2008, compared to 40% for the comparable period a year ago.

NatuRose sales decreased as a result of the previously discussed lack of demand in the Japanese aquaculture market and resulting decreased emphasis on sales of this product line. The Company feels that the Japan aquaculture market adapted to using less natural astaxanthin, and less NatuRose, in favor of using less costly synthetic substitutes.  With sales price constraints in the animal nutrition market coupled with rising production costs for labor, nutrients, utilities and transportation, profit margins are limited to the point that maintaining profitable business in the animal nutrition market has become difficult.  Accordingly, as discussed in Note 1 of “Notes to Consolidated Condensed Financial Statements” the Company has discontinued all business activity of its wholly owned Japanese subsidiary “CJYK”.  All aquaculture feed business in Japan has been absorbed into the Company’s domestic operations. The discontinuance of “CJYK” is not expected to have a significant current or future financial impact.

Other products sales were $21,000 during the second quarter of fiscal 2008 and $39,000 during the second quarter of fiscal 2007, and represented 1% and 2% of sales in the respective periods.

International sales were 44% of total sales for the second quarter of fiscal 2008, compared to 41% a year ago.  Historically, our major customers (sales exceeding 10% of total sales) have been two distributors, one based in Europe and one in the United States.   For the three months ended September 30, 2007, our European distributor accounted for 12% of total sales as compared to 10% of total sales for the comparable period of fiscal 2007.   Sales to the United States distributor were less than 10% of total sales in each of the second quarters of fiscal years 2008 and 2007.

Gross profit, derived from net sales less the cost of product sales, primarily includes the cost of materials, manufacturing overhead costs, direct labor costs and depreciation.  Gross profit for the three months ended September 30, 2007 was $768,000 with a gross profit margin percentage of 29%, increased from gross profit of $404,000 and a gross profit margin of 16% reported for the comparable prior year quarter.  Sales for the second quarter of fiscal year 2008 increased 5% from the comparable prior year quarter and cost of sales decreased 11% for the same comparable quarter.   Water usage decreased due to cooler weather and repair and maintenance costs decreased due to the timing of repair and maintenance expenses.  However, we expect gradual direct cost price increases in all areas consistent with the local and national economy.  Pursuant to SFAS No. 151, approximately $34,000 and $59,000 of fixed production overhead cost was not inventoriable during the three months ended September 30, 2007 and September 30, 2006, due to production levels below normal capacity.  In addition, approximately $126,000 and $127,000 of production costs were not inventoriable because such costs would have exceeded the market value for such inventory during the three months ended September 30, 2007 and 2006, respectively.

Operating expenses for the three months ended September 30, 2007 were 42% of sales or $1,082,000, compared to 38% of sales or $946,000 for the three months ended September 30, 2006.  The $136,000 increase in operating expenses during the three months ended September 30, 2007, compared with the three months ended September 30, 2006, and the 4% increase as a percentage of sales, were primarily the result of general and administrative expense increasing by $138,000 or 24%.  The increase in general and administrative expenses as a percentage of sales resulted primarily from increased employee related expenses due to recruitment of additional accounting personnel.  Also, contractual services and legal expenses increased due to the late filings of Form 10-K for the year ended March 31, 2007 and Form 10-Q for the quarter ended June 30, 2007.

The Company periodically reviews the recoverability of the carrying value of long-lived assets using the methodology prescribed in Statement of Financial Accounting Standards (SFAS) No. 144.  At March 31, 2007, this analysis resulted in a non-cash, asset impairment charge of $4.5 million.  The determination of this impairment charge was the primary cause of the delayed filing of the fiscal 2007 Form 10-K.  A portion of the accounting and auditing fees associated with the impairment charge analysis were included in general and administrative expense in the second quarter of fiscal 2008. Other increases in general and administrative expenses have been described above. The Company expects that total operating expenses will increase in the remaining quarters of this fiscal year. Work has been completed on the Company’s delayed Form 10-K filed on August 16, 2007, and the delayed Form 10-Q for the quarter ended June 30, 2007, filed September 21, 2007, the Company is required to comply with the Sarbanes-Oxley Act by March 31, 2008 and expects to incur additional related costs, as discussed in the following paragraphs.

 In addition to the foregoing, sales and marketing expenses increased 4% in the second quarter of fiscal 2008 over prior comparable period amounts.  Whether sales and marketing expenses continue to increase over fiscal year 2007 levels will be based on customer demand and market opportunities that may arise. Research and development expense decreased by 28% in the second quarter of fiscal 2008 over the prior period comparable amounts due to reduced expenditures on contractual services.  Research and development expenses may begin to increase as new opportunities arise, but the Company will continue to seek additional leverage from customer supported research where and as practicable. The Company expects overall operating expense spending will remain consistent with or increase from fiscal 2007 levels after excluding the previously mentioned non-cash impairment write-down and SFAS No. 144 related costs. See our comments in the following paragraph below related to potential Sarbanes-Oxley Act compliance and costs.

By March 31, 2008, the Company is required to be in full compliance with the Sarbanes-Oxley Act and Rules issued thereunder by the Securities and Exchange Commission, including Section 404 Compliance Standards established by the Public Companies Accounting Oversight Board. The cost of attaining and maintaining such compliance could materially decrease reported net income or increase reported net losses in future periods.  Although the Company had previously taken steps toward what is generally referred to as Sarbanes-Oxley Act compliance, the process of preparing and filing the Company’s Form 10-K/A for the period ended March 31, 2006 filed February 14, 2007 and subsequent delayed filings of the Company’s Form 10-K and Forms 10-Q for fiscal year 2007, coupled with the lack of resources discussed in Item 9A of Form 10-K for the year ended March 31, 2007, resulted in the recognition of a material weakness.  These events adversely impacted the Company’s efforts toward implementing full Sarbanes-Oxley compliance. Such compliance must be achieved by March 31, 2008. This could require significant expenditures and effort over the remaining time to achieve compliance.  The costs of compliance with international standards (ISO), U.S. food and drug manufacturing practice (GMP), the Sarbanes-Oxley Act, and other regulatory compliance areas may also continue to increase.

The end result of the foregoing was a net loss of $344,000, or ($0.07) per diluted share, for the three months ended September 30, 2007, as compared to a net loss of $572,000, or ($0.11) per diluted share, for the comparable prior year quarter.

Six Months Ended September 30, 2007 Compared to Six Months Ended September 30, 2006

Net sales for the six months ended September 30, 2007 were $5,187,000, an increase of 5% from sales of $4,919,000 reported for the comparable period a year ago.  The increase in sales over the prior year’s six-month period was largely the result of increased sales of BioAstin and bulk BioAstin gelcaps, offset in part by decreased sales in NatuRose products.  International sales represented 43% of net sales for the six months ended September 30, 2007 compared to 47% for the same period a year ago.  For the six months ended September 30, 2007 and September 30, 2006, our European distributor accounted for 12% and 10% of total sales respectively, with sales to our United States distributor accounting for less than 10% of total sales.

For the six months ended September 30, 2007, cost of sales decreased 9% from the comparable prior year period.   For the six months ended September 30, 2007, variable production costs decreased 1%.   Non-inventoriable period costs totaled approximately $43,000 for the six months ended September 30, 2007.   In addition, pursuant to SFAS No. 151, approximately $57,000 of fixed production overhead costs were not inventoriable during the six months ended September 30, 2007 because production levels were below normal capacity.  In addition, production costs associated with the Company’s inventory totaling approximately $156,000 and $245,000 incurred during the six months ended September 30, 2007 and 2006, respectively, were not inventoriable because such costs would have exceeded the market value for such inventory.  As a result of the increase in sales coupled with the decrease in cost of sales, gross profit margins as a percentage of sales increased to 29% for the six months ended September 30, 2007 as compared to 18% for the comparable prior year period.

Operating expenses for the six months ended September 30, 2007 were $2,169,000, an increase of $441,000 or 26% from the comparable prior year period.   The increase in such expense reflects increased general and administrative expenses, increased sales and marketing expenses, and decreased research and development expense.  Increased general and administrative expense during the current six-month period was primarily due to increased accounting and auditing fees as well as consulting services related to late filings of Form 10-K for the year ended March 31, 2007 and Form 10-Q for the period ended June 30, 2007, as previously discussed.  Increased expenses for sales and marketing were related to increased advertising campaigns.  Decreased research and development expense for the current six-month period reflects the Company’s efforts to contain expenses where possible.  While it is our goal to contain discretionary operating spending in our research and development, sales and marketing, and general and administrative activities, it may become necessary for the Company to selectively increase spending in some or all of these areas to remain competitive and to comply with regulatory requirements.

Net other expense, which includes interest on the Company’s debt, for the six months ended September 30, 2007 was comparable to the same period of the prior fiscal year.

For the six months ended September 30, 2007, an income tax expense of $10,000 was recorded compared to an income tax benefit recorded of $6,000 for the same period of the prior year.  The Company does not expect any additional United States income taxes for the current fiscal year as a result of available net operating loss carry-forwards.

The Company recorded a net loss of $726,000 or ($0.14) per diluted share for the six month period ended September 30, 2007.  For the same period a year ago the Company reported net loss of $919,000 or ($0.18) per diluted share.

Variability of Results

The Company has experienced significant quarterly fluctuations in operating results and anticipates that these fluctuations may continue in future periods.   As described in previous paragraphs, operating results have fluctuated as a result of changes in sales levels to our customers, competition (both pricing, new products and other market trends) and production difficulties, including increased production costs and variable production results.  The Company has also, during its history, experienced production difficulties as a result of inclement weather, changes in the mix between sales of bulk and packaged consumer products and start up costs associated with new product introductions, new facilities and expansion into new markets.    In addition, future operating results may fluctuate as a result of factors beyond the Company’s control such as foreign exchange fluctuations, changes in government regulations, and economic changes in the regions it operates in and sells to.  A portion of our operating expenses are relatively fixed and the timing of increases in expense levels is based in large part on forecasts of future sales.   Therefore, if net sales are below expectations in any given period, the adverse impact on results of operations may be magnified by our inability to meaningfully adjust spending in certain areas, or the inability to adjust spending quickly enough, as in personnel and administrative costs, to compensate for a sales shortfall. We may also choose to reduce prices or increase spending in response to market conditions, and these decisions may have a material adverse effect on financial condition and results of operations.

Financial Condition

Cash and cash equivalents decreased $686,000 or 48% to $758,000 at September 30, 2007, from $1.4 million at March 31, 2007.  This decrease in cash resulted from cash used in operating activities of $445,000, as well as cash used in investing activities of $48,000, and cash used in financing activities of $193,000.  Cash used in operating activities for the six months ended September 30, 2007 reflects increases in inventory of $401,000, prepaid and other assets of $146,000, offset partially by a decrease in accounts receivable of $174,000 and an increase in accounts payable of $411,000.  Such net negative impact on cash results from the foregoing items combined with a net loss of $726,000 before non-cash adjustments for depreciation and amortization of $287,000.  Cash flows used in investing activities reflect capital expenditures during the first six months of fiscal 2008. Cash flows used in financing activities are attributable to debt payments during that period.

As of September 30, 2007, the Company’s net accounts receivable decreased $174,000 to $1,413,000 from $1,587,000 as of March 31, 2007.  The decrease in accounts receivable is primarily the result of the timing of collection on the customer’s accounts.  The Company believes that its accounts receivable are collectible net of the allowance for doubtful accounts of $23,000 at September 30, 2007.

The Company’s net inventory increased $401,000 or 25% to $1,994,000 as of September 30, 2007 compared to $1,593,000 as of March 31, 2007.  The increase in inventory during the first six months of fiscal 2008 is primarily due to producing more oleoresin, a product derived from astaxanthin, in the first six months of fiscal 2008 than in the comparable period of fiscal 2007. This is consistent with the Company’s transition emphasizing human astaxanthin products.

Liquidity and Capital Resources

The Company has recently experienced a number of factors that have negatively impacted its balance sheet and liquidity, including the following:

•      The Company has experienced significant recurring net losses. At March 31, 2007, the Company had an accumulated deficit of $19,920,000 compared to an accumulated deficit of $12,495,000 at March 31, 2006.  This accumulated deficit increased by $726,000 for the six months ended September 30, 2007.  As discussed earlier, and as required under Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets,” as of March 31, 2007 the Company recorded a non-cash impairment charge reducing, by $4.5 million, the values of certain production equipment and leasehold improvement assets.  This non-cash charge did not impact liquidity.

•      The Company’s business has not generated positive cash from operating activities in five of the eight quarters during fiscal years ended March 31, 2007 and 2006, nor during the quarter and year to date covered by this report.

•      Material weaknesses in its internal controls, as previously reported, have caused the Company to experience delays in completing its consolidated financial statements and filing periodic reports with the U.S. Securities and Exchange Commission (the “SEC”) on a timely basis. Accordingly, the Company continues to devote substantial additional internal resources, and experience higher than expected fees for audit services.  As a result of the hiring of key financial personnel early in the second quarter of fiscal 2008, the Company does not anticipate delayed filings in future periods.

Sources of Liquidity

For the six months ended September 30, 2007, cash decreased $686,000 to $758,000 from $1,444,000 at March 31, 2007.  Working capital for the same six month period decreased by $689,000 to $2,672,000 from $3,361,000 at March 31, 2007, primarily as a result of decreases in cash and increases to accounts payable and inventory in the current six month period.

The decrease in cash resulted primarily from cash used from operating activities, capital expenditures, and payments on the Company’s long-term debt.   Cash used in operating activities for the six month period ended September 30, 2007 was $445,000 compared to cash used in operations of $50,000 for the comparable prior period. Capital expenditures totaled $48,000 for the six months ended September 30, 2007 compared to $167,000 for the comparable prior year period.   Cash used in financing activities included repayments of the Company’s long-term debt of $193,000 and $177,000 for the six months ended September 30, 2007 and 2006, respectively.

The Company’s contractual obligations and commitments (consisting of a term loan and operating leases) are disclosed below and in the Company’s 2007 Annual Report on Form 10-K in the following sections: Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources, and Item 8 Financial Statements and Supplementary Data – Notes 5 and 6 of Notes to Consolidated Financial Statements.  There were no significant changes in contractual obligations and commitments from March 31, 2007 to September 30, 2007.  The Company is not aware of any other significant cash or contractual obligations as of the filing date of this Form 10-Q.

Significant Cash and Contractual Obligations

The following table presents the Company’s debt and lease obligations at September 30, 2007:

(in thousands)	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
Term Loan	$405	$792	$—	$—	$1,197
Interest Expense on Term Loan	95	66	—	—	161
Operating Leases	186	327	296	1,953	2,762
Total	$686	$1,185	$296	$1,953	$4,120

Sufficiency of Liquidity

Based upon our current operating plan, analysis of our consolidated financial position and projected future results of operations, we believe that our operating cash flows, cash balances, and working capital, together with a moderate amount of additional borrowing, will be sufficient to finance current operating requirements, debt service, and planned capital expenditures, for the next 12 months. With total working capital of $2.7 million, and a current ratio of 2.5 as of September 30, 2007, management expects liquidity in fiscal 2008 to be generated from operating cash flows, working capital, and moderate borrowing during fiscal 2008 or 2009 to offset the $709,000, as disclosed in the Company’s Form 10-K for the year ended March 31, 2007, expended to restate the Company’s results, file Form 10-K/A, and take other actions relating to restating the year ended March 31, 2006. Since the Company has repaid well over half of its $3.5 million senior debt since fiscal year 2002, the Company is reasonably confident that it will be able to secure additional funds and is now negotiating with the current lender for additional funding. The Company cannot provide assurance that such funding will be attained.

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

Cyanotech Corporation’s strategic direction is to position itself as a world-leader in the production and marketing of high-value natural products from microalgae.  We are vertically aligned; producing raw materials in the form of microalgae processed at our 90-acre facility in Hawaii, and integrating those raw materials into finished products.  In fiscal 2008, we will continue to focus on the business-to-business wholesale market for the products and compounds that we produce, but will put greater emphasis on our Nutrex Hawaii consumer products with introduction of new product lines.  Our current product offerings include Naturally Cultivated Spirulina Pacifica® in powder, flake and tablet form, NatuRose® natural astaxanthin powder for the animal nutrition market, BioAstin® natural astaxanthin antioxidant in lipid extract, softgel caplet and micro-encapsulated beadlet form for the human nutrition and cosmetic industries and Phycobiliproteins for use in medical diagnostics.  Information about our Company and our products can be viewed at www.cyanotech.com, www.nutrex-hawaii.com or www.phycobiliprotein.com.  Consumer products can also be purchased online at www.nutrex-hawaii.com.

We are currently experiencing an upward trend in sales with unit sales increasing during the second quarter of fiscal 2008 as compared to the second quarter of fiscal 2007.  The most significant impact was due to an increase in the human astaxanthin bulk product line. The Company expects spirulina sales to remain essentially level since the product has reached a mature life cycle stage.  However, significant variability between periods and even across several periods can be expected based on historical results.

As discussed in Note 1 of “Notes to Consolidated Condensed Financial Statements” the Company has discontinued all business activity of its wholly owned Japanese subsidiary “CJYK”.  The Company made this decision due to declining sales of approximately 40% in each of the prior two fiscal years in addition to declining gross profit margins of 13% and 4% for fiscal 2007, and the six months ended September 30, 2007, respectively.  “CJYK” sales for fiscal year 2007 and the six months ended September 30, 2007, were $482,000 and $45,000, respectively.  We do not expect the discontinuance of this subsidiary to have a significant impact on our consolidated financial statements.

Overall costs are increasing in part because of non-U.S. product registration costs and increasing labor, chemical, utility and transportation costs.  We feel that these conditions will likely remain, which places significant pressure on being able to deliver profitable natural astaxanthin products in the animal nutrition market.  Consequently, we are shifting our natural astaxanthin production into higher value products such as BioAstin for human consumption until such time as reasonably profitable animal nutrition markets are identified.

With particular focus on BioAstin, the Company’s human natural astaxanthin product line, the Company is exploring options to expand consumer brand awareness, knowledge of its product line, and brands related to its product lines.  To accomplish these objectives, the Company, among other initiatives, has hired a knowledgeable sales employee, based in the continental U.S., to increase the Company’s outreach to both the U.S. and European markets.  We will be introducing new product lines, to be sold primarily through our Nutrex Hawaii subsidiary, during fiscal year 2008.

Gross profit margin percentages in fiscal year 2008 are expected to increase in comparison to fiscal year 2007 results.  We identified and corrected imbalances in astaxanthin production in the fourth quarter of fiscal 2007.  These imbalances negatively impacted fiscal year 2007 gross margins and we expect this imbalance correction to result in increased gross margins as a percentage of sales during fiscal 2008.  With competition increasing and higher production costs, pressure is placed on achieving a reasonable profit margin.

With the adoption of SFAS No. 151, the Company recognizes costs associated with abnormal amounts of idle facility expense, freight, handling costs and wasted materials (such as spoilage) as current-period charges in cost of sales.   When production costs exceed historical averages, the Company evaluates whether such costs are current-period charges or are inventoriable.   In addition, the allocation of fixed production overheads (such as depreciation and general insurance) to inventories is determined based on normal production capacity.   When the Company’s production volumes are below normal capacity limits, certain fixed production overhead costs cannot be inventoried and are recorded immediately in cost of sales.   Currently, the Company’s natural astaxanthin production is approaching levels experienced prior to fiscal year 2007.  Producing the highest quality microalgae is a complex biological process which requires balancing numerous factors including microalgal strain variation, temperature, acidity, nutrient and other environmental considerations, some of which are not within the Company’s control.

To manage its cash resources effectively, the Company will continue to balance production in light of sales demand, minimizing the cost associated with build-ups in inventory.  The Company has experienced other significant cash outflows and may need to utilize other cash resources to meet working capital needs if prolonged net losses are incurred in future periods.  A prolonged downturn in sales could impair the Company’s ability to generate sufficient cash for operations and minimize the Company’s ability to attract additional capital investment which could become necessary in order to expand into new markets or increase product offerings.

The Company expects operating expense spending to remain consistent with or moderately increase from fiscal 2007 levels after the exclusion of the previously mentioned non-cash impairment write-down and SFAS No. 144 related costs.  However, by March 31, 2008, the Company is required to be in full compliance with the Sarbanes-Oxley Act and Rules issued thereunder by the Securities and Exchange Commission, including Section 404 Compliance Standards established by the Public Companies Accounting Oversight Board. The cost of attaining and maintaining such compliance could materially decrease reported net income or increase reported net losses in future periods.

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

We have a term loan agreement that adjusts quarterly based on the prime rate.  As such, we are exposed to the interest rate risk whereby a 1% increase in the prime rate would lead to an increase of approximately $12,000 in interest expense for the year ending March 31, 2008 (based on September 30, 2007 amounts outstanding).

Item 4.  Controls and Procedures

(a) Disclosure Controls and Procedures

This Form 10-Q should be read in conjunction with Item 9A “Controls and Procedures” of the Company’s Form 10-K for the fiscal year ended March 31, 2007 filed August 16, 2007.  There were no material changes in Controls and Procedures during the current quarter.  As of September 30, 2007, the Company believes its systems and procedures are sufficient to reasonably ensure accurate financial data, but it has concluded that due to a lack of adequately trained internal accounting resources, there exists more than a remote likelihood that a material misstatement to the interim financial statements could occur and not be detected by procedures and controls over financial reporting on a timely basis.  This material weakness in internal control over financial reporting has led to an inability to produce timely filings over the past year. The Company’s new Controller-Inventory and Cost Accounting began employment on July 9, 2007. However, the duties and tasks associated with that position have not yet been fully integrated into the Company’s accounting and internal controls. Until this integration and related tasks are fully accomplished the Company believes that a material weakness exists.

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

Submission of Matters to a Vote of Security Holders —

On September 24, 2007, the following matters were submitted and voted by stockholders entitled to vote at the Company’s Annual Meeting of Stockholders:

The votes shown below are adjusted for the Company’s previously reported one for four reverse stock split.

a)              The following directors were elected to serve until the next Annual Meeting or until their successors are elected.

	For Votes	Withheld Votes
Gerald R. Cysewski	4,095,456	188,188
Michael A. Davis	4,090,509	193,135
Gregg W. Robertson	4,093,634	190,010
David I. Rosenthal	4,096,296	187,348
John T. Waldron	4,102,599	181,045
Paul C. Yuen	4,095,972	187,672

b)             Ratification of the selection of KPMG LLP as the Company’s Independent Registered Public Accounting Firm for the fiscal year ending March 31, 2008.  The vote on the ratification was 4,035,624 for, 230,874 against, and 17,146 abstaining.

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

CYANOTECH CORPORATION (Registrant)

November 7, 2007	By:	/s/Gerald R. Cysewski
(Date)		Gerald R. Cysewski
Chairman of the Board,
President and Chief Executive Officer

November 7, 2007	By:	/s/William R. Maris
(Date)		William R. Maris
Vice President – Finance & Administration,
Chief Financial Officer
(Principal Financial and Accounting
Officer)