Form 10-Q
period 2007-12-31
CYANOTECH CORP
filed 2008-02-14
CIK 768408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarterly Period Ended December 31, 2007

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

Large accelerated filer  ☐          Accelerated filer  ☐          Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

Number of common shares outstanding as of February 13, 2007:

Title of Class	Shares Outstanding
Common stock - $0.02 par value	5,242,270.

CYANOTECH CORPORATION
FORM 10-Q

INDEX

PART I. FINANCIAL INFORMATION
Discussion of Forward-Looking Statements
Item 1.	Financial Statements
Consolidated Condensed Balance Sheets as of December 31, 2007 (unaudited) and March 31, 2007
Consolidated Condensed Statements of Operations and Comprehensive Loss (unaudited) For the three and nine month periods ended December 31, 2007 and 2006
Consolidated Condensed Statements of Cash Flows (unaudited) For the nine month periods ended December 31, 2007 and 2006
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

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

CYANOTECH CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS

(Dollars in thousands except per share amounts)

	December 31 2007	March 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$790	$1,444
Accounts receivable, net of allowance for doubtful accounts of $23	1,292	1,587
Inventories (see Note 4)	1,850	1,593
Prepaid expenses and other	338	141
Total current assets	4,270	4,765

Equipment and leasehold improvements, net	4,401	4,701
Other assets	510	440
Total assets	$9,181	$9,906

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$424	$398
Customer deposits	189	—
Accounts payable	1,167	616
Accrued expenses	440	390
Total current liabilities	2,220	1,404

Other long-term liabilities	100	—
Long-term debt, excluding current maturities	673	992
Total liabilities	2,993	2,396

Stockholders’ equity: (see Note 3)
Common stock of $0.02 par value, shares authorized 7,500,000; 5,242,270 shares issued and outstanding at December 31, 2007 and March 31, 2007	105	105
Additional paid-in capital	27,333	27,333
Accumulated other comprehensive loss – foreign currency translation adjustments	(10)	(8)
Accumulated deficit	(21,240)	(19,920)
Total stockholders’ equity	6,188	7,510

Total liabilities and stockholders’ equity	$9,181	$9,906

See accompanying Notes to Consolidated Condensed Financial Statements.

CYANOTECH CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006

NET SALES	$2,763	$2,434	$7,950	$7,353
COST OF PRODUCT SALES	2,410	2,356	6,083	6,400
Gross profit	353	78	1,867	953

OPERATING EXPENSES:
Research and development	22	81	105	161
Sales and marketing	391	327	1,096	942
General and administrative	501	833	1,882	1,866
Total operating expenses	914	1,241	3,083	2,969

Loss from operations	(561)	(1,163)	(1,216)	(2,016)

OTHER INCOME (EXPENSE):
Interest income	3	12	20	38
Interest expense	(36)	(46)	(115)	(140)
Other income (expense), net	—	7	1	3

Total other expense, net	(33)	(27)	(94)	(99)

Loss before income taxes	(594)	(1,190)	(1,310)	(2,115)

INCOME TAX (BENEFIT) EXPENSE	—	(3)	10	(9)

NET LOSS	$(594)	$(1,187)	$(1,320)	$(2,106)

NET LOSS PER SHARE (see Note 6)
Basic	$(0.11)	$(0.23)	(0.25)	$(0.40)
Diluted	$(0.11)	$(0.23)	(0.25)	$(0.40)

SHARES USED IN CALCULATION OF NET LOSS PER SHARE:
Basic	5,242	5,234	5,242	5,234
Diluted	5,242	5,234	5,242	5,234

COMPREHENSIVE LOSS:
Net loss	$(594)	$(1,187)	(1,320)	$(2,106)
Other comprehensive loss	—	(8)	(4)	(8)
	$(594)	$(1,195)	$(1,324)	$(2,114)

See accompanying Notes to Consolidated Financial Statements.

CYANOTECH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)
(Unaudited)

	Nine Months Ended December 31,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,320)	$(2,106)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	380	959
Provision for allowance for doubtful accounts	—	4
Amortization of debt issue costs and other assets	27	27
Net (increase) decrease in:
Accounts receivable	295	686
Refundable income taxes	8	(10)
Inventories	(257)	259
Prepaid expenses and other assets	(304)	(81)
Net increase (decrease) in:
Customer deposits	289	—
Accounts payable	551	153
Accrued expenses	50	91
Net cash used in operating activities	(281)	(18)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in equipment and leasehold improvements	(80)	(246)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options and warrants	—	3
Principal payments on long-term debt	(293)	(268)
Net cash used in financing activities	(293)	(265)

Net decrease in cash and cash equivalents	(654)	(529)

Cash and cash equivalents at beginning of period	1,444	1,835

Cash and cash equivalents at end of period	$790	$1,306

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$94	$118
Income taxes	$10	$1

See accompanying Notes to Consolidated Financial Statements.

CYANOTECH CORPORATION
FORM 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2007
(Unaudited)

1.             BASIS OF PRESENTATION

The accompanying consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by Generally Accepted Accounting Principles (GAAP) for complete financial statements.  These consolidated financial statements and notes should be read in conjunction with the Company’s consolidated financial statements contained in the Company’s report on Form 10-K for the year ended March 31, 2007 filed on August 16, 2007.

The accompanying consolidated condensed financial statements include the accounts of Cyanotech Corporation and its wholly owned subsidiaries, Nutrex Hawaii, Inc. (“Nutrex Hawaii” or “Nutrex”) and Cyanotech Japan YK (“Cyanotech Japan” or “CJYK”). All significant intercompany balances and transactions have been eliminated in consolidation.  On August 31, 2007, the Company discontinued the activity of its wholly owned Japanese subsidiary “CJYK.”  All aquaculture feed business in Japan was absorbed through the Company’s domestic operations.  “CJYK” remained a registered Japanese corporation until November 30, 2007, at which time it was dissolved.  All “CJYK” assets and liabilities were absorbed into the Company as of September 1, 2007, and no significant “CJYK” assets or liabilities existed except for cash of approximately $50,000.  “CJYK” was under no contractual obligations at August 31, 2007.  The Company made this decision due to declining sales of approximately 40% in each of the prior two fiscal years in addition to declining gross profit margins of 13% and 4% for fiscal 2007, and the nine month period ended December 31, 2007, respectively.  “CJYK” sales for fiscal year 2007 and the nine months ended December 31, 2007, were $482,000 and $45,000, respectively.  We do not expect the dissolution of this subsidiary to have a significant impact on our consolidated financial statements.

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

2.             INCOME TAXES

The Company is subject to taxation in the United States and two state jurisdictions. No remaining or future tax liabilities are expected with respect to the dissolution of “CJYK.”  The preparation of tax returns requires the Company to interpret the applicable tax laws and regulations in effect in such jurisdictions, which could affect the amount of tax paid by the Company. The Company, in consultation with its tax advisors, files its tax returns on interpretations that are believed to be reasonable under the circumstances. The tax returns, however, are subject to routine reviews by the various taxing authorities in the jurisdictions in which the Company files its returns.  As part of these reviews, a taxing authority may disagree with respect to the tax positions taken by the Company (“uncertain tax positions”) and therefore require the Company to pay additional taxes. As required under applicable accounting rules, the Company evaluates the requirement for additional tax accruals, but for the three and nine months ended December 31, 2007, no accrual was recorded based on this evaluation of potential additional tax liability, including interest and penalties, which the Company could incur as a result of the ultimate resolution of its uncertain tax positions.  The Company reviews and updates the accrual for uncertain tax positions as more definitive information becomes available from taxing authorities, completion of tax audits, expiration of statute of limitations, or upon occurrence of other events.

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

As a result of the implementation of FIN 48, the Company did not recognize a liability for unrecognized tax benefits and, accordingly, was not required to record any cumulative effect adjustment to beginning of year retained earnings.  As of both the date of adoption and December 31, 2007, there was no significant liability for income tax associated with unrecognized tax benefits.

The Company recognizes interest accrued related to unrecognized tax benefits as well as any related penalties in interest income or expense in its condensed consolidated statements of operations, which is consistent with the recognition of these items in prior reporting periods.  As of the date of adoption and during the three and nine months ended December 31, 2007, the Company was not required to have an accrual for the payment of interest and penalties related to uncertain tax positions.  With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examination by tax authorities for tax years before 2001.

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

Stock Options

As of December 31, 2007, the Company had the following two shareholder approved stock plans under which shares were available for equity-based awards: the 2005 Stock Option Plan (the “2005 Plan”) wherein 200,000 shares of common stock are reserved for issuance, and the plan terminates on August 21, 2015, and the Independent Director Stock Option and Stock Grant Plan (the “2004 Plan”) wherein 75,000 shares of common stock are reserved for issuance.  Under the 2005 Plan, eligible employees and certain independent consultants may be granted options to purchase shares of the Company’s Stock. The shares issuable under the 2005 Plan will either be shares of the Company’s authorized but previously unissued common stock or shares reacquired by the Company, including shares purchased on the open market.  As of December 31, 2007, 195,000 options remained available for grant under the 2005 Plan.  Concurrent with the 2005 Plan approval on August 22, 2005, the 1995 Stock Option Plan was terminated except for the outstanding options issued thereunder.  Under the 2004 Plan, upon election to the Board of Directors, a newly elected non-employee director is granted a ten-year option to purchase 1,000 shares of the Company’s common stock at a fair market value on the date of grant.  All such options are granted at fair market value on the date of grant.  Options granted vest and become exercisable nine months from the date of grant.  In addition, on the date of each Annual Meeting of Stockholders, each non-employee director continuing in office is automatically granted, without payment, 875 shares of common stock, non-transferable for nine months following the date of grant.  As of December 31, 2007, 70,250 options remained available for grant under the 2004 Plan.  Concurrent with the 2004 Plan approval on August 16, 2004, the 1994 Non-Employee Director Stock Option and Stock Grant Plan was terminated except for the outstanding options issued thereunder.

The following table presents shares authorized, available for future grant and outstanding under each of the Company’s plans:

	As of December 31, 2007
	Authorized	Available	Outstanding

2005 Plan	200,000	195,000	5,000
2004 Plan	75,000	65,375	1,000
1995 Plan	—	—	55,872
1994 Plan	—	—	3,750
Total	275,000	260,375	65,622

All stock option grants made under the 2005 Plan and the 2004 Directors Plan are made at exercise prices no less than the Company’s closing stock price on the date of grant. Options under the 2005 Plan are granted, and are vested and exercisable as determined by the Board of Directors or the Stock Option and Compensation Committee of the Board in accordance with the provisions of the 2005 Stock Option Plan.  Discussion relative to option granting, vesting, exercising, and other conditions are set forth in a Stock Option Agreement evidencing each grant. No option can have a life in excess of ten (10) years.  The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model. The model will use various assumptions, including a risk-free interest rate, the expected term of the options, the expected stock price volatility over the expected term of the options, and the expected dividend yield. Compensation expense for employee stock options will be recognized ratably over the vesting term.   There were no stock options granted during the three and nine months ended December 31, 2007, or during the three and nine months ended December 31, 2006, thus the average fair value assumptions used in the valuation of stock option grants are not disclosed until the time of such grants.

As of December 31, 2007, total unrecognized stock-based compensation expense related to unvested stock options was $1,408 which is expected to be expensed over a weighted-average period of 1.6 years.

A summary of option activity under Cyanotech Corporation’s Stock Plans for the three months ended December 31, 2007 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Average Intrinsic Value
Balance at September 30, 2007	67,322	$4.23	1.60	$284,824
Granted	—	—	—	—
Exercised	—	—	—	—
Expired	(1,000)	2.04	—	(2,040)
Forfeited	(700)	4.40	—	(3,080)
Balance at December 31, 2007	65,622	$4.26	1.37	$279,704

The following table summarizes the weighted average characteristics of outstanding stock options as of December 31, 2007:

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Number of Shares	Remaining Life (Years)	Weighted Average Price	Number of Shares	Weighted Average Price
$1.84 - $2.60	33,094	1.22	$2.09	33,094	$2.09
$4.20 - $6.50	26,278	1.83	4.51	26,278	4.51
$14.75 - $14.75	6,250	0.28	14.75	6,250	14.75
Total stock options	65,622	1.37	4.26	65,622	4.26

A summary of option activity under Cyanotech Corporation’s Stock Plans for the nine months ended December 31, 2007 is presented below:

Option Activity	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2007	84,172	$3.86	1.77	$324,904
Granted	—	—	—	—
Exercised	—	$—	—	—
Forfeited or expired	(18,550)	$2.44	—	(45,200)
Outstanding at December 31, 2007	65,622	$4.26	1.37 years	$279,704
Exercisable at December 31, 2007	65,622	$4.26	1.37 years	$279,704

A summary of Cyanotech Corporation’s non-vested options for the nine months ended December 31, 2007 is presented below:

Nonvested Options	Shares	Weighted Average Grant-Date Fair Value
Nonvested at March 31, 2007	699	$4.40
Granted	—	—
Vested	699	4.40
Forfeited or expired	—	—
Nonvested at December 31, 2007	—	$—

Warrants

The Company had issued warrants which allow the warrant holders rights to acquire an equivalent number of shares of common stock at a stated exercise price. Warrants outstanding during the periods indicated were as follows:

Warrants issued in connection with:	Term Loan
Grant date:	April 2000
Expiration date:	April 2011
Exercise price:	$10.20

Balance at March 31, 2007	5,000
Exercises	—
Expired	—
Balance at December 31, 2007	5,000

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

	December 31, 2007	March 31, 2007
	(in thousands)
Raw materials	$315	$246
Work in process	139	281
Finished goods	1,232	929
Supplies	164	137
	$1,850	$1,593

The Company adopted SFAS No. 151 effective April 1, 2006. In accordance with SFAS No. 151, fixed production related costs of approximately $121,000, and $105,000 were not inventoried for the quarter ended December 31, 2007 and December 31, 2006 respectively, and $178,000 and $275,000 for the nine months ended December 31, 2007 and December 31, 2006 respectively, due to production below normal capacity.

During the current quarter, the Company identified and corrected errors to inventory balances which related to previous quarters during fiscal 2008.  The impact of these errors and their correction in the December 31, 2007 quarter were not material to any of the quarterly financial information related to fiscal year end March 31, 2008.

5.             EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives for equipment and furniture and fixtures, or the shorter of the land lease term or estimated useful lives for leasehold improvements as follows:

Equipment	3 to 10 years
Furniture and fixtures	7 years
Leasehold improvements	10 to 20 years

Equipment and leasehold improvements consist of the following:

	December 31, 2007	March 31, 2007
	(in thousands)
Equipment	$6,341	$6,257
Leasehold improvements	7,347	7,335
Furniture and fixtures	94	87
	13,782	13,679
Less accumulated depreciation & amortization	(9,490)	(9,110)
Construction in-progress	109	132
Equipment and leasehold improvements, net	$4,401	$4,701

At March 31, 2007, the above equipment, leasehold improvements, accumulated depreciation and construction in-progress amounts were reduced by a net $4.5 million impairment charge resulting from management’s analysis under SFAS No. 144, as discussed in Note 3 to the Consolidated Financial Statements of Form 10-K for the year ended March 31, 2007.

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Upon such an occurrence,

recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows to which the assets relate, to the carrying amount. If the asset is determined to be unable to recover its carrying value, then the carrying value of the long-lived assets are compared to the asset’s fair value. The Company has determined fair value based upon present values of expected future cash flows.  The Company’s SFAS No. 144 analysis for the three and nine months ended December 31, 2007, resulted in no asset impairment charge.

6.             CUSTOMER DEPOSITS

                The Company received a restricted security deposit of $200,000 cash in connection with a sales contract during the quarter.  The deposit is apportioned between current and long-term as follows:  $100,000 in “Prepaid expenses and assets” and $100,000 in “Other assets”, offset by $100,000 in “Customer deposits” and $100,000 in “Other long-term liabilities”.  It is uncertain whether any portion of these funds could eventually become available to the Company, as their release is dependent on sales volumes with the customer.

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

Reconciliations between the numerator and the denominator of the basic and diluted earnings per share computations for the three months ended December 31, 2007 and 2006 are as follows (in thousands, except per share amounts):

	Three Months Ended December 31, 2007			Three Months Ended December 31, 2006
	Net Loss	Shares	Per Share	Net Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic net loss per share	$(594)	5,242	$(0.11)	$(1,187)	5,234	$(0.23)
Effect of dilutive securities — Common stock options and warrants	—	—	—	—	—	—
Diluted net loss per share	$(594)	5,242	$(0.11)	$(1,187)	5,234	$(0.23)

Reconciliations between the numerator and the denominator of the basic and diluted earnings per share computations for the nine months ended December 31, 2007 and 2006 are as follows (in thousands, except per share amounts):

	Nine Months Ended December 31, 2007			Nine Months Ended December 31, 2006
	Net Loss	Shares	Per Share	Net Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic net loss per share	$(1,320)	5,242	$(0.25)	$(2,106)	5,234	$(0.40)
Effect of dilutive securities — Common stock options and warrants	—	—	—	—	—	—
Diluted net loss per share	$(1,320)	5,242	$(0.25)	$(2,106)	5,234	$(0.40)

Basic and diluted earnings per share are the same in periods of a net loss, thus there is no effect of dilutive securities when a net loss is recorded.  There were approximately 71,000 and 89,000 securities excluded from the calculation of diluted loss per share because their effect was anti-dilutive for the three months ended December 31, 2007 and 2006, respectively.  They were anti-dilutive due to the exercise price being greater than the Company’s weighted-average stock price for the period.

The following securities were excluded from the calculation of diluted earnings per share because their effect was antidilutive (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006
Stock options and warrants	71	89	71	89

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

Overview

Comparisons of selected consolidated statements of operations data as reported herein follow for the periods indicated (dollars in thousands):

	Three Months Ended December 31, 2007	Three Months Ended December 31, 2006	Change

Net sales:
Spirulina products	$1,095	$1,475	(26)%
Natural astaxanthin products	1,632	950	72%
Other products	36	9	300%
Total sales, all products	$2,763	$2,434	14%

	Three Months Ended December 31, 2007	Three Months Ended December 31, 2006	Change

Gross profit	$353	$78	353%
Loss from operations	$(561)	$(1,163)	(52)%
Net loss	$(594)	$(1,187)	(50)%

	Nine Months Ended December 31, 2007	Nine Months Ended December 31, 2006	Change

Net sales:
Spirulina products	$4,033	$4,437	(9)%
Natural astaxanthin products	3,805	2,840	34%
Other products	112	76	47%
Total sales, all products	$7,950	$7,353	8%

Gross profit	$1,867	$953	96%
Loss from operations	$(1,216)	$(2,016)	40%
Net loss	$(1,320)	$(2,106)	37%

Sales for the third quarter of fiscal 2008 ended December 31, 2007 increased from the comparable prior year period by $329,000 or 14% due primarily to a 72% increase in natural astaxanthin product sales.

Spirulina sales were $1,095,000, decreasing 26% from the prior year period. The decrease was primarily due to a lack of product stemming from previously disclosed production problems. These problems have been solved, with the Company devoting significant resources to the solution effort during the last half of the third quarter ended December 31, 2007. However, the effort itself was hampered and delayed by flooding due to an abnormal rainstorm during early December. This event was the primary reason the Company recorded non-inventoriable, abnormal period costs totaling approximately $604,000 during the quarter.

Natural astaxanthin total product line sales overall experienced a 72% increase to $1,632,000 in the third quarter of fiscal 2008, increasing by $682,000 compared to $950,000 in the quarter ended December 31, 2006. The increase primarily driven by increased natural astaxanthin unit sales. Natural astaxanthin product sales, not including NatuRose, increased by 137% compared to the comparable prior period. NatuRose product sales decreased by 39% from the comparable prior year period in accordance with the Company’s previously announced emphasis toward human consumption grade products. As previously discussed, and in light of deemphasizing NatuRose sales, the Company discontinued all business activity of its wholly owned Japanese subsidiary “CJYK”. All NatuRose aquaculture feed and other business in Japan was absorbed into the Company’s domestic operations. The discontinuance of “CJYK” is not expected to have a significant current or future financial impact. In addition, the Company continues to increase its focus on building market share in the human nutrition market with a major focus on differentiating BioAstin from lower quality offerings from competitors.

Our gross profit margin as a percentage of sales was 13% for the three months ended December 31, 2007 compared to 3% for the same period a year ago. Sales for the three months ended December 31, 2007 increased 14% from the comparable prior year period, while the cost of sales, including spirulina production abnormal period costs, increased 2% to $2,410,000 for the three months ended December 31, 2007. The cost of product sales in the comparable quarter ended December 31, 2006 was $2,356,000 due to a production imbalance disclosed and discussed for that quarter. The relatively small 2% cost of products sold increase between the comparable quarters is primarily due to $600,000 of spirulina related period costs which were not inventoriable in the quarter ended December 31, 2007 due to the Company experiencing a severe interruption in spirulina production caused by dilution and overflow from torrential rains while the company was re-inoculating its spirulina ponds to improve yield. During the yield improvement project the production facility experienced an unprecedented seven inches of rain in three days. The resulting flood significantly harmed the re-inoculation process. After the rains subsided, the Company took aggressive action to complete the process, correct dilution and overflow problems, and restore production. The Company returned to full spirulina production in January 2008. However, an abnormal amount of time and material was consumed during the quarter ended December 31, 2007, resulting in $600,000 of non-inventoriable spirulina production period cost.

During the three and nine months ended December 31, 2007, as part of cost of sales, the Company recorded total non-inventoriable costs of approximately $839,000 and $1,299,000, respectively. The three months ended December 31, 2007 included $604,000 of period costs resulting from the abnormal production, $121,000 of otherwise inventoriable fixed costs which could not be inventoried due to production output below normal capacity, and $28,000 of otherwise inventoriable fixed costs which could not be inventoried because such costs would have exceeded the market value for such inventory. The nine months ended December 31, 2007 included $647,000 of period costs resulting from the abnormal production, $178,000 of otherwise inventoriable fixed costs which could not be inventoried due to production output below normal capacity, and $141,000 of otherwise inventoriable fixed costs which could not be inventoried because such costs would have exceeded the market value for such inventory.

Late in the quarter ended December 31, 2007, the Company announced the lay-off of approximately 20% of its workforce in order to conserve working capital and to reduce production costs going forward. Due to timing and minor severance pay costs, the Company experienced only slight third quarter expense reductions due to the lay-offs. The lay-offs created no liabilities or obligations extending beyond the quarter ended December 31, 2007.

Operating expenses during the quarter ended December 31, 2007 were 26% less than during the comparable quarter ended December 31, 2006. This was primarily due to a 40% reduction in general and administrative costs. General and administrative costs were greater during the quarter ended December 31, 2006 because the Company was engaged in restating its Form 10-K dated March 31, 2006, preparing to file Form 10-K/A dated March 31, 2006, and preparing resultant delayed Forms 10-Q for the first, second, and third quarters of the fiscal year ended March 31, 2007. The process just discussed required significant previously disclosed outlays for professional services. Accordingly, total general and administrative costs during the quarter ended December 31, 2007 were 40% less than during the quarter ended December 31, 2006, and total operating expenses for the quarter ended December 31, 2007 are 26% less than during the quarter ended December 31, 2006.

The net loss for the third quarter of fiscal 2008 decreased to $594,000 compared to a net loss of $1,187,000 in the comparable quarter of fiscal 2007. The decrease in net loss is primarily due to increased sales as noted above, in conjunction with the above mentioned relatively small increase in the cost of goods sold coupled with the aforementioned 26% decrease in total operating expenses.

Third Quarter of Fiscal 2008 Compared to Third Quarter of Fiscal 2007

Net sales for the third quarter of fiscal 2008 increased to $2,763,000 compared to $2,434,000 for the quarter ended December 31, 2006. Sales of spirulina products for the third quarter of fiscal 2008 were $1,095,000, compared to $1,475,000 in the third quarter of fiscal 2007. As a percentage of sales, spirulina was 40% of total sales in the third quarter of fiscal 2008, compared to 61% for the comparable period a year ago. The spirulina decrease resulted from the third quarter spirulina production shortfall discussed in the Outlook section of this report and in the gross profit discussion below. In terms of spirulina production, the three months ended December 31, 2007 experienced a spirulina production decrease to 31 percent of the amount produced during the quarter ended December 31, 2006.

Natural astaxanthin product sales for the third quarter of fiscal 2008 were $1,632,000 compared to $950,000 in the third quarter of fiscal 2007 due to increased unit sales. As a percentage of sales, natural astaxanthin product sales including NatuRose animal feed astaxanthin were 59% of total sales in the third quarter of fiscal 2008, compared to 39% for the comparable period a year ago. With respect to NatuRose sales in particular, as previously disclosed the Company has discontinued all business activity of its wholly owned Japanese subsidiary “CJYK”. All aquaculture feed business in Japan has been absorbed into the Company’s domestic operations. The discontinuance of “CJYK” is not expected to have a significant current or future financial impact.

Other products sales were $36,000 during the third quarter of fiscal 2008 and $9,000 during the third quarter of fiscal 2007, and representing 1% or less of sales in both periods.

International sales were 41% of total sales for the third quarter of fiscal 2008, compared to 44% a year ago. Historically, our major customers (sales exceeding 10% of total sales) have been two distributors, one based in Europe and one in the United States. For the three months ended December 31, 2007, our European distributor accounted for 9% of total sales as compared to 10% of total sales for the comparable period of fiscal 2007. Sales to the United States distributor were less than 10% of total sales in each of the third quarters of fiscal years 2008 and 2007.

Gross profit, derived from net sales less the cost of product sales, primarily includes the cost of materials, manufacturing overhead costs, direct labor costs and depreciation. Gross profit for the three months ended December 31, 2007 was $353,000 with a gross profit margin percentage of 13%, increased from gross profit of $78,000 and a gross profit margin of 3% reported for the comparable prior year quarter. The gross profit margin improvement was due to a 14% increase in sales for the third quarter of fiscal year 2008 compared to the same quarter a year ago, partially offset by a 2% increase in cost of sales from the same comparable prior year period. For the three months ended December 31, 2007, cost of sales includes $604,000 of non-inventoriable period costs primarily related to the previously discussed spirulina production shortfall. During the current quarter, the Company experienced a severe interruption in spirulina production caused by dilution and overflow from torrential rains while the Company was re-inoculating its ponds to improve yield. During the yield improvement project, inclement weather significantly harmed these efforts causing the Company to consume additional resources and materials in order to restore production. As discussed earlier, in terms of spirulina production, the three months ended December 31, 2007 experienced a spirulina production decrease to 31 percent of the amount produced during the quarter ended December 31, 2006. The Company returned to typical spirulina production levels in January 2008.

Primarily as a result of the above discussed spirulina production shortfall, the Company’s cost of sales, at $2,410,000 for the three months ended December 31, 2007, was nearly equal to the Company’s cost of sales of $2,356,000 during the three months ended December 31, 2006. This is because during the three months ended December 31, 2006 the Company experienced production problems in its natural astaxanthin production due to an imbalance in critical factors which affected the biological cultivation process and which resulted in non-inventoriable period costs of $284,000 during the quarter ended December 31, 2006. In addition to the foregoing period costs, $121,000 and $105,000 of fixed production overhead costs were not inventoriable during the three months ended December 31, 2007 and 2006, respectively, due to production output levels below normal capacity. Also, $28,000 and $65,000 of production costs were not inventoriable because such costs would have exceeded the market value for such inventory during the three months ended December 31, 2007 and 2006, respectively.

Operating expenses for the three months ended December 31, 2007 were 33% of sales or $914,000, compared to 51% of sales or $1,241,000 for the three months ended December 31, 2006. The $327,000 decrease in operating expenses during the three months ended December 31, 2007, compared with the three months ended December 31, 2006 was primarily due to prior comparable period contractual services and legal expenses resulting from restating the Company’s Form 10-K for the year ended March 31, 2006 and filing Form 10-K/A for the same year end. In addition, and related to filing Form 10-K/A, the Company delayed its filings of Forms 10-Q for the quarters ended June 30, 2007, and September 30, 2007. These events have been previously disclosed and discussed. As a result, general and administrative expenses for the three months ended December 31, 2007 were less than for the three months ended December 31, 2006. Also, compared to the prior comparable quarter, in December of the current quarter the Company reduced its workforce by approximately 20%, and a small operating expense cost reduction is reflected in the current quarter result. In addition, the Company is required to comply with the Sarbanes-Oxley Act by March 31, 2008 and costs of $15,000 related to this requirement are reflected in current quarter general and administrative expense result.

In addition to the foregoing, sales and marketing expenses increased 20% in the third quarter of fiscal 2008 over prior comparable period amounts driven primarily by spending on new product introductions. However, the Company plans to reduce new product spending and other sales and marketing expenses, as will be discussed further in the Outlook section of this report. Research and development expense decreased by 73% in the third quarter of fiscal 2008 over the prior period comparable amounts due to effort diverted to spirulina production recovery.

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

The end result of the foregoing was a net loss of $594,000, or ($0.11) per diluted share, for the three months ended December 31, 2007, as compared to a net loss of $1,187,000, or ($0.23) per diluted share, for the comparable prior year quarter.

Nine months Ended December 31, 2007 Compared to Nine months Ended December 31, 2006

Net sales for the nine months ended December 31, 2007 were $7,950,000, an increase of 8% from sales of $7,353,000 reported for the comparable period a year ago. The increase in sales over the prior year’s nine-month period was largely the result of increased sales volumes of BioAstin gelcaps and other BioAstin products, offset in part by decreased sales of spirulina products and decreased sales of astaxanthin NatuRose products. International sales represented 42% of net sales for the nine months ended December 31, 2007 compared to 46% for the same period a year ago. For the nine months ended December 31, 2007 and December 31, 2006, our European distributor accounted for 14% and 9% of total sales respectively, with sales to our United States distributor accounting for less than 10% of total sales.

For the nine months ended December 31, 2007, gross profit margin as a percentage of sales increased to 23% from 13% for the comparable prior year period. The gross profit margin improvement resulted from higher sales which increased 8% from the comparable nine month period a year ago and lower cost of sales which decreased 5% from the same period a year ago. Costs of sales was impacted in the nine months ended December 31, 2007 and 2006 due to separate isolated production problems which have been remedied.  As previously discussed, in the nine months ended December 31, 2007, the Company experienced production problems in its spirulina production due to the dilution and overflow from torrential rains while the Company was re-inoculating its ponds to improve production yields.  During the nine months ended December 31, 2006, the Company experienced production problems in its natural astaxanthin production from an imbalance in critical factors which affected the biological cultivation process.  As a result of the production problems incurred during the current and prior year, non-inventoriable period costs were $647,000 and $434,000 for the nine months ended December 31, 2007 and 2006, respectively.  In addition, production levels were below normal capacity, resulting in $178,000 and $275,000 of fixed production overhead costs which were not inventoried for the nine months ended December 31, 2007 and 2006, respectively.  The Company also did not inventory $141,000 and $295,000 of production costs related to certain products because such costs would have exceeded the market value for such inventory for the nine months ended December 31, 2007 and 2006, respectively.

Operating expenses for the nine months ended December 31, 2007 were $3,083,000, an increase of $114,000 or 4% from the comparable prior year period.  The increase in such expense reflects increased general and administrative expenses, increased sales and marketing expenses, and decreased research and development expense. Increased general and administrative expense during the current nine-month period was primarily due to increased accounting and auditing fees as well as consulting services related to late filings of Form 10-K for the year ended March 31, 2007 and Form 10-Q for the period ended June 30, 2007. Increased expenses for sales and marketing were related to advertising campaigns. Decreased research and development expense for the current nine-month period reflects the Company’s efforts to contain expenses where possible. While it is our goal to contain discretionary operating spending in our research and development, sales and marketing, and general and administrative activities, it may become necessary for the Company to selectively increase spending in some or all of these areas to remain competitive and to comply with regulatory requirements.

Net other expense, which includes interest on the Company’s debt, for the nine months ended December 31, 2007, was comparable to the same period of the prior fiscal year.

For the nine months ended December 31, 2007, an income tax expense of $10,000 was recorded compared to an income tax benefit recorded of $9,000 for the same period of the prior year. The Company does not expect any additional United States income taxes for the current fiscal year as a result of available net operating loss carry-forwards.

The Company recorded a net loss of $1,320,000 or ($0.25) per diluted share for the nine month period ended December 31, 2007. For the same period a year ago the Company reported net loss of $2,106,000 or ($0.40) per diluted share.

Variability of Results

The Company has experienced significant quarterly fluctuations in operating results and anticipates that these fluctuations may continue in future periods.  As described in previous paragraphs, operating results have fluctuated as a result of changes in sales levels to our customers, competition (both pricing, new products and other market trends) and production difficulties, including non-inventoriable production costs, as discussed earlier in this report, variable production results, and the impact of operating in an area where utility costs are sensitive to oil prices. The Company has also, during its history, experienced production difficulties as a result of inclement weather, changes in the mix between sales of bulk and packaged consumer products and start up costs associated with new product introductions, new facilities and expansion into new markets.  In addition, future operating results may fluctuate as a result of factors beyond the Company’s control such as foreign exchange fluctuations, changes in government regulations, and economic changes in the regions it operates in and sells to. A portion of our operating expenses are relatively fixed, and the timing of increases in expense levels is based in large part on forecasts of future sales.  Therefore, if net sales are below expectations in any given period, the adverse impact on results of operations may be magnified by our inability to meaningfully adjust spending in certain areas, or the inability to adjust spending quickly enough, as in personnel and administrative costs, to compensate for a sales shortfall. We may also choose to reduce prices or increase spending in response to market conditions, and these decisions may have a material adverse effect on financial condition and results of operations.

Financial Condition

Cash and cash equivalents decreased $654,000 or 45% to $790,000 at December 31, 2007, from $1.4 million at March 31, 2007. This decrease in cash resulted from cash used in operating activities of $281,000, as well as cash used in investing activities of $80,000, and cash used in financing activities of $293,000. Cash used in operating activities for the nine months ended December 31, 2007 reflects increases in inventory of $257,000, an increase in prepaid and other assets of $304,000, and offset partially by a decrease in accounts receivable of $295,000 and an increase in accounts payable of $551,000. Restricted cash of $200,000 was provided by a customer and is reflected in “Prepaid expenses and other” and “Other assets” offset by current and long term liabilities. The Company cannot access these funds and deems it uncertain whether or when any portion of these funds could eventually become available to the Company as their release is dependent on sales volumes with the customer. Any interest earned on the restricted cash will be accumulated with the funds for the benefit of the Customer, and, accordingly, such interest is not reflected in other income of the Company.

Net negative impact on cash results from the foregoing items combined with a net loss of $1,320,000 before non-cash adjustments for depreciation and amortization of $407,000. Cash flows used in investing activities reflect capital expenditures during the first nine months of fiscal 2008. Cash flows used in financing activities are attributable to debt payments during that period.

As of December 31, 2007, the Company’s net accounts receivable decreased $295,000 to $1,292,000 from $1,587,000 as of March 31, 2007. The decrease in accounts receivable is primarily the result of the timing of collection on the customer’s accounts. The Company believes that its accounts receivable are collectible net of the allowance for doubtful accounts of $23,000 at December 31, 2007.

The Company’s net inventory increased $257,000 or 16% to $1,850,000 as of December 31, 2007 compared to $1,593,000 as of March 31, 2007. The increase in inventory during the first nine months of fiscal 2008 is primarily due to producing more astaxanthin in the first nine months of fiscal 2008 than in the comparable period of fiscal 2007. This is consistent with the Company’s transition emphasizing human astaxanthin products. During the current quarter, the Company identified and corrected errors to inventory balances which related to previous quarters during fiscal 2008. The impact of these errors and their correction in the December 31, 2007 quarter were not material to any of the quarterly financial information related to fiscal year end March 31, 2008.

Liquidity and Capital Resources

The Company has applied to its current senior debt holder for additional funds in the form of additional borrowing on its existing senior debt which is under a US Department of Agriculture (USDA) Rural Development program. The Company is a significant agricultural employer, producer, and exporter in its headquarters state, and therefore applied for additional funds under the Company’s existing US Department of Agriculture Rural Development loan program. As of the date of this report, the Company has received preliminary senior debt holder and USDA approval for additional funds of approximately $1 million on terms consistent with its existing senior debt. The Company has accepted a commitment letter from the senior debt holder and has also received preliminary approval documents from the US Department of Agriculture. The Company expects to receive the additional funds in the fourth quarter of the fiscal year ended March 31, 2008. The Company applied for the additional funds primarily in order to partially offset significant one-time spending on administrative matters, particularly spending related to the restatement and filing of Form 10-K/A for the year ended March 31, 2006, and spending occasioned by the previously discussed astaxanthin production shortfall in the fiscal year ended March 31, 2007, and the spirulina shortfall in the third quarter ended December 31, 2007. While the Company is reasonably confident that the funds will be received, it cannot provide assurance of such receipt. If such loan should not be funded, the Company’s financial position could be adversely affected.

The Company has, as previously reported, experienced a number of factors that have negatively impacted its balance sheet and liquidity, including the following:

•      The Company has experienced significant recurring net losses. At March 31, 2007, the Company had an accumulated deficit of $19,920,000 compared to an accumulated deficit of $12,495,000 at March 31, 2006. This accumulated deficit increased by $1,320,000 for the nine months ended December 31, 2007. As discussed earlier, and as required under Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets,” as of March 31, 2007 the Company recorded a non-cash impairment charge reducing, by $4.5 million, the values of certain production equipment and leasehold improvement assets. This non-cash charge did not impact liquidity.

•      The Company’s business has not generated positive cash from operating activities in five of the eight quarters during fiscal years ended March 31, 2007 and 2006, nor during the quarter and year to date covered by this report.

•      Material weaknesses in its internal controls, as previously reported, have caused the Company to experience delays in completing its consolidated financial statements and filing periodic reports with the U.S. Securities and Exchange Commission (the “SEC”) on a timely basis. Accordingly, the Company continues to devote substantial additional internal resources, and to experience higher than expected fees for audit services. The Company previously reported the addition of a Controller of Cost and Inventory Accounting. However, this employee left the Company during the quarter ended December 31, 2007. The Company has decided that the addition of the employee did not, as intended, enhance internal control or mitigate the aforementioned material weakness. At present the Company has concluded that more rigorous emphasis on improving the capabilities of existing systems, procedures, and existing personnel, will correct the material weakness.

•      In addition to the foregoing item, to conserve liquidity and reduce costs as previously announced, the Company cut its workforce by approximately 20% in early December 2007. The lay-offs have not had a negative impact on productivity and are not expected to do so.

•      Finally, as part of its request to the senior debt holder for additional funding, the Company has undertaken an aggressive plan to de-emphasize new product introductions and related sales and marketing expenses, and to aggressively reduce administrative and sales and marketing expenses in general.

Sources of Liquidity

For the nine months ended December 31, 2007, cash decreased $654,000 to $790,000 from $1,444,000 at March 31, 2007. Working capital for the same nine month period decreased by $1,411,000 to $1,950,000 from $3,361,000 at March 31, 2007, primarily as a result of decreases in cash and increases to accounts payable and inventory in the current nine month period.

The decrease in cash resulted primarily from cash used from operating activities, capital expenditures, and payments on the Company’s long-term debt. Cash used in operating activities for the nine month period ended December 31, 2007 was $281,000 compared to cash used in operations of $18,000 for the comparable prior period. Capital expenditures totaled $80,000 for the nine months ended December 31, 2007 compared to $246,000 for the comparable prior year period. Cash used in financing activities included repayments of the Company’s long-term debt of $293,000 and $268,000 for the nine months ended December 31, 2007 and 2006, respectively.

The Company’s contractual obligations and commitments (consisting of a term loan and operating leases) are disclosed below and in the Company’s 2007 Annual Report on Form 10-K in the following sections: Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources, and Item 8 Financial Statements and Supplementary Data–Notes 5 and 6 of Notes to Consolidated Financial Statements. There were no significant changes in contractual obligations and commitments from March 31, 2007 to December 31, 2007 other than the Company has applied to its senior debt holder for additional funds, and has committed itself to complete the process of securing such funds of approximately $1 million and to accept a corresponding increase in its senior debt obligation. While the Company is reasonably confident that the funds will be received, it cannot provide assurance of such receipt. In addition, to the foregoing and as discussed earlier in this report, the Company received $200,000 restricted cash funds from a customer on a one-time basis. It is uncertain whether any amount of these funds could eventually become available to the Company; accordingly, the restricted funds are carried as an other asset offset by corresponding liabilities.

Significant Cash and Contractual Obligations

The following table presents the Company’s debt and lease obligations at December 31, 2007:

(in thousands)	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
Term Loan	$424	$673	$—	$—	$1,097
Interest Expense on Term Loan	82	47	—	—	129
Operating Leases	186	318	296	1,509	2,309
Total	$692	$1,038	$296	$1,509	$3,535

Sufficiency of Liquidity

Based upon the Company’s aforementioned preliminarily approved application to its current senior debt holder for additional funds of approximately $1 million in the form of additional borrowing on its existing senior debt which is under a US Department of Agriculture Rural Development program, the expense reduction measures discussed earlier in this report, and analysis of the Company’s consolidated financial position and projected future results of operations, we believe that our operating cash flows, cash balances, and working capital, together with the additional funds, will be sufficient to finance current operating requirements, debt service, and planned capital expenditures, for the next 12 months. With total working capital of approximately $2 million, and a current ratio of 1.9 as of December 31, 2007, management expects that liquidity in the remainder of fiscal 2008 to be generated from borrowing, operating cash flows, and working capital will work towards offsetting the $790,000 cash reduction experienced during the nine months ended December 31, 2007. Of course, while the Company is reasonably confident that the approximate $1 million of additional funds will be received, it cannot provide assurance of such receipt. If such loan should not be funded, the Company’s financial position could be adversely affected.

Capital Resources

The Company does not currently have any material commitments for capital expenditures. The Company expects fiscal 2008 capital expenditures to be under $100,000 which is less than fiscal 2007 by approximately $175,000. This includes capital expenditures in support of the Company’s normal operations, and expenditures that we may incur in conjunction with initiatives to improve gross margins and reduce expenses.

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

Cyanotech Corporation’s strategic direction is to position itself as a world leader in the production and marketing of high-value natural products from microalgae. We are vertically aligned, producing raw materials in the form of microalgae processed at our 90-acre facility in Hawaii, and integrating those raw materials into finished products. In fiscal 2008, we will put greater emphasis on our Nutrex Hawaii consumer products. To enforce production reliability and maintain liquidity, we have decided to place less emphasis on new product line development and introduction and to continue to increase our emphasis on “human” products. Our current product offerings include naturally cultivated Spirulina Pacifica® in powder, flake and tablet form, BioAstin® natural astaxanthin antioxidant in lipid extract, softgel caplet and micro-encapsulated beadlet form for the human nutrition and cosmetic industries and Phycobiliproteins for use in medical diagnostics. We will continue to produce and sell NatuRose® natural astaxanthin powder for the animal nutrition market as conditions and demand warrant. Information about our Company and our products can be viewed at www.cyanotech.com, www.nutrex-hawaii.com or www.phycobiliprotein.com. Consumer products can also be purchased online at www.nutrex-hawaii.com.

The Company has applied to its current senior debt holder for additional funds in the form of additional borrowing on its existing senior debt which is under a US Department of Agriculture Rural Development program. The Company is a significant agricultural employer, producer, and exporter in its headquarters state, and therefore applied for additional funds under the Company’s existing US Department of Agriculture Rural Development loan program. As of the date of this report, the Company has received preliminary approval from the senior debt holder and the USDA for additional funds of approximately $1 million on terms consistent with its existing senior debt. The Company has accepted a commitment letter from the senior debt holder and has also received preliminary approval documents from the US Department of Agriculture. The Company expects to receive the additional funds in the fourth quarter of the fiscal year ended March 31, 2008. The Company applied for the additional funds primarily in order to partially offset significant one-time spending on administrative matters, particularly spending related to the restatement and filing of Form 10-K/A for the year ended March 31, 2006, and spending occasioned by the previously discussed astaxanthin production shortfall in the fiscal year ended March 31, 2007, and the spirulina shortfall in the third quarter ended December 31, 2007. While the Company is reasonably confident that the funds will be received, it cannot provide absolute assurance of such receipt.

We are currently experiencing an upward trend in sales with unit sales increasing during the third quarter of fiscal 2008 as compared to the third quarter of fiscal 2007. The most significant impact was due to an increase in the human astaxanthin bulk product line. The Company expects spirulina sales to remain essentially level since the product has reached a mature life cycle stage. However, significant variability between periods and even across several periods can be expected based on historical results. The third quarter spirulina production shortfall discussed previously in this report has, in management’s opinion, been successfully resolved as evidenced by spirulina production results through the date of this report.

As discussed in Note 1 of “Notes to Consolidated Condensed Financial Statements” the Company has discontinued all business activity of its wholly owned Japanese subsidiary “CJYK”. The Company made this decision due to declining sales of approximately 40% in each of the prior two fiscal years in addition to declining gross profit margins of 13% and 4% for fiscal 2007, and the nine months ended December 31, 2007, respectively. “CJYK” sales for fiscal year 2007 and the nine months ended December 31, 2007, were $482,000 and $45,000, respectively. We do not expect the discontinuance of this subsidiary to have a significant impact on our consolidated financial statements. All sales activity formerly processed through CJYK is now being processed through Cyanotech headquarters operations.

Overall costs have been gradually increasing in part because of increasing utility, chemical, and transportation costs which reflect and respond to oil prices. We feel that these conditions will likely remain, and consequently, we are shifting our natural astaxanthin production into higher value products such as BioAstin for human consumption and we are focusing our business on “human” products in general.

Gross profit margin percentages in fiscal year 2009 are expected to increase in comparison to fiscal year 2008 results. We identified and corrected imbalances in astaxanthin production in the fourth quarter of fiscal 2006. These imbalances negatively impacted fiscal year 2006 gross margins and we expect this imbalance correction to result in increased gross margins as a percentage of sales during fiscal

2008. As discussed earlier, we re-inoculated our spirulina production ponds during the third quarter ended December 31, 2007, but this effort, while eventually successful, was severely hampered by unseasonal weather conditions. However, the third quarter spirulina production shortfall discussed in this report has, in management’s opinion, been successfully resolved as evidenced by spirulina production results through the date of this report .With competition increasing and higher production costs, though, pressure is placed on achieving production reliability, and achieving reasonable profit margins.

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

The Company expects operating expense spending to remain consistent with or to be less in comparison to 2007 levels after the exclusion of the previously mentioned non-cash impairment write-down and SFAS No. 144 related costs. However, by March 31, 2008, the Company is required to be in full compliance with the Sarbanes-Oxley Act and Rules issued thereunder by the Securities and Exchange Commission, including Section 404 Compliance Standards established by the Public Companies Accounting Oversight Board. The cost of attaining and maintaining such compliance could materially decrease reported net income or increase reported net losses in future periods.

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

We have a term loan agreement that adjusts quarterly based on the prime rate. As such, we are exposed to the interest rate risk whereby a 1% increase in the prime rate would lead to an increase of approximately $12,000 in interest expense for the year ending March 31, 2008 (based on December 31, 2007 amounts outstanding).

Item 4.    Controls and Procedures

(a) Disclosure Controls and Procedures

This Form 10-Q should be read in conjunction with Item 9A “Controls and Procedures” of the Company’s Form 10-K for the fiscal year ended March 31, 2007 filed August 16, 2007. There were no material changes in Controls and Procedures during the current quarter, however the Company’s previously reported additional accounting employee, the Controller-Inventory and Cost Accounting, who began employment on July 9, 2007, left the Company during the quarter ended December 31, 2007, so the duties and tasks associated with that position were not successfully integrated into the Company’s accounting and internal controls. The Company has since concluded that the addition of the employee did not, as intended, enhance internal control or mitigate the aforementioned material weakness. At present the Company has decided that more rigorous emphasis on improving the capabilities of existing systems, procedures, and existing personnel, will correct the material weakness. This effort has been in progress for the last several weeks. Until this and other steps are completed, however, the above noted material weakness in internal control over financial reporting will be deemed to exist. As of December 31, 2007, the Company believes its systems and procedures are sufficient to reasonably ensure accurate financial data, but it has concluded that due to a lack of adequately trained internal accounting resources, there exists more than a remote likelihood that a material misstatement to the interim financial statements could occur and not be detected by procedures and controls over financial reporting on a timely basis. This material weakness in internal control over financial reporting has led to an inability to produce timely filings over the past year.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.          Submission of Matters to a Vote of Security Holders

None –

Item 5.	Other Information

None.

Item 6.                    Exhibits

a)	The following exhibits are furnished with this report:

	31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act

	31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act

	32.1	Certification by the Chief Executive Officer pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	32.2	Certification by the Chief Financial Officer pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYANOTECH CORPORATION
(Registrant)

February 13, 2008	By:	/s/ Gerald R. Cysewski
(Date)		Gerald R. Cysewski
Chairman of the Board, President and
President and Chief Executive Officer

February 13, 2008	By:	/s/ William R. Maris
(Date)		William R. Maris
Vice President — Finance & Administration,
Chief Financial Officer
(Principal Financial and Accounting Officer)