Form 10-K
period 2008-03-31
CYANOTECH CORP
filed 2008-06-26
CIK 768408

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2008
Commission File Number 0-146-02

CYANOTECH CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	91-1206026
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)
73-4460 Queen Kaahumanu Highway, Suite 102, Kailua-Kona, Hawaii	96740
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code: (808) 326-1353
Securities registered pursuant to Section 12(b) of the Act:	Name of each exchange on which registered:
None	NASDAQ Capital Market
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

         Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes    ☒ No

         The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant on June 23, 2008 was approximately $7,631,000 based on the closing sale price of the Common Stock on the NASDAQ Capital Market on that date.

         Number of shares outstanding of Registrant's Common Stock at June 26, 2008 was 5,242,270.

DOCUMENTS INCORPORATED BY REFERENCE

None

TABLE OF CONTENTS

Item
	PART I
	Discussion of Forward-Looking Statements	3
1.	Business	4
1A.	Risk Factors	12
2.	Properties	18
3.	Legal Proceedings	18
4.	Submission of Matters to a Vote of Security Holders	18
	PART II
5.	Market for Registrant's Common Equity and Related Stockholder Matters	19
6.	Selected Financial Data	21
7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	22
7A.	Quantitative and Qualitative Disclosures About Market Risk	33
8.	Financial Statements and Supplementary Data	34
9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	56
9A(T).	Controls and Procedures	56
9B.	Other Information	57
	PART III
10.	Directors and Executive Officers of the Registrant	58
11.	Executive Compensation	61
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	66
13.	Certain Relationships and Related Transactions	67
14.	Principal Accountant Fees and Services	68
	PART IV
15.	Financial Statement Schedules and Exhibits	69
16.	Signatures	74

FORWARD-LOOKING STATEMENTS

        This Report and other presentations made by Cyanotech Corporation ("CYAN") and its subsidiaries contain "forward-looking statements," which include statements that are predictive in nature, depend upon or refer to future events or conditions, and usually include words such as "expects," "anticipates," "intends," "plan," "believes," "predicts", "estimates" or similar expressions. In addition, any statement concerning future financial performance, ongoing business strategies or prospects and possible future actions are also forward-looking statements. Forward-looking statements are based upon current expectations and projections about future events and are subject to risks, uncertainties and the accuracy of assumptions concerning CYAN and its subsidiaries (collectively, the "Company"), the performance of the industry in which they do business and economic and market factors, among other things. These forward-looking statements are not guarantees of future performance.

        Forward-looking statements speak only as of the date of the Report, presentation or filing in which they are made. Except to the extent required by the Federal Securities Laws, the Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Our forward-looking statements in this Report include, but are not limited to:

  •
  Statements relating to our business strategy;

  •
  Statements relating to our business objectives; and

  •
  Expectations concerning future operations, profitability, liquidity and financial resources.

        These forward-looking statements are subject to risk, uncertainties and assumptions about us and our operations that are subject to change based on various important factors, some of which are beyond our control. The following factors, among others, could cause our financial performance to differ significantly from the goals, plans, objectives, intentions and expectations expressed in our forward-looking statements:

  •
  The effects of competition, including locations of competitors and operating and market competition;

  •
  Environmental restrictions, soil and water conditions, weather and other hazards;

  •
  Access to available and reasonable financing on a timely basis;

  •
  Changes in laws, including increased tax rates, regulations or accounting standards, and decisions of courts, regulators and governmental bodies;

  •
  Demand for the company's products, the quantities and qualities thereof available for sale and levels of customer satisfaction;

  •
  Our dependence on the experience and competence of our executive officers and other key employees;

  •
  The risk associated with the geographic concentration of the company's business;

  •
  Acts of war, terrorists incidents or natural disasters;

  •
  Other risks or uncertainties described elsewhere in this Report (e.g. Item 1A. Risk Factors) and in other periodic reports previously and subsequently filed by the Company with the Securities and Exchange Commission.

PART I

Item 1.    Business

General

        Cyanotech Corporation is a world leader in the production of high value natural products derived from microalgae. Incorporated in 1983, the Company is guided by the principle of providing beneficial, quality microalgal products for human and animal nutrition in a sustainable, reliable and environmentally sensitive operation. We are ISO 9001:2000 compliant, reinforcing our commitment to quality in our products, to quality in our relationships (with our customers, suppliers, co-workers and the communities we live in), and to quality of the environment we work in. The Company's products include:

  •
  BioAstin® natural astaxanthin is a powerful dietary antioxidant with expanding applications as a human nutraceutical and functional food ingredient, shown to support and maintain the body's natural inflammatory response, to enhance skin, muscle and joint health; and

  •
  Spirulina Pacifica® is a nutrient-rich dietary supplement used for extra energy, a strengthened immune system and as a source of antioxidant carotenoids.

  To better focus the Company's resources, during the fiscal year ended March 31, 2008 the Company announced the following changes to its historic production and sales efforts:

    •
    On March 26, 2008 the Company announced the discontinuance of its NatuRose® product for the animal feed market in order to focus on production and marketing of natural astaxanthin for the higher value human market. The discontinuance of NatuRose did not have a significant impact on our consolidated financial statements.

    •
    On March 26, 2008 the Company also announced the discontinuance of production and marketing of phycobiliproteins, a highly specialized product which had provided an immaterial contribution to revenue in recent years.

    •
    In the Company's September 30, 2007 Form 10-Q, the Company discussed the August 31, 2007 discontinuance of all business activity of its wholly owned Japanese subsidiary "CJYK." As a result of this action, all aquaculture feed business in Japan was absorbed through the Company's domestic operations. "CJYK" sales for fiscal year 2008 and fiscal year 2007 were $45,000 and $482,000, respectively. The dissolution of this subsidiary occurred on November 30, 2007 and did not have a significant impact on our consolidated financial statements.

        Microalgae are a diverse group of microscopic plants that have a wide range of physiological and biochemical characteristics and contain, among other things, high levels of natural protein, amino acids, vitamins, pigments and enzymes. Microalgae have the following properties that make commercial production attractive: (1) microalgae grow much faster than land grown plants, often up to 100 times faster; (2) microalgae have uniform cell structure with no bark, stems, branches or leaves, permitting easier extraction of products and higher utilization of the microalgae cells; and (3) the cellular uniformity of microalgae makes it practical to manipulate and control growing conditions in order to optimize a particular cell characteristic. However, efficient and effective cultivation of microalgae requires consistent light, warm temperatures, low rainfall and proper chemical balance in a very nutrient-rich environment. If the chemical composition of a pond changes from its required balance, unusually high levels of contamination due to the growth of unwanted organisms or other biologic problems do occur. These often arise without warning and sometimes there are few or no clear indicators as to appropriate remediation or corrective measures.

        Since 1983, we have designed, developed and implemented proprietary production and harvesting technologies, systems and processes, in some cases eliminating or mitigating many of the stability and contamination problems frequently encountered in the production of microalgae. Our production of these products at the 90-acre facility on the Kona Coast of Hawaii provides advantages. We selected the Keahole Point location in order to take advantage of relatively consistent warm temperatures, sunshine and low levels of rainfall needed for optimal cultivation of microalgae. This location also offers us access to cold deep ocean water, drawn from an offshore depth of 2,000 feet, which we use in our patented Ocean-Chill Drying system to eliminate the oxidative damage caused by standard drying techniques and as a source of trace nutrients for microalgal cultures.

        We believe that our technology, systems, processes and favorable growing location generally permit year-round harvest of our microalgal products in a cost-effective manner. However, imbalances in astaxanthin production in fiscal year 2007 and spirulina production in 2008, together with increasing energy costs, suggest a need for continuing caution. We cannot, and do not attempt to, provide any form of assurance with regard to our technology, systems, processes, location, or cost-effectiveness.

        Unless otherwise indicated, all references in this report to the "Company," "we," "us," "our," and "Cyanotech" refer to Cyanotech Corporation and its wholly owned subsidiary, Nutrex Hawaii, Inc. ("Nutrex Hawaii" or "Nutrex"), a Hawaii corporation. As previously announced, the Company's wholly owned subsidiary, Cyanotech Japan YK ("Cyanotech Japan" or "CJYK"), a Japan corporation, was dissolved November 30, 2007. All business formerly transacted through CJYK was assigned to Cyanotech Corporation's Hawaii headquarters location. Due to several years of decreasing sales in the Japan aquaculture market, the discontinuance of CJYK and the assignment of remaining business to Cyanotech Corporation, did not have a material effect on financial results for the year ended March 31, 2008.

Cyanotech's Business

        The Company operates entirely in one operating segment, the cultivation and production of microalgae into high-value, high-quality natural products. The Company cultivates, on a large-scale basis, two microalgal species from which our two major product lines, spirulina products and natural astaxanthin products, are derived. There is risk in operating entirely in one business segment such as the cultivation and production of microalgae at a single production facility. Single location agricultural and production facilities do not provide the protections and assurances afforded by operations in two or more widely separated locations. Our single location in Hawaii is susceptible to increased energy and transportation costs, and energy and transportation disruptions with either limited alternatives or no alternatives. The Company's most significant operating expenditures are for electricity, related water pumping and nutrient and supply costs. These costs are directly or substantially affected by the price of fuel oil since Hawaii has virtually no hydroelectric power resources and only limited alternative electrical energy resources. Also, a single agricultural facility provides limited biologic diversity protection against invasive, mutant, or harmful organisms.

        Cyanotech records revenue and cost of sales information by product category but does not record operating expenses by such product category. The following table sets forth, for the three years ended March 31, 2008, the net sales contributed by each of the Company's product lines (in thousands):

	Net Sales
	2008	2007	2006
Spirulina products:
Spirulina Pacifica	$5,980	$6,090	$6,517
Natural astaxanthin products:
NatuRose	443	1,142	1,403
BioAstin	4,808	2,354	2,967
Other including phycobiliproteins	133	97	244

Total	$11,364	$9,683	$11,131

Spirulina Products

        Since 1985, Cyanotech has been producing a strain of spirulina microalgae marketed as Spirulina Pacifica. Accounting for 53%, 63% and 59% of net sales for the years ended March 31, 2008, 2007, and 2006, respectively, Spirulina Pacifica provides a vegetable-based, highly absorbable source of protein, natural beta-carotene, mixed carotenoids, B vitamins, gamma linolenic acid, essential amino acids and other phytonutrients. Spirulina Pacifica is produced in three forms: powder, flake and tablets. Powder is used as an ingredient in nutritional supplements and health food drinks while flakes are used as a seasoning on various foods. Tablets are consumed as a daily dietary supplement. All three forms are sold as raw material in bulk quantities and as packaged consumer products under the Nutrex Hawaii label.

        The Company's all natural Spirulina Pacifica is certified Kosher by Organized Kashrus Laboratories of Brooklyn, New York and is cultivated without the use of herbicides or pesticides.

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

        Our Spirulina Pacifica is cultivated in a combination of fresh water and a metered amount of nutrient-rich deep ocean water (containing essential trace elements), drawn from a depth of 2,000 feet below sea level. This water mixture is supplemented with other major required nutrients such as sodium bicarbonate (baking soda) and infused with carbon dioxide. With the exception of deep ocean water, the raw materials and nutrients required in our Spirulina production are available from multiple sources; however, there can be no assurance that the pricing from a new source will be comparable to current pricing. In the case of deep ocean water, although abundantly available at this location, the facility to pump and deliver the water to the Company is owned by the State of Hawaii. The facility is constructed of two separately located pump stations providing redundancy should one station fail. The State of Hawaii sets the price for deep ocean water annually based on its cost to deliver the water. If the pricing for a critical raw material or nutrient significantly increases, this could have a material adverse effect on our business, financial condition and results of operations. The ability of the Company's suppliers to meet performance and quality specifications and delivery schedules is also important to operations.

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

        The majority of our bulk Spirulina sales are to health food manufacturers and formulators with their own Spirulina product lines, many of whom identify and promote Cyanotech's Hawaiian Spirulina Pacifica in their products. Such customers purchase bulk powder or bulk tablets and package these products under their brand label for sale to the health and natural food markets. Many of the brands produced by these customers are marketed and sold domestically in direct competition with the packaged consumer products sold through our Nutrex Hawaii subsidiary. Nutrex Hawaii packaged consumer products are sold through an established health food distribution network in the domestic market and shipped through our wholesale distributors. In selected foreign markets, we have exclusive sales distributors for both our bulk and packaged consumer products.

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

        As of March 31, 2008, the backlog of orders for all Spirulina products totaled approximately $710,000 and the majority of these orders were filled in the first quarter of fiscal 2009. Such backlogs at the end of fiscal 2007 and 2006 were $432,000 and $448,000 respectively.

Natural Astaxanthin Products

        The Company commenced commercial production of natural Astaxanthin in 1997. Astaxanthin is a red pigment which the Company initially sold to the aquaculture market, under the name NatuRose, primarily to impart a pink to red color to the flesh of commercially raised fish and shrimp.

        As announced March 26, 2008, the Company discontinued NatuRose production and sales in order to focus its resources on production and marketing of natural astaxanthin for the higher value human market. NatuRose sales accounted for 4%, 12% and 13% of net sales for the years ended March 31, 2008, 2007 and 2006, respectively.

        In 1999, our natural astaxanthin product for the human nutrition market, BioAstin, was introduced. BioAstin sales accounted for 42%, 24% and 27% of net sales for the years ended March 31, 2008, 2007 and 2006, respectively. BioAstin is produced in three forms: a liquid lipid extract, gelcaps and microencapsulated "beadlets" with all three forms sold in bulk quantities. BioAstin gelcaps are also sold in packaged consumer form under the Nutrex Hawaii label. A growing body of scientific literature is suggesting that the beneficial antioxidant properties of natural astaxanthin may surpass many of the antioxidant properties of vitamin C, vitamin E, beta-carotene and other carotenoids. Independent scientific studies indicate that in certain models, natural astaxanthin has up to 550 times the antioxidant activity of vitamin E and 10 times the antioxidant activity of beta-carotene.

        The Company produces natural astaxanthin from Haematococcus pluvialis microalgae grown in fresh water supplemented with nutrients. As these algae are extremely susceptible to contamination by unwanted algae, protozoa and amoebae, the Company developed a proprietary system known as the PhytoDome Closed Culture System or PhytoDome CCS to overcome this problem. Using these large-scale photobioreactors, we have generally been able to grow consistently large volumes of contaminant-free Haematococcus culture. This has not always been the case however, as evidenced by our astaxanthin discussion in Form 10-K for the fiscal year ended March 31, 2007. Raw materials and nutrients for our natural astaxanthin production share the same sourcing constraints and pricing risks as those existing in our Spirulina production. Fresh water is critical to the production of our natural astaxanthin and is supplied by the County of Hawaii. While the Company has not experienced any constraint on fresh water availability to date, availability could be impacted by a significant population growth in the region as well as throughput constraints on the water delivery infrastructure. The Company has met with officials of the County of Hawaii to assess the fresh water situation and evaluate the probability of future risks. The Company recycles fresh water in its production process where possible and continues to explore further recycling opportunities. However, there is no guarantee that these efforts will result in significant changes to our fresh water utilization.

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

        Unlike Spirulina, astaxanthin is produced in a batch-mode and each cultivation pond must be completely drained and thoroughly cleaned between cycles. While the entire astaxanthin production cycle takes a total of four weeks, each stage of the four-step process is staggered and continuously feeds the next stage of cultivation. As a result, we are generally able to produce a new crop of astaxanthin from each of our 500,000 liter culture ponds approximately once per week. Pond cultivation can be negatively impacted seasonally with shortened daylight hours and potential inclement weather in winter months.

        Natural astaxanthin for human consumption is processed further utilizing a high-pressure extraction process. The resulting product is a lipid extract insoluble in water used for the production of gelcaps. This product can also be micro-encapsulated into "beadlets" which our customers use in other formulations. All natural astaxanthin products destined for human consumption undergo a prescribed set of microbiological food product tests to ensure safety and quality. The Company uses third party contractors for the extraction services, the production of gelcaps and the production of beadlets. Although these services are available only from a limited number of sources, we believe we have the ability to use other parties if any of the current contractors become unavailable; however, there is no assurance that the pricing from a new contractor will be comparable to current negotiated pricing. In addition, a new contractor would have to pass the Company's qualification process ensuring quality standards can be met or exceeded. Significant pricing increases for any of these services could have a material adverse effect on our business, financial condition and results of operations.

        As announced on March 26, 2008, the Company discontinued production and sales of its NatuRose product line. Prior to this, the Company's production and sales of NatuRose decreased as discussed in previous years. NatuRose was sold through a network of agents and distributors primarily as feed to manufacturers and farmers in the aquaculture industry. Japan had been one of our primary markets for the application of NatuRose in aquaculture and was a major factor in our decision to establish Cyanotech Japan as a channel of distribution. Although, as discussed and reported previously, sales in Japan decreased in recent years, Japan remained a primary NatuRose market from which sales were expected to remain an important part of our business. However, as discussed in the Company's September 30, 2007 Form 10-Q: "On August 31, 2007, the Company discontinued all business activity of its wholly owned Japanese subsidiary "CJYK." Subsequently, all aquaculture feed business in Japan was absorbed through the Company's domestic operations. "CJYK" remained a registered Japanese corporation until November 30, 2007, at which time it was dissolved. All "CJYK" assets and liabilities were absorbed into the Company as of September 1, 2007, and no significant "CJYK" assets or liabilities existed except for cash of approximately $50,000. "CJYK" was under no contractual obligations at August 31, 2007. The Company made this decision due to declining sales of approximately 40% in each of the prior two fiscal years in addition to declining gross profit margins of 13% and 4% for fiscal 2007, and the six month period ended September 30, 2007, respectively." "CJYK" sales for fiscal year 2008 and fiscal year 2007 were $45,000 and $482,000, respectively. The dissolution of this subsidiary did not have a significant impact on our consolidated financial statements. As discussed in this report, the Company has now entirely discontinued sales of NatuRose in order to focus on production and marketing of natural astaxanthin for the higher value human market. The discontinuance of NatuRose did not have a significant impact on our consolidated financial statements.

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

        BioAstin is sold in liquid lipid form as a raw ingredient to dietary supplement manufacturers, health food formulators and cosmetic manufacturers, and BioAstin gelcaps and beadlets are sold in bulk quantities to distributors. BioAstin gelcaps are also sold as a packaged consumer product through Nutrex Hawaii directly to natural product distributors, retailers and consumers. BioAstin competes directly with similar products marketed by other manufacturers including Fuji Chemical of Japan, Algatechnologies of

Israel, and Valensa (formally U.S. Nutraceuticals), and Mera Pharmaceuticals in the United States. In the general category of nutritional supplements, BioAstin also competes with a variety of vitamins, dietary supplements and other antioxidant products available to consumers. The nutritional products market is highly competitive and includes international, national, regional and local producers and distributors, many of whom have greater resources than Cyanotech and many of whom offer a greater variety of products.

        During the second, third and fourth quarters of the Company's previous fiscal year ended March 31, 2007, the Company experienced and reported decreased Astaxanthin production volumes due to an imbalance in the many critical factors, some beyond Company control, which are involved in the production of microalgae. The production shortfalls resulting from this imbalance dramatically increased the Company's fiscal year 2007 per unit production costs. Efforts to correct this complex biological imbalance started to become effective late in the fourth quarter of fiscal year 2007, and during the first and second quarters of fiscal year 2008. Several key factors causing the imbalance were identified and corrective efforts, which are time consuming due to the biological nature of the process, resulted in increased production levels. A key factor causing the foregoing imbalance in our culture system was the concentration of certain micronutrients. Such concentrations can be affected by the level of micronutrients from several sources, including water received from the Department of Water supply. During fiscal year 2008 the Company increased its testing of incoming water supplies. We believe that continued close monitoring of astaxanthin production is required and that despite our efforts to correct the fiscal year 2007 imbalance, our desire to stabilize future production levels has not yet been achieved.

        As of March 31, 2008, the backlog of orders for all Natural Astaxanthin products was $209,000. The majority of these orders were filled in the first quarter of fiscal 2009. Backlogs at the end of fiscal 2007 and 2006 were $802,000 due to production problems, and $257,000, respectively.

Phycobiliprotein Products

        On March 26, 2008 the Company announced that it would discontinue producing phycobiliproteins for sale to the medical and biotechnology research industries. Phycobiliproteins are highly fluorescent pigments derived from microalgae. Their spectral properties make them useful as tags or markers in many kinds of biological assays, such as flow cytometry, fluorescence immunoassays and fluorescence microscopy. Phyciobilliproteins have never represented a significant component of total sales and the discontinuance is not significant to the Company's financial results.

Major Customers

        Approximately $1,149,000 or 10% of net sales for the year ended March 31, 2008 were to Spirulina International B.V., a Spirulina marketing and distribution company based in the Netherlands. Sales to this customer amounted to $937,000 or 10% of net sales for the fiscal year 2007 and $1,285,000 or 12% of net sales for the fiscal year 2006. Additionally, astaxanthin customers Valensa and YAD International accounted for $658,000 or 6% of net sales and $613,000 or 5% of net sales, respectively, for the year ended March 31, 2008. We believe that sales to these customers, none of which are related parties, will continue to represent a significant portion of total net sales in future periods and any significant reduction in demand from these customers could have a material adverse effect on our business, financial condition and results of operations.

Research and Development

        Cyanotech's expertise for many years has been in the development of efficient, stable and cost-effective production systems for microalgal products. We have learned, however, during the operating period after the fiscal year 2007 astaxanthin production imbalance, and during the fiscal year 2008 spirulina production imbalance, that acceptable and consistent quality production levels from our systems may not be sustainable across periods of days, weeks, or even months. Accordingly, Cyanotech typically investigates each specific microalgae identified in the scientific literature for potentially marketable products and for solutions to production stability and efficiency challenges, and then strives to develop the technology to grow such microalgae on a commercial scale or to incorporate procedures or technology to improve production stability and efficiency. Successful microalgal product developments and technical solutions are highly uncertain and dependent on numerous factors, many beyond the Company's control. Products and solutions or improvements that appear promising in early phases of development may be found to be ineffective, may be uneconomical because of manufacturing costs or other factors, may be precluded from commercialization due to the proprietary rights of other companies, or may fail to receive necessary regulatory approvals.

        The Company had research and development expenditures of $143,000, $203,000 and $187,000 in fiscal years 2008, 2007 and fiscal 2006, respectively. No investment was made in scientific clinical trials during fiscal 2008 and 2007. Fiscal 2006 expenses included those for the initiation of clinical trials aimed at increasing production yields and improving the quality and stability of some products. The Company also continues to explore customer sponsored research and development, although amounts spent for this purpose were not material in each of the years in the three-year period ended March 31, 2008.

Patents, Trademarks and Licenses

        Cyanotech has received five United States patents: two on aspects of our production methods and three relating to usage of our BioAstin products. The Company views its proprietary rights as important but believes that a loss of such rights is not likely to have a material adverse effect on the Company's present business as a whole. The Company's operations are not dependent upon any single trademark, although some trademarks are identified with a number of the Company's products and are of importance in the sale and marketing of such products.

Regulations and Environmental Matters

        In 2002, the Company was issued under the Endangered Species Act ("ESA") an Incidental Take Permit ("ITP") by the United States Department of Interior Fish and Wildlife Service ("FWS"). The ESA defines "incidental take" as "incidental to, and not the purpose of, the carrying out of an otherwise lawful activity." This permit authorizes incidental take of the endangered Hawaiian stilt (Himantopus mexicanus knudseni) that is anticipated to occur as a result of ongoing operations and maintenance at the Company's Kona facility. As a mandatory component for the issuance of such permit, the Company submitted and maintains a Habitat Conservation Plan ("HCP") to ensure that the effects of the permitted action on listed species are adequately minimized and mitigated.

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

        A requirement of the ITP is to provide insurance coverage for funding the project for the term of the ITP. The Company's insurance broker was unable to locate an underwriter who would provide such a bond. As permitted by law, the FWS waived this requirement recognizing that this HCP did not involve a significant capital expenditure. However, under Hawaii state law, no waiver provision is available. A new ITP was issued by the FWS on September 29, 2006 and by the State of Hawaii Division of Forestry and Wildlife (DOFAW) on October 13, 2006, both which expire on March 17, 2016. In October, 2005, the Company submitted a new ten-year HCP to the FWS and the DOFAW.

Employees

        As of March 31, 2008, the Company employed 53 people on a full-time basis. Of the total, 23 are involved in harvesting and production and the remainder in sales, administration and support. Management believes that its relations with employees are good. We continue to experience some difficulty in attracting entry-level operations personnel due to increased wage competition for workers stemming from the growth in the State's construction industry. None of our employees are subject to collective bargaining agreements.

Internet Information

        Our Internet address is www.cyanotech.com. There we make available, free of charge, copies of Cyanotech documents, news releases and financial statements issued in the last 12 months. Included are copies of the Company's Code of Conduct and Ethics, the Nominating and Corporate Governance Committee Charter, and the Charter and Powers of the Audit Committee. The information found on our Web site, unless otherwise indicated, is not part of this or any other report we file or furnish to the Securities and Exchange Commission. Spirulina Pacifica and BioAstin are sold directly online through the Company's website, www.nutrex-hawaii.com, as well as through resellers in over 40 countries worldwide. Corporate data, product information and charters of our Board committees are also available at www.cyanotech.com.

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

We May Need to Raise Additional Capital in the Future Which May Not Be Available

        At March 31, 2008, our working capital was $3,092,000. Cash and cash equivalents at the same date totaled $1,090,000. Our cash requirements will depend on numerous factors, including demand for products; normal requirements to maintain and upgrade facilities and equipment, whether opportunities emerge in either new markets or in research and development activities, or in the event we need to expand or contract our production or distribution infrastructure.

        On February 19, 2008 Cyanotech Corporation entered into an additional Senior Debt direct financial obligation term loan (the "Term Loan") with Bridgeview Capital Solutions, LLC ("Bridgeview") under the provisions of a United States Department of Agriculture (USDA) Rural Development (RD) Guarantee program. Term Loan proceeds, remaining after deducting closing costs, statutory fees, and other customary borrowing costs, will be used for working capital purposes. The full amount of the obligation assumed February 19, 2008 was $1,078,000, payable in monthly installments to Bridgeview. The obligation fully amortizes over seven (7) years at an interest rate of Prime Rate plus one percent (1%) per annum, initially an effective rate of seven percent (7%) per annum, adjustable on the first day of each calendar quarter for the term of the obligation. Repayment may be accelerated under specified conditions of default if the Company is not able to remedy such default within the terms and conditions of the Loan. The Term Loan is fully secured by all of the assets of Cyanotech. Also, because the Loan is under a USDA Rural Development Guarantee program, Bridgeview has certain rights of recourse to the Rural Development Guaranty program to recover up to eighty percent (80%) of Bridgeview loss on the Term Loan. The Term Loan contains certain negative covenants such as dividend restrictions and providing customary priority and prior consent rights to Bridgeview with respect to specified actions of Cyanotech. The obligation is similar to and in addition to Cyanotech Corporation's previously reported Senior Debt obligation payable to Bridgeview under the USDA Rural Development Guarantee program originally incurred April 21, 2000.

The amount of such previously reported Senior Debt at March 31, 2008, was $994,000 plus accrued interest of $7,000. As of March 31, 2008, Cyanotech Corporation's combined obligations to Bridgeview Capital Solutions, LLC under the USDA Rural Development Guarantee program total approximately $2,072,000 plus accrued interest of $14,000.

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

        We have incurred net losses in three of the last five fiscal years. As of March 31, 2008, we had an accumulated deficit of approximately $21.0 million. During fiscal years 2008, 2007 and 2006, we incurred net losses in the amounts of approximately: $1.1 million; $7.4 million, of which $4.5 million was due to a non-cash impairment loss on equipment and leasehold improvements, and $391,000, respectively. These account for approximately 42% of our accumulated deficit since our inception. Historically, we have relied upon cash from operations and financing activities to fund all of the cash requirements of our business. If an extended period of net losses continues, our negative cash flow will likewise, and may hamper current operations and prevent us from sustaining or expanding our business. We cannot assure you that we will attain, sustain or increase profitability on a quarterly or annual basis in the future. If we do not achieve, sustain or increase profitability, our business will be adversely affected and our stock price may decline. The current global cost of oil derived energy impacts Cyanotech in several ways, and it may hinder our efforts to achieve profitability. Oil prices primarily impact Cyanotech through the costs of electricity, transportation, materials and supplies which are tied to the cost of oil either directly or indirectly.

Our stock price is volatile, which could result in substantial losses for investors purchasing shares of our common stock.

        The market price of our common stock has fluctuated significantly in the past and may continue to fluctuate significantly in the future. During the first two months of fiscal 2009, the high and low closing bid prices of a share of our common stock were $1.77 and $1.41, respectively. During fiscal 2008, the high and low closing bid prices of a share of our common stock were $1.90 and $0.79, respectively. During fiscal 2007, the high and low closing bid prices of a share of our common stock were $3.40 and $1.61, respectively. During fiscal 2006, the high and low closing bid prices of a share of our common stock were $4.92 and $2.20, respectively. The market price of our common stock may continue to fluctuate in response to one or more of the following factors, many of which are beyond our control:

  •
  changes in market valuations of similar companies;

  •
  stock market price and volume fluctuations generally;

  •
  economic conditions specific to the nutritional products industry;

  •
  economic conditions tied to global resource markets, such as fuel costs;

  •
  production problems which we cannot solve technically or economically;

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

        The price at which you purchase shares of our common stock may not be indicative of the price that will prevail later in the trading market. You may be unable to sell your shares of common stock at or above your purchase price, which may result in substantial losses to you. As of March 31, 2008, there were approximately 5.2 million shares of our common stock outstanding. Our common stock has a large public float, and as a group, our executive officers, directors, beneficially own 20% of our common stock. We cannot predict the effect, if any, that future sales of shares of our common stock into the public market will have on the market price of our common stock. Even though we have a large public float, sales of substantial amounts of common stock, including shares issued upon the exercise of stock options, or in anticipation of such sales, may materially and adversely affect prevailing market prices for our common stock.

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

Our Revenues Could Be Adversely Affected By the Loss of a Significant Customer or the Failure to Collect a Large Accounts Receivable

        We have in the past derived, and may continue in the future to derive, a significant portion of our revenues from a relatively limited number of major customers. From quarter to quarter, revenues from one or more individual customers may exceed 10% of our revenues for the quarter. During each of the three years ended March 31, 2008, 2007, 2006, sales to one customer, a European distributor of natural products, were approximately 10%, 10% and 12% of net sales, respectively. If sales to this customer or other such major customer decrease significantly, this may materially affect our results of operations. In addition, if we fail to collect one or more accounts receivable from major customers, we could be subject to significant financial exposure.

We depend heavily on the unique abilities and knowledge of our officers and key personnel which include the President and Chief Executive Officer who, during fiscal year 2008 was also the Company's primary scientific resource. We also depend on the unique knowledge of our Chief Financial Officer and Vice President of Finance and Administration, Vice President of Operations and Vice President of Sales and Marketing. Cyanotech is a small company and the loss of any such personnel or the delay in the replacement of one could significantly delay the achievement of our business objectives and could adversely affect our ability to do business or could hinder our ability to provide needed management.

        Our success depends, to a significant extent, upon the services of such personnel. For example, the Chief Executive Officer during fiscal 2008, as the Company's primary scientific resource, continues to improve production and cultivation technology and to investigate new microalgal products. Our Chief Financial Officer has a unique understanding of the company's financial systems and needs. Our Vice President Operations has years of experience with the mechanical operation of the production facility and continues to improve our production process. Our Vice President Sales and Marketing has developed valuable personal relationships with domestic and foreign customers.

Our production of algae involves an agricultural process, subject to such risks as weather, disease, and contamination.

        The production of our algae products involves complex agricultural systems with inherent risks including weather, disease, and contamination. These risks are unpredictable and also include such elements as the control and balance of necessary nutrients and other factors. The efficient and effective cultivation of microalgae requires consistent light, warm temperatures, low rainfall and proper chemical balance in a very nutrient-rich environment. If the chemical composition of a pond changes from its required balance, unusually high levels of contamination due to the growth of unwanted organisms or other biologic problems do occur. These often arise without warning and sometimes there are few or no clear indicators as to appropriate remediation or corrective measures. We believe that our technology, systems, processes and favorable growing location generally permit year-round harvest of our microalgal products in a cost-effective manner. However, imbalances in astaxanthin production in fiscal year 2007 and spirulina production in 2008, together with increasing energy costs, suggest a need for continuing caution. We cannot, and do not attempt to, provide any form of assurance with regard to our technology, systems, processes, location, or cost-effectiveness.

        The Company operates entirely in one operating segment, the cultivation and production of microalgae into high-value, high-quality natural products. The Company cultivates, on a large-scale basis, two microalgal species from which our two major product lines, spirulina products and natural astaxanthin products, are derived. There is risk in operating entirely in one business segment such as the cultivation and production of microalgae at a single production facility. Single location agricultural and production facilities do not provide the protections and assurances afforded by operations in two or more widely separated locations. Our single location in Hawaii is susceptible to increased energy and transportation costs, and energy and transportation disruptions with either limited alternatives or no alternatives. The Company's most significant operating expenditures are for electricity, related water pumping and nutrient and supply costs. These costs are directly or substantially affected by the price of fuel oil since Hawaii has virtually no hydroelectric power resources and only limited alternative electrical energy resources. Also, a single agricultural facility provides limited biologic diversity protection against invasive, mutant, or harmful organisms.

Our operations are vulnerable because we have limited personnel and redundancy and backup systems in our data management function.

        Our internal order, inventory and product data management system is an electronic system through which orders are placed for our products and through which we manage product pricing, shipment, returns and other matters. This system's continued and uninterrupted performance is critical to our day-to-day business operations. Despite our precautions, unanticipated interruptions in our computer and telecommunications systems have, in the past, caused problems or stoppages in this electronic system. These interruptions, and resulting problems, could occur in the future. We also have limited personnel available to process purchase orders and to manage product pricing and other matters in any manner other than through this electronic system. Any significant interruption or delay in the operation of this electronic system could cause a decline in our sales and profitability.

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

        The current global cost of oil derived energy impacts Cyanotech in several ways, and it may hinder our efforts to achieve profitability. Oil prices primarily impact Cyanotech through the costs of electricity, transportation, materials and supplies which are tied to the cost of oil either directly or indirectly. The current cost of oil on a global basis may signal a prolonged economic downturn resulting in a material adverse effect on our business.

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

  •
  increased energy costs;

  •
  increased raw material costs;

  •
  production problems which we cannot solve technically or economically;

  •
  weather-related cultivation difficulties;

  •
  contamination of our cultivation and production facilities;

  •
  effects of weather on customer demand patterns;

  •
  the introduction of new products by us or our competitors;

  •
  changes in our pricing policies or those of our competitors;

  •
  changes in seasonal and other trends in our customers' buying patterns;

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

Our Global Operations Expose Us to Complex Management, Foreign Currency, Legal, Tax and Economic Risks, Which We May Not Be Able to Address Quickly and Adequately

        We conduct business in a number of countries around the world. For the year ended March 31, 2008, approximately 43% of our net sales were from sales to foreign customers. As a result, we are subject to a number of risks which include, but are not limited to:

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

  •
  global economic and political conditions and related risks, including acts of terrorism; and

  •
  fluctuations in foreign currency exchange rates, although our exposure is currently not material.

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

Insurance Liability Coverage is Limited

        In the ordinary course of business, the Company purchases insurance coverage (e.g., property and liability coverage) to protect itself against loss of or damage to its properties and claims made by third parties and employees for property damage or personal injuries. However, the protection provided by such insurance is limited in significant respects and, in some instances, the Company has no coverage and certain of the Company's insurance has substantial "deductibles" or has limits on the maximum amounts that may be recovered. For example, if a hurricane or other uninsured catastrophic natural disaster should occur, the Company may not be able to recover all facility restoration costs and revenues lost from business interruption. In addition, the Company maintains product liability insurance in limited amounts for all of its products involving human consumption; however, broader product liability coverage is prohibitively expensive. Insurers have also introduced new exclusions or limitations of coverage for claims related to certain perils including, but not limited to, mold and terrorism. If a series of losses occurred, such as from a series of lawsuits in the ordinary course of business each of which were subject to the deductible amount, or if the maximum limit of the available insurance were substantially exceeded, the Company could incur losses in amounts that would have a material adverse effect on its result of operations and financial condition.

There is risk in operating entirely in one business segment such as the cultivation and production of microalgae at a single production facility.

        Single location agricultural and production facilities do not provide the protections and assurances afforded by operations in two or more widely separated locations. Our single location in Hawaii is susceptible to increased energy and transportation costs, and energy and transportation disruptions with either limited alternatives or no alternatives. The Company's most significant operating expenditures are for electricity, related water pumping and nutrient and supply costs. These costs are directly or substantially affected by the price of fuel oil since Hawaii has virtually no hydroelectric power resources and only limited alternative electrical energy resources. Also, a single agricultural facility provides limited biologic diversity protection against invasive, mutant, or harmful organisms.

Our Ability to Develop and Market New Products or Modify Existing Products and Production Methods May be Adversely Affected If We Lose the Services of or Cannot Replace Certain Employees Knowledgeable in Advanced Scientific and Other Fields

        The Company's products are derived from and depend on proprietary and non-proprietary processes and methods founded on advanced scientific knowledge, skills, and expertise. If the services of employees knowledgeable in these fields are lost and cannot be replaced in a reasonable time frame at reasonable costs, the Company's ability to develop and market new products or modify existing products and production methods would be adversely impacted. At the same time, regulatory compliance surrounding the Company's products and financial matters generally requires minimum levels of knowledge and expertise related to production, quality assurance, and financial control. If the Company loses the services or cannot reasonably replace employees who have the necessary knowledge and expertise the Company's ability to remain in regulatory compliance could be adversely affected.

Item 2.    Properties

        The Company's principal facility and its corporate headquarters are located at the Natural Energy Laboratory of Hawaii Authority ("NELHA") at Keahole Point in Kailua-Kona, Hawaii. It encompasses approximately 90 fully developed acres containing microalgal cultivation ponds, processing facilities, research and quality control laboratories, and sales and administrative offices. The property is leased from the State of Hawaii under a 30-year commercial lease expiring in 2025. We believe that there is sufficient available land at NELHA to meet anticipated needs if a revised NELHA lease can be negotiated with acceptable terms. Under the terms of the existing NELHA lease, the Company could be required to remove improvements at the end of the lease term. Based upon analysis pursuant to Statement of Financial Accounting Standards No. 143 and FASB Interpretation No. 47, we do not believe the projected cost for such removal to be material to the consolidated financial statements, or likely, given historical experience. However, conditions could change in the future. It is not possible to predict such changes or estimate any impact thereof.

        The Company also rents warehouse space near NELHA and also in San Dimas, California.

Item 3.    Legal Proceedings

        From time to time the Company may become party to lawsuits and claims that arise in the ordinary course of business relating to employment, intellectual property, and other matters. There were no significant legal matters outstanding at March 31, 2008.

Item 4.    Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of stockholders during the fourth quarter of fiscal 2008.

PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters

        The Company's common stock is listed and traded on the NASDAQ Capital Market under the symbol "CYAN". As of June 23, 2008, the closing price and approximate number of holders of record of our common stock was $1.82 and 5,242,270, respectively. The high and low selling prices as reported by NASDAQ were as follows:

Quarter Ended:	June 30	September 30	December 31	March 31
Fiscal 2008
Common stock price per share:
High	$1.90	$1.44	$1.40	$1.68
Low	$1.43	$0.83	$0.79	$1.05
Fiscal 2007
Common stock price per share:
High	$3.40	$3.12	$2.00	$2.35
Low	$2.28	$1.68	$1.62	$1.61

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

STOCKHOLDER RETURN PERFORMANCE GRAPH

        The following graph sets forth the Corporation's total cumulative stockholder return as compared to the NASDAQ Composite U.S. Index (COMP) and the NASDAQ Biotech Index (NBI) for the period beginning March 31, 2003 and ending March 31, 2008. Total stockholder return assumes $100.00 invested at the beginning of the period in the Common Stock of the Corporation, the stocks represented in the NASDAQ Composite—U.S. Index and the NASDAQ Biotech, respectively. Total return assumes reinvestment of dividends; the Corporation has paid no dividends on its Common Stock. Historical price performance should not be relied upon as indicative of future performance.

Comparison of 5-Year Cumulative Total Return
Among Cyanotech Corporation,
NASDAQ Composite Index and Peer Group Index

ASSUMES $100 INVESTED ON MAR. 31, 2003
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING MAR. 31, 2008

Item 6.    Selected Financial Data

	Years ended March 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share data)
Statement of Operations Data
Net sales	$11,364	$9,683	$11,131	$11,445	$11,582
Gross profit	3,071	1,131	3,060	3,892	3,744
Impairment loss on equipment and leasehold improvements	—	4,487	—	—	—
Income (loss) from operations	(905)	(7,304)	(253)	724	634
Net income (loss)	(1,139)	(7,425)	(391)	601	318
Net income (loss) per common share—diluted	(0.22)	(1.42)	(0.07)	0.11	0.07
Balance Sheet Data
Cash and investment securities	1,090	1,444	2,535	3,005	2,531
Working capital	3,092	3,361	5,647	5,347	4,213
Total assets	9,780	9,906	17,595	18,787	18,487
Long-term debt, excluding current maturities	1,505	992	1,387	1,743	2,093
Stockholders' equity	6,379	7,510	14,939	15,325	14,570

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K. For a more comprehensive description of the Company's products and markets for such products, see Part I. Item 1. Business.

Results of Operations for the 2008, 2007 and 2006 Fiscal Years

				Fiscal Year 2008 vs. 2007		Fiscal year 2007 vs. 2006
	Fiscal Year			Favorable / (Unfavorable)
	2008	2007	2006	$	%	$	%
	(In thousands)
Net sales	$11,364	$9,683	$11,131	$1,681	17.4%	$(1,448)	(13.0)%
Cost of sales	8,293	8,552	8,071	259	3.0	(481)	(6.0)

Gross profit	3,071	1,131	3,060	1,940	171.5	(1,929)	(63.0)

Operating expenses
Research & development	143	203	187	60	29.6	(16)	(8.6)
Sales and marketing	1,355	1,297	1,312	(58)	(4.5)	15	1.1
General & administrative	2,478	2,448	1,814	(30)	(1.2)	(634)	(35.0)
Impairment loss on equipment and leasehold improvements	—	4,487	—	4,487	100.0	(4,487)	(100.0)

Total operating expense	3,976	8,435	3,313	4,459	52.9	(5,122)	(154.6)

Loss from operations	(905)	(7,304)	(253)	6,399	87.6	(7,051)	(2,787.0)

Other income (expense)
Interest income	24	59	46	(35)	(59.3)	13	28.3
Interest expense	(164)	(186)	(180)	22	11.8	(6)	(3.3)
Other income (expense), net	(65)	(3)	(10)	(62)	(2,066.7)	7	70.0

Total other expense	(205)	(130)	(144)	(75)	(57.7)	14	9.7

Loss before income taxes	(1,110)	(7,434)	(397)	6,325	85.1	(7,037)	(1,772.5)
Income tax expense (benefit)	29	(9)	(6)	(38)	(422.2)	3	50.0

Net loss	$(1,139)	$(7,425)	$(391)	$6,287	84.7%	$(7,034)	(1,799.0)%

Overview

        Cyanotech Corporation's core competency is cultivating and processing microalgae into high-value, high-quality natural products for the human and animal nutrition markets. Our products are sold in bulk quantities to manufacturers, formulators and distributors in the health foods, nutritional supplements and animal nutrition markets and as packaged consumer products to distributors, retailers, and direct consumer sales. The Company manufactures its products in Hawaii, but markets them worldwide, generating 43%, 46% and 52% of its revenues outside of the United States for each of the years ended March 31, 2008, 2007 and 2006, respectively. Competing in a global marketplace, the Company is influenced by the general economic conditions of the countries in which its customers operate, including adherence to its customers' local governmental regulations and requirements. The Company currently has no material foreign exchange exposure as all sales are in U.S. currency.

        The Company reported a net loss of $1,139,000 or ($.22) per diluted share for fiscal 2008 compared to $7,425,000, or ($1.42) per diluted share for fiscal year 2007. Cash and cash equivalents at March 31, 2008 were $1,090,000, down $354,000 from a year ago. Working capital declined 8% to $3,092,000 at March 31, 2008 from working capital of $3,361,000 a year ago, primarily due to decreased cash and equivalents, short term investments, accounts receivable and inventory balances.

        The following table details selected financial data highlighting three key areas:

	Year Ended March 31,
	2008	2007	2006
	(In thousands)
Net sales:
Spirulina products	$5,980	$6,090	$6,517
Natural astaxanthin products	5,251	3,496	4,370
Other products	133	97	244

	$11,364	$9,683	$11,131

Gross profit as a percentage of sales	27%	12%	27%
Operating expenses as a percentage of sales	35%	87%	30%

        Net sales for fiscal 2008 were $11,364,000, or 17.4% higher than the $9,683,000 reported for the prior fiscal year. This increase was due primarily to increased production of both astaxanthin and spirulina compared to 2007. During fiscal 2008, the Company continued to experience reductions of NatuRose astaxanthin sales to the worldwide aquaculture market compared to fiscal 2007. Accordingly, beginning the second quarter of fiscal 2008, the Company handled all former Cyantoech Japan business through Cyanotech Corporation headquarters. Also, as discussed in this report, the Company dissolved its Cyanotech Japan subsidiary in November 2007. Astaxanthin production during fiscal 2008 has primarily been used to produce higher value and higher margin BioAstin products rather than NatuRose.

        The Company's emphasis is on growing the market for its human nutrition astaxanthin product, BioAstin and Spirulina products. The Company may invest in focused expenditures in advertising and clinical trials in the human nutrition and cosmetics markets and may work with industry leaders to integrate BioAstin into other distribution channels and products. The Company intends to grow the human focused side of its spirulina business and to emphasize the benefits of its natural astaxanthin products as increased competition from other producers of natural and synthetic astaxanthin may result in the decline of margins generated by its natural astaxanthin products. Management cannot predict whether the outcomes of any of its strategies will be successful.

        As depicted in the preceding table, the Company's gross profit margin as a percentage of net sales increased to 27% for the fiscal year ended March 31, 2008, up from 12% for fiscal 2007 and consistent with 27% for fiscal 2006. Management expects the Company's gross profit margin percentage for the first quarter of fiscal 2009 to remain consistent with fiscal 2008 reported performance levels. There are many factors which have influenced gross profit. These particularly include sales volume and mix and below normal capacity due to both customary and complex production variables related to astaxanthin production in 2007 and spirulina production in the third quarter of 2008. Additional factors impacting current margins include competitive pricing results due to increased competition and increases in raw materials and related freight costs. Spirulina production during fiscal 2008 was particularly impacted by dilution and overflow problems as a result of torrential rains during re-inoculation of ponds recovering from chemical imbalance as announced December 20, 2007. Following the December 2007 restoration effort, this particular imbalance appears to be resolved. Astaxanthin production, which was impaired in fiscal year 2007, appears to have returned to more reliable levels. Spirulina and astaxanthin production should continue at more reliable levels, resulting in reasonable per unit production costs. However, because complex biological processes are involved and these processes are influenced by factors beyond Company control—the weather, for example—we cannot assure the results of any of the Company's corrective or improvement efforts. Because the Company's processes are agricultural, it is important to maintain reasonably strong production volumes in order to support the basic resource levels required to sustain a large scale, open culture, natural agricultural facility.

        The production of our algae products involves complex agricultural systems with inherent risks including weather, disease, and contamination. These risks are unpredictable and also include such elements as the control and balance of necessary nutrients and other factors. The efficient and effective cultivation of microalgae requires consistent light, warm temperatures, low rainfall and proper chemical balance in a very nutrient-rich environment. If the chemical composition of a pond changes from its required balance, unusually high levels of contamination due to the growth of unwanted organisms or other biologic problems do occur. These often arise without warning and sometimes there are few or no clear indicators as to appropriate remediation or corrective measures. We believe that our technology, systems, processes and favorable growing location generally permit year-round harvest of our microalgal products in a cost-effective manner. However, imbalances in astaxanthin production in fiscal year 2007 and spirulina production in 2008, together with increasing energy costs, suggest a need for continuing caution. We cannot, and do not attempt to, provide any form of assurance with regard to our technology, systems, processes, location, or cost-effectiveness.

        The Company operates entirely in one operating segment, the cultivation and production of microalgae into high-value, high-quality natural products. The Company cultivates, on a large-scale basis, two microalgal species from which our two major product lines, spirulina products and natural astaxanthin products, are derived. There is risk in operating entirely in one business segment such as the cultivation and production of microalgae at a single production facility. Single location agricultural and production facilities do not provide the protections and assurances afforded by operations in two or more widely separated locations. Our single location in Hawaii is susceptible to increased energy and transportation costs, and energy and transportation disruptions with either limited alternatives or no alternatives. The Company's most significant operating expenditures are for electricity, related water pumping and nutrient and supply costs. These costs are directly or substantially affected by the price of fuel oil since Hawaii has virtually no hydroelectric power resources and only limited alternative electrical energy resources. Also, a single agricultural facility provides limited biologic diversity protection against invasive, mutant, or harmful organisms.

        The Company expects its financial results for the first quarter of fiscal 2009 to remain comparative to fiscal 2008 in both gross margin and general and administrative expenses as a percentage of net sales, as a specific level of improvement can not be determined. The decrease in gross profit margin percentage between fiscal 2007 and 2006 was primarily due to reduced astaxanthin production and a change in sales mix. The Company will continue to contain discretionary spending, and is actively pursuing methods of controlling increased energy and freight costs.

        The Company recorded a non-cash impairment write-down of production equipment and leasehold improvements of $4.5 million in fiscal year 2007 as a result of an analysis required under SFAS No. 144. Due to current period losses combined with a history of losses, the Company assessed the recoverability of its long-lived assets in accordance with SFAS No. 144 analysis as of March 31, 2008, however, no additional non-cash impairment write-down of production equipment and leasehold improvements was necessary for 2008. Additional non-cash impairment charges are not expected for 2009 if future planned results are achieved.

        To offset increased production costs, the Company continues to strive to increase production efficiencies in volume yield, potency, and quality consistent with the Company's commitment to produce high-value, high-quality products. However, these efforts cannot be guaranteed to achieve the desired results.

Results of Operations

        Revenues    Net sales for fiscal 2008 totaled $11,364,000, a 17.4% increase from net sales of $9,683,000 in fiscal 2007 and a 2% increase from net sales of $11,131,000 reported in fiscal 2006. The following is a discussion of revenues by major product category.

        Spirulina    The Company has been producing Spirulina Pacifica, a strain of Spirulina microalga, since 1985. Revenues generated from the Company's Spirulina products are a significant portion of total revenues, amounting to $5,980,000, $6,090,000 and $6,517,000 for the years ended March 31, 2008, 2007 and 2006 respectively. Although the Company believes that Spirulina is a mature product in a highly competitive market, the dollar amount of revenue as a percentage of total revenues for the three years ended March 31, 2008, is 53%, 63% and 59%, respectively. Approximately $1,149,000 or 10% of net sales for the year ended March 31, 2008 were to Spirulina International B. V., a Spirulina marketing and distribution company based in the Netherlands. Sales to this customer during fiscal years 2007 and 2006 amounted to $937,000 or 10% of net sales, and $1,285,000 or 12% of net sales.

        The Company has experienced increased competition for its Spirulina products resulting from an increasing number of suppliers of Spirulina as well as from a larger portion of our sales coming from bulk product orders whose customers generally treat these products as commodities with price being the major determining factor driving their purchasing decision. We expect this competitive pricing pressure to continue in future periods and in response have focused on improving the quality of our Spirulina products in support of customers who demand higher quality raw materials for their formulations. Fiscal 2008 Spirulina sales decreased $110,000 or 2% resulting from fewer units sold as a result of third quarter production issues, as compared to the prior fiscal year. In fiscal 2007, sales decreased 7% from 2006 resulting from average units sold and average unit price decreases of 3% and 4%, respectively. At March 31, 2008 our backlog of Spirulina orders totaled approximately $710,000 and such backlog at the end of fiscal 2007 was $432,000. The majority of these orders were filled in the first quarter of the subsequent fiscal year.

        Natural Astaxanthin    In fiscal 2008, the Company's sales of its natural astaxanthin products were $5,251,000, an increase of 50% from $3,496,000 in fiscal 2007, and an increase of 20% from $4,370,000 in fiscal 2006. The increase in natural astaxanthin sales for the year was the result of a 93% increase in units sold offset by a 7% decrease in average selling price as compared to 2007. Decreased production in 2007 accounted for the 20% sales decline from 2006. Customers, Valensa and YAD International accounted for $658,000 or 6% of net sales and $613,000 or 5% of net sales, respectively, for the year ended March 31, 2008. We believe that sales to these customers will continue to represent a significant portion of total net sales in future periods. During 2008, the Company discontinued production of its animal product, NatuRose, in order to focus on the human astaxanthin products which are experiencing greater demand and have higher gross margins. At March 31, 2008 our backlog of orders for all natural astaxanthin products totaled approximately $209,000, a decrease of $593,000 from $802,000 at the end of fiscal 2007 due primarily to the decreased production levels in 2007 and the timing of customer orders at the end of fiscal 2008. The majority of these orders were shipped in the first quarter of the subsequent fiscal year.

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

        Cost of Sales    Cost of sales, as a percentage of net sales, was at 73%, 88% and 73% for fiscal years 2008, 2007, and 2006, respectively. Cost of sales includes the cost of nutrients and materials, direct labor and manufacturing overhead costs, depreciation and amortization of production equipment, buildings and leasehold improvements associated with the production of inventory units sold and other production-related period costs. The cost of sales percentage decrease of 12 points between 2008 and 2007 is due primarily to both customary and complex production variables related to astaxanthin and spirulina production. Factors also include increases in the cost of raw materials and freight costs, as well as diminished demand for these products and including unabsorbed related fixed production costs. Astaxanthin production during fiscal 2007 was particularly impacted by an imbalance in the complex biological processes and mechanisms involved in its growth and production. The Company feels that it identified and corrected the factors leading to this particular imbalance. However, because complex biological processes are involved, as discussed elsewhere in this report, the Company cannot predict the magnitude or results of such corrective efforts. Because the Company's processes are agricultural, it is important to increase astaxanthin production volumes in order to support the minimal resource levels required to sustain a large-scale open culture agricultural facility. Labor and chemical costs, coupled with other efforts, were not effective in correcting the imbalance in the factors affecting the Company's biological cultivation process.

        In fiscal 2008, $1,298,000 of non-inventoriable costs were deemed to be period costs resulting from an abnormal usage of chemical, labor and utilities expended to manage the spirulina production problems, re-inoculation and subsequent flooding which occurred in December 2007. These expenditures combined to significantly increase cost of sales relative to units produced and correspondingly reduced gross profit for the year ended March 31, 2008. Fiscal year 2007 included $1,668,000 of non-inventoriable costs as a result of abnormal chemical, labor and utility usage related to astaxanthin production coupled with costs associated with the company's animal nutrition market products which were not inventoriable because such costs would have exceeded the market value for the related inventory. On March 23, 2008, the Company announced its decision to abandon the animal nutrition market in favor of human products with higher demand and margins. Comparable non-inventoriable costs recorded in fiscal 2006 totaled $864,000.

        For fiscal 2009, with the rising cost of fuel oil, the Company expects to incur higher electrical utility costs dependent upon the regulated public utility's ability to obtain approval for rate increases. If electrical utility costs increase significantly from fiscal 2008, the cost to manufacture the Company's products could increase materially above prior year costs.

        Fresh water is critical for our natural astaxanthin production and, while the Company has not experienced any constraint on fresh water availability, future availability could be negatively impacted by significant growth in the local population as well as by throughput constraints on the water delivery infrastructure owned by the County of Hawaii. Given the criticality of fresh water to our operations and the community, the Company recycles fresh water where possible and developed additional water recycling systems during fiscal 2007 in its efforts to utilize fresh water efficiently. Both fresh and sea water require electricity for pumping; and electricity, the Company's single greatest expenditure, depends on the cost of fuel oil which is, in turn, tied to the global price of crude oil. The general price of fuel in Hawaii has increased in excess of 46% since the end of fiscal 2007 and the Company's cost of electricity has increased 33% per kilowatt hour.

        For the production of BioAstin, the Company's natural astaxanthin product for the human nutrition market, three third party contractors are utilized for the processes of extraction, and three third party contractors are utilized for both encapsulation (for gelcaps) and micro-encapsulation (for beadlets). Although these services are available only from a limited number of sources, we believe we have the ability to use other parties if any of the current contractors become unavailable. If pricing for any of these services significantly increases, there could be a material adverse effect on our business, financial condition and results of operations. There have not been any significant changes in the cost of extraction or encapsulation services and none are now anticipated.

        To offset increased production costs, the Company seeks ways to increase production efficiencies in volume yield, potency, and quality consistent with the Company's commitment to produce high-value, high-quality products. However, these efforts cannot be guaranteed to achieve the desired results.

        The Company adopted SFAS No. 151 effective April 1, 2006. The provisions of SFAS No. 151 "Inventory Costs—an amendment of Accounting Research Bulletin No. 43, Chapter 4" require that abnormal amounts of freight, handling costs and wasted material (spoilage) be recognized as current-period charges and fixed production overhead costs be allocated to inventory based on the normal capacity of production facilities. Normal capacity is defined as "the production expected to be achieved over a number of periods or seasons under normal circumstances, taking into account the loss of capacity resulting from planned maintenance."

        Unforeseen changes in any of the factors surrounding the estimates imbedded in the determination of inventory values and cost of sales could have a material impact on cost of sales. Such changes in factors and estimates include but are not limited to production levels and capacity, changes in the prices paid for raw materials, supplies, and labor, changes in yield, potency, and quality of biomass, and changes in processing or production methods.

        Gross Profit Margin    The Company's gross profit margin as a percentage of net sales increased 15 points to 27% for the fiscal year ended March 31, 2008, up from 12% for fiscal 2007 and consistent with 27% for fiscal 2006 as previously described.

        Management expects the Company's fiscal 2009 gross profit margin percentage to remain generally consistent with the results reported for fiscal 2008 since astaxanthin cultivation and spirulina production variables are not expected to negatively impact gross margins in fiscal 2009 to the extent experienced in fiscal 2008 and more so in 2007. However, as discussed elsewhere in this Report, the Company cannot predict future production levels. In fiscal 2007, the Company recognized period costs resulting from an abnormal usage of nutrients, labor and utilities engaged to restore production which were not immediately effective in correcting imbalances in the astaxanthin cultivation and spirulina production processes. Producing the highest quality microalgae is a complex biological process which requires the tenuous balancing of numerous factors including microalgal strain variations, temperature, acidity, nutrient and other environmental considerations, some of which are not in the Company's control. As a result, especially for natural astaxanthin cultivation, and also for spirulina production, it is difficult and time consuming to adjust, improve or correct the production process when quality levels fall below specifications. While the Company generally possesses scientific knowledge and resources to correct its production processes, there are too many variables involved for the Company to make reliable projections concerning such efforts. However, we have identified some production variables, and as a result, we constantly strive to correct imbalances in our efforts to achieve increased production yields in both quantity and quality. In addition to the items discussed above, there are many factors which could materially diminish gross profit. These include, but are not limited to sales volume and mix, increases in the cost of raw materials and raw material freight costs, and production volumes below normal capacity in response to customary production variables—such as weather—and significant changes in demand for the Company's products, and the allocation of production resources toward Astaxanthin and Spirulina biomass production levels and production rates based on the variables just mentioned.

        Operating Expenses    Operating expenses as a percentage of net sales were 35% for fiscal 2008, 87% for fiscal 2007 and 30% for fiscal 2006. The 52 point decrease from 2007 to 2008 as a percentage of sales and the 57 point increase from 2006 to 2007 as a percentage of net sales was due primarily to two factors both occurring in 2007. The Company recorded a non-cash impairment write-down of production equipment and leasehold improvements of $4.5 million as a result of an analysis required under SFAS No. 144. In addition, the Company incurred general and administrative expenses in conjunction with the restatement and amendment of a prior period annual report on Form 10-K/A, for the fiscal year ended March 31, 2006, filed with the Securities and Exchange Commission on February 14, 2007. In addition to these factors, there were costs incurred during the third quarter of fiscal 2007 meeting listing requirements with NASDAQ Capital Market, including our one-for-four reverse stock split, as discussed in our December 31, 2006, Form 10-Q filing with the Securities and Exchange Commission on March 14, 2007.

        During fiscal 2008, General and administrative expenses were comparable to fiscal 2007; Sales and marketing expenses increased by 4.5% from 2007; and Research and development decreased 30% from 2007. In December 2007, the Company announced the lay off of 13 staff, approximately 20 percent of the Company's workforce, representing reductions made throughout production and administration personnel. This workforce reduction was intended to better balance costs with sales in the current sales and production environment. The Company is committed to ongoing cost containment aimed at controlling its level of operating expenses, but may increase some discretionary spending in future periods as dictated by the needs of the business.

        Research and development costs decreased to $143,000 in 2008, down 30% from $203,000 in fiscal 2007, and down 24% from $187,000 in fiscal 2006. No new clinical trials were conducted in 2008 and 2007. Research and development efforts focused on resolving and improving culture and production processes. In fiscal 2006 the major expenditures in research and development were for initiation of new scientific clinical trials, costs related to product registration and work aimed at increasing production yields and improving the quality and stability of such products.

        Sales and marketing costs were $1,355,000, $1,297,000 and $1,312,000 in fiscal 2008, 2007 and 2006, respectively, increasing 5% from fiscal 2007 and 3% from fiscal 2006. Consistent with efforts to control expenses, 2008 marketing was targeted toward sales of bulk BioAstin and other related consumer products.

        General and administrative costs were $2,478,000, $2,448,000 and $1,814,000 in fiscal 2008, 2007 and 2006, respectively. Fiscal 2008 expenses increased only 1% from one year ago. Compared to fiscal 2006, fiscal 2007 expenses increased by $634,000 or 35% due primarily to costs incurred for restatement of prior year's annual report on Form 10-K/A as of March 31, 2006, and the work associated with the threatened NASDAQ Capital Market delisting issues resulting in increases in audit, attorneys, accountants and other financial fees totaling a combined $709,000. Such fees were substantially reduced in 2008; however, they were offset by increased personnel and regulatory compliance reporting expenses.

        The Company reviews the recoverability of the carrying value of long-lived assets using the methodology prescribed in Statement of Financial Accounting Standards (SFAS) 144, "Accounting for the Impairment and Disposal of Long-Lived Assets." The Company reviews long-lived assets and intangible assets for potential impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. This analysis under SFAS No. 144 at March 31, 2008 determined that the Company's equipment and leasehold improvements are not impaired in the Cyanotech's Consolidated Balance Sheet at March 31, 2008. However, such analysis under SFAS No. 144 at March 31, 2007 determined that the Company should record a non-cash impairment loss reducing, by $4.5 million, the values of certain production related equipment and leasehold improvement assets at March 31, 2007. Accordingly, the values of the Company's equipment and leasehold improvement assets as reported on the Consolidated Balance Sheets as of March 31, 2007 were reduced by the impairment loss, and the Company's Consolidated Statements of Operations for the year ended March 31, 2007 includes the corresponding charge of $4.5 million for the impairment of equipment and leasehold improvements. The Company notes that the foregoing reduction of asset carrying values significantly and correspondingly reduced depreciation expense in future periods. See Note 3 to the consolidated financial statements for further discussion of the impairment charge.

        The Company expects operating expense spending will remain consistent with or moderately increase from fiscal 2008 due to increased personnel costs and general price increases of expenses. Increases may be necessary in research and development as new opportunities arise. However, the Company will continue to seek additional leverage from customer supported research where and as practicable. Increases in sales and marketing expenses may become necessary as the Company seeks new and increased markets and market share. Whether sales and marketing expenses increase over fiscal year 2008 levels will be based on customer demand and market opportunities that may arise. Also, the cost of regulatory compliance—including international standards (ISO), US food and drug manufacturing practice (GMP), Sarbanes Oxley, and other regulatory compliance areas—continue to increase. Finally, the Company must remain competitive in the labor market, and this may lead to some increases in general and administrative costs.

        Other Expense    The following details the amounts included in other expense:

	2008	2007	2006
	(In thousands)
Interest expense on Term Loan Agreement(1)	$148	$181	$175
Other interest expense	16	5	5
Other (income) expense, net(2)	41	(56)	(36)

Total other expense	$205	$130	$144

(1)
The total principal balance on the Company's Term Loans was $2,072,000, $1,390,000 and $1,751,000 as of March 31, 2008, 2007 and 2006, respectively. The interest rate under the Term Loans is 1% above the prime rate. The prime rate as of March 31, 2008, 2007 and 2006 was 5.25%, 8.25% and 7.25%, respectively. Interest expense includes amortization of debt issue costs.

(2)
Other (income) expense, net includes state sales tax expense related to prior years, interest earned on certain cash and cash equivalents balances and gains (losses) arising from exchange rate fluctuations on transactions of the Company's Japan subsidiary. With the announced dissolution of the Company's Japan subsidiary, exchange rate fluctuations are not expected to continue as long as the Company's business is transacted in US dollar amounts.

        Income Taxes    For fiscal 2008 the Company recorded a tax expense of $29,000 compared with an income tax benefit of $9,000 and $6,000, respectively, for 2007 and 2006. These primarily related to Hawaii State tax credits which were disallowed in fiscal 2008. At March 31, 2008 the Company had Federal and Hawaii state net operating loss carry forwards of approximately $ 17,446,000 and $12,141,000, respectively. These net operating loss benefits have been fully reserved as their utilization is not assured.

Liquidity and Capital Resources

        Financial Condition    At March 31, 2008, the Company's working capital was $3,092,000, a decrease of $269,000 compared to $3,361,000 at March 31, 2007. Cash and cash equivalents and short-term investments at March 31, 2008 totaled $1,090,000, a decrease of $354,000 from $1,444,000 at March 31, 2007. The decreases in working capital, cash and cash equivalents, and short term investments are due to cash used in operating activities primarily resulting from significant increases in general and administrative costs previously discussed, and decreased balances in accounts receivable and inventory.

        The Company has two Term Loan Agreements ("Term Loans") with a lender. These provided up to $4.6 million in combined credit facilities which are secured by substantially all the assets of the Company. The outstanding combined balance under the Term Loans as of March 31, 2008 is approximately $2,072,000. The Term Loans have maturity dates of May 1, 2010 and March 1, 2015, respectively, and are payable in equal monthly principal and interest payments of approximately $58,000. $1,100,000 of the combined Term Loans matures May 1, 2010, with the remaining $993,000 maturing March 1, 2015.

        The interest rate under the Term Loans, in absence of a default under the agreement, is the prime rate, as defined, in effect as of the close of business on the first day of each calendar quarter, plus 1% (the prime rate was 5.25% at March 31, 2008). At March 31, 2007 the Company received a waiver of relevant restrictive covenants of the Term Loan related to the filings of Forms 10-Q for fiscal year 2007. In addition, the Company received a waiver of covenants related to delayed filing of its March 31, 2007 Form 10-K. The Company is prohibited by the Term Loan from declaring any cash dividends without the lender's prior written consent. A $250,000 restricted cash deposit is held in an interest-bearing restricted cash account per the terms of the Term Loan and is included in Other Assets in the consolidated balance sheets at March 31, 2008 and 2007.

        The following table presents the Company's debt and lease obligations at March 31, 2008 (in thousands):

	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
Term Loans	$567	$984	$336	$185	$2,072
Interest Expense on Term Loan	118	165	46	6	335
Operating Leases	186	472	296	1,739	2,693

Total	$871	$1,621	$678	$1,930	$5,100

        Cash Flows    Our cash and cash equivalents and short-term investments were $1,090,000, $1,444,000 and $2,535,000 at March 31, 2008, 2007 and 2006, respectively.

        During fiscal year 2008, the Company used cash in operating activities of $782,000, compared to cash used in fiscal 2007 of $459,000 and cash generated from operations of $179,000, in fiscal 2006. The additional cash used in operations in fiscal year 2008 compared to fiscal year 2007 is primarily due to the fiscal 2008 net loss of $ 1,139,000 compared to a net loss of $7,425,000 in fiscal year 2007 which included non-cash expenses of $5,784,000 coupled with the impact of Accounts Receivables and Inventory decreases in 2007 totaling $1,100,000 and increases in Accounts Receivable and Prepaid expenses and other assets in 2008 amounting to $500,000.

        Net Cash of $131,000 was used in investing activities during fiscal 2008. This compared to net cash provided by investing activities in 2007 from the maturity of short-term investments offset by equipment purchases. Such equipment purchases continue to be aimed toward capital projects enhancing or maintaining our ability to respond to market demand. Depreciation and amortization expense was $490,000, $1,250,000 and $1,321,000 for the years ended March 31, 2008, 2007 and 2006, respectively. Depreciation expense for 2008 was significantly less than 2007 as a result of the non-cash impairment write-down of production equipment and leasehold improvements in 2007. For fiscal 2009, management expects to continue to invest in equipment upgrades and leasehold improvements tied to market requirements and production efficiency. Capital expenditures are expected to approximate amounts expended in fiscal 2008.

        During fiscal 2008, cash obtained from financing activities amounted to $1,078,000 proceeds from senior debt obtained February 19, 2008 as discussed in this report. Cash used in financing activities was $396,000 representing principal payments on long-term debt and $123,000 of closing costs related to the February 19, 2008 senior debt.

        Sufficiency of Liquidity    Based upon our current operating plan, analysis of our consolidated financial position and projected future results of operations, we believe that our operating cash flows and expected cash balances will be sufficient to finance current operating requirements, debt service, and planned capital expenditures, for the next 12 months. With total working capital of $3.1 million, and a current ratio of 2.7 to 1 as of March 31, 2008, management expects liquidity in fiscal 2009 to be generated primarily from operating cash flows.

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

Variability of Results

        The following selected quarterly financial data (unaudited) as of and for the periods presented highlights the significant fluctuations in operating results and financial condition that the Company has experienced in the past three fiscal years:

Ended	4th Quarter March 31,	3rd Quarter December 31,	2nd Quarter September 30,	1st Quarter June 30,
	(In thousands)
Fiscal 2008:
Net sales	$3,414	$2,763	$2,604	$2,583
Cost of sales	2,210	2,410	1,836	1,837
Operating expenses	893	914	1,082	1,087
Net income (loss)	181	(594)	(344)	(382)
Working capital	3,092	2,050	2,672	2,990

Fiscal 2007:
Net sales	$2,330	$2,434	$2,475	$2,444
Cost of sales	2,152	2,356	2,071	1,973
Operating expenses	5,466	1,241	946	782
Net income (loss)	(5,319)	(1,187)	(572)	(347)
Working capital	3,361	4,055	5,080	5,594

Fiscal 2006:
Net sales	$3,252	$2,333	$2,517	$3,029
Cost of sales	2,438	1,674	1,935	2,024
Operating expenses	831	835	856	791
Net income (loss)	(43)	(210)	(297)	159
Working capital	5,647	5,555	5,587	5,772

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

Effect of Recently Issued Accounting Standards and Estimates

        In June 2006, the FASB issued FASB Interpretation No. 48 ("FIN No. 48"), "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109". This interpretation prescribes a "more-likely-than-not" recognition threshold and measurement attribute (the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement with tax authorities) for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN No. 48 on April 1, 2007 with no material impact to the financial statements, and believes the impact of FIN No. 48 will not materially impact the Company's results of operations for fiscal 2009 or beyond.

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

        The Company is required to state inventories at the lower of cost or market. Cost is defined as the sum of the applicable expenditures and charges directly or indirectly incurred in bringing inventories to their existing condition and location. Cost for inventory purposes may be determined under any one of several assumptions as to the flow of cost factors, such as first-in, first-out; average cost; and last-in, first-out. Our inventories are stated at the lower of cost, which approximates first-in, first-out, or market. Inventory values are subject to many critical estimates, and unforeseen changes in any of the factors surrounding the estimates imbedded in the determination of inventory values and cost of sales could have a material impact on the Company's results. Such changes in factors and estimates include but are not limited to production levels and capacity, changes in the prices paid for raw materials, supplies, and labor, changes in yield, potency, and quality of biomass, changes in processing or production methods, and changes in the carrying value of our inventories resulting from the prices our customers are willing to pay for our products.

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

        During the year ended March 31, 2007, the Company recorded an impairment charge of $4,487,000. The Company determined fair value based upon present values of expected future cash flows. This technique requires the use of a variety of estimates including projected financial information, discount rates, as well as estimates of asset values many years in the future. As such, the results from the use of this method can result in significant volatility in the results should any of these estimates or assumptions change.

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

        We have a term loan agreement which adjusts quarterly based on the prime rate. As such, we are exposed to the interest rate risk whereby a 1% increase in the prime rate would lead to an increase of approximately $20,000 in interest expense for the year ending March 31, 2009 (based on March 31, 2008 amounts outstanding).

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Cyanotech Corporation:

        We have audited the accompanying consolidated balance sheets of Cyanotech Corporation and subsidiaries (the Company) as of March 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended March 31, 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cyanotech Corporation and subsidiaries as of March 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2008, in conformity with U.S. generally accepted accounting principles.

Honolulu, Hawaii
June 26, 2008

CYANOTECH CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

March 31, 2008 and 2007

	2008	2007
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$1,090	$1,444
Accounts receivable, net of allowance for doubtful accounts of $23 in 2008 and 2007	1,934	1,587
Inventories	1,601	1,593
Prepaid expenses and other current assets	263	141

Total current assets	4,888	4,765
Equipment and leasehold improvements, net	4,269	4,701
Other assets	623	440

Total assets	$9,780	$9,906

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$567	$398
Accounts payable	805	616
Accrued expenses	320	390
Customer deposit	104	—

Total current liabilities	1,796	1,404
Long-term debt, excluding current maturities	1,505	992
Other long-term liabilities	100	—

Total liabilities	3,401	2,396

Stockholders' equity:
Common stock of $.02 par value, authorized 7,500,000 shares; issued and outstanding 5,242,270 shares at 2008 and 5,233,520 shares at 2007	105	105
Additional paid-in capital	27,337	27,333
Accumulated other comprehensive loss	(4)	(8)
Accumulated deficit	(21,059)	(19,920)

Total stockholders' equity	6,379	7,510

Total liabilities and stockholders' equity	$9,780	$9,906

See accompanying notes to consolidated financial statements

CYANOTECH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended March 31, 2008, 2007 and 2006

	2008	2007	2006
	(in thousands, except per share data)
Net sales	$11,364	$9,683	$11,131
Cost of sales	8,293	8,552	8,071

Gross profit	3,071	1,131	3,060

Operating expenses:
Research and development	143	203	187
Sales and marketing	1,355	1,297	1,312
General and administrative	2,478	2,448	1,814
Impairment loss on equipment and leasehold improvements	—	4,487	—

Total operating expense	3,976	8,435	3,313

Loss from operations	(905)	(7,304)	(253)

Other income (expense):
Interest income	24	59	46
Interest expense	(164)	(186)	(180)
Other income (expense), net	(65)	(3)	(10)

Total other expense, net	(205)	(130)	(144)

Loss before income taxes	(1,110)	(7,434)	(397)
Income tax expense (benefit)	29	(9)	(6)

Net loss	$(1,139)	$(7,425)	$(391)

Net loss per share:
Basic	$(.22)	$(1.42)	$(0.07)

Diluted	$(.22)	$(1.42)	$(0.07)

Shares used in calculation of net income loss per share:
Basic	5,242	5,234	5,226

Diluted	5,242	5,234	5,226

See accompanying notes to consolidated financial statements

CYANOTECH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND
COMPREHENSIVE INCOME (LOSS)

Years ended March 31, 2008, 2007 and 2006

	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	(in thousands, except share data)
Balances at March 31, 2005	5,224,066	104	27,298	(12,104)	—	27	15,325
Issuances of common stock for:
Exercise of stock options for cash	3,625	1	8	—	—	—	9
Non-employee directors' services, at fair value	4,375	—	14	—	—	—	14
Compensation expense for accelerated vesting of stock options	—	—	10	—	—	—	10
Comprehensive loss:
Net loss	—	—	—	(391)	(391)	—	(391)
Other comprehensive loss—foreign currency translation adjustments	—	—	—	—	(28)	(28)	(28)
Comprehensive loss	—	—	—	—	(419)	—	—

Balances at March 31, 2006	5,232,066	105	27,330	(12,495)	—	(1)	14,939
Issuances of common stock for:
Exercise of stock options for cash	1,575	—	3	—	—	—	3
Reverse stock split fractional shares	(121)	—	—	—	—	—	—
Comprehensive loss:
Net loss	—	—	—	(7,425)	(7,425)	—	(7,425)
Other comprehensive loss—foreign currency translation adjustments	—	—	—	—	(7)	(7)	(7)
Comprehensive loss	—	—	—	—	$(7,432)	—	—

Balances at March 31, 2007	5,233,520	$105	$27,333	$(19,920)		$(8)	$7,510
Issuances of common stock for Director Stock Grants	8,750	—	4	—	—	—	4
Comprehensive loss:
Net loss	—	—	—	(1,139)	(1,139)		(1,139)
Other comprehensive loss—foreign currency translation adjustments	—	—	—	—	4	4	4
Comprehensive loss	—	—	—	—	(1,135)	—	—

Balances at March 31, 2008	5,242,270	$105	$27,337	$(21,059)		$(4)	$6,379

See accompanying notes to consolidated financial statements

CYANOTECH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended March 31, 2008, 2007 and 2006

	2008	2007	2006
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,139)	$(7,425)	$(391)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Impairment loss on equipment and leasehold improvements	—	4,487	—
Depreciation and amortization	490	1,250	1,321
Loss on disposal of equipment	73	—	—
Amortization of debt issue costs and other assets	42	35	37
Issuance of common stock and stock options in exchange for services	4	—	14
Compensation expense for accelerated vesting of stock options	—	—	10
Provision for (reduction of) allowance for doubtful accounts	—	12	(8)
Net (increase) decrease in assets:
Accounts receivable	(347)	610	(132)
Inventories	(8)	463	(224)
Prepaid expenses and other assets	(220)	8	11
Net increase (decrease) in liabilities:
Customer Deposits	204	—	—
Accounts payable	189	131	(492)
Accrued expenses	(70)	(30)	33

Net cash provided by (used in) operating activities	(782)	(459)	179

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturity (purchase) of short-term investments	—	700	(300)
Investment in equipment and leasehold improvements	(131)	(274)	(311)

Net cash provided by (used in) investing activities	(131)	426	(11)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock in conjunction with the exercise of stock options and warrants, net of issuance costs	—	3	9
Proceeds from long-term debt	1,078	—	—
Principal payments on long-term debt	(396)	(361)	(347)
Payments for debt issuance costs	(123)	—	—

Net cash provided by (used) in financing activities	559	(358)	(338)

Net decrease in cash and cash equivalents	(354)	(391)	(170)
Cash and cash equivalents at beginning of year	1,444	1,835	2,005

Cash and cash equivalents at end of year	$1,090	$1,444	$1,835

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$130	$157	$148

Income taxes	$2	$1	$—

See accompanying notes to consolidated financial statements

CYANOTECH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 Description of Business and Summary of Accounting Policies

Description of Business

        Cyanotech Corporation (the Company) cultivates and produces high-value, high-quality natural products derived from microalgae. The Company currently cultivates, on a large-scale basis, two microalgal species from which its two major product lines are derived. The Company is currently producing microalgal products for nutritional supplement markets, having discontinued production for animal feed/pigments and immunological diagnostics markets. The Company manufactures all of its products in the United States and sells its products worldwide. As the Company's operations are solely related to microalgae-based products, management of the Company considers its operations to be in one industry segment. Correspondingly, the Company records revenue and cost of sales information by product category.

Basis of Presentation

        The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The accompanying consolidated financial statements include the accounts of Cyanotech Corporation and its wholly owned subsidiaries, Nutrex Hawaii, Inc. ("Nutrex Hawaii" or "Nutrex") and Cyanotech Japan YK ("Cyanotech Japan" or "CJYK"). Beginning in the second quarter of the fiscal year ended March 31, 2008, all business formerly conducted through "Cyanotech Japan" or "CJYK was absorbed by Cyanotech Corporation headquarters operations, and "Cyanotech Japan" or "CJYK" was dissolved November 30, 2007. The dissolution of CJYK did not have a material impact on the Company's financial results. All significant intercompany balances and transactions have been eliminated in consolidation.

Reclassifications

        Reclassifications have been made in the comparative 2006 financial statement amounts included in this report. This provides for conformation to 2008 and 2007 presentation. The reclassifications had no effect on net income.

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

Foreign Currency Translation and Risk

        The Japanese Yen was the functional currency for Cyanotech Japan. As such, Cyanotech Japan's revenues and expenses are translated at average rates of exchange prevailing during the year. Due to the dissolution of Cyanotech Japan in the third quarter of 2008, no Cyanotech Japan assets and liabilities remained as of March 31, 2008 Translation adjustments for Cyanotech Japan during the year ended March 31, 2008 have been charged or credited to accumulated other comprehensive income (loss) in stockholders' equity. Certain transactions for Cyanotech Japan during the year ended March 31, 2008 were exposed to foreign currency risk. The Company actively monitored and managed the balances subject to foreign currency risk. Currently Cyanotech Corporation transacts entirely in US dollars and does not hedge any foreign currency risk through the use of derivative financial instruments. For the years ended March 31, 2008, 2007 and 2006, the difference between net income (loss) and comprehensive income (loss) is $4,000, $(7,000) and $(28,000), respectively, which is attributable to foreign currency translation adjustment losses.

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

        In the fourth quarter of the fiscal year ended March 31, 2007, the Company concluded that certain production assets were partially impaired as a result of its assessment under SFAS 144. This impairment resulted in a non-cash charge of approximately $4.5 million. The impairment charge was classified within operating expenses in the consolidated statement of operations for the fiscal year ended March 31, 2007. There was no impairment as of March 31, 2008 and 2006. See Note 3 to the consolidated financial statements for further discussion of this impairment charge.

Revenue Recognition

        The Company recognizes revenues as goods are shipped to customers (FOB shipping point). The criteria for recognition of revenue are when persuasive evidence that an arrangement exists and both title and risk of loss have passed to the customer, the price is fixed or determinable and collectability is reasonably assured.

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

        As a result of the implementation of FIN 48, the Company did not recognize a liability for unrecognized tax benefits and, accordingly, was not required to record any cumulative effect adjustment to beginning of year retained earnings. As of both the date of adoption and March 31, 2008, there was no significant liability for income tax associated with unrecognized tax benefits.

        The Company recognized interest accrued related to unrecognized tax benefits as well as any related penalties in interest income or expense in its condensed consolidated statements of operations, which is consistent with the recognition of these items in prior reporting periods. As of the date of adoption and during the year ended March 31, 2008, the Company was not required to have an accrual for the payment of interest and penalties related to uncertain tax positions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examination by tax authorities for tax years before 2001.

Share-Based Compensation

        Effective April 1, 2006, The Company adopted the provisions of SFAS No. 123(R), "Share-Based Payment," for its share-based compensation plans, using the intrinsic value-based method of accounting for employee based stock options. The Company previously accounted for these plans under the recognition and measurement principles of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations and disclosure requirements established by SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure."

        Under APB No. 25, no compensation expense was recorded for the Company's stock options issued under the qualified plan. The pro forma effects on net earnings and earnings per share for qualified stock options were instead disclosed in a footnote to the financial statements. Under APB No. 25, compensation expense for non-qualified stock options with stock appreciation rights features were recorded utilizing the market price of the Company's stock at each period-end to determine the vested intrinsic value of the stock appreciation rights.

        Under SFAS No. 123(R), share-based compensation cost is measured at fair value. All of the Company's stock options are service based and equity-classified awards. The Company utilizes a closed-form valuation model to determine the fair value of each option award. Expected volatilities are based on the historical volatility of the Company's stock over a period consistent with that of the expected terms of the options. The expected terms of the options are estimated based on factors such as vesting periods, contractual expiration dates, historical trends in Cyanotech's stock price, and historical exercise behavior. The risk-free rates for periods within the contractual life of the options are based on the yields of U.S. Treasury instruments with terms comparable to the estimated option terms.

Per Share Amounts

        Basic earnings per common share is calculated by dividing net income (loss) for the period by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is calculated by dividing net income for the period by the sum of the weighted-average number of common shares outstanding during the period, plus the number of potentially dilutive common shares ("dilutive securities") that were outstanding during the period. Dilutive securities include options granted pursuant to the Company's stock option plans, potential shares related to the Employee Stock Purchase Plan and Restricted Stock grants to employees and non-employees. Dilutive securities related to the Company's stock option plans are included in the calculation of diluted earnings per common share using the treasury stock method. Potentially dilutive securities are excluded from the computation of earnings per share in periods in which a net loss is reported, as their effect would be antidilutive. A reconciliation of the numerators and denominators of the basic and diluted earnings per common share calculations for the years ended March 31, 2008, 2007 and 2006 is presented in Note 7.

New Accounting Pronouncements

        On September 15, 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, Fair Value Measurement ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company believes SFAS No.157 will not materially impact its consolidated financial statements for fiscal 2009.

        In June 2006, the FASB issued FASB Interpretation No. 48 ("FIN No. 48"), "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109". This interpretation prescribes a "more-likely-than-not" recognition threshold and measurement attribute (the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement with tax authorities) for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN No. 48 on April 1, 2007 and had no impact on results of operations for fiscal 2008. The Company believes FIN No. 48 will not materially impact the results of operations for fiscal 2009.

        In June 2006, the FASB ratified the consensus on Emerging Issues Task Force Issue No. 06-3 ("EITF No. 06-3"), "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement". The scope of EITF No. 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, Universal Service Fund (USF) contributions and some excise taxes. The Task Force affirmed its conclusion that entities should present these taxes in the income statement on either a gross or a net basis based on their accounting policy, which should be disclosed pursuant to APB Opinion No. 22, "Disclosure of Accounting Policies." If such taxes are significant and are presented on a gross basis, the amounts of those taxes should be disclosed. The consensus on EITF No. 06-3 indicates it should be effective for annual and interim reporting periods beginning after December 15, 2006. The Company adopted EITF No. 06-3 on January 1, 2007, and currently does not invoice governmental taxes to customers, thus there was no impact from the adoption of EITF No. 06-3 on the Company's results of operations for the year ended March 31, 2008.

Note 2 Inventories

        Inventories consist of the following as of March 31, 2008 and 2007:

	2008	2007
	(in thousands)
Raw materials	$321	$246
Work in process	214	281
Finished goods	888	929
Supplies	178	137

	$1,601	$1,593

Note 3 Equipment and Leasehold Improvements, Net

        Equipment and leasehold improvements consists of the following as of March 31, 2008 and 2007:

	2008	2007
	(in thousands)
Equipment	$6,335	$6,257
Leasehold improvements	7,348	7,335
Furniture and fixtures	94	87

	13,777	13,679
Less accumulated depreciation and amortization	(9,600)	(9,110)
Construction in-progress	92	132

	$4,269	$4,701

        The above equipment and leasehold improvement amounts as of March 31, 2007, have been reduced by a $4.5 million charge resulting from Management's analysis under SFAS No. 144 as discussed below.

        The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Upon such an occurrence, recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows to which the assets relate, to the carrying amount. If the asset is determined to be unable to recover its carrying value, then the carrying value of the long-lived assets are compared to the asset's fair value. The Company has determined fair value based upon appraised asset values.

        For purposes of SFAS No. 144, the Company's equipment and leasehold improvements are evaluated for recoverability as a single group since they cannot be separated into specific cash flow generating groups.

        The Company considered it necessary to record an impairment of production assets under SFAS No. 144 recognizing a loss for the amount by which the carrying amount or net book value of the assets exceeds the estimated fair value upon comparison. The net book value will be depreciated down to its estimated salvage value. The March 31, 2007 impairment charge was allocated to long-lived production assets based upon the relative net book values and is presented as follows:

Impairment Charge
Equipment	$(4,490)
Leasehold improvements	(7,331)
Furniture and fixtures	—

(11,821)
Accumulated depreciation and amortization	7,467
Construction in-progress	(133)

Impairment loss on equipment and leasehold improvements	$(4,487)

Note 4 Accrued Expenses

        Components of accrued expenses as of March 31, 2008 and 2007 are as follows:

	2008	2007
	(in thousands)
Wages, commissions and royalties	$216	$165
Professional fees	0	53
Other accrued expenses	104	172

	$320	$390

Note 5 Long-Term Debt

        Long-term debt consists of the following as of March 31, 2008 and 2007 as follows:

	2008	2007
	(in thousands)
Term loans	$2,072	$1,390
Less current maturities	(567)	(398)

Long-term debt, excluding current maturities	$1,505	$992

Term Loan Agreement

        In February 2008, the Company executed a Term Loan Agreement ("Term Loan") with a lender providing for $1.1 million in aggregate credit facilities, secured by the Company's assets. The Term Loan has a maturity date of March 1, 2015 and is payable in 84 equal monthly principal and interest payments. The interest rate under this Term Loan, in the absence of a default under the agreement, is the prime rate, in effect as of the close of business on the first day of each calendar quarter, plus 1%. As of March 31, 2008 and 2007, the prime rate was 5.25% and 8.25%, respectively. The Company is prohibited from declaring any common stock dividends without the lender's prior written consent.

        In April 2000, the Company executed a Term Loan Agreement ("Term Loan") with a lender providing for $3.5 million in aggregate credit facilities, secured by the Company's assets. The Term Loan has a maturity date of May 1, 2010 and is payable in 120 equal monthly principal and interest payments. The interest rate under this Term Loan, in the absence of a default under the agreement, is the prime rate, in effect as of the close of business on the first day of each calendar quarter, plus 1%. As of March 31, 2008 and 2007, the prime rate was 5.25% and 8.25%, respectively. The Company received a waiver of relevant covenants of the Term Loan related to the previous filing of Forms 10-Q for fiscal year 2007. The Company is prohibited from declaring any common stock dividends without the lender's prior written consent. A warrant to purchase 5,000 shares of the Company's common stock was issued in conjunction with this Term Loan. The warrant expires in April 2011 and has an exercise price of $10.20 per share. The warrant may only be exercised after the Company has repaid the Term Loan in full.

        A $250,000 restricted cash deposit continues to be held in the restricted cash account and is included in Other Assets in the accompanying consolidated Balance Sheets at March 31, 2008 and 2007.

        Future principal payments under the Term Loan Agreements as of March 31, 2008 are as follows:

Year ending March 31	(in thousands)
2009	$567
2010	606
2011	225
2012	153
2013	163
Thereafter through 2015	358

Total principal payments	$2,072

Note 6 Leases

        The Company leases facilities, equipment and land under operating leases expiring between 2007 and 2025. The land lease provides for contingent rentals in excess of minimum rental commitments based on a percentage of the Company's sales. Contingent rental for the years ended March 31, 2008, 2007 and 2006 was $46,000, $52,000 and $55,000, respectively.

        Future minimum lease payments under non-cancelable operating leases at March 31, 2008 are as follows:

Year ending March 31	(in thousands)
2009	$186
2010	166
2011	156
2012	150
2013	148
Thereafter through 2025	1,887

Total minimum lease payments	$2,693

        Rent expense under operating leases amounted to $268,000, $283,000 and $316,000 for the years ended March 31, 2008, 2007 and 2006, respectively.

Note 7 Share-Based Compensation

        Effective April 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standard No. 123(R) ("SFAS No. 123R"), "Share-Based Payment," for its share-based compensation plans, which is a revision of Statement of Financial Accounting Standard No. 123 "Accounting for Stock- Based Compensation". On March 29, 2005, the SEC staff issued Staff Accounting Bulletin No. 107, "Share-Based Payment" (SAB No. 107), which expressed the SEC staff's views on SFAS No. 123R, but did not modify any of SFAS No. 123R's provisions. The Company measures the cost of employee services received in exchange for an award. If an award vests or becomes exercisable based on the achievement of a condition other than service, performance or market condition, the award is liability-classified. Liability-classified awards are remeasured to fair value at each balance sheet date until the award is settled. Equity-classified awards, including grants of employee stock options, are measured at the grant-date fair value of the award and are not subsequently remeasured. The cost of equity-classified awards is recognized in the income statement over the period during which an employee is required to provide the service in exchange for the award. In the Company's case, all of the Company's stock options are service based awards.

Stock Options

        Under the 2005 Stock Option Plan (the "2005 Plan"), 200,000 shares of common stock are reserved for issuance and the plan terminates on August 21, 2015. Under the 2005 Plan, eligible employees and certain independent consultants may be granted options to purchase shares of the Company's Stock. The shares issuable under the 2005 Plan will either be shares of the Company's authorized but previously unissued common stock or shares reacquired by the Company, including shares purchased on the open market. As of March 31, 2008, 147,650 options remained available for grant under the 2005 Plan. Concurrent with the 2005 Plan approval on August 22, 2005, the 1995 Stock Option Plan was terminated except for the outstanding options issued thereunder.

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

        SFAS No. 123R offered alternatives for implementation, among them the Modified Prospective Method of accounting for compensation costs related to "Share Based Payments" which the Company has determined to apply. In the Company's case, its employee incentive stock options are "plain vanilla" as defined by the SEC in Staff Accounting Bulletin ("SAB") No. 107, normally vesting over a five year period and exercisable under the terms of the Company's Stock Plan up to ten years from the grant date. Because the Company's future employee incentive stock options are expected to be "plain vanilla," they will be reflected only in Equity and Compensation Expense accounts. The Company has determined that a Black-Scholes-Merton model will be most reflective of the fair value of option grants, consistent with the provisions of SFAS No. 123R and SAB No. 107. Key inputs and assumptions used to estimate the fair value of stock options include the grant price of the award, the expected option term, volatility of the Company's stock, risk-free rate and the Company's dividend yield. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company.

        Currently outstanding nonvested options include options that were granted to non-employees and the compensation cost for these options was recognized in prior years' operating results. Additionally, on February 22, 2008 the Company awarded 47,350 stock options to eligible employees which are nonvested options at March 31, 2008. The options granted have an exercise price of $1.60 based on the closing price of the Company's common stock as of February 22, 2008. The options vest ratably with 10% of the options fully vested the second year after the date of grant, 30% fully vested the third year, 60% fully vested the fourth year and 100% fully vested the fifth year after the date of grant. The options are "plain vanilla" options meaning that the only requisite to achieve vesting is that the employee option holders continue to be employed by the Company. These are equity options as defined in SFAS 123(R).

        The foregoing are the only employee options non-vested as of March 31, 2008 because, in response to SFAS No. 123R, the Compensation and Stock Option Committee of the Company's Board of Directors approved accelerating the vesting of all outstanding unvested employee incentive stock options under the provisions of APB Opinion No. 25, and related interpretations. Options held by non-employees and directors were not included in the vesting acceleration. The decision to accelerate vesting of all outstanding unvested employee incentive stock options was made to avoid recognizing, pursuant to the Company's April 1, 2006 adoption of SFAS No. 123R, the non-cash compensation cost related to unvested employee incentive stock options for the Company's less than 100 employees. This resulted in the Company recognizing non-cash compensation expense of approximately $10,000 for the year ended March 31, 2006, representing the estimated benefit of accelerated vesting for those unvested incentive options with exercise prices less than the fair market value of the Company's stock on March 23, 2006. It is estimated that the total future compensation expense that would be avoided in future years approximated $78,000, before tax, based on the March 23, 2006 acceleration date. The foregoing amount would have primarily impacted fiscal years ending March 31, 2007 through March 31, 2009.

        Due to the Company's tax net operating loss carry forward position, no tax benefits are expected to be received over the remaining life of the 2005 Stock Plan. Accordingly, Stock Plan amounts are the same both before and after tax. At the effective vesting acceleration date of March 23, 2006, there were 5,000 unvested employee incentive stock options outstanding under the company's 1995 and 2005 Stock Plans, and 40,714 unvested employee incentive stock options outstanding under the company's 1994 and 2004 Stock Plans. Of the outstanding incentive stock options, 19,123 had exercise prices which were greater than the $2.72 per share fair market value of the Company's common stock on March 23, 2006. The remaining 26,591 options had exercise prices less than or equal to the $2.72 fair market value of the Company's stock, and ranging from $2.00 to $2.60 per incentive option for the 26,591 options with exercise prices less than or equal to $2.72.

        The Independent Director Stock Option and Stock Grant Plan (the "2004 Plan") has 75,000 shares of common stock reserved for issuance. Under the 2004 Plan, upon election to the Board of Directors, a newly elected non-employee director is granted a ten-year option to purchase 1,000 shares of the Company's common stock at a fair market value on the date of grant. All such options are granted at fair market value on the date of grant. Options granted vest and become exercisable six months from the date of grant. In addition, on the date of each Annual Meeting of Stockholders, each non-employee director continuing in office is automatically granted, without payment, 875 shares of common stock, non-transferable for six months following the date of grant. Compensation expense of $4,000 was recorded relating to the shares granted. As of March 31, 2008, 70,250 options remained available for grant under the 2004 Plan. Concurrent with the 2004 Plan approval on August 16, 2004, the 1994 Non-Employee Director Stock Option and Stock Grant Plan was terminated except for the outstanding options issued thereunder.

        Previously under the terminated 1994 Plan, upon election to the Board of Directors, non-employee directors were granted a ten-year option to purchase 750 shares of the Company's common stock at fair market value on the date of grant. In addition, on the date of each Annual Meeting of Stockholders, each non-employee director continuing in office was granted, without payment, 500 shares of common stock, non-transferable for six months following the date of grant. There was no expense recognized from the 2004 Plan for the years ended March 31, 2008 and 2007.

        There were 47,350 stock options granted during 2008. There were no options granted during 2007. The per share weighted average fair value of stock options granted during 2008 and 2006 was $1.32 and $2.60, respectively, on the date of the grant using a closed form option pricing model with the following weighted average assumptions:

	2008	2006
Expected dividend yield	0%	0%
Risk-free interest rate	4.8%	4.3%
Expected volatility	104%	107%
Expected life in years	7.6	4.5

        The expected life of the Company's options is based on evaluations of historical and expected future exercise behavior. The risk free interest rate is based on the U.S. Treasury yield curve at the date of grant with maturity dates approximately equal to the expected term of the options at the date of the grant. The expected volatility is based on the historical volatility, among other factors, of the Company's stock. The valuation model applied in this calculation utilizes highly subjective assumptions that could potentially change over time. Changes in the subjective input assumptions can materially affect the fair value estimates of an option. Furthermore, the estimated fair value of an option does not necessarily represent the value that will ultimately be realized by the employee holding the option.

        As of March 31, 2008, total unrecognized stock-based compensation expense related to unvested stock options was $75,760 which is expected to be expensed over a weighted-average period of 4.9 years.

        Activity for stock options during the periods indicated was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term In Years	Average Intrinsic Value
Balance at March 31, 2005	151,497	$4.36
Granted	5,000	2.60
Exercised	(3,625)	2.12
Expired	(25,900)	6.76
Forfeited	(9,741)	3.28

Balance at March 31, 2006	117,231	3.92	2.08	$459,546
Granted	—	—
Exercised	(1,575)	2.15
Expired	(19,625)	3.85
Forfeited	(11,859)	4.53

Balance at March 31, 2007	84,172	3.86	1.77	324,904
Granted	47,350	1.60
Exercised	—	—
Expired	(17,700)	2.36
Forfeited	(2,375)	3.11

Balance at March 31, 2008	111,447	$3.15	4.9	$351,058

        The following table summarizes the weighted average characteristics of outstanding stock options at March 31, 2008 for various exercise price ranges:

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Number of Shares	Remaining Life (Years)	Weighted Average Price	Number of Shares	Weighted Average Price
$1.60-$2.60	79,319	6.3	$1.80	31,969	$2.09
$4.20-$6.50	25,878	1.6	4.52	25,699	4.52
$14.75-$14.75	6,250	0.1	14.75	6,250	14.75

Prior Period Proforma Presentation

        Prior to April 1, 2006, the Company had previously adopted the provisions of SFAS No. 123 through disclosure only. The table presented below illustrates the effects on net loss and loss per share for the year ended March 31, 2006 as if the Company had applied the fair value recognition provisions of SFAS No. 123 to share-based awards.

2006
(in thousands, except per share amounts)
Net loss, as reported	$(391)
Reverse accelerated vesting expense recognized under intrinsic value method	10
Deduct stock-based employee compensation expense determined under fair-value method for all awards(1)	(135)

Pro forma net loss	$(516)

Net loss per common share
—Basic:
As reported	$(0.07)
Pro forma	$(0.10)
—Diluted:
As reported	$(0.07)
Pro forma	$(0.10)

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

Warrants

        The Company had issued warrants which allow the warrant holders rights to acquire an equivalent number of shares of common stock at a stated exercise price. Warrants outstanding during the periods indicated were as follows:

        Warrants issued in connection with:

	Term Loan (See Note 5) Grant date: April 2000 Expiration date: April 2011 Exercise price: $10.20	Total
Balance at March 31, 2005	5,000	5,000
Exercises	—	—
Expired	—	—

Balance at March 31, 2006	5,000	5,000
Exercises	—	—
Expired	—	—

Balance at March 31, 2007	5,000	5,000
Exercises	—	—
Expired	—	—

Balance at March 31, 2008	5,000	5,000

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

        Reconciliations between the numerator and the denominator of the basic and diluted earnings per share computations for the years ended March 31, 2008, 2007 and 2006 are as follows:

	Net Income (Loss) (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except per share amounts)
Year ended March 31, 2008:
Basic and diluted loss per share	$(1,139)	5,242	$(0.22)

Year ended March 31, 2007:
Basic and diluted loss per share	$(7,425)	5,234	$(1.42)

Year ended March 31, 2006:
Basic and diluted loss per share	$(391)	5,226	$(0.07)

        The following securities were excluded from the calculation of diluted earnings per share because their effect was antidilutive due to the net loss recorded by the Company during each year.

	2008	2007	2006
	(in thousands)
Stock options and warrants	116	89	122

Note 9 Profit Sharing Plan

        The Company sponsors a profit sharing plan for all employees not covered under a separate management incentive plan. Under the profit sharing plan, a percentage determined by the Board of Directors of pre-tax profits on a quarterly basis may be allocated to non-management employees based on gross wages. At management's discretion, the profit sharing bonus may be distributed all in cash on an after-tax basis or distributed half in cash (on an after-tax basis) and the remainder deposited in an employee's 401(k) account on a pre-tax basis with a five year vesting schedule, based on years of service with the Company. All employees may make voluntary pre-tax contributions to their 401(k) accounts; Company contributions are discretionary. There was no compensation expense for fiscal years 2008 or 2007. For fiscal year 2006, compensation expense relative to this plan was approximately $18,000.

Note 10 Major Customers and Geographic Information

        Net sales by product line for the years 2008, 2007 and 2006 are as follows:

	2008	2007	2006
	(in thousands)
Net sales:
Spirulina products	$5,980	$6,090	$6,517
Natural astaxanthin products
NatuRose	443	1,142	1,403
BioAstin	4,808	2,354	2,967
Other products	133	97	244

	$11,364	$9,683	$11,131

        Approximately $1,149,000, or 10% of our total net sales for the year ended March 31, 2008, was to a single customer. Sales to this customer for fiscal 2007 and 2006 were $937,000 (10% of net sales) and $1,285,000 (12% of net sales), respectively.

        The following table presents sales for the years 2008, 2007 and 2006 by geographic region:

	2008		2007		2006
	(dollars in thousands)
Net sales(1):
United States	$6,482	57%	$5,275	54%	$5,343	48%
Japan	277	2	772	8	1,328	12
The Netherlands	1,152	10	937	10	1,300	12
Other areas	3,453	31	2,699	28	3,160	28

	$11,364	100%	$9,683	100%	$11,131	100%

(1)
Net sales are attributed to countries based on location of customer. All long-lived assets are located in the United States as of March 31, 2008 and 2007.

Note 11 Income Taxes

        Loss before income taxes consisted of:

	2008	2007	2006
	(in thousands)
United States	$(1,094)	$(7,358)	$(311)
Foreign	(45)	(76)	(86)

Loss before income taxes	$(1,110)	$(7,434)	$(397)

        The following table reconciles the amount of income taxes computed at the federal statutory rate of 34%, for all periods presented, to the amount reflected in the Company's consolidated statements of operations for the years ended March 31, 2008, 2007 and 2006:

	2008	2007	2006
	(in thousands)
Tax provision (benefit) at federal statutory income tax rate	$(377)	$(2,528)	$(135)
State income taxes, net of federal income tax effect	(47)	(314)	(17)
Increase (decrease) in valuation allowance for deferred tax assets	470	2,526	146
Other, net	(17)	307	—

Income tax expense (benefit)	$29	$(9)	$(6)

        The tax effects of temporary differences related to various assets, liabilities and carry forwards that give rise to deferred tax assets and deferred tax liabilities as of March 31, 2008 and 2007 are as follows:

	2008	2007
	(in thousands)
Deferred tax assets:
Net operating loss carry forwards	$6,418	$5,815
Impairment loss on equipment & leasehold improvements for financial reporting purposes	2,768	2,768
Tax credit carry forwards	124	124
Other	138	209

Gross deferred tax assets	9,448	8,916
Less valuation allowance	(8,325)	(7,855)

Net deferred tax assets	1,123	1,061
Deferred tax liability: Differences in depreciation and amortization on equipment and leasehold improvements	(1,123)	(1,061)

Net deferred tax assets	$—	$—

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

        Income tax expense (benefit) for the years ended March 31, 2008, 2007 and 2006 consisted of:

	2008	2007	2006
	(in thousands)
Current:
Foreign	$—	$—	$—
Federal	—	—	—
State	29	(9)	(9)

Total current	29	(9)	(9)

Deferred:
Foreign	—	3	3
Federal	—	—	—
State	—	—	—

Total deferred	—	3	3

Income tax expense (benefit)	$29	$(6)	$(6)

        At March 31, 2008, the Company has net operating loss carry forwards and tax credit carry forwards available to offset future federal income tax as follows (in thousands):

Expires March 31,	Net Operating Losses	Research and Experimentation Tax Credits
2011	$—	$23
2012	—	9
2018	1,460	—
2019	3,632	—
2020	2,051	7
2021	1,727	2
2022	3,161	—
2023	1,863	—
2026	159	—
2027	2,665	—
2028	728	—

	$17,446	$41

        In addition, at March 31, 2008, the Company has alternative minimum tax credit carry forwards of approximately $83,000 available to reduce future federal regular income taxes over an indefinite period.

        At March 31, 2008, the Company has state tax net operating loss carry forwards of $12,141,000 which expire in March 31, 2019 through 2026, available to offset future Hawaii and California state taxable income.

Note 12 Selected Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter		Year
	(in thousands, except per share data)
2008
Net sales	$2,583	$2,604	$2,763	$3,414		$11,364
Gross profit	746	768	353	1,204		3,071
Net income (loss)	(382)	(344)	(594)	181	(2)	(1,139)
Net income (loss) per share— Basic and Diluted	(0.07)	(0.07)	(0.11)	0.03		(0.22)

2007
Net sales	$2,444	$2,475	$2,434	$2,330		$9,683
Gross profit	471	404	78	178		1,131
Net loss	(347)	(572)	(1,187)	(5,319)	(1)	(7,425)
Net loss per share— Basic and Diluted	(0.07)	(0.11)	(0.23)	(1.02)		(1.42)

(1)
The Company recorded a non-cash impairment charge of $4,487,000 on certain production related equipment and leasehold improvements as required by SFAS No. 144. See Note 3 for additional information.

(2)
The fourth quarter of 2008 includes an adjustment for sales and use taxes which decreased net income by $46,000 that relates to prior periods. Management concluded that the adjustment was not material to the current and prior years consolidated financial statements as a whole.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.

Item 9A(T).    Controls and Procedures

        As required by Regulation S-K Rules 307, 308T and 404, Cyanotech Corporation management has assessed the effectiveness of internal control over financial reporting.

        Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by the company is recorded, processed, summarized and reported, within the time periods as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). As of the year ended March 31, 2008, management conducted an evaluation (under the supervision and with the participation of the chief executive officer and the chief financial officer), pursuant to Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act, of the effectiveness of the company's disclosure controls and procedures. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were not effective as of March 31, 2008 due to the material weakness in internal control and over financial reporting described below.

        A material weakness in internal control over financial reporting (as defined in Auditing Standard No. 5 of the Public Company Accounting Oversight Board) is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected by the entity's internal control.

        The weakness related to controls around the Company's inventory process was identified and disclosed in the Company's prior Form 10-K's as noted below. Accordingly, the Company has taken extensive measures over the past year to correct the identified weakness: (1) The Company engaged the services of qualified independent consultants to advise the Company on improvements to internal controls and procedures. (2) In January 2008, the Company hired a Controller, replacing the former controller and controller of cost accounting. and (3) Consultants independent from those who assisted with improvements and procedures have tested the Company's internal controls over financial reporting concurrent with this Form 10-K. Based on these measures management believes systems and procedures are in place to reasonably ensure accurate financial data. However, these controls and procedures have not been in place for a sufficient amount of time to demonstrate a high level assurance of their effectiveness and to conclude that the material weakness has been remediated.

        As discussed in the Company's Form 10-K for the year ended March 31, 2007 and Form 10-K/A for the year ended March 31, 2006, errors were identified in the application of certain accounting practices and procedures related to accounting for certain fixed costs such as portions of depreciation, general insurance and minor compensation costs which should be included in the carrying value of inventory. The Company's Board of Directors approved and adopted a remediation plan for improving our internal controls and procedures. In accordance with this plan, the Company will ensure full compliance with generally acceped accounting principles (GAAP), address key financial reporting risk elements, subject its disclosures to a rigorous review process prior to releasing financial statements, update its inventory accounting systems and procedures to properly accommodate specific inventoriable fixed costs in accordance with GAAP and, apply resources with the critical skills necessary to ensure full compliance with GAAP.

  Changes in Internal Control over Financial Reporting.

        In order to address the material weakness identified in the previous year, we made changes in our internal controls over financial reporting, during the year ended March 31, 2008. These changes, designed to improve our internal controls and procedures, relate to proper accounting for inventory costs in accordance with GAAP and with internal control over financial reporting. As discussed above, we believe that we now have in place policies and procedures to ensure, among other things, that all inventoriable fixed cost components such as depreciation, portions of general insurance costs, and portions of direct labor burden costs are capitalized into inventory unit costs, and that our internal controls and procedures relative to financial reporting are adequate. However, management feels that these controls and procedures have not been in place for a sufficient amount of time to demonstrate a high level assurance of their effectiveness.

  Limitations on the Effectiveness of Disclosure Controls and Procedures.

        Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors and all fraud. A control system no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within a company are detected. The inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistakes. Controls can also be circumvented by the individual acts of some persons, or by collusion of two or more people. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B.    Other Information

        Not applicable

PART III

Item 10.    Directors and Executive Officers of the Registrant

  (a)   Information pertaining to Directors of the Company

        The following table sets forth certain information regarding the members of the Board of Directors, all of whom were elected at the last annual meeting of stockholders.

Name	Principal Occupation	Director Since	Age
Gerald R. Cysewski, Ph.D.	EVP and Chief Scientific Officer, Cyanotech Corporation	1983	59
Michael A. Davis	Private Investor	2003	55
Andrew Jacobson	President and Chief Executive Officer, Cyanotech Corporation	2008	46
Gregg W. Robertson	Chairman of the Board, Cyanotech Corporation; President and Chief Executive Officer of Robertson & Company (Financial services consultancy)	2004	74
David I. Rosenthal	Chief Financial Officer of Hickory Farms.	2000	53
John T. Waldron	CEO, Stratmark Services, Deerfield, IL	1998	56
Paul C. Yuen, Ph.D.	Retired, formerly Dean of the College of Engineering—University of Hawaii at Manoa	1993	80

        Gerald R. Cysewski, Ph. D.—Kailua Kona, Hawaii:    Dr. Cysewski, Executive Vice President and Chief Scientific Officer, co-founded the Company in 1983 and has served as a director of the Company since that time. From 1990 to May 16, 2008 Dr. Cysewski has served as President and Chief Executive Officer, as well as, Chairman of the Board. Prior to 1990 Dr. Cysewski served in various other capacities for the Company including Vice Chairman and Scientific Director. From 1980 to 1982, Dr. Cysewski was Group Leader of Microalgae Research and Development at Battelle Northwest, a major contract research and development firm. From 1976 to 1980, Dr. Cysewski was an assistant professor in the Department of Chemical and Nuclear Engineering at the University of California, Santa Barbara, where he received a two-year grant from the National Science Foundation to develop a culture system for blue-green algae. Dr. Cysewski received his doctorate in Chemical Engineering from the University of California at Berkeley.

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

        Andrew Jacobson—Thousand Oaks, California    Mr. Jacobson joined Cyanotech as a Director, as well as, President and Chief Executive Officer in May 2008. Mr. Jacobson has more than 23 years of experience in the natural products industry. He was President of the Personal Care division of the Hain Celestial Group. Hain is a leading natural and organic food and personal care products company with annual sales of approximately $1 billion. Previously at Hain, he was President of Natural Products. Mr. Jacobson joined Hain in 1997 through its acquisition of Westbrae Natural Foods where he was President.

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

        David I. Rosenthal—Denver, Colorado:    Mr. Rosenthal was appointed to the Board of Directors of the Company in November 2000. Mr. Rosenthal is currently the Chief Financial Officer at Hickory Farms, a provider of food and gift products. Hickory Farms is a private company located in Maumee, Ohio. Previously, he was the Chief Financial Officer of Sanz, Inc, a public-traded company located in Englewood, Colorado that is a value-added reseller for data storage solutions. From 2003 to May of 2006 he was the Executive Vice President and Chief Financial Officer for SpectraLink Corporation, a publicly-traded company located in Boulder Colorado that designs, manufactures and markets wireless phones for the workplace. Mr. Rosenthal was Executive Vice President and Chief Financial Officer of StarTek, Inc., a provider of customized outsourcing services from 2000 to 2003. Mr. Rosenthal was acting Chief Financial Officer at Celestial Seasoning, Inc. until its merger with the Hain Food Group in 2000 and the Chief Financial Officer of Hauser, Inc., a manufacturer of natural extracts products, from 1994 to 1999. Mr. Rosenthal holds a B.S. degree in Accounting from the University of California at Berkeley and a M.B.A degree from California State University, Hayward. Mr. Rosenthal is also a Certified Public Accountant.

        John T. Waldron—Deerfield, Illinois:    Mr. Waldron was appointed to the Board of Directors of the Company in July 1998. Mr. Waldron is CEO of Stratmark Services in Deerfield, Illinois and Adjunct Professor of Marketing at the Lake Forest Graduate School of Management in Lake Forest, Illinois. From 1986 to 1999, Mr. Waldron was Vice President-Sales and Marketing, Senior Vice President-Sales and Marketing, and Executive Vice President for Takeda U.S.A. Inc., a bulk vitamin and fine chemical products manufacturer. Mr. Waldron was also a Director of Takeda U.S.A. from 1993 to 1999, and served as a member of its Executive Committee and Compensation Committee. Mr. Waldron holds a Master of Management degree from Northwestern University's J. L. Kellogg Graduate School of Management.

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

        The Board has determined that all nominees, except Dr. Cysewski and Mr. Jacobson, are independent directors as defined in Nasdaq Stockmarket Rule 4200A.

Director Compensation

        At the 2004 Annual Meeting of Stockholders, the stockholders of the Company approved the Independent Director Stock Option and Stock Grant Plan (the "2004 Plan"). Under the 2004 Plan each Independent Director receives on first election, pursuant to the 2004 Plan, a 10-year option to purchase 1,000 shares of the Company's Common Stock, and thereafter a grant of 875 shares of Common Stock each year that the Independent director is elected to the board. Such grants and options are non-transferable and non-exercisable for six months following the date of grant. On the date of the 2006 Annual Meeting of Stockholders, each Independent Director was entitled to receive under the 2004 Plan, an automatic grant of 875 shares of fully paid and non-assessable shares of Common Stock. Because of an administrative oversight, such shares were not issued until fiscal year 2008. In addition, each Independent Director receives an annual fee of $1,000 for participation on the Board and $1,000 per Board meeting attended in person, and is also reimbursed for out-of-pocket costs incurred in connection with attendance at such meetings. Each Independent Director receives $150 for participation in telephonic meetings. An Independent Director who serves as a member of any Board committee receives an annual fee of $500 and an Independent Director who serves as chairperson of a Board committee is entitled to additional compensation as follows: 1) Audit Committee Chairperson—$1,500; 2) Compensation and Stock Option Committee Chairperson—$800; and 3) Nominating and Corporate Governance Committee—$800.

  (b)   Information pertaining to the Executive Officers of the Company

        The executive officers are elected by and serve at the pleasure of the Board.

        The executive officers and other key employees of Cyanotech as of March 31, 2008 are as follows:

Name	Age	Position
Gerald R. Cysewski, Ph. D	59	Chairman of the Board, President and Chief Executive Officer, though May 16, 2008 when he resigned these positions and became Executive Vice President and Chief Scientific Officer
William R. Maris	59	Chief Financial Officer, Vice President—Finance and Administration, Secretary and Treasurer
Glenn D. Jensen	49	Vice President—Operations
Robert J. Capelli	48	Vice President—Sales and Marketing

        Gerald R. Cysewski, Ph. D.—Kailua Kona, Hawaii:    Dr. Cysewski, Executive Vice President and Chief Scientific Officer, co-founded the Company in 1983 and has served as a director of the Company since that time. From 1990 to May 16, 2008 Dr. Cysewski has served as President and Chief Executive Officer, as well as, Chairman of the Board. Prior to 1990 Dr. Cysewski served in various other capacities for the Company including Vice Chairman and Scientific Director. From 1980 to 1982, Dr. Cysewski was Group Leader of

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

        Mr. Maris has served as Chief Financial Officer, Vice President—Finance & Administration, Secretary and Treasurer since January 2006. From February 2003 to December 2005 he was self employed as a Certified Public Accountant. From September 1994 to January 2003 Mr. Maris was CFO, Treasurer and Secretary of Market Transport, Ltd., a logistics and transportation provider based in Portland, Oregon. Prior to this he served as CFO and Vice President, Operations of Wholesome and Hearty Foods ("Garden Burger"), a food products manufacturer in Portland, and CFO and Treasurer of Crown Pacific, Ltd., a forest resources and manufacturing concern in Portland. Earlier in his career, Maris was a division treasurer and financial manager for AMFAC, Inc. of Honolulu, Hawaii. He began his career at Touche Ross and Company becoming senior auditor and audit supervisor. He holds a B.A. Degree from the University of Oregon.

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

        Mr. Capelli, has served as Vice President—Sales and Marketing since March 2002. He joined the Company in January 2002 as Director of Sales. Prior to joining Cyanotech, Mr. Capelli was Senior Sales Manager for Forecite-The Source, a division of Tree of Life, Inc. Mr. Capelli holds a B.A. degree from Rutgers University.

  (c)   Compliance with section 16(a) of the Exchange Act

        Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors, executive officers, and beneficial owners of more than 10% of a registered class of the Company's equity securities, (collectively "Insiders") to file reports with the SEC and the National Association of Securities Dealers, Inc. disclosing direct and indirect ownership of Common Stock and other equity securities of the Company and reports of changes in such ownership. Insiders are required by SEC regulation to provide the Company with copies of all Section 16(a) forms filed with the SEC. Based solely on review of copies of Section 16(a) reports received by the Company, and written representations that no other reports were required by the SEC, the Company believes Insiders have complied with all Section 16(a) filing requirements for the fiscal year ended March 31, 2008.

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

Item 11.    Executive Compensation

        The following table sets forth the compensation paid or accrued by the Company to the Chief Executive Officer and all executive officers of the Company who earned more than $100,000 for services rendered in all capacities to the Company (hereinafter referred to as the "named executive officers") for the fiscal years ended March 31, 2008, 2007, and 2006.

SUMMARY COMPENSATION TABLE

ANNUAL COMPENSATION
Name And Principal Position	Fiscal Year	Salary		Bonus	Option Awards(1)	Total
Gerald R. Cysewski, Chairman of the Board, President and Chief Executive Officer(2)	2008 2007 2006	$ $ $	130,000 130,000 130,048	— — —	— — —	$ $ $	130,000 130,000 130,048
William R. Maris Chief Financial Officer and Vice President of Finance and Administration	2008 2007 2006	$ $ $	128,077 104,616 23,077	20,000 — —	— —	$ $ $	148,077 104,616 23,077
Robert J. Capelli Vice President of Sales	2008 2007 2006	$ $ $	103,814 101,738 107,462	— —	— — —	$ $ $	103,814 101,738 107,462

(1)
Expense recognized in the Company's financial statements. There were stock option awards during fiscal 2008, which the Company reports in accordance with SFAS No. 123R, which requires compensation expense to be recorded in the Company's financial statements.

(2)
Dr. Cysewski resigned these positions effective May 16, 2008. He remains a Director of Cyanotech and serves as Executive Vice President and Chief Scientific Officer.

OPTION GRANTS IN LAST FISCAL YEAR

        The Company granted 47,350 stock options under the 2005 Stock Option Plan for the fiscal year ended March 31, 2008.

FISCAL YEAR-END OPTION VALUES

        a.    The following table provides information with respect to the named executive officers concerning the number and value of unexercised options held at year end. No SARs have been granted under the Company's 2005 Stock Plan.

	Shares Acquired on Exercise		Number of Shares of Common Stock Underlying Unexercised Options at FY-End (#)			Value of Unexercised In-The-Money Options at FY-End ($)(1)
		Value Realized
Name
	(#)	($)	Exercisable(4)		Unexercisable	Exercisable	Unexercisable
Gerald R. Cysewski(2)	0	$0	4,750	(2)	2,000	$—	$—
Robert J. Capelli(2)	0	$0	5,500	(2)	2,000	$—	$—
William R. Maris(3)	0	$0	5,000	(3)	2,000	$—	$—

(1)
Refers to the Market value of shares covered by in-the-money options on March 31, 2008 which was $1.57, less the option exercise price. Options are not in-the-money if the market value of the shares covered thereby is less than the option exercise price, which was so at the fiscal year ended March 31, 2008.

(2)
Options which remain exercisable granted under 1995 Stock Plan.

(3)
Options which are exercisable granted under 2005 Stock Plan. The options were granted under the Company's 2005 Stock Plan on January 2, 2006, and were exercisable in four equal and cumulative annual installments over the optionee's period of service with the Company, beginning one year after the grant date. The option has a term of five years.

(4)
As reported in the Company's 10-K filed June 28, 2006, on March 23, 2006, in response to SFAS No. 123(R), the Compensation and Stock Option Committee of the Company's Board of Directors approved accelerating the vesting of all outstanding unvested employee incentive stock options under the provisions of APB Opinion No. 25, and related interpretations. Options held by non-employees and directors were not included in the vesting acceleration since all such options were already fully vested. The decision to accelerate vesting of all outstanding unvested employee incentive stock options was made to avoid recognizing, pursuant to the Company's April 1, 2006 adoption of SFAS No. 123(R), the non-cash compensation cost related to unvested Employee Incentive Stock Options. These options would otherwise have been unvested as of March 31, 2007 and would have been reflected as a non-cash expense in future statements of operations.

        Due to the Company's having fewer than 100 employees, it was deemed prudent to accelerate the vesting of all outstanding employee incentive stock options including those shown above. This resulted in the company recognizing non-cash compensation expense of approximately $10,000 for the year ended March 31, 2006, representing the estimated benefit of accelerated vesting for those unvested incentive options with exercise prices less than the fair market value of the Company's stock on March 23, 2006. It is estimated that the total future compensation expense that will be avoided in future years is approximately $78,000, before tax, based on the March 23, 2006 acceleration date. The foregoing amount would have primarily impacted fiscal years ending March 31, 2007 through March 31, 2009.

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

        The Compensation Committee has the responsibility for recommending the total compensation program for the Company and its subsidiaries, subject to the approval of the Board. This includes determining the compensation for the Cyanotech Corporation Named Executive Officers ("NEO's") (the individuals named in the Summary Compensation Table herein: (1) Gerald R. Cysewski, PhD, Chairman, President and Chief Executive Officer of the Company; (2) William R. Maris, Chief Financial Officer, Vice President-Finance and Administration, Secretary and Treasurer of the Company; (3) Robert J. Capelli, Vice President-Sales of the Company; and Glenn D. Jensen, Vice President of Operations of the Company.

What are the objectives of the Company's compensation programs?

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

  •
  The Company provides stock options for executive officers to ensure that they are motivated over the long term to respond to the Company's business challenges.

        The Compensation Committee endeavors to balance Company needs and values with the employees' needs and believes that it is important that the Committee maintain this relationship.

What are the compensation programs designed to reward?

        The Company's compensation programs are designed to recognize and reward Company annual and long-term performance and individual performance that enhance shareholder value. To that end:

  •
  Company Performance.  The Compensation Committee considers each executive's overall contribution to the Company's long-term and short-term results and projections in relation to the Company goal of achieving sustainable profitability from sales of its products.

  •
  Individual Performance.  The Compensation Committee has not established specific individual goals. The Company has a small executive team of talented individuals with clear divisions of responsibility for achieving the Company's goals. The Compensation Committee evaluates the Chief Executive Officer as a committee or in conjunction with the other independent members of the Board of Directors (as determined by the full Board). That evaluation entails a review of the Chief Executive Officer's performance and progress towards achieving sustainable profitability through improved long-term and short-term results attributable to the Chief Executive Officer. The Compensation Committee or the full Board (excluding the Chief Executive Officer) acting with the Committee or upon its recommendations also considers relative shareholder return over the same period and chief executive compensation for similar-sized companies with similar results within the relevant geographic and industry area. For other NEO's, the Compensation Committee considers a performance assessment and base salary recommendation from the Chief Executive Officer. The performance evaluations of these executives are based on an overall assessment of each executive's contribution to the Company's long-term and short-term results and projections in relation to the Company goal of achieving sustainable profitability from sales of its products. The compensation for the Vice President-Sales includes a direct commission-based component.

What are the elements of executive compensation?

        The elements of the Company's executive compensation include:

  •
  Base salary and bonus, if awarded.

  •
  Incentive stock option grants.

How is base salary determined?

        The base salaries of the executive officers are determined initially on the basis of one or more salary surveys conducted by third parties as well as surveys of biopharmaceutical companies both nationally and more specifically in the Western United States obtained from public information such as filings with the Securities and Exchange Commission. Based on such surveys, the executive officers' salaries are set within the ranges of the surveys targeted at the median; the exact level is determined after the Committee considers the experience and capability of the executive officer, the level of responsibility and the needs of the Company.

What were the base salary increases for 2008?

        The Company's Chief Financial Officer was granted a salary increase and a bonus based on merit and competitive compensation.

Are bonuses paid to executive officers?

        The Committee believes that, as a general rule, annual compensation in excess of base salaries should be dependent on the employee's performance and the Company's performance, and should be awarded based on recommendations of the Committee, and in the discretion of the Board. Accordingly, at the beginning of a fiscal year, the Committee may adopt an incentive plan for executive officers and other key management personnel under which executive officers and other key management personnel may earn bonuses, provided the individual and/or Company achieves or exceeds the goals established for the year.

        The net income goal is established in part on the basis of an annual operating plan developed by management and approved by the Board of Directors. The annual operating plan is designed to maximize profitability, within the constraints of economic and competitive conditions, some of which are outside the control of the Company, and is developed on the basis of: (i) the Company's performance in the prior year; (ii) estimates of sales revenue for the plan year based upon recent market conditions and trends and other factors which, based on historical experience, are expected to affect the level of sales that can be achieved; (iii) historical operating cost and cost savings that management believes can be achieved; and

(iv) competitive conditions faced by the Company. Taking all of these factors into account, as part of the operating plan, bonus awards are determined and fixed at what is believed to be a realistic level so as to make the incentives meaningful to executives and to avoid penalizing executives and other key management personnel for conditions outside of their control.

        In certain instances, bonuses may be awarded not only on the basis of the Company's overall profitability, but also on the achievement by an executive of specific objectives within his or her area of responsibility. For example, a bonus may be awarded for an executive's efforts in achieving greater than anticipated cost savings, or establishing new or expanded markets for the Company's products. Typically, the maximum bonus that may be awarded for achievement of specific objectives is determined at the beginning of the year to provide the requisite incentive for such performance.

        As a result of such performance-based criteria, executive compensation, and the proportion of each executive's total cash compensation that is represented by incentive or bonus income, may increase in those years in which the Company achieves the anticipated level of growth and profitability or other objectives. On the other hand, in years in which the Company experiences less than anticipated growth, bonuses and total executive compensation should be lower or not awarded. A bonus of $20,000 was paid to the Company's Chief Financial Officer in 2008. No bonuses were paid in 2007.

What is the Company's incentive stock option program?

        The 2005 Stock Option Plan ("Plan") rewards select executives and key employees as an incentive for them to join or remain in the service of the Company. The Stock Option and Compensation Committee administers the Plan.

How does the Company award stock option grants?

        The Committee generally intends to make stock option grants on an annual basis. Each grant is designed to align the interests of the executive officers with those of the stockholders and provide each individual with a significant incentive to manage the Company from the perspective of an owner with an equity stake in the business. Each grant generally allows the executive officer to acquire shares of the Company's Common Stock at a fixed price per share (usually the market price on the date of grant) over a specified period of time (up to 10 years), thus providing a return to the executive officer only if he or she remains in the employ of the Company and the market price of the shares appreciate over the option term. The size of the option grant to each executive officer generally is set at a level that is intended to create a meaningful opportunity for stock ownership based upon the individual's current position with the Company, but also taken into account are the size of comparable awards made to individuals in similar positions in the industry as reflected in external surveys, the individual's potential for future responsibility and promotion over the option term, the individual's personal performance in recent periods and the number of options held by the individual at the time of grant. Generally, as an executive officer's level of responsibility increases, a greater portion of his or her total compensation will be dependent upon Company performance and stock price appreciation rather than base salary. The relative weight given to these factors varies with each individual, in the sole discretion of the Committee.

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

How was the Chief Executive Officer's compensation determined last fiscal year?

        The compensation payable to Dr. Cysewski, the Company's Chief Executive Officer in fiscal 2008, was determined by the Committee. Dr. Cysewski's base salary was continued at prior year's level as a result of the Company's financial condition.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The following tables set forth information regarding the beneficial ownership of the Company's Common Stock as of June 26, 2008 by (i) each person who is known by the Company to own beneficially more than 5% of the outstanding shares of the Common Stock of the Company and Common Stock equivalents, (ii) each of the Company's executive officers named in the Summary Compensation Table appearing herein, (iii) each director and (iv) all directors and executive officers named in the Summary Compensation Table appearing herein as a group. The following tables set forth what such persons' beneficial security ownership position would be assuming the exercise of all outstanding stock options and warrants, exercisable on June 26, 2008 or within 60 days of such date. All shares shown are subject to the named person's sole voting and investment power except as noted.

Security ownership of Certain Beneficial Owners

Name	Shares Beneficially Owned		Approximate Percent Owned
VitaeLab AS, Helse AS, Telecom AS, Andres Kongsgaard Flaaten, Kenneth F. Bern, as a group(1)	509,060		9.7%
Michael A. Davis	872,019	(2)(3)	16.6%

(1)
Per Schedule 13D dated June 11, 2008, jointly filed by the reporting persons, because due to certain affiliates and relationships among the reporting persons, such reporting persons may be deemed to beneficially own the same securities acquired by one of the reporting persons. Address is c/o VitaeLab AS, Enebakkveien, 117, 0680 Oslo, Norway.

(2)
Includes 80,500 shares over which Mr. Davis holds sole voting and investment power. Also includes 787,019 shares over which Mr. Davis holds shared voting and investment power, including 31,250 shares held by Mr. Davis' spouse, Janet J. Johnstone ("Johnstone"); 175,000 shares held by the Skywords Family Foundation, a charitable foundation of which Mr. Davis and Johnstone are the sole directors; 100,000 shares held by trusts for the benefit of Mr. Davis' and Johnstone's minor children for which Mr. Davis is a co-trustee; and 480,769 shares held by the Michael Arlen Davis Charitable Lead Annuity Trust of which Mr. Davis is a co-trustee.

(3)
Includes options for 750 shares of Common Stock held by a trust for the benefit of Mr. Davis, Johnstone & Mr. Davis' descendents, of which Mr. Davis is a trustee.

Security Ownership of Management

Name	Shares Beneficially Owned		Approximate Percent Owned
Andrew Jacobson(1)	—		*
Gerald R. Cysewski(1)	120,402	(2)	2.3%
Robert J. Capelli(1)	5,500	(3)	*
Michael A. Davis(1)	872,019	(4)(5)	16.6%
Gregg W. Robertson(1)	6,125	(6)	*
William R. Maris(1)	7,000	(7)	*
David I. Rosenthal(1)	7,000	(8)	*
John T. Waldron(1)	17,238	(9)	*
Paul C. Yuen(1)	13,950		*

All directors and executive officers as a group (8 persons)	1,049,234	(10)	20.0%

*
Less than 1.0%

(1)
Address is c/o Cyanotech Corporation, 73-4460 Queen Kaahumanu Hwy., Suite 102, Kailua Kona, HI 96740.

(2)
Includes options for 7,875 shares of Common Stock.

(3)
Includes options for 5,500 shares of Common Stock

(4)
Includes 80,500 shares over which Mr. Davis holds sole voting and investment power. Also includes 787,019 shares over which Mr. Davis holds shared voting and investment power, including 31,250 shares held by Mr. Davis' spouse, Janet J. Johnstone ("Johnstone"); 175,000 shares held by the Skywords Family Foundation, a charitable foundation of which Mr. Davis and Johnstone are the sole directors; 100,000 shares held by trusts for the benefit of Mr. Davis' and Johnstone's minor children for which Mr. Davis is a co-trustee; and 480,769 shares held by the Michael Arlen Davis Charitable Lead Annuity Trust of which Mr. Davis is a co-trustee.

(5)
Includes options for 750 shares of Common Stock held by a trust for the benefit of Mr. Davis, Johnstone & Mr. Davis' descendents, of which Mr. Davis is a trustee.

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

Item 14.    Principal Accountant Fees and Services

Audit Fees

        The aggregate fees billed by KPMG LLP, our independent registered public accounting firm, for professional services rendered for the audit of the Company's annual financial statements and timely quarterly reviews for the fiscal year ended March 31, 2008 and 2007 were $341,000 and $361,600, respectively.

Audit Related Fees

        There were no audit related fees billed by KPMG LLP for the fiscal years ended March 31, 2008 and 2007.

Tax Fees

        The aggregate fees billed by KPMG LLP for tax services rendered to the Company, for the fiscal years ended March 31, 2008 and 2007, were $9,000 and $4,800, respectively.

All Other Fees

        There were no other fees billed by KPMG LLP for the fiscal years ended March 31, 2008 and 2007.

        The Audit Committee has considered and does not believe the provision of all other services by the Company's registered public accounting firm is incompatible with maintaining KPMG LLP's independence.

PART IV

Item 15.    Financial Statement Schedules and Exhibits

  (a)
  Financial Statements and Schedules

  •
  The following Financial Statements of Cyanotech Corporation and subsidiaries and the Report of Independent Registered Public Accounting Firm are included in Item 8 of this report:

    •
    The following financial statement schedule is included in this report on the pages indicated below:

Schedule II—Valuation and Qualifying Accounts	73
Report of Independent Registered Public Accounting Firm	74

        Financial statement schedules not listed above have been omitted since they are either not required, not applicable or the information is included in the consolidated financial statements or notes thereto.

  (b)
  Exhibit Listing

Exhibit Number		Document Description
3.1		Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-QSB for the quarter ended December 31, 1996, File No. 0-14602)
3.2		Certificate of Amendment to Restated Articles of Incorporation effective September 1, 2004 (Incorporated by reference to Exhibit 3.1 to the Company's Report on Form 8-K filed April 2, 2007, File No. 0-14602)
3.3		Certificate of Change to Restated Articles of Incorporation effective November 3, 2006 (Incorporated by reference to Exhibit 3.1 to the Company's Report on Form 8-K filed March 20, 2007, File No. 0-14602)
3.4		Amended Bylaws (Incorporated by reference to Exhibit 3.3 to the Company's Report on Form 8-K filed April 2, 2007, File No. 0-14602)
4.1		Specimen Common Stock (Incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10K for the year ended march 31, 2007, File No. 0-14602)
4.2		Term Loan Agreement dated April 21, 2000 between the Company and B&I Lending, LLC (Incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended March 31, 2000, File No. 0-14602)
4.3	*	Term Loan Agreement dated February 20, 2008 between the Company and B&I Lending, LLC.
10.1		1994 Non-Employee Directors Stock Option and Stock Grant Program (Incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1994, File No. 0-14602)
10.2		1995 Stock Option Plan for Cyanotech Corporation dated August 9, 1995, as amended (Incorporated by reference to Exhibit 4(c) to the Company's Registration Statement on Form S-8 filed on October 27, 1995, File No. 33-63789)
10.3		Sub-Lease Agreement between the Company and Natural Energy Laboratory of Hawaii Authority dated December 29, 1995 (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB for the quarter ended December 31, 1995, File No. 0-14602)
10.4		2005 Stock Option Plan for Cyanotech Corporation dated August 22, 2005, incorporated by reference to Exhibit A of the Company's definitive Proxy Statement filed July 14, 2005, File No. 0-14602
10.5		2004 Independent Director Stock Option and Restricted Stock Grant Plan for Cyanotech Corporation dated August 16, 2004 (Incorporated by reference as Exhibit D to the Company's definitive Proxy Statement filed July 2, 2004, File No. 0-14602)
10.6		Letter Agreement dated May 16, 2008 (Incorporated by reference as Exhibit 99.2 to the company's Report on Form 8-K filed on May 22, 2008, File No. 0-14602)
14.1		Amended Code of Ethics for Chief Executive Officer and Senior Financial Officers, which is included in the Code of Conduct and Ethics. (Incorporated by reference to Exhibit 99.2 to the Company's Report on Form 8-K filed on December 19, 2005, and by reference and attachment to the Company's Internet address www.cyanotech.com.)
21.1		Subsidiaries of the Company (Incorporated by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-K for the year ended March 31, 2003, File No. 0-14602)

23.1	*	Consent of Independent Registered Public Accounting Firm signed June 26, 2008.
31.1	*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of June 26, 2008
31.2	*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of June 26 2008.
31.3	*	Certifications of Executive Vice President and Chief Scientific Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of June 26 2008
32.1	*	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed as of June 26, 2008.
32.2	*	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed as of June 26, 2008.
32.3	*	Certifications of Executive Vice President and Chief Scientific Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed as of June 26, 2008

*
Included herewith. Other exhibits were filed as shown above.

Schedule II

Cyanotech Corporation and Subsidiaries
Valuation and Qualifying Accounts

Years Ended March 31, 2008, 2007 and 2006
(In Thousands)

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expense	Charged to Other Accounts	Deductions	Balance at End of Year
Allowance for Doubtful Receivables:
2008	$23	$0	$—	$0	$23

2007	$25	$12	$—	$14	$23

2006	$46	$(8)	$—	$13	$25

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Cyanotech Corporation:

        Under date of June 26, 2008, we reported on the consolidated balance sheets of Cyanotech Corporation and subsidiaries (the Company) as of March 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended March 31, 2008. These consolidated financial statements and our report thereon are included in the Company's annual report on Form 10-K for the year 2008. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in Item 15(a)(2). The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

        In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Honolulu, Hawaii
June 26, 2008

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of June, 2008

CYANOTECH CORPORATION
By:	/s/ Andrew Jacobson Andrew Jacobson President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Andrew Jacobson Andrew Jacobson	President and Chief Executive Officer (Principal Executive Officer) and Director	June 26, 2008
/s/ William R. Maris William R. Maris	Chief Financial Officer, Vice President—Finance and Administration, Secretary and Treasurer	June 26, 2008
/s/ Gerald R. Cysewski, Ph.D. Gerald R. Cysewski, Ph.D.	Executive Vice President and Chief Scientific Officer and Director	June 26, 2008
/s/ Gregg W. Robertson Gregg W. Robertson	Chairman of the Board	June 26, 2008
/s/ Paul C. Yuen Paul C. Yuen	Director	June 26, 2008
/s/ Michael A. Davis Michael A. Davis	Director	June 26, 2008
/s/ David I. Rosenthal David I. Rosenthal	Director	June 26, 2008
/s/ John T. Waldron John T. Waldron	Director	June 26, 2008

QuickLinks

FORWARD-LOOKING STATEMENTS
PART I
  Item 1. Business
  Item 1A. Risk Factors
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
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A(T). Controls and Procedures
  Item 9B. Other Information
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions
  Item 14. Principal Accountant Fees and Services
PART IV
  Item 15. Financial Statement Schedules and Exhibits
SIGNATURES