Form 10-Q
period 2008-06-30
CYANOTECH CORP
filed 2008-08-14
CIK 768408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarterly Period Ended June 30, 2008

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

Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

Number of common shares outstanding as of August 14, 2008:

Title of Class	Shares Outstanding
Common stock - $0.02 par value	5,242,270

CYANOTECH CORPORATION
FORM 10-Q

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

CYANOTECH CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

(Dollars in thousands except par value and number of shares)

(Unaudited)

	June 30, 2008	March 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$1,099	$1,090
Accounts receivable, net of allowance for doubtful accounts of $23 at June 30, 2008 and March 31, 2008	2,394	1,934
Inventories	1,724	1,601
Prepaid expenses and other	191	263
Total current assets	5,408	4,888

Equipment and leasehold improvements, net	4,205	4,269
Other assets	508	623
Total assets	$10,121	$9,780

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$582	$567
Customer deposits	64	104
Accounts payable	954	805
Accrued expenses	519	320
Total current liabilities	2,119	1,796

Long-term debt, less current maturities	1,352	1,505
Other long-term debt	—	100
Total liabilities	3,471	3,401

Commitments (Note 5)

Stockholders’ equity:
Common stock of $0.02 par value, shares authorized 7,500,000; 5,242,270 shares issued and outstanding at June 30, 2008 and March 31, 2008	105	105
Additional paid-in capital	27,337	27,337
Accumulated deficit	(20,792)	(21,063)
Total stockholders’ equity	6,650	6,379

Total liabilities and stockholders’ equity	$10,121	$9,780

See accompanying Notes to Consolidated Condensed Financial Statements.

CYANOTECH CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,
	2008	2007

NET SALES	$3,701	$2,583
COST OF PRODUCT SALES	2,397	1,837
Gross Profit	1,304	746

OPERATING EXPENSES:
Research and development	36	47
Sales and marketing	267	368
General and administrative	709	672
Total operating expenses	1,012	1,087

Income (loss) from operations	292	(341)

OTHER INCOME (EXPENSE):
Interest income	3	11
Interest expense	(45)	(41)
Other income (expense), net	10	(1)
Total other expense, net	(32)	(31)

Income (loss) before income taxes	260	(372)

(BENEFIT) PROVISION FOR INCOME TAXES	(11)	10

NET INCOME (LOSS)	$271	$(382)

NET INCOME (LOSS) PER SHARE:
Basic	$0.05	$(0.07)
Diluted	$0.05	$(0.07)

SHARES USED IN CALCULATION OF NET INCOME (LOSS) PER SHARE:
Basic	5,242	5,234
Diluted	5,242	5,234

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$271	$(382)
Other comprehensive income (loss)	—	(5)
	$271	$(387)

See accompanying Notes to Consolidated Condensed Financial Statements.

CYANOTECH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)
(Unaudited)

	Three Months Ended June 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$271	$(382)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	109	147
Amortization of debt issue costs and other assets	13	9
Net (increase) decrease in:
Accounts receivable	(460)	(94)
Inventories	(123)	(99)
Prepaid expenses and other assets	34	71
Net increase (decrease) in:
Accounts payable	149	(262)
Accrued expenses	199	30
Net cash provided by (used in) operating activities	192	(580)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to equipment and leasehold improvements	(45)	(36)
Cash used in investing activities	(45)	(36)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(138)	(95)
Cash used in financing activities	(138)	(95)

Net increase (decrease) in cash and cash equivalents	9	(711)

Cash and cash equivalents at beginning of period	1,090	1,444

Cash and cash equivalents at end of period	$1,099	$733

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$49	$33
Income taxes	$—	$2

See accompanying Notes to Consolidated Condensed Financial Statements.

CYANOTECH CORPORATION
FORM 10-Q
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

As of June 30, 2008
(Unaudited)

1.                                      BASIS OF PRESENTATION

The accompanying consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements.  These consolidated condensed financial statements and notes should be read in conjunction with the Company’s consolidated financial statements contained in the Company’s report on Form 10-K for the year ended March 31, 2008 filed on June 26, 2008.

The accompanying consolidated condensed financial statements include the accounts of Cyanotech Corporation and its wholly owned subsidiaries, Nutrex Hawaii, Inc. (“Nutrex Hawaii” or “Nutrex”) and Cyanotech Japan YK (“Cyanotech Japan” or “CJYK”). All significant intercompany balances and transactions have been eliminated in consolidation.  On August 31, 2007, the Company discontinued the activity of its wholly owned Japanese subsidiary CJYK. All aquaculture feed business in Japan was absorbed through the Company’s domestic operations. CJYK remained a registered Japanese corporation until November 30, 2007, at which time it was dissolved.  All CJYK assets and liabilities were absorbed into the Company as of September 1, 2007.  The Company made this decision due to declining sales of approximately 40% in each of the two fiscal years 2007 and 2006. CJYK sales for the quarter ended June 30, 2007 were approximately $20,000. Dissolution of this subsidiary has not had a significant impact on the consolidated financial statements.

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

	June 30, 2008	March 31, 2008
	(in thousands)
Raw materials	$286	$321
Work in process	194	214
Finished goods	1,089	888
Supplies	155	178
	$1,724	$1,601

In accordance with SFAS No. 151, fixed production related costs of approximately $20,000, and $23,000 were not inventoried for the quarter ended June 30, 2008 and 2007, respectively, due to below normal production capacity.

3.                                      EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives for equipment and furniture and fixtures, or the shorter of the land lease term or estimated useful lives for leasehold improvements as follows:

Equipment	3 to 10 years
Furniture and fixtures	7 years
Leasehold improvements	10 to 20 years

Equipment and leasehold improvements consist of the following:

	June 30, 2008	March 31, 2008
	(in thousands)
Equipment	$6,361	$6,335
Leasehold improvements	7,358	7,348
Furniture and fixtures	98	94
	13,817	13,777
Less accumulated depreciation and amortization	(9,709)	(9,600)
Construction-in-progress	97	92
Equipment and leasehold improvements, net	$4,205	$4,269

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Upon such an occurrence, recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows to which the assets relate, to its carrying amount. If the carrying value exceeds the related cash flows, then the carrying value of the long-lived assets are compared to the asset’s fair value using discounted cash flow. Management has determined no asset impairment occurred during the three months ended June 30, 2008.

4.                                      LONG-TERM DEBT

Long-term debt consists of the following:

	June 30, 2008	March 31, 2008
	(in thousands)
Term loans	$1,934	$2,072
Less current maturities	(582)	(567)
Long-term debt, excluding current maturities	$1,352	$1,505

Term Loan Agreement

In February 2008, the Company executed a Term Loan Agreement (“Term Loan”) with a lender providing for $1.1 million in aggregate credit facilities, secured by the Company’s assets. The Term Loan has a maturity date of March 1, 2015 and is payable in 84 equal monthly principal and interest payments. The interest rate under this Term Loan, in the absence of a default under the agreement, is the prime rate in effect as of the close of business on the first day of each calendar quarter, plus 1%. As of June 30, 2008 and March 31, 2008, the prime rate was 5.00% and 5.25%, respectively. The Company is prohibited from declaring any common stock dividends without the lender’s prior written consent.

In April 2000, the Company executed a Term Loan Agreement (“Term Loan”) with a lender providing for $3.5 million in aggregate credit facilities, secured by the Company’s assets. The Term Loan has a maturity date of May 1, 2010 and is payable in 120 equal monthly principal and interest payments. The interest rate under this Term Loan, in the absence of a default under the agreement, is the prime rate, in effect as of the close of business on the first day of each calendar quarter, plus 1%. As of June 30, 2008 and March 31, 2008, the prime rate was 5.00% and 5.25%, respectively. The Company is prohibited from declaring any common stock dividends without the lender’s prior written consent. A warrant to purchase 5,000 shares of the Company’s common stock was issued in conjunction with this Term Loan. The warrant expires in April 2011 and has an exercise price of $10.20 per share. The warrant may only be exercised after the Company has repaid the Term Loan in full.

These notes are additionally secured by a $250,000 restricted cash deposit which is included in Other Assets in the accompanying consolidated condensed balance sheets at June 30, 2008 and March 31, 2008.

Future principal payments under the Term Loan Agreements as of June 30, 2008 are as follows:

(in thousands)
Less than 1 year	$582
Year 2	572
Year 3	146
Year 4	155
Year 5	165
Thereafter through 2015	314
Total principal payments	$1,934

5.                                      LEASES

The Company leases facilities, equipment and land under operating leases expiring between 2008 and 2025.  The land lease provides for contingent rental in excess of minimum rental commitments based on a percentage of the Company’s annual sales. Contingent rental for the year ended March 31, 2008 was $46,000.

Future minimum lease payments under all non-cancelable operation leases at June 30, 2008 are as follows:

(in thousands)
Less than 1 year	$188
Year 2	166
Year 3	156
Year 4	152
Year 5	148
Thereafter through 2025	1,812
Total minimum lease payments	$2,622

6.                                      SHARE-BASED COMPENSATION

The Company has adopted the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123(R) (“SFAS No. 123R”) “Share-Based Payment” for its share-based compensation plans.  SFAS No. 123R requires an entity to measure the cost of employee services received in exchange for an award.  If an award vests or becomes exercisable based on the achievement of a condition other than service such as for meeting certain performance or market condition, the award is classified as a liability.   Liability-classified awards are remeasured to fair value at each balance sheet date until the award is settled. The Company currently has no liability-classified awards.  Equity-classified awards, including grants of employee stock options, are measured at the grant-date fair value of the award and are not subsequently remeasured.  The cost of equity-classified awards is recognized in the income statement over the period during which an employee is required to provide the service in exchange for the award. All of the Company’s stock options are service-based awards, and because the Company’s future employee incentive stock options are “plain vanilla,” as defined by the U. S. Securities and Exchange Commission in Staff Accounting Bulletin No. 107, they are reflected only in Equity and Compensation Expense accounts.

Stock Options

As of June 30, 2008, the Company had the following two shareholder approved stock plans under which shares were available for equity-based awards: the 2005 Stock Option Plan (the “2005 Plan”) wherein 200,000 shares of common stock are reserved for issuance until the plan terminates on August 21, 2015, and the Independent Director Stock Option and Stock Grant Plan (the “2004 Directors Plan”) wherein 75,000 shares of common stock are reserved for issuance until the plan terminates in 2014.  Under the 2005 Plan, eligible employees and certain independent consultants may be granted options to purchase shares of the Company’s common stock. The shares issuable under the 2005 Plan will either be shares of the Company’s authorized but previously unissued common stock or shares reacquired by the Company, including shares purchased on the open market.  As of June 30, 2008, 17,694 options remain available for grant under the 2005 Plan.  Concurrent with the 2005 Plan approval on August 22, 2005, the 1995 Stock Option Plan was terminated except for the outstanding options issued thereunder.  Under the 2004 Directors Plan, upon election to the Board of Directors, a newly elected non-employee director is granted a ten-year option to purchase 1,000 shares of the Company’s common stock at fair market value on the date of grant. Options granted vest and become exercisable six months from the date of grant.  In addition, on the date of each Annual Meeting of Stockholders, each non-employee director continuing in office is automatically granted 875 shares of common stock, non-transferable for nine months following the date of grant.  As of June 30, 2008, 70,250 options remain available for grant under the 2004 Plan.  Concurrent with the 2004 Plan approval on August 16, 2004, the 1994 Non-Employee Director Stock Option and Stock Grant Plan was terminated except for the outstanding options issued thereunder.

The following table presents shares authorized, available for future grant and outstanding under each of the Company’s plans:

	As of June 30, 2008
	Authorized	Available	Outstanding

2005 Plan	200,000	17,694	182,306
2004 Plan	75,000	70,250	1,000
1995 Plan	—	—	45,972
1994 Plan	—	—	3,750
Total	275,000	87,944	233,028

All stock option grants made under the 2005 Plan and the 2004 Directors Plan are at exercise prices no less than the Company’s closing stock price on the date of grant. Options under the 2005 Plan and 2004 Plan are determined by the Board of Directors or the Stock Option and Compensation Committee of the Board in accordance with the provisions of the respective plans.  Discussion relative to option granting, vesting, exercising, and other conditions are set forth in a Stock Option Agreement evidencing each grant. No option can have a life in excess of ten (10) years.  The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model. The model will use various assumptions, including a risk-free interest rate, the expected term of the options, the expected stock price volatility over the expected term of the options, and the expected dividend yield. Compensation expense for employee stock options will be recognized ratably over the vesting term.

A summary of option activity under Cyanotech Corporation’s Stock Plans for the three months ended June 30, 2008 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Balance at March 31, 2008	111,447	$3.15	4.9	$4,735
Granted	131,056	1.41	9.9	38,006
Exercised	—	—	—	—
Expired	(8,075)	12.00	—	(60)
Forfeited	(1,400)	2.76	—	(50)
Balance at June 30, 2008	233,028	$2.77	7.7	$42,631

The aggregate intrinsic value in the table above is before applicable income taxes and represents the amount optionees would have received if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price for that day.

The following table summarizes the weighted average characteristics of outstanding stock options as of June 30, 2008:

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Number of Shares	Remaining Life (Years)	Weighted Average Price	Number of Shares	Weighted Average Price
$1.41 - $2.60	208,225	8.5	$1.55	30,919	$2.10
$4.20 - $6.50	24,803	1.3	4.52	24,739	4.52
Total stock options	233,028	7.7	$1.87	55,658	$3.18

There were 131,056 stock options granted during the three months ended June 30, 2008. The average fair value assumptions related to options granted during the current quarter are:

Exercise Price:	$1.41
Volatility:	103.6%
Risk Free Rate:	4.0%
Vesting Period:	1 year
Termination Rate:	0.0%

Total unrecognized stock-based compensation expense related to the 131,056 stock options granted during the three months ended June 30, 2008 was $144,162 based on a fair value of $1.10 per option.  The unrecognized compensation expense for these options is expected to be expensed when the options fully vest in the first quarter of fiscal year 2010.  As of June 30, 2008, total unrecognized stock-based compensation expense related to all unvested stock options was $164,247 which is expected to be amortized over a weighted-average period of 4.1 years through February 22, 2013.

7.                                      INCOME TAXES

The Company is subject to taxation in the United States and two state jurisdictions. No remaining or future tax liabilities are expected with respect to the dissolution of CJYK.  The preparation of tax returns requires management to interpret the applicable tax laws and regulations in effect in such jurisdictions, which could affect the amount of tax paid by the Company. Management, in consultation with its tax advisors, files its tax returns on interpretations that are believed to be reasonable under the circumstances. The tax returns, however, are subject to routine reviews by the various taxing authorities in the jurisdictions in which the Company files its returns.  As part of these reviews, a taxing authority may disagree with respect to the tax positions taken by management (“uncertain tax positions”) and therefore require the Company to pay additional taxes. As required under applicable accounting rules, management evaluates the requirement for additional tax accruals, but for the three months ended June 30, 2008 and 2007, no accrual was recorded based on this evaluation of potential additional tax liability, including interest and penalties, which the Company could incur as a result of the ultimate resolution of its uncertain tax positions. Management reviews and updates the accrual for uncertain tax positions as more definitive information becomes available from taxing authorities, completion of tax audits, expiration of statute of limitations, or upon occurrence of other events.

As a result of the implementation of Financial Accounting Standards Board (“FASB”) Interpretation No.48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” the Company did not recognize a liability for unrecognized tax benefits and, accordingly, was not required to record any cumulative effect adjustment to beginning of year retained earnings.  As of both the date of adoption, April 1, 2007 and June 30, 2008, there was no significant liability for income tax associated with unrecognized tax benefits.

Income taxes are provided on the earnings in the consolidated financial statements. The provision is based on the current quarter activity of the legal entities and jurisdictions in which the Company operates. Tax credits such as Hawaii capital goods excise tax credits, are recognized as a reduction to income taxes in the year the credits are earned.  Accordingly, the effective tax rate may vary from the customary relationship between income tax expense (benefit) and pre-tax income (loss).  The Company’s effective tax rate is reconciled quarterly to consider the tax effect of net operating losses incurred in prior periods.

The Company recognizes accrued interest related to unrecognized tax benefits as well as any related penalties in interest income or expense in its consolidated condensed statements of operations, which is consistent with the recognition of these items in prior reporting periods.  With few exceptions, the Company is no longer subject to U.S. federal, state and local, and non-U.S. income tax examination by tax authorities for tax years before 2001.

8.                                       EARNINGS PER SHARE

Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding.  Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the potentially dilutive effect of outstanding stock options and warrants using the “treasury stock” method and convertible securities using the “if-converted” method.

Reconciliations between the numerator and the denominator of the basic and diluted earnings per share computations for the three months ended June 30, 2008 and June 30, 2007 are as follows:

	Three Months Ended June 30, 2008
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands)
Basic income per share	$271	5,242	$0.05
Effect of dilutive securities – Common stock options and warrants	—	—	—
Diluted income per share	$271	5,242	$0.05

	Three Months Ended June 30, 2007
	Net Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands)
Basic loss per share	$(382)	5,234	$(0.07)
Effect of dilutive securities – Common stock options and warrants	—	—	—
Diluted loss per share	$(382)	5,234	$(0.07)

Basic and diluted earnings per share are the same in periods of a net loss, thus there is no effect of dilutive securities when a net loss is recorded.  There were approximately 238,028 and 84,000 securities excluded from the calculation of diluted loss per share because their effect was anti-dilutive for the three months ended June 30, 2008 and 2007, respectively.  They were anti-dilutive due to the exercise price being greater than the Company’s weighted-average stock price for the period.

9.                                       CUSTOMER DEPOSIT

The Company received a restricted security deposit of $200,000 cash in conjunction with a sales contract dated November 1, 2007. On June 30, 2008 the contract was modified to release the restricted funds to settle outstanding accounts receivable balances and to prepay portions of new product orders from the customers. At June 30, 2008, $64,000 which includes interest earned on the deposit, remained restricted for the benefit of the customer.  Those funds have since been applied to prepay pending orders as specified in the contract.

10.                              NEW ACCOUNTING PRONOUNCEMENTS

In May 2007, the FASB issued FASB Staff Position (“FSP”) FIN 48-1 Definition of Settlement in FASB Interpretation No. 48 (FSP FIN 48-1). FSP FIN 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 is effective retroactively to January 1, 2007. The implementation of this FSP did not have a material impact on our consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”. SFAS 141R requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction at fair value as of the acquisition date. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are required to adopt SFAS 141R in the first quarter of fiscal year 2010.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” SFAS No. 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No.160 is effective for fiscal years beginning after December 15, 2008. We do not expect the adoption of this statement to have a material impact on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.” This statement enhances the disclosure requirements for derivative instruments and hedging activities, and thereby is designed to improve the transparency of financial reporting. SFAS No.161 is effective for fiscal years beginning after November 15, 2008. We do not expect the adoption of this statement to have a material impact on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS No. 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We do not expect the adoption of this statement to have a material effect on our consolidated financial statements.

CYANOTECH CORPORATION

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

This Report on Form 10-Q and other presentations made by Cyanotech Corporation (“CYAN”) and its subsidiaries contain “forward-looking statements,” which include statements that are predictive in nature, depend upon or refer to future events or conditions, and usually include words such as “expects,” “anticipates,” “intends,” “plan,” “believes,” “predicts,” “estimates” or similar expressions. In addition, any statement concerning future financial performance, ongoing business strategies or prospects and possible future actions are also forward-looking statements. Forward-looking statements are based upon current expectations and projections about future events and are subject to risks, uncertainties and the accuracy of assumptions concerning CYAN and its subsidiaries (collectively, the “Company”), the performance of the industry in which they do business and economic and market factors, among other things. These forward-looking statements are not guarantees of future performance.

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

•                  statements relating to our business objectives; and,

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

•                  demand for the company’s products, the quantities and qualities thereof available for sale and levels of customer satisfaction;

•                  our dependence on the experience and competence of our executive officers and other key employees;

•                  the risk associated with the geographic concentration of the company’s business;

•                  acts of war, terrorists incidents or natural disasters; and,

•                  other risks or uncertainties described elsewhere in this Report and in other periodic reports previously and subsequently filed by the Company with the Securities and Exchange Commission.

Overview

Comparisons of selected consolidated statements of operations data as reported herein follow for the periods indicated (dollars in thousands):

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Change

Net sales:
Spirulina products	$2,040	$1,531	33%
Natural astaxanthin products	1,621	997	63%
Other products	40	55	-27%
Total sales, all products	$3,701	$2,583	43%

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Change

Gross profit	$1,304	$746	75%
Income (loss) from operations	$292	$(341)	N/A
Net income (loss)	$271	$(382)	N/A

Sales for the first quarter of fiscal year 2009 increased from the comparable prior year period by $1,118,000 or 43% due to increases in both spirulina and natural astaxanthin product sales.

Spirulina sales increased 33% over the same period of fiscal year 2008, primarily due to increased units sold of both bulk and packages products while prices increased only slightly.

Natural astaxanthin product sales increased as well over the comparable prior year period due to an increase in sales of both bulk and packaged astaxanthin products. Bulk products sales increased by 49% while packaged nutrition products increased by 126%.  The Company is now focused on building market share based on nutritional brands which promote health and well-being.

Gross profit margin as a percentage of sales increased to 35% for the three months ended June, 30, 2008 from 29% for the same period a year ago.  Sales for the first quarter of fiscal year 2009 increased 43% from the comparable prior year period while cost of products sold increased 31% for the same respective period. Variable production costs increased 5% in the current period compared to one year ago primarily as a result of the impact of rising fuel costs on electrical rates, which have increased approximately 31%, and on the shipping costs of chemicals used in production. Fixed costs have declined by 9% primarily due to production equipment becoming fully depreciated. We expect continued pressure on input costs going forward and this could cause gross margins to decline in future periods. Management is consistently researching methodology to promote and sustain production at desired capacity and quality levels.

The net income of $271,000 for the first quarter of fiscal 2009 represents a positive improvement of $653,000 over the comparable quarter of fiscal 2008 which had a net loss of $382,000. The improvement is the result of increased sales, increased gross profit and 7% reduction in operating expenses.

Results of Operations

First Quarter of Fiscal 2009 Compared to First Quarter of Fiscal 2008

Net sales for the first quarter of fiscal 2009 increased to $3,701,000 a 43% increase from the $2,583,000 reported for the comparable period a year ago.  Company sales of Spirulina products for the first quarter of fiscal 2009 were $2,040,000, which is a 33% increase over sales generated in the first quarter of fiscal 2008.  As a percentage of sales, Spirulina accounted for 55% of total sales in the first quarter of fiscal 2008, compared to 59% for the comparable period a year ago. Spirulina sales have declined as a percentage of total sales due to greater sales of Natural Astaxanthin products, producing a favorable margin impact.

Natural astaxanthin product sales were $1,621,000 during the first quarter of 2009, a 63% increase from $997,000 in the first quarter of the prior year.  The natural astaxanthin product lines increased to 44% of total sales from 39% of total sales in the first quarter of fiscal 2008. This increase is the result of the Company focusing its products to build nutritional brands which promote health and well-being. During fiscal year 2008, the Company closed it’s wholly owned Japan subsidiary CJYK, which sold to the aquaculture market, and discontinued its NatuRose animal nutrition product. The aquaculture and animal nutrition market had been experiencing declines in both demand and profit margins. Other products sales were $40,000 during the first quarter of fiscal 2009 and $55,000 during the first quarter of fiscal 2008, and represented 1% and 2% of sales in the respective periods.

International sales were 41% of total sales for the first quarter of fiscal year 2009 and 2008. Major customers are those equaling or exceeding 10% of the Company’s sales for the period. For the first quarter of fiscal 2009, two European distributors each had sales equal to 10% of the Company’s total sales for the quarter. Only one distributor, with 11% of sales for the period, met or exceeded major customer sales volume in the first quarter of fiscal year 2008.

Gross profit, derived from net sales less the cost of product sales, includes the cost of materials, direct labor, manufacturing overhead and depreciation. Gross profit for the three months ended June 30, 2008 was $1,304,000, with a gross profit margin percentage of 35%. This was an increase from gross profit margin of $558,000 and gross profit margin of 29% reported for the comparable prior year quarter. Sales for the first quarter of fiscal year 2009 increased 43% from the comparable prior year period while costs of products sold increased 31% for the same respective period, resulting in the 6% improvement in gross profit margin percentage. Variable production costs increased 5% in the current period compared to one year ago. Rising fuel costs have resulted in an increase in electrical rates of 31%. There have been related increases in freight costs and the cost of chemicals used in production. Labor costs decreased 12% for the current quarter compared to the quarter ended June 30, 2007 due to maintaining reduced work force levels implemented in the third quarter of fiscal year 2008. Fixed costs have declined by 9% primarily due to production equipment becoming fully depreciated. Direct cost increases are expected to continue in all areas consistent with the local and national economy.

Pursuant to SFAS No. 151 “Inventory Costs – an amendment of ARB No. 43, Chapter 4,” approximately $20,000 and $23,000 of fixed production overhead cost was not inventoriable during the three months ended June 30, 2008 and June 30, 2007 respectively. Approximately $30,000 of production costs were not inventoriable in the first quarter of fiscal year 2008 because such costs would have exceeded the market value of the inventory. There were no such lower of cost or market issues for the first quarter of fiscal year 2009.

Operating expenses for the three months ended June 30, 2008 were 27% of sales or $1,012,000, compared to 42% of sales or $1,087,000 for the three months ended June 30, 2007. This decrease in operating expenses in the three months ended June 30, 2008 as compared with the three months ended June 30, 2007, was primarily the result of sales and marketing expense reductions of $101,000 or 27% from the prior year period, offset by a $37,000 or 6% increase in general and administrative expense. Research and development expense for the first quarter of 2009 decreased by $11,000 from the first quarter of 2008. Management expects that research and development expenses in future periods will focus on improved production methods.

For the three months ended June 30, 2008, the Company recorded an income tax receivable of $11,000 related to Federal and state tax credits. For the three months ended June 30, 2007, an income tax expense of $10,000 was recorded resulting from the write-off of a previously recorded income tax receivable.  The Company does not expect any U.S. Federal or state income taxes to be recorded for the current fiscal year because of available net operating loss carry-forwards.

The Company had net income of $271,000 or $0.05 per diluted share, for the three months ended June 30, 2008 compared to a net loss of $382,000, or ($0.07) per diluted share for the three months ended June 30, 2007.

Variability of Results

The Company has experienced significant quarterly fluctuations in operating results and anticipates that these fluctuations may continue in future periods.  As described in previous paragraphs, operating results have fluctuated as a result of changes in sales levels to our customers, competition (both pricing, new products and other market trends) and production difficulties, including non-inventoriable production costs, variable production results, and the impact of operating in an area where utility costs are sensitive to oil prices. The Company has also, during its history, experienced production difficulties as a result of inclement weather, changes in the mix between sales of bulk and packaged consumer products and start up costs associated with new product introductions, new facilities and expansion into new markets.  In addition, future operating results may fluctuate as a result of factors beyond the Company’s control such as foreign exchange fluctuations, changes in government regulations, and economic changes in the regions it operates in and sells to. A portion of our operating expenses are relatively fixed, and the timing of increases in expense levels is based in large part on forecasts of future sales.  Therefore, if net sales are below expectations in any given period, the adverse impact on results of operations may be magnified by our inability to meaningfully adjust spending in certain areas, or the inability to adjust spending quickly enough, as in personnel and administrative costs, to compensate for a sales shortfall. We may also choose to reduce prices or increase spending in response to market conditions, and these decisions may have a material adverse effect on financial condition and results of operations.

Financial Condition

Cash and cash equivalents remained consistent with levels at March 31, 2008 increasing $9,000 or less than 1%. Cash provided by operating activities of $192,000 was offset by cash used in investing activities and cash used in financing activities. Cash of $192,000 was provided by operations; increases in accounts receivable and inventory used $583,000 of cash and increases in accounts payable and accrued expenses contributed $348,000 to cash.

Cash flows used in investing activities reflect capital expenditures during the three months of fiscal 2009. Cash flows used in financing activities are attributable to debt payments during that period.

As of June 30, 2008, the Company’s net accounts receivable increased $460,000 to $2,394,000 from $1,934,000 as of March 31, 2008. The increase in accounts receivable is primarily the result of the timing of sales for the quarter. Management believes that its accounts receivable are collectible net of the allowance for doubtful accounts of $23,000 at June 30, 2008.

The Company’s net inventory increased $123,000 or 7% to $1,724,000 as of June 30, 2008 compared to $1,601,000 as of March 31, 2008. The increase in inventory during the first three months of fiscal 2009 is primarily due to an increase in packaged product finished goods. This is consistent with the Company’s emphasis on nutrition products.

Liquidity and Capital Resources

At June 30, 2008, the Company’s working capital was $3,289,000, an increase of $197,000 compared to $3,092,000 at March 31, 2008. Cash and cash equivalents at June 30, 2008 totaled $1,099,000, an increase of $9,000 from $1,090,000 at March 31, 2008.

The Company has two Term Loan Agreements (“Term Loans”) with a lender. These provided up to $4.6 million in combined credit facilities which are secured by substantially all the assets of the Company. The outstanding combined balance under the Term Loans as of June 30, 2008 is approximately $1,934,000. The Term Loans have maturity dates of May 1, 2010 as to $1,100,000 and March 1, 2015 as to $834,000 and are payable in equal monthly principal and interest payments of totaling approximately $58,000.

The interest rate under the Term Loans, in absence of a default under the agreement, is the prime rate, as defined, in effect as of the close of business on the first day of each calendar quarter, plus 1% (the prime rate was 5.00% at June 30, 2008). The Company received a waiver of relevant restrictive covenants of the Term Loans related to the delayed filing of Form 10-Q for the quarter ended June 30, 2007. The Company is prohibited by the Term Loan from declaring any cash dividends without the lender’s prior written consent. A $250,000 restricted cash deposit is held in an interest-bearing restricted cash account per the terms of the Term Loan and is included in other assets in the consolidated balance sheet at June 30, 2008.

The Company has, as previously reported, experienced a number of factors that have negatively impacted its balance sheet and liquidity, including the following:

•                  The Company has experienced significant recurring net losses. At June 30, 2008, the Company had an accumulated deficit of $20,792,000 compared to an accumulated deficit of $21,063,000 at March 31, 2008. The accumulated deficit decreased by $271,000 for the quarter ended June 30, 2008. As discussed earlier, and as required under SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets,” as of March 31, 2007 the Company recorded a non-cash impairment charge reducing, by $4.5 million, the values of certain production equipment and leasehold improvement assets. This non-cash charge did not impact liquidity.

•                  The Company’s business has not generated positive cash from operating activities in seven of the eight quarters during fiscal years ended March 31, 2008 and 2007. The first quarter of the fiscal year ended March 31, 2009 generated positive cash from operating activities for the second quarter in a row.

•                  Material weaknesses in its internal controls, as previously reported, have caused the Company to experience delays in completing its consolidated financial statements and filing periodic reports with the SEC on a timely basis. Accordingly, the Company continues to devote substantial additional internal resources, and to experience higher than expected fees for audit services. At present the Company has concluded that more rigorous emphasis on improving the capabilities of existing systems, procedures, and existing personnel, will correct the material weakness.

•                  In addition to the foregoing item, to conserve liquidity and reduce costs as previously announced, the Company cut its workforce by approximately 20% in early December 2007. The lay-offs have not had a negative impact on productivity and are not expected to do so. However, to achieve and sustain improved sales and enhanced production efficiency and effectiveness, it may be necessary for the Company to increase its operations workforce in future quarters.

•                  Finally, as part of its request to the senior debt holder for additional funding, the Company has undertaken an aggressive plan to de-emphasize new product introductions and related sales and marketing expenses, and to aggressively reduce administrative and sales and marketing expenses in general.

Sufficiency of Liquidity

Based upon analysis of the Company’s consolidated financial position and projected future results of operations, we believe that our estimated operating cash flows, cash balances, and working capital will be sufficient to finance current operating requirements, debt service, and planned capital expenditures, for the next 12 months. With total working capital of approximately $3.2 million, and a current ratio of 2.52 as of June 30, 2008, management expects that liquidity in the remainder of fiscal 2009 to be generated through operating cash flows.

Capital Resources

The Company does not currently have any material commitments for capital expenditures. The Company expects fiscal 2009 capital expenditures of approximately $200,000 to be funded from operating cash flows. This includes capital expenditures in support of the Company’s normal operations, and expenditures that we may incur in conjunction with initiatives to improve gross margins and reduce expenses.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Form 10-K for the fiscal year ended March 31, 2008.

The Company adopted FIN 48 on April 1, 2007. The adoption of this interpretation did not have a material impact on its consolidated financial statements.

Outlook

This outlook section contains a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially.

Cyanotech Corporation’s strategic direction has always been to position itself as a world leader in the production and marketing of high-value natural products from microalgae. We are vertically aligned, producing raw materials in the form of microalgae processed at our 90-acre facility in Hawaii, and integrating those raw materials into finished products. In fiscal 2009, we will put greater emphasis on our Nutrex Hawaii consumer products. Our focus going forward will be to leverage our experience and reputation for quality, building nutritional brands which promote health and well-being. The foundation of our nutritional products is naturally cultivated Spirulina Pacifica® in powder, flake and tablet form; and BioAstin® natural astaxanthin antioxidant in extract, softgel caplet and micro-encapsulated beadlet form. Information about our Company and our products can be viewed at www.cyanotech.com, www.nutrex-hawaii.com. Consumer products can also be purchased online at www.nutrex-hawaii.com.

We are currently experiencing an upward trend in sales with unit sales increasing during the first quarter of fiscal 2009 as compared to the first quarter of fiscal 2008. The most significant impact was due to an increase in the astaxanthin bulk product line. The Company expects spirulina sales to remain essentially level since the product has reached a mature life cycle stage. A portion of the upward trend in sales is attributable to filling orders we could not fill during the third and fourth quarters of fiscal year 2008 due to insufficient inventory. Accordingly, sales may trend down or remain level in future periods depending on the rate orders are backlogged and fulfilled. Significant sales variability between periods and even across several periods can be expected based on historical results.

As discussed in Note 1 to Consolidated Condensed Financial Statements, the Company has discontinued all business activity of its wholly owned Japanese subsidiary CJYK. Management made this decision due to declining sales of approximately 40% in each of the prior two fiscal years. Discontinuance of this subsidiary has not had a significant impact on our consolidated financial statements.

Overall costs have been increasing in part because of increasing utility, chemical, and transportation costs which reflect and respond to oil prices. We feel that these conditions will likely continue, and consequently, we are putting greater focus on cost controls and expense avoidance.

Gross profit margin percentages in fiscal year 2009 will be impacted by continued pressure on input costs and this could cause margins to decline in future periods. Management will continue its focus on health and well-being, promoting higher gross margin items. Management is also focused on improvements in process and production methods to stabilize and increase production levels for the future.

With the adoption of SFAS 151, the Company recognizes costs associated with abnormal amounts of idle facility expense, freight, handling costs and wasted materials (such as spoilage) as current-period charges in cost of sales. When production costs exceed historical averages, management evaluates whether such costs are current-period charges or are inventoriable costs. In addition, the allocation of fixed production overheads (such as depreciation and general insurance) to inventories is determined based on normal production capacity. When the Company’s production volumes are below normal capacity limits, certain fixed production overhead costs cannot be inventoried and are recorded immediately in cost of sales. Producing the highest quality microalgae is a complex biological process which requires balancing numerous factors including microalgal strain variation, temperature, acidity, nutrient and other environmental considerations, some of which are not within the Company’s control.

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

The Company expects operating expense spending to remain consistent fiscal year 2008 levels. However, by March 31, 2010, the Company is required to be in full compliance with the Sarbanes-Oxley Act and Rules issued thereunder by the SEC, including Section 404 Compliance Standards established by the Public Companies Accounting Oversight Board.

The cost of attaining and maintaining such compliance could materially decrease reported net income or increase reported net losses in future periods.

The Company’s future results of operations and the other forward-looking statements contained in this Outlook, in particular the statements regarding revenues, gross margin and capital spending involve a number of risks and uncertainties. In addition to the factors discussed above, any of the following could cause actual results to differ materially: business conditions and growth in the natural products industry and in the general economy; changes in customer order patterns; changes in demand for natural products in general; changes in weather conditions; competitive factors, such as increased production capacity from competing spirulina and astaxanthin producers and the resulting impact, if any, on world market prices for these products; government actions; shortage of manufacturing capacity; and other factors beyond our control. Risk factors are discussed in detail in Item 1A in our Form 10-K report for the year ended March 31, 2008.

Management believes that our technology, systems, processes and favorable growing location generally permit year-round harvest of our microalgal products in a cost-effective manner. However, imbalances in astaxanthin production in fiscal year 2007 and spirulina production in 2008, together with increasing energy costs, suggest a need for continuing caution. We cannot, and do not attempt to, provide any form of assurance with regard to our technology, systems, processes, location, or cost-effectiveness.

Item 3.           Quantitative and Qualitative Disclosures about Market Risk

The Company has not entered into any transactions using derivative financial instruments or derivative commodity instruments and believes that exposure to market risk associated with other financial instruments is not material.

The Company has term loan agreements that adjust quarterly based on the prime rate. As such, we are exposed to the interest rate risk whereby a 1% increase in the prime rate would lead to an increase of approximately $19,000 in interest expense for the year ending March 31, 2009 (based on June 30, 2008 amounts outstanding).

Item 4.           Controls and Procedures

(a) Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15 (d)-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Security and Exchange Commissions’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

This Form 10-Q should be read in conjunction with Item 9A(T) “Controls and Procedures” of the Company’s Form 10-K for the fiscal year ended March 31, 2008 filed June 26, 2008. There were no material changes in controls and Procedures during the current quarter. As of June 30, 2008, management believe systems and procedures were in place to reasonably ensure accurate financial data.  However, these controls and procedures have not been in place for a sufficient amount of time to demonstrate a high level of assurance of the effectiveness and to conclude that the material weakness previously identified has been remediated.

As discussed in the Company’s Form 10-K for the year ended March 31, 2008, errors were identified in the application of certain accounting practices and procedures related to accounting for certain fixed costs such as portions of depreciation, general insurance and minor compensation costs which should be included in the carrying value of inventory. The Company has taken extensive measures over the past year to correct the identified weakness: (1) The Company engaged the services of qualified independent consultants to advise the Company on improvements to internal controls and procedures. (2) In January 2008, the Company hired a Controller, replacing the former controller and controller of cost accounting. and (3) Consultants independent from those who assisted with improvements and procedures have tested the Company’s internal controls over financial reporting.  In addition to those measures, management is re-evaluating its overall information technology (“IT”) systems as it relates to the weakness and its remediation, and will make sufficient upgrades in the future to improve the efficiency and effectiveness of system information.

(b) Changes to Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the current quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.                   OTHER INFORMATION

Item 1.                    Legal Proceedings

None.

Item 2.                   Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.                    Defaults upon Senior Securities

None.

Item 4.                   Submission of Matters to a Vote of Security Holders

None.

Item 5.               Other Information

None.

Item 6.                                                           Exhibits

a)	The following exhibits are furnished with this report:

	31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act

	31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act

	31.3	Certification by the Executive Vice President and Chief Scientific Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act

	32.1	Certification by the Chief Executive Officer pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	32.2	Certification by the Chief Financial Officer pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	32.3	Certification by the Executive Vice President and Chief Scientific Officer pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYANOTECH CORPORATION
(Registrant)

August 14, 2008	By:	/s/ Andrew H. Jacobson
(Date)		Andrew H. Jacobson
President and Chief Executive Officer

August 14, 2008	By:	/s/ William R. Maris
(Date)		William R. Maris
Vice President — Finance & Administration,
Chief Financial Officer
(Principal Financial and Accounting Officer)