Form 10-K/A
period 2008-03-31
CYANOTECH CORP
filed 2008-10-02
CIK 768408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K/A

AMENDMENT No. 1

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
☐ Yes    ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒ Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form l0-K/A.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant on June 23, 2008 was approximately $7,631,000 based on the closing sale price of the Common Stock on the NASDAQ Capital Market on that date.

Number of shares outstanding of Registrant’s Common Stock at June 26, 2008 was 5,242,270.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CYANOTECH CORPORATION

		Page

Explanatory Note		3

PART II

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Item 8: Report of Independent Registered Public Accounting Firm		4

PART IV

ITEM 15:	Exhibits and Financial Statement Schedules

Report of Independent Registered Public Accounting Firm		5

Signatures		6

Exhibits:

Exhibit 23.1	Consent of Independent Registered Public Accounting Firm
Exhibit 31.1	Certifications of Chief Executive Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certifications of Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.3	Certifications of Executive Vice President and Chief Scientific Officer Pursuant To 18 U.S.C. Section 350, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certifications of Chief Executive Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certifications of Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.3	Certifications of Executive Vice President and Chief Scientific Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes Oxley Act of 2002

Explanatory Note

Cyanotech Corporation is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended March 31, 2008, previously filed on June 26, 2008:  (a) to add the conformed signature to the Report of Independent Registered Accounting Firm inadvertently omitted in Part II, Item 8; (b) to add the conformed signature to the Report of Independent Registered Public Accounting Firm inadvertently omitted in Part IV, Item 15; and (c) to add the conformed signature to Exhibit 23.1, Consent of Independent Registered Public Accounting Firm which was also inadvertently omitted.  In addition, the third line in the introductory clause of paragraph 4, omitted by inadvertent error, in Exhibits 31.1, 31.2 and 31.3 has been added to each of those refiled exhibits.  The certifications required by Rule 13a-14(a) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 are included herein as Exhibits 32.1, 32.2 and 32.3.  Except for the foregoing items, the information herein continues to describe conditions as of the filing of the Form 10-K on June 26, 2008.

Part II

Item 8.                                   Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Cyanotech Corporation:

We have audited the accompanying consolidated balance sheets of Cyanotech Corporation and subsidiaries (the Company) as of March 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended March 31, 2008.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

/s/ KPMG LLP

KPMG LLP

Honolulu, Hawaii

June 26, 2008

Part IV

Item 15.         Exhibits and Financial Statement Schedules

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Cyanotech Corporation:

Under date of June 26, 2008, we reported on the consolidated balance sheets of Cyanotech Corporation and subsidiaries (the Company) as of March 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended March 31, 2008.  These consolidated financial statements and our report thereon are included in the Company’s annual report on Form 10-K for the year 2008.  In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement as listed in Item 15(a)(2).  The financial statement schedule is the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

KPMG LLP

Honolulu, Hawaii

June 26, 2008

SIGNATURE

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of September, 2008.

CYANOTECH CORPORATION
By:	/s/ William R. Maris
William R. Maris
Vice President - Finance and Administration and
Chief Financial Officer