Form 10-Q
period 2008-09-30
CYANOTECH CORP
filed 2008-11-13
CIK 768408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended September 30, 2008

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

(808) 326-1353
(Registrant’s telephone number)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐   No  ☒

Number of common shares outstanding as of September 30, 2008:

Title of Class	Shares Outstanding
Common stock - $0.02 par value	5,242,270

CYANOTECH CORPORATION

FORM 10-Q

Part 1. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

CYANOTECH CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

(Dollars in thousands except per share amounts)

(unaudited)

	September 30, 2008	March 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$989	$1,090
Accounts receivable, net of allowance for doubtful accounts of $15 at September 30, 2008 and $23 at March 31, 2008	2,052	1,934
Inventories	2,613	1,601
Prepaid expenses and other	98	263
Total current assets	5,752	4,888

Equipment and leasehold improvements, net	4,204	4,269
Other assets	499	623
Total assets	$10,455	$9,780

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$588	$567
Customer deposits	124	104
Accounts payable	1,211	805
Accrued expenses	448	320
Total current liabilities	2,371	1,796

Long-term debt, less current maturities	1,205	1,505
Other	—	100
Total liabilities	3,576	3,401

Commitments and contingencies (Note 5)

Stockholders’ equity:
Common stock of $0.02 par value, shares authorized 7,500,000; 5,242,270 shares issued and outstanding at September 30, 2008 and March 31, 2008	105	105
Additional paid-in capital	27,403	27,337
Accumulated deficit	(20,629)	(21,063)
Total stockholders’ equity	6,879	6,379

Total liabilities and stockholders’ equity	$10,455	$9,780

See accompanying Notes to Consolidated Condensed Financial Statements.

CYANOTECH CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2008	2007	2008	2007

NET SALES	$3,274	$2,604	$6,975	$5,187
COST OF PRODUCT SALES	1,896	1,836	4,293	3,673
Gross profit	1,378	768	2,682	1,514

OPERATING EXPENSES:
Research and development	54	36	90	83
Sales and marketing	255	337	522	705
General and administrative	864	709	1,573	1,381
Total operating expenses	1,173	1,082	2,185	2,169

Income (loss) from operations	205	(314)	497	(655)

OTHER INCOME (EXPENSE):
Interest income	2	6	5	17
Interest expense	(44)	(38)	(89)	(79)
Other income (expense), net	—	2	10	1

Total other expense, net	(42)	(30)	(74)	(61)

Income (loss) before income tax (benefit) expense	163	(344)	423	(716)

INCOME TAX (BENEFIT) EXPENSE	—	—	(11)	10

NET INCOME (LOSS)	$163	$(344)	$434	$(726)

NET INCOME (LOSS) PER SHARE:
Basic	$.03	$(0.07)	$.08	$(0.14)
Diluted	$.03	$(0.07)	$.08	$(0.14)

SHARES USED IN CALCULATION OF NET INCOME (LOSS) PER SHARE:
Basic	5,242	5,234	5,242	5,234
Diluted	5,242	5,234	5,242	5,234

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$163	$(344)	$434	$(726)
Other comprehensive income (loss)	—	1	—	(4)
	$163	$(343)	$434	$(730)

See accompanying Notes to Consolidated Condensed Financial Statements.

CYANOTECH CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended September 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$434	$(726)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	216	269
Decrease in allowance for doubtful accounts	(8)	—
Amortization of debt issue costs and other assets	27	18
Stock option compensation expense	66	—
Net (increase) decrease in:
Accounts receivable	(110)	174
Refundable income taxes	—	10
Inventories	(1,012)	(401)
Prepaid expenses and other assets	262	(146)
Net increase (decrease) in:
Customer deposits	(80)	—
Accounts payable	406	411
Accrued expenses	128	(54)
Net cash provided by (used in) operating activities	329	(445)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in equipment and leasehold improvements	(151)	(48)
Cash used in investing activities	(151)	(48)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(279)	(193)
Cash used in financing activities	(279)	(193)

Net decrease in cash and cash equivalents	(101)	(686)

Cash and cash equivalents at beginning of period	1,090	1,444

Cash and cash equivalents at end of period	$989	$758

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$81	$68
Income taxes	$—	$2

See accompanying Notes to Consolidated Condensed Financial Statements.

CYANOTECH CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

As of September 30, 2008
(Unaudited)

1.                                      BASIS OF PRESENTATION

The accompanying consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements.  These consolidated condensed financial statements and notes should be read in conjunction with the Company’s consolidated financial statements contained in the Company’s annual report on Form 10-K for the year ended March 31, 2008 filed on June 26, 2008.

The accompanying consolidated condensed financial statements include the accounts of Cyanotech Corporation and its wholly-owned subsidiaries, Nutrex Hawaii, Inc. (“Nutrex Hawaii” or “Nutrex”) and Cyanotech Japan YK (“Cyanotech Japan” or “CJYK”). All significant intercompany balances and transactions have been eliminated in consolidation.  On August 31, 2007, the Company discontinued the activity of its wholly owned Japanese subsidiary CJYK. All aquaculture feed business in Japan was absorbed through the Company’s U.S. operations. CJYK remained a registered Japanese corporation until November 30, 2007, at which time it was dissolved.  All CJYK assets and liabilities were absorbed into the Company as of September 1, 2007.  The Company made this decision due to declining sales of approximately 40% in each of the two fiscal years 2007 and 2006. CJYK sales for the quarter ended September 30, 2007 were approximately $20,000. Dissolution of this subsidiary has not had a significant impact on the consolidated financial statements.

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

	September 30, 2008	March 31, 2008
	(in thousands)
Raw materials	$369	$321
Work in process	290	214
Finished goods	1,778	888
Supplies	176	178
	$2,613	$1,601

In accordance with SFAS No. 151, fixed production related costs of approximately $0  and $34,000 were not inventoried for the quarter ended September 30, 2008 and 2007, respectively, and $20,000 and $57,000 for the six months ended September 30, 2008 and 2007, respectively, due to below normal production capacity.

3.                                      EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives for equipment and furniture and fixtures, or the shorter of the land lease term or estimated useful lives for leasehold improvements as follows:

Equipment	3 to 10 years
Furniture and fixtures	7 years
Leasehold improvements	10 to 20 years

Equipment and leasehold improvements consist of the following:

	September 30, 2008	March 31, 2008
	(in thousands)
Equipment	$6,396	$6,335
Leasehold improvements	7,424	7,348
Furniture and fixtures	115	94
	13,935	13,777
Less accumulated depreciation and amortization	(9,816)	(9,600)
Construction-in-progress	85	92
Equipment and leasehold improvements, net	$4,204	$4,269

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Upon such an occurrence, recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows from the related assets, to its carrying amount. If the carrying value exceeds the related cash flows, then the carrying value of the long-lived assets are compared to the asset’s fair value using discounted cash flow. Management has determined no asset impairment occurred during the three or six months ended September 30, 2008.

4.                                      LONG-TERM DEBT

Long-term debt consists of the following:

	September 30, 2008	March 31, 2008
	(in thousands)
Term loans	$1,793	$2,072
Less current maturities	(588)	(567)
Long-term debt, excluding current maturities	$1,205	$1,505

Term Loan Agreements

In February 2008, the Company executed a Term Loan Agreement (“Term Loan A”) with a lender providing for $1.1 million in aggregate credit facilities, secured by the Company’s assets. Term Loan A has a maturity date of March 1, 2015 and is payable in 84 equal monthly principal and interest payments. The interest rate under Term Loan A, in the absence of a default under the agreement, is the prime rate in effect as of the close of business on the first day of each calendar quarter, plus 1%. As of September 30, 2008 the prime rate was 5.00%. The Company is prohibited from declaring any common stock dividends without the lender’s prior written consent. Borrowings outstanding under Term Loan A were $1,016,523 and $1,078,400 at September 30, 2008 and March 31, 2008, respectively.

In April 2000, the Company executed a Term Loan Agreement (“Term Loan B”) with a lender providing for $3.5 million in aggregate credit facilities, secured by the Company’s assets. Term Loan B has a maturity date of May 1, 2010 and is payable in 120 equal monthly principal and interest payments. The interest rate under Term Loan B, in the absence of a default under the agreement, is the prime rate, in effect as of the close of business on the first day of each calendar quarter, plus 1%. As of September 30, 2008, the prime rate was 5.00%. The Company is prohibited from declaring any common stock dividends without the lender’s prior written consent. A warrant to purchase 5,000 shares of the Company’s common stock was issued in conjunction with Term Loan B. The warrant expires in April 2011 and has an exercise price of $10.20 per share. The warrant may only be exercised after the Company has repaid Term Loan B in full. Borrowings outstanding under Term Loan B were $776,744 and $993,376 at September 30, 2008 and March 31, 2008, respectively.

The Company is required to comply with certain covenants in connection with its loan agreements. At September 30, 2008, the Company was in compliance with these covenants.

These Term Loans are additionally secured by a $250,000 restricted cash deposit which is included in Other Assets in the accompanying consolidated condensed balance sheets at September 30, 2008 and March 31, 2008.

Future principal payments under the Term Loan Agreements are as follows:

Year Ending March 31	(in thousands)
2009 (6 Months)	$290
2010	606
2011	225
2012	153
2013	163
Thereafter through 2015	356
Total principal payments	$1,793

5.                                      LEASES

The Company leases facilities, equipment and land under operating leases expiring between 2008 and 2025.  The land lease provides for contingent rental in excess of minimum rental commitments based on a percentage of the Company’s annual sales. Contingent rental for six months ended September 30, 2008 and 2007 were $27,000 and $23,000, respectively.

Future minimum lease payments under all non-cancelable operation leases are as follows:

Year ending March 31	(in thousands)
2009 (6 Months)	$93
2010	168
2011	161
2012	151
2013	148
Thereafter through 2025	1,887
Total minimum lease payments	$2,608

6.                                      SHARE-BASED COMPENSATION

The Company has adopted the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123(R) (“SFAS No. 123R”), “Share-Based Payment,” for its share-based compensation plans.  SFAS No. 123R requires an entity to measure the cost of employee services received in exchange for an award.  If an award vests or becomes exercisable based on the achievement of a condition other than service such as for meeting certain performance or market condition, the award is classified as a liability.  Liability-classified awards are remeasured to fair value at each balance sheet date until the award is settled. The Company currently has no liability-classified awards.  Equity-classified awards, including grants of employee stock options, are measured at the grant-date fair value of the award and are not subsequently remeasured unless an award is modified.  The cost of equity-classified awards is recognized in the income statement over the period during which an employee is required to provide the service in exchange for the award. All of the Company’s stock options are service-based awards, and because the Company’s future employee incentive stock options are “plain vanilla,” as defined by the U. S. Securities and Exchange Commission in Staff Accounting Bulletin No. 107, they are reflected only in Equity and Compensation Expense accounts.

Stock Options

As of September 30, 2008, the Company had the following two shareholder approved stock plans under which shares were available for equity-based awards: The 2005 Stock Option Plan (the “2005 Plan”) wherein, pursuant to a vote of the Company’s stockholders on September 9, 2008, 700,000 shares of common stock are reserved for issuance until the Plan terminates on August 21, 2015, and; The Independent Director Stock Option and Stock Grant Plan (the “2004 Directors Plan”) wherein 75,000 shares of common stock are reserved for issuance until the Plan terminates in 2014.  Under the 2005 Plan, eligible employees and certain independent consultants may be granted options to purchase shares of the Company’s common stock. The shares issuable under the 2005 Plan will either be shares of the Company’s authorized but previously unissued common stock or shares reacquired by the Company, including shares purchased on the open market.  As of September 30, 2008, 255,582 options remain available for grant under the 2005 Plan pursuant to the increase of 500,000 authorized Plan shares as approved by the stockholders of the Company on September 9, 2008.  Concurrent with the 2005 Plan approval, the 1995 Stock Option Plan was terminated, except for the outstanding options issued thereunder.

Under the 2004 Directors Plan, upon election to the Board of Directors, a newly elected non-employee director is granted a ten-year option to purchase 1,000 shares of the Company’s common stock at fair market value on the date of grant. Options granted vest and become exercisable six months from the date of grant.  In addition, on the date of each Annual Meeting of Stockholders, each non-employee director continuing in office is automatically granted 875 shares of common stock, non-transferable for nine months following the date of grant.  As of September 30, 2008, 70,250 options remain available for grant under the 2004 Plan.  Concurrent with the 2004 Plan approval on August 16, 2004, the 1994 Non-Employee Director Stock Option and Stock Grant Plan was terminated except for the outstanding options issued thereunder.

The following table presents shares authorized, available for future grant and outstanding under each of the Company’s plans:

	As of September 30, 2008
	Authorized	Available	Outstanding
2005 Plan	700,000	255,582	444,418
2004 Plan	75,000	70,250	1,000
1995 Plan	—	—	21,553
1994 Plan	—	—	2,250
Total	775,000	325,832	469,221

All stock option grants made under the 2005 Plan and the 2004 Directors Plan were at exercise prices no less than the Company’s closing stock price on the date of grant. Options under the 2005 Plan and 2004 Plan were determined by the Board of Directors or the Stock Option and Compensation Committee of the Board in accordance with the provisions of the respective plans.  Discussion relative to option granting, vesting, exercising, and other conditions are set forth in a Stock Option Agreement evidencing each grant. No option can have a life in excess of ten (10) years.  The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model. The model will use various assumptions, including a risk-free interest rate, the expected term of the options, the expected stock price volatility over the expected term of the options, and the expected dividend yield. Compensation expense for employee stock options will be recognized ratably over the vesting term.  Compensation expense recognized for options issued under the 2005 Plan was $66,000 for the three and six months ended September 30, 2008.

A summary of option activity under Cyanotech Corporation’s Stock Plans for the six months ended September 30, 2008 is presented below:

Option Activity	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2008	111,447	$3.15	4.9 years	$(176,086)
Granted	393,168	2.12	9.8 years	(6,553)
Exercised	—	$—	—	—
Forfeited or expired	(35,394)	$4.50	—	(92,129)
Outstanding at September 30, 2008	469,221	$1.99	9.3 years	$(41,330)
Exercisable at September 30, 2008	29,739	$3.97	1.3 years	$(61,597)

The aggregate intrinsic value in the tables above is before applicable income taxes and represents the amount optionees would have received if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price of $1.90 per share for that day.

A summary of Cyanotech Corporation’s non-vested options for the six months ended September 30, 2008 is presented below:

Nonvested Options	Shares	Weighted Average Grant-Date Fair Value
Nonvested at March 31, 2008	47,529	$1.61
Granted	393,168	1.88
Vested	(115)	4.40
Forfeited or expired	(1,100)	1.60
Nonvested at September 30, 2008	439,482	$1.85

The following table summarizes the weighted average characteristics of outstanding stock options as of September 30, 2008:

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Number of Shares	Remaining Life (Years)	Weighted Average Price	Number of Shares	Weighted Average Price
$1.41 - $2.60	445,918	9.7	$1.86	6,500	$2.46
$4.20 - $6.50	23,303	1.2	4.39	23,239	4.39
Total stock options	469,221	9.3	$1.99	29,739	$3.97

There were 262,112 and 393,168 stock options granted during the three and six months ended September 30, 2008.  The average fair value assumptions relate to options granted during the periods ending September 30, 2008 are:

Exercise Price:	$2.12
Volatility:	103.1%
Risk Free Rate:	4.7%
Vesting Period:	Up to 3 years
Termination Rate:	0.0%
Expected Life	5 years

As of September 30, 2008, total unrecognized stock-based compensation expense related to all unvested stock options was $531,679. Of the 439,482 unvested options, 393,168 options cliff vest as follows: 131,056 of the options have an exercise price of $1.41 and cliff vest 100% on May 16, 2009; 131,056 of the options have an exercise price of $2.12 and cliff vest 100% on May 16, 2010; and 131,056 of the options have an exercise price of $2.12 and cliff vest 100% on May 16, 2011. These cliff vesting options have a combined unrecognized compensation expense of $514,061 as of September 30, 2008 that will be amortized over 7.5 months, 19 months and 31 months, respectively. The remaining 46,250 unvested options are expected to be amortized over a remaining weighted-average period of 4.0 years through February 22, 2013 with an unrecognized compensation expense of $17,618 as of September 30, 2008.

The weighted average grant date fair value of 35,394 options granted prior to April 1, 2008, and vested, expired and forfeited during the six months ended September 30, 2008 is $159,378. The aggregate intrinsic value of the Company’s 29,739 fully vested share options at September 30, 2008 is $61,597.

Warrants

The Company had issued a warrant which allows the warrant holder rights to acquire 5,000 shares of common stock at $10.20 per share. Warrants outstanding during the periods were granted to lenders in connection with the Term Loan B described in Note 4.  The warrant was granted in April 2000 and expires in April 2011, and may only be exercised after the Company has repaid the Term Loan B in full.

7.                                      INCOME TAXES

The Company is subject to taxation in the United States and two state jurisdictions. No remaining or future tax liabilities are expected with respect to the dissolution of CJYK.  The preparation of tax returns requires management to interpret the applicable tax laws and regulations in effect in such jurisdictions, which could affect the amount of tax paid by the Company. Management, in consultation with its tax advisors, files its tax returns on interpretations that are believed to be reasonable under the circumstances. The tax returns, however, are subject to routine reviews by the various taxing authorities in the jurisdictions in which the Company files its returns.  As part of these reviews, a taxing authority may disagree with respect to the tax positions taken by management (“uncertain tax positions”) and therefore require the Company to pay additional taxes. As required under applicable accounting rules, management evaluates the requirement for additional tax accruals, and for the three and six months ended September 30, 2008 and 2007, no accrual was recorded based on this evaluation of potential additional tax liability, including interest and penalties, which the Company could incur as a result of the ultimate resolution of its uncertain tax positions. Management reviews and updates the accrual for uncertain tax positions as more definitive information becomes available from taxing authorities, completion of tax audits, expiration of statute of limitations, or upon occurrence of other events.

As a result of the implementation of Financial Accounting Standards Board (“FASB”) Interpretation No.48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” the Company did not recognize a liability for unrecognized tax benefits and, accordingly, did not record any cumulative effect adjustment to beginning retained earnings, at the date of adoption, April 1, 2007.  As of September 30, 2008, there was no significant liability for income tax associated with unrecognized tax benefits.

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

Reconciliations between the numerator and the denominator of the basic and diluted earnings per share computations for the three months ended September 30, 2008 and 2007 are as follows (in thousands, except per share amounts):

	Three Months Ended September 30, 2008			Three Months Ended September 30, 2007
	Net Loss	Shares	Per Share	Net Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic net income (loss) per share	$163	5,242	$0.03	$(344)	5,234	$(0.07)
Effect of dilutive securities — Common stock options and warrants	—	—	—	—	—	—
Diluted net income (loss) per share	$163	5,242	$0.03	$(344)	5,234	$(0.07)

Reconciliations between the numerator and the denominator of the basic and diluted earnings per share computations for the six months ended September 30, 2008 and 2007 are as follows (in thousands, except per share amounts):

	Six Months Ended September 30, 2008			Six Months Ended September 30, 2007
	Net Loss	Shares	Per Share	Net Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic net income (loss) per share	$434	5,242	$0.08	$(726)	5,234	$(0.14)
Effect of dilutive securities — Common stock options and warrants	—	—	—	—	—	—
Diluted net income (loss) per share	$434	5,242	$0.08	$(726)	5,234	$(0.14)

Basic and diluted earnings per share are the same in periods of a net loss, thus there is no effect of dilutive securities when a net loss is recorded.  There were approximately 474,221 potentially dilutive securities for the three and six months ended September 30, 2008 and 67,000 potentially dilutive securities for the three and six months end September 30, 2007, that were excluded from the calculation of diluted income (loss) per share because their effect was anti-dilutive.

9.                                      CUSTOMER DEPOSIT

The Company received a restricted security deposit of $200,000 cash in conjunction with a sales contract dated November 1, 2007. On June 30, 2008 the contract was modified to release the restricted funds to settle outstanding accounts receivable balances and to prepay portions of new product orders from the customers. At September 30, 2008, no restricted funds are held.

10.                               NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair measurements. SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable;

Level 3 - Unobservable inputs that are supported by little or no market activity, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing.

SFAS No. 157 was effective for our fiscal year beginning after April 1, 2008, except for non-financial assets and liabilities recognized or disclosed at fair value on a non-recurring basis, for which the effective date is fiscal years beginning after November 15, 2008.  The adoption of SFAS No. 157 did not have an impact on the Company’s consolidated results of operations, cash flows or financial condition. The Company will adopt SFAS No. 157 for non-financial assets that are recognized or disclosed on a non-recurring basis on April 1, 2009 and the Company is currently evaluating the effect, if any, on the Company’s consolidated results of operations, cash flows or financial condition.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115”. SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair market value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 was effective for our fiscal year beginning April 1, 2008. The adoption of this statement did not have a material impact on the company’s financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”. SFAS No. 141R requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction at fair value as of the acquisition date. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first quarterly reporting period beginning on or after December 15, 2008. We are required to adopt SFAS No. 141R in the first quarter of calendar year 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” SFAS No. 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No.160 is effective for fiscal years beginning after December 15, 2008. We do not expect the adoption of this statement to have a material impact on our consolidated financial statements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statements No. 133.” This statement enhances the disclosure requirements for derivative instruments and hedging activities, and thereby is designed to improve the transparency of financial reporting.  SFAS No. 161 is effective for fiscal years beginning after November 15, 2008.  We do not expect the adoption of this statement to have a material impact on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles on September 16, 2008”. We do not expect the adoption of this statement to have a material effect on our consolidated financial statements.

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

Forward-looking statements speak only as of the date of the Report, presentation or filing in which they are made or were made.  Investors are cautioned not to place undue reliance on forward looking statements. Except to the extent required by the Federal Securities Laws, the Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Our forward-looking statements in this Report include, but are not limited to:

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

•                  worldwide economic conditions and their effects on costs, pricing and descretionary spending on health products;

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

•                  changes to capital markets and access to sufficient capital on satisfactory terms;

•                  our dependence on the experience and competence of our executive officers and other key employees;

•                  the risk associated with the geographic concentration of the company’s business;

•                  acts of war, terrorists incidents or natural disasters; and,

•                  other risks or uncertainties described elsewhere in this Report in our most recent annual report on Form 10-K and in other periodic reports previously and subsequently filed by the Company with the Securities and Exchange Commission.

Overview

Comparisons of selected consolidated statements of operations data as reported herein follow for the periods indicated (dollars in thousands):

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Change
Net sales:
Spirulina products	$1,644	$1,407	17%
Natural astaxanthin products	1,621	1,176	38%
Other products	9	21	(57)%
Total sales, all products	$3,274	$2,604	26%

Gross profit	$1,378	$768	79%
Income (loss) from operations	$205	$(314)	—
Net income (loss)	$163	$(344)	—

	Six Months Ended September 30, 2008	Six Months Ended September 30, 2007	Change
Net sales:
Spirulina products	$3,684	$2,938	25%
Natural astaxanthin products	3,242	2,173	49%
Other products	49	76	(36)%
Total sales, all products	$6,975	$5,187	35%

Gross profit	$2,682	$1,514	77%
Income (loss) from operations	$497	$(655)	—
Net income (loss)	$434	$(726)	—

Sales for the second quarter of fiscal year 2009 increased from the comparable prior year period by $670,000 or 26% due to increases in both spirulina and natural astaxanthin product sales.

Spirulina sales increased 17% over the same period of fiscal year 2008, primarily due to increased pricing of both bulk and packages products while units remained level.

Natural astaxanthin product sales increased as well over the comparable prior year period due to an increase in sales of both bulk and packaged astaxanthin products. Bulk products sales increased by 90% while packaged nutrition products increased by 50%. The Company is now focused on building market share based on nutritional brands which promote health and well-being.

Gross profit margin as a percentage of sales increased to 42% for the three months ended September, 30, 2008 from 29% for the same period a year ago.  Sales for the second quarter of fiscal year 2009 increased 26% from the comparable prior year period while cost of products sold increased only 3% for the same respective period. Variable production costs increased 18% in the current period compared to one year ago primarily as a result of the impact of rising fuel costs on electrical rates and on the shipping costs of chemicals used in production. Fixed costs have declined by 16% compared to one year ago primarily due to reduced related headcount and production equipment becoming fully depreciated. We expect continued pressure on input costs going forward and this could cause gross margins to decline in future periods. Management is consistently researching methodology to promote and sustain production at desired capacity and quality levels.

The net income of $163,000 for the second quarter of fiscal 2009 represents a positive improvement of $507,000 over the comparable quarter of fiscal 2008 which had a net loss of $344,000. The improvement is the result of increased sales volume, improved gross profit and an 8% reduction in operating expenses as a percentage of sales due to reduced sales and marketing expenses.

Second Quarter of Fiscal 2009 Compared to Second Quarter of Fiscal 2008

Net sales for the second quarter of fiscal 2009 increased to $3,274,000 a 26% increase from the $2,604,000 reported for the comparable period a year ago.  Company sales of Spirulina products for the second quarter of fiscal 2009 were $1,644,000, which is a 17% increase over sales generated in the second quarter of fiscal 2008.  As a percentage of sales, Spirulina accounted for 50% of total sales in the second quarter of fiscal 2008, compared to 54% for the comparable period a year ago. Spirulina sales have declined as a percentage of total sales due to greater emphasis on sales of Natural Astaxanthin products, producing a favorable margin impact.

Natural astaxanthin product sales were $1,622,000 during the second quarter of 2009, a 38% increase from $1,176,000 in the second quarter of the prior year.  The natural astaxanthin product lines increased to 50% of total sales from 46% of total sales in the second quarter of fiscal 2008. This increase is the result of the Company focusing its products to build nutritional brands which promote health and well-being. During fiscal year 2008, the Company closed it’s wholly owned Japan subsidiary CJYK, which sold to the aquaculture market, and discontinued its NatuRose animal nutrition product. The aquaculture and animal nutrition market had been experiencing declines in both demand and profit margins. Other products sales were $9,000 during the second quarter of fiscal 2009 and $21,000 during the second quarter of fiscal 2008, and represented less than 1% in both periods.

International sales were 52% of total sales for the second quarter of fiscal year 2009 and 44% of sales for the second quarter of fiscal year 2008. Major customers are those equaling or exceeding 10% of the Company’s sales for the period. For the second quarter of fiscal 2009, two European distributors each had sales equal to 10% of the Company’s total sales for the quarter. Only one distributor, with 12% of sales for the period, met or exceeded major customer sales volume in the second quarter of fiscal year 2008.

Gross profit, derived from net sales less the cost of product sales, includes the cost of materials, direct labor, manufacturing overhead and depreciation. Gross profit for the second quarter of fiscal 2009 was $1,378,000, with a gross profit margin percentage of 42%. This was an increase from gross profit margin of $768,000 and gross profit margin of 30% reported for the comparable prior year quarter. Sales for the second quarter of fiscal year 2009 increased 26% from the comparable prior year period while costs of products sold increased 3% for the same respective period, resulting in the 12% improvement in gross profit margin percentage. Variable production costs increased 5% in the current period compared to one year ago. Rising fuel costs have resulted in an increase in electrical rates, freight costs and the cost of chemicals used in production. These increases were partially offset by decreased labor costs of 12% for the current quarter compared to the quarter ended September 30, 2008 due to maintaining reduced work force levels implemented in the third quarter of fiscal year 2008. Fixed costs have declined by 15% primarily due to reduced headcount compared to the quarter prior and production equipment becoming fully depreciated. Direct cost increases are expected to continue in all areas consistent with the local and national economy.

Pursuant to SFAS No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4,” all fixed production overhead costs were inventoriable for the current quarter.  Approximately $34,000 of fixed production overhead cost was not inventoriable during the three months ended September 30, 2007. Additionally $126,000 of production cost was not inventoriable in the second quarter of fiscal year 2008 because such costs would have exceeded the market value of the inventory. There were no such lower of cost or market issues for the second quarter of fiscal year 2009.

Operating expenses for the second quarter of fiscal 2009 were 36% of sales or $1,173,000, compared to 42% of sales or $1,082,000 for the second quarter of fiscal 2008. This decrease in operating expenses as a percentage of sales in the three months ended September 30, 2008 as compared with the three months ended September 30, 2007, was primarily the result of sales and marketing expense reductions of $82,000 or 24% offset by an $154,000 or 22% increase in general and administrative expense and an $18,000 or 50% increase in research and development expense for the second quarter of 2009 from the second quarter of 2008.

Income taxes are provided on the earnings in the consolidated financial statements. The provision is based on the current quarter activity of the legal entities and jurisdictions in which the Company operates. Tax credits such as Hawaii capital goods excise tax credits are recognized as a reduction to income taxes in the year the credits are earned. Accordingly, the effective tax rate may vary from the customary relationship between income tax expense (benefit) and pre-tax income (loss). The Company’s effective tax rate is reconciled to consider the tax effect of net operating losses incurred in prior periods.

No expense or benefit from income taxes was recorded in the quarter ended September 30, 2008 or 2007. The Company does not expect any U.S. Federal or state income taxes to be recorded for the current fiscal year because of available net operating loss carry-forwards.

The Company had net income of $163,000 or $0.03 per diluted share, for the three months ended September 30, 2008 compared to a net loss of $344,000, or ($0.07) per diluted share for the three months ended September 30, 2007.

Six Months Ended September 30, 2008 Compared to Six Months Ended September 30, 2007

Net sales for the six months ended September 30, 2008 were $6,975,000, an increase of 35% from sales of $5,187,000 reported for the comparable period a year ago.  The increase in sales over the prior year’s six-month period was largely the result of increased sales of both spirulina and natural astaxanthin products.  International sales represented 46% of net sales for the six months ended September 30, 2008 compared to 43% for the same period a year ago.  For the six months ended September 30, 2008 and September 30, 2007, our European distributors accounted for 13% and 11% of total sales respectively.

For the six months ended September 30, 2008, cost of sales decreased as a percentage of sales by 13% from the comparable prior year period.  For the six months ended September 30, 2008, variable production costs increased 12% and were fully inventoriable due to increased production compared with non-inventoriable period costs of approximately $43,000 for the six months ended September 30, 2007.  For the six months ended September 30, 2008 fixed cost overhead increased 8%.  Pursuant to SFAS No. 151, $20,000 and $57,000 of fixed overhead costs were not inventoriable during the six months ended September 30, 2008 and 2007 respectively because production levels were below normal capacity.  No market value adjustment was required for inventory at September 30, 2008. However, production costs associated with the Company’s inventory totaling approximately $156,000 incurred during the six months ended September 30, 2007 were not inventoriable because such costs would have exceeded the market value for such inventory.  As a result of the increase in sales and improved production volumes, gross profit margins as a percentage of sales increased to 38% for the six months ended September 30, 2008 as compared to 29% for the comparable prior year period.

Operating expenses for the six months ended September 30, 2008 were $2,185,000, an increase of $16,000 or 1% from the comparable prior year period.  Sales and marketing expense decreased by $183,000 or 26% as a result of cost reduction measures taken in the third quarter of fiscal year 2008.  General and administrative expense increased $192,000 due to $66,000 of stock related compensation and inflationary increases rather than additional spending in the six month period.  While it is our goal to contain discretionary operating spending it may become necessary for the Company to selectively increase spending in some or all of these areas to remain competitive and to comply with regulatory requirements.

Net other expense, which includes interest on the Company’s debt, for the six months ended September 30, 2008 increased by 21% to $74,000 from $61,000 for the same prior year period. The current year increase represents interest on the additional long-term debt secured in the fourth quarter of fiscal year 2008.

For the six months ended September 30, 2008, the Company recorded an income tax receivable of $11,000 related to Federal and state tax credits. An income tax expense of $10,000 was recorded for the same period of the prior year.  The Company does not expect any additional United States income taxes for the current fiscal year as a result of available net operating loss carry-forwards.

The Company recorded net income of $434,000 or $0.08 per diluted share for the six month period ended September 30, 2008. For the same period a year ago the Company reported a net loss of $726,000 or ($0.14) per diluted share.

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

Financial Condition

Cash and cash equivalents decreased $101,000 or 9% to $989,000 at September 30, 2008, from $1.1 million at March 31, 2008.  This decrease in cash resulted from cash used in investing activities of $151,000, and cash used in financing activities of $279,000 offset by cash provided by operating activities of $329,000.  Cash provided by operating activities for the six months ended September 30, 2008 represents the results of operations adjusted for non-cash depreciation, amortization 2nd stock option compensation expenses of $309,000, increases in accounts payable and accrued expenses of $534,000 offset by increases in inventory of $1,012,000 and other less significant changes.  Cash flows used in investing activities reflect capital expenditures during the second six months of fiscal 2008. Cash flows used in financing activities are attributable to debt payments during that period.

As of September 30, 2008, the Company’s net accounts receivable increased $110,000 to $2,052,000 from $1,934,000 as of March 31, 2008.  The increase in accounts receivable is primarily the result of the timing of sales and collections on the customer’s accounts.  Management believes that its accounts receivable are collectible net of the allowance for doubtful accounts of $15,000 at September 30, 2008.

The Company’s net inventory increased $1,012,000 or 63% to $2,613,000 as of September 30, 2008 compared to $1,601,000 as of March 31, 2008.  The increase in inventory during the first six months of fiscal 2008 is primarily due to increased production levels of both spirulina and astaxanthin during the six months with little or no rainfall and longer daylight hours. Management considers this buildup of inventory prudent entering the winter quarters with historically lower production resulting from fewer daylight hours and seasonal rain. Spirulina production was 14% higher in the six months ending September 30, 2008 as compared to the six months ended March 31, 2008.  Astaxanthin production was 140% higher in the six months ending September 30, 2008 as compared to the six months ended March 31, 2008.  The increase is the result of the Company’s focus on astaxanthin production in order to expand its BioAstin® based health and nutrition products.

Liquidity and Capital Resources

At September 30, 2008, the Company’s working capital was $3,381,000, an increase of $289,000 compared to $3,092,000 at March 31, 2008. Cash and cash equivalents at September 30, 2008 totaled $989,000, a decrease of $101,000 from $1,090,000 at March 31, 2008.

The Company has two Term Loan Agreements (“Term Loans”) with a lender. These provided up to $4.6 million in combined credit facilities and are secured by substantially all the assets of the Company. The outstanding combined balance under the Term Loans as of September 30, 2008 is approximately $1,793,000. The Term Loans have maturity dates of May 1, 2010 as to $777,000 and March 1, 2015 as to $1,017,000 and are payable in equal monthly principal and interest payments of totaling approximately $57,000.

The interest rate under the Term Loans, in absence of a default under the agreement, is the prime rate, as defined, in effect as of the close of business on the first day of each calendar quarter, plus 1% (the prime rate was 5.00% at September 30, 2008). The Company is prohibited by the Term Loan from declaring any cash dividends without the lender’s prior written consent. A $250,000 restricted cash deposit is held in an interest-bearing restricted cash account per the terms of the Term Loan and is included in other assets in the consolidated balance sheet at September 30, 2008.

The Company has, as previously reported, experienced a number of factors that have negatively impacted its balance sheet and liquidity, including the following:

•                  The Company has experienced significant recurring net losses. At September 30, 2008, the Company had an accumulated deficit of $20,629,000 compared to an accumulated deficit of $21,063,000 at March 31, 2008. The accumulated deficit decreased by $163,000 for the quarter ended September 30, 2008. As discussed earlier, and as required under SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets,” as of March 31, 2007 the Company recorded a non-cash impairment charge reducing, by $4.5 million, the values of certain production equipment and leasehold improvement assets. This non-cash charge did not impact liquidity.

•                  The Company’s business did not generate positive cash from operating activities in seven of the eight quarters during fiscal years ended March 31, 2008 and 2007. The first two quarters of the fiscal year ended March 31, 2009 did generate positive cash from operating activities.

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

•                  In addition to the foregoing item, to conserve liquidity and reduce costs as previously announced, the Company cut its workforce by approximately 20% in early December 2007. The lay-offs have not had a negative impact on productivity and are not expected to do so. However, to achieve and sustain improved sales and enhanced production efficiency and effectiveness, it has been necessary for the Company to increase its operations workforce in subsequent quarters.

•                  Finally, as part of its request to the senior debt holder for additional funding, the Company has undertaken an aggressive plan to de-emphasize new product introductions and related sales and marketing expenses, and to aggressively reduce administrative and sales and marketing expenses in general. However, to achieve and sustain improved sales and enhanced production efficiency and effectiveness, it may be necessary to increase such expenses in future quarters.

Sufficiency of Liquidity

Based upon our current operating plan, analysis of our consolidated financial position and projected future results of operations, we believe that our operating cash flows, cash balances, and working capital, together with a moderate amount of additional borrowing, will be sufficient to finance current operating requirements, debt service, and planned capital expenditures, for the next 12 months. Management expects liquidity in the remainder of fiscal 2009 to be generated from operating cash flows.

Capital Resources

The Company does not currently have any material commitments for capital expenditures.  The Company expects fiscal 2009 capital expenditures to be under $250,000 and to be funded by operating cash flows.  This includes capital expenditures in support of the Company’s normal operations, and expenditures that we may incur in conjunction with initiatives to improve gross margins and reduce expenses.

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

We are currently experiencing an upward trend in sales with unit sales increasing during the first six months of fiscal 2009 as compared to the first six months of fiscal 2008. The most significant impact was due to an increase in the astaxanthin bulk product line. The Company expects spirulina sales to remain essentially level since the product has reached a mature life cycle stage. A portion of the upward trend in sales is attributable to filling orders we could not fill during the third and fourth quarters of fiscal year 2008 due to insufficient inventory. Accordingly, sales may trend down or remain level in future periods depending on the rate orders are backlogged and fulfilled. Significant sales variability between periods and even across several periods can be expected based on historical results.

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

To manage its cash resources effectively, the Company will continue to balance production in light of sales demand, minimizing the cost associated with build-ups in inventory when appropriate.  The Company has experienced other significant cash outflows and may need to utilize other cash resources to meet working capital needs if prolonged net losses are incurred in future periods. A prolonged downturn in sales could impair the Company’s ability to generate sufficient cash for operations and minimize the Company’s ability to attract additional capital investment which could become necessary in order to expand into new markets or increase product offerings.

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

We have a term loan agreement that adjusts quarterly based on the prime rate.  As such, we are exposed to the interest rate risk whereby a 1% increase in the prime rate would lead to an increase of approximately $18,000 in interest expense for the year ending March 31, 2009 (based on September 30, 2008 amounts outstanding).

Item 4.  Controls and Procedures

(a) Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15 (d)-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Security and Exchange Commissions’ rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

This Form 10-Q should be read in conjunction with Item 9A(T) “Controls and Procedures” of the Company’s Form 10-K for the fiscal year ended March 31, 2008 filed June 26, 2008. There were no material changes in controls and Procedures during the current quarter. As of September 30, 2008, management believes systems and procedures were in place to reasonably ensure accurate financial data.  However, these controls and procedures have not been in place for a sufficient amount of time to demonstrate a high level of assurance of the effectiveness and to conclude that the material weakness previously identified has been remediated.

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

On September 9, 2008, the following matters were submitted and voted by stockholders entitled to vote at the Company’s Annual Meeting of Stockholders:

a)                    The following directors were elected to serve until the next Annual Meeting or until their successors are elected.

	For Votes	Withheld Votes
Gerald R. Cysewski	3,758,661	112,933
Michael A. Davis	3,764,225	107,368
Andrew H. Jacobson	3,762,361	109,233
Gregg W. Robertson	3,757,421	190,010
David I. Rosenthal	3,756,821	114,733
John T. Waldron	3,763,950	107,643

b)                   Amendment of the 2005 Stock Option Plan to increase by 500,000 shares to a total of 700,000 shares the amount of the Company’s common stock available for issuance under the 2005 Stock Option Plan.  The vote to approve was 1,762,174 for; 301,545 against; 12,835 abstain; and 1,885,041 non-votes.

c)                    Ratification of the selection of Grant Thornton LLP as the Company’s Independent Registered Public Accounting Firm for the fiscal year ending March 31, 2009.  The vote on the ratification was 3,624,479 for, 229,596 against, and 17,520 abstaining.

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

CYANOTECH CORPORATION
(Registrant)

November 13, 2008	By:	/s/ Andrew H. Jacobson

(Date)		Andrew H. Jacobson
President and Chief Executive Officer

November 13, 2008	By:	/s/ William R. Maris
(Date)		William R. Maris
Vice President — Finance & Administration,
Chief Financial Officer
(Principal Financial and Accounting Officer)