Form 10-Q
period 2008-12-31
CYANOTECH CORP
filed 2009-02-12
CIK 768408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended December 31, 2008

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐   No  ☒

Number of common shares outstanding as of February 12, 2009:

Title of Class	Shares Outstanding
Common stock - $0.02 par value	5,245,770

CYANOTECH CORPORATION

FORM 10-Q

Part 1. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

CYANOTECH CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

(Dollars in thousands except par value and share amounts)

(unaudited)

	December 31, 2008	March 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$276	$1,090
Accounts receivable, net of allowance for doubtful accounts of $15 at December 31, 2008 and $23 at March 31, 2008	2,346	1,934
Inventories	3,100	1,601
Prepaid expenses and other assets	229	263
Total current assets	5,951	4,888

Equipment and leasehold improvements, net	4,276	4,269
Other assets	487	623
Total assets	$10,714	$9,780

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,213	$805
Accrued expenses	361	320
Customer deposits	—	104
Current maturities of long-term debt	605	567
Total current liabilities	2,179	1,796

Long-term debt, less current maturities	1,045	1,505
Other liabilities	—	100
Total liabilities	3,224	3,401

Commitments and contingencies (Note 5)

Stockholders’ equity:
Common stock of $0.02 par value, shares authorized 7,500,000; 5,245,770 and 5,242,270 shares issued and outstanding at December 31, 2008 and March 31, 2008, respectively	105	105
Additional paid-in capital	27,500	27,337
Accumulated deficit	(20,115)	(21,063)
Total stockholders’ equity	7,490	6,379

Total liabilities and stockholders’ equity	$10,714	$9,780

See accompanying Notes to Consolidated Condensed Financial Statements.

CYANOTECH CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2008	2007	2008	2007

NET SALES	$3,553	$2,763	$10,528	$7,950
COST OF PRODUCT SALES	1,987	2,410	6,280	6,083
Gross profit	1,566	353	4,248	1,867

OPERATING EXPENSES:
Research and development	65	22	155	105
Sales and marketing	298	391	820	1,096
General and administrative	647	501	2,220	1,882
Total operating expenses	1,010	914	3,195	3,083

Income (loss) from operations	556	(561)	1,053	(1,216)

OTHER INCOME (EXPENSE):
Interest income	2	3	7	20
Interest expense	(41)	(36)	(130)	(115)
Other income, net	—	—	10	1

Total other expense, net	(39)	(33)	(113)	(94)

Income (loss) before income tax (benefit) expense	517	(594)	940	(1,310)

INCOME TAX (BENEFIT) EXPENSE	3	—	(8)	10

NET INCOME (LOSS)	$514	$(594)	$948	$(1,320)

NET INCOME (LOSS) PER SHARE:
Basic	$0.10	$(0.11)	$0.18	$(0.25)
Diluted	$0.10	$(0.11)	$0.18	$(0.25)

SHARES USED IN CALCULATION OF NET INCOME (LOSS) PER SHARE:
Basic	5,246	5,242	5,243	5,242
Diluted	5,246	5,242	5,246	5,242

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$514	$(594)	$948	$(1,320)
Other comprehensive loss	—	—	—	(4)
	$514	$(594)	$948	$(1,324)

See accompanying Notes to Consolidated Condensed Financial Statements.

CYANOTECH CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended December 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$948	$(1,320)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	324	380
Amortization of debt issue costs and other assets	41	27
Share-based compensation expense	156	—
Net (increase) decrease in:
Accounts receivable	(404)	295
Refundable income taxes	—	8
Inventories	(1,499)	(257)
Prepaid expenses and other assets	129	(304)
Net increase (decrease) in:
Accounts payable	408	551
Accrued expenses	41	50
Customer deposits	(205)	289
Net cash used in operating activities	(61)	(281)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in equipment and leasehold improvements	(331)	(80)
Cash used in investing activities	(331)	(80)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(422)	(293)
Cash used in financing activities	(422)	(293)

Net decrease in cash and cash equivalents	(814)	(654)

Cash and cash equivalents at beginning of period	1,090	1,444

Cash and cash equivalents at end of period	$276	$790

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$110	$94
Income taxes	$—	$10

See accompanying Notes to Consolidated Condensed Financial Statements.

CYANOTECH CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

As of December 31, 2008
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

The accompanying consolidated condensed financial statements include the accounts of Cyanotech Corporation and its wholly-owned subsidiaries, Nutrex Hawaii, Inc. (“Nutrex Hawaii” or “Nutrex”) and Cyanotech Japan YK (“Cyanotech Japan” or “CJYK”). All significant intercompany balances and transactions have been eliminated in consolidation.  On August 31, 2007, the Company discontinued the activity of its wholly owned Japanese subsidiary CJYK. All aquaculture feed business in Japan was absorbed by the Company’s U.S. operations. CJYK remained a registered Japanese corporation until November 30, 2007, at which time it was dissolved.  All CJYK assets and liabilities were absorbed into the Company as of September 1, 2007.  The Company made this decision due to declining sales of approximately 40% in each of the two fiscal years 2007 and 2006. CJYK sales for the quarter ended December 31, 2007, were approximately $45,000. Dissolution of this subsidiary has not had a significant impact on the consolidated financial statements.

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

2.                                      INVENTORIES

Inventories are stated at the lower of cost (which approximates first-in, first-out) or market. Market is defined as sales price less cost to dispose and a normal profit margin.  Inventories consist of the following:

	December 31, 2008	March 31, 2008
	(in thousands)
Raw materials	$448	$321
Work in process	357	214
Finished goods	2,104	888
Supplies	191	178
	$3,100	$1,601

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 151, fixed production related costs of approximately $18,000 and $121,000 were not inventoried for the quarter ended December 31, 2008 and 2007, respectively, and $40,000 and $178,000 for the nine months ended December 31, 2008 and 2007, respectively, due to below normal production capacity.

3.                                      EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives for equipment and furniture and fixtures, or the shorter of the land lease term or estimated useful lives for leasehold improvements as follows:

Equipment	3 to 10 years
Furniture and fixtures	7 years
Leasehold improvements	10 to 20 years

Equipment and leasehold improvements consist of the following:

	December 31, 2008	March 31, 2008
	(in thousands)
Equipment	$6,431	$6,335
Leasehold improvements	7,432	7,348
Furniture and fixtures	115	94
	13,978	13,777
Less accumulated depreciation and amortization	(9,924)	(9,600)
Construction-in-progress	222	92
Equipment and leasehold improvements, net	$4,276	$4,269

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Upon such an occurrence, recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows from the related assets, to its carrying amount. If the carrying value exceeds the related cash flows, then the carrying value of the long-lived assets are compared to the asset’s fair value using discounted cash flow. Management has determined no asset impairment occurred during the three or nine months ended December 31, 2008.

4.                                      LONG-TERM DEBT

Long-term debt consists of the following:

	December 31, 2008	March 31, 2008
	(in thousands)
Term loans	$1,650	$2,072
Less current maturities	(605)	(567)
Long-term debt, excluding current maturities	$1,045	$1,505

Term Loan Agreements

In February 2008, the Company executed a Term Loan Agreement (“Term Loan A”) with a lender providing for $1.1 million in aggregate credit facilities, secured by the Company’s assets. Term Loan A has a maturity date of March 1, 2015, and is payable in 84 monthly principal and interest payments. The interest rate under Term Loan A, in the absence of a default under the agreement, is the prime rate in effect as of the close of business on the first day of each calendar quarter, plus 1%. As of December 31, 2008, the prime rate was 3.25%. The Company is prohibited from declaring any common stock dividends without the lender’s prior written consent. Borrowings outstanding under Term Loan A were $984,351 and $1,078,400 at December 31, 2008, and March 31, 2008, respectively.

In April 2000, the Company executed a Term Loan Agreement (“Term Loan B”) with the same lender providing for $3.5 million in aggregate credit facilities, secured by the Company’s assets. Term Loan B has a maturity date of May 1, 2010, and is payable in 120 monthly principal and interest payments. The interest rate under Term Loan B, in the absence of a default under the agreement, is the prime rate in effect as of the close of business on the first day of each calendar quarter, plus 1%. As of December 31, 2008, the prime rate was 3.25%. The Company is prohibited from declaring any common stock dividends without the lender’s prior written consent. A warrant to purchase 5,000 shares of the Company’s common stock was issued in conjunction with Term Loan B. The warrant expires in April 2011 and has an exercise price of $10.20 per share. The warrant may only be exercised after the Company has repaid Term Loan B in full. Borrowings outstanding under Term Loan B were $665,177 and $993,376 at December 31, 2008, and March 31, 2008, respectively.

The Company is required to comply with certain financial and operating covenants in connection with its loan agreements. At December 31, 2008, the Company was in compliance with these covenants.

These term loans are additionally secured by a $250,000 restricted cash deposit which is included in Other Assets in the accompanying consolidated condensed balance sheets at December 31, 2008 and March 31, 2008.

Future principal payments under the Term Loan Agreements are as follows:

Year Ending March 31	(in thousands)
2009 (3 Months)	$148
2010	612
2011	229
2012	155
2013	161
Thereafter through 2015	345
Total principal payments	$1,650

5.                                      LEASES

The Company leases facilities, equipment and land under operating leases expiring between 2008 and 2025.  The land lease provides for contingent rental in excess of minimum rental commitments based on a percentage of the Company’s annual sales. Contingent rental paid for nine months ended December 31, 2008 and 2007, was $54,000 and $35,000, respectively.

Future minimum lease payments under all non-cancelable operation leases are as follows:

Year ending March 31	(in thousands)
2009 (3 Months)	$46
2010	168
2011	161
2012	151
2013	148
Thereafter through 2025	1,887
Total minimum lease payments	$2,561

6.                                      SHARE-BASED COMPENSATION

The Company has adopted the provisions of  SFAS No. 123(R), “Share-Based Payment,” for its share-based compensation plans.  SFAS No. 123(R) requires an entity to measure the cost of employee services received in exchange for an award.  If an award vests or becomes exercisable based on the achievement of a condition other than service, such as for meeting certain performance or market condition, the award is classified as a liability.  Liability-classified awards are remeasured to fair value at each balance sheet date until the award is settled. The Company currently has no liability-classified awards.  Equity-classified awards, including grants of employee stock options, are measured at the grant-date fair value of the award and are not subsequently remeasured unless an award is modified.  The cost of equity-classified awards is recognized in the income statement over the period during which an employee is required to provide the service in exchange for the award. All of the Company’s stock options are service-based awards, and because the Company’s future employee incentive stock options are “plain vanilla,” as defined by the U. S. Securities and Exchange Commission in Staff Accounting Bulletin No. 107, they are reflected only in Equity and Compensation Expense accounts.

Stock Options

As of December 31, 2008, the Company had the following two shareholder approved stock plans under which shares were available for equity-based awards: The 2005 Stock Option Plan (the “2005 Plan”) wherein 700,000 shares of common stock are reserved for issuance until the Plan terminates on August 21, 2015, which includes 500,000 additional shares of common stock pursuant to a vote of the Company’s stockholders on September 9, 2008, and; The Independent Director Stock Option and Stock Grant Plan (the “2004 Directors Plan”) wherein 75,000 shares of common stock are reserved for issuance until the Plan terminates in 2014.

  Under the 2005 Plan, eligible employees and certain independent consultants may be granted options to purchase shares of the Company’s common stock. The shares issuable under the 2005 Plan will either be shares of the Company’s authorized but previously unissued common stock or shares reacquired by the Company, including shares purchased on the open market.  As of December 31, 2008, 205,782 options remain available for grant under the 2005 Plan. Concurrent with the 2005 Plan approval, the 1995 Stock Option Plan was terminated, except for the outstanding options issued thereunder.

Under the 2004 Directors Plan, upon election to the Board of Directors, a newly elected non-employee director is granted a ten-year option to purchase 1,000 shares of the Company’s common stock at fair market value on the date of grant. Options granted vest and become exercisable six months from the date of grant.  In addition, on the date of each Annual Meeting of Stockholders, each non-employee director continuing in office is automatically issued 875 shares of common stock, non-transferable for nine months following the date of grant. Compensation expense recognized for shares issued under the 2004 Plan was $7,000 and $4,000 for the nine months ended December 31, 2008 and 2007, respectively. As of December 31, 2008, 70,250 options remain available for grant under the 2004 Plan.  Concurrent with the 2004 Plan approval on August 16, 2004, the 1994 Non-Employee Director Stock Option and Stock Grant Plan was terminated except for the outstanding options issued thereunder.

The following table presents shares authorized, available for future grant and outstanding under each of the Company’s plans:

	As of December 31, 2008
	Authorized	Available	Outstanding
2005 Plan	700,000	205,782	494,218
2004 Plan	75,000	70,250	1,000
1995 Plan	—	—	21,553
1994 Plan	—	—	2,250
Total	775,000	276,032	519,021

All stock option grants made under the 2005 Plan and the 2004 Directors Plan were at exercise prices no less than the Company’s closing stock price on the date of grant. Options under the 2005 Plan and 2004 Plan were determined by the Board of Directors or the Stock Option and Compensation Committee of the Board in accordance with the provisions of the respective plans.  The terms of each option grant including vesting, exercising, and other conditions are set forth in a Stock Option Agreement evidencing each grant. No option can have a life in excess of ten (10) years.  The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model. The model requires various assumptions, including a risk-free interest rate, the expected term of the options, the expected stock price volatility over the expected term of the options, and the expected dividend yield. Compensation expense for employee stock options will be recognized ratably over the vesting term.  Compensation expense recognized for options issued under the 2005 Plan was $91,000 and $156,000, respectively, for the three and nine months ended December 31, 2008 and is classified as General and Administrative expense in the consolidated condensed statement of operations. There was no compensation expense recognized under the 2005 Plan for the three and nine months ended December 31, 2007.

A summary of option activity under the Company’s Stock Plans for the nine months ended December 31, 2008 is presented below:

Option Activity	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2008	111,447	$3.15	4.9 years	$(176,086)
Granted	443,168	1.84	9.7 years	(169,441)
Exercised	—	$—	—	—
Forfeited or expired	(35,594)	$4.49	—	(107,731)
Outstanding at December 31, 2008	519,021	$1.94	9.1years	$(250,759)
Exercisable at December 31, 2008	29,803	$3.97	1.1years	$(74,871)

The aggregate intrinsic value in the tables above is before applicable income taxes and represents the amount optionees would have received if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price of $1.46 per share for such day.

A summary of the Company’s non-vested options for the nine months ended December 31, 2008 is presented below:

Nonvested Options	Shares	Weighted Average Grant-Date Fair Value
Nonvested at March 31, 2008	47,529	$1.61
Granted	443,168	1.84
Vested	(179)	4.40
Forfeited or expired	(1,300)	1.60
Nonvested at December 31, 2008	489,218	$1.80

The following table summarizes the weighted average characteristics of outstanding stock options as of December 31, 2008:

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Number of Shares	Remaining Life (Years)	Weighted Average Price	Number of Shares	Weighted Average Price
$ 1.41 - $2.60	495,718	9.49	$1.67	6,500	$2.46
$ 4.20 - $6.50	23,303.91		4.39	23,303	4.39
Total stock options	519,021	8.15	$1.94	29,803	$3.97

There were 50,000 and 443,168 stock options granted during the three and nine months ended December 31, 2008.  The range of fair value assumptions related to options granted during the periods ended December 31, 2008 are:

Exercise Price:	$1.41- $2.12
Volatility:	101.9 — 103.6%
Risk Free Rate:	4.0 - 4.7%
Vesting Period:	1 — 4 years
Forfeiture Rate:	0 - 15%
Expected Life	5.0 - 6.5 years

As of December 31 2008, total unrecognized stock-based compensation expense related to all unvested stock options was $474,497. Of the 489,218 unvested options, 393,168 options cliff vest as follows:  131,056 of the options have an exercise price of $1.41 and cliff vest 100% on May 16, 2009; 131,056 of the options have an exercise price of $2.12 and cliff vest 100% on May 16, 2010; and 131,056 of the options have an exercise price of $2.12 and cliff vest 100% on May 16, 2011. These cliff vesting options have a combined unrecognized compensation expense of $425,373 as of December 31, 2008 that will be amortized over a remaining 4.5 months, 16 months and 28 months, respectively. The unrecognized compensation expense of  $49,124 for the remaining 96,050 unvested options is expected to be amortized over a remaining weighted-average period of 3.56 years through December 3, 2013.

Warrant

The Company has outstanding a warrant to acquire 5,000 shares of common stock at $10.20 per share. The warrant was granted to lenders in connection with the Term Loan B described in Note 4.  The warrant was granted in April 2000 and expires in April 2011, and may only be exercised after the Company has repaid the Term Loan B in full.

7.                                      INCOME TAXES

The Company is subject to taxation in the United States and two state jurisdictions. No remaining or future tax liabilities are expected with respect to the dissolution of CJYK.  The preparation of tax returns requires management to interpret the applicable tax laws and regulations in effect in such jurisdictions, which could affect the amount of tax paid by the Company. Management, in consultation with its tax advisors, files its tax returns on interpretations that are believed to be reasonable under the circumstances. The tax returns, however, are subject to routine reviews by the various taxing authorities in the jurisdictions in which the Company files its returns.  As part of these reviews, a taxing authority may disagree with respect to the tax positions taken by management (“uncertain tax positions”) and therefore require the Company to pay additional taxes. As required under applicable accounting rules, management evaluates the requirement for additional tax accruals for uncertain tax positions, and for the three and nine months ended December 31, 2008 and 2007, no accrual was recorded based on this evaluation of potential additional tax liability, including interest and penalties, which the Company could incur as a result of the ultimate resolution of its uncertain tax positions. Management reviews and updates the accrual for uncertain tax positions as more definitive information becomes available from taxing authorities, completion of tax audits, expiration of statute of limitations, or upon occurrence of other events.

As a result of the implementation of Financial Accounting Standards Board (“FASB”) Interpretation No.48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” the Company did not recognize a liability for unrecognized tax benefits or uncertain tax positions and, accordingly, did not record any cumulative effect adjustment to beginning retained earnings, at the date of adoption, April 1, 2007.  As of December 31, 2008, there was no significant liability for income tax associated with unrecognized tax benefits.

Income taxes are provided on the earnings in the consolidated financial statements. The provision is based on the current quarter activity of the legal entities and jurisdictions in which the Company operates. Tax credits, such as Hawaii capital goods excise tax credits, are recognized as a reduction to income taxes in the period the credits are earned.  Accordingly, the effective tax rate may vary from the customary relationship between income tax expense (benefit) and pre-tax income (loss).

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

Reconciliations between the numerator and the denominator of the basic and diluted earnings per share computations for the three months ended December 31, 2008 and 2007 are as follows (in thousands, except per share amounts):

	Three Months Ended December 31, 2008			Three Months Ended December 31, 2007
	Net Income	Shares	Per Share	Net Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic net income (loss) per share	$514	5,246	$0.10	$(594)	5,242	$(0.11)
Effect of dilutive securities — Common stock options and warrants	—	—	—	—	—	—
Diluted net income (loss) per share	$514	5,246	$0.10	$(594)	5,242	$(0.11)

Reconciliations between the numerator and the denominator of the basic and diluted earnings per share computations for the nine months ended December 31, 2008 and 2007 are as follows (in thousands, except per share amounts):

	Nine Months Ended December 31, 2008			Nine Months Ended December 31, 2007
	Net Income	Shares	Per Share	Net Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic net income (loss) per share	$948	5,243	$0.18	$(1,320)	5,242	$(0.25)
Effect of dilutive securities — Common stock options and warrants	—	3	—	—	—	—
Diluted net income (loss) per share	$948	5,246	$0.18	$(1,320)	5,242	$(0.25)

Basic and diluted earnings per share are the same in periods of a net loss, thus there is no effect of dilutive securities when a net loss is recorded.  There were approximately 521,244 potentially dilutive securities for the three and nine months ended December 31, 2008 and 71,000 potentially dilutive securities for the three and nine months end December 31, 2007, that were excluded from the calculation of diluted income (loss) per share because their effect was anti-dilutive.

9.                                      CUSTOMER DEPOSIT

The Company received a restricted security deposit of $200,000 cash in conjunction with a sales contract dated November 1, 2007. On June 30, 2008 the contract was modified to release the restricted funds to settle outstanding accounts receivable balances and to prepay portions of new product orders from the customer. At December 31, 2008, no restricted funds are held.

10.          NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair measurements. SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

SFAS No. 157 is effective for the Company’s fiscal year beginning April 1, 2008, except for non-financial assets and liabilities recognized or disclosed at fair value on a non-recurring basis, for which the effective date is fiscal years beginning after November 15, 2008.  The adoption of SFAS No. 157 did not have an impact on the Company’s consolidated results of operations, cash flows or financial condition.  In February 2008, the FASB issued FASB Staff Position for SFAS No. 157 (“FSP FAS 157-1”) to amend SFAS No. 157 to exclude SFAS No 13, “Accounting for Leases,” and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS No. 13. However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under SFAS No. 141, “Business Combinations”, or SFAS No. 141R, “Business Combinations” (as discussed in more detail below), regardless of whether those assets and liabilities are related to leases. Additionally, in February 2008, the FASB issued FASB Staff Position for SFAS No. 157 (“FSP FAS 157-2”), which delays the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008. Also, in October 2008, the FASB issued FASB Staff Position for SFAS No. 157 (“FSP FAS 157-3”), which clarifies the application of SFAS No. 157 in a market that is not active.

The Company will adopt SFAS No. 157 for non-financial assets that are recognized or disclosed on a non-recurring basis on April 1, 2009 and the management is currently evaluating the effect, if any, on the Company’s consolidated results of operations, cash flows or financial condition.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115”. SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair market value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for the Company’s fiscal year beginning April 1, 2008. The adoption of this statement did not have a material impact on the Company’s financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”. SFAS No. 141R requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction at fair value as of the acquisition date. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first quarterly reporting period beginning on or after December 15, 2008. The Company is required to adopt SFAS No. 141R in the first quarter of calendar year 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” SFAS No. 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No.160 is effective for fiscal years beginning after December 15, 2008. Management does not expect the adoption of this statement to have a material impact on the Company’s consolidated financial statements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statements No. 133.” This statement enhances the disclosure requirements for derivative instruments and hedging activities, and thereby is designed to improve the transparency of financial reporting.  SFAS No. 161 is effective for fiscal years beginning after November 15, 2008.  Management does not expect the adoption of this statement to have a material impact on the Company’s consolidated financial statements.

In April 2008, the FASB issued Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FAS 142-3”) that amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.”  The intent of FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 and other U.S. generally accepted accounting principles. FAS 142-3 is effective for fiscal years and interim periods beginning after December 15, 2008. The management is currently evaluating the impact of this pronouncement on its consolidated financial statements, if any.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS No. 162 was effective on November 15, 2008.  Management does not expect the adoption of this statement to have a material effect on the Company’s consolidated financial statements.

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

Overview

Comparisons of selected consolidated statements of operations data as reported herein follow for the periods indicated (dollars in thousands):

	Three Months Ended December 31, 2008	Three Months Ended December 31, 2007	% Change
Net sales:
Spirulina products	$1,650	$1,095	51%
Natural astaxanthin products	1,903	1,632	17%
Other products	—	36	(100)%
Total sales, all products	$3,553	$2,763	29%

Gross profit	$1,566	$353	344%
Income (loss) from operations	$556	$(561)	199%
Net income (loss)	$514	$(594)	187%

	Nine Months Ended December 31, 2008	Nine Months Ended December 31, 2007	Change
Net sales:
Spirulina products	$5,344	$4,033	33%
Natural astaxanthin products	5,146	3,805	35%
Other products	38	112	(66)%
Total sales, all products	$10,528	$7,950	32%

Gross profit	$4,248	$1,867	128%
Income (loss) from operations	$1,053	$(1,216)	187%
Net income (loss)	$948	$(1,320)	172%

Sales for the third quarter of fiscal year 2009 increased from the comparable prior year period by $790,000 or 29% due to increases in both spirulina and natural astaxanthin product sales.

Spirulina sales increased 51% over the same period of fiscal year 2008, primarily due to increased units sold of bulk products and price increases in packaged products.

Natural astaxanthin product sales increased as well over the comparable prior year period due to an increase in sales of both bulk and packaged astaxanthin products. Packaged nutrition products increased by 58%. The Company is now focused on building market share based on nutritional brands which promote health and well-being.

Gross profit margin as a percentage of sales increased to 44% for the three months ended December, 31, 2008 from 13% for the same period a year ago.  Sales for the third quarter of fiscal year 2009 increased 29% from the comparable prior year period while cost of products sold decreased by 18% for the same respective period, mainly due to the affect of non inventoriable costs recognized in the prior year. Variable production costs increased 15% in the current period compared to one year ago primarily as a result of the impact of rising fuel costs on electrical rates and on the shipping costs of chemicals used in production. Recent reductions in fuel prices have not been reflected in local utility rates which resulted in utilities expense 53% above levels one year ago.  Management remains diligent in researching methodology to promote and sustain production at desired capacity and quality levels.

The net income of $514,000 for the third quarter of fiscal 2009 represents a positive improvement of $1,108,000 over the comparable quarter of fiscal 2008 which had a net loss of $594,000. The improvement is the result of increased sales volume and improved gross profit margins in the current period coupled with the absence of production issues experienced in the prior fiscal year.

Third Quarter of Fiscal 2009 Compared to Third Quarter of Fiscal 2008

Net sales for the third quarter of fiscal 2009 increased to $3,553,000, a 29% increase from the $2,763,000 reported for the comparable period a year ago.  Company sales of Spirulina products for the third quarter of fiscal 2009 were $1,650,000, which is a 51% increase over sales generated in the third quarter of fiscal 2008.  As a percentage of sales, Spirulina accounted for 46% of total sales in the third quarter of fiscal 2009, compared to 40% for the comparable quarter of fiscal year 2008.  Production problems in fiscal year 2008 resulted in less inventory available to meet bulk sales demands.  Current year Spirulina production has been good therefore sales of bulk Spirulina products are up and inventory levels are sufficient to meet current demands.

Natural astaxanthin product sales were $1,903,000 during the third quarter of 2009, a 17% increase from $1,632,000 in the third quarter of the prior year.  Although the natural astaxanthin product lines increased in sales dollars, they decreased to 54% of total sales from 60% of total sales in the third quarter of fiscal 2008.  This decrease is the result of the increased bulk sales of Spirulina as mentioned above.  There were no other products sales during the third quarter of fiscal 2009 and $36,000 during the third quarter of fiscal 2008.

International sales were 53% of total sales for the third quarter of fiscal year 2009 and 41% of sales for the third quarter of fiscal year 2008.  Major customers are those equaling or exceeding 10% of the Company’s sales for the period.  For the third quarter of fiscal 2009, one European distributor accounted for 18% of the Company’s total sales.  There were no customers exceeding 10% of sales volume in the third quarter of fiscal year 2008.

Gross profit, derived from net sales less the cost of product sales, includes the cost of materials, direct labor, manufacturing overhead and depreciation.  Gross profit for the third quarter of fiscal 2009 was $1,566,000, with a gross profit margin percentage of 44%.  This was an increase from gross profit margin of $353,000 and gross profit margin of 13% reported for the comparable prior year quarter.  Sales for the third quarter of fiscal year 2009 increased 29% from the comparable prior year period while costs of products sold decreased 18% for the same respective period, resulting in the substantial improvement in gross profit margin percentage.  Variable production costs increased 15% in the current period compared to one year ago.  Rising fuel costs have resulted in an increase in electrical rates and freight costs of chemicals and supplies used in production.  These increases were partially offset by decreased chemical usage for the current quarter compared to the quarter ended December 31, 2008 due to favorable weather conditions compared to last year.  The current period increases were fully inventoriable compared to $604,000 of non-inventoriable period costs associated with production problems in the same period of fiscal year 2008.  Direct cost increases are expected to continue in all areas consistent with the local and national economy.

Pursuant to SFAS No. 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4,” all fixed production overhead costs were inventoriable for the current quarter.  Approximately $18,000 and $121,000 of fixed production overhead cost was not inventoriable during the three months ended December 31, 2008 and 2007, respectively, because such costs would have exceeded the market value of the inventory. There were no such lower of cost or market issues for the third quarter of fiscal year 2009.

Operating expenses for the third quarter of fiscal 2009 were 28% of sales or $1,010,000, compared to 33% of sales or $914,000 for the third quarter of fiscal 2008. This decrease in operating expenses as a percentage of sales in the three months ended December 31, 2008 as compared with the three months ended December 31, 2007 was primarily the result of the increase in sales. Sales and marketing expenses decreased by $93,000 or 24%, offset by a $146,000 or 29% increase in general and administrative expense and a $43,000 or 195% increase in research and development expense for the third quarter of 2009 from the third quarter of 2008. These changes are primarily due to headcount variations in the respective departments as the Company executes its focused operating plan.

Net other expense, which includes interest on the Company’s debt, for the three months ended December 31, 2008 increased by 18% to $39,000 from $33,000 for the same prior year period. The current period increase represents interest on the additional long-term debt secured in the fourth quarter of fiscal year 2008.

Income taxes are provided on the earnings in the consolidated financial statements. The provision is based on the current quarter activity of the legal entities and jurisdictions in which the Company operates. Tax credits, such as Hawaii capital goods excise tax credits, are recognized as a reduction to income taxes in the period the credits are earned. Accordingly, the effective tax rate may vary from the customary relationship between income tax expense (benefit) and pre-tax income (loss). The Company’s effective tax rate is reconciled to consider the tax effect of net operating losses incurred in prior periods.

A $3,000 income tax expense was recorded in the quarter ended December 31, 2008, related to a reduction in expected tax credits for the period.  No expense or benefit from income taxes was recorded the quarter ended December 31, 2007. The Company does not expect any U.S. Federal or state income taxes to be recorded for the current fiscal year because of available net operating loss carry-forwards.

The Company had net income of $514,000 or $0.10 per basic and diluted share, for the three months ended December 31, 2008 compared to a net loss of $594,000, or ($0.11) per basic and diluted share for the three months ended December 31, 2007.

Nine Months Ended December 31, 2008 Compared to Nine Months Ended December 31, 2007

Net sales for the nine months ended December 31, 2008 were $10,528,000, an increase of 32% from sales of $7,950,000 reported for the comparable period a year ago.  The increase in sales over the prior year’s nine-month period was largely the result of increased sales of both spirulina and natural astaxanthin products.  International sales represented 49% of net sales for the nine months ended December 31, 2008 compared to 42% for the same period a year ago.  For the nine months ended December 31, 2008 and December 31, 2007, our European distributors accounted for 24% and 14% of total sales respectively.

For the nine months ended December 31, 2008, cost of sales decreased as a percentage of sales by 17% from the comparable prior year period. Variable production costs increased 13% for the nine months ended December 31, 2008 and were fully inventoriable due to increased production compared with non-inventoriable period costs of approximately $647,000 for the nine months ended December 31, 2007.  For the nine months ended December 31, 2008 fixed cost overhead increased 8% due to increases in certain fixed costs such as insurances.  Pursuant to SFAS No. 151, $40,000 and $178,000 of fixed overhead costs were not inventoriable during the nine months ended December 31, 2008 and 2007, respectively, because production levels were below normal capacity.  In addition, production costs associated with the Company’s inventory totaling approximately $141,000 incurred during the nine months ended December 31, 2007 were not inventoriable because such costs would have exceeded the market value for such inventory, no such adjustment was required for the current period end.  As a result of the increase in sales and improved production volumes, gross profit margins as a percentage of sales increased to 40% for the nine months ended December 31, 2008 as compared to 23% for the comparable prior year period.

Operating expenses for the nine months ended December 31, 2008 were $3,195,000, an increase of $112,000 or 4% from the comparable prior year period.  Sales and marketing expense decreased by $276,000 or 25% as a result of cost reduction measures, including headcount and promotional programs, initiated in the third quarter of fiscal year 2008.  General and administrative expense increased $338,000 due to $156,000 of stock related compensation, $100,000 increase in accounting and legal costs to comply with regulatory requirements and inflationary increases, rather than added spending in the nine month period.  While it is our goal to contain discretionary operating spending it may become necessary for the Company to selectively increase spending in some or all of these areas to remain competitive and to comply with regulatory requirements.

Net other expense, which includes interest on the Company’s debt, for the nine months ended December 31, 2008 increased by 20% to $113,000 from $94,000 for the same prior year period. The current year increase represents interest on the additional long-term debt secured in the fourth quarter of fiscal year 2008.

For the nine months ended December 31, 2008, the Company recorded an income tax benefit of $8,000 related to Federal and state tax credits. An income tax expense of $10,000 was recorded for the same period of the prior year.  The Company does not expect any additional United States income taxes for the current fiscal year as a result of available net operating loss carry-forwards.

The Company recorded net income of $948,000 or $0.18 per basic and diluted share for the nine month period ended December 31, 2008. For the same period a year ago the Company reported a net loss of $1,320,000 or ($0.25) per basic and diluted share.

Variability of Results

The Company has experienced significant quarterly fluctuations in operating results and anticipates that these fluctuations may continue in future periods. As described in previous paragraphs, operating results have fluctuated as a result of changes in sales levels to our customers, competition (both pricing, new products and other market trends) and production difficulties, including increased production costs and variable production results. The Company has also, during its history, experienced production difficulties as a result of inclement weather, changes in the mix between sales of bulk and packaged consumer products and start up costs associated with new product introductions, new facilities and expansion into new markets. In addition, future operating results may fluctuate as a result of factors beyond the Company’s control such as foreign exchange fluctuations, changes in government regulations, and economic changes in the regions it operates in and sells to. A portion of our operating expenses are relatively fixed and the timing of increases in expense levels is based in large part on forecasts of future sales. Therefore, if net sales are below expectations in any given period, the adverse impact on results of operations may be magnified by our inability to adjust spending in certain areas meaningfully, or to adjust spending quickly enough, as in personnel and administrative costs. We may also choose to reduce prices or increase spending in response to market conditions, and these decisions may have a material adverse effect on financial condition and results of operations.

Financial Condition

Cash and cash equivalents decreased $814,000 or 75% to $276,000 at December 31, 2008, from $1,090,000 million at March 31, 2008.  This decrease in cash resulted from cash used in investing activities of $331,000, and cash used in financing activities of $422,000, and cash used in operating activities of $61,000.  Cash used in operating activities for the nine months ended December 31, 2008 represents the results of operations adjusted for non-cash depreciation, amortization and share based compensation expenses of $521,000, increases in inventory and accounts receivable of $1,903,000, offset by increases in accounts payable and accrued expenses of $449,000 and other less significant changes.  Cash flows used in investing activities reflect capital expenditures during the nine months of fiscal 2009. Cash flows used in financing activities are attributable to debt payments during that period.

As of December 31, 2008, the Company’s net accounts receivable increased $412,000 to $2,346,000 from $1,934,000 as of March 31, 2008.  The increase in accounts receivable is primarily the result of the increased sales to foreign customers with extended terms.  Management believes that its accounts receivable are collectible net of the allowance for doubtful accounts of $15,000 at December 31, 2008.

The Company’s net inventory increased $1,499,000 or 94% to $3,100,000 as of December 31, 2008 compared to $1,601,000 as of March 31, 2008.  The increase in inventory during the first nine months of fiscal 2009 is primarily due to increased production levels of both spirulina and astaxanthin during the summer months with longer daylight hours and lower rainfall.  Management considers this buildup of inventory necessary to respond to our bulk customers fluctuating demands and to cover longer lead times for production of our BioAstin® based health and nutrition products.

Liquidity and Capital Resources

At December 31, 2008, the Company’s working capital was $3,772,000, an increase of $680,000 compared to $3,092,000 at March 31, 2008.  Cash and cash equivalents at December 31, 2008 totaled $276,000, a decrease of $814,000 from $1,090,000 at March 31, 2008.

The Company has two Term Loan Agreements (“Term Loans”) with a lender. These provided up to $4.6 million in combined credit facilities and are secured by substantially all the assets of the Company.  The outstanding combined balance under the Term Loans as of December 31, 2008 is approximately $1,650,000.  The Term Loans have maturity dates of May 1, 2010 as to $665,000 and March 1, 2015 as to $985,000 and are payable in equal monthly principal and interest payments totaling approximately $55,000.

The interest rate under the Term Loans, in absence of a default under the agreement, is the prime rate, as defined, in effect as of the close of business on the first day of each calendar quarter, plus 1% (the prime rate was 3.25% at December 31, 2008).  The Company is prohibited by the Term Loan from declaring any cash dividends without the lender’s prior written consent.  A $250,000 restricted cash deposit is held in an interest-bearing restricted cash account per the terms of the Term Loan and is included in other assets in the consolidated balance sheet at December 31, 2008.

The Company has, as previously reported, experienced a number of factors that have negatively impacted its balance sheet and liquidity, including the following:

•      The Company has experienced significant recurring net losses. At December 31, 2008, the Company had an accumulated deficit of $20,115,000 compared to an accumulated deficit of $21,063,000 at March 31, 2008. The accumulated deficit decreased by $514,000 for the quarter ended December 31, 2008. As discussed earlier, and as required under SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets,” as of March 31, 2007 the Company recorded a non-cash impairment charge, reducing by $4.5 million the values of certain production equipment and leasehold improvement assets. This non-cash charge did not impact liquidity.

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

•      To conserve liquidity and reduce costs the Company as previously announced, cut its workforce by approximately 20% in early December 2007. The lay-offs have not had a negative impact on productivity and are not expected to do so. To achieve and sustain improved sales and enhanced production efficiency and effectiveness, it has been necessary for the Company to increase its operations workforce in subsequent quarters.

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

Sufficiency of Liquidity

Based upon our current operating plan, analysis of our consolidated financial position and projected future results of operations, we believe that our operating cash flows, cash balances, and working capital, together with a moderate amount of additional borrowing, will be sufficient to finance current operating requirements, meet debt service requirements, and make planned capital expenditures, for the next 12 months. Management expects liquidity in the remainder of fiscal 2009 to be generated from operating cash flows.

Capital Resources

The Company does not currently have any material commitments for capital expenditures.  The Company expects fiscal 2009 capital expenditures to be under $500,000 and to be funded by operating cash flows.  This includes capital expenditures in support of the Company’s normal operations, and expenditures that we may incur in conjunction with initiatives to improve gross margins and reduce expenses.

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

We are currently experiencing an upward trend in sales with unit sales increasing during the first nine months of fiscal 2009 as compared to the first nine months of fiscal 2008. The most significant impact was due to an increase in the astaxanthin bulk product line. The Company expects spirulina sales to remain essentially level since the product has reached a mature life cycle stage. A portion of the upward trend in sales is attributable to filling orders we could not fill during the third and fourth quarters of fiscal year 2008 due to insufficient inventory. Accordingly, sales may trend down or remain level in future periods depending on the rate at which orders are backlogged and fulfilled. Significant sales variability between periods and even across several periods can be expected based on historical results.

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

Gross profit margin percentages in fiscal year 2009 will be impacted by continued pressure on input costs and this could cause margins to decline in future periods. Management will continue its focus on products for health and well-being, promoting higher gross margin items. Management is also focused on improvements in process and production methods to stabilize and increase production levels for the future and enhance product quality.

With the adoption of SFAS No.151, the Company recognizes costs associated with abnormal amounts of idle facility expense, freight, handling costs and wasted materials (such as spoilage) as current-period charges in cost of sales. When production costs exceed historical averages, management evaluates whether such costs are current-period charges or are inventoriable costs. In addition, the allocation of fixed production overheads (such as depreciation and general insurance) to inventories is determined based on normal production capacity. When the Company’s production volumes are below normal capacity limits, certain fixed production overhead costs cannot be inventoried and are recorded immediately in cost of sales. Producing the highest quality microalgae is a complex biological process which requires balancing numerous factors including microalgal strain variation, temperature, acidity, nutrient and other environmental considerations, some of which are not within the Company’s control.

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

Management expects operating expense spending to remain consistent with current year levels. However, by March 31, 2010, the Company is required to be in full compliance with the Sarbanes-Oxley Act and Rules issued thereunder by the SEC, including Section 404 Compliance Standards established by the Public Companies Accounting Oversight Board.  The cost of attaining and maintaining such compliance could materially decrease reported net income or increase reported net losses in future periods.

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

We have term loan agreements that adjust quarterly based on the prime rate.  As such, we are exposed to the interest rate risk whereby a 1% increase in the prime rate would lead to an increase of approximately $17,000 in interest expense for the year ending March 31, 2009 (based on December 31, 2008 amounts outstanding).

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

This Form 10-Q should be read in conjunction with Item 9A(T) “Controls and Procedures” of the Company’s Form 10-K for the fiscal year ended March 31, 2008 filed June 26, 2008. There were no material changes in controls and procedures during the current quarter. As of December 31, 2008, management believes systems and procedures were in place to reasonably ensure accurate financial data.  However, these controls and procedures have not been in place for a sufficient amount of time to demonstrate a high level of assurance of their effectiveness or to conclude that the material weakness previously identified has been remediated.

As discussed in the Company’s Form 10-K for the year ended March 31, 2008, errors were identified in the application of certain accounting practices and procedures related to accounting for certain fixed costs such as portions of depreciation, general insurance and minor compensation costs which should be included in the carrying value of inventory. The Company has taken extensive measures over the past year to correct the identified weakness: (1) the Company engaged the services of qualified independent consultants to advise the Company on improvements to internal controls and procedures; (2) during the current fiscal year the Company hired a dedicated Inventory Accounting Specialist; and (3) consultants independent from those who assisted with improvements and procedures have tested the Company’s internal controls over financial reporting.  In addition to those measures, management is re-evaluating its overall information technology (“IT”) systems as it relates to the weakness and its remediation, and will make sufficient upgrades in the future to improve the efficiency and effectiveness of system information.

(b) Changes to Internal Control Over Financial Reporting

Management does not believe that current quarter changes in finance department personnel, as previously reported on Form 8-K, have had a material negative impact on the Company’s internal control over accounting and financial reporting during the current quarter.

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

CYANOTECH CORPORATION
(Registrant)

February 12, 2009	By:	/s/ Andrew H. Jacobson

(Date)		Andrew H. Jacobson
President and Chief Executive Officer

February 12, 2009	By:	/s/ Deanna L. Spooner
(Date)		Deanna L. Spooner
Vice President — Finance & Administration,
Chief Financial Officer
(Principal Financial and Accounting Officer)