Form 10-K
period 2009-03-31
CYANOTECH CORP
filed 2009-06-25
CIK 768408

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2009
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

         Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). ☒ Yes    ☐ No

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

         Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes    ☒ No

         The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant on June 22, 2009 was approximately $8,863,598 based on the closing sale price of the Common Stock on the NASDAQ Capital Market on that date.

         Number of shares outstanding of Registrant's Common Stock at June 22, 2009 was 5,245,770.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Definitive Proxy Statement for its 2009 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission on or prior to July 29, 2009 and to be used in connection with the Annual Meeting of Stockholders expected to be held on September 9, 2009, are incorporated by reference in Part III of this Form 10-K.

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

  •
  The added risks associated with the current local, national and world economic crisis.

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

PART I

Item 1.    Business

General

        Cyanotech Corporation is a world leader in the production of high value natural products derived from microalgae. Incorporated in 1983, the Company is guided by the principle of providing beneficial, quality microalgal products for health and human nutrition in a sustainable, reliable and environmentally sensitive operation. We are ISO 9001:2000 compliant and GMP (Good Manufacturing Practices) certified by the Natural Products Association™, reinforcing our commitment to quality in our products, quality in our relationships (with our customers, suppliers, co-workers and the communities we live in), and quality of the environment we work in. The Company's products include:

  •
  BioAstin® natural astaxanthin is a powerful dietary antioxidant with expanding applications as a human nutraceutical and functional food ingredient, shown to support and maintain the body's natural inflammatory response, to enhance skin, muscle and joint health; and

  •
  Spirulina Pacifica® is a nutrient-rich dietary supplement used for extra energy, a strengthened immune system, anti-inflammatory benefits and as a source of antioxidant carotenoids.

        Microalgae are a diverse group of microscopic plants that have a wide range of physiological and biochemical characteristics and contain, among other things, high levels of natural protein, amino acids, vitamins, pigments and enzymes. Microalgae have the following properties that make commercial production attractive: (1) microalgae grow much faster than land grown plants, often up to 100 times faster; (2) microalgae have uniform cell structure with no bark, stems, branches or leaves, permitting easier extraction of products and higher utilization of the microalgae cells; and (3) the cellular uniformity of microalgae makes it practical to manipulate and control growing conditions in order to optimize a particular cell characteristic. Efficient and effective cultivation of microalgae requires consistent light, warm temperatures, low rainfall and proper chemical balance in a very nutrient-rich environment, free of environmental contaminants and unwanted organisms. This is challenge that has motivated us to design, develop and implement proprietary production and harvesting technologies, systems and processes in order to provide human nutritional products derived from microalgae.

        Our production of these products at the 90-acre facility on the Kona Coast of Hawaii provides several benefits. We selected the Keahole Point location in order to take advantage of relatively consistent warm temperatures, sunshine and low levels of rainfall needed for optimal cultivation of microalgae. This location also offers us access to cold deep ocean water, drawn from an offshore depth of 2,000 feet, which we use in our patented Ocean-Chill Drying system to eliminate the oxidative damage caused by standard drying techniques and as a source of trace nutrients for microalgal cultures. The area is also designated a Biosecure Zone, free of pesticides and herbicides. We believe that our technology, systems, processes and favorable growing location generally permit year-round harvest of our microalgal products in a cost-effective manner.

        Unless otherwise indicated, all references in this report to the "Company," "we," "us," "our," and "Cyanotech" refer to Cyanotech Corporation and its wholly owned subsidiary, Nutrex Hawaii, Inc. ("Nutrex Hawaii" or "Nutrex"), a Hawaii corporation.

Cyanotech's Business

        The Company operates entirely in one operating segment, the cultivation and production of microalgae into high-value, high-quality natural health and nutrition products. The Company cultivates, on a large-scale basis, two microalgal species from which our two major product lines, spirulina products and natural astaxanthin products, are derived. Cyanotech records revenue and cost of sales information by product category but does not record operating expenses by such product category.

        The following table sets forth, for the three years ended March 31, 2009, the net sales contributed by each of the Company's product lines (in thousands):

	Net Sales
	2009	2008	2007
Spirulina products:
Spirulina Pacifica	$6,835	$5,980	$6,090
Natural astaxanthin products:
BioAstin	7,093	4,808	2,354
NatuRose	—	443	1,142
Other	22	133	97

Total	$13,950	$11,364	$9,683

Spirulina Products

        Cyanotech has been producing a strain of spirulina microalgae marketed as Spirulina Pacifica since 1984. Spirulina Pacifica represents 49%, 53% and 63% of net sales for the years ended March 31, 2009, 2008, and 2007, respectively. Spirulina Pacifica provides a vegetable-based, highly absorbable source of protein, natural beta-carotene, mixed carotenoids, B vitamins, gamma linolenic acid, essential amino acids and other phytonutrients. Spirulina Pacifica is produced in three forms: powder, flake and tablets. Powder is used as an ingredient in nutritional supplements and health beverages; flakes are used as a seasoning on various foods; and tablets are consumed as a daily dietary supplement. All three forms are sold as raw material ingredients in bulk quantities and as packaged consumer products under the Nutrex Hawaii label.

        Spirulina Pacifica is GRAS (generally recognized as safe) for addition to a variety of foods as determined by the United States Food and Drug Administration. The Company's all natural Spirulina Pacifica is also certified Kosher by Organized Kashrus Laboratories of Brooklyn, New York and is cultivated without the use of herbicides or pesticides.

        Our Spirulina Pacifica is cultivated in a combination of fresh water and a metered amount of nutrient-rich deep ocean water (containing essential trace elements), drawn from a depth of 2,000 feet below sea level. This water mixture is supplemented with other major required nutrients. With the exception of deep ocean water, the raw materials and nutrients required in our Spirulina production are available from multiple sources; however, there can be no assurance that the pricing from a new source will be comparable to current pricing. In the case of deep ocean water, although abundantly available at this location, the facility to pump and deliver the water to the Company is owned by the State of Hawaii. The facility is constructed of two separately located pump stations providing redundancy should one station fail. The State of Hawaii sets the price for deep ocean water annually based on its cost to deliver the water. If the pricing for a critical raw material or nutrient significantly increases, this could have a material adverse effect on our business, financial condition and results of operations. The ability of the Company's suppliers to meet performance and quality specifications and delivery schedules is also important to operations.

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

        Once ready for harvest, a majority of the Spirulina algae are pumped from a pond to our processing building where the crop is separated from the culture media. The culture remaining in the ponds serves as an inoculum for the next growth cycle. Harvested Spirulina is washed with fresh water and filtered before moving to the drying stage. Culture media separated from Spirulina algae during processing are conserved and recycled. Our Integrated Culture Biology Management ("ICBM") technology for microalgae cultivation has proven to be a reliable and stable operating environment, allowing us to grow and harvest Spirulina without significant contamination by unwanted microorganisms and without associated loss of productivity.

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

        Each production lot of Spirulina Pacifica is sampled and subjected to thorough quality control analyses including testing for moisture, carotenoids, minerals, color and taste, among others. Further, each lot of our Spirulina Pacifica undergoes a prescribed set of microbiological food product tests, including total aerobic bacteria, coliform bacteria and E. coli. The Spirulina Pacifica powder, flakes and tablets are packed. This packaging ensures product freshness and extends the shelf life of bulk Spirulina Pacifica products. The Company's packaged consumer products are bottled and labeled by two contractors in California. These contractors are Kosher certified and subject to regular government inspections. Such packaging services are readily available from multiple sources.

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

        Our Spirulina Pacifica products compete with a variety of vitamins, dietary supplements, other algal products and similar nutritional products available to consumers. The nutritional products market is highly competitive and includes international, national, regional and local producers and distributors, many of whom have greater resources than Cyanotech and many of whom offer a greater variety of products. Our direct competition in the Spirulina market is currently from Dainippon Ink and Chemical Company's Earthrise facility in California, Parry Nutraceuticals, a division of Murugappa Group of India and several farms in China. Other competitors include numerous smaller farms in China, India, Thailand, Taiwan, Cuba, South Africa and South America. The market for Spirulina is mature with slow growth expected in future periods. In this mature market, the Company has experienced increased price competition due to more Spirulina suppliers as well as a larger portion of sales coming from bulk product orders whose customers generally treat these products as commodities with price being the major determining factor driving their purchasing decision. As one of the largest producers of Spirulina, our challenge is to increase our market share among customers who seek the high-quality products we produce while concurrently adjusting our product mix to meet our revenue targets.

        As of March 31, 2009, there was no backlog of orders for all Spirulina products. Backlogs at the end of fiscal 2008 and 2007 were $710,000 and $432,000 respectively. Prior years' backlogs were the result of production issues resulting in inventory shortages. No such shortages were experienced during fiscal 2009.

Natural Astaxanthin Products

        The Company commenced commercial production of natural Astaxanthin in 1997. Astaxanthin is a red pigment which the Company initially sold to the aquaculture market, under the name NatuRose, primarily to impart a pink to red color to the flesh of commercially raised fish and shrimp. The Company discontinued NatuRose production and sales, in March 2008, in order to focus its resources on producing and marketing of natural astaxanthin for the higher value human nutrition market discussed below. NatuRose sales accounted for 0%, 4% and 12% of net sales for the years ended March 31, 2009, 2008 and 2007, respectively.

        In 1999, BioAstin, our natural astaxanthin product for the human health and nutrition market was introduced. BioAstin sales accounted for 51%, 42% and 24% of net sales for the years ended March 31, 2009, 2008 and 2007, respectively. BioAstin is produced in three forms: a liquid lipid extract, gelcaps and microencapsulated "beadlets" with all three forms sold in bulk quantities. BioAstin gelcaps are also sold in packaged consumer form under the Nutrex Hawaii label. A growing body of scientific literature is suggesting that the beneficial antioxidant properties of natural astaxanthin may surpass many of the antioxidant properties of vitamin C, vitamin E, beta-carotene and other carotenoids. Independent scientific studies indicate that in certain models, natural astaxanthin has up to 550 times the antioxidant activity of vitamin E and 10 times the antioxidant activity of beta-carotene.

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

        For the final stage of cultivation, the Haematococcus algae is transferred to open ponds where an environmental stress is applied causing the algae to form spores which accumulate high levels of astaxanthin. Once ready for harvest, the media containing these spores is transported through underground pipes to our astaxanthin processing building where the culture media and algal spores are separated. Fresh water recovered from this stage of processing may be recycled for further use in cultivation. The harvested algal spores are dried to flakes or a fine powder. During processing, the spores are cracked in a proprietary system to assure high bioavailability of astaxanthin. Each production lot of astaxanthin is sampled and tested for astaxanthin concentration. Finally the bulk powder is vacuum-packed.

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

        The potential benefits of astaxanthin to human health are continuing to emerge. Natural astaxanthin is one of the most potent and bioactive biological antioxidants found in nature, therefore, the number of potential roles of natural astaxanthin for human health is growing. Much research has been published in recent years on the beneficial roles of antioxidants in our health, in the aging process and on specific health conditions. The full efficacy of BioAstin as a human nutraceutical supplement requires further significant clinical study. The Company, to contain costs, did not spend significant amounts on clinical trials over the past two fiscal years. Independent antioxidant research and prior clinical trials show promising human applications. The Company holds three United States patents relating to the usage of BioAstin in the treatment of Carpal Tunnel Syndrome, the treatment of canker/cold sores and for its use as a topical and oral sunscreen.

        BioAstin is sold in liquid lipid form as a raw ingredient to dietary supplement manufacturers, health food formulators and cosmetic manufacturers, and BioAstin gelcaps and beadlets are sold in bulk quantities to distributors. BioAstin gelcaps are also sold as a packaged consumer product through Nutrex Hawaii directly to natural product distributors, retailers and consumers. The Company has also introduced a line of BioAstin based nutritional supplements, MDFormulas. MDFormulas combined the health benefits of BioAstin with other proven nutrients with benefits for targeted applications such as skin, heart and joint health.

        BioAstin and MDFormulas compete directly with similar products marketed by other manufacturers including Fuji Chemical of Japan, Algatechnologies of Israel, and Valensa (formally U.S. Nutraceuticals) in the United States. In the general category of nutritional supplements, BioAstin also competes with a variety of vitamins, dietary supplements and other antioxidant products available to consumers. The nutritional products market is highly competitive and includes international, national, regional and local producers and distributors, many of whom have greater resources than Cyanotech and many of whom offer a greater variety of products.

        As of March 31, 2009, there was no backlog of orders for all Natural Astaxanthin products. Backlogs at the end of fiscal 2008 and 2007 were $209,000 and $802,000, respectively. Prior years' backlogs were the result of production issues resulting in inventory shortages. No such shortages were experience during fiscal 2009.

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

Major Customers

        Approximately $1,521,000 or 11% of net sales for the year ended March 31, 2009 were to a Spirulina marketing and distribution company based in the Netherlands. Sales to this customer amounted to

$1,149,000 or 10% of net sales for the fiscal year 2008 and $937,000 or 10% of net sales for the fiscal year 2007.

Research and Development

        Cyanotech's expertise for many years has been in the development of efficient, stable and cost-effective production systems for microalgal products. We have learned, however, during the operating period after the fiscal year 2007 astaxanthin production imbalance, and during the fiscal year 2008 spirulina production imbalance, that acceptable and consistent quality production levels from our systems may not be sustainable across periods of days, weeks, or even months. Accordingly, Cyanotech typically investigates each specific microalgae identified in the scientific literature for potentially marketable products and for solutions to production stability and efficiency challenges, and then strives to develop the technology to grow such microalgae on a commercial scale or to incorporate procedures or technology to improve production stability and efficiency. Successful microalgal product developments and technical solutions are highly uncertain and dependent on numerous factors, many beyond the Company's control. Products and solutions or improvements that appear promising in early phases of development may be found to be ineffective, may be uneconomical because of manufacturing costs or other factors, may be precluded from commercialization due to the proprietary rights of other companies, or may fail to receive necessary regulatory approvals. The Company had research and development expenditures of $206,000, $143,000 and $203,000 in fiscal years 2009, 2008 and fiscal 2007, respectively.

        No investment was made in scientific clinical trials during fiscal 2009, 2008 and 2007.

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

Regulations

        Several governmental agencies regulate various aspects of our business and our products in the United States, including the Food and Drug Administration, the Federal Trade Commission, the Consumer Product Safety Commission, the Department of Agriculture, the Environmental Protection Agency, the United States Postal Service, state attorney general offices and various agencies of the states and localities in which our products are sold. We believe we are in compliance the all material government regulations which apply to our products and operations. However, we are not able to predict the nature of any future laws, regulations, interpretations or applications, nor can we predict what effect future changes would have on our business.

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

Employees

        As of March 31, 2009, the Company employed 63 people on a full-time basis and 3 people on a part-time basis. Of the total, 28 are involved in harvesting and production and the remainder in sales, administration and support. Management believes that its relations with employees are good. Attracting permanent entry level and skilled employees can be difficult due to the limited local population to draw from. None of our employees are subject to collective bargaining agreements.

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

We depend heavily on the unique abilities and knowledge of our officers and key personnel. Our Chief Executive Officer and Chief Scientific Officer have knowledge and experience critical to the ongoing operations of the Company. We also depend on the unique knowledge of our Chief Financial Officer and Vice President of Finance and Administration, Vice President of Operations and Vice President of Sales and Marketing. Cyanotech is a small company and the loss of any such personnel or the delay in the replacement of one could significantly delay the achievement of our business objectives and could adversely affect our ability to do business or could hinder our ability to provide needed management.

        Our success depends, to a significant extent, upon the services of such personnel. For example, the Chief Executive Officer has industry knowledge, experience and operating discipline vital to the management of the Company and consistent delivery of our products. The Chief Scientific Officer and founder of the Company is the Company's primary scientific resource, continuing to improve production and cultivation technology and to investigate new microalgal products. Our Chief Financial Officer has a unique understanding of the company's financial systems and needs. Our Vice President Operations has years of experience with the mechanical operation of the production facility and continues to improve our production process. Our Vice President Sales and Marketing has developed valuable personal relationships with domestic and foreign customers.

Our production of algae involves an agricultural process, subject to such risks as weather, disease, and contamination.

        The production of our algae products involves complex agricultural systems with inherent risks including weather, disease, and contamination. These risks are unpredictable and also include such elements as the control and balance of necessary nutrients and other factors. The efficient and effective cultivation of microalgae requires consistent light, warm temperatures, low rainfall and proper chemical balance in a very nutrient-rich environment. If the chemical composition of a pond changes from its required balance, unusually high levels of contamination due to the growth of unwanted organisms or other biological problems may occur. These often arise without warning and sometimes there are few or no clear indicators as to appropriate remediation or corrective measures. We believe that our technology, systems, processes and favorable growing location generally permit year-round harvest of our microalgal products in a cost-effective manner. However, environmental factors cannot be controlled in an open air environment, therefore, we cannot, and do not attempt to, provide any form of assurance with regard to our systems, processes, location, or cost-effectiveness.

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

        Our internal order, inventory and product data management system is an electronic system through which orders are placed for our products and through which we manage product pricing, shipment, returns and other matters. This system's continued and uninterrupted performance is critical to our day-to-day business operations. Despite our precautions, unanticipated interruptions in our computer and telecommunications systems have, in the past, caused problems or stoppages in this electronic system. These interruptions, and resulting problems, could occur again in the future. We also have limited personnel available to process purchase orders and to manage product pricing and other matters in any manner other than through this electronic system. Any significant interruption or delay in the operation of this electronic management system could cause a decline in our sales and profitability.

A Significant or Prolonged Economic Downturn Could Have a Material Adverse Effect on Our Results of Operations

        Our results of operations are affected by the business activity of our customers who in turn are affected by the level of economic activity in the industries and markets that they serve. A decline in the level of business activity of our clients or the economy as a whole could have a material adverse effect on our revenues and profit margin.

        The global cost of oil derived energy impacts Cyanotech in several ways, and it may hinder our efforts to achieve profitability. Oil prices primarily impact Cyanotech through the costs of electricity, transportation, materials and supplies which are tied to the cost of oil either directly or indirectly. The return of last years high cost of oil on a global basis may signal a prolonged economic downturn resulting in a material adverse effect on our business.

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

Our Global Operations Expose Us to Complex Management, Foreign Currency, Legal, Tax and Economic Risks, Which We May Not Be Able to Address Quickly and Adequately

        Our products are marketed in a number of countries around the world. For the year ended March 31, 2009, approximately 47% of our net sales were from sales to foreign customers. As a result, we are subject to a number of risks which include, but are not limited to:

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

We May Need to Raise Additional Capital in the Future Which May Not Be Available

        At March 31, 2009, our working capital was $3,892,000. Cash and cash equivalents at the same date totaled $977,000. Our cash requirements will depend on numerous factors, including demand for products; normal requirements to maintain and upgrade facilities and equipment, whether opportunities emerge in either new markets or in research and development activities, or in the event we need to expand or contract our production or distribution infrastructure.

        On February 19, 2008 Cyanotech Corporation entered into an additional Senior Debt direct financial obligation term loan (the "Term Loan A") with Bridgeview Capital Solutions, LLC ("Bridgeview") under the provisions of a United States Department of Agriculture (USDA) Rural Development (RD) Guarantee program. Term Loan proceeds, remaining after deducting closing costs, statutory fees, and other customary borrowing costs, will be used for working capital purposes. The full amount of the obligation assumed February 19, 2008 was $1,078,000, payable in monthly installments to Bridgeview. The obligation fully amortizes over seven (7) years at an interest rate of Prime Rate plus one percent (1%) per annum, initially an effective rate of seven percent (7%) per annum, adjustable on the first day of each calendar quarter for the term of the obligation. Repayment may be accelerated under specified conditions of default if the Company is not able to remedy such default within the terms and conditions of the Loan. The Term Loan is fully secured by all of the assets of Cyanotech. Also, because the Loan is under a USDA Rural Development Guarantee program, Bridgeview has certain rights of recourse to the Rural Development Guaranty program to recover up to eighty percent (80%) of Bridgeview loss on the Term Loan. The Term Loan contains certain restrictive covenants requiring the consent of Bridgeview prior to taking action. The obligation is similar to and in addition to Cyanotech Corporation's previously reported Senior Debt obligation payable to Bridgeview under the USDA Rural Development Guarantee program originally incurred April 21, 2000. The amount of such previously reported Senior Debt at March 31, 2009, was $551,000 plus accrued interest of $2,021. As of March 31, 2009, Cyanotech Corporation's combined obligations to Bridgeview Capital Solutions, LLC under the USDA Rural Development Guarantee program total approximately $1,501,000 plus accrued interest of $5,500.

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

We have incurred significant losses in the past. If we incur significant losses in the future, we will experience negative cash flow which may hamper current operations and prevent us from sustaining or expanding our business.

        We have incurred net losses in three of the last five fiscal years. As of March 31, 2009, we had an accumulated deficit of approximately $19.9 million. Net income for the fiscal year ended March 31, 2009 was $1,142,000. During fiscal years 2008 and 2007, we incurred net losses in the amounts of approximately: $1.1 million and $7.4 million, of which $4.5 million was due to a non-cash impairment loss on equipment and leasehold improvements, respectively. These account for approximately 43% of our accumulated deficit since our inception. Historically, we have relied upon cash from operations and financing activities to fund all of the cash requirements of our business. However, extended periods of net income do not assure positive cash flows. Future periods of net losses from operations could result in negative cash flow, and may hamper ongoing operations and prevent us from sustaining or expanding our business. We cannot assure you that we will sustain or increase profitability on a quarterly or annual basis in the future. If we do not achieve, sustain or increase profitability, our business will be adversely affected and our stock price may decline. The global cost of oil derived energy impacts Cyanotech in several ways, and it may hinder our efforts to achieve profitability. Oil prices primarily impact Cyanotech through the costs of electricity, transportation, materials and supplies which are tied to the cost of oil either directly or indirectly.

Our stock price is volatile, which could result in substantial losses for investors purchasing shares of our common stock.

        The market price of our common stock has fluctuated significantly in the past and may continue to fluctuate significantly in the future. During the first two months of fiscal 2010, the high and low closing bid prices of a share of our common stock were $2.10 and $1.88, respectively. During fiscal 2009, the high and low closing bid prices of a share of our common stock were $2.12 and $1.12, respectively. During fiscal 2008, the high and low closing bid prices of a share of our common stock were $1.90 and $0.79, respectively. During fiscal 2007, the high and low closing bid prices of a share of our common stock were $3.40 and $1.61, respectively. The market price of our common stock may continue to fluctuate in response to one or more of the following factors, many of which are beyond our control:

  •
  volatility resulting from minimal trading activity;

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

  •
  fluctuations in our quarterly or annual operating results;

  •
  changes in our pricing policies or the pricing policies of our competitors;

  •
  changes in foreign currency exchange rates affecting our product costs, pricing or our customers markets;

  •
  regulatory developments effecting our specific products or industry; and

  •
  additions or departures of key personnel.

        The price at which you purchase shares of our common stock may not be indicative of the price that will prevail later in the trading market. You may be unable to sell your shares of common stock at or above your purchase price, which may result in substantial losses to you. As of March 31, 2009, there were approximately 5.2 million shares of our common stock outstanding. We cannot predict the effect, if any, that future sales of shares of our common stock into the public market will have on the market price of our common stock. Sales of substantial amounts of common stock, including shares issued upon the exercise of stock options, or in anticipation of such sales, may materially and adversely affect prevailing market prices for our common stock.

Item 2.    Properties

        The Company's principal facility and its corporate headquarters are located at the Natural Energy Laboratory of Hawaii Authority ("NELHA") at Keahole Point in Kailua-Kona, Hawaii. It encompasses approximately 90 fully developed acres containing microalgal cultivation ponds, processing facilities, research and quality control laboratories, and sales and administrative offices. The property is leased from the State of Hawaii under a 30-year commercial lease expiring in 2025. We believe that there is sufficient available land at NELHA to meet anticipated needs if a revised NELHA lease can be negotiated with acceptable terms. Under the terms of the existing NELHA lease, the Company could be required to remove improvements at the end of the lease term. Based upon analysis pursuant to Statement of Financial Accounting Standards No. 143 and FASB Interpretation No. 47, we do not believe the projected cost for such removal to be material to the consolidated financial statements, or likely, given historical practices. However, conditions could change in the future. It is not possible to predict such changes or estimate any impact thereof.

        The Company also rents warehouse space near NELHA and in San Dimas, California.

Item 3.    Legal Proceedings

        From time to time the Company may become party to lawsuits and claims that arise in the ordinary course of business relating to employment, intellectual property, and other matters. There were no significant legal matters outstanding at March 31, 2009.

Item 4.    Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of stockholders during the fourth quarter of fiscal 2009.

PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters

        The Company's common stock is listed and traded on the NASDAQ Capital Market under the symbol "CYAN". The closing price of our common stock was $2.10 as of June 22, 2009. The approximate number of holders of record of our common stock was 1,300. The high and low selling prices as reported by NASDAQ were as follows:

Quarter Ended:	June 30	September 30	December 31	March 31
Fiscal 2009
Common stock price per share:
High	$2.00	$2.12	$2.05	$2.12
Low	$1.41	$1.50	$1.35	$1.12
Fiscal 2008
Common stock price per share:
High	$1.90	$1.44	$1.40	$1.68
Low	$1.43	$0.83	$0.79	$1.05

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

        The following table sets forth the Company's common shares authorized for issuance under equity compensation plans:

	Common shares to be issued upon exercise of options outstanding	Weighted-average exercise price of outstanding options	Common shares available for future grant under equity compensation plans
Equity compensation, plans approved by security holders	509,721 shares	$2.11	268,157 shares

        A single warrant is outstanding which allows the warrant holder to purchase 5,000 shares of the Company's common stock at $10.20 per share.

STOCKHOLDER RETURN PERFORMANCE GRAPH

        The following graph sets forth the Corporation's total cumulative stockholder return as compared to the NASDAQ Composite U.S. Index (COMP), the NASDAQ Biotech Index (NBI) and SIC Code Index for the period beginning March 31, 2003 and ending March 31, 2009. Total stockholder return assumes $100.00 invested at the beginning of the period in the Common Stock of the Corporation, the stocks represented in the NASDAQ Composite—U.S. Index, the NASDAQ Biotech Index and SIC Code Index, respectively. Total return assumes reinvestment of dividends; the Corporation has paid no dividends on its Common Stock. Historical price performance should not be relied upon as indicative of future performance.

Comparison of 5-Year Cumulative Total Return
Among Cyanotech Corporation,
NASDAQ Composite Index, NASDAQ Biotech and SIC Code Index

ASSUMES $100 INVESTED ON MAR. 31, 2004
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING MAR. 31, 2009

Item 6.    Selected Financial Data

	Years ended March 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share data)
Statement of Operations Data
Net sales	$13,950	$11,364	$9,683	$11,131	$11,445
Gross profit	5,512	3,071	1,131	3,060	3,892
Impairment loss on equipment and leasehold improvements	—	—	4,487	—	—
Income (loss) from operations	1,308	(905)	(7,304)	(253)	724
Net income (loss)	1,142	(1,139)	(7,425)	(391)	601
Net income (loss) per common share—diluted	0.22	(0.22)	(1.42)	(0.07)	0.11
Balance Sheet Data
Cash and investment securities	977	1,090	1,444	2,535	3,005
Working capital	3,892	3,092	3,361	5,647	5,347
Total assets	10,787	9,780	9,906	17,595	18,787
Long-term debt, excluding current maturities	909	1,505	992	1,387	1,743
Stockholders' equity	7,774	6,379	7,510	14,939	15,325

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K. For a more comprehensive description of the Company's products and markets for such products, see Part I. Item 1. Business.

Results of Operations for the 2009, 2008 and 2007 Fiscal Years

				Fiscal Year 2009 vs. 2008		Fiscal year 2008 vs. 2007
	Fiscal Year			Favorable / (Unfavorable)
	2009	2008	2007	$	%	$	%
	(In thousands)
Net sales	$13,950	$11,364	$9,683	$2,586	22.8%	$1,681	17.4%
Cost of sales	8,438	8,293	8,552	(145)	(1.7)	259	3.0

Gross profit	5,512	3,071	1,131	2,441	79.5	1,940	171.5

Operating expenses
Research & development	206	143	203	(63)	(44.1)	60	29.6
Sales and marketing	1,125	1,355	1,297	230	17.0	(58)	(4.5)
General & administrative	2,873	2,478	2,448	(395)	(15.9)	(30)	(1.2)
Impairment loss on equipment and leasehold improvements	—	—	4,487	0	00.0	4,487	100.0

Total operating expense	4,204	3,976	8,435	(228)	(5.7)	4,459	52.9

Income (loss) from operations	1,308	(905)	(7,304)	2,213	244.5	6,399	87.6

Other income (expense)
Interest income	8	24	59	(16)	(66.7)	(35)	(59.3)
Interest expense	(162)	(164)	(186)	2	1.2	22	11.8
Other income (expense), net	10	(65)	(3)	75	115.4	(62)	(2,066.7)

Total other expense	(144)	(205)	(130)	61	29.8	(75)	(57.7)

Income (loss) before income tax expense (benefit)	1,164	(1,110)	(7,434)	2,274	204.9	6,325	85.1
Income tax expense (benefit)	22	29	(9)	7	24.1	(38)	(422.2)

Net income (loss)	$1,142	$(1,139)	$(7,425)	$2,281	200.3%	$6,287	84.7%

Overview

        Cyanotech Corporation's core competency is cultivating and processing microalgae into high-value, high-quality natural products for the human nutrition market. Our products are sold in bulk quantities to manufacturers, formulators and distributors in the health foods and nutritional supplements markets and as packaged consumer products to distributors, retailers and direct consumer sales. The Company manufactures its products in Hawaii, but markets them worldwide, generating 47%, 43% and 46% of its revenues outside of the United States for each of the years ended March 31, 2009, 2008 and 2007, respectively. Competing in a global marketplace, the Company is influenced by the general economic conditions of the countries in which its customers operate, including adherence to its customers' local governmental regulations and requirements. The Company currently has no material foreign exchange exposure as all sales are in U.S. currency.

        The Company reported a net income of $1,142,000 or $.22 per diluted share for fiscal 2009 compared to a net loss of $1,139,000, or ($.22) per diluted share for fiscal year 2008. Cash and cash equivalents at March 31, 2009 were $977,000, down $113,000 from a year ago. Working capital increased 26% to $3,892,000 at March 31, 2009 from working capital of $3,092,000 a year ago, primarily due to increased inventory balances.

        The following table details selected financial data highlighting three key areas:

	Year Ended March 31,
	2009	2008	2007
	(In thousands)
Net sales:
Spirulina products	$6,835	$5,980	$6,090
Natural astaxanthin products	7,093	5,251	3,496
Other products	22	133	97

	$13,950	$11,364	$9,683

Gross profit as a percentage of sales	40%	27%	12%
Operating expenses as a percentage of sales	30%	35%	87%

        Net sales for fiscal 2009 were $13,950,000, or 22.8% higher than the $11,364,000 reported for the prior fiscal year. This increase was due primarily to increased production of both astaxanthin and spirulina compared to 2008. Astaxanthin production during fiscal 2009 was used entirely to produce higher value and higher margin BioAstin nutrition products, compared to fiscal year 2008 which saw the shift away from the NatuRose animal product which was ultimately discontinued in March 2008.

        The Company's emphasis is on growing the market for its health and nutritional products, BioAstin and Spirulina Pacifica, as well as an expanded line of supplements and vitamins based on these products. The Company intends to grow its spirulina business by focusing on the higher nutritional content of its Hawaiian spirulina and its superior service to its customers. The Company will emphasize the benefits of its natural astaxanthin products as increased competition from other producers of natural, and synthetic astaxanthin may result in the decline of margins generated by its natural astaxanthin products. Management cannot predict whether the outcomes of any of its strategies will be successful.

        As depicted in the preceding table, the Company's gross profit margin as a percentage of net sales increased to 40% for the fiscal year ended March 31, 2009, up from 27% for fiscal 2008 and 12% for fiscal 2007. Fiscal year 2009 margins increased as a result of stabilized production levels and strategic price increases instituted thoughout the year. Several factors impacted gross profit in prior fiscal years, such as below normal capacity production due to both customary and complex variables related to astaxanthin production in 2007 and spirulina production in the third quarter of 2008. Other factors combining to impact prior years' gross margins were customer and product mix, increased price competition, increases in raw materials costs and increased energy costs.

        Spirulina production recovered from the environmental problems experienced in fiscal year 2008 and described in prior years' Form 10-K, as did astaxanthin production, which was impaired in fiscal year 2007. Spirulina and astaxanthin production is anticipated to remain at 2009 levels which result in lower per unit production costs. However, because complex biological processes are involved and these processes are influenced by factors beyond Company control—the weather, for example—we cannot assure the results of any of the Company's corrective or improvement efforts. Because the Company's processes are agricultural, it is important to maintain reasonably strong production volumes in order to support the basic resource levels required to sustain a large scale, open culture, natural agricultural facility.

        The Company expects its financial results for the first quarter of fiscal 2010 to remain comparable to fiscal 2009 in both gross margin and operating expenses as a percentage of net sales. However, operating expenses may increase as a result of the Company's efforts to stabilize production, improve processes, introduce new products and expand its business. Specific level of income and expense can not be determined with certainty. The Company will continue to contain discretionary spending, and is actively pursuing methods of improving productivity, controlling energy, water and freight costs.

        In fiscal year 2007, the Company recorded a non-cash impairment write-down of production equipment and leasehold improvements of $4.5 million as a result of the analysis required under SFAS No. 144. Due to a history of losses, the Company assessed the recoverability of its long-lived assets in accordance with SFAS No. 144 as of March 31, 2009 and 2008. However, no additional non-cash impairment write-down of production equipment and leasehold improvements was necessary for 2008 and 2009.

        To offset increased production costs, the Company continues to strive to increase production efficiencies in volume yield, potency and quality consistent with the Company's commitment to produce high-value, high-quality products. However, these efforts cannot be guaranteed to achieve the desired results.

Results of Operations

        Revenues    Net sales for fiscal 2009 totaled $13,950,000, a 22.8% increase from net sales of $11,364,000 in fiscal 2008 and a 44% increase from net sales of $9,683,000 reported in fiscal 2007. The following is a discussion of revenues by major product category.

        Spirulina    The Company has been producing Spirulina Pacifica, a strain of Spirulina microalgae, since 1985. Revenues generated from the Company's Spirulina products are a significant portion of total revenues, amounting to $6,835,000, $5,980,000 and $6,090,000 for the years ended March 31, 2009, 2008 and 2007 respectively. Spirulina revenues as a percentage of total revenues for the three years ended March 31, 2009, is 49%, 53% and 63%, respectively. Approximately $1,521,000 or 11% of net sales for the year ended March 31, 2009 were to a Spirulina marketing and distribution company based in the Netherlands. Sales to this customer during fiscal years 2008 and 2007 amounted to $1,149,000 or 10% of net sales, and $937,000 or 10% of net sales.

        In recent years, the Company has experienced increased competition for its Spirulina products resulting from an increasing number of suppliers of Spirulina as well as from a larger portion of our sales coming from bulk product orders whose customers generally treat these products as commodities with price being the major determining factor driving their purchasing decision. We expect this competitive pricing pressure to continue in future periods and in response have focused on improving the quality of our Spirulina products in support of customers who demand higher quality raw materials for their formulations. Fiscal 2009 Spirulina sales increased $855,000 or 14%, a result of 4% more units sold and 10% increase in average selling price as compared to 2008. In fiscal 2008, sales decreased 2% from 2007 resulting from fewer units sold as a result of third quarter production issues. As of March 31, 2009, there was no backlog of orders for Spirulina products. Backlogs at the end of fiscal 2008 and 2007 were $710,000 and $432,000 respectively.

        Natural Astaxanthin    In fiscal 2009, the Company's sales of its natural astaxanthin products were $7,093,000, an increase of 35% from $5,251,000 in fiscal 2008, and an increase of 103% from $3,496,000 in fiscal 2007. The increase in natural astaxanthin sales for 2009 was the result of a 38% increase in units sold. Increased production in 2008 accounted for the 50% sales improvement from 2007. A single customer accounted for $1,806,000 or 13% of net sales for the year ended March 31, 2009. We believe that sales to this customer will continue to represent a significant portion of total net sales in future periods. During 2008, the Company discontinued production of its animal product, NatuRose, in order to focus on the human astaxanthin products which are experiencing greater demand and have higher gross margins. As of March 31, 2009, there was no backlog of orders for Natural Astaxanthin products. Backlog at the end of fiscal 2008 and 2007 was $209,000 and $802,000, respectively. The decline in order backlog from year to year is the result of increased production allowing for timely order fulfillment.

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

        Cost of Sales    Cost of sales, as a percentage of net sales, was at 60%, 73% and 88% for fiscal years 2009, 2008, and 2007, respectively. Cost of sales includes the cost of nutrients and materials, direct labor and manufacturing overhead costs; depreciation and amortization of production equipment, buildings and leasehold improvements associated with the production of inventory units sold; and other production-related period costs. The cost of sales as a percent of sales decrease of 13 points between 2009 and 2008; and 12 points between 2008 and 2007, is the result of improved control of customary and complex production variables related to astaxanthin and spirulina production. Customary variables include availability and costs of personnel, raw materials, energy and freight. These variables fluctuate based on changes in the local, national and world economies. Complex variables include cultivation methods, feeding formulations and harvesting processes, all of which include efforts to anticipate the extent of weather and environmental events and make timely and sufficient adjustments. Although the variability of such costs can not be fully anticipated, the Company has focused increased effort in this area in order to produce both spirulina and astaxanthin at levels sufficient to fully absorb production costs into inventory. (See discussion of SFAS No. 151 below) Because the Company's processes are agricultural, it is important to maintain production volumes in order to support the minimal resource levels required to sustain a large-scale open culture agricultural facility. The Company expensed $59,000 of non-inventoriable costs in fiscal year 2009.

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

        Fresh water is critical for our natural astaxanthin production and, while the Company has not experienced any constraint on fresh water availability, future availability could be negatively impacted by significant growth in the local population as well as by throughput constraints on the water delivery infrastructure owned by the County of Hawaii. Given the criticality of fresh water to our operations and the community, the Company recycles fresh water where possible and developed additional water recycling systems during fiscal 2007 in its efforts to utilize fresh water efficiently. Both fresh and sea water require electricity for pumping; and electricity, the Company's single largest expenditure, depends on the cost of fuel oil which is, in turn, tied to the global price of crude oil. The general price of fuel in Hawaii has increased in excess of 46% since the end of fiscal 2007 and the Company's cost of electricity has increased 33% per kilowatt hour.

        For fiscal 2010, the Company expects to incur higher electric, water and shipping costs due to the impact of fuel cost increases experienced in fiscal 2009 and considering the likelihood of continued volatility in fuel cost in the future.

        For the production of BioAstin, the Company's natural astaxanthin product for the human nutrition market, two third-party contractors are utilized for the processes of extraction, and several third-party contractors are utilized for both encapsulation (for gelcaps) and micro-encapsulation (for beadlets). Although these services are available from a limited number of sources, we believe we have the ability to use other parties if any of the current contractors become unavailable. If pricing for any of these services significantly increases, there could be a material adverse effect on our business, financial condition and results of operations. There have not been any significant changes in the cost of extraction or encapsulation services and none are currently anticipated.

        To offset increased production costs, the Company seeks ways to increase production efficiencies in volume yield, potency, and quality consistent with the Company's commitment to produce high-value, high-quality products. However, these efforts cannot be guaranteed to achieve the desired results.

        The Company adopted SFAS No. 151 effective April 1, 2006. The provisions of SFAS No. 151 "Inventory Costs—an amendment of Accounting Research Bulletin No. 43, Chapter 4" require that abnormal amounts of freight, handling costs and wasted material (spoilage) be recognized as current-period charges and fixed production overhead costs be allocated to inventory based on the normal capacity of production facilities. Normal capacity is defined as "the production expected to be achieved over a number of periods or seasons under normal circumstances, taking into account the loss of capacity resulting from planned maintenance." These amounts were $136,000, $1,298,000 and $1,668,000 for the fiscal years ended March 31, 2009, 2008 and 2007, respectively.

        Unforeseen changes in any of the factors surrounding the estimates imbedded in the determination of inventory values and cost of sales could have a material impact on cost of sales. Such changes in factors and estimates include but are not limited to production levels and capacity; changes in the prices paid for raw materials, supplies, and labor; changes in yield, potency, and quality of biomass; and changes in processing or production methods.

        Gross Profit Margin    The Company's gross profit margin as a percentage of net sales increased 13 points to 40% for the fiscal year ended March 31, 2009, up from 27% for fiscal 2008 The improvement is the result of increased sales volume driven by product availability and quality, price increases instituted throughout 2009 and increases in units produced resulting in lower unit costs. The increase of 15 percentage points in fiscal 2008 over 2007 was primarily the result of lower period costs resulting from production levels below normal capacity as previously explained.

        Management expects the Company's fiscal 2010 gross profit margin percentage to remain generally consistent with the results reported for fiscal 2009. However, as discussed elsewhere in this Annual Report, the Company cannot predict future production levels. Producing the highest quality microalgae is a complex biological process which requires the tenuous balancing of numerous factors including microalgal strain variations, temperature, acidity, nutrient and other environmental considerations, some of which are not in the Company's control. As a result, it can be difficult and time consuming to adjust, improve or correct production process when quality levels fall below specifications. While the Company generally possesses scientific knowledge and resources to correct its production processes, there are too many variables involved for the Company to make reliable projections concerning such efforts. However, we constantly strive to anticipate events requiring adjustments to nutrients, processes, customer demands, etc. and strive to achieve increased production yields and improve quality. In addition to the items discussed above, there are many factors which could materially diminish gross profit.

        Operating Expenses    Operating expenses as a percentage of net sales were 30% for fiscal 2009, 35% for fiscal 2008 and 87% for fiscal 2007. Total operating expense increased by $228,000 or 6% over 2008 levels. The decrease in 2008 from 2007 as a percentage of sales was primarily due to factors occurring in 2007: a non-cash impairment write-down of production equipment and leasehold improvements of $4.5 million (as a result of an analysis required under SFAS No. 144); expenses in conjunction with the restatement and amendment of a prior period annual report on Form 10-K; and costs incurred to meet listing requirements with NASDAQ Capital Market including a one-for-four reverse stock split, all discussed in detail in prior Forms 10-K.

        Research and development costs increased to $206,000 in 2009, up 44% from $143,000 in fiscal 2008, and approximately equal to the $203,000 in fiscal 2007. During fiscal year 2008 personnel were redirected to assist with urgent production issues accounting for the decrease in research and development expense from 2007 to 2008. In fiscal 2009 these resources returned their focus on identifying potential areas to improve cultivation and production processes therefore 2009 expense increased from 2008. The Company benefited from these efforts in fiscal 2009 and they will continue in 2010. No new clinical trials were conducted in 2009 and 2008. However, the Company expects to sponsor clinical studies in fiscal year 2010 in order to expand the applications of its health products.

        Sales and marketing costs were $1,125,000, $1,355,000 and $1,297,000 in fiscal 2009, 2008 and 2007, respectively, decreasing 17% in 2009 from fiscal 2008 and increasing 5% in 2008 from fiscal 2007. The decrease in 2009 from 2008 is due to the cessation of advertising programs and selling promotions eliminated with efforts to control expenses in the latter part of fiscal 2008. The 5% increase in fiscal 2008 compared to 2007 was due to inflationary increases. The Company anticipates resuming selected advertising and promotional programs in fiscal 2010 in order to maintain and expand sales levels.

        General and administrative expenses were $2,873,000, $2,478,000 and $2,448,000 in fiscal 2009, 2008 and 2007, respectively. General and administrative expenses increased 16% from 2008 due to increased salaries and benefits from the addition of a new Chief Executive Officer, an accountant to improve internal controls, and salary and benefits increases. General and administrative expense in 2008 increased less than 1% over 2007 as a result of a workforce reduction which occurred in December 2007, to balance costs with sales and production environment occurring at the time. Current staffing has returned to the pre-workforce reduction levels in order maintain adequate administration and financial accounting. The Company is committed to ongoing cost containment aimed at controlling its level of operating expenses, but may increase some discretionary spending in future periods as dictated by the needs of the business.

        The Company reviews the recoverability of the carrying value of long-lived assets using the methodology prescribed in Statement of Financial Accounting Standards (SFAS) 144, "Accounting for the Impairment and Disposal of Long-Lived Assets." The Company reviews long-lived assets and intangible assets for potential impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. This analysis under SFAS No. 144 at March 31, 2009 determined that the Company's equipment and leasehold improvements are not impaired in Cyanotech's Consolidated Balance Sheet at March 31, 2009. However, such analysis under SFAS No. 144 at March 31, 2007 had determined that the Company should record a non-cash impairment loss reducing, by $4.5 million, the values of certain production related equipment and leasehold improvement assets. Accordingly, the values of the Company's equipment and leasehold improvement assets as reported on the Consolidated Balance Sheets as of March 31, 2007 were reduced by the impairment loss, and the Company's Consolidated Statements of Operations for the year ended March 31, 2007 includes the corresponding charge of $4.5 million for the impairment of equipment and leasehold improvements. The Company notes that the foregoing reduction of asset carrying values significantly and correspondingly reduced depreciation expense in future periods.

        The Company expects fiscal 2010 operating expense spending will remain consistent with or increase from fiscal 2009 due to increased personnel costs, inflationary increases of expenses and the resumption of selected advertising and research activities as previously discussed. The Company will continue to leverage customer supported research where and as practicable. Increases in sales and marketing expenses may become necessary as the Company seeks new and increased markets and market share. Also, the cost of regulatory compliance—including international standards (ISO), US food and drug manufacturing practice (GMP), Securities and Exchange Commission requirements including Sarbanes Oxley, NASDAQ Capital Market listing requirements and other regulatory compliance areas—continue to increase. The Company will be required under Sarbanes-Oxley to have an independent audit of the Company's internal control over financial reporting for fiscal year ending March 31, 2010. This will be an expense not currently incurred by the Company. Finally, the Company must remain competitive in the labor market, and this may lead to some increases in general and administrative costs.

        Other Expense    The following details the amounts included in other expense:

	2009	2008	2007
	(In thousands)
Interest expense on Term Loan Agreement(1)	$152	$148	$181
Other interest expense	10	16	5
Other (income) expense, net(2)	(18)	41	(56)

Total other expense	$144	$205	$130

(1)
The total principal balance on the Company's Term Loans was $1,501,000, $2,072,000 and $1,390,000 as of March 31, 2009, 2008 and 2007, respectively. The interest rate under the Term Loans is 1% above the prime rate. The prime rate as of March 31, 2009, 2008 and 2007 was 3.25%, 5.25% and 8.25%, respectively. Interest expense includes amortization of debt issue costs.

(2)
Other (income) expense, net represents interest earned on certain cash and cash equivalents balances. Fiscal 2008 also includes state sales tax expense related to prior years. Fiscal 2008 and 2007 also included gains (losses) arising from exchange rate fluctuations on transactions of the Company's Japan subsidiary which was discontinued in 2008.

        Income Taxes    For fiscal 2009 the Company recorded income tax expense of $22,000 compared with an income tax expense of $29,000 for 2008 and a benefit of $9,000 for 2007. The 2007 tax benefit amounts were anticipated Hawaii State tax credits which were ultimately disallowed in fiscal 2008. At March 31, 2009 the Company had Federal and Hawaii state net operating loss carry forwards of approximately $16,843,000 and $11,562,000, respectively. These net operating loss benefits have been fully reserved as their utilization is not assured.

Liquidity and Capital Resources

        Financial Condition    At March 31, 2009, the Company's working capital was $3,892,000, an increase of $800,000 compared to $3,092,000 at March 31, 2008. Cash and cash equivalents at March 31, 2009 totaled $977,000, a decrease of $113,000 from $1,090,000 at March 31, 2008. The increase in working capital is mainly due to an increase in inventories from the prior year. Good production levels throughout fiscal 2009 have allowed the Company to build sufficient inventory to meet the needs of our customers on a timely basis. The decrease in cash and cash equivalents is due to cash used in operating activities, primarily resulting from increases in research and development and general and administrative expenses previously discussed.

        The Company has two Term Loan Agreements ("Term Loans") with a lender. These provided up to $4.6 million in combined credit facilities which are secured by substantially all the assets of the Company. The outstanding combined balance under the Term Loans as of March 31, 2009 is approximately $1,501,000. The Term Loans have maturity dates of May 1, 2010 as to $551,000 and March 1, 2015 as to $950,000 and are payable in equal monthly principal and interest payments of approximately $55,000.

        The interest rate under the Term Loans, in absence of a default under the agreement, is the prime rate in effect as of the close of business on the first day of each calendar quarter, plus 1%. The prime rate was 3.25% at March 31, 2009. The Company is prohibited by the Term Loan from declaring any cash dividends without the lender's prior written consent. A $250,000 restricted cash deposit is held in an interest-bearing restricted cash account per the terms of the Term Loan and is included in Other Assets in the consolidated balance sheets at March 31, 2009 and 2008.

        The following table presents the Company's debt and lease obligations at March 31, 2009 (in thousands):

	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
Term Loans(1)	$620	$397	$337	$175	$1,529
Interest Expense on Term Loan(2)	53	58	30	4	145
Operating Leases	169	312	296	1,739	2,516

Total	$842	$767	$663	$1,918	$4,190

(1)
Includes a term loan totaling $29,000 for farm equipment purchased March 20, 2009.

(2)
Interest on Bridgeview loans is computed using the rate in effect at April 1, 2009 of 4.25%.

        On April 24, 2009, the Company entered into an agreement with First Hawaiian Bank for a Line of Credit in the amount of $150,000 for a term of one year. The obligation is secured by the Company's U.S. accounts receivable and bears a variable interest rate based on prime plus 2%. There is no outstanding balance as of June 22, 2009.

        Cash Flows    Our cash and cash equivalents were $977,000, $1,090,000 and $1,444,000 at March 31, 2009, 2008 and 2007, respectively.

        During fiscal year 2009, the Company generated cash from operating activities of $908,000, compared to cash used in operations for fiscal 2008 of $782,000 and $459,000 in fiscal 2007. The improved cash provided by operations in fiscal year 2009 compared to fiscal year 2008 is primarily due to the fiscal 2009 net income of $1,142,000, non-cash expenses totaling $740,000 and timing differences in current payables and receivables, offset by increased inventory balances of $1,523,000. The additional cash used in operations in fiscal year 2008 compared to fiscal year 2007 was due to the fiscal 2008 net loss of $1,139,000 compared to a net loss of $7,425,000 in fiscal year 2007 which included non-cash expenses of $5,784,000 coupled with the impact of increases in Accounts Receivable and Prepaid expenses and other assets in 2008 amounting to $500,000. Depreciation and amortization expense was $431,000, $490,000 and $1,250,000 for the years ended March 31, 2009, 2008 and 2007, respectively. Depreciation expense for 2009 and 2008 was significantly less than 2007 as a result of the non-cash impairment write-down of production equipment and leasehold improvements in 2007.

        Net cash of $449,000 was used in investing activities during fiscal 2009. This compared to net cash used in investing activities in 2008 of $131,000. Such equipment purchases continue to be aimed toward capital projects enhancing or maintaining our ability to respond to market demand. Management expects to continue to invest in equipment upgrades and leasehold improvements tied to market requirements and production efficiency. Capital expenditures are expected to be level or increase as compared to amounts expended in fiscal 2009.

        During fiscal 2009, cash used in financing activities was $572,000 representing principal payments on long-term debt. During fiscal 2008, cash obtained from financing activities amounted to $1,078,000, the proceeds of senior debt. Cash used in financing activities in fiscal 2008 was $396,000 in principal payments on long-term debt and $123,000 of closing costs related to the senior debt.

        Sufficiency of Liquidity    Based upon our current operating plan, analysis of our consolidated financial position and projected future results of operations, we believe that our operating cash flows and expected cash balances will be sufficient to finance current operating requirements, debt service, and planned capital expenditures, for the next 12 months. With total working capital of $3.9 million, and a current ratio of 2.85 to 1 as of March 31, 2009, management expects liquidity in fiscal 2010 to be generated primarily from operating cash flows. Unexpected capital expenditures or business expansion could require the Company to identify additional debt or equity funding sources.

        The Company has used estimates of future financial results including projected revenue, expenses, borrowings, and capital expenditures in reaching its conclusions. Such estimates are subject to change based on future results and such change could cause future results to vary significantly from expected results presented in this Form 10-K.

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

Effect of Recently Issued Accounting Standards and Estimates

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". This statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair measurements. SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

        Level 1—Quoted prices in active markets for identical assets or liabilities.

        Level 2—Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable;

        Level 3—Unobservable inputs that are supported by little or no market activity, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing.

        SFAS No. 157 is effective for the Company's fiscal year beginning April 1, 2008, except for non-financial assets and liabilities recognized or disclosed at fair value on a non-recurring basis, for which the effective date is fiscal years beginning after November 15, 2008. The adoption of SFAS No. 157 did not have an impact on the Company's consolidated results of operations, cash flows or financial condition. In February 2008, the FASB issued FASB Staff Position for SFAS No. 157 ("FSP FAS 157-1") to amend SFAS No. 157 to exclude SFAS No 13, "Accounting for Leases," and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS No. 13. However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under SFAS No. 141, "Business Combinations", or SFAS No. 141R, "Business Combinations" (as discussed in more detail below), regardless of whether those assets and liabilities are related to leases. Additionally, in February 2008, the FASB issued FASB Staff Position for SFAS No. 157 ("FSP FAS 157-2"), which delays the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in an entity's financial statements on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008. Also, in October 2008, the FASB issued FASB Staff Position for SFAS No. 157 ("FSP FAS 157-3"), which clarifies the application of SFAS No. 157 in a market that is not active.

        The Company will adopt SFAS No. 157 for non-financial assets that are recognized or disclosed on a non-recurring basis on April 1, 2009 and the management is currently evaluating the effect, if any, on the Company's consolidated results of operations, cash flows or financial condition.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115". SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair market value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for the Company's fiscal year beginning April 1, 2008. The adoption of this statement did not have a material impact on the Company's financial position and results of operations.

Application of Critical Accounting Policies and Estimates

        The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with those accounting principles requires management to make judgments and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Management regularly re-evaluates its judgments and estimates which are based upon historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Management believes that of its significant accounting policies, policies that may involve a higher degree of judgment and complexity are inventory valuations, valuation of equipment and leasehold improvements and long-lived assets, and income taxes.

        The Company records inventories at the lower of cost or market. Cost is defined as the sum of the applicable expenditures and charges directly or indirectly incurred in bringing inventories to their existing condition and location. Cost for inventory purposes may be determined under any one of several assumptions as to the flow of cost factors, such as first-in, first-out; average cost; and last-in, first-out. Our inventories are stated using the first-in, first-out method. Inventory values are subject to many critical estimates, and unforeseen changes in any of the factors surrounding the estimates imbedded in the determination of inventory values and cost of sales could have a material impact on the Company's results. Such changes in factors and estimates include but are not limited to production levels and capacity, changes in the prices paid for raw materials, supplies, and labor, changes in yield, potency, and quality of biomass, changes in processing or production methods, and changes in the carrying value of our inventories resulting from the prices our customers are willing to pay for our products. Such estimates are revised on a quarterly based on information available at that time. Based on our analysis of inventory turnover, a reserve for inventory was not deemed necessary.

        Equipment and leasehold improvements are reported at cost less accumulated depreciation and amortization. Self-constructed leasehold improvements include design, construction and supervision costs. These costs are recorded in construction in progress and are transferred to equipment and leasehold improvements when construction is completed and the facilities are placed in service. If the Company experiences impairment to its equipment or leasehold improvement, we account for the impairment in accordance with SFAS No. 144. Pursuant to SFAS No. 144, long-lived assets, such as property, plant and equipment and purchased intangibles subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized to the extent that the carrying amount exceeds the asset's fair value.

        During the year ended March 31, 2007, the Company recorded an impairment charge of $4,487,000. The Company determined fair value based upon present values of expected future cash flows. This technique requires the use of a variety of estimates including projected financial information, discount rates, as well as estimates of asset values many years in the future. As such, the results from the use of this method can result in significant volatility should any of these estimates or assumptions change.

        Income taxes are accounted for under the asset and liability method. The asset and liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be recovered or settled. The Company records a valuation allowance to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. Judgment is required in assessing the need for the valuation allowance. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Should the Company generate sustained taxable income in the future, management may conclude that a portion or all of the existing valuation allowance is no longer required. Due to the Company's history of losses, a full valuation allowance has been recorded against net deferred tax assets. Management has assessed the impact of uncertain tax positions to be immaterial.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        We do not enter into any transactions using derivative financial instruments or derivative commodity instruments and believe that our exposure to market risk associated with other financial instruments is not material.

        We have two term loans which adjust quarterly based on the prime rate. As such, we are exposed to the interest rate risk whereby a 1% increase in the prime rate would lead to an increase of approximately $15,000 in interest expense for the year ending March 31, 2010 (based on March 31, 2009 amounts outstanding).

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Cyanotech Corporation:

        We have audited the accompanying consolidated balance sheet of Cyanotech Corporation and subsidiary (the Company) as of March 31, 2009, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for the year then ended. Our audit of the basic financial statements included the financial schedule listed in the index appearing under item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cyanotech Corporation and subsidiary as of March 31, 2009, and the results of their operations and their cash flows for year ended March 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Grant Thornton LLP

Honolulu, Hawaii
June 24, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Cyanotech Corporation:

        We have audited the accompanying consolidated balance sheet of Cyanotech Corporation and subsidiaries (the Company) as of March 31, 2008 and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the two-year period ended March 31, 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cyanotech Corporation and subsidiaries as of March 31, 2008, and the results of their operations and their cash flows for each of the years in the two-year period ended March 31, 2008, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Honolulu, Hawaii
June 24, 2009

CYANOTECH CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

March 31, 2009 and 2008

	2009	2008
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$977	$1,090
Accounts receivable, net of allowance for doubtful accounts of $14 in 2009 and $23 in 2008	1,785	1,934
Inventories	3,124	1,601
Prepaid expenses and other current assets	110	263

Total current assets	5,996	4,888
Equipment and leasehold improvements, net	4,316	4,269
Other assets	475	623

Total assets	$10,787	$9,780

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$620	$567
Accounts payable	1,040	805
Accrued expenses	444	320
Customer deposit	—	104

Total current liabilities	2,104	1,796
Long-term debt, excluding current maturities	909	1,505
Customer deposit	—	100

Total liabilities	3,013	3,401

Stockholders' equity:
Common stock of $.02 par value, authorized 7,500,000 shares; issued and outstanding 5,245,770 shares at 2009 and 5,242,270 shares at 2008	105	105
Additional paid-in capital	27,590	27,337
Accumulated other comprehensive loss	—	(4)
Accumulated deficit	(19,921)	(21,059)

Total stockholders' equity	7,774	6,379

Total liabilities and stockholders' equity	$10,787	$9,780

See accompanying notes to consolidated financial statements

CYANOTECH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended March 31, 2009, 2008 and 2007

	2009	2008	2007
	(in thousands, except per share data)
Net sales	$13,950	$11,364	$9,683
Cost of sales	8,438	8,293	8,552

Gross profit	5,512	3,071	1,131

Operating expenses:
Research and development	206	143	203
Sales and marketing	1,125	1,355	1,297
General and administrative	2,873	2,478	2,448
Impairment loss on equipment and leasehold improvements	—	—	4,487

Total operating expense	4,204	3,976	8,435

Income (loss) from operations	1,308	(905)	(7,304)

Other income (expense):
Interest income	8	24	59
Interest expense	(162)	(164)	(186)
Other income (expense), net	10	(65)	(3)

Total other expense, net	(144)	(205)	(130)

Income (loss) before income tax expense (benefit)	1,164	(1,110)	(7,434)
Income tax expense (benefit)	22	29	(9)

Net income (loss)	$1,142	$(1,139)	$(7,425)

Net income (loss) per share:
Basic	$.22	$(.22)	$(1.42)

Diluted	$.22	$(.22)	$(1.42)

Shares used in calculation of net income (loss) per share:
Basic	5,244	5,242	5,234

Diluted	5,248	5,242	5,234

See accompanying notes to consolidated financial statements

CYANOTECH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND
COMPREHENSIVE INCOME (LOSS)

Years ended March 31, 2009, 2008 and 2007

	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	(in thousands, except share data)
Balances at March 31, 2006	5,232,066	$105	$27,330	$(12,495)	—	$(1)	$14,939
Issuances of common stock for:
Exercise of stock options for cash	1,575	—	3	—	—	—	3
Reverse stock split fractional shares	(121)	—	—	—	—	—	—
Comprehensive loss:
Net loss	—	—	—	(7,425)	$(7,425)	—	(7,425)
Other comprehensive loss—foreign currency translation adjustments	—	—	—	—	(7)	(7)	(7)

Comprehensive loss	—	—	—	—	$(7,432)	—	—

Balances at March 31, 2007	5,233,520	105	27,333	(19,920)		(8)	7,510
Issuances of common stock for Director Stock Grants	8,750	—	4	—	—	—	4
Comprehensive loss:
Net loss	—	—	—	(1,139)	$(1,139)		(1,139)
Other comprehensive loss—foreign currency translation adjustments	—	—	—	—	4	4	4

Comprehensive loss	—	—	—	—	$(1,135)	—	—

Balances at March 31, 2008	5,242,270	105	27,337	(21,059)		(4)	6,379
Issuances of common stock for Director Stock Grants	3,500	—	7		—	—	7
Compensation expense related to stock options			246				246
Comprehensive income:
Net Income	—	—	—	1,142	$1,142		1,142
Other comprehensive loss—foreign currency translation adjustments	—	—	—	(4)	—	4	—

Comprehensive income	—	—	—	—	$1,142	—	—

Balances at March 31, 2009	5,245,770	$105	$27,590	$(19,921)		$—	$7,774

See accompanying notes to consolidated financial statements

CYANOTECH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended March 31, 2009, 2008 and 2007

	2009	2008	2007
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,142	$(1,139)	$(7,425)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Impairment loss on equipment and leasehold improvements	—	—	4,487
Depreciation and amortization	431	490	1,250
Loss on disposal of equipment	—	73	—
Amortization of debt issue costs and other assets	56	42	35
Issuance of common stock for services	7	4	—
Stock based compensation expense	246	—	—
Provision for (reduction of) allowance for doubtful accounts	(9)	—	12
Net (increase) decrease in assets:
Accounts receivable	158	(347)	610
Inventories	(1,523)	(8)	463
Prepaid expenses and other assets	245	(220)	8
Net increase (decrease) in liabilities:
Customer deposits	(204)	204	—
Accounts payable	235	189	131
Accrued expenses	124	(70)	(30)

Net cash provided by (used in) operating activities	908	(782)	(459)

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturity of short-term investments	—	—	700
Investment in equipment and leasehold improvements	(449)	(131)	(274)

Net cash provided by (used in) investing activities	(449)	(131)	426

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock in conjunction with the exercise of stock options and warrants, net of issuance costs	—	—	3
Proceeds from long-term debt	—	1,078	—
Principal payments on long-term debt	(572)	(396)	(361)
Payments for debt issuance costs	—	(123)	—

Net cash provided by (used) in financing activities	(572)	559	(358)

Net decrease in cash and cash equivalents	(113)	(354)	(391)
Cash and cash equivalents at beginning of year	1,090	1,444	1,835

Cash and cash equivalents at end of year	$977	$1,090	$1,444

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$132	$130	$157

Income taxes	$7	$2	$1

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Additions to equipment	$29	$—	$—

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

Basis of Presentation

        The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The accompanying consolidated financial statements include the accounts of Cyanotech Corporation and its wholly owned subsidiaries, Nutrex Hawaii, Inc. ("Nutrex Hawaii" or "Nutrex") and Cyanotech Japan YK ("Cyanotech Japan" or "CJYK"). Beginning in the second quarter of the fiscal year ended March 31, 2008, all business formerly conducted through Cyanotech Japan was absorbed by Cyanotech Corporation headquarters operations, and Cyanotech Japan was dissolved November 30, 2007. The dissolution of CJYK did not have a material impact on the Company's financial results. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Foreign Currency Translation and Risk

        The Japanese Yen was the functional currency for Cyanotech Japan. As such, Cyanotech Japan's revenues and expenses were translated at average rates of exchange prevailing during 2008 and 2007. Due to the dissolution of Cyanotech Japan in the third quarter of 2008, no Cyanotech Japan assets and liabilities remained as of March 31, 2009. Translation adjustments for Cyanotech Japan during the year ended March 31, 2008 have been charged or credited to accumulated other comprehensive income (loss) in stockholders' equity. Currently Cyanotech Corporation transacts entirely in US dollars and does not hedge any foreign currency risk through the use of derivative financial instruments. For the years ended March 31, 2009, 2008 and 2007, the difference between net income (loss) and comprehensive income (loss) is $0, $4,000 and $(7,000), respectively, which is attributable to foreign currency translation adjustment losses.

Financial Instruments

        Cash and cash equivalents consist of cash and highly liquid debt instruments such as commercial paper and certificates of deposit with maturities of three months or less at the date of purchase. Short-term investments are certificates of deposits maturing between three and nine months from the purchase date and are stated at cost. Interest earned on short-term investments is deposited monthly into an accessible cash account and is therefore classified as cash and cash equivalents. The Company's practice is to invest cash with financial institutions that have acceptable credit ratings and to limit the amount of credit exposure to any one financial institution.

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

        The Company maintains its cash accounts with banks located in Hawaii. The total cash balances are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000 per bank. The Company has cash balances on deposit with a Hawaii bank at March 31, 2009 that exceeded the balance insured by the FDIC in the amount of $700,000.

Trade Accounts Receivable and Allowance for Doubtful Accounts

        Trade accounts receivable are recorded at the invoiced amount and do not accrue interest. The allowance for doubtful accounts reflects management's best estimate of probable credit losses inherent in the accounts receivable balance. The Company determines the allowance based on historical experience, specifically identified nonpaying accounts and other currently available evidence. Management reviews its allowance for doubtful accounts monthly with focus on significant individual past due balances over 90 days. All other balances are reviewed on a pooled basis. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers.

Inventories

        Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Market is defined as sales price less cost to dispose and a normal profit margin. Inventory costs include materials, labor and overhead.

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

Impairment of Long-Lived Assets

        The Company accounts for impairment of its equipment or leasehold improvements in accordance with SFAS No. 144. Pursuant to SFAS No. 144, long-lived assets, such as equipment, leasehold improvements and purchased intangibles subject to amortization shall be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized to the extent that the carrying amount exceeds the asset's fair value. Assets to be disposed of and related liabilities would be separately presented in the consolidated balance sheet. Assets to be disposed of would be reported at the lower of the carrying value or fair value less costs to sell and would not be depreciated.

        In the fourth quarter of the fiscal year ended March 31, 2007, the Company concluded that certain production assets were partially impaired as a result of its assessment under SFAS 144. This impairment resulted in a non-cash charge of approximately $4.5 million. The impairment charge was classified within operating expenses in the consolidated statement of operations for the fiscal year ended March 31, 2007. There was no impairment as of March 31, 2009 and 2008. See Note 3 to the consolidated financial statements for further discussion of this impairment charge.

Accounting for Assets Retirement Obligations

        The Company applies the provisions of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, and FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, to evaluate the potential liability under the Company's lease for its principal facility and corporate headquarters.

Revenue Recognition

        The Company recognizes revenues as goods are shipped to customers (FOB shipping point). The criteria for recognition of revenue are when persuasive evidence that an arrangement exists and both title and risk of loss have passed to the customer, the price is fixed or determinable, and collectability is reasonably assured.

        The Company records shipping charges and sales tax in cost of sales.

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

        As a result of the implementation of FIN 48 effective April 1, 2008, the Company did not recognize a liability for unrecognized tax benefits and, accordingly, was not required to record any cumulative effect adjustment to beginning of year retained earnings. As of both the date of adoption and March 31, 2009, there was no significant liability for income tax associated with unrecognized tax benefits.

        The Company recognized accrued interest related to unrecognized tax benefits as well as any related penalties in interest expense in its condensed consolidated statements of operations, which is consistent with the recognition of these items in prior reporting periods. As of the date of adoption and during the year ended March 31, 2009, there was no accrual for the payment of interest and penalties related to uncertain tax positions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examination by tax authorities for tax years before 2002.

Share-Based Compensation

        The Company applies the provisions of SFAS No. 123(R), "Share-Based Payment," for its share-based compensation plans. Under SFAS No. 123(R), share-based compensation cost is measured at fair value. All of the Company's stock options are service based and equity-classified awards. The Company utilizes the Black-Scholes option pricing model to determine the fair value of each option award. Expected volatilities are based on the historical volatility of the Company's stock over a period consistent with that of the expected terms of the options. The expected terms of the options are estimated based on factors such as vesting periods, contractual expiration dates, historical trends in Cyanotech's stock price, and historical exercise behavior. The risk-free rates for periods within the contractual life of the options are based on the yields of U.S. Treasury instruments with terms comparable to the estimated option terms. Compensation expense is recognized over the vesting period of the options.

Per Share Amounts

        Basic earnings per common share is calculated by dividing net income (loss) for the year by the weighted-average number of common shares outstanding during the year. Diluted earnings per common share is calculated by dividing net income for the year by the sum of the weighted-average number of common shares outstanding during the year, plus the number of potentially dilutive common shares ("dilutive securities") that were outstanding during the year. Dilutive securities include options granted pursuant to the Company's stock option plans, potential shares related to the Employee Stock Purchase Plan and Restricted Stock grants to employees and non-employees. Dilutive securities related to the Company's stock option plans are included in the calculation of diluted earnings per common share using the treasury stock method. Potentially dilutive securities are excluded from the computation of earnings per share in periods in which a net loss is reported, as their effect would be antidilutive. A reconciliation of the numerators and denominators of the basic and diluted earnings per common share calculations for the years ended March 31, 2009, 2008 and 2007 is presented in Note 7. There were 384,000, 116,000 and 89,000 potentially dilutive shares excluded from income (loss) per share during 2009, 2008 and 2007 respectively, as they were anti dilutive.

New Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". This statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair measurements. SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

        Level 1—Quoted prices in active markets for identical assets or liabilities.

        Level 2—Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable;

        Level 3—Unobservable inputs that are supported by little or no market activity, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing.

        SFAS No. 157 was effective for the Company's fiscal year beginning April 1, 2008, except for non-financial assets and liabilities recognized or disclosed at fair value on a non-recurring basis, for which the effective date is fiscal years beginning after November 15, 2008. The adoption of SFAS No. 157 did not have an impact on the Company's consolidated results of operations, cash flows or financial condition

        The Company will adopt SFAS No. 157 for non-financial assets that are recognized or disclosed on a non-recurring basis effective April 1, 2009, and management is currently evaluating the effect, if any, on the Company's consolidated results of operations, cash flows or financial condition.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115". SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair market value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 was effective for the Company's fiscal year beginning April 1, 2008. The adoption of this statement did not have a material impact on the Company's financial position and results of operations.

        In December 2007, the FASB issued SFAS No. 141R, "Business Combinations". SFAS No. 141R requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction at fair value as of the acquisition date. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first quarterly reporting period beginning on or after December 15, 2008. The Company was required to adopt SFAS No. 141R in the first quarter of calendar year 2009. The adoption of this statement did not have a material impact on the Company's financial position and results of operations.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements." SFAS No. 160 amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No.160 is effective for fiscal years beginning after December 15, 2008. Management does not expect the adoption of this statement to have a material impact on the Company's consolidated financial statements.

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statements No. 133." This statement enhances the disclosure requirements for derivative instruments and hedging activities, and thereby is designed to improve the transparency of financial reporting. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. Management does not expect the adoption of this statement to have a material impact on the Company's consolidated financial statements.

        In April 2008, the FASB issued Staff Position No. FAS 142-3, "Determination of the Useful Life of Intangible Assets" ("FAS 142-3") that amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets." The intent of FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 and other U.S. generally accepted accounting principles. FAS 142-3 is effective for fiscal years and interim periods beginning after December 15, 2008. Management is currently evaluating the impact of this pronouncement on its consolidated financial statements, if any.

        In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles." SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS No. 162 was effective on

November 15, 2008. The adoption of this statement did not have a material effect on the Company's consolidated financial statements.

Note 2 Inventories

        Inventories consist of the following as of March 31, 2009 and 2008:

	2009	2008
	(in thousands)
Raw materials	$323	$321
Work in process	329	214
Finished goods	2,315	888
Supplies	157	178

	$3,124	$1,601

Note 3 Equipment and Leasehold Improvements, Net

        Equipment and leasehold improvements consists of the following as of March 31, 2009 and 2008:

	2009	2008
	(in thousands)
Equipment	$6,526	$6,335
Leasehold improvements	7,580	7,348
Furniture and fixtures	117	94

	14,223	13,777
Less accumulated depreciation and amortization	(10,031)	(9,600)
Construction in-progress	124	92

	$4,316	$4,269

        The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable in accordance with SFAS No. 144. No such event occurred during the two fiscal years ended March 31, 2009 and 2008. As discussed in Note 1, the Company recorded an impairment of $4.5 million in 2007.

Note 4 Accrued Expenses

        Components of accrued expenses as of March 31, 2009 and 2008 are as follows:

	2009	2008
	(in thousands)
Wages, commissions and royalties	$257	$216
Professional fees	11	—
Other accrued expenses	176	104

	$444	$320

Note 5 Long-Term Debt

        Long-term debt consists of the following as of March 31, 2009 and 2008 as follows:

	2009	2008
	(in thousands)
Term loans	$1,529	$2,072
Less current maturities	(620)	(567)

Long-term debt, excluding current maturities	$909	$1,505

        In April 2000, the Company executed a Term Loan Agreement ("Term Loan A") with a lender providing for $3.5 million in aggregate credit facilities, secured by the Company's assets. Term Loan A has a maturity date of May 1, 2010 and is payable in 120 equal monthly principal payments plus interest. The interest rate under Term Loan A, in the absence of a default under the agreement, is the prime rate, in effect as of the close of business on the first day of each calendar quarter, plus 1%. As of March 31, 2009 and 2008, the prime rate was 3.25% and 5.25%, respectively. The balance under this loan was $551,000 and $993,000 at March 31, 2009 and 2008, respectively. The Company is prohibited from declaring any common stock dividends without the lender's prior written consent. A warrant to purchase 5,000 shares of the Company's common stock was issued in conjunction with this Term Loan. The warrant expires in April 2011 and has an exercise price of $10.20 per share. The warrant may only be exercised after the Company has repaid the Term Loan in full. The credit agreement requires the Company to meet certain financial covenants. The Company was in compliance with these financial covenants at March 31, 2009.

        In February 2008, the Company executed another Term Loan Agreement ("Term Loan B") with the same lender providing for $1.1 million in aggregate credit facilities, secured by the Company's assets. Term Loan B has a maturity date of March 1, 2015 and is payable in 84 equal monthly principal payments plus interest. The interest rate under Term Loan B, in the absence of a default under the agreement, is the prime rate, in effect as of the close of business on the first day of each calendar quarter, plus 1%. As of March 31, 2009 and 2008, the prime rate was 3.25% and 5.25%, respectively. The balance under this loan was $950,000 and $1,078,000 at March 31, 2009 and 2008, respectively. The Company is prohibited from declaring any common stock dividends without the lender's prior written consent.

        A $250,000 restricted cash deposit continues to be held to secure these loans and is included in Other Assets in the accompanying consolidated Balance Sheets at March 31, 2009 and 2008.

        In March 2009, the Company executed a Term Loan Agreement with John Deere credit providing for $29,340 in equipment, secured by the equipment financed. The Term Loan has a maturity date of March 25, 2013 and is payable in 48 equal monthly principal payments. The interest rate under this Term Loan is 0%. Imputed interest at a rate of 2% (cash discount offered by seller) has been recorded and will be amortized as interest over the term of the loan. The face value of the term loan is reported in the balance sheet at $29,340, less the unamortized discount of $2,053. No amortization of discount is recognized in the income statement for the year ended March 31, 2009.

        Future principal payments under the loan agreements as of March 31, 2009 are as follows:

Year ending March 31	(in thousands)
2009	$620
2010	236
2011	162
2012	168
2013	168
Thereafter through 2015	175

Total principal payments	$1,529

Note 6 Leases

        The Company's principal facility and its corporate headquarters are located at the Natural Energy Laboratory of Hawaii Authority ("NELHA") at Keahole Point in Kailua-Kona, Hawaii. The property is leased from the State of Hawaii under a 30-year commercial lease expiring in 2025. Under the terms of the existing NELHA lease, the Company could be required to remove improvements at the end of the lease term. Based upon communications with NELHA and an analysis pursuant to Statement of Financial Accounting Standards No. 143 and FASB Interpretation No. 47, we do not believe the projected cost for such removal to be material to the consolidated financial statements, or likely, given historical practices. However, conditions could change in the future. It is not possible to predict such changes or estimate any impact thereof.

        The Company leases facilities, equipment and land under operating leases expiring between 2009 and 2025. The land lease provides for contingent rentals in excess of minimum rental commitments based on a percentage of the Company's sales. Contingent rental for the years ended March 31, 2009, 2008 and 2007 was $13,000, $46,000 and $52,000, respectively.

        Future minimum lease payments under non-cancelable operating leases at March 31, 2009 are as follows:

Year ending March 31	(in thousands)
2010	$169
2011	161
2012	151
2013	148
2014	148
Thereafter through 2026	1,739

Total minimum lease payments	$2,516

        Rent expense, including contingent rent, under operating leases amounted to $249,000, $268,000 and $283,000 for the years ended March 31, 2009, 2008 and 2007, respectively.

Note 7 Share-Based Compensation

        The Company has adopted the provisions of SFAS No. 123(R), "Share-Based Payment," for its share-based compensation plans. SFAS No. 123(R) requires an entity to measure the cost of employee services received in exchange for an award. If an award vests or becomes exercisable based on the achievement of a condition other than service, such as for meeting certain performance or market condition, the award is classified as a liability. Liability-classified awards are remeasured to fair value at each balance sheet date until the award is settled. The Company currently has no liability-classified awards. Equity-classified awards, including grants of employee stock options, are measured at the grant-date fair value of the award and are not subsequently remeasured unless an award is modified. The cost of equity-classified awards is recognized in the income statement over the period during which an employee is required to provide the service in exchange for the award which equals the vesting period. All of the Company's stock options are service-based awards, and because the Company's future employee incentive stock options are "plain vanilla," as defined by the U. S. Securities and Exchange Commission in Staff Accounting Bulletin No. 107, they are reflected in Stockholders' Equity.

Stock Options

        As of March 31, 2009, the Company had the following two shareholder approved stock plans under which shares were available for equity-based awards: The 2005 Stock Option Plan (the "2005 Plan") wherein 700,000 shares of common stock are reserved for issuance until the Plan terminates on August 21, 2015, which includes 500,000 additional shares of common stock pursuant to a vote of the Company's stockholders on September 9, 2008, and; The Independent Director Stock Option and Stock Grant Plan (the "2004 Directors Plan") wherein 75,000 shares of common stock are reserved for issuance until the Plan terminates in 2014.

        Under the 2005 Plan, eligible employees and certain independent consultants may be granted options to purchase shares of the Company's common stock. The shares issuable under the 2005 Plan will either be shares of the Company's authorized but previously unissued common stock or shares reacquired by the Company, including shares purchased on the open market. As of March 31, 2009, 214,282 options remain available for grant under the 2005 Plan. Concurrent with the 2005 Plan approval, the 1995 Stock Option Plan was terminated, except for the outstanding options issued thereunder.

        Under the 2004 Directors Plan, upon election to the Board of Directors, a newly elected non-employee director is granted a ten-year option to purchase 1,000 shares of the Company's common stock at fair market value on the date of grant. Options granted vest and become exercisable six months from the date of grant. In addition, on the date of each Annual Meeting of Stockholders, each non-employee director continuing in office is automatically issued 875 shares of common stock, non-transferable for nine months following the date of grant. Compensation expense recognized for shares issued under the 2004 Plan was $7,000 and $4,000 for the fiscal years ended March 31, 2009 and 2008, respectively. No expense was recognized in 2007. As of March 31, 2009, 53,875 options remain available for grant under the 2004 Plan. Concurrent with the 2004 Plan approval on August 16, 2004, the 1994 Non-Employee Director Stock Option and Stock Grant Plan was terminated except for the outstanding options issued thereunder.

        The following table presents shares authorized, available for future grant and outstanding under each of the Company's plans:

	As of March 31, 2009
	Authorized	Available	Outstanding
2005 Plan	700,000	214,282	485,718
2004 Plan	75,000	53,875	1,000
1995 Plan	—	—	20,753
1994 Plan	—	—	2,250

Total	775,000	268,157	509,721

        All stock option grants made under the 2005 Plan and the 2004 Directors Plan were at exercise prices no less than the Company's closing stock price on the date of grant. Options under the 2005 Plan and 2004 Directors Plan were determined by the Board of Directors or the Stock Option and Compensation Committee of the Board in accordance with the provisions of the respective plans. The terms of each option grant include vesting, exercise, and other conditions are set forth in a Stock Option Agreement evidencing each grant. No option can have a life in excess of ten (10) years. The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model. The model requires various assumptions, including a risk-free interest rate, the expected term of the options, the expected stock price volatility over the expected term of the options, and the expected dividend yield. Compensation expense for employee stock options is recognized ratably over the vesting term. Compensation expense recognized for options issued under the 2005 Plan was $246,000 for the year ended March 31, 2009 and is classified as General and Administrative expense in the consolidated condensed statement of operations. There was no compensation expense recognized under the 2005 Plan for the years ended March 31, 2008 and 2007.

        A summary of option activity under the Company's stock plans for the fiscal years ended March 31, 2009, 2008 and 2007 is presented below:

Option Activity	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2006	117,231	$3.92	2.08 years	$(121,920)
Granted	—	—
Exercised	(1,575)	$2.15
Expired	(19,625)	$3.85
Forfeited	(11,859)	$4.53

Outstanding at March 31, 2007	84,172	$3.86	1.77 years	$(186,862)
Granted	47,350	$1.60
Exercised	—	—
Expired	(17,700)	$2.36
Forfeited	(2,375)	$3.11

Outstanding at March 31, 2008	111,447	$3.15	4.9 years	$(176,086)
Granted	443,168	$1.84
Exercised	—	—
Forfeited or expired	(44,894)	$4.05

Outstanding at March 31, 2009	509,721	$2.11	8.9 years	$38,130

Exercisable at March 31, 2009	28,258	$3.85	2.1 years	$(51,873)

        The aggregate intrinsic value in the tables above is before applicable income taxes and represents the amount optionees would have received if all options had been exercised on the last business day of the period indicated, based on the Company's closing stock price of $2.01 per share for such day.

        A summary of the Company's non-vested options for the year ended March 31, 2009 is presented below:

Nonvested Options	Shares	Weighted Average Grant-Date Fair Value
Nonvested at March 31, 2008	47,350	$1.60
Granted	443,168	1.84
Vested	(4,255)	1.60
Forfeited or expired	(4,800)	1.60

Nonvested at March 31, 2009	481,463	$1.82

        The following table summarizes the weighted average characteristics of outstanding stock options as of March 31, 2009:

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Number of Shares	Remaining Life (Years)	Weighted Average Price	Number of Shares	Weighted Average Price
$1.41-$2.60	487,218	9.32	$1.82	5,755	$1.70
$4.20-$6.50	22,503.67		4.39	22,503	4.39

Total stock options	509,721	8.94	$2.11	28,258	$3.85

        There were 443,168 stock options granted during the year ended March 31, 2009. The range of fair value assumptions related to options granted during the year ended March 31, 2009 are:

Exercise Price:	$1.41 - $2.12
Volatility:	101.9 - 103.6%
Risk Free Rate:	4.0 - 4.7%
Vesting Period:	1 - 4 years
Forfeiture Rate:	0 - 15%
Expected Life	5.0 - 6.5 years

        As of March 31 2009, total unrecognized stock-based compensation expense related to unvested stock options was $380,521. Of the 481,463 unvested options, 393,168 options cliff vest as follows: 131,056 of the options have an exercise price of $1.41 and cliff vest 100% on May 16, 2009; 131,056 of the options have an exercise price of $2.12 and cliff vest 100% on May 16, 2010; and 131,056 of the options have an exercise price of $2.12 and cliff vest 100% on May 16, 2011. These cliff vesting options have a combined unrecognized compensation expense of $336,685 as of March 31, 2009 that will be amortized over a remaining 1.5 months, 13 months and 25 months, respectively. The unrecognized compensation expense of $43,837 for the remaining 92,550 unvested options is expected to be amortized over a remaining weighted-average period of 3.32 years through December 3, 2012.

Warrants

        The Company had outstanding at March 31, 2009 and 2008, a single warrant which allows the warrant holder rights to acquire 5,000 shares of the Company's common stock. The warrant was valued at the date of grant and was amortized as a premium, but was subsequently deemed to have no value as a result of a reverse split which occurred in a prior year. Accordingly, no current expense is recognized. The warrant expires in April 2011 and has an exercise price of $10.20 per share.

Note 8 Earnings Per Share

        Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the potentially dilutive effect of outstanding stock options and warrants using the treasury stock method and convertible securities using the "if-converted" method.

        Reconciliations between the numerator and the denominator of the basic and diluted earnings per share computations for the years ended March 31, 2009, 2008 and 2007 are as follows:

	Net Income (Loss) (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except per share amounts)
Year ended March 31, 2009:
Basic income per share	$1,142	5,244	$0.22
Effective dilutive securities— Common stock options	—	4	—

Diluted income per share	$1,142	5,248	$0.22

Year ended March 31, 2008:
Basic and diluted loss per share	$(1,139)	5,242	$(0.22)

Year ended March 31, 2007:
Basic and diluted loss per share	$(7,425)	5,234	$(1.42)

        The following securities were excluded from the calculation of diluted earnings per share because their effect was antidilutive due to the net loss recorded by the Company during each year.

	2009	2008	2007
	(in thousands)
Stock options and warrants	384	116	89

Note 9 Profit Sharing Plan

        The Company sponsors a profit sharing plan for all employees not covered under a separate management incentive plan. Under the profit sharing plan, a percentage determined by the Board of Directors of pre-tax profits on a quarterly basis may be allocated to non-management employees at management's discretion. The profit sharing bonus may be distributed all in cash on an after-tax basis or distributed half in cash (on an after-tax basis) and the remainder deposited in an employee's 401(k) account on a pre-tax basis with a five year vesting schedule, based on years of service with the Company. Employees may also make voluntary pre-tax contributions to their 401(k) accounts. For the fiscal year ended March 31, 2009, compensation expense under this plan was approximately $64,000. There was no such compensation expense for fiscal years 2008 or 2007.

Note 10 Major Customers and Geographic Information

        Net sales by product line for the years 2009, 2008 and 2007 are as follows:

	2009	2008	2007
	(in thousands)
Net sales:
Spirulina products	$6,835	$5,980	$6,090
Natural astaxanthin products
NatuRose	—	443	1,142
BioAstin	7,093	4,808	2,354
Other products	22	133	97

	$13,950	$11,364	$9,683

        The Company has two major European customers. Sales to a single spirulina customer were approximately $1,521,000, or 11% of our total net sales for the year ended March 31, 2009. Sales to this customer for fiscal 2008 and 2007 were $1,149,000 (10% of net sales) and $937,000 (10% of net sales), respectively. Sales to a single astaxanthin customer were approximately $1,806,000 or 13% of sales for the year ended March 31, 2009. Sales to this customer were 3.5% and 0% of net sales for the fiscal years 2008 and 2007, respectively.

        The following table presents sales for the years 2008, 2007 and 2006 by geographic region:

	2009		2008		2007
	(dollars in thousands)
Net sales(1):
United States	$7,367	53%	$6,482	57%	$5,275	54%
Germany	2,029	15	650	6	164	2
The Netherlands	1,527	11	1,152	10	937	10
Japan	261	2	277	2	772	8
Other areas	2,766	19	2,803	25	2,535	26

	$13,950	100%	$11,364	100%	$9,683	100%

(1)
Net sales are attributed to countries based on location of customer.

Note 11 Income Taxes

        Income (loss) before income tax expense (benefit) consisted of:

	2009	2008	2007
	(in thousands)
United States	$1,164	$(1,094)	$(7,358)
Foreign	—	(45)	(76)

Income (loss) before income tax expense (benefit)	$1,164	$(1,110)	$(7,434)

        The following table reconciles the amount of income taxes computed at the federal statutory rate of 34%, for all periods presented, to the amount reflected in the Company's consolidated statements of operations for the years ended March 31, 2009, 2008 and 2007:

	2009	2008	2007
	(in thousands)
Tax provision (benefit) at federal statutory income tax rate	$396	$(377)	$(2,528)
State income taxes (benefit), net of federal income tax effect	47	(47)	(314)
Increase (decrease) in valuation allowance for deferred tax assets	(511)	470	2,526
Stock based compensation	85	—	—
Other, net	5	(17)	307

Income tax expense (benefit)	$22	$29	$(9)

        The tax effects of temporary differences related to various assets, liabilities and carry forwards that give rise to deferred tax assets and deferred tax liabilities as of March 31, 2009 and 2008 are as follows:

	2009	2008
	(in thousands)
Deferred tax assets:
Net operating loss carry forwards	$6,180	$6,418
Impairment loss on equipment & leasehold improvements for financial reporting purposes	2,768	2,768
Inventory differences	306	92
Tax credit carry forwards	151	124
Other	70	46

Gross deferred tax assets	9,475	9,448
Less valuation allowance	(7,814)	(8,325)

Net deferred tax assets	1,661	1,123
Deferred tax liability: Depreciation and amortization	(1,661)	(1,123)

Net deferred tax assets	$—	$—

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

        Income tax expense (benefit) for the years ended March 31, 2009, 2008 and 2007 consisted of:

	2009	2008	2007
	(in thousands)
Current:
Foreign	$—	$—	$—
Federal	20	—	—
State	2	29	(9)

Total current	22	29	(9)

Deferred:
Foreign	—	—	—
Federal	—	—	—
State	—	—	—

Total deferred	—	—	—

Income tax expense (benefit)	$22	$29	$(9)

        At March 31, 2009, the Company has net operating loss carry forwards and tax credit carry forwards available to offset future federal income tax as follows (in thousands):

Expires March 31,	Net Operating Losses	Research and Experimentation Tax Credits
2011	$—	$23
2012	—	9
2018	—	—
2019	3,605	—
2020	2,051	7
2021	1,727	2
2022	3,161	—
2023	1,863	—
2026	159	—
2027	2,665	—
2028	1,612	—

	$16,843	$41

        In addition, at March 31, 2009, the Company has alternative minimum tax credit carry forwards of approximately $110,000 available to reduce future federal regular income taxes over an indefinite period.

        At March 31, 2009, the Company has state tax net operating loss carry forwards of $11,562,000 which expire in March 31, 2019 through 2026, available to offset future Hawaii and California state taxable income.

Note 12 Selected Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter		Year
	(in thousands, except per share data)
2009
Net sales	$3,701	$3,274	$3,553	$3,422		$13,950
Gross profit	1,304	1,378	1,566	1,264		5,512
Net income	271	163	514	194		1,142
Net income per share— Basic and Diluted	0.05	0.03	0.10	0.04		0.22

2008
Net sales	$2,583	$2,604	$2,763	$3,414		$11,364
Gross profit	746	768	353	1,204		3,071
Net income (loss)	(382)	(344)	(594)	181	(1)	(1,139)
Net income (loss) per share— Basic and Diluted	(0.07)	(0.07)	(0.11)	0.03		(0.22)

(1)
The fourth quarter of 2008 includes an adjustment for sales and use taxes which decreased net income by $46,000 that relates to prior periods. Management concluded that the adjustment was not material to the current and prior years consolidated financial statements as a whole.

Note 13 Subsequent Event

        On April 24, 2009, the Company entered into an agreement with First Hawaiian Bank for a Line of Credit in the amount of $150,000 for a term of one year. The obligation is secured by the Company's

U.S. accounts receivable and bears a variable interest rate based on prime plus 2%. The lender under the Company's existing Term Loans has subordinated its position up to $150,000 of U.S. accounts receivable.

        On April 30, 2009, the Company issued 113,000 stock options to employees under the 2005 Plan. The options are classified as "Equity" options and vest progressively over four years based on continued employment. The exercise price of the options is $2.09 which was the closing price of the Company's common stock on the date of the grants.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        On July 16, 2008, the Company announced the dismissal of its previous independent accountants, KPMG LLP (the "Previous Accountants"), and on July 22, 2008, engaged Grant Thornton (the "New Accountants") as the Company's new principal independent registered public accounting firm to audit its financial statements for the fiscal year ended March 31, 2009.

        The reports of the Previous Accountants on the Company's financial statements for each of the Company's fiscal years ended March 31, 2007 and 2008 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

        The decision to change independent accountants was approved by the Board of Directors of the Company.

        During the period from April 1, 2006 through July 16, 2008, no events described in Item 304(a)(1)(iv) of Regulation S-K occurred with respect to the Company, however, there were reportable events as that term is described in Item 304(a)(1)(v) of Regulation S-K. The Previous Accountants, advised the Company of the following material weaknesses:

  •
  A material weakness related to controls around the Company's inventory process as of March 31, 2008, and

  •
  The Company did not have adequately trained internal accounting resources as of March 31, 2007.

The Audit Committee discussed the reportable events with the Previous Accountants. The Company also authorized the Previous Accountants to respond fully to the inquiries of the New Accountants concerning the subject matter of the reportable events.

        During the fiscal years ended March 31, 2008 and 2007, and through July 16, 2008, the Company had no disagreement with the Previous Accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of the Previous Accountants, would have caused the Previous Accountants to make reference to the subject matter of the disagreement in connection with its report on the Company's financial statements for such fiscal periods. The Company provided the Previous Accountants with a copy of the necessary disclosures.

        During the period from April 1, 2006 through July 16, 2008, the Company did not consult with the New Accountants regarding (1) the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered with respect to the Company's financial statements for which advice was provided that was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue or (2) any matter that was either the subject of a "disagreement" or a response to Items 304(a)(l)(iv) of Regulation S-K.

Item 9A(T).    Controls and Procedures

        As required by Regulation S-K Rules 307, 308T and 404, Cyanotech Corporation management has assessed the effectiveness of internal control over financial reporting.

        Disclosure controls and procedures are processes and procedures that are designed to ensure that information required to be disclosed by the company is recorded, processed, summarized and reported, within the time periods as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). As of the year ended March 31, 2009, management conducted an evaluation (under the supervision and with the participation of the chief executive officer and the chief financial officer), pursuant to Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act, of the effectiveness of the company's disclosure controls and procedures. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were not effective as of March 31, 2009 due to the material weakness in internal control over financial reporting described below.

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

        As noted in prior years' Form 10-K, errors were identified in the calculations and applications of certain accounting practices relation to the carrying value of inventory. Accordingly, the Company has taken measures over the past two years to correct the identified weakness: (1) The Company engaged the services of qualified independent consultants to advise the Company on improvements to internal controls and procedures; (2) the company added to its staff of educated and experienced accounting personnel; and (3) consultants independent from those who assisted with improvements and procedures have tested the Company's internal controls over financial reporting concurrent with this Form 10-K. Based on these measures management believes systems and procedures are in place to reasonably ensure accurate financial data. However, these controls and procedures continue to rely heavily on manual transfers of data, manual calculations and supervisory review of the work product. It is not practical to believe that such manual activities will eliminate the possibility of a material misstatement of the annual or interim financial statements.

        The Company's Board of Directors approved and adopted a remediation plan for improving our internal controls and procedures. In accordance with this plan, management will ensure compliance with generally accepted accounting principles (GAAP), address key financial reporting risk elements, subject its disclosures to a rigorous review process prior to releasing financial statements, update its inventory accounting systems and procedures to properly accommodate specific inventoriable fixed costs in accordance with GAAP and, apply resources with the critical skills necessary to ensure full compliance with GAAP.

  Changes in Internal Control over Financial Reporting.

        In order to address the material weakness identified in the prior years, we have continued to make changes in our internal controls over financial reporting, during the year ended March 31, 2009. These changes, designed to improve our internal controls and procedures, relate to proper accounting for inventory costs in accordance with GAAP and with internal control over financial reporting. As discussed above, we believe systems and procedures are in place to reasonably ensure accurate financial data. However, these controls and procedures continue to rely heavily on manual transfers of data, manual calculations and supervisory review of the work product. It is not practical to believe that such manual activities will eliminate the possibility of a material misstatement of the annual or interim financial statements. Therefore, the Company has undertaken to upgrade our resource management software to provide a single source for all financial data; establish access controls to data and transactions; and to automate allocations, calculations and periodic reports. The upgrade is expected to take approximately twelve months.

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

Item 9B.    Other Information

        Not applicable

PART III

Item 10.    Directors and Executive Officers of the Registrant

        Information with respect to Directors may be found under captions "Proposal One: Election of Directors," "Board Meetings and Committees," "Director Compensation," "Security Ownership of Certain Beneficial Owners and Management: and "Compliance with Section 16(a) of the Exchange Act" contained in Cyanotech's definitive 2009 proxy Statement. Information on Executive Officers may be found under the caption "Executive Officers" contained in Cyanotech's definitive 2009 Proxy Statement.

        We have adopted the Cyanotech Code of Ethics for Chief Executive Officer and Senior Financial Officers (the "Code of Ethics") included in our code of Conduct. Our Code of Conduct and Ethics is publicly available on our website at www.cyanotech.com. If we make any substantive amendments to or grant any waiver from such Code relating to our Chief Executive Officer, Chief Financial Officer or Controller, we will disclose the nature of such amendment in a report on Form 8-K and amend the website disclosure.

Item 11.    Executive Compensation

        The information required by this Item is incorporated herein by reference from the sections captioned "Executive Compensation and Other Information," "Equity Compensation Plan Information," "Option Grants in Last Fiscal Year," "Aggregated Options Exercises in Last Fiscal Year and Fiscal Year-End Option Values," and "Stockholder Return Performance Graph" contained in Cyanotech's definitive 2009 Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The security ownership information required by this Item is incorporated herein by reference from the sections captioned "Equity Compensation Plan Information" and "Security Ownership of Certain Beneficial Owners and Management" contained in Cyanotech's definitive 2009 Proxy Statement.

Item 13.    Certain Relationships and Related Transactions

        The information required by this Item is incorporated herein by reference from the sections captioned "Related Party Transactions" contained in Cyanotech's definitive 2009 Proxy Statement.

Item 14.    Principal Accountant Fees and Services

        Information concerning principal accountant fees and services appears under the heading "Independent Registered Public Accounting Firm's Fees" in Cyanotech's definitive 2009 Proxy Statement.

PART IV

Item 15.    Financial Statement Schedules and Exhibits

  (a)
  Financial Statements and Schedules

• The following Financial Statements of Cyanotech Corporation and subsidiaries and the Report of Independent Registered Public Accounting Firm are included in Item 8 of this report:
Consolidated Balance Sheets as of March 31, 2009 and 2008	33
Consolidated Statements of Operations for the years ended March 31, 2009, 2008 and 2007	34
Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss) for the years ended March 31, 2009, 2008 and 2007	35
Consolidated Statements of Cash Flows for the years ended March 31, 2009, 2008 and 2007	36
Notes to Consolidated Financial Statements	37
• The following financial statement schedule is included in this report on the pages indicated below:
Schedule II—Valuation and Qualifying Accounts	59
Report of Independent Registered Public Accounting Firm	60

        Financial statement schedules not listed above have been omitted since they are either not required, not applicable or the information is included in the consolidated financial statements or notes thereto.

  (b)
  Exhibit Listing

Exhibit Number	Document Description
3.1	Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-QSB for the quarter ended December 31, 1996, File No. 0-14602)
3.2	Certificate of Amendment to Restated Articles of Incorporation effective September 1, 2004 (Incorporated by reference to Exhibit 3.1 to the Company's Report on Form 8-K filed April 2, 2007, File No. 0-14602)
3.3	Certificate of Change to Restated Articles of Incorporation effective November 3, 2006 (Incorporated by reference to Exhibit 3.1 to the Company's Report on Form 8-K filed March 20, 2007, File No. 0-14602)
3.4	Amended Bylaws (Incorporated by reference to Exhibit 3.3 to the Company's Report on Form 8-K filed April 22, 2009, File No. 0-14602)
4.1	Specimen Common Stock (Incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10K for the year ended March 31, 2007, File No. 0-14602)
4.2	Term Loan Agreement dated April 21, 2000 between the Company and B&I Lending, LLC (Incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended March 31, 2000, File No. 0-14602).
4.3	Term Loan Agreement dated February 20, 2008 between the Company and B&I Lending, LLC. (Incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10K for the year ended March 31, 2008, File No. 0-14602)
10.1	1994 Non-Employee Directors Stock Option and Stock Grant Program (Incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1994, File No. 0-14602)
10.2	1995 Stock Option Plan for Cyanotech Corporation dated August 9, 1995, as amended (Incorporated by reference to Exhibit 4(c) to the Company's Registration Statement on Form S-8 filed on October 27, 1995, File No. 33-63789)
10.3	Sub-Lease Agreement between the Company and Natural Energy Laboratory of Hawaii Authority dated December 29, 1995 (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB for the quarter ended December 31, 1995, File No. 0-14602)
10.4	2005 Stock Option Plan for Cyanotech Corporation dated August 22, 2005, incorporated by reference to Exhibit A of the Company's definitive Proxy Statement filed July 14, 2005, File No. 0-14602
10.5	2004 Independent Director Stock Option and Restricted Stock Grant Plan for Cyanotech Corporation dated August 16, 2004 (Incorporated by reference as Exhibit D to the Company's definitive Proxy Statement filed July 2, 2004, File No. 0-14602)
10.6	Letter Agreement with Chief Executive Officer dated May 16, 2008 (Incorporated by reference as Exhibit 99.2 to the company's Report on Form 8-K filed on May 22, 2008, File No. 0-14602)
14.1	Amended Code of Ethics for Chief Executive Officer and Senior Financial Officers, which is included in the Code of Conduct and Ethics. (Incorporated by reference to Exhibit 99.2 to the Company's Report on Form 8-K filed on December 19, 2005, and by reference and attachment to the Company's Internet address www.cyanotech.com.)

Exhibit Number		Document Description
21.1		Subsidiaries of the Company (Incorporated by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-K for the year ended March 31, 2003, File No. 0-14602)
23.1	*	Consent of Independent Registered Public Accounting Firm signed June 24, 2009—Grant Thornton LLP
23.2	*	Consent of Independent Registered Public Accounting Firm signed June 24, 2009—KPMG LLP
31.1	*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of June 24, 2009
31.2	*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of June 24 2009.
32.1	*	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed as of June 24, 2009.
32.2	*	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed as of June 24, 2009.

*
Included herewith. Other exhibits were filed as shown above.

Schedule II

Cyanotech Corporation and Subsidiaries
Valuation and Qualifying Accounts

Years Ended March 31, 2009, 2008 and 2007
(In Thousands)

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expense	Charged to Other Accounts	Deductions	Balance at End of Year
Allowance for Doubtful Receivables:
2009	$23	$5	$—	$14	$14

2008	$23	$0	$—	$0	$23

2007	$25	$12	$—	$14	$23

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Cyanotech Corporation:

        Under date of June 26, 2008, we reported on the consolidated balance sheet of Cyanotech Corporation and subsidiaries (the Company) as of March 31, 2008, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the two-year period ended March 31, 2008. These consolidated financial statements and our report thereon are included in the Company's annual report on Form 10-K for the year 2009. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in Item 15(a)(2). The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

        In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Honolulu, Hawaii
June 26, 2009

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of June, 2009

CYANOTECH CORPORATION
By:	/s/ Andrew Jacobson Andrew Jacobson President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Andrew Jacobson Andrew Jacobson	President and Chief Executive Officer (Principal Executive Officer) and Director	June 24, 2009
/s/ Deanna L. Spooner Deanna L. Spooner	Chief Financial Officer, Vice President—Finance and Administration, Secretary and Treasurer (Principal Financial and Accounting Officer)	June 24, 2009
/s/ Gregg W. Robertson Gregg W. Robertson	Chairman of the Board	June 24, 2009
/s/ Gerald R. Cysewski, PH.D. Gerald R. Cysewski	Director and Chief Scientific Officer	June 24, 2009
/s/ Michael A. Davis Michael A. Davis	Director	June 24, 2009
/s/ David I. Rosenthal David I. Rosenthal	Director	June 24, 2009
/s/ John T. Waldron John T. Waldron	Director	June 24, 2009