Form 10-K/A
period 2009-03-31
CYANOTECH CORP
filed 2009-07-10
CIK 768408

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).    ☒ Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form l0-K/A.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant on June 22, 2009 was approximately $8,863,598 based on the closing sale price of the Common Stock on the NASDAQ Capital Market on that date.

Number of shares outstanding of Registrant’s Common Stock at June 22, 2009 was 5,245,770.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement for its 2009 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission on or prior to July 29, 2009 and to be used in connection with the Annual Meeting of Stockholders expected to be held on September 9, 2009, are incorporated by reference in Part III of this Form 10-K.

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

Explanatory Note

Cyanotech Corporation is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended March 31, 2009, previously filed on June 25, 2009, to correct the report dates on the Report of Independent Registered Accounting Firm in Part II, Item 8 and the Report of Independent Registered Public Accounting Firm in Part IV, Item 15 which were inadvertently dated as of a current date rather than the actual date of June 26, 2008. In addition, as required by Rule 12b-15 of the Securities Exchange Act of 1934, new certifications by our principal executive officer and principal financial officer are included herein as exhibits to this Amendment and apply to this filing and the Original Filing, as amended.  Except for the foregoing items, the information herein continues to describe conditions as of the filing of the Form 10-K on June 25, 2009.

Part II

Item 8.                                   Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Cyanotech Corporation:

We have audited the accompanying consolidated balance sheet of Cyanotech Corporation and subsidiaries (the Company) as of March 31, 2008 and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the two-year period ended March 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

June 26, 2008

Part IV

Item 15.         Exhibits and Financial Statement Schedules

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Cyanotech Corporation:

Under date of June 26, 2008, we reported on the consolidated balance sheet of Cyanotech Corporation and subsidiaries (the Company) as of March 31, 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the two-year period ended March 31, 2008. These consolidated financial statements and our report thereon are included in the Company’s annual report on Form 10-K for the year 2009. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in Item 15(a)(2). The financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Honolulu, Hawaii

June 26, 2008

SIGNATURE

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 10th day of July, 2009.

CYANOTECH CORPORATION
By:	/s/ Deanna L. Spooner
Deanna L. Spooner
Vice President - Finance and Administration and Chief Financial Officer