Form 10-Q
period 2009-06-30
CYANOTECH CORP
filed 2009-08-13
CIK 768408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended June 30, 2009

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

Number of common shares outstanding as of August 13, 2009:

Title of Class	Shares Outstanding
Common stock - $0.02 par value	5,245,770

CYANOTECH CORPORATION

FORM 10-Q

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

CYANOTECH CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

(Dollars in thousands except par value and number of shares)

(Unaudited)

	June 30, 2009	March 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$953	$977
Accounts receivable, net of allowance for doubtful accounts of $14 at June 30, 2009 and March 31, 2009	2,292	1,785
Inventories	3,098	3,124
Prepaid expenses and other	105	110
Total current assets	6,448	5,996

Equipment and leasehold improvements, net	4,560	4,316
Other assets	459	475
Total assets	$11,467	$10,787

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$586	$620
Customer deposits	23	—
Accounts payable	1,108	1,040
Accrued expenses	694	444
Total current liabilities	2,411	2,104

Long-term debt, less current maturities	790	909
Total liabilities	3,201	3,013

Commitments and contingencies

Stockholders’ equity:
Common stock of $0.02 par value, shares authorized 7,500,000; 5,245,770 shares issued and outstanding at June 30, 2009 and March 31, 2009	105	105
Additional paid-in capital	27,667	27,590
Accumulated deficit	(19,506)	(19,921)
Total stockholders’ equity	8,266	7,774

Total liabilities and stockholders’ equity	$11,467	$10,787

See accompanying Notes to Consolidated Condensed Financial Statements.

CYANOTECH CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

 (Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,
	2009	2008

NET SALES	$4,021	$3,701
COST OF PRODUCT SALES	2,288	2,397
Gross Profit	1,733	1,304

OPERATING EXPENSES:
General and administrative	896	709
Sales and marketing	322	267
Research and development	80	36
Total operating expenses	1,298	1,012

Income from operations	435	292

OTHER INCOME (EXPENSE):
Interest expense, net	(29)	(42)
Other income, net	17	10
Total other expense, net	(12)	(32)

Income before income taxes	423	260

PROVISION (BENEFIT) FOR INCOME TAXES	10	(11)

NET INCOME	$413	$271

NET INCOME PER SHARE:
Basic	$0.08	$0.05
Diluted	$0.08	$0.05

SHARES USED IN CALCULATION OF NET INCOME PER SHARE:
Basic	5,246	5,242
Diluted	5,294	5,242

See accompanying Notes to Consolidated Condensed Financial Statements.

CYANOTECH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)
(Unaudited)

	Three Months Ended June 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$413	$271
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	114	109
Amortization of debt issue costs and other assets	14	13
Stock based compensation expense	77	—
Net (increase) decrease in:
Accounts receivable	(507)	(460)
Inventories	26	(123)
Prepaid expenses and other assets	9	34
Net increase in:
Customer deposits	23	—
Accounts payable	68	149
Accrued expenses	250	199
Net cash provided by operating activities	487	192

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in equipment and leasehold improvements	(358)	(45)
Cash used in investing activities	(358)	(45)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(153)	(138)
Cash used in financing activities	(153)	(138)

Net (decrease) increase in cash and cash equivalents	(24)	9

Cash and cash equivalents at beginning of period	977	1,090

Cash and cash equivalents at end of period	$953	$1,099

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$18	$49
Income taxes	$20	$—

See accompanying Notes to Consolidated Condensed Financial Statements.

CYANOTECH CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

As of June 30, 2009
(Unaudited)

1.                                      BASIS OF PRESENTATION

The accompanying consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements.  These consolidated condensed financial statements and notes should be read in conjunction with the Company’s consolidated financial statements contained in the Company’s report on Form 10-K for the year ended March 31, 2009 filed on June 25, 2009.

The accompanying consolidated condensed financial statements include the accounts of Cyanotech Corporation and its wholly owned subsidiary, Nutrex Hawaii, Inc. (“Nutrex Hawaii” or “Nutrex”). All significant intercompany balances and transactions have been eliminated in consolidation.

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

2.                                      INVENTORIES

Inventories are stated at the lower of cost (which approximates first-in, first-out) or market. Market is defined as sales price less cost to dispose and a normal profit margin.  Inventories consist of the following:

	June 30, 2009	March 31, 2009
	(in thousands)
Raw materials	$272	$323
Work in process	325	329
Finished goods	2,360	2,315
Supplies	141	157
	$3,098	$3,124

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 151, fixed production related costs of approximately $0, and $23,000 were charged to cost of sales for the quarters ended June 30, 2009 and 2008, respectively, due to below normal production capacity.

3.                                      EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives for equipment and furniture and fixtures, or the shorter of the land lease term or estimated useful lives for leasehold improvements as follows:

Equipment	3 to 10 years
Furniture and fixtures	7 years
Leasehold improvements	10 to 20 years

Equipment and leasehold improvements consist of the following:

	June 30, 2009	March 31, 2009
	(in thousands)
Equipment	$6,569	$6,526
Leasehold improvements	7,671	7,580
Furniture and fixtures	120	117
	14,360	14,223
Less accumulated depreciation and amortization	(10,145)	(10,031)
Construction-in-progress	345	124
Equipment and leasehold improvements, net	$4,560	$4,316

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amount to forecasted undiscounted future cash flows expected to be generated by the asset. If the carrying amount exceeds its estimated future cash flows, then an impairment charge is recognized to the extent that the carrying amount exceeds the asset’s fair value. Management has determined no asset impairment occurred during the three months ended June 30, 2009.

4.                                      LONG-TERM DEBT

Long-term debt consists of the following:

	June 30, 2009	March 31, 2009
	(in thousands)
Term loans	$1,376	$1,529
Less current maturities	(586)	(620)
Long-term debt, excluding current maturities	$790	$909

Term Loan Agreement

In April 2000, the Company executed a Term Loan Agreement (“Term Loan A”) with a lender providing for $3.5 million in aggregate credit facilities, secured by the Company’s assets. Term Loan A has a maturity date of May 1, 2010 and is payable in 120 equal monthly principal payments plus interest. The interest rate under Term Loan A, in the absence of a default under the agreement, is the prime rate, in effect as of the close of business on the first day of each calendar quarter, plus 1%. As of June 30, 2009, the prime rate was 3.25%. The balance under this loan was $435,000 and $551,000 at June 30, 2009 and March 31, 2009, respectively. The Company is prohibited from declaring any common stock dividends without the lender’s prior written consent. A warrant to purchase 5,000 shares of the Company’s common stock was issued in conjunction with this Term Loan. The warrant expires in April 2011 and has an exercise price of $10.20 per share. The warrant may only be exercised after the Company has repaid the Term Loan in full. The credit agreement requires the Company to meet certain financial covenants. The Company was in compliance with these financial covenants at June 30, 2009.

In February 2008, the Company executed a Term Loan Agreement (“Term Loan B”) with the same lender providing for $1.1 million in aggregate credit facilities, secured by the Company’s assets. Term Loan B has a maturity date of March 1, 2015 and is payable in 84 equal monthly principal payments plus interest. The interest rate under Term Loan B, in the absence of a default under the agreement, is the prime rate in effect as of the close of business on the first day of each calendar quarter, plus 1%. As of June 30, 2009 and March 31, 2009, the prime rate was 3.25%. The balance under this loan was $915,000 and $950,000 at June 30, 2009 and March 31, 2009, respectively. The Company is prohibited from declaring any common stock dividends without the lender’s prior written consent.

A $250,000 restricted cash deposit continues to be held to secure these loans and it is included in Other Assets in the accompanying consolidated condensed balance sheets at June 30, 2009 and March 31, 2009.

In March 2009, the Company executed a Term Loan Agreement with John Deere credit providing for $29,340 in equipment, secured by the equipment financed. The Term Loan has a maturity date of March 25, 2013 and is payable in 48 equal monthly principal payments. The interest rate under this Term Loan is 0%.  Imputed interest at a rate of 2% (cash discount offered by seller) has been recorded and will be amortized as interest over the term of the loan. The balance under this loan was $26,000 and $29,000 at June 30, 2009 and March 31, 2009, respectively, less the unamortized discount of $1,917 and $2,053, respectively.  Amortization of discount is recognized in the income statement as interest expense and was $136 for the quarter ended June 30, 2009.

On April 24, 2009, the Company entered into an agreement with First Hawaiian Bank for a Line of Credit in the amount of $150,000 for a term of one year. The obligation is secured by the Company’s U.S. accounts receivable and bears a variable interest rate based on prime plus 2%. There is no outstanding balance as of June 30, 2009.

Future principal payments under the Term Loan Agreements as of June 30, 2009 are as follows:

Year ending March 31	(in thousands)
2010 (9 Months)	$586
2011	157
2012	163
2013	168
2014	170
Thereafter through 2015	132
Total principal payments	$1,376

5.                                      LEASES

The Company leases facilities, equipment and land under operating leases expiring between 2009 and 2026.  The land lease provides for contingent rental in excess of minimum rental commitments based on a percentage of the Company’s sales. Management has accrued for the estimated contingent rent as of June 30, 2009.

Future minimum lease payments under all non-cancelable operation leases at June 30, 2009 are as follows:

Year ending March 31	(in thousands)
2010 (9 Months)	$168
2011	159
2012	149
2013	148
2014	148
Thereafter through 2026	1,701
Total minimum lease payments	$2,473

6.                                      SHARE-BASED COMPENSATION

The Company applies the provisions of  SFAS No. 123(R), “Share-Based Payment,” for its share-based compensation plans.  SFAS No. 123(R) requires an entity to measure the cost of employee services received in exchange for an award.  If an award vests or becomes exercisable based on the achievement of a condition other than service, such as for meeting certain performance or market condition, the award is classified as a liability.  Liability-classified awards are remeasured to fair value at each balance sheet date until the award is settled. The Company currently has no liability-classified awards.  Equity-classified awards, including grants of employee stock options, are measured at the grant-date fair value of the award and are not subsequently remeasured unless an award is modified.  The cost of equity-classified awards is recognized in the income statement over the period during which an employee is required to provide the service in exchange for the award. All of the Company’s stock options are service-based awards, and because the Company’s future employee incentive stock options are “plain vanilla,” as defined by the U. S. Securities and Exchange Commission in Staff Accounting Bulletin No. 107, they are reflected only in Equity and Compensation Expense accounts.

Stock Options

As of June 30, 2009, the Company had the following two shareholder-approved stock plans under which shares were available for equity-based awards: the 2005 Stock Option Plan (the “2005 Plan”) wherein 700,000 shares of common stock are reserved for issuance until the plan terminates on August 21, 2015, and; The Independent Director Stock Option and Stock Grant Plan (the “2004 Plan”) wherein 75,000 shares of common stock are reserved for issuance until the plan terminates in 2014.

Under the 2005 Plan, eligible employees and certain independent consultants may be granted options to purchase shares of the Company’s common stock. The shares issuable under the 2005 Plan will either be shares of the Company’s authorized but previously unissued common stock or shares reacquired by the Company, including shares purchased on the open market.  As of June 30, 2009, 101,282 options remain available for grant under the 2005 Plan.  Concurrent with the 2005 Plan approval, the 1995 Stock Option Plan was terminated except for the outstanding options issued thereunder.

Under the 2004 Plan, upon election to the Board of Directors, a newly elected non-employee director is granted a ten-year option to purchase 1,000 shares of the Company’s common stock at fair market value on the date of grant. Options granted vest and become exercisable six months from the date of grant.  In addition, on the date of each Annual Meeting of Stockholders, each non-employee director continuing in office is automatically issued 875 shares of common stock, non-transferable for nine months following the date of grant.   As of June 30, 2009, 53,875 options remain available for grant under the 2004 Plan. Concurrent with the 2004 Plan approval on August 16, 2004, the 1994 Non-Employee Director Stock Option and Stock Grant Plan was terminated except for the outstanding options issued thereunder.

The following table presents shares authorized, available for future grant and outstanding under each of the Company’s plans:

	As of June 30, 2009
	Authorized	Available	Outstanding

2005 Plan	700,000	101,282	598,718
2004 Plan	75,000	53,875	1,000
1995 Plan	—	—	20,753
1994 Plan	—	—	2,250
Total	775,000	155,157	622,721

All stock option grants made under the 2005 Plan and the 2004 Plan were at exercise prices no less than the Company’s closing stock price on the date of grant. Options under the 2005 Plan and 2004 Plan are determined by the Board of Directors or the Stock Option and Compensation Committee of the Board in accordance with the provisions of the respective plans.  The terms of each option grant include vesting, exercise, and other conditions are set forth in a Stock Option Agreement evidencing each grant. No option can have a life in excess of ten (10) years.  The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model. The model requires various assumptions, including a risk-free interest rate, the expected term of the options, the expected stock price volatility over the expected term of the options, and the expected dividend yield. Compensation expense for employee stock options will be recognized ratably over the vesting term. Compensation expense recognized for options issued under the 2005 Plan was $77,000 for the three months ended June 30, 2009 and is classified as General and Administrative expense in the consolidated condensed statement of operations. There was no compensation expense recognized under the 2004 and 2005 Plan for the three months ended June 30, 2008.

A summary of option activity under Cyanotech Corporation’s Stock Plans for the three months ended June 30, 2009 is presented below:

Option Activity	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2009	509,721	$2.11	8.9 years	$38,130
Granted	113,000	2.08	9.8 years	(12,430)
Exercised	—	$—	—	—
Forfeited or expired	—	$—	—	—
Outstanding at June 30, 2009	622,721	$1.96	8.9 years	$5,311
Exercisable at June 30, 2009	159,314	$1.84	9.7 years	$20,388

The aggregate intrinsic value in the table above is before applicable income taxes and represents the amount optionees would have received if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price of $1.97 for such day.

A summary of the Company’s non-vested options for the three months ended June 30, 2009 is presented below:

Nonvested Options	Shares	Weighted Average Grant-Date Fair Value
Nonvested at March 31, 2009	481,463	$1.30
Granted	113,000.65
Vested	(131,056)	1.10
Forfeited or expired	—	—
Nonvested at June 30, 2009	463,407	$1.20

The following table summarizes the weighted average characteristics of outstanding stock options as of June 30, 2009:

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Number of Shares	Remaining Life (Years)	Weighted Average Price	Number of Shares	Weighted Average Price
$ 1.41 - $2.60	600,218	7.36	$1.87	136,811	$1.42
$ 4.20 - $6.50	22,503.42		4.39	22,503	4.39
Total stock options	622,721	7.11	$1.96	159,314	$1.84

There were 113,000 stock options granted during the three months ended June 30, 2009. The average fair value assumptions related to options granted during the current quarter are:

Exercise Price:	$2.08
Volatility:	88.9%
Risk Free Rate:	3.13%
Vesting Period:	4 years
Forfeiture Rate:	20%
Expected Life	6.25 years

As of June 30 2009, total unrecognized stock-based compensation expense related to all unvested stock options was $376,546. Of the 463,407 unvested options at June 30, 2009, 262,112 options cliff vest as follows:  131,056 of the options have an exercise price of $2.12 and cliff vest 100% on May 16, 2010; and 131,056 of the options have an exercise price of $2.12 and cliff vest 100% on May 16, 2011. These cliff vesting options have a combined unrecognized compensation expense of $265,948 as of June 30, 2009 that will be amortized over a remaining 10 months and 22 months, respectively. The unrecognized compensation expense of  $110,598 for the remaining 201,295 unvested options is expected to be amortized over a remaining weighted-average period of 3.49 years through April 29, 2013.

Warrant

The Company has outstanding a warrant to acquire 5,000 shares of common stock at $10.20 per share. The warrant was granted to lenders in connection with the Term Loan B described in Note 4.  The warrant was granted in April 2000 and expires in April 2011, and may only be exercised after the Company has repaid the Term Loan B in full.

7.                                      INCOME TAXES

The Company is subject to taxation in the United States and two state jurisdictions.  The preparation of tax returns requires management to interpret the applicable tax laws and regulations in effect in such jurisdictions, which could affect the amount of tax paid by the Company. Management, in consultation with its tax advisors, files its tax returns on interpretations that are believed to be reasonable under the circumstances. The tax returns, however, are subject to routine reviews by the various taxing authorities in the jurisdictions in which the Company files its returns.  As part of these reviews, a taxing authority may disagree with respect to the tax positions taken by management (“uncertain tax positions”) and therefore may require the Company to pay additional taxes. As required under applicable accounting rules, management evaluates the requirement for additional tax accruals, but for the three months ended June 30, 2009 and 2008, no accrual was recorded based on this evaluation of potential additional tax liability, including interest and penalties, which the Company could incur as a result of the ultimate resolution of its uncertain tax positions. Management reviews and updates the accrual for uncertain tax positions as more definitive information becomes available from taxing authorities, completion of tax audits, expiration of statute of limitations, or upon occurrence of other events.

The Company applies the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No.48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.”  As of June 30, 2009, there was no significant liability for income tax associated with unrecognized tax benefits. The Company recognizes accrued interest related to unrecognized tax benefits as well as any related penalties in interest income or expense in its consolidated condensed statements of operations, which is consistent with the recognition of these items in prior reporting periods.

Income taxes are provided on the earnings in the consolidated financial statements. The provision is based on the current quarter activity of the legal entities and jurisdictions in which the Company operates. Tax credits, such as Hawaii capital goods excise tax credits, are recognized as a reduction to income taxes in the year the credits are earned.  Accordingly, the effective tax rate may vary from the customary relationship between income tax expense (benefit) and pre-tax income.

With few exceptions, the Company is no longer subject to U.S. federal, state and local, and non-U.S. income tax examination by tax authorities for tax years before 2002.

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

Reconciliations between the numerator and the denominator of the basic and diluted earnings per share computations for the three months ended June 30, 2009 and June 30, 2008 are as follows:

	Three Months Ended June 30, 2009
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands)
Basic income per share	$413	5,246	$0.08
Effect of dilutive securities–Common stock options	—	49	—
Diluted income per share	$413	5,294	$0.08

	Three Months Ended June 30, 2008
	Net Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands)
Basic income per share	$271	5,242	$0.05
Effect of dilutive securities – Common stock options	—	—	—
Diluted income per share	$271	5,242	$0.05

Basic and diluted earnings per share are the same in periods of a net loss, thus there is no effect of dilutive securities when a net loss is recorded.  There were approximately 454,115 and 238,028 securities excluded from the calculation of diluted loss per share because their effect was anti-dilutive for the three months ended June 30, 2009 and 2008, respectively.

9.                                      CUSTOMER DEPOSIT

The Company received a restricted security deposit of $200,000 cash in conjunction with a sales contract dated November 1, 2007. On June 30, 2008 the contract was modified to release the restricted funds to settle outstanding accounts receivable balances and to prepay portions of new product orders from the customers. At June 30, 2008, $64,000 which includes interest earned on the deposit, remained restricted for the benefit of the customer.  At June 30, 2009, $23,000 of non-restricted prepayment funds are included in Customer deposits.

10.                              NEW ACCOUNTING PRONOUNCEMENTS

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statements No. 133.” This statement enhances the disclosure requirements for derivative instruments and hedging activities, and thereby is designed to improve the transparency of financial reporting.  SFAS No. 161 is effective for fiscal years beginning after November 15, 2008 or April 1, 2009, for the Company. The adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent events”, which established general accounting standards and disclosures for subsequent events. The Company adopted SFAS No. 165 during the second quarter of 2009. In accordance with SFAS No. 165, the Company has evaluated subsequent events through the date and time the financial statements were issued on August 13, 2009.

On June 29, 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” a replacement of SFAS No. 162.   SFAS No. 168, which establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles to be applied in the preparation of financial statements in conformity with GAAP. SFAS No. 168 becomes effective for interim and annual periods ending after September 15, 2009. At that date, all then-existing non-SEC accounting and reporting standards will be superseded by the Codification. The Company will adopt SFAS No. 168 for the interim period ending September 30, 2009. Adoption is not expected to have any material effect on the Company’s consolidated financial statements.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

This Report and other presentations made by Cyanotech Corporation (“CYAN”) and its subsidiary contain “forward-looking statements,” which include statements that are predictive in nature, depend upon or refer to future events or conditions, and usually include words such as “expects,” “anticipates,” “intends,” “plan,” “believes,” “predicts”, “estimates” or similar expressions. In addition, any statement concerning future financial performance, ongoing business strategies or prospects and possible future actions are also forward-looking statements. Forward-looking statements are based upon current expectations and projections about future events and are subject to risks, uncertainties and the accuracy of assumptions concerning CYAN and its subsidiary (collectively, the “Company”), the performance of the industry in which they do business and economic and market factors, among other things. These forward-looking statements are not guarantees of future performance.

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

These forward-looking statements are subject to risk, uncertainties and assumptions about us and our operations that are subject to change based on various important factors, some of which are beyond our control. The following factors, among others, could cause our financial performance to differ significantly from the goals, plans, objectives, intentions and expectations expressed in our forward-looking statements:

•                  The added risks associated with the current local, national and world economic crisis;

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

•                  Acts of war, terrorists incidents or natural disasters; and

•                  Other risks or uncertainties described elsewhere in this Report and in other periodic reports previously and subsequently filed by the Company with the Securities and Exchange Commission.

Overview

Comparisons of selected consolidated statements of operations data as reported herein follow for the periods indicated (dollars in thousands):

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Change

Net sales:
Spirulina products	$1,918	$2,040	(6)%
Natural astaxanthin products	2,101	1,621	30%
Other products	2	40	(95)%
Total sales, all products	$4,021	$3,701	9%

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Change

Gross profit	$1,733	$1,304	33%
Income from operations	$435	$292	49%
Net income	$413	$271	52%

Sales for the first quarter of fiscal year 2010 increased from the first quarter prior year period by $320,000 or 9% due to an increase in natural astaxanthin product sales.

Spirulina sales decreased 6% over the first quarter of fiscal year 2009, primarily due to the fulfillment of $710,000 of backlog sales orders which carried over from the March 31, 2008 into the first quarter of fiscal 2009. Spirulina sales increased 44% over the first quarter of fiscal year 2009 when adjusted for this backlog. No such backlog existed at March 31, 2009.

Natural astaxanthin product sales increased over the first quarter prior year period due to an increase in sales of both bulk and packaged astaxanthin products. Bulk product sales increased by 37% while packaged nutrition products increased by 18%.  A backlog of astaxanthin products in the amount of $209,000 at March 31, 2008 carried over into the first quarter of fiscal 2009. Astaxanthin sales increased  49% over the first quarter of fiscal year 2009 when adjusted for this backlog. The Company is focused on building market share as a nutritional brand which promotes health and well-being. Astaxanthin products are a growing segment of this market.

Gross profit margin as a percentage of sales increased to 43% for the three months ended June, 30, 2009 from 35% for the first quarter a year ago. This is the result of a sales increase for the first quarter of fiscal year 2010 of 9% coupled with  cost of products sold decrease of 5% from the first quarter of the last fiscal year. The improvement reflects the company’s increased inventory levels allowing better customer service and essentially eliminating backlog orders.  Additionally, improved production levels reduced per unit cost. Management continues researching methodology to promote and sustain production at desired capacity and quality levels.

Net income of $413,000 for the first quarter of fiscal 2010 represents an improvement of $142,000 over the first quarter of fiscal 2009 which had a net income of $271,000. The increase is the result of improved gross margins offset by some increases in operating costs.

Results of Operations

First Quarter of Fiscal 2010 Compared to First Quarter of Fiscal 2009

Net sales for the first quarter of fiscal 2010 increased to $4,021,000, a 9% increase from the $3,701,000 reported for the comparable period a year ago.  Company sales of Spirulina products for the first quarter of fiscal 2010 were $1,918,000, which is a 6% decrease from sales generated in the first quarter of fiscal 2009.  As a percentage of sales, Spirulina accounted for 48% of total sales in the first quarter of fiscal 2010, compared to 55% for the comparable period a year ago. Spirulina sales have declined as a percentage of total sales primarily due to increased sales of Natural Astaxanthin products in the first quarter of the current fiscal year and a decline in Spirulina sales as a result of backlog shipments made in the prior year fiscal quarter.

Natural astaxanthin product sales were $2,101,000 during the first quarter of 2010, a 30% increase from $1,621,000 in the first quarter of the prior year.  Natural astaxanthin product sales increased to 52% of total sales from 44% of total sales in the first quarter of fiscal 2009. This increase is the result of the Company focusing its products to build nutritional brands which promote health and well-being. Sales of packaged products increased 18% over the same period last fiscal year. Bulk sales increased as well at 37%.

International sales were 47% of total sales for the first quarter of fiscal year 2010 and 41% in the first quarter of 2009. Major customers are those equaling or exceeding 10% of the Company’s sales for the period. For the first quarter of fiscal 2010 there were no customers who had sales equal to or greater than 10% of the Company’s total sales for the quarter. Two European distributors each had sales equal to or greater than 10% of the Company’s total sales for the first quarter of fiscal year 2009.

Gross profit, derived from net sales less the cost of product sales, includes the cost of materials, direct labor, manufacturing overhead and depreciation. Gross profit for the three months ended June 30, 2009 was $1,733,000, with a gross profit margin percentage of 43%. This was an increase from gross profit margin of $1,304,000 and gross profit margin of 35% reported for the comparable prior year quarter. Sales for the first quarter of fiscal year 2010 increased 9% from the comparable prior year period while costs of products sold decreased 5% for the same respective period, resulting in the 8% improvement in gross profit margin percentage. The improvement reflects the growth and stabilization of production levels over several quarters, which results in lower costs per unit and improved margins.

Variable production costs increased 7% in the current period compared to one year ago primarily due to labor costs which increased 41% from combined pay rate increases and added personnel to achieve increased production. Fixed costs have increased by 4% primarily due to production equipment additions being depreciated. Spirulina production increased 22% and astaxanthin production increased 2% over the same quarter one year ago. Total variable and fixed costs spread over increased production units is continuing to lower individual unit costs.

Pursuant to SFAS No. 151 “Inventory Costs — an amendment of ARB No. 43, Chapter 4,” approximately $0 and $23,000 of fixed production overhead cost was charged to cost of sales during the three months ended June 30, 2009 and June 30, 2008, respectively. There were no lower of cost or market issues for the first quarters of fiscal years 2010 or 2009.

Operating expenses for the three months ended June 30, 2009 were 32% of sales or $1,298,000, compared to 27% of sales or $1,012,000 for the three months ended June 30, 2008. The increase in operating expenses in the three months ended June 30, 2009 as compared with the three months ended June 30, 2008, was primarily the result of General and administrative expenses incurred in completing the reporting requirements for the prior fiscal year, and initiation of programs in Research and development and in Sales and marketing. General and administrative expense for the first quarter 2010 increased by $187,000 from the first quarter of 2009. Research and development expense for the first quarter of 2010 increased by $44,000 from the first quarter of 2009. Management expects that Research and development expenses in future periods will focus on improved production methods.

For the three months ended June 30, 2009, the Company recorded an income tax expense of $10,000 related to Federal and state alternative minimum tax. For the three months ended June 30, 2008, an income tax receivable of $11,000 was recorded related to Federal and state tax credits.  The Company does not expect any material U.S. Federal or state income taxes to be recorded for the current fiscal year because of available net operating loss carry-forwards.

In Summary, the Company had net income of $413,000 or $0.08 per diluted share, for the three months ended June 30, 2009 compared to a net income of $271,000, or $0.05 per diluted share for the three months ended June 30, 2008.

Variability of Results

The Company has experienced significant quarterly fluctuations in operating results and such fluctuations could occur in future periods. The Company has, during its history, experienced fluctuations in operating results due to the following:  changes in sales levels to our customers, competition (both pricing, new products and other market trends), production difficulties from  increased production costs and variable production results due to inclement weather, and start up costs associated with new product introductions, new facilities and expansion into new markets. In addition, future operating results may fluctuate as a result of factors beyond the Company’s control such as foreign exchange fluctuations, changes in government regulations, and economic changes in the regions it operates in and sells to. A portion of our operating expenses are relatively fixed and the timing of increases in expense levels is based in large part on forecasts of future sales. Therefore, if net sales are below expectations in any given period, the adverse impact on results of operations may be magnified by our inability to adjust spending in certain areas meaningfully, or to adjust spending quickly enough, as in personnel and administrative costs. We may also choose to reduce prices or increase spending in response to market conditions, and these decisions may have a material adverse effect on financial condition and results of operations.

Financial Condition

Cash and cash equivalents remained consistent with levels at March 31, 2009 decreasing only $24,000 or 2%. Cash provided by operating activities of $487,000 increased $295,000 over the same quarter last fiscal year. The increase is due to the increase in net income of $142,000, plus the increase of non-cash expenses of $83,000 and the net improvement of changes in current assets and liabilities of $70,000 over the same quarter of last fiscal year.

As of June 30, 2009, the Company’s net accounts receivable increased $507,000 to $2,292,000 from $1,785,000 as of March 31, 2009. The increase in accounts receivable is primarily the result of the timing of sales for the quarter. Management believes that its accounts receivable are collectible, net of the allowance for doubtful accounts of $14,000 at June 30, 2009.

The Company’s net inventory decreased $26,000 or 1% to $3,098,000 as of June 30, 2009 compared to $3,124,000 as of March 31, 2009. The decrease in inventory during the first three months of fiscal 2010 is primarily due to an increase in sales of packaged product finished goods. This is consistent with the Company’s emphasis on nutrition products.

Cash flows used in investing activities reflect capital expenditures which totaled $358,000 during the first three months of fiscal 2010 compared to just $45,000 one year ago. Cash flows used in financing activities are attributable to debt payments during that period which were $152,000 and $138,000 for the first quarters of fiscal 2010 and 2009, respectively.

Liquidity and Capital Resources

At June 30, 2009, the Company’s working capital was $4,037,000, an increase of $145,000 compared to $3,892,000 at March 31, 2009. Cash and cash equivalents at June 30, 2009 totaled $953,000, a decrease of $24,000 from $977,000 at March 31, 2009.

The Company has two Term Loan Agreements (“Term Loans”) with a lender. These provided up to $4.6 million in combined credit facilities which are secured by substantially all the assets of the Company. The outstanding combined balance under the Term Loans as of June 30, 2009 is approximately $1,351,000. The Term Loans have maturity dates of May 1, 2010 as to $435,000 and March 1, 2015 as to $916,000 and are payable in equal monthly principal payments plus interest totaling approximately $55,000.

The interest rate under the Term Loans, in absence of a default under the agreement, is the prime rate, as defined, in effect as of the close of business on the first day of each calendar quarter, plus 1% (the prime rate was 3.25% at June 30, 2009). The Company is prohibited by the Term Loan from declaring any cash dividends without the lender’s prior written consent. A $250,000 restricted cash deposit must be held in an interest-bearing restricted cash account per the terms of the Term Loan and is included in other assets in the consolidated balance sheet at June 30, 2009.

On April 24, 2009, the Company entered into an agreement with First Hawaiian Bank for a Line of Credit in the amount of $150,000 for a term of one year. The obligation is secured by the Company’s U.S. accounts receivable and bears a variable interest rate based on prime plus 2%. There was no outstanding balance as of June 30, 2009.  The lender under the Company’s existing Term Loans has subordinated its position up to $150,000 of U.S. accounts receivable.

The Company has, as previously reported, experienced a number of factors that have negatively impacted its balance sheet and liquidity, including the following:

•                  The Company had experienced significant recurring net losses. At June 30, 2009, the Company had an accumulated deficit of $19,506,000 compared to an accumulated deficit of $19,921,000 at March 31, 2009. The accumulated deficit decreased by $415,000 for the quarter ended June 30, 2009.

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

•                  In early December 2007, the Company cut its workforce by approximately 20% to conserve liquidity and reduce costs to allow time for the Company to recover from weather related production losses. The Company has since increased its operations workforce to achieve enhanced production efficiency and effectiveness and sustain improved sales.

Sufficiency of Liquidity

Based upon our current operating plan, analysis of our consolidated financial position and projected future results of operations, we believe that our operating cash flows, cash balances, and working capital, together with a moderate amount of additional borrowing, will be sufficient to finance current operating requirements, meet debt service requirements, and make planned capital expenditures, for the next twelve (12) months. Management expects liquidity in the remainder of fiscal 2010 to be generated from operating cash flows.

Capital Resources

The Company expects fiscal 2010 capital expenditures to be approximately $1,000,000 and to be funded from operating cash flows. This includes capital expenditures in support of the Company’s normal operations, and expenditures that we may incur in conjunction with initiatives to improve gross margins and reduce expenses.

Outlook

This outlook section contains a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially.

Cyanotech Corporation’s strategic direction has always been to position itself as a world leader in the production and marketing of high-value natural products from microalgae. We are vertically aligned, producing raw materials in the form of microalgae processed at our 90-acre facility in Hawaii, and integrating those raw materials into finished products. In fiscal 2010, we will put greater emphasis on our Nutrex Hawaii consumer products. Our focus going forward will be to leverage our experience and reputation for quality, building nutritional brands which promote health and well-being. The foundation of our nutritional products is naturally cultivated Spirulina Pacifica® in powder, flake and tablet form; and BioAstin® natural astaxanthin antioxidant in extract, softgel caplet and micro-encapsulated beadlet form. Information about our Company and our products can be viewed at www.cyanotech.com and www.nutrex-hawaii.com. Consumer products can also be purchased online at www.nutrex-hawaii.com.

We are currently experiencing an upward trend in sales primarily in our Natural astaxanthin products.  The Company is focused on sustainability of its production levels in order to promote continued growth in its astaxanthin product line. The Company expects spirulina sales to remain essentially level since the product has reached a mature life cycle stage. Significant sales variability between periods and even across several periods can be expected based on historical results.

Overall costs have been increasing in part because of increasing utility, chemical, and transportation costs which reflect and respond to oil prices. We feel that these conditions will likely continue, and consequently, we are putting greater focus on cost controls and expense avoidance.

Gross profit margin percentages in fiscal year 2010 will be impacted by continued pressure on input costs and this could cause margins to decline in future periods. Management will continue its focus on health and well-being, promoting higher gross margin items. Management is dedicated to continuous improvements in process and production methods to stabilize and increase production levels for the future.

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

Management expects General and administrative expense to increase somewhat over fiscal year 2009 levels. By March 31, 2010, the Company is required to be in full compliance with the Sarbanes-Oxley Act and Rules issued there under by the SEC, including Section 404 Compliance Standards established by the Public Companies Accounting Oversight Board. The cost of attaining and maintaining such compliance could materially decrease reported net income or increase reported net losses in future periods.

The Company’s future results of operations and the other forward-looking statements contained in this Outlook, in particular the statements regarding revenues, gross margin and capital spending involve a number of risks and uncertainties. In addition to the factors discussed above, any of the following could cause actual results to differ materially: business conditions and growth in the natural products industry and in the general economy; changes in customer order patterns; changes in demand for natural products in general; changes in weather conditions; competitive factors, such as increased production capacity from competing spirulina and astaxanthin producers and the resulting impact, if any, on world market prices for these products; government actions; shortage of manufacturing capacity; and other factors beyond our control. Risk factors are discussed in detail in Item 1A in our Form 10-K report for the year ended March 31, 2009.

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

We have two term loans which adjust quarterly based on the prime rate. As such, we are exposed to the interest rate risk whereby a 1% increase in the prime rate would lead to an increase of approximately $14,000 in interest expense for the year ending March 31, 2010 (based on June 30, 2009 amounts outstanding).

Item 4.   Controls and Procedures

(a) Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15 (d)-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Security and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

This Form 10-Q should be read in conjunction with Item 9A(T) “Controls and Procedures” of the Company’s Form 10-K for the fiscal year ended March 31, 2009 filed June 25, 2009. There were no material changes in controls and procedures during the current quarter. As of June 30, 2009, management believes systems and procedures were in place to reasonably ensure accurate financial data.

As noted in prior years’ Form 10-K, errors were identified in the calculations and applications of certain accounting practices relating to the carrying value of inventory. Accordingly, the Company has taken measures over the past two years to correct the identified weakness: (1) The Company engaged the services of qualified independent consultants to advise the Company on improvements to internal controls and procedures; (2) the Company added to its staff of educated and experienced accounting personnel; and (3) consultants independent from those who assisted with improvements and procedures have tested the Company’s internal controls over financial reporting concurrent with this Form 10-Q. Based on these measures, management believes systems and procedures are in place to reasonably ensure accurate financial data. However, these controls and procedures continue to rely heavily on manual transfers of data, manual calculations and supervisory review of the work product. It is not practical to believe that such manual activities will eliminate the possibility of a material misstatement of the annual or interim financial statements.

(b) Changes to Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the current quarter that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting. The Company has undertaken to upgrade its resource management software to provide a single source for all financial data; establish access controls to data and transactions; and to automate allocations, calculations and periodic reports.  The upgrade is in process and is expected to be completed prior to March 31, 2010.

PART II.      OTHER INFORMATION

Item 1.           Legal Proceedings

None.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.           Defaults upon Senior Securities

None.

Item 4.           Submission of Matters to a Vote of Security Holders

None.

Item 5.           Other Information

The Company’s Bylaws were amended by its Board of Directors on April 30, 2009.  The Amended and Restated Bylaws (“Bylaws”), among other changes, provide an advance notice procedure for stockholders to nominate a person or persons as a director.  Procedurally, eligible stockholders must submit for actual receipt by the Company, Attention Corporate Secretary, at its principal executive office, any nomination within 120-150 days prior to the anniversary date of the prior year’s annual meeting of stockholders.  As an example, in the case of the Company’s 2010 Annual Meeting, nominations by eligible stockholders, as defined in the Bylaws, must be received no later than May 10, 2010 and no earlier than April 10, 2010, unless our Annual Meeting date occurs more than 30 days before or after September 9, 2010.  In that case, the Company must receive nominations not earlier than the close of business 120 days prior to the date of the annual meeting and not later than 90 days prior to the date of the annual meeting, or, if the first public announcement of the date of such annual meeting is less than 100 days prior to the date of such annual meeting, the tenth day following the day on which public announcement of the date of such meeting is first made by the Company.

To be in proper form, a stockholder’s notice must include specified information concerning the proposed nominee, as well as the stockholder and possibly persons affiliated with the stockholder, as described in the Bylaws.  The Company will not consider any proposed nomination that does not meet all requirements of the Bylaws and of the Securities and Exchange Commission.

Item 6.           Exhibits

a)	The following exhibits are furnished with this report:

	31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of August 13, 2009

	31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of August 13, 2009.

	32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed as of August 13, 2009.

	32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed as of August 13, 2009.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYANOTECH CORPORATION
(Registrant)

August 13, 2009	By:	/s/ Andrew H. Jacobson
(Date)		Andrew H. Jacobson
President and Chief Executive Officer

August 13, 2009	By:	/s/ Deanna L. Spooner
(Date)		Deanna L. Spooner
Vice President — Finance & Administration,
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of August 13, 2009.

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of August 13, 2009.

32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed as of August 13, 2009.

32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed as of August 13, 2009.