Form 10-Q
period 2009-09-30
CYANOTECH CORP
filed 2009-11-12
CIK 768408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended September 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

Number of common shares outstanding as of November 12, 2009:

Title of Class	Shares Outstanding
Common stock - $0.02 par value	5,249,270

CYANOTECH CORPORATION

FORM 10-Q

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

CYANOTECH CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

(Dollars in thousands except par value and number of shares)

(Unaudited)

	September 30, 2009	March 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$1,100	$977
Accounts receivable, net of allowance for doubtful accounts of $11 at September 30, 2009 and $14 at March 31, 2009	1,830	1,785
Inventories	3,521	3,124
Prepaid expenses and other	194	110
Total current assets	6,645	5,996

Equipment and leasehold improvements, net	4,583	4,316
Other assets	456	475
Total assets	$11,684	$10,787

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$471	$620
Accounts payable	773	1,040
Accrued expenses	753	444
Total current liabilities	1,997	2,104

Long-term debt, less current maturities	752	909
Total liabilities	2,749	3,013

Commitments and contingencies

Stockholders’ equity:
Common stock of $0.02 par value, shares authorized 7,500,000; 5,249,270 shares issued and outstanding at September 30, 2009 and 5,245,770 at March 31, 2009	105	105
Additional paid-in capital	27,737	27,590
Accumulated deficit	(18,907)	(19,921)
Total stockholders’ equity	8,935	7,774

Total liabilities and stockholders’ equity	$11,684	$10,787

See accompanying Notes to Consolidated Condensed Financial Statements.

CYANOTECH CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008

NET SALES	$3,925	$3,274	$7,946	$6,975
COST OF PRODUCT SALES	2,163	1,896	4,451	4,293
Gross profit	1,762	1,378	3,495	2,682

OPERATING EXPENSES:
General and administrative	778	864	1,674	1,573
Sales and marketing	303	255	624	522
Research and development	42	54	123	90
Total operating expenses	1,123	1,173	2,421	2,185

Income from operations	639	205	1,074	497

OTHER INCOME (EXPENSE):
Interest expense, net	(28)	(42)	(57)	(84)
Other income, net	—	—	17	10

Total other expense, net	(28)	(42)	(40)	(74)

Income before provision (benefit) for income taxes	611	163	1,034	423

PROVISION (BENEFIT) FOR INCOME TAXES	12	—	22	(11)

NET INCOME	$599	$163	$1,012	$434

NET INCOME PER SHARE:
Basic	$.11	$.03	$.19	$.08
Diluted	$.11	$.03	$.19	$.08

SHARES USED IN CALCULATION OF NET INCOME PER SHARE:
Basic	5,247	5,242	5,246	5,242
Diluted	5,308	5,242	5,300	5,242

See accompanying Notes to Consolidated Condensed Financial Statements.

CYANOTECH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)
(Unaudited)

	Six Months Ended September 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,012	$434
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	242	216
Amortization of debt issue costs and other assets	29	27
Issuance of common stock for services	10	—
Stock based compensation expense	138	66
Net (increase) decrease in:
Accounts receivable	(45)	(118)
Inventories	(397)	(1,012)
Prepaid expenses and other assets	(93)	262
Net increase (decrease) in:
Customer deposits	2	(80)
Accounts payable	(269)	406
Accrued expenses	309	128
Net cash provided by operating activities	938	329

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in equipment and leasehold improvements	(509)	(151)
Cash used in investing activities	(509)	(151)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(306)	(279)
Cash used in financing activities	(306)	(279)

Net increase (decrease) in cash and cash equivalents	123	(101)

Cash and cash equivalents at beginning of period	977	1,090

Cash and cash equivalents at end of period	$1,100	$989

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$35	$81
Income taxes	$30	$—

See accompanying Notes to Consolidated Condensed Financial Statements.

CYANOTECH CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

September 30, 2009
(Unaudited)

1.                                      BASIS OF PRESENTATION

The accompanying consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America (“GAAP”) for complete financial statements. The consolidated balance sheet as of March 31, 2009 was derived from the audited financial statements. These consolidated condensed financial statements and notes should be read in conjunction with the Company’s consolidated financial statements contained in the Company’s report on Form 10-K for the year ended March 31, 2009, as filed on June 25, 2009.

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

2.                                      INVENTORIES

Inventories are stated at the lower of cost (which approximates first-in, first-out) or market. Market is defined as sales price less cost to dispose and a normal profit margin.  Inventories consist of the following:

	September 30, 2009	March 31, 2009
	(in thousands)
Raw materials	$389	$323
Work in process	311	329
Finished goods	2,669	2,315
Supplies	152	157
	$3,521	$3,124

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 151 (now known as Accounting Standards Codification (“ASC”) 330-10 ), the company recognizes abnormal production costs as an expense in the period incurred. The objective of ASC 330-10 is to provide guidance on the variable and fixed costs of inventory in conjunction with variances in normal production capacity.  No fixed production related costs were charged to cost of sales for the quarters ended September 30, 2009 and 2008, respectively, and costs of $0 and $20,000 were charged to cost of sales for the six months ended September 30, 2009 and 2008, respectively, due to below normal production capacity.

3.                                      EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives for equipment and furniture and fixtures, or the shorter of the land lease term or estimated useful lives for leasehold improvements as follows:

Equipment	3 to 10 years
Furniture and fixtures	7 years
Leasehold improvements	10 to 20 years

Equipment and leasehold improvements consist of the following:

	September 30, 2009	March 31, 2009
	(in thousands)
Equipment	$6,806	$6,526
Leasehold improvements	7,713	7,580
Furniture and fixtures	123	117
	14,642	14,223
Less accumulated depreciation and amortization	(10,273)	(10,031)
Construction-in-progress	214	124
Equipment and leasehold improvements, net	$4,583	$4,316

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amount to forecasted undiscounted future cash flows expected to be generated by the asset. If the carrying amount exceeds its estimated future cash flows, then an impairment charge is recognized to the extent that the carrying amount exceeds the asset’s fair value. Management has determined no asset impairment existed as of September 30, 2009.

4.                                      LONG-TERM DEBT

Long-term debt consists of the following:

	September 30, 2009	March 31, 2009
	(in thousands)
Term loans	$1,223	$1,529
Less current maturities	(471)	(620)
Long-term debt, excluding current maturities	$752	$909

Term Loan Agreement

In April 2000, the Company executed a Term Loan Agreement (“Term Loan A”) with a lender providing for $3.5 million in aggregate credit facilities, secured by the Company’s assets. Term Loan A has a maturity date of May 1, 2010 and is payable in 120 equal monthly principal payments plus interest. The interest rate under Term Loan A, in the absence of a default under the agreement, is the prime rate, in effect as of the close of business on the first day of each calendar quarter, plus 1%. As of September 30, 2009 and March 31, 2009, the prime rate was 3.25%. The balance under this loan was $319,000 and $551,000 at September 30, 2009 and March 31, 2009, respectively. The Company is prohibited from declaring any common stock dividends without the lender’s prior written consent. A warrant to purchase 5,000 shares of the Company’s common stock was issued in conjunction with this Term Loan. The warrant expires in April 2011 and has an exercise price of $10.20 per share. The warrant may only be exercised after the Company has repaid the Term Loan in full. The credit agreement requires the Company to meet certain financial covenants. The Company was in compliance with these financial covenants at September 30, 2009.

In February 2008, the Company executed a Term Loan Agreement (“Term Loan B”) with the same lender providing for $1.1 million in aggregate credit facilities, secured by the Company’s assets. Term Loan B has a maturity date of March 1, 2015 and is payable in 84 equal monthly principal payments plus interest. The interest rate under Term Loan B, in the absence of a default under the agreement, is the prime rate in effect as of the close of business on the first day of each calendar quarter, plus 1%. The balance under this loan was $880,000 and $950,000 at September 30, 2009 and March 31, 2009, respectively. The Company is prohibited from declaring any common stock dividends without the lender’s prior written consent.

A $250,000 restricted cash deposit continues to be held to secure these loans and it is included in Other Assets in the accompanying consolidated condensed balance sheets at September 30, 2009 and March 31, 2009.

In March 2009, the Company executed a Term Loan Agreement with John Deere Credit providing for $29,340 in equipment, secured by the equipment financed. The Term Loan has a maturity date of March 25, 2013 and is payable in 48 equal monthly principal payments. The interest rate under this Term Loan is 0%.  Imputed interest at a rate of 2% (cash discount offered by seller) has been recorded and will be amortized as interest over the term of the loan. The balance under this loan was $24,000 and $28,000 at September 30, 2009 and March 31, 2009, respectively, less the unamortized discount of $1,781 and $2,053, respectively.  Amortization of discount is recognized in the income statement as interest expense and was $136 for the quarter ended September 30, 2009.

On April 24, 2009, the Company entered into an agreement with First Hawaiian Bank for a Line of Credit in the amount of $150,000 for a term of one year. The obligation is secured by the Company’s U.S. accounts receivable and bears a variable interest rate based on the prime rate plus 2%. There is no outstanding balance as of September 30, 2009.

Future principal payments under the Term Loan Agreements as of September 30, 2009 are as follows:

Payments Due	(in thousands)
Next 12 months	$471
Year 2	158
Year 3	165
Year 4	168
Year 5	172
Thereafter through 2015	89
Total principal payments	$1,223

5.                                      LEASES

The Company leases facilities, equipment and land under operating leases expiring between 2009 and 2026.  The land lease provides for contingent rental in excess of minimum rental commitments based on a percentage of the Company’s sales. Management has accrued for the estimated contingent rent as of September 30, 2009.

Future minimum lease payments under all non-cancelable operation leases at September 30, 2009 are as follows:

Payments Due	(in thousands)
Next 12 months	$167
Year 2	155
Year 3	148
Year 4	148
Year 5	148
Thereafter through 2026	1,665
Total minimum lease payments	$2,431

6.                                      SHARE-BASED COMPENSATION

The Company applies the provisions of SFAS No. 123(R), “Share-Based Payment” (now known as ASC 718-10). The objective of ASC 718-10, accounting for transactions under share based payment arrangements with employees, is to recognize in the financial statements the employee services received in exchange for equity instruments issued or liabilities incurred and the related cost to the entity as those services are consumed. If an award vests or becomes exercisable based on the achievement of a condition other than service, such as for meeting certain performance or market condition, the award is classified as a liability.  Liability-classified awards are remeasured to fair value at each balance sheet date until the award is settled. The Company currently has no liability-classified awards.  Equity-classified awards, including grants of employee stock options, are measured at the grant-date fair value of the award and are not subsequently remeasured unless an award is modified.  The cost of equity-classified awards is recognized in the income statement over the period during which an employee is required to provide the service in exchange for the award. All of the Company’s stock options are service-based awards, and because the Company’s stock options are “plain vanilla,” as defined by the U. S. Securities and Exchange Commission in Staff Accounting Bulletin No. 107, they are reflected only in Equity and Compensation Expense accounts.

Stock Options

As of September 30, 2009, the Company had the following two shareholder-approved stock plans under which shares were available for equity-based awards: the 2005 Stock Option Plan (the “2005 Plan”) wherein 700,000 shares of common stock are reserved for issuance until the plan terminates on August 21, 2015, and; The Independent Director Stock Option and Stock Grant Plan (the “2004 Plan”) wherein 75,000 shares of common stock are reserved for issuance until the plan terminates in 2014.

Under the 2005 Plan, eligible employees and certain independent consultants may be granted options to purchase shares of the Company’s common stock. The shares issuable under the 2005 Plan will either be shares of the Company’s authorized but previously unissued common stock or shares reacquired by the Company, including shares purchased on the open market.  As of September 30, 2009, 102,782 options remain available for grant under the 2005 Plan.

Under the 2004 Plan, upon election to the Board of Directors, a newly elected non-employee director is granted a ten-year option to purchase 1,000 shares of the Company’s common stock at fair market value on the date of grant. Options granted vest and become exercisable six months from the date of grant.  In addition, on the date of each Annual Meeting of Stockholders, each non-employee director continuing in office is automatically issued 875 shares of common stock, non-transferable for nine months following the date of grant.   As of September 30, 2009, 50,375 options remain available for grant under the 2004 Plan. Concurrent with the 2004 Plan approval on August 16, 2004, the 1994 Non-Employee Director Stock Option and Stock Grant Plan was terminated except for the outstanding options issued thereunder.

The following table presents shares authorized, available for future grant and outstanding under each of the Company’s plans:

	As of September 30, 2009
	Authorized	Available	Outstanding

2005 Plan	700,000	102,782	597,218
2004 Plan	75,000	50,375	1,000
1994 Plan	—	—	2,250
Total	775,000	153,157	600,468

All stock option grants made under the 2005 Plan and the 2004 Plan were at exercise prices no less than the Company’s closing stock price on the date of grant. Options under the 2005 Plan and 2004 Plan are determined by the Board of Directors or the Stock Option and Compensation Committee of the Board in accordance with the provisions of the respective plans.  The terms of each option grant include vesting, exercise, and other conditions are set forth in a Stock Option Agreement evidencing each grant. No option can have a life in excess of ten (10) years.  The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model. The model requires various assumptions, including a risk-free interest rate, the expected term of the options, the expected stock price volatility over the expected term of the options, and the expected dividend yield. Compensation expense for employee stock options is recognized ratably over the vesting term. Compensation expense recognized for options issued under the 2005 Plan was $61,000 and $138,000 for the three and six months ended September 30, 2009, respectively, and is classified as General and Administrative expense in the consolidated condensed statement of operations. Compensation expense recognized under the 2005 Plan was $66,000 for the three and six months ended September 30, 2008. There was no compensation expense recognized under the 2004 Plan for the three and six months ended September 30, 2009 and 2008.

A summary of option activity under Cyanotech Corporation’s stock option plans for the six months ended September 30, 2009 is presented below:

Option Activity	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2009	509,721	$2.11	9.0 years	$38,130
Granted	113,000	2.08	10.0 years	62,720
Exercised	—	—
Forfeited or expired	(22,253)	4.23
Outstanding at September 30, 2009	600,468	1.88	9.0 years	$457,979
Exercisable at September 30, 2009	138,511	1.46	8.5 years	$163,602

The aggregate intrinsic value in the table above is before applicable income taxes and represents the amount optionees would have received if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price of $2.64 for such day.

A summary of the Company’s non-vested options for the six months ended September 30, 2009 is presented below:

Nonvested Options	Shares	Weighted Average Grant-Date Fair Value
Nonvested at March 31, 2009	481,463	$1.30
Granted	113,000.65
Vested	(131,056)	1.10
Forfeited or expired	(1,450)	.57
Nonvested at September 30, 2009	461,957	1.20

The following table summarizes the weighted average characteristics of outstanding stock options as of September 30, 2009:

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Number of Shares	Remaining Life (Years)	Weighted Average Price	Number of Shares	Weighted Average Price
$ 1.41 - $2.60	598,718	9.0	$1.87	136,761	$1.42
$ 4.20 - $6.50	1,750	3.6	4.31	1,750	4.31
Total stock options	600,468	9.0	1.88	138,511	1.46

The range of fair value assumptions related to options granted during the three and six month periods ended September 30:

	2009		2008

Exercise Price:	$2.08		$1.41 - $2.12
Volatility:	88.9%		103.6%
Risk Free Rate:	3.13%		4.0 - 4.7%
Vesting Period:	4	years	1 – 2.7 years
Forfeiture Rate:	20%		0%
Expected Life	6.25	years	5 years

As of September 30 2009, total unrecognized stock-based compensation expense related to all unvested stock options was $315,996. Of the 461,957 unvested options at September 30, 2009, 262,112 options cliff vest as follows:  131,056 of the options have an exercise price of $2.12 and cliff vest 100% on May 16, 2010; and 131,056 of the options have an exercise price of $2.12 and cliff vest 100% on May 16, 2011. These cliff vesting options have a combined unrecognized compensation expense of $213,164 as of September 30, 2009 that will be amortized over a remaining 7 months and 19 months, respectively. The unrecognized compensation expense of $102,832 for the remaining 199,845 unvested options is expected to be amortized over a remaining weighted-average period of 3.26 years through April 29, 2013.

Warrant

The Company has outstanding a warrant to acquire 5,000 shares of common stock at $10.20 per share. The warrant was granted to lenders in connection with the Term Loan B described in Note 4.  The warrant was granted in April 2000 and expires in April 2011, and may only be exercised after the Company has repaid the Term Loan B in full.

7.             INCOME TAXES

The Company is subject to taxation in the United States and two state jurisdictions.  The preparation of income tax returns requires management to interpret the applicable tax laws and regulations in effect in such jurisdictions, which could affect the amount of tax paid by the Company. Management, in consultation with its tax advisors, files its tax returns on interpretations that are believed to be reasonable under the circumstances. The income tax returns, however, are subject to routine reviews by the various taxing authorities in the jurisdictions in which the Company files its returns.  As part of these reviews, a taxing authority may disagree with respect to the tax positions taken by management (“uncertain tax positions”) and therefore may require the Company to pay additional taxes. Management evaluates the requirement for additional tax accruals, but for the three and six months ended September 30, 2009 and 2008, no accrual was recorded based on this evaluation of potential additional tax liability, including interest and penalties, which the Company could incur as a result of the ultimate resolution of its uncertain tax positions. Management reviews and updates the accrual for uncertain tax positions as more definitive information becomes available from taxing authorities, completion of tax audits, expiration of statute of limitations, or upon occurrence of other events.

The Company applies the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No.48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (now known as ASC 740). As of September 30, 2009, there was no significant liability for income tax associated with unrecognized tax benefits. The Company recognizes accrued interest related to unrecognized tax benefits as well as any related penalties in interest income or expense in its consolidated condensed statements of operations, which is consistent with the recognition of these items in prior reporting periods.

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

Reconciliations between the numerator and the denominator of the basic and diluted earnings per share computations for the three months ended September 30, 2009 and September 30, 2008 are as follows:

	Three Months Ended September 30, 2009
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands)
Basic income per share	$599	5,247	$0.11
Effect of dilutive securities–Common stock options	—	61	—
Diluted income per share	$599	5,308	$0.11

	Three Months Ended September 30, 2008
	Net Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands)
Basic income per share	$163	5,242	$0.03
Effect of dilutive securities – Common stock options	—	—	—
Diluted income per share	$163	5,242	$0.03

Reconciliations between the numerator and the denominator of the basic and diluted earnings per share computations for the six months ended September 30, 2009 and September 30, 2008 are as follows:

	Six Months Ended September 30, 2009
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands)
Basic income per share	$1,012	5,246	$0.19
Effect of dilutive securities–Common stock options	—	54	—
Diluted income per share	$1,012	5,300	$0.19

	Six Months Ended September 30, 2008
	Net Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands)
Basic income per share	$434	5,242	$0.08
Effect of dilutive securities – Common stock options	—	—	—
Diluted income per share	$434	5,242	$0.08

Basic and diluted earnings per share are the same in periods of a net loss, thus there is no effect of dilutive securities when a net loss is recorded.  There were approximately 382,362 and 474,221 securities excluded from the calculation of diluted loss per share because their effect was anti-dilutive for the three and six months ended September 30, 2009 and 2008, respectively.

9.            NEW ACCOUNTING PRONOUNCEMENTS

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statements No. 133” (now known as ASC 815 ). ASC 815 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The new standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of ASC 815 effective January 1, 2009 did not have a material impact on the Company’s financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent events”, (now known as ASC 855 ). The objective of this Statement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth: 1. the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, 2. the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and 3. the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. The Company adopted ASC 855 during the second quarter of 2009. The adoption of ASC 855 did not have a material impact on the Company’s financial statements or condition. In accordance with ASC 855, management has evaluated subsequent events through the date and time the financial statements were issued on November 12, 2009, and is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

On June 29, 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” a replacement of SFAS No. 162 (now known as ASC 105-10). ASC 105-10 provides for the FASB Accounting Standards Codification (the “Codification”) to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (GAAP). The Codification did not change GAAP but reorganizes the literature. ASC 105-10 is effective for interim and annual periods ending after September 15, 2009. Our adoption of the codification did not impact our financial position or results of operations.

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

These forward-looking statements are subject to risk, uncertainties and assumptions about us and our operations that are subject to change based on various important factors, some of which are beyond our control. The following factors, among others, could cause our financial performance to differ significantly from the goals, plans, objectives, intentions and expectations expressed in our forward-looking statements:

•                  The added risks associated with the current local, national and world economic crisis, including but not limited to the volatility of crude oil prices;

•                  The effects of competition, including locations of competitors and operating and market competition;

•                  Environmental restrictions, soil and water conditions, variations in daylight hours and seasonal weather patterns, particularly heavy rains wind and other hazards;

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

Overview

Comparisons of selected consolidated statements of operations data as reported herein follow for the periods indicated (dollars in thousands):

	Three Months Ended
	September 30, 2009	September 30, 2008	Change
Net sales:
Spirulina products	$1,958	$1,644	19%
Natural astaxanthin products	1,956	1,621	21%
Other products	11	9	22%
Total sales, all products	$3,925	$3,274	20%

Gross profit	$1,762	$1,378	28%
Income from operations	$639	$205	212%
Net income	$599	$163	267%

	Six Months Ended
	September 30, 2009	September 30, 2008	Change
Net sales:
Spirulina products	$3,876	$3,684	5%
Natural astaxanthin products	4,057	3,242	25%
Other products	13	49	(73)%
Total sales, all products	$7,946	$6,975	14%

Gross profit	$3,495	$2,682	30%
Income from operations	$1,074	$497	116%
Net income	$1,012	$434	133%

Sales continued to improve in the second quarter and six month period ending September 30, 2009 over the second quarter and six month period ending September 30, 2008 with increases in both spirulina and natural astaxanthin product sales.

Spirulina sales increased overall for both the three and six month periods over one year ago due to bulk product sales increases offset by packaged products decreases from reductions in private label customer sales.

Natural astaxanthin products showed increases in both bulk product sales and packaged nutrition product sales over the same three and six month periods of the last fiscal year.  The Company is focused on building market share as a nutritional brand which promotes health and well-being. Astaxanthin products are a growing segment of this market.

Gross profit margin as a percentage of sales increased by 3% and 6% for the three months and six months ended September, 30, 2009 over the same periods a year ago. The increases are a combined result of price increases instituted in the middle of the last fiscal year, improved production levels allowing for increased inventory levels to meet customer demand and reduced per unit product costs. Management continues researching methodology to promote and sustain production at desired capacity and quality levels.

Net income improvements of the current year three and six month periods over the corresponding periods of last fiscal year are the result of increased sales and improved gross profit margin out pacing increases experienced in operating expenses.

Results of Operations

Second Quarter of Fiscal 2010 Compared to Second Quarter of Fiscal 2009

Net sales for the second quarter of fiscal 2010 increased to $3,925,000, a 20% increase from the $3,274,000 reported for the comparable period a year ago.  Spirulina product sales for the second quarter of fiscal 2010 were $1,958,000, which is a 19% increase from sales generated in the second quarter of fiscal 2009.  Bulk spirulina sales increased 38% while packaged spirulina products decreased by ll% primarily due to reductions of foreign private label product sales. The Company’s own Nutrex brand products increased 14% over sales in the comparable period a year ago. As a percentage of sales, Spirulina accounted for 50% of total sales in the second quarter of fiscal 2010, compared to 50% for the comparable period a year ago.

Natural astaxanthin product sales were $1,956,000 during the second quarter of 2010, a 21% increase from $1,621,000 in the second quarter of the prior year.  Bulk product sales increased 19% and packaged nutrition product sales increased 24%.  Improved production has allowed the company to increase astaxanthin packaged products inventory and sales.  Natural astaxanthin product sales remain at 50% of total sales, the same as in the second quarter of fiscal 2009.

International sales were 37% of total sales for the second quarter of fiscal year 2010 and 52% in the second quarter of 2009. International sales decreased as a result of reduction in orders from two European customers.  Major customers are those equaling or exceeding 10% of the Company’s sales for the period. For the second quarter of fiscal 2010 one domestic customer had sales equal to or greater than 10% of the Company’s total sales for the quarter. Two European distributors each had sales equal to or greater than 10% of the Company’s total sales for the second quarter of fiscal year 2009.

Gross profit for the three months ended September 30, 2009 was $1,762,000, with a gross profit margin percentage of 45%. This was an increase from gross profit of $1,378,000 and gross profit margin of 42% reported for the comparable prior year quarter. Sales for the second quarter of fiscal year 2010 increased 20% from the comparable prior year period while costs of products sold increased only 14% for the same respective period, resulting in the 3% improvement in gross profit margin percentage. The improvement reflects the growth and stabilization of production levels over several quarters, which results in lower costs per unit and improved margins.

Variable production costs decreased 6% in the current period compared to one year ago.  The decrease is primarily due to the combined result of  three factors:  chemical costs which decreased 20% from favorable weather conditions: utility rates were lower than the comparable prior year period; and labor costs increased from combined pay rate increases and added personnel to achieve increased production. Fixed costs have increased by 13% primarily due to depreciation of production equipment additions. Spirulina production increased 6% and astaxanthin production increased 5% over the same quarter one year ago. Total variable and fixed costs spread over increased production units is continuing to lower individual unit costs.

Operating expenses for the three months ended September 30, 2009 were 29% of sales or $1,123,000, compared to 36% of sales or $1,173,000 for the three months ended September 30, 2008. The 4% decrease in operating expenses in the three months ended September 30, 2009 as compared with the three months ended September 30, 2008, was primarily the result of reduced General and administrative expenses incurred.  General and administrative expense for the second quarter fiscal 2010 decreased by $86,000 from the second quarter of fiscal 2009 primarily due to reductions in service costs associated with the Company’s proxy filing and annual meeting. Research and development expense for the second quarter of fiscal 2010 decreased by $11,000 or 20% as a result of the temporary allocation of R&D resources to facilitate increased production from the second quarter of 2009.  Sales and marketing expense increased $48,000 or 19% as a result of reinstituting marketing programs to expand consumer awareness from the second quarter of 2009.

For the three months ended September 30, 2009, the Company recorded an income tax expense of $12,000 related to Federal and state alternative minimum tax. No expense or benefit from income taxes was recorded in the three months ended September 30, 2008. The Company does not expect any material U.S. Federal or state income taxes to be recorded for the current fiscal year because of available net operating loss carry-forwards.

The Company had net income of $599,000 or $0.11 per diluted share, for the three months ended September 30, 2009 compared to a net income of $163,000, or $0.03 per diluted share for the three months ended September 30, 2008.

Six Months Ended September 30, 2009 Compared to Six Months Ended September 30, 2008

Net sales for the six months ended September 30, 2009 were $7,946,000, an increase of 14% from sales of $6,975,000 reported for the comparable period a year ago.  The increase in sales over the prior year’s six-month period was the result of increased sales of both spirulina, (5% increase) and natural astaxanthin products (25% increase).  Spirulina bulk sales increased 11% while packaged nutrition products decreased 4% directly related to decreases in private label product sales.  Astaxanthin bulk sales increased 28% while packaged nutrition product sales increased 19%, both primarily the result of improved production and available inventory.

International sales represented 43% of net sales for the six months ended September 30, 2009 compared to 46% for the same period a year ago.  For the six months ended September 30, 2009 and September 30, 2008, two European distributors accounted for 6% and 13% of total sales, respectively.

For the six months ended September 30, 2009, cost of sales decreased as a percentage of sales by 6% from the comparable prior year period.  For the six months ended September 30, 2009, variable production costs increased 2% primarily due to increase in labor costs from combined pay rate increases and added personnel to achieve increased production. For the six months ended September 30, 2009, fixed cost overhead increased 19% primarily due to depreciation of production equipment additions.

Operating expenses for the six months ended September 30, 2009 were $2,421,000, an increase of $236,000 or 11% from the comparable prior year period.  Sales and marketing expense increased by $102,000 or 20% as a result of reinstituting marketing programs to expand consumer awareness.  General and administrative expense increased $101,000 or 6% due to increased compensation expenses offset by reductions in contractual services related to public company reporting. Research and development expense increased $33,000 or 37% from the comparable prior period, due to initiation of a product use research study being conducted at a California university.  While it is our goal to contain discretionary operating spending, it may become necessary for the Company to selectively increase spending in some or all of these areas to remain competitive and to comply with regulatory requirements.

Net other expense, which includes interest on the Company’s debt, for the six months ended September 30, 2009 decreased by 46% to $40,000 from $74,000 for the same prior year period. The current year decrease represents reduced interest as the Company pays down the outstanding balances of its long-term debt.

For the six months ended September 30, 2009, the Company recorded an income tax expense of $22,000 related to Federal and state alternative minimum tax. An income tax benefit of $11,000 was recorded for the same period of the prior year.  The Company does not expect any material United States income taxes for the current fiscal year as a result of available net operating loss carry-forwards.

The Company recorded net income of $1,012,000 or $0.19 per diluted share for the six month period ended September 30, 2009. For the same period a year ago the Company reported net income of $434,000 or $0.8 per diluted share.

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

Financial Condition

Cash and cash equivalents increased $123,000 or 13% to $1,100,000 at September 30, 2009, from $977,000 at March 31, 2009.  Cash provided by operating activities of $938,000 increased $609,000 over the same six month period of last fiscal year. The increase is due to the increase in net income of $578,000 and an increase of non-cash expenses of $115,000 over the same six month period of last fiscal year, offset by a net cash usage due to changes in current assets and liabilities.

As of September 30, 2009, the Company’s net accounts receivable increased $45,000 to $1,830,000 from $1,785,000 as of March 31, 2009. The increase in accounts receivable is primarily the result of the timing of sales for the quarter. Management believes that its accounts receivable are collectible, net of the allowance for doubtful accounts of $11,000 at September 30, 2009.

The Company’s net inventory increased $397,000 or 13% to $3,521,000 as of September 30, 2009 compared to $3,124,000 as of March 31, 2009. The increase in inventory during the first six months of fiscal 2010 is primarily due to an increase in spirulina production during the quarter and timing of large astaxanthin bulk orders.

Cash flows used in investing activities reflect capital expenditures which totaled $509,000 during the first six months of fiscal 2010 compared to just $151,000 one year ago. Cash flows used in financing activities are attributable exclusively to debt repayments of $306,000 and $279,000 for the first six months of fiscal 2010 and 2009, respectively.

Liquidity and Capital Resources

At September 30, 2009, the Company’s working capital was $4,648,000, an increase of $756,000 compared to $3,892,000 at March 31, 2009. Cash and cash equivalents at September 30, 2009 totaled $1,100,000 an increase of $123,000 from $977,000 at March 31, 2009.

The Company has two Term Loan Agreements (“Term Loans”) with a lender. These provided up to $4.6 million in combined credit facilities which are secured by substantially all the assets of the Company. The outstanding combined balance under the Term Loans as of September 30, 2009 is approximately $1,198,000. The Term Loans have maturity dates of May 1, 2010 as to $318,000 and March 1, 2015 as to $880,000 and are payable in equal monthly principal payments plus interest totaling approximately $55,000.

The interest rate under the Term Loans, in absence of a default under the agreement, is the prime rate, as defined, in effect as of the close of business on the first day of each calendar quarter, plus 1% (the prime rate was 3.25% at September 30, 2009). The Company is prohibited by the Term Loan from declaring any cash dividends without the lender’s prior written consent. A $250,000 restricted cash deposit must be held in an interest-bearing restricted cash account per the terms of the Term Loan and is included in other assets in the consolidated balance sheet at September 30, 2009.

On April 24, 2009, the Company entered into an agreement with First Hawaiian Bank for a Line of Credit in the amount of $150,000 for a term of one year. The obligation is secured by the Company’s U.S. accounts receivable and bears a variable interest rate based on prime plus 2%. There was no outstanding balance as of September 30, 2009.  The lender under the Company’s existing Term Loans has subordinated its position up to $150,000 of U.S. accounts receivable.

The Company has, as previously reported, experienced a number of factors that have negatively impacted its balance sheet and liquidity, including the following:

•                  The Company had experienced significant recurring net losses over extended periods preceding the most recent seven quarters. At September 30, 2009, the Company had an accumulated deficit of $18,907,000 compared to an accumulated deficit of $19,921,000 at March 31, 2009. The accumulated deficit decreased by $599,000 for the quarter ended September 30, 2009.

•                  Material weaknesses in its internal controls, as previously reported, caused the Company to experience delays in completing its consolidated financial statements and filing periodic reports with the SEC on a timely basis for periods prior to fiscal year end March 31, 2008. At present the Company maintains that more rigorous emphasis on improving the capabilities of existing data systems and procedures will ultimately correct the material weakness. Accordingly, the Company continues to expend substantial human resources and to experience higher than expected fees for audit services.

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

Cyanotech Corporation’s strategic direction has been to position itself as a world leader in the production and marketing of high-value natural products from microalgae. We are vertically aligned, producing raw materials in the form of microalgae processed at our 90-acre facility in Hawaii, and integrating those raw materials into finished products. In fiscal 2010, we will put greater emphasis on our Nutrex Hawaii consumer products. Our focus going forward will be to leverage our experience and reputation for quality, building nutritional brands which promote health and well-being. The foundation of our nutritional products is naturally cultivated Spirulina Pacifica® in powder, flake and tablet form; and BioAstin® natural astaxanthin antioxidant in extract, softgel caplet and micro-encapsulated beadlet form. Information about our Company and our products can be viewed at www.cyanotech.com and www.nutrex-hawaii.com. Consumer products can also be purchased online at www.nutrex-hawaii.com.

We are currently experiencing an upward trend in sales primarily in our Natural astaxanthin products. The Company is focused on sustainability of its production levels in order to promote continued growth in its astaxanthin product line. The Company expects spirulina sales to remain essentially level since the product has reached a mature life cycle stage. The Company will continue to promote the nutritional superiority of Hawaiian grown spirulina to maintain and expand market share. Significant sales variability between periods and even across several periods can be expected based on historical results.

Rising crude oil prices in the last fiscal year resulted in increased nutrient, utility and transportation costs which reflect and respond to oil prices. We feel that these conditions are likely to occur again in the near or distant future, and consequently, we are putting greater focus on cost controls and expense avoidance.

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

Producing the highest quality microalgae is a complex biological process which requires balancing numerous factors including microalgal strain variation, temperature, acidity, nutrient and other environmental considerations, some of which are not within the Company’s control. An imbalance or unexpected event can occur resulting in production levels below normal capacity. The allocation of fixed production overheads (such as depreciation and general insurance) to inventories is determined based on normal production capacity. When the Company’s production volumes are below normal capacity limits, certain fixed production overhead costs cannot be inventoried and are recorded immediately in cost of sales. In addition, when production costs exceed historical averages, management evaluates whether such costs are one-time-period charges or an ongoing component of inventory cost.

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

Management expects General and administrative expense to increase somewhat over fiscal year 2009 levels. By March 31, 2011, the Company is required to be in full compliance with the Sarbanes-Oxley Act and Rules issued there under by the SEC, including Section 404 Compliance Standards established by the Public Companies Accounting Oversight Board. The cost of attaining and maintaining such compliance could materially decrease reported net income or increase reported net losses in future periods.

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

We have two term loans which adjust quarterly based on the prime rate. As such, we are exposed to the interest rate risk whereby a 1% increase in the prime rate would lead to an increase of approximately $12,000 in interest expense for the year ending March 31, 2010 (based on September 30, 2009 amounts outstanding).

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

This Form 10-Q should be read in conjunction with Item 9A(T) “Controls and Procedures” of the Company’s Form 10-K for the fiscal year ended March 31, 2009 filed June 25, 2009. There were no material changes in controls and procedures during the current quarter. As of September 30, 2009, management believes systems and procedures were in place to reasonably ensure accurate financial data.

As noted in prior years’ Forms 10-K, errors were identified in the calculations and applications of certain accounting practices relating to the carrying value of inventory. Accordingly, the Company has taken measures over the past two years to correct the identified weakness: (1) The Company engaged the services of qualified independent consultants to advise the Company on improvements to internal controls and procedures; (2) the Company added to its staff of educated and experienced accounting personnel; and (3) consultants independent from those who assisted with improvements and procedures have tested the Company’s internal controls over financial reporting concurrent with this Form 10-Q. Based on these measures, management believes systems and procedures are in place to reasonably ensure accurate financial data. However, these controls and procedures continue to rely heavily on manual transfers of data, manual calculations and supervisory review of the work product. It is not practical to believe that such manual activities will eliminate the possibility of a material misstatement of the annual or interim financial statements.

(b) Changes to Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the current quarter that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting. The Company has undertaken to upgrade its resource management software to provide a single source for all financial data; establish access controls to data and transactions; and to automate allocations, calculations and periodic reports.  The upgrade is in process and is progressing.  It is expected to be completed prior to March 31, 2010.

PART II.                   OTHER INFORMATION

Item 1.           Legal Proceedings

None.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.           Defaults upon Senior Securities

None.

Item 4.           Submission of Matters to a Vote of Security Holders

On September 9, 2009, the following matters were submitted and voted by stockholders entitled to vote at the Company’s Annual Meeting of Stockholders:

a)                    The following directors were elected to serve until the next Annual Meeting or until their successors are elected.

	For Votes	Withheld Votes
Gerald R. Cysewski	4,289,958	27,557
Michael A. Davis	3,783,840	533,675
Andrew H. Jacobson	4,283,346	34,169
Gregg W. Robertson	3,692,182	625,333
David I. Rosenthal	3,691,068	626,447
John T. Waldron	3,690,886	626,629

b)                   Ratification of the selection of Grant Thornton LLP as the Company’s Independent Registered Public Accounting Firm for the fiscal year ending March 31, 2010.  The vote on the ratification was 4,290,474 for, 25,431 against, and 1,610 abstaining.

Item 5.           Other Information

None

Item 6.           Exhibits

a)	The following exhibits are furnished with this report:

	31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of November 12, 2009

	31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of November 12, 2009.

	32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed as of November 12, 2009.

	32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed as of November 12, 2009.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYANOTECH CORPORATION
(Registrant)

November 12, 2009	By:	/s/ Andrew H. Jacobson
(Date)		Andrew H. Jacobson
President and Chief Executive Officer

November 12, 2009	By:	/s/ Deanna L. Spooner
(Date)		Deanna L. Spooner
Vice President — Finance & Administration,
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of November 12, 2009.

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of November 12, 2009.

32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed as of November 12, 2009.

32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed as of November 12, 2009.