Form 10-Q
period 2009-12-31
CYANOTECH CORP
filed 2010-02-11
CIK 768408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended December 31, 2009

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

Number of common shares outstanding as of February 11, 2010:

Title of Class	Shares Outstanding
Common stock - $0.02 par value	5,249,270

CYANOTECH CORPORATION

FORM 10-Q

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

CYANOTECH CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

(Dollars in thousands except par value and number of shares)

(Unaudited)

	December 31, 2009	March 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$791	$977
Accounts receivable, net of allowance for doubtful accounts of $10 at December 31, 2009 and $14 at March 31, 2009	2,386	1,785
Inventories	3,844	3,124
Prepaid expenses and other	201	110
Total current assets	7,222	5,996

Equipment and leasehold improvements, net	4,701	4,316
Other assets	441	475
Total assets	$12,364	$10,787

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$354	$620
Accounts payable	1,011	1,040
Accrued expenses	686	444
Total current liabilities	2,051	2,104

Long-term debt, less current maturities	713	909
Total liabilities	2,764	3,013

Commitments and contingencies

Stockholders’ equity:
Common stock of $0.02 par value, shares authorized 7,500,000; 5,249,270 shares issued and outstanding at December 31, 2009 and 5,245,770 shares at March 31, 2009	105	105
Additional paid-in capital	27,797	27,590
Accumulated deficit	(18,302)	(19,921)
Total stockholders’ equity	9,600	7,774

Total liabilities and stockholders’ equity	$12,364	$10,787

See accompanying Notes to Consolidated Condensed Financial Statements.

CYANOTECH CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008

NET SALES	$3,982	$3,553	$11,928	$10,528
COST OF PRODUCT SALES	2,232	1,987	6,683	6,280
Gross profit	1,750	1,566	5,245	4,248

OPERATING EXPENSES:
General and administrative	716	647	2,390	2,220
Sales and marketing	336	298	961	820
Research and development	66	65	188	155
Total operating expenses	1,118	1,010	3,539	3,195

Income from operations	632	556	1,706	1,053

OTHER INCOME (EXPENSE):
Interest expense, net	(26)	(39)	(83)	(123)
Other income, net	6	—	23	10

Total other expense, net	(20)	(39)	(60)	(113)

Income before provision (benefit) for income taxes	612	517	1,646	940

PROVISION (BENEFIT) FOR INCOME TAXES	7	3	29	(8)

NET INCOME	$605	$514	$1,617	$948

NET INCOME PER SHARE:
Basic	$.12	$.10	$.31	$.18
Diluted	$.11	$.10	$.30	$.18

SHARES USED IN CALCULATION OF NET INCOME PER SHARE:
Basic	5,249	5,246	5,247	5,243
Diluted	5,403	5,246	5,317	5,246

See accompanying Notes to Consolidated Condensed Financial Statements.

CYANOTECH CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Dollars in thousands)
(Unaudited)

	Nine Months Ended December 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,617	$948
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	374	324
Amortization of debt issue costs and other assets	43	41
Issuance of common stock for services	10	—
Stock based compensation expense	198	156
Net (increase) decrease in:
Accounts receivable	(601)	(404)
Inventories	(720)	(1,499)
Prepaid expenses and other assets	(99)	129
Net increase (decrease) in:
Customer deposits	1	(205)
Accounts payable	(29)	408
Accrued expenses	241	41
Net cash provided by (used in) operating activities	1,035	(61)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in equipment and leasehold improvements	(759)	(331)
Cash used in investing activities	(759)	(331)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(462)	(422)
Cash used in financing activities	(462)	(422)

Net increase (decrease) in cash and cash equivalents	186	(814)

Cash and cash equivalents at beginning of period	977	1,090

Cash and cash equivalents at end of period	$791	$276

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$49	$110
Income taxes	$30	$—

See accompanying Notes to Consolidated Condensed Financial Statements.

CYANOTECH CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

December 31, 2009
(Unaudited)

1.                                      BASIS OF PRESENTATION

The accompanying consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America (“GAAP”) for complete financial statements. The consolidated condensed balance sheet as of March 31, 2009 was derived from the audited financial statements. These consolidated condensed financial statements and notes should be read in conjunction with the Company’s consolidated financial statements for the year ended March 31, 2009, contained in the Company’s report on Form 10-K as filed on June 25, 2009.

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

2.                                      INVENTORIES

Inventories are stated at the lower of cost (which approximates first-in, first-out) or market. Market is defined as sales price less cost to dispose and a normal profit margin.  Inventories consist of the following:

	December 31, 2009	March 31, 2009
	(in thousands)
Raw materials	$512	$323
Work in process	316	329
Finished goods	2,884	2,315
Supplies	132	157
	$3,844	$3,124

The Company recognizes abnormal production costs including fixed cost variances from normal production capacity as an expense in the period incurred. Approximately $0 and $18,000 of fixed production related costs were charged to cost of sales for the quarters ended December 31, 2009 and 2008, respectively, and costs of $0 and $40,000 were charged to cost of sales for the nine months ended December 31, 2009 and 2008, respectively, due to below normal production capacity.

3.                                      EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives for equipment and furniture and fixtures, or the shorter of the land lease term or estimated useful lives for leasehold improvements as follows:

Equipment	3 to 10 years
Furniture and fixtures	7 years
Leasehold improvements	10 to 20 years

Equipment and leasehold improvements consist of the following:

	December 31, 2009	March 31, 2009
	(in thousands)
Equipment	$6,896	$6,526
Leasehold improvements	7,790	7,580
Furniture and fixtures	124	117
	14,810	14,223
Less accumulated depreciation and amortization	(10,405)	(10,031)
Construction-in-progress	296	124
Equipment and leasehold improvements, net	$4,701	$4,316

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amount to forecasted undiscounted future cash flows expected to be generated by the asset. If the carrying amount exceeds its estimated future cash flows, then an impairment charge is recognized to the extent that the carrying amount exceeds the asset’s fair value. Management has determined that no asset impairment existed as of December 31, 2009.

4.                                      LONG-TERM DEBT

Long-term debt consists of the following:

	December 31, 2009	March 31, 2009
	(in thousands)
Term loans	$1,067	$1,529
Less current maturities	(354)	(620)
Long-term debt, excluding current maturities	$713	$909

Term Loan Agreement

In April 2000, the Company executed a Term Loan Agreement (“Term Loan A”) with a lender providing for $3.5 million in aggregate credit facilities, secured by the Company’s assets. Term Loan A has a maturity date of May 1, 2010 and is payable in 120 equal monthly principal payments plus interest. The interest rate under Term Loan A, in the absence of a default under the agreement, is the prime rate, in effect as of the close of business on the first day of each calendar quarter, plus 1%. As of December 31, 2009 the prime rate was 3.25%. The balance under this loan was $200,000 and $551,000 at December 31, 2009 and March 31, 2009, respectively. The Company is prohibited from declaring any common stock dividends without the lender’s prior written consent. A warrant to purchase 5,000 shares of the Company’s common stock was issued in conjunction with this Term Loan. The warrant expires in April 2011 and has an exercise price of $10.20 per share. The warrant may only be exercised after the Company has repaid the Term Loan in full. The credit agreement requires the Company to meet certain financial covenants. The Company was in compliance with these financial covenants at December 31, 2009.

In February 2008, the Company executed a Term Loan Agreement (“Term Loan B”) with the same lender providing for $1.1 million in aggregate credit facilities, secured by the Company’s assets. Term Loan B has a maturity date of March 1, 2015 and is payable in 84 equal monthly principal payments plus interest. The interest rate under Term Loan B, in the absence of a default under the agreement, is the prime rate in effect as of the close of business on the first day of each calendar quarter, plus 1%. The balance under this loan was $845,000 and $950,000 at December 31, 2009 and March 31, 2009, respectively. The Company is prohibited from declaring any common stock dividends without the lender’s prior written consent.

A $250,000 restricted cash deposit continues to be held to secure these loans and it is included in Other Assets in the accompanying consolidated condensed balance sheets at December 31, 2009 and March 31, 2009.

In March 2009, the Company executed a Term Loan Agreement with John Deere Credit providing for $29,340 in equipment, secured by the equipment financed. The Term Loan has a maturity date of March 25, 2013 and is payable in 48 equal monthly principal payments. The interest rate under this Term Loan is 0%.  Imputed interest at a rate of 2% (cash discount offered by seller) has been recorded and will be amortized as interest over the term of the loan. The balance under this loan was $24,000 and $28,000 at December 31, 2009 and March 31, 2009, respectively, less the unamortized discount of $1,645 and $2,053, respectively.  Amortization of discount is recognized in the income statement as interest expense and was $136 for the quarter ended December 31, 2009.

On April 24, 2009, the Company entered into an agreement with First Hawaiian Bank for a Line of Credit in the amount of $150,000 for a term of one year. The obligation is secured by the Company’s U.S. accounts receivable and bears a variable interest rate based on the prime rate plus 2%. There is no outstanding balance as of December 31, 2009.

Future principal payments under the Term Loan Agreements as of December 31, 2009 are as follows:

Payments Due	(in thousands)
Next 12 months	$354
Year 2	160
Year 3	166
Year 4	168
Year 5	174
Thereafter through 2015	45
Total principal payments	$1,067

5.                                      LEASES

The Company leases facilities, equipment and land under operating leases expiring between 2009 and 2026.  The land lease provides for contingent rental in excess of minimum rental commitments based on a percentage of the Company’s sales. Management has accrued for the estimated contingent rent as of December 31, 2009.

Future minimum lease payments under all non-cancelable operation leases at December 31, 2009 are as follows:

Payments Due	(in thousands)
Next 12 months	$164
Year 2	152
Year 3	148
Year 4	148
Year 5	148
Thereafter through 2026	1,221
Total minimum lease payments	$1,981

6.                                      SHARE-BASED COMPENSATION

The Company applies the provisions of Financial Accounting Standards Board Accounting Standards Codification, (ASC 718-10), “Compensation — Stock Compensation.”  The objective of ASC 718-10, accounting for transactions under share based payment arrangements with employees, is to recognize in the financial statements the employee services received in exchange for equity instruments issued or liabilities incurred and the related cost to the entity as those services are consumed based on fair value. If an award vests or becomes exercisable based on the achievement of a condition other than service, such as for meeting certain performance or market condition, the award is classified as a liability.  Liability-classified awards are remeasured to fair value at each balance sheet date until the award is settled. The Company currently has no liability-classified awards.  Equity-classified awards, including grants of employee stock options, are measured at the grant-date fair value of the award and are not subsequently remeasured unless an award is modified.  The cost of equity-classified awards is recognized in the income statement over the period during which an employee is required to provide the service in exchange for the award. All of the Company’s stock options are service-based awards, and because the Company’s stock options are “plain vanilla,” as defined by the U. S. Securities and Exchange Commission in Staff Accounting Bulletin No. 107, they are reflected only in Equity and Compensation Expense accounts.

Stock Options

As of December 31, 2009, the Company had the following two shareholder-approved stock plans under which shares were available for equity-based awards: the 2005 Stock Option Plan (the “2005 Plan”) wherein 700,000 shares of common stock are reserved for issuance until the plan terminates on August 21, 2015, and; The Independent Director Stock Option and Stock Grant Plan (the “2004 Plan”) wherein 75,000 shares of common stock are reserved for issuance until the plan terminates in 2014.

Under the 2005 Plan, eligible employees and certain independent consultants may be granted options to purchase shares of the Company’s common stock. The shares issuable under the 2005 Plan will either be shares of the Company’s authorized but previously unissued common stock or shares reacquired by the Company, including shares purchased on the open market.  As of December 31, 2009, 106,632 options remain available for grant under the 2005 Plan.

Under the 2004 Plan, upon election to the Board of Directors, a newly elected non-employee director is granted a ten-year option to purchase 1,000 shares of the Company’s common stock at fair market value on the date of grant. Options granted vest and become exercisable six months from the date of grant.  In addition, on the date of each Annual Meeting of Stockholders, each non-employee director continuing in office is automatically issued 875 shares of common stock, non-transferable for nine months following the date of grant.  As of December 31, 2009, 50,375 options remain available for grant under the 2004 Plan. Concurrent with the 2004 Plan approval on August 16, 2004, the 1994 Non-Employee Director Stock Option and Stock Grant Plan was terminated except for the outstanding options issued thereunder.

The following table presents shares authorized, available for future grant and outstanding under each of the Company’s plans:

	As of December 31, 2009
	Authorized	Available	Outstanding

2005 Plan	700,000	106,632	593,368
2004 Plan	75,000	50,375	1,000
1994 Plan	—	—	2,250
Total	775,000	157,007	596,618

All stock option grants made under the 2005 Plan and the 2004 Plan were at exercise prices no less than the Company’s closing stock price on the date of grant. Options under the 2005 Plan and 2004 Plan are determined by the Board of Directors or the Stock Option and Compensation Committee of the Board in accordance with the provisions of the respective plans.  The terms of each option grant include vesting, exercise, and other conditions are set forth in a Stock Option Agreement evidencing each grant. No option can have a life in excess of ten (10) years.  The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model. The model requires various assumptions, including a risk-free interest rate, the expected term of the options, the expected stock price volatility over the expected term of the options, and the expected dividend yield. Compensation expense for employee stock options is recognized ratably over the vesting term. Compensation expense recognized for options issued under the 2005 Plan was $60,000 and $91,000 for the three months ended December 31, 2009 and 2008, respectively, and $198,000 and $156,000 for the nine months ended December 31, 2009 and 2008, respectively, and is classified as General and Administrative expense in the consolidated condensed statement of operations. Compensation expense of $9,000 and $7,000 was recognized under the 2004 Plan for the nine months ended December 31, 2009 and 2008, respectively.

A summary of option activity under Cyanotech Corporation’s stock option plans for the nine months ended December 31, 2009 is presented below:

Option Activity	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2009	509,721	$2.11	9.0 years	$—
Granted	113,000	2.08	10.0 years	361,600
Exercised	—	—	—	—
Forfeited or expired	(26,103)	3.90	—	—
Outstanding at December 31, 2009	596,618	1.88	8.7 years	$2,030,487
Exercisable at December 31, 2009	143,426	1.46	8.3 years	$547,758

The aggregate intrinsic value in the table above is before applicable income taxes and represents the amount optionees would have received if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price of $5.28 for such day.

A summary of the Company’s non-vested options for the nine months ended December 31, 2009 is presented below:

Nonvested Options	Shares	Weighted Average Grant-Date Fair Value
Nonvested at March 31, 2009	481,463	$1.30
Granted	113,000.65
Vested	(136,056)	1.08
Forfeited or expired	(5,215)	.59
Nonvested at December 31, 2009	453,192	1.21

The following table summarizes the weighted average characteristics of outstanding stock options as of December 31, 2009:

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Number of Shares	Remaining Life (Years)	Weighted Average Price	Number of Shares	Weighted Average Price
$ 1.41 - $2.60	594,868	8.7	$1.87	141,676	$1.43
$ 4.20 - $6.50	1,750	3.4	4.31	1,750	4.31
Total stock options	596,618	8.7	1.88	143,426	1.46

The range of fair value assumptions related to options granted during the three and nine month periods ended December 31:

	2009		2008

Exercise Price:	$2.08		$1.41 - $2.12
Volatility:	88.9%		103.6%
Risk Free Rate:	3.13%		4.0 - 4.7%
Vesting Period:	4	years	1 – 2.7 years
Forfeiture Rate:	20%		0%
Expected Life	6.25	years	5 years

As of December 31, 2009, total unrecognized stock-based compensation expense related to all unvested stock options was $255,591. Of the 453,192 unvested options at December 31, 2009, 262,112 options cliff vest as follows:  131,056 of the options have an exercise price of $2.12 and cliff vest 100% on May 16, 2010; and 131,056 of the options have an exercise price of $2.12 and cliff vest 100% on May 16, 2011. These cliff vesting options have a combined unrecognized compensation expense of $160,381 as of December 31, 2009 that will be amortized over a remaining 4 months and 15 months, respectively. The unrecognized compensation expense of $95,210 for the remaining 191,080 unvested options is expected to be amortized over a remaining weighted-average period of 3.06 years through April 29, 2013.

Warrant

The Company has a warrant outstanding to acquire 5,000 shares of common stock at $10.20 per share. The warrant was granted to lenders in connection with the Term Loan B described in Note 4.  The warrant was granted in April 2000 and expires in April 2011, and may only be exercised after the Company has repaid the Term Loan B in full.

7.             INCOME TAXES

The Company is subject to taxation in the United States and two state jurisdictions.  The preparation of income tax returns requires management to interpret the applicable tax laws and regulations in effect in such jurisdictions, which could affect the amount of tax paid by the Company. Management, in consultation with its tax advisors, files its tax returns on interpretations that are believed to be reasonable under the circumstances. The income tax returns, however, are subject to routine reviews by the various taxing authorities in the jurisdictions in which the Company files its returns.  As part of these reviews, a taxing authority may disagree with respect to the tax positions taken by management (“uncertain tax positions”) and therefore may require the Company to pay additional taxes. Management evaluates the requirement for additional tax accruals, including interest and penalties, which the Company could incur as a result of the ultimate resolution of its uncertain tax positions. Management reviews and updates the accrual for uncertain tax positions as more definitive information becomes available from taxing authorities, completion of tax audits, expiration of statute of limitations, or upon occurrence of other events.

The Company applies the provisions of ASC Topic 740, “Accounting for Uncertainty in Income Taxes”. As of December 31, 2009, there was no significant liability for income tax associated with unrecognized tax benefits. The Company recognizes accrued interest related to unrecognized tax benefits as well as any related penalties in interest income or expense in its consolidated condensed statements of operations, which is consistent with the recognition of these items in prior reporting periods.

Income taxes are provided on the earnings in the consolidated financial statements. The provision is based on the current quarter activity of the legal entities and jurisdictions in which the Company operates. Tax credits, such as Hawaii capital goods excise tax credits, are recognized as a reduction to income taxes in the year the credits are earned.  Accordingly, the effective tax rate may vary from the customary relationship between income tax expense (benefit) and pre-tax income.  The effective tax rate for the three and nine months ended December 31, 2009 differs from the statutory rate due to utilization of net operating loss carryforwards that have been fully reserved due to the Company’s inconsistent taxable income in recent years and uncertainty about taxable income in future years.

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

Reconciliations between the numerator and the denominator of the basic and diluted earnings per share computations for the three months ended December 31, 2009 and December 31, 2008 are as follows:

	Three Months Ended December 31, 2009
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands)
Basic income per share	$605	5,249	$0.12
Effect of dilutive securities—Common stock options	—	154.01
Diluted income per share	$605	5,403	$0.11

	Three Months Ended December 31, 2008
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands)
Basic income per share	$514	5,246	$0.10
Effect of dilutive securities — Common stock options	—	—	—
Diluted income per share	$514	5,246	$0.10

Reconciliations between the numerator and the denominator of the basic and diluted earnings per share computations for the nine months ended December 31, 2009 and December 31, 2008 are as follows:

	Nine Months Ended December 31, 2009
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands)
Basic income per share	$1,617	5,247	$0.31
Effect of dilutive securities—Common stock options	—	70.01
Diluted income per share	$1,617	5,317	$0.30

	Nine Months Ended December 31, 2008
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands)
Basic income per share	$948	5,243	$0.18
Effect of dilutive securities — Common stock options	—	3	—
Diluted income per share	$948	5,246	$0.18

Basic and diluted earnings per share are the same in periods of a net loss, thus there is no effect of dilutive securities when a net loss is recorded.  There were approximately 8,250 and 58,250 securities excluded from the calculation of diluted income per share because their effect was anti-dilutive for the three and nine months ended December 31, 2009 and 521,244 for the three and nine months ended December 31, 2008.

9.            NEW ACCOUNTING PRONOUNCEMENTS

In May 2009, the FASB issued ASC 855, “Subsequent events”. The objective of this Statement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth: 1. the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, 2. the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and 3. the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. The Company adopted ASC 855 during the second quarter of 2009. The adoption of ASC 855 did not have a material impact on the Company’s financial statements or condition. In accordance with ASC 855, management has evaluated subsequent events through the date the financial statements are filed with the SEC and is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

On October 1, 2009, we adopted ASU No. 2010-02, “Consolidation (Topic 810) Accounting and Reporting for Decreases in Ownership of a Subsidiary—a Scope Clarification,” as codified in ASC 810, “Consolidation.” ASU No. 2010-02 applies retrospectively to April 1, 2009, our adoption date for ASC 810-10-65-1. This ASU clarifies the applicable scope of ASC 810 for a decrease in ownership in a subsidiary or an exchange of a group of assets that is a business or nonprofit activity. The ASU also requires expanded disclosures. The adoption of this ASU did not have a material impact on our consolidated financial statements; however, it may affect future divestitures of subsidiaries or groups of assets within its scope.

On October 1, 2009, we adopted ASU No. 2010-01, “Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash—a consensus of the FASB Emerging Issues Task Force,” as codified in ASC 505, “Equity.” ASU No. 2010-01 clarifies the treatment of certain distributions to shareholders that have both stock and cash components. The stock portion of such distributions is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend. The adoption of this ASU did not have a material impact on our consolidated financial statements; however, it may affect any future stock distributions.

On October 1, 2009, we adopted ASU No. 2009-12, “Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent),” as codified in ASC 820-10, “Fair Value Measurements and Disclosures—Overall.” ASU No. 2009-12 permits a reporting entity to measure the fair value of certain alternative investments that do not have a readily determinable fair value on the basis of the investments’ net asset value per share or its equivalent. This ASU also requires expanded disclosures. The adoption of this ASU did not have a material impact on our consolidated financial statements; however, it may impact the valuation of our future investments.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

This Report and other presentations made by Cyanotech Corporation (“CYAN”) and its subsidiary contain “forward-looking statements,” which include statements that are predictive in nature, depend upon or refer to future events or conditions, and usually include words such as “expects,” “anticipates,” “intends,” “plan,” “believes,” “seeks”, “estimates” or similar references to future periods. In addition, any statement concerning future financial performance, ongoing business strategies or prospects and possible future actions are also forward-looking statements. Forward-looking statements are based upon current expectations about future events and conditions and are subject to risks, uncertainties, changes in circumstances and the accuracy of assumptions concerning CYAN and its subsidiary (collectively, the “Company”), the performance of our industry, market and competitive factors, and global, national and regional economic factors and conditions. These forward-looking statements are not guarantees of future performance.  Our actual results may differ materially from those contemplated by the forward-looking statements.  They are neither statements of historical fact nor guarantees of future performance.

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

Examples in this Report include, but are not limited to, statements we make regarding sufficiency of liquidity, capital resources and outlook over the next twelve (12) months or through the end of fiscal 2010.

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

•                  Changes in domestic and/or foreign laws, regulations or standards, affecting nutraceutical products;

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

Overview

Comparisons of selected consolidated statements of operations data as reported herein follow for the periods indicated (dollars in thousands):

	Three Months Ended
	December 31, 2009	December 31, 2008	Change
Net sales:
Spirulina products	$1,763	$1,650	7%
Natural astaxanthin products	2,213	1,903	16%
Other products	6	—	100%
Total sales, all products	$3,982	$3,553	12%

Gross profit	$1,750	$1,566	12%
Income from operations	$632	$556	14%
Net income	$605	$514	18%

	Nine Months Ended
	December 31, 2009	December 31, 2008	Change
Net sales:
Spirulina products	$5,638	$5,344	6%
Natural astaxanthin products	6,271	5,146	22%
Other products	19	38	(50)%
Total sales, all products	$11,928	$10,528	13%

Gross profit	$5,245	$4,248	23%
Income from operations	$1,706	$1,053	62%
Net income	$1,617	$948	71%

Sales continued to improve in the third quarter and nine month period ending December 31, 2009 over the third quarter and nine month period ending December 31, 2008 with increases in both spirulina and natural astaxanthin product sales.

Spirulina sales of both bulk and packaged nutrition products increased for the three and nine month periods over one year ago.  However, sales of bulk spirulina tablets decreased for the third quarter compared to the third quarter of last fiscal year due to timing of customer orders.

Natural astaxanthin products showed increases in both bulk product sales and packaged nutrition product sales over the same three and nine month periods of the last fiscal year.  The Company is focused on building market share as a nutritional brand which promotes health and well-being. Astaxanthin products are a growing segment of this market.

Gross profit margin as a percentage of sales remained unchanged for the three months ended December 31, 2009 and 2008, at 44%. Gross profit margin as a percentage of sales increased 4% for the nine months ended December 31, 2009 over the same period a year ago. The increase is a combined result of increases in average selling prices, increases in units sold and improved production levels resulting in reduced per unit product costs. Management continues researching methodologies to promote and sustain production at desired capacity and quality levels.

Net income improvements of the current year three and nine month periods over the corresponding periods of last fiscal year are the result of stable production allowing increased sales and improved gross profit margin while closely controlling increasing operating expenses.

Results of Operations

Third Quarter of Fiscal 2010 Compared to Third Quarter of Fiscal 2009

Net sales for the third quarter of fiscal 2010 increased to $3,982,000, a 12% increase from the $3,553,000 reported for the comparable period a year ago.  Spirulina product sales for the third quarter of fiscal 2010 were $1,763,000, which is a 7% increase from sales generated in the third quarter of fiscal 2009.  Bulk spirulina sales decreased 8% due to reduced bulk tablet sales while packaged spirulina products increased by 40% primarily due to increased foreign private label product sales. The Company’s own Nutrex brand products increased 22% over sales in the comparable period a year ago. As a percentage of sales, Spirulina accounted for 44% of total sales in the third quarter of fiscal 2010, compared to 46% for the comparable period a year ago.

Natural astaxanthin product sales were $2,213,000 during the third quarter of 2010, a 16% increase from $1,903,000 in the third quarter of the prior year.  Bulk product sales increased 21% and packaged nutrition product sales increased 4%.  Improved production has allowed the company to increase astaxanthin products inventory and sales.  Natural astaxanthin product sales accounted for 56% of total sales in the third quarter of fiscal 2010, compared to 54% for the third quarter of fiscal 2009.

International sales were 43% of total sales for the third quarter of fiscal year 2010 and 53% in the third quarter of 2009. International sales decreased as a result of reduction in orders from two European customers.  Major customers are those equaling or exceeding 10% of the Company’s sales for the period. For the third quarter of fiscal 2010 one domestic customer had sales equal to or greater than 10% of the Company’s total sales for the quarter. One European distributor accounted for 18% of the Company’s total sales for the third quarter of fiscal year 2009.

Gross profit for the three months ended December 31, 2009 was $1,750,000, an increase of $184,000 from $1,566,000 for the three months ended December 31, 2008.  The gross profit margin of 44% remained the same for the two quarters.

Variable production costs decreased 3% in the current period compared to one year ago.  The decrease is primarily due to the combined result of utility and water rates being lower than the comparable prior year period, reduced water usage and reduced packaging costs compared to the prior year period.  These improvements were partially offset by labor costs increases from combined pay rate increases and added personnel. Fixed costs have increased by 10% primarily due to depreciation of added production equipment. Spirulina production decreased 6% and astaxanthin production increased 23% over the same quarter one year ago

Operating expenses for the three months ended December 31, 2009 were $1,118,000 compared to $1,010,000 for the three months ended December 31, 2008, an increase of 11%.  Operating expenses were 28% of sales for both three month periods.  General and administrative expense and sales and marketing expense for the third quarter fiscal 2010 increased by $69,000 and $38,000 respectively, from the third quarter of fiscal 2009 primarily due to increases in employee compensation and benefits.

For the three months ended December 31, 2009, the Company recorded an income tax expense of $12,000 related to Federal alternative minimum tax. This expense was offset by a $5,000 credit related to State income taxes making the net tax expense for this period $7,000 compared to $3,000 of income tax expense for the three months ended December 31, 2008. Management does not expect any material U.S. Federal or state income taxes to be recorded for the current fiscal year because of available net operating loss carry-forwards.

The Company reported net income of $605,000 or $0.11 per diluted share, for the three months ended December 31, 2009 compared to a net income of $514,000, or $0.10 per diluted share for the three months ended December 31, 2008.

Nine Months Ended December 31, 2009 Compared to Nine Months Ended December 31, 2008

Net sales for the nine months ended December 31, 2009 were $11,928,000, an increase of $1,400,000 or 13% over sales of $10,528,000 reported for the comparable period a year ago.  The increase in sales over the prior year’s nine-month period was the result of a 6% increase in spirulina sales and a 22% increase in natural astaxanthin product sales.  Spirulina bulk sales increased 4% while packaged nutrition products increased 8% with increases in both Nutrex brand and private label product sales.  Astaxanthin bulk sales increased 25% and packaged nutrition product sales increased 14%, both primarily the result of improved production and available inventory.

International sales represented 43% of net sales for the nine months ended December 31, 2009 compared to 49% for the same period a year ago.  For the nine months ended December 31, 2009, one domestic customer accounted for 10% of total sales.  For the nine months ended December 31, 2008, two European distributors accounted for 24% of total sales.

For the nine months ended December 31, 2009, cost of sales decreased as a percentage of sales by 4% from the comparable prior year period.  Total variable production costs for the nine months ended December 31, 2009, remained consistent with the prior year nine month period. Increases in labor were offset by decreases in Nutrients and utilities. Fixed costs increased 11% for the nine months ended December 31, 2009, primarily due to depreciation of production equipment additions.

Operating expenses for the nine months ended December 31, 2009 were $3,539,000, an increase of $344,000 or 11% from the comparable prior year period.  Sales and marketing expense increased by $141,000 or 17% as a result of reinstituting marketing programs to expand consumer awareness.  General and administrative expense increased $170,000 or 8% due to increased compensation expenses offset by reductions in contractual services related to public company reporting. Research and development expense increased $33,000 or 21% from the comparable prior period, due to initiation of a product use research study being conducted at a California university.  While it is our goal to contain discretionary operating spending, it may become necessary for the Company to selectively increase spending in some or all of these areas to remain competitive and to comply with regulatory requirements.

Net other expense, which includes interest on the Company’s debt, for the nine months ended December 31, 2009 decreased by 47% to $60,000 from $113,000 for the same prior year period. The current year decrease represents reduced interest as the Company pays down the outstanding balances of its long-term debt.

For the nine months ended December 31, 2009, the Company recorded an income tax expense of $29,000 related to Federal and state alternative minimum tax compared to an income tax benefit of $8,000 for the same period of the prior year. Management does not expect any material United States income taxes for the current fiscal year as a result of available net operating loss carry-forwards.

The Company recorded net income of $1,617,000 or $0.30 per diluted share for the nine month period ended December 31, 2009. For the same period a year ago the Company reported net income of $948,000 or $0.18 per diluted share.

Variability of Results

The Company has experienced significant quarterly fluctuations in operating results and such fluctuations could occur in future periods. The Company has, during its history, experienced fluctuations in operating results due to the following:  changes in sales levels to our customers; competition including pricing, new products and shifts in market trends; production difficulties from increased production costs and variable production results due to inclement weather; and start up costs associated with new product introductions, new facilities and expansion into new markets. In addition, future operating results may fluctuate as a result of factors beyond the Company’s control such as foreign exchange fluctuations, changes in government regulations, and economic changes in the regions it operates in and sells to. A portion of our operating expenses are relatively fixed and the timing of increases in expense levels is based in large part on forecasts of future sales. Therefore, if net sales are below expectations in any given period, the adverse impact on results of operations may be magnified by our inability to effectively adjust spending in certain areas, or to adjust spending in a timely manner, as in personnel and administrative costs. We may also choose to reduce prices or increase spending in response to market conditions, and these decisions may have a material adverse effect on financial condition and results of operations.

Financial Condition

Cash and cash equivalents decreased $186,000 or 19% to $791,000 at December 31, 2009, from $977,000 at March 31, 2009.  Cash provided by operating activities of $1,035,000 increased $1,096,000 over the same nine month period of last fiscal year. The increase is due to the increase in net income of $669,000 and an increase of non-cash expenses of $100,000 offset by a $327,000 reduction in net cash usage due to changes in current assets and liabilities over the same nine month period of last fiscal year.

As of December 31, 2009, the Company’s net accounts receivable increased $601,000 to $2,386,000 from $1,785,000 as of March 31, 2009. The increase in accounts receivable is primarily the result of the timing of sales for the quarter. Management believes that its accounts receivable are collectible, net of the allowance for doubtful accounts of $10,000 at December 31, 2009.

The Company’s net inventory increased $720,000 or 23% to $3,844,000 as of December 31, 2009 compared to $3,124,000 as of March 31, 2009. The increase in inventory during the first nine months of fiscal 2010 is the result of continued efforts to maintain consistent production levels in spirulina and astaxanthin production to allow for better customer service and sales expansion.

As of December 31, 2009, the Company’s accounts payable and accrued expenses increased $213,000 to $1,697,000 from $1,484,000 as of March 31, 2009. The increase in accounts payable and accrued expenses is primarily the result of the timing of purchases for the quarter.

Cash flows used in investing activities reflect capital expenditures which totaled $759,000 during the first nine months of fiscal 2010 compared to just $331,000 one year ago. Cash flows used in financing activities are attributable exclusively to debt repayments of $462,000 and $422,000 for the first nine months of fiscal 2010 and 2009, respectively.

Liquidity and Capital Resources

At December 31, 2009, the Company’s working capital was $5,171,000, an increase of $1,279,000 compared to $3,892,000 at March 31, 2009. Cash and cash equivalents at December 31, 2009 totaled $791,000 a decrease of $186,000 from $977,000 at March 31, 2009.

The Company has two Term Loan Agreements (“Term Loans”) with a lender. These provided up to $4.6 million in combined credit facilities which are secured by substantially all the assets of the Company. The outstanding combined balance under the Term Loans as of December 31, 2009 is approximately $1,045,000. The Term Loans have maturity dates of May 1, 2010 as to $200,000 and March 1, 2015 as to $845,000 and are payable in equal monthly principal payments plus interest totaling approximately $55,000.

The interest rate under the Term Loans, in absence of a default under the agreement, is the prime rate, as defined, in effect as of the close of business on the first day of each calendar quarter, plus 1% (the prime rate was 3.25% at December 31, 2009). The Company is prohibited by the Term Loan from declaring any cash dividends without the lender’s prior written consent. A $250,000 restricted cash deposit must be held in an interest-bearing restricted cash account per the terms of the Term Loan and is included in other assets in the consolidated balance sheet at December 31, 2009.

On April 24, 2009, the Company entered into an agreement with First Hawaiian Bank for a Line of Credit in the amount of $150,000 for a term of one year. The obligation is secured by the Company’s U.S. accounts receivable and bears a variable interest rate based on prime plus 2%. There was no outstanding balance as of December 31, 2009. The lender under the Company’s existing Term Loans has subordinated its position up to $150,000 of U.S. accounts receivable.

The Company has, as previously reported, experienced a number of factors that have negatively impacted its balance sheet and liquidity, including the following:

•                  The Company had experienced significant recurring net losses over extended periods preceding the most recent seven quarters. At December 31, 2009, the Company had an accumulated deficit of $18,302,000 compared to an accumulated deficit of $19,921,000 at March 31, 2009. The accumulated deficit decreased by $605,000 for the quarter ended December 31, 2009.

•                  Material weaknesses in its internal controls, as previously reported, caused the Company to experience delays in completing its consolidated financial statements and filing periodic reports with the SEC on a timely basis for periods prior to fiscal year end March 31, 2008. At present management believes that improving the capabilities of existing data systems and procedures will ultimately correct the material weakness.

•                  In early December 2007, the Company cut its workforce by approximately 20% to conserve liquidity and reduce costs to allow time for the Company to recover from weather related production losses. The Company has since increased its operations workforce to achieve enhanced production efficiency and effectiveness and sustain improved sales.  As of December 31, 2009, the Company employed 68 full time employees and 1 part time employee. Of the total, 36 are involved in harvesting and production and the remainder in sales, administration and support.

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

Cyanotech Corporation’s strategic direction has been to position itself as a world leader in the production and marketing of high-value natural products from microalgae. We are vertically aligned, producing raw materials in the form of microalgae processed at our 90-acre facility in Hawaii, and integrating those raw materials into finished products. In fiscal 2010, we have put greater emphasis on our Nutrex Hawaii consumer products to reintroduce them to the consumer market. Our focus going forward will be to leverage our experience and reputation for quality, building nutritional brands which promote health and well-being. The foundation of our nutritional products is naturally cultivated Spirulina Pacifica® in powder, flake and tablet form; and BioAstin® natural astaxanthin antioxidant in extract, softgel caplet and micro-encapsulated beadlet form. Information about our Company and our products can be viewed at www.cyanotech.com and www.nutrex-hawaii.com. Consumer products can also be purchased online at www.nutrex-hawaii.com.

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

Rising crude oil prices in the last fiscal year resulted in increased nutrient, utility and transportation costs which reflect and respond to oil prices. We feel that these conditions are likely to occur again in the near or distant future, and consequently, we are putting greater focus on prudent cost controls and expense avoidance.

Gross profit margin percentages going forward will be impacted by continued pressure on input costs and this could cause margins to decline in future periods. Management will continue its focus on health and well-being, promoting higher gross margin items. Management is dedicated to continuous improvements in process and production methods to stabilize and increase production levels for the future.

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

Management expects General and administrative expense to continue to increase in future periods due to normal inflationary increases and increased regulatory and reporting demands on the Company. For the fiscal year ending March 31, 2011, the Company will be required to be in full compliance with the Sarbanes-Oxley Act and Rules issued thereunder by the SEC, including Section 404 Compliance Standards established by the Public Companies Accounting Oversight Board, including the requirement for our auditors to report on management’s assessment of internal controls over financial reporting. The cost of attaining and maintaining such compliance could materially decrease reported net income or increase reported net losses in future periods.

The Company’s future results of operations and the other forward-looking statements contained in this Outlook, in particular the statements regarding revenues, gross margin and capital spending involve a number of risks and uncertainties. In addition to the factors discussed above, any of the following could cause actual results to differ materially: business conditions and growth in the natural products industry and in the general economy; changes in customer order patterns; changes in demand for natural products in general; changes in weather conditions; competitive factors, such as increased production capacity from competing spirulina and astaxanthin producers and the resulting impact, if any, on world market prices for these products; government actions and increased regulations both domestic and foreign; shortage of manufacturing capacity; and other factors beyond our control. Risk factors are discussed in detail in Item 1A in our Form 10-K report for the year ended March 31, 2009.

Management believes that our technology, systems, processes and favorable growing location generally permit year-round harvest of our microalgal products in a cost-effective manner. However, imbalances in astaxanthin production in fiscal year 2007 and spirulina production in 2008, together with volatile energy costs and rapidly changing world markets, suggest a need for continuing caution with respect to variables beyond our reasonable control. Therefore, we cannot, and do not attempt to, provide any definitive assurance with regard to our technology, systems, processes, location, or cost-effectiveness.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We do not enter into any transactions using derivative financial instruments or derivative commodity instruments and believe that our exposure to market risk associated with other financial instruments is not material.

We have two term loans which adjust quarterly based on the prime rate. As such, we are exposed to the interest rate risk whereby a 1% increase in the prime rate would lead to an increase of approximately $10,000 in interest expense for the year ending March 31, 2010 (based on December 31, 2009 amounts outstanding).

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

This Form 10-Q should be read in conjunction with Item 9A(T) “Controls and Procedures” of the Company’s Form 10-K for the fiscal year ended March 31, 2009, filed June 25, 2009. There were no material changes in controls and procedures during the current quarter. As of December 31, 2009, management believes systems and procedures were in place to reasonably ensure accurate financial data.

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

(b) Changes to Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the current quarter that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting. The Company has undertaken to upgrade its resource management software to provide a single source for all financial data; establish access controls to data and transactions; and to automate allocations, calculations and periodic reports.  The upgrade is in process and is expected to be completed prior to March 31, 2011.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None

Item 6.  Exhibits

a)	The following exhibits are furnished with this report:

	31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of February 11, 2010.

	31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of February 11, 2010.

	32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed as of February 11, 2010.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYANOTECH CORPORATION
(Registrant)

February 11, 2010	By:	/s/ Andrew H. Jacobson
(Date)		Andrew H. Jacobson
President and Chief Executive Officer

February 11, 2010	By:	/s/ Deanna L. Spooner
(Date)		Deanna L. Spooner
Vice President — Finance & Administration,
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of February 11, 2010.

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of February 11, 2010.

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed as of February 11, 2010.