Form 10-K
period 2010-03-31
CYANOTECH CORP
filed 2010-06-24
CIK 768408

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2010
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

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes]    ☒ No

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

         Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes    ☒ No

         The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant on June 21, 2010 was approximately $8,069,433 based on the closing sale price of the Common Stock on the NASDAQ Capital Market on that date.

         Number of shares outstanding of Registrant's Common Stock at June 21, 2010 was 5,252,572.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Definitive Proxy Statement for its 2010 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission on or prior to July 23, 2010 and to be used in connection with the Annual Meeting of Stockholders expected to be held on September 1, 2010, are incorporated by reference in Part III of this Form 10-K.

FORWARD-LOOKING STATEMENTS

        This Report and other presentations made by Cyanotech Corporation ("CYAN") and its subsidiaries contain "forward-looking statements," which include statements that are predictive in nature, depend upon or refer to future events or conditions, and usually include words such as "expects," "anticipates," "intends," "plan," "believes," "predicts", "estimates" or similar expressions. In addition, any statement concerning future financial performance, ongoing business strategies or prospects and possible future actions are also forward-looking statements. Forward-looking statements are based upon current expectations and projections about future events and are subject to risks, uncertainties and the accuracy of assumptions concerning CYAN and its subsidiaries (collectively, the "Company"), the performance of the industry in which CYAN does business, and economic and market factors, among other things. These forward-looking statements are not guarantees of future performance.

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

        These forward-looking statements are subject to risk, uncertainties and assumptions about us and our operations that are subject to change based on various important factors, some of which are beyond our control. The following factors, among others, could cause our financial performance to differ significantly from the goals, plans, objectives, intentions and expectations expressed in our forward-looking statements:

  •
  The added risks associated with the current local, national and world economic crisis, including but not limited to, the volatility of crude oil prices and currency fluctuations;

  •
  The effects of competition, including locations of competitors and operating and market competition;

  •
  Demand for the company's products, the quantities and qualities thereof available for sale and levels of customer satisfaction;

  •
  Changes in domestic and/or foreign laws, regulations or standards, affecting nutraceutical products or the Company's methods of operation;

  •
  Environmental restrictions, soil and water conditions, variations in daylight hours and seasonal weather patterns, particularly heavy rain, wind and other hazards;

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

  •
  Acts of war, terrorist incidents or natural disasters; and

  •
  Other risks or uncertainties described elsewhere in this Report and in other periodic reports previously and subsequently filed by the Company with the Securities and Exchange Commission.

PART I

Item 1.    Business

General

        Cyanotech Corporation is a world leader in the production of high value natural products derived from microalgae. Incorporated in 1983, the Company is guided by the principle of providing beneficial, quality microalgal products for health and human nutrition in a sustainable, reliable and environmentally sensitive operation. We are ISO 9001:2000 compliant and GMP (Good Manufacturing Practices) certified by the Natural Products Association™, reinforcing our commitment to quality in our products, quality in our relationships (with our customers, suppliers, co-workers and the communities we live in), and quality of the environment we work in. Our products include:

  •
  BioAstin® natural astaxanthin is a powerful dietary antioxidant with expanding applications as a human nutraceutical and functional food ingredient, shown to support and maintain the body's natural inflammatory response, to enhance skin, eye and joint health; and

  •
  Spirulina Pacifica® is a nutrient-rich dietary supplement used for extra energy, a strengthened immune system, cardiovascular benefits and as a source of antioxidant carotenoids.

        Microalgae are a diverse group of microscopic plants that have a wide range of physiological and biochemical characteristics and contain, among other things, high levels of natural protein, amino acids, vitamins, pigments and enzymes. Microalgae have the following properties that make commercial production attractive: (1) microalgae grow much faster than land grown plants, often up to 100 times faster; (2) microalgae have uniform cell structures with no bark, stems, branches or leaves, permitting easier extraction of products and higher utilization of the microalgae cells; and (3) the cellular uniformity of microalgae makes it practical to manipulate and control growing conditions in order to optimize a particular cell characteristic. Efficient and effective cultivation of microalgae requires consistent light, warm temperatures, low rainfall and proper chemical balance in a very nutrient-rich environment, free of environmental contaminants and unwanted organisms. This is a challenge that has motivated us to design, develop and implement proprietary production and harvesting technologies, systems and processes in order to provide human nutritional products derived from microalgae.

        Our production of these products at the 90-acre facility on the Kona Coast on the island of Hawaii provides several benefits. We selected the Keahole Point location in order to take advantage of relatively consistent warm temperatures, sunshine and low levels of rainfall needed for optimal cultivation of microalgae. This location also offers us access to cold deep ocean water, drawn from an offshore depth of 2,000 feet, which we use in our patented Ocean-Chill Drying system to eliminate the oxidative damage caused by standard drying techniques and as a source of trace nutrients for microalgal cultures. The area is also designated a Biosecure Zone, free of pesticides and herbicides. We believe that our technology, systems, processes and favorable growing location generally permit year-round harvest of our microalgal products in a cost-effective manner.

        Unless otherwise indicated, all references in this report to the "Company," "we," "us," "our," and "Cyanotech" refer to Cyanotech Corporation and its wholly owned subsidiary, Nutrex Hawaii, Inc. ("Nutrex Hawaii" or "Nutrex"), a Hawaii corporation.

Cyanotech's Business

        The Company operates entirely in one operating segment, the cultivation and production of microalgae into high-value, high-quality natural health and nutrition products. We cultivate, on a large-scale basis, two microalgal species from which our two major product lines, spirulina products and natural astaxanthin products, are derived. We record revenue and cost of sales information by product category but do not record operating expenses by such product category.

        The following table sets forth, for the three years ended March 31, 2010, the net sales contributed by each of the our product lines (in thousands):

	Net Sales
	2010	2009	2008
Spirulina products:
Spirulina Pacifica	$7,744	$6,835	$5,980
Natural astaxanthin products:
BioAstin	7,978	7,093	4,808
NatuRose	—	—	443
Other	20	22	133

Total	$15,742	$13,950	$11,364

Spirulina Products

        We have been producing a strain of spirulina microalgae marketed as Spirulina Pacifica since 1984. Spirulina Pacifica represents 49%, 49% and 53% of net sales for the years ended March 31, 2010, 2009 and 2008, respectively. Spirulina Pacifica provides a vegetable-based, highly absorbable source of protein, natural beta-carotene, mixed carotenoids, B vitamins, gamma linolenic acid, essential amino acids and other phytonutrients. Spirulina Pacifica is produced in two forms: powder and tablets. Powder is used as an ingredient in nutritional supplements and health beverages; tablets are consumed as a daily dietary supplement. Both forms are sold as raw material ingredients in bulk quantities, as a private label consumer packaged product and as packaged consumer products under the Nutrex Hawaii label.

        Spirulina Pacifica is GRAS (generally recognized as safe) for addition to a variety of foods as determined by the United States Food and Drug Administration. Our all natural Spirulina Pacifica is also certified Kosher by Organized Kashrus Laboratories of Brooklyn, New York, certified Halal by the Islamic Food and Nutrition Council of America and is cultivated without the use of herbicides or pesticides.

        Our Spirulina Pacifica is cultivated in a combination of fresh water and a metered amount of nutrient-rich deep ocean water (containing essential trace elements), drawn from a depth of 2,000 feet below sea level. This water mixture is supplemented with other major required nutrients. With the exception of deep ocean water, the raw materials and nutrients required in our spirulina production are available from multiple sources; however, there can be no assurance that the pricing from a new source will be comparable to current pricing. In the case of deep ocean water, although abundantly available at this location, the facility to pump and deliver the water to the Company is owned by the State of Hawaii. The facility is constructed of two separately located pump stations providing redundancy should one station fail. The State of Hawaii sets the price for deep ocean water annually based on its cost to deliver the water. If the pricing for a critical raw material or nutrient significantly increases, this could have a material adverse effect on our business, financial condition and results of operations. The ability of our suppliers to meet performance and quality specifications and delivery schedules is also important to operations.

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

        Each production lot of Spirulina Pacifica is sampled and subjected to thorough quality control analyses including testing for moisture, carotenoids, minerals, color and taste, among others. Further, each lot of our Spirulina Pacifica undergoes a prescribed set of microbiological food product tests, including total aerobic bacteria, coliform bacteria and E. coli. The Spirulina Pacifica powder, flakes and tablets are packed. This packaging ensures product freshness and extends the shelf life of bulk Spirulina Pacifica products. Our packaged consumer products are bottled and labeled by two contractors in California. These contractors are subject to regular government inspections and hold Drug Manufacturing Licenses & Processed Food Registrations with the State of California Department of Health. Such packaging services are readily available from multiple sources.

        The majority of our bulk spirulina sales are to health food manufacturers and formulators with their own spirulina product lines, many of whom identify and promote Cyanotech's Hawaiian Spirulina Pacifica in their products. Such customers purchase bulk powder or bulk tablets and package these products under their brand label for sale to the health and natural food markets. Some of the brands produced by these customers are marketed and sold domestically in direct competition with the packaged consumer products sold through our Nutrex Hawaii subsidiary. Nutrex Hawaii packaged consumer products are sold through an established health food distribution network in the domestic market and shipped through our wholesale distributors. The Company has also introduced a line of multivitamins combining the health benefits of Hawaiian Spirulina Pacifica with other proven nutrients targeted for the specific health requirements of Men, Women and Seniors. In selected foreign markets, we have exclusive sales distributors for both our bulk and packaged consumer products.

        Our Spirulina Pacifica products compete with a variety of vitamins, dietary supplements, other algal products and similar nutritional products available to consumers. The nutritional products market is highly competitive and includes international, national, regional and local producers and distributors, many of whom have greater resources than Cyanotech and many of whom offer a greater variety of products. Our direct competition in the spirulina market is currently from Dainippon Ink and Chemical Company's Earthrise facility in California, Parry Nutraceuticals, a division of Murugappa Group of India and several farms in China. Other competitors include numerous smaller farms in China, India, Thailand, Taiwan, Cuba, South Africa and South America. The market for spirulina is mature with slow growth expected in future periods. In this mature market, we have experienced increased price competition due to more spirulina suppliers as well as customers who generally treat these products as commodities with price being the major determining factor driving their purchasing decision. As one of the largest producers of spirulina, our challenge is to increase our market share among customers who seek the high-quality products we produce while concurrently adjusting our product mix to meet our revenue and profitability targets.

Natural Astaxanthin Products

        We commenced commercial production of natural astaxanthin in 1997. Astaxanthin is a red pigment which we initially sold to the aquaculture market, under the name NatuRose, primarily to impart a pink to red color to the flesh of commercially raised fish and shrimp. We discontinued NatuRose production and sales in March 2008 in order to focus our resources on producing and marketing natural astaxanthin for the higher value human nutrition market discussed below. NatuRose sales accounted for 0%, 0% and 4% of net sales for the years ended March 31, 2010, 2009 and 2008, respectively.

        In 1999, BioAstin, our natural astaxanthin product for the human health and nutrition market was introduced. BioAstin sales accounted for 51%, 51% and 42% of net sales for the years ended March 31, 2010, 2009 and 2008, respectively. BioAstin is produced in three forms: a liquid lipid extract, gelcaps and microencapsulated "beadlets" with all three forms sold in bulk quantities. BioAstin gelcaps are also sold as a private label consumer packaged product and in packaged consumer form under the Nutrex Hawaii label. A growing body of scientific literature suggests that the beneficial properties of natural astaxanthin as an antioxidant, anti-inflammatory, for joint, skin and eye health. Its antioxidant properties may surpass many of the antioxidant properties of vitamin C, vitamin E, beta-carotene and other carotenoids. Independent scientific studies indicate that in certain models, natural astaxanthin has up to 550 times the antioxidant activity of vitamin E and 10 times the antioxidant activity of beta-carotene.

        We produce natural astaxanthin from Haematococcus pluvialis microalgae grown in fresh water supplemented with nutrients. As these algae are extremely susceptible to contamination by unwanted algae, protozoa and amoebae, we developed a proprietary system known as the PhytoDome Closed Culture System or PhytoDome CCS to overcome this problem. Using these large-scale photobioreactors, we have generally been able to grow consistently large volumes of contaminant-free Haematococcus culture. Raw materials and nutrients for our natural astaxanthin production share the same sourcing constraints and pricing risks as those existing in our spirulina production. Fresh water is critical to the production of our natural astaxanthin and is supplied by the County of Hawaii. While we have not experienced any constraint on fresh water availability to date, availability could be impacted by a significant population growth in the region as well as throughput constraints on the water delivery infrastructure. We have met with officials of the County of Hawaii to assess the fresh water situation and evaluate the probability of future risks. We recycle fresh water in its production process where possible and continue to explore further recycling opportunities. However, there is no guarantee that these efforts will result in significant changes to our fresh water utilization.

        For the final stage of cultivation, the Haematococcus algae is transferred to open ponds where an environmental stress is applied causing the algae to form spores which accumulate high levels of astaxanthin. Once ready for harvest, the media containing these spores is transported through underground pipes to our astaxanthin processing building where the culture media and algal spores are separated. Fresh water recovered from this stage of processing may be recycled for further use in cultivation. The harvested algal spores are dried to flakes or a fine powder. During processing, the spores are cracked in a proprietary system to assure high bioavailability of astaxanthin. Each production lot of astaxanthin is sampled and tested for astaxanthin concentration. Finally, the bulk powder is vacuum-packed.

        Unlike spirulina, astaxanthin is produced in a batch-mode and each cultivation pond must be completely drained and thoroughly cleaned between cycles. Pond cultivation can be negatively impacted seasonally with shortened daylight hours and potential inclement weather in winter months.

        Natural astaxanthin for human consumption is processed further utilizing a high-pressure extraction process. The resulting product is a lipid extract insoluble in water used for the production of gelcaps. This product can also be micro-encapsulated into "beadlets" which our customers use in other formulations. All natural astaxanthin products destined for human consumption undergo a prescribed set of microbiological food product tests to ensure safety and quality. We use third party contract manufacturers for the extraction services, the production of gelcaps and the production of beadlets. . All third party contract manufacturers are audit inspected by Cyanotech's Quality Control Department, and are required to comply with FDA Good Manufacturing Practices (GMP) regulations. The majority of these contract manufacturers hold independent third party GMP certifications. Although these services are available only from a limited number of sources, we believe we have the ability to use other parties if any of the current contract manufacturers become unavailable; however, there is no assurance that the pricing from a new contract manufacturer will be comparable to current negotiated pricing. In addition, a new contract manufacturer would have to pass our qualification process ensuring quality standards can be met or exceeded. Significant pricing increases for any of these services could have a material adverse effect on our business, financial condition and results of operations.

        The potential benefits of astaxanthin to human health are continuing to emerge. Natural astaxanthin is one of the most potent and bioactive biological antioxidants found in nature therefore, the number of potential roles of natural astaxanthin for human health is growing. Much research has been published in recent years on the beneficial roles of antioxidants in our health, in the aging process and on specific health conditions. The full efficacy of BioAstin as a human nutraceutical supplement requires further significant clinical study. We have spent limited amounts on clinical trials over the past two fiscal years. Independent antioxidant research and prior clinical trials show promising human applications. The Company holds three United States patents relating to the usage of BioAstin in the treatment of Carpal Tunnel Syndrome, the treatment of canker/cold sores and for its use as a topical and oral sunscreen.

        BioAstin is sold in liquid lipid form as a raw ingredient to dietary supplement manufacturers, health food formulators and cosmetic manufacturers, and BioAstin gelcaps and beadlets are sold in bulk quantities to distributors. BioAstin gelcaps are also sold as a packaged consumer product through Nutrex Hawaii directly to natural product distributors, retailers and consumers. We also introduced in 2007 a line of BioAstin based nutritional supplements, MDFormulas. MDFormulas combined the health benefits of BioAstin with other proven nutrients with benefits for targeted applications such as skin, heart and joint health.

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

Major Customers

        The Company has two major European customers. Sales to a single spirulina customer were approximately $1,027,000, or 7% of our total net sales for the year ended March 31, 2010. Sales to this customer for fiscal 2009 and 2008 were $1,521,000 (11% of net sales) and $1,149,000 (10% of net sales), respectively. Sales to a single astaxanthin customer were approximately $784,000 or 5% of sales for the year ended March 31, 2010. Sales to this customer were $1,806,000 (13% of net sales) and $495,000 (4% of net sales), for the fiscal years 2009 and 2008, respectively. The Company has one major US customer, astaxanthin sales to this customer for the year ended March 31, 2010 were approximately $1,653,000 or 10% of our total net sales. Sales to this customer were approximately $821,000 (6% of net sales) and $656,000 (6% of net sales), for the fiscal years 2009 and 2008, respectively.

Research and Development

        Our expertise for many years has been in the development of efficient, stable and cost-effective production systems for microalgal products. We have learned production levels from our systems may not be sustainable across periods of days, weeks, or even months. Accordingly, we typically investigate each specific microalgae identified in the scientific literature for potentially marketable products and for solutions to production stability and efficiency challenges, and then strive to develop the technology to grow such microalgae on a commercial scale or to incorporate procedures or technology to improve production stability and efficiency. Successful microalgal product developments and technical solutions are highly uncertain and dependent on numerous factors, many beyond our control. Products and solutions or improvements that appear promising in early phases of development may be found to be ineffective, may be uneconomical because of manufacturing costs or other factors, may be precluded from commercialization due to the proprietary rights of other companies, or may fail to receive necessary regulatory approvals. We had research and development expenditures of $264,000, $206,000 and $143,000 in fiscal years 2010, 2009 and fiscal 2008, respectively. We invested $68,000 in scientific clinical trials during 2010. No investment was made in scientific clinical trials during fiscal 2009 and 2008.

Patents, Trademarks and Licenses

        We have received five United States patents: two on aspects of our production methods and three relating to usage of our BioAstin products. We view our proprietary rights as important but believe that a loss of such rights is not likely to have a material adverse effect on the our present business as a whole. Our operations are not dependent upon any single trademark, although some trademarks are identified with a number of the our products and are important in the sale and marketing of such products.

Regulations

        Several governmental agencies regulate various aspects of our business and our products in the United States, including the Food and Drug Administration, the Federal Trade Commission, the Consumer Product Safety Commission, the State of Hawaii Department of Health, the Department of Agriculture, the Environmental Protection Agency, the United States Postal Service, state attorney general offices and various agencies of the states and localities in which our products are sold. We believe we are in compliance the all material government regulations which apply to our products and operations. However, we are not able to predict the nature of any future laws, regulations, interpretations or applications, nor can we predict what effect future changes would have on our business.

        Our international customers are subject to similar governmental agency regulations in their various geographic regions. Compliance by our customers with such local regulations is beyond our control and we cannot predict their ability to maintain such compliance. However, we strive to assist our customers in meeting local regulations pertaining to the use and sale of our products whenever possible.

Environmental Matters

        In 2002, we were issued under the Endangered Species Act ("ESA") an Incidental Take Permit ("ITP") by the United States Department of Interior Fish and Wildlife Service ("FWS"). The ESA defines "incidental take" as "incidental to, and not for the purpose of, the carrying out of an otherwise lawful activity." This permit authorizes incidental take of the endangered Hawaiian stilt (Himantopus mexicanus knudseni) that is anticipated to occur as a result of ongoing operations and maintenance at our Kona facility. As a mandatory component for the issuance of such permit, we submitted and maintain a Habitat Conservation Plan ("HCP") to ensure that the effects of the permitted action on listed species are adequately minimized and mitigated.

        The HCP called for the creation of a nesting and breeding ground for the Hawaiian stilt to offset any take activity. We have complied with these requirements since 2002. The breeding program was so successful that the increase in the Hawaiian stilt population in the area became a potential hazard for the adjacent State airport facility. We disassembled the stilt habitat and are mitigating "take" by using standard non-lethal hazing devices to discourage nesting and breeding.

        A requirement of the ITP is to provide insurance coverage for funding the project for the term of the ITP. Our insurance broker was unable to locate an underwriter who would provide such a bond. As permitted by law, the FWS waived this requirement recognizing that this HCP did not involve a significant capital expenditure. However, under Hawaii state law, no waiver provision is available. A new ITP was issued by the FWS on September 29, 2006 and by the State of Hawaii Division of Forestry and Wildlife (DOFAW) on October 13, 2006, both which expire on March 17, 2016. In October, 2005, we submitted a new ten-year HCP to the FWS and the DOFAW.

Employees

        As of March 31, 2010, we employed 67 people on a full-time basis and 2 people on a part-time basis. Of the total, 33 are involved in harvesting, production and quality, the remainder in maintenance, shipping, sales, administration and support. Management believes that its relations with employees are good. Attracting permanent entry level and skilled employees can be difficult due to the limited local population to draw from. None of our employees are subject to collective bargaining agreements.

Internet Information

        Our Internet address is www.cyanotech.com. There we make available, free of charge, copies of Cyanotech documents, news releases and financial statements issued in the last 12 months. Included are copies of the Company's Code of Conduct and Ethics, the Nominating and Corporate Governance Committee Charter, and the Charter and Powers of the Audit Committee. The information found on our Web site, unless otherwise indicated, is not part of this or any other report we file or furnish to the Securities and Exchange Commission. Spirulina Pacifica® and BioAstin® are sold directly online through the Company's website, www.nutrex-hawaii.com, as well as through resellers in over 40 countries worldwide. Corporate data, product information and charters of our Board committees are also available at www.cyanotech.com.

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

We depend heavily on the unique abilities and knowledge of our officers and key personnel. Our Chief Executive Officer and our Chief Scientific Officer have knowledge and experience critical to the ongoing operations of the Company. We also depend on the unique knowledge of our Chief Financial Officer and Vice President of Finance and Administration, Vice President of Operations, Vice President of Sales and Marketing, and Vice President of Quality & Regulatory Affairs. Cyanotech is a small company and the loss of any such personnel or the delay in the replacement of one could significantly delay the achievement of our business objectives and could adversely affect our ability to do business or could hinder our ability to provide needed management.

        Our success depends, to a significant extent, upon the services and collective experience of such personnel. The Company is conducting a search to identify a Chief Executive Officer who has the industry knowledge, experience and operating discipline essential for the management of the Company and consistent delivery of our products. Our Interim President and Chief Executive Officer has vital knowledge and experience gained through his prior work experience in related industries and his activities as a Director of the Company since 2000 allowing him to direct the Company until a permanent Chief Executive Officer is identified, employed and able to commence the duties and functions of President and Chief Executive Officer. The inability to identify and hire a Chief Executive Officer with the essential knowledge and experience in a timely manner could be detrimental to the future performance of the Company

        The Chief Scientific Officer and founder of the Company is the Company's primary scientific resource, continuing to improve production and cultivation technology and to investigate new microalgal products. Our Chief Financial Officer has a unique understanding of the Company's financial systems and needs. Our Vice President Operations has years of experience with the mechanical operation of the production facility and continues to improve our production process. Our Vice President Sales and Marketing has developed valuable personal relationships with domestic and foreign customers. Our Vice President of Quality and Regulatory Affairs has experience and knowledge of federal and state regulations governing our production processes and product representation essential to continuing compliance. Attracting permanent skilled employees can be difficult due to limited local qualified applicants.

Our production of algae involves an agricultural process, subject to such risks as weather, disease and contamination.

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

A significant or prolonged economic downturn could have a material adverse effect on our results of operations.

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

Our quarterly operating results may vary from quarter to quarter, which may result in increased volatility of our share price.

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

Our global operations expose us to complex management, foreign currency, legal, tax and economic risks, which we may not be able to address quickly and adequately.

        Our products are marketed in a number of countries around the world. For the year ended March 31, 2010, approximately 43% of our net sales were from sales to foreign customers. As a result, we are subject to a number of risks which include, but are not limited to:

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

If we are unable to protect our intellectual property rights or if we infringe upon the intellectual property rights of others our business may be harmed.

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

Insurance liability coverage is limited.

        In the ordinary course of business, we purchase insurance coverage (e.g., property and liability coverage) to protect the Company against loss of or damage to its properties and claims made by third parties and employees for property damage or personal injuries. However, the protection provided by such insurance is limited in significant respects and, in some instances, the Company has no coverage and certain of the Company's insurance has substantial "deductibles" or has limits on the maximum amounts that may be recovered. For example, if a hurricane or other uninsured catastrophic natural disaster should occur, we may not be able to recover all facility restoration costs and revenues lost from business interruption. In addition, we maintain product liability insurance in limited amounts for all of its products involving human consumption; however, broader product liability coverage is prohibitively expensive. Insurers have also introduced new exclusions or limitations of coverage for claims related to certain perils including, but not limited to, mold and terrorism. If a series of losses occurred, such as from a series of lawsuits in the ordinary course of business each of which were subject to the deductible amount, or if the maximum limit of the available insurance were substantially exceeded, we could incur losses in amounts that would have a material adverse effect on its result of operations and financial condition.

Our ability to develop and market new products or modify existing products and production methods may be adversely affected if we lose the services of or cannot replace certain employees knowledgeable in advanced scientific and other fields.

        Our products are derived from and depend on proprietary and non-proprietary processes and methods founded on advanced scientific knowledge, skills, and expertise. If the services of employees knowledgeable in these fields are lost and cannot be replaced in a reasonable time frame at reasonable costs, our ability to develop and market new products or modify existing products and production methods would be adversely impacted. At the same time, regulatory compliance surrounding our products and financial matters generally requires a basic knowledge and level of expertise related to production, quality assurance, and financial control. If we lose the services or cannot reasonably replace employees who have the necessary knowledge and expertise our ability to remain in regulatory compliance could be adversely affected.

We may need to raise additional capital in the future which may not be available.

        At March 31, 2010, our working capital was $4,942,000. Cash and cash equivalents at the same date totaled $817,000. Our cash requirements will depend on numerous factors, including demand for products; normal requirements to maintain and upgrade facilities and equipment, whether opportunities emerge in either new markets or in research and development activities, or in the event we need to expand or contract our production or distribution infrastructure.

        On February 19, 2008, Cyanotech Corporation entered into an additional Senior Debt direct financial obligation term loan (the "Term Loan A") with Bridgeview Capital Solutions, LLC ("Bridgeview") under the provisions of a United States Department of Agriculture (USDA) Rural Development (RD) Guarantee program. Term Loan proceeds, remaining after deducting closing costs, statutory fees, and other customary borrowing costs, will be used for working capital purposes. The full amount of the obligation assumed February 19, 2008 was $1,078,000, payable in monthly installments to Bridgeview. The obligation fully amortizes over seven (7) years at an interest rate of Prime Rate plus one percent (1%) per annum, initially an effective rate of seven percent (7%) per annum, adjustable on the first day of each calendar quarter for the term of the obligation. Repayment may be accelerated under specified conditions of default if the Company is not able to remedy such default within the terms and conditions of the Loan. The Term Loan is fully secured by all of the assets of Cyanotech. Also, because the Loan is under a USDA Rural Development Guarantee program, Bridgeview has certain rights of recourse to the Rural Development Guaranty program to recover up to eighty percent (80%) of Bridgeview loss on the Term Loan. The Term Loan contains certain restrictive covenants requiring the consent of Bridgeview prior to taking action. The obligation is similar to and in addition to Cyanotech Corporation's previously reported Senior Debt obligation payable to Bridgeview under the USDA Rural Development Guarantee program originally incurred April 21, 2000. The amount of such previously reported Senior Debt at March 31, 2010, was $80,000 plus accrued interest of $300. As of March 31, 2010, Cyanotech Corporation's combined obligations to Bridgeview Capital Solutions, LLC under the USDA Rural Development Guarantee program total approximately $889,000 plus accrued interest of $3,200.

        On April 24, 2009, the Company entered into an agreement with First Hawaiian Bank for a Line of credit in the amount of $150,000 for a term of one year. Upon renewal on March 25, 2010, the credit limit was increased to $350,000. The obligation is secured by the Company's U.S. accounts receivable and bears a variable interest rate based on prime plus 2%. The outstanding balance as of March 31, 2010 was $150,000.

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

        We have incurred net losses in three of the last five fiscal years. As of March 31, 2010, we had an accumulated deficit of approximately $18.5 million. Net income for the fiscal year ended March 31, 2010 was $1,391,000. During fiscal year 2009 we had net income of $1,142,000 and in 2008, we incurred a net loss in the amount of $1,139,000 million. During 2007, we incurred a net loss in the amount of approximately $7.4 million, of which $4.5 million was due to a non-cash impairment loss on equipment and leasehold improvements. These account for approximately 46% of our accumulated deficit since our inception. Historically, we have relied upon cash from operations and financing activities to fund all of the cash requirements of our business. However, extended periods of net income do not assure positive cash flows. Future periods of net losses from operations could result in negative cash flow, and may hamper ongoing operations and prevent us from sustaining or expanding our business. We cannot assure you that we will sustain or increase profitability on a quarterly or annual basis in the future. If we do not achieve, sustain or increase profitability, our business will be adversely affected and our stock price may decline. The global cost of oil derived energy impacts Cyanotech in several ways, and it may hinder our efforts to achieve profitability. Oil prices primarily impact Cyanotech through the costs of electricity, transportation, materials and supplies which are tied to the cost of oil either directly or indirectly.

Our stock price is volatile, which could result in substantial losses for investors purchasing shares of our common stock.

        The market price of our common stock has fluctuated significantly in the past and may continue to fluctuate significantly in the future. During the first two months of fiscal 2011, the high and low closing bid prices of a share of our common stock were $3.38 and $2.00, respectively. During fiscal 2010, the high and low closing bid prices of a share of our common stock were $5.68 and $1.78, respectively. During fiscal 2009, the high and low closing bid prices of a share of our common stock were $2.12 and $1.12, respectively. During fiscal 2008, the high and low closing bid prices of a share of our common stock were $1.90 and $0.79, respectively. The market price of our common stock may continue to fluctuate in response to one or more of the following factors, many of which are beyond our control:

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

        The price at which you purchase shares of our common stock may not be indicative of the price that will prevail later in the trading market. You may be unable to sell your shares of common stock at or above your purchase price, which may result in substantial losses to you. As of March 31, 2010, there were approximately 5.3 million shares of our common stock outstanding. We cannot predict the effect, if any, that future sales of shares of our common stock into the public market will have on the market price of our common stock. Sales of substantial amounts of common stock, including shares issued upon the exercise of stock options, or in anticipation of such sales, may materially and adversely affect prevailing market prices for our common stock.

Recent European Union regulations include stringent requirements for health claims on food and supplement labels.

        The European Union has harmonized standards amount Member States for health claims on food and supplement labels. The scientific assessment of health claims is performed by the European Food Safety Authority (EFSA), an advisory panel to the European Commission. The European Commission will consider the opinions of EFSA in determining whether to include a health claim on a Positive List of permissible claims. Once the list is published, only health claims for ingredients and products included on the list may be used in promotional materials for products marketed and sold in the European Union. This could severely decrease or limit the marketability for our products in this market area. We are developing strategies that we believe will allow for continued and increasing sales of our products in the European Union. However there can be no guarantee that such strategies will be successful.

Item 2.    Properties

        Our principal facility and corporate headquarters are located at the Natural Energy Laboratory of Hawaii Authority ("NELHA") at Keahole Point in Kailua-Kona, Hawaii. It encompasses approximately 90 fully developed acres containing microalgal cultivation ponds, processing facilities, research and quality control laboratories, and sales and administrative offices. The property is leased from the State of Hawaii under a 30-year commercial lease expiring in 2025. We believe that there is sufficient available land at NELHA to meet anticipated needs if a revised NELHA lease can be negotiated with acceptable terms. Under the terms of the existing NELHA lease, we could be required to remove improvements at the end of the lease term. Based upon our analysis, we do not believe the projected cost for such removal to be material to the consolidated financial statements, or likely, given historical practices. However, conditions could change in the future. It is not possible to predict such changes or estimate any impact thereof.

        We also rent warehouse space near NELHA and in San Dimas, California.

Item 3.    Legal Proceedings

        From time to time the Company may become party to lawsuits and claims that arise in the ordinary course of business relating to employment, intellectual property, and other matters. There were no significant legal matters outstanding at March 31, 2010.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        The Company's common stock is listed and traded on the NASDAQ Capital Market under the symbol "CYAN". The closing price of our common stock was $2.20 as of June 21, 2010. The approximate number of holders of record of our common stock was 1,400. The high and low selling prices as reported by NASDAQ were as follows:

Quarter Ended:	June 30	September 30	December 31	March 31
Fiscal 2010
Common stock price per share:
High	$2.16	$2.84	$5.68	$5.58
Low	$1.88	$1.78	$2.24	$3.11
Fiscal 2009
Common stock price per share:
High	$2.00	$2.12	$2.05	$2.12
Low	$1.41	$1.50	$1.35	$1.12

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

        The following table sets forth the Company's common shares authorized for issuance under equity compensation plans:

	Common shares to be issued upon exercise of options outstanding	Weighted-average exercise price of outstanding options	Common shares available for future grant under equity compensation plans
Equity compensation, plans approved by security holders	333,606 shares	$1.69	416,767 shares

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

Results of Operations for the 2010, 2009 and 2008 Fiscal Years

				Fiscal Year 2010 vs. 2009		Fiscal Year 2009 vs. 2008
	Fiscal Year			Favorable / (Unfavorable)
	2010	2009	2008	$	%	$	%
	(In thousands)
Net sales	$15,742	$13,950	$11,364	$1,792	12.8%	$2,586	22.8%
Cost of sales	9,109	8,438	8,293	(671)	(8.0)	(145)	(1.7)

Gross profit	6,633	5,512	3,071	1,121	20.3	2,441	79.5

Operating expenses
Research & development	264	206	143	(58)	(28.2)	(63)	(44.1)
Sales and marketing	1,402	1,125	1,355	(277)	(24.6)	230	17.0
General & administrative	3,311	2,873	2,478	(438)	(15.2)	(395)	(15.9)
Loss on disposal of equipment and leasehold improvements	155	—	—	(155)	(100.0)	—	—

Total operating expense	5,132	4,204	3,976	(928)	(22.1)	(228)	(5.7)

Income (loss) from operations	1,501	1,308	(905)	193	14.8	2,213	244.5

Other income (expense)
Interest income	4	8	24	(4)	(50.0)	(16)	(66.7)
Interest expense	(113)	(162)	(164)	49	30.2	2	1.2
Other income (expense), net	23	10	(65)	13	130.0	75	115.4

Total other expense	(86)	(144)	(205)	58	40.3	61	29.8

Income (loss) before income tax expense (benefit)	1,415	1,164	(1,110)	251	21.6	2,274	204.9
Income tax expense (benefit)	24	22	29	(3)	(13.6)	7	24.1

Net income (loss)	$1,391	$1,142	$(1,139)	$248	21.7%	$2,281	200.3%

Overview

        Cyanotech Corporation's core competency is cultivating and processing microalgae into high-value, high-quality natural products for the human nutrition market. Our products are sold in bulk quantities to manufacturers, formulators and distributors in the health foods and nutritional supplements markets and as packaged consumer products to distributors, retailers and direct consumers. The Company manufactures its products in Hawaii, but markets them worldwide, generating 43%, 47% and 43% of its revenues outside of the United States for each of the years ended March 31, 2010, 2009 and 2008, respectively. Competing in a global marketplace, the Company is influenced by the general economic conditions of the countries in which its customers operate, including adherence to its customers' local governmental regulations and requirements. The Company currently has no material foreign exchange exposure as all sales are in U.S. currency.

        The Company reported a net income of $1,391,000 or $.26 per diluted share for fiscal 2010 compared to net income of $1,142,000, or $.22 per diluted share for fiscal year 2009. Cash and cash equivalents at March 31, 2010 were $817,000, down $160,000 from a year ago. Working capital increased 21% to

$4,942,000 at March 31, 2010 from working capital of $3,892,000 a year ago, primarily due to increased inventory balances and reclassification of $250,000 restricted cash from long term to current.

        The following table details selected financial data highlighting three key areas:

	Year Ended March 31,
	2010	2009	2008
	(In thousands)
Net sales:
Spirulina products	$7,744	$6,835	$5,980
Natural astaxanthin products	7,978	7,093	5,251
Other products	20	22	133

	$15,742	$13,950	$11,364

Gross profit as a percentage of sales	42%	40%	27%
Operating expenses as a percentage of sales	32%	30%	35%

        Net sales for fiscal 2010 were $15,742,000, or 12.8% higher than the $13,950,000 reported for the prior fiscal year. Sales increased in both spirulina and astaxanthin lines as production levels remained high and the Company focused on human nutrition and expansion of its higher margin consumer products.

        The Company's emphasis is on growing the market for its high quality health and nutritional product, BioAstin and Spirulina Pacifica, in both bulk form for use worldwide and in consumer packaged goods distributed primarily in the U.S. The Company introduced three new vitamin products during 2010 based on the nutrition value of spirulina and enhanced with other key ingredients to support the specific health requirements of men, women and seniors. Two new astaxanthin products were introduced promoting the benefits of vegetarian omegas and targeting eye health. Consumer acceptance of these products cannot be predicted. The Company will continue to emphasize the higher nutritional content of its Hawaiian spirulina and the benefits of our natural astaxanthin over synthetics however, increased competition may result in the decline of margins in the future. Management cannot predict whether the outcomes of any of its strategies will be successful.

        The Company's gross profit margin as a percentage of net sales increased to 42% for the fiscal year ended March 31, 2010, up from 40% for fiscal 2009 and 27% for fiscal 2008. The fiscal year 2010 gross margin increase of 2% was primarily due a reduction of per unit costs as production levels remained high throughout the year. Pricing increases were instituted in fiscal year 2009 and remained unchanged in 2010.

        Spirulina and astaxanthin production levels remained high for a second straight year resulting in lower per unit costs. However, because complex biological processes are involved and these processes are influenced by factors beyond the Company's control—the weather, for example—we cannot assure that such production levels will continue. Because the Company's processes are agricultural, it is important to maintain reasonably strong production volumes in order to support the basic resource levels required to sustain a large scale, open culture, natural agricultural facility.

        The Company continues to strive to increase production efficiencies in volume yield, potency and quality consistent with the Company's commitment to produce high-value, high-quality products. However, these efforts cannot be guaranteed to achieve the desired results.

Results of Operations

        Revenues    Net sales for fiscal 2010 totaled $15,742,000, a 12.8% increase from net sales of $13,950,000 in fiscal 2009 and a 38.5% increase from net sales of $11,364,000 reported in fiscal 2008. The following is a discussion of revenues by major product category.

        Spirulina    The Company has been producing Spirulina Pacifica, a strain of spirulina microalgae, since 1985. Revenues generated from the Company's spirulina products are a significant portion of total revenues, amounting to $7,744,000, $6,835,000 and $5,980,000 for the years ended March 31, 2010, 2009 and 2008 respectively. Spirulina revenues as a percentage of total revenues for the three years ended March 31, 2010, is 49%, 49% and 53%, respectively. Approximately $1,027,000 or 7% of net sales for the year ended March 31, 2010 were to a spirulina marketing and distribution company based in the Netherlands. Sales to this customer during fiscal years 2009 and 2008 amounted to $1,521,000 or 11% of net sales, and $1,149,000 or 10% of net sales.

        Fiscal 2010 spirulina sales increased $909,000 or 13%, a result of 11% more units sold and 2% increase in average selling price as compared to 2009. In fiscal 2009, sales increased 14% from 2008 resulting from 4% more units sold and 10% increase in average selling price. Competition for sales of spirulina remains intense due to the high number of suppliers. We expect competitive pricing pressure to continue in future periods and will continue to focus on the higher quality of Hawaiian spirulina in support of customers who demand higher quality raw materials for their formulations.

        Natural Astaxanthin    In fiscal 2010, the Company's sales of its natural astaxanthin products were $7,978,000, an increase of 12% from $7,093,000 in fiscal 2009, and an increase of 52% from $5,251,000 in fiscal 2008. The increase in natural astaxanthin sales for 2010 was the result of a 9% increase in units sold and an increase in average selling price of 3%. The increase in natural astaxanthin sales for 2009 was the result of a 38% increase in units sold. A single customer accounted for $1,653,000 or 10% of net sales for the year ended March 31, 2010. A single customer accounted for $1,806,000 or 13% of net sales for the year ended March 31, 2009. We believe that sales to these customers will continue to represent a significant portion of total net sales in future periods.

        During 2008, the Company discontinued production of its animal product, NatuRose, in order to focus on the human astaxanthin products which are experiencing greater demand and have higher gross margins.

        Cost of Sales    Cost of sales, as a percentage of net sales, was at 58%, 60% and 73% for fiscal years 2010, 2009, and 2008, respectively. Cost of sales includes the cost of nutrients and materials, direct labor and manufacturing overhead costs; depreciation and amortization of production equipment, buildings and leasehold improvements associated with the production of inventory units sold; and other production-related period costs. The cost of sales as a percent of sales decrease of 2 points between 2010 and 2009; and 13 points between 2009 and 2008, is the result of improved control of customary and complex production variables related to astaxanthin and spirulina production. Customary variables include availability and costs of personnel, raw materials, energy and freight. These variables fluctuate based on changes in the local, national and world economies. Complex variables include cultivation methods, feeding formulations and harvesting processes, all of which include efforts to anticipate the extent of weather and environmental events and make timely and sufficient adjustments. Although the variability of such costs can not be fully anticipated, the Company has focused increased effort in this area in order to produce both spirulina and astaxanthin at levels sufficient to fully absorb production costs into inventory. Because the Company's processes are agricultural, it is important to maintain production volumes in order to support the minimal resource levels required to sustain a large-scale open culture agricultural facility. The Company had $0 non-inventoriable costs in fiscal 2010. The Company expensed $59,000 of non-inventoriable costs in fiscal year 2009.

        In fiscal 2008, $1,298,000 of non-inventoriable costs were deemed to be period costs resulting from an abnormal usage of chemicals, labor and utilities expended to manage the spirulina production problems, re-inoculation and subsequent flooding which occurred in December 2007. These expenditures combined to significantly increase cost of sales relative to units produced and correspondingly reduced gross profit for the year ended March 31, 2008. On March 23, 2008, the Company announced its decision to abandon the animal nutrition market in favor of human products with higher demand and margins.

        Fresh water is critical for the Company's natural astaxanthin production and, while the Company has not experienced any constraint on fresh water availability, future availability could be negatively impacted by significant growth in the local population as well as by throughput constraints on the water delivery infrastructure owned by the County of Hawaii. Given the criticality of fresh water to our operations and the community, the Company recycles fresh water where possible and has developed additional water recycling systems in its efforts to utilize fresh water efficiently. Both fresh and sea water require electricity for pumping; and electricity, the Company's single largest expenditure, depends on the cost of fuel oil which is, in turn, tied to the global price of crude oil.

        Fuel costs remained at consistent levels throughout fiscal 2010 and the Company did not incur the extreme highs experienced in fiscal 2009. However, continued volatility in fuel cost in the future is likely. Therefore, the Company expects that electricity, water and shipping costs could be higher due to the impact of fuel cost increases for fiscal 2011.

        The Company utilizes two third-party contractors for the process of extraction for its natural astaxanthin product for the human nutrition market, and several third-party contractors are utilized for both encapsulation (for gelcaps) and micro-encapsulation (for beadlets). Although these services are available from a limited number of sources, management believes the Company has the ability to use other parties if any of the current contractors become unavailable. If pricing for any of these services significantly increases, there could be a material adverse effect on our business, financial condition and results of operations. There have not been any significant changes in the cost of extraction or encapsulation services and none are currently anticipated.

        To offset increased production costs, the Company seeks ways to increase production efficiencies in volume yield, potency, and quality consistent with the Company's commitment to produce high-value, high-quality products. However, these efforts cannot be guaranteed to achieve the desired results.

        The Company recognizes abnormal production costs including fixed cost variances from normal production capacity as an expense in the period incurred. Abnormal amounts of freight, handling costs and wasted material (spoilage) are recognized as current-period charges and fixed production overhead costs are allocated to inventory based on the normal capacity of production facilities. Normal capacity is defined as "the production expected to be achieved over a number of periods or seasons under normal circumstances, taking into account the loss of capacity resulting from planned maintenance." These amounts were $0, $136,000 and $1,298,000 for the fiscal years ended March 31, 2010, 2009 and 2008, respectively.

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

        Gross Profit Margin    The Company's gross profit margin as a percentage of net sales increased 2 points to 42% for the fiscal year ended March 31, 2010, up from 40% for fiscal 2009. The improvement is the result of increased sales volume driven by product availability and quality, price increases instituted throughout 2009 and increases in units produced resulting in lower unit costs. The increase of 13 percentage points in fiscal 2009 over 2008 was primarily the result of lower period costs resulting from production levels below normal capacity in 2008 as previously explained.

        Management expects the Company's fiscal 2011 gross profit margin percentage to remain generally consistent with the results reported for fiscal 2010. However, as discussed elsewhere in this Annual Report, management cannot predict future production levels. Producing the highest quality microalgae is a complex biological process which requires the tenuous balancing of numerous factors including microalgal strain variations, temperature, acidity, nutrient and other environmental considerations, some of which are not in the Company's control. As a result, it can be difficult and time consuming to adjust, improve or correct production process when quality levels fall below specifications. While the Company generally possesses scientific knowledge and resources to correct its production processes, there are too many variables involved for the Company to make reliable projections concerning such efforts. However, management constantly strives to anticipate events requiring adjustments to nutrients, processes, customer demands, etc. and strive to achieve increased production yields and improve quality. In addition to the items discussed above, there are many factors which could materially diminish gross profit.

        Operating Expenses    Operating expenses as a percentage of net sales were 33% for fiscal 2010, 30% for fiscal 2009 and 35% for fiscal 2008. Total operating expense increased by $928,000 or 22% over 2009 levels. The increase includes an increase in General and administrative expenses of $438,000, an increase Sales and marketing expense of $277,000, an increase in Research and development expense of $58,000 and an increase in loss on disposal of equipment and leasehold improvements of $155,000. The decrease in 2009 from 2008 as a percentage of sales was primarily due to the increase in net sales.

        General and administrative expenses were $3,311,000, $2,873,000 and $2,478,000 in fiscal 2010, 2009 and 2008, respectively. General and administrative expenses increased 15% from 2009 due to costs associated with separation of the Chief Executive Officer in March 2010 and salary and benefits increases. General and administrative expense in 2009 increased 16% over 2008 due to increased salaries and benefits from the addition of a new Chief Executive Officer, an accountant to improve internal controls, and salary and benefits increases. Current staffing has returned to the pre-workforce reduction levels in order to maintain adequate administration and financial accounting and reporting. The Company is committed to ongoing cost containment aimed at controlling its level of operating expenses, but may increase some discretionary spending in future periods as necessary to maintain product quality and the Company's competitive position.

        Sales and marketing costs were $1,402,000, $1,125,000 and $1,355,000 in fiscal 2010, 2009 and 2008, respectively, increasing 25% in 2010 from fiscal 2009 and decreasing 17% in 2009 from fiscal 2008. The increase in 2010 over 2009 is due to the Company resuming selected advertising and promotional programs in fiscal 2010 in order to maintain and expand sales levels. The decrease in 2009 from 2008 is due to the cessation of advertising programs and selling promotions eliminated with efforts to control expenses in the latter part of fiscal 2008. The Company anticipates continuing selected advertising and promotional programs in fiscal 2011 in order to maintain and expand sales levels as determined by the needs of the business.

        Research and development costs increased to $264,000 in 2010, up 28% from $206,000 in fiscal 2009, and up by 85% from $143,000 in fiscal 2008. During fiscal year 2010, new clinical trials initiated to expand the application of its products. In fiscal 2009, resources returned their focus on identifying potential areas to improve cultivation and production processes, therefore 2009 R&D expense increased from 2008. The Company benefited from these efforts in fiscal 2009 and 2010, and they will continue in 2011. The Company began to sponsor clinical studies once again in fiscal year 2010, in order to expand the applications of its health products. No new clinical trials were conducted in 2009 and 2008.

        Loss on disposal of equipment and leasehold improvements was $155,000 in 2010. There was no loss on disposal of assets in 2009.

        The Company reviews the recoverability of the carrying value of long-lived assets. The Company reviews long-lived assets and intangible assets for potential impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. This analysis at March 31, 2010 determined that the Company's equipment and leasehold improvements are not impaired in Cyanotech's Consolidated Balance Sheet at March 31, 2010.

        The Company expects fiscal 2011 operating expense spending will remain consistent with or increase from fiscal 2010 due to increased personnel costs, inflationary increases of expenses and the resumption of selected marketing and research activities as previously discussed. The Company will continue to leverage customer supported research where and as practicable. Increases in sales and marketing expenses may become necessary as the Company seeks new and increased markets and market share. Also, the cost of regulatory compliance—including international standards (ISO), US food and drug manufacturing practice (GMP), Securities and Exchange Commission requirements including Sarbanes Oxley, NASDAQ Capital Market listing requirements and other regulatory compliance areas—continue to increase. The Company will be required under Sarbanes-Oxley to have an independent audit of the Company's internal controls over financial reporting for fiscal year ending March 31, 2011. This will be an expense not currently incurred by the Company. Finally, the Company must remain competitive in the labor market, and this may lead to some increases in general and administrative costs.

        Other Expense    The following details the amounts included in other expense:

	2010	2009	2008
	(In thousands)
Interest expense on Term Loan Agreement(1)	$103	$152	$148
Other interest expense(2)	10	10	16
Other (income) expense, net(3)	(27)	(18)	41

Total other expense	$86	$144	$205

(1)
The total principal balance on the Company's Term Loans was $889,000, $1,501,000 and $2,072,000 as of March 31, 2010, 2009 and 2008, respectively. The interest rate under the Term Loans is 1% above the prime rate. The prime rate as of March 31, 2010, 2009 and 2008 was 3.25%, 3.25% and 5.25%, respectively. Interest expense includes amortization of debt issue costs.

(2)
Other interest expense includes imputed interest on two equipment loans, one capital lease and other finance charges. As of March 31, 2010, the principal balance of the two equipment loans and capital lease was $49,000 and $97,000, respectively. There was only one equipment loan outstanding at March 31, 2009 with a balance of $29,000.

(3)
FY 2010 Other (income) expense, net represents the interest earned on certain cash and cash equivalents balances and miscellaneous sales. Fiscal 2008 also includes state sales tax expense related to prior years. Fiscal 2008 also included gains (losses) arising from exchange rate fluctuations on transactions of the Company's Japan subsidiary which was discontinued in 2008.

        Income Taxes    For fiscal 2010 the Company recorded income tax expense of $24,000 compared with an income tax expense of $22,000 for 2009 and $29,000 for 2008. The income tax expense represents primarily alternative minimum taxes due to the utilization of tax loss carry forwards. At March 31, 2010 the Company had Federal and Hawaii state net operating loss carry forwards of approximately $15,455,000 and $8,957,000, respectively. The deferred tax assets resulting from these net operating loss benefits have been fully reserved as their utilization is not assured.

Liquidity and Capital Resources

        Financial Condition    At March 31, 2010, the Company's working capital was $4,942,000, an increase of $1,050,000 compared to $3,892,000 at March 31, 2009. Cash and cash equivalents at March 31, 2010 totaled $817,000, a decrease of $160,000 from $977,000 at March 31, 2009. The increase in working capital is mainly due to an increase in inventories from the prior year and the reclassification of $250,000 restricted cash from long term to current. Good production levels throughout fiscal 2010 and 2009 have allowed the Company to build sufficient inventory to meet the needs of our customers on a timely basis. The decrease in cash and cash equivalents is due to cash used in investing in equipment and leasehold improvements and financing activities.

        The Company has two Term Loan Agreements ("Term Loans") with a lender. These provided up to $4.6 million in combined credit facilities which are secured by substantially all the assets of the Company. The outstanding combined balance under the Term Loans as of March 31, 2010 is approximately $889,000. The Term Loans have maturity dates of May 1, 2010 as to $80,000 and March 1, 2015 as to $809,000 and are payable in equal monthly principal and interest payments of approximately $55,000. One term loan with a balance of $80,000 was subsequently paid in full on May 1, 2010.

        The interest rate under the Term Loans, in absence of a default under the agreement, is the prime rate in effect as of the close of business on the first day of each calendar quarter, plus 1%. The prime rate was 3.25% at March 31, 2010. The Company is prohibited by the Term Loan from declaring any cash dividends without the lender's prior written consent. A $250,000 restricted cash deposit is held in an interest-bearing restricted cash account per the terms of the Term Loan and is included in Other Assets in the consolidated balance sheets at March 31, 2010. The restricted cash was subsequently returned to the company in May of 2010.

        The Company has two equipment loans with John Deere at March 31, 2010 with a total outstanding combined balance of approximately $49,000. The equipment loans have maturity dates of December 28, 2012 as to $27,000 and March 25, 2013 as to $22,000 and are payable in equal monthly principal payments of approximately $1,400. The loans are at a 0% rate of interest and are net of imputed interest of $3,000.

        The Company has an equipment capital lease with Thermo Fisher Financial Services. The outstanding balance under the capital lease as of March 31, 2010 is approximately $97,000 and has a maturity date of March 2013.

Contractual Obligations

        The following table presents the Company's debt and lease obligations at March 31, 2010 (in thousands):

	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
Term Loans(1)	$275	$413	$344	$0	$1,032
Interest Expense on Term Loan(2)	37	47	16	0	100
Operating Leases	167	315	314	1,591	2,387

Total	$479	$775	$674	$1,591	$3,519

(1)
Includes term loans, equipment loans and capital lease mentioned above.

(2)
Interest on Bridgeview loans is computed using the rate in effect at April 1, 2010 of 4.25%.

        On April 24, 2009, the Company entered into an agreement with First Hawaiian Bank for a Line of credit in the amount of $150,000 for a term of one year. Upon renewal on March 25, 2010, the credit limit was increased to $350,000. The obligation is secured by the Company's U.S. accounts receivable and bears a variable interest rate based on prime plus 2%. The outstanding balance as of March 31, 2010 was $150,000.

        Cash Flows    Our cash and cash equivalents were $817,000, $977,000 and $1,090,000 at March 31, 2010, 2009 and 2008, respectively.

        The Company generated cash from operating activities of $1,219,000 and $908,000 fiscal years 2010 and 2009 respectively, compared to cash used in operations of $782,000 in fiscal 2008. The increase in cash provided by operations from 2009 was primarily due to the fiscal 2010 net income of $1,391,000, non-cash expenses totaling $680,000, and timing differences in current payables, offset by increased inventory and prepaid balances of $809,000. The improved cash provided by operations in fiscal year 2009 compared to fiscal year 2008 is primarily due to the fiscal 2009 net income of $1,142,000, non-cash expenses totaling $740,000 and timing differences in current payables and receivables, offset by increased inventory balances of $1,523,000. Depreciation and amortization expense was $512,000, $431,000 and $490,000 for the years ended March 31, 2010, 2009 and 2008, respectively. Depreciation expense for 2010 was more than 2009 as a result of additions to depreciable assets in fiscal 2010. It is uncertain whether operating activities will generate cash in future periods due to the volatility of the world economy and its impact on our foreign customers.

        Net cash of $1,032,000 was used in investing activities during fiscal 2010 compared to net cash used in investing activities of $449,000 during fiscal 2009. Net cash used in investing activities in 2008 was $131,000. Investments are primarily plant and equipment purchases aimed toward enhancing or maintaining our ability to respond to market demand. Management expects to continue to invest in equipment upgrades and leasehold improvements tied to market requirements and production efficiency. Investment was also made in phase one of the Company's resource management system upgrade. Continued expenditures to expand the system are anticipated for the next fiscal year. Future capital expenditures are expected to remain level or decrease as compared to amounts expended in fiscal 2010.

        During fiscal 2010, cash used in financing activities was $347,000, consisting of $150,000 cash provided from drawing on the credit line with First Hawaiian Bank, offset by principal payments on term debt of $497,000. During fiscal 2009, cash used in financing activities was $572,000 representing principal payments on long-term debt. During fiscal 2008, cash obtained from financing activities amounted to $1,078,000, the proceeds of senior debt. Cash used in financing activities in fiscal 2008 was $396,000 in principal payments on long-term debt and $123,000 of closing costs related to the senior debt.

        Sufficiency of Liquidity    Based upon our current operating plan, analysis of our consolidated financial position and projected future results of operations, we believe that our operating cash flows and existing cash balances will be sufficient to finance current operating requirements, debt service, and planned capital expenditures, for the next 12 months. With total working capital of $4.9 million, and a current ratio of 3 to 1 as of March 31, 2010, management expects liquidity in fiscal 2011 to be generated primarily from operating cash flows. Currently unanticipated capital expenditures or business expansion could require the Company to identify additional debt or equity funding sources.

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

        A significant portion of the Company's expense levels are relatively fixed, so the timing of increases in expense levels is based in large part on forecasts of future sales. If net sales are below expectations in any given period, the adverse impact on results of operations may be magnified by our inability to adjust spending quickly enough to compensate for the sales shortfall. We may also choose to reduce prices or increase spending in response to market conditions, which may have a material adverse effect on financial condition and results of operations.

Effect of Recently Issued Accounting Standards and Estimates

        In January 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2010-06, "Improving Disclosures about Fair Value Measurements," an amendment to Accounting Standards Codification ("ASC") No. 820, "Fair Value Measurements and Disclosures." The standard requires disclosure for transfers in and out of Level 1 and Level 2, as well as the disclosure of Level 3 activity on a gross, rather than net, basis. The guidance also requires enhancements to certain existing disclosures. The amendments will be effective as of the beginning of fiscal 2011, except for the new requirements around Level 3 activity, which is deferred until the beginning of fiscal 2012. The guidance is not expected to have an impact on the Company's consolidated financial statements.

        In May 2009, the FASB issued ASC No. 855, "Subsequent events," and updated this guidance in February 2010. The objective of this Statement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth: 1. the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, 2. the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and 3. the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. The Company adopted ASC No. 855 during the second quarter of 2009. The adoption of ASC No. 855 did not have a material impact on the Company's financial statements or condition. In accordance with ASC No. 855, management has evaluated subsequent events through the date the financial statements are filed with the SEC and is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

        On October 1, 2009, we adopted ASU No. 2010-02, "Consolidation (Topic 810) Accounting and Reporting for Decreases in Ownership of a Subsidiary—a Scope Clarification," as codified in ASC No. 810, "Consolidation." ASU No. 2010-02 applies retrospectively to April 1, 2009, our adoption date for ASC 810-10-65-1. This ASU clarifies the applicable scope of ASC No. 810 for a decrease in ownership in a subsidiary or an exchange of a group of assets that is a business or nonprofit activity. The ASU also requires expanded disclosures. The adoption of this ASU did not have a material impact on our consolidated financial statements; however, it may affect future divestitures of subsidiaries or groups of assets within its scope.

        On October 1, 2009, we adopted ASU No. 2010-01, "Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash—a consensus of the FASB Emerging Issues Task Force," as codified in ASC No. 505, "Equity." ASU No. 2010-01 clarifies the treatment of certain distributions to shareholders that have both stock and cash components. The stock portion of such distributions is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend. The adoption of this ASU did not have a material impact on our consolidated financial statements; however, it may affect any future stock distributions.

        On October 1, 2009, we adopted ASU No. 2009-12, "Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)," as codified in ASC No. 820-10, "Fair Value Measurements and Disclosures—Overall." ASU No. 2009-12 permits a reporting entity to measure the fair value of certain alternative investments that do not have a readily determinable fair value on the basis of the investments' net asset value per share or its equivalent. This ASU also requires expanded disclosures. The adoption of this ASU did not have a material impact on our consolidated financial statements; however, it may impact the valuation of our future investments.

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

        Management reviews inventory levels, inventory turnover, product age and product marketability quarterly to evaluate recoverability and determine if a reserve for inventory is deemed necessary. At March 31, 2010 an inventory reserve in the amount of $54,000 has been recognized. An inventory reserve was not deemed necessary in the prior fiscal year.

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

        We have two term loans with interest rates that adjust quarterly based on the prime rate. As such, we are exposed to the interest rate risk whereby a 1% increase in the prime rate would lead to an increase of approximately $9,000 in interest expense for the year ending March 31, 2011 (based on March 31, 2010 amounts outstanding).

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Cyanotech Corporation:

        We have audited the accompanying consolidated balance sheets of Cyanotech Corporation and subsidiary (the Company) as of March 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the two years in the period ended March 31, 2010. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cyanotech Corporation and subsidiary as of March 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Grant Thornton LLP

Honolulu, Hawaii
June 24, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Cyanotech Corporation:

        We have audited the consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows of Cyanotech Corporation for the year ended March 31, 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of their operations and their cash flows for the year ended March 31, 2008, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Honolulu, Hawaii
June 26, 2008

CYANOTECH CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

March 31,

	2010	2009
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$817	$977
Accounts receivable, net of allowance for doubtful accounts of $10 in 2010 and $14 in 2009	2,064	1,785
Inventories, net	3,933	3,124
Prepaid expenses and other current assets	400	110

Total current assets	7,214	5,996
Equipment and leasehold improvements, net	4,681	4,316
Other assets	253	475

Total assets	$12,148	$10,787

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$276	$620
Line of credit	150	—
Accounts payable	1,125	1,040
Accrued expenses	721	444

Total current liabilities	2,272	2,104
Long-term debt, excluding current maturities	756	909

Total liabilities	3,028	3,013

Stockholders' equity:
Common stock of $.02 par value, authorized 7,500,000 shares; issued and outstanding 5,252,572 shares at 2010 and 5,245,770 shares at 2009	105	105
Additional paid-in capital	27,545	27,590
Accumulated deficit	(18,530)	(19,921)

Total stockholders' equity	9,120	7,774

Total liabilities and stockholders' equity	$12,148	$10,787

See accompanying notes to consolidated financial statements

CYANOTECH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Year ended March 31,

	2010	2009	2008
	(in thousands, except per share data)
Net sales	$15,742	$13,950	$11,364
Cost of sales	9,109	8,438	8,293

Gross profit	6,633	5,512	3,071

Operating expenses:
General and administrative	3,311	2,873	2,478
Sales and marketing	1,402	1,125	1,355
Research and development	264	206	143
Loss on disposal of equipment and leasehold improvements	155	—	—

Total operating expense	5,132	4,204	3,976

Income (loss) from operations	1,501	1,308	(905)

Other income (expense):
Interest income	4	8	24
Interest expense	(113)	(162)	(164)
Other income (expense), net	23	10	(65)

Total other expense, net	(86)	(144)	(205)

Income (loss) before income tax expense	1,415	1,164	(1,110)
Income tax expense	24	22	29

Net income (loss)	$1,391	$1,142	$(1,139)

Net income (loss) per share:
Basic	$.26	$.22	$(.22)

Diluted	$.26	$.22	$(.22)

Shares used in calculation of net income (loss) per share:
Basic	5,251	5,244	5,242

Diluted	5,346	5,248	5,242

See accompanying notes to consolidated financial statements

CYANOTECH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND
COMPREHENSIVE INCOME (LOSS)

Years ended March 31, 2010, 2009 and 2008

	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Comprehensive Income (Loss)
	(in thousands, except share data)
Balances at March 31, 2007	5,233,520	$105	$27,333	$(19,920)	$(8)	$7,510
Issuances of common stock for Director Stock Grants	8,750	—	4	—	—	4
Comprehensive loss:
Net loss	—	—	—	(1,139)		(1,139)	$(1,139)
Other comprehensive loss—foreign currency translation adjustments	—	—	—	—	4	4	4

Comprehensive loss	—	—	—	—	—	—	$(1,135)

Balances at March 31, 2008	5,242,270	105	27,337	(21,059)	(4)	6,379
Issuances of common stock for Director Stock Grants	3,500	—	7	—	—	7
Compensation expense related to stock options	—	—	246	—	—	246
Comprehensive income:
Net Income	—	—	—	1,142	—	1,142	$1,142
Other comprehensive loss—foreign currency translation adjustments	—	—	—	(4)	4	—	—

Comprehensive income	—	—	—	—	—	—	$1,142

Balances at March 31, 2009	5,245,770	105	27,590	(19,921)	—	7,774
Issuances of common stock for Director Stock Grants	6,752	—	20	—	—	20
Issuance of common stock for exercise of stock options for cash	50	—	—	—	—	—
Compensation expense related to stock options	—	—	(65)	—	—	(65)
Comprehensive income:
Net Income	—	—	—	1,391	—	1,391	$1,391

Comprehensive income	—	—	—	—	—	—	$1,391

Balances at March 31, 2010	5,252,572	$105	$27,545	$(18,530)	$—	$9,120

See accompanying notes to consolidated financial statements

CYANOTECH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended March 31,

	2010	2009	2008
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,391	$1,142	$(1,139)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Loss on disposal of equipment and leasehold improvements	155	—	73
Depreciation and amortization	512	431	490
Amortization of debt issue costs and other assets	58	56	42
Issuance of common stock for services	20	7	4
Stock based compensation expense	(65)	246	—
Provision for reduction of allowance for doubtful accounts	(4)	(9)	—
Net (increase) decrease in assets:
Accounts receivable	(275)	158	(347)
Inventories	(809)	(1,523)	(8)
Prepaid expenses and other assets	(125)	245	(220)
Net increase (decrease) in liabilities:
Customer deposits	—	(204)	204
Accounts payable	84	235	189
Accrued expenses	278	124	(70)

Net cash provided by (used in) operating activities	1,219	908	(782)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in equipment and leasehold improvements	(1,032)	(449)	(131)

Net cash used in investing activities	(1,032)	(449)	(131)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	150	—	—
Proceeds from long-term debt	—	—	1,078
Principal payments on long-term debt	(497)	(572)	(396)
Payments for debt issuance costs	—	—	(123)

Net cash (used in) provided by financing activities	(347)	(572)	559

Net decrease in cash and cash equivalents	(160)	(113)	(354)
Cash and cash equivalents at beginning of year	977	1,090	1,444

Cash and cash equivalents at end of year	$817	$977	$1,090

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$62	$132	$130

Income taxes	$35	$7	$2

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Additions to equipment	$124	$29	$—

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

Foreign Currency Translation and Risk

        The Japanese Yen was the functional currency for Cyanotech Japan. As such, Cyanotech Japan's revenues and expenses were translated at average rates of exchange prevailing during 2008. Due to the dissolution of Cyanotech Japan in the third quarter of fiscal 2008, no Cyanotech Japan assets and liabilities remained as of March 31, 2010 and 2009. Translation adjustments for Cyanotech Japan during the year ended March 31, 2008 have been charged or credited to accumulated other comprehensive income (loss) in stockholders' equity. Currently Cyanotech Corporation transacts entirely in US dollars and does not hedge any foreign currency risk through the use of derivative financial instruments.

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

        GAAP establishes a framework for measuring fair value which the Company adopted in 2008. That framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy are described below:

        Level 1—Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets that the Company has the ability to access.

        Level 2—Inputs to the valuation methodology include:

  •
  Quoted prices for similar assets or liabilities in active markets;

  •
  Quoted prices for identical or similar assets or liabilities in inactive markets;

  •
  Inputs other than quoted prices that are observable for the asset or liability; and

  •
  Inputs that are derived principally from or corroborated by observable market data by correlation or other means.

        If the asset or liability has a specified (contractual) term, the Level 2 input must be observable for substantially the full term of the asset or liability.

        Level 3—Inputs to the valuation methodology are unobservable and significant to the fair value

        Cash and Cash Equivalents, Short-Term Investments, Accounts Receivable and Accounts Payable    Due to the short-term nature of these instruments, management believes that the carrying amounts approximate fair value.

        Long-Term Debt    The carrying amount of long-term debt approximates fair value as interest rates applied to the underlying debt are adjusted quarterly to market interest rates, which approximate current interest rates for similar debt instruments of comparable maturities.

        The Company maintains its cash accounts with banks located in Hawaii. The total cash balances are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000 per bank. The Company has cash balances on deposit with a Hawaii bank at March 31, 2010 that exceeded the balance insured by the FDIC by $535,000.

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

Inventories, net

        Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Market is defined as sales price less cost to dispose and a normal profit margin. Inventory costs include materials, labor and overhead.

        A reserve against inventory is established and netted against inventory for known or expected inventory obsolescence. At March 31, 2010 the inventory reserve was $54,000. There was no reserve against inventory at March 31, 2009.

        The Company recognizes abnormal production costs including fixed cost variances from normal production capacity as an expense in the period incurred. Abnormal amounts of freight, handling costs and wasted material (spoilage) are recognized as current-period charges and fixed production overhead costs are allocated to inventory based on the normal capacity of production facilities. Normal capacity is defined as "the production expected to be achieved over a number of periods or seasons under normal circumstances, taking into account the loss of capacity resulting from planned maintenance." These amounts were $0, $136,000 and $1,298,000 for fiscal years ended March 31, 2010, 2009 and 2008, respectively.

Equipment and Leasehold Improvements, net

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

        Capital project costs are accumulated in construction in-progress until completed. Repair and maintenance cost are expensed in the period incurred. Repairs and maintenance that significantly increase the useful life or value of the asset are capitalized and depreciated over the remaining life of the asset.

Impairment of Long-Lived Assets

        Management reviews long-lived assets, such as equipment, leasehold improvements and purchased intangibles subject to amortization for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized to the extent that the carrying amount exceeds the asset's fair value. Assets to be disposed of and related liabilities would be separately presented in the consolidated balance sheet. Assets to be disposed of would be reported at the lower of the carrying value or fair value less costs to sell and would not be depreciated.

Accounting for Assets Retirement Obligations

        Management evaluates quarterly the potential liability for asset retirement obligations under the Company's lease for its principal facility and corporate headquarters. No liability has been recognized as of March 31, 2010 (see Note 6).

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

        As a result of the implementation of accounting for uncertain tax positions effective April 1, 2008, the Company did not recognize a liability for unrecognized tax benefits and, accordingly, was not required to record any cumulative effect adjustment to beginning of year retained earnings. As of both the date of adoption and March 31, 2010, there was no significant liability for income tax associated with unrecognized tax benefits.

        In evaluating a tax position for recognition, management evaluates whether it is more-likely-than-not that a position will be sustained upon examination, including resolution of related appeals or litigation processes, based on technical merits of the position. If the tax position meets the more-likely-than-not recognition threshold, the tax position is measured and recognized in the Company's financial statements as the largest amount of tax benefit that, in management's judgment, is greater than 50% likely of being realized upon settlement.

        The Company recognizes accrued interest related to unrecognized tax benefits as well as any related penalties in interest expense in its condensed consolidated statements of operations. As of the date of adoption and during the years ended March 31, 2010, and 2009, there was no accrual for the payment of interest and penalties related to uncertain tax positions.

Share-Based Compensation

        The Company accounts for share based payment arrangements with employees based on fair value. If an award vests or becomes exercisable based on the achievement of a condition other than service, such as for meeting certain performance or market condition, the award is classified as a liability. Liability-classified awards are remeasured to fair value at each balance sheet date until the award is settled. The Company currently has no liability-classified awards. Equity-classified awards, including grants of employee stock options, are measured at the grant-date fair value of the award and are not subsequently remeasured unless an award is modified. The cost of equity-classified awards is recognized in the income statement over the period during which an employee is required to provide the service in exchange for the award. All of the Company's stock options are service-based awards, and because the Company's stock options are "plain vanilla," as defined by the U.S. Securities and Exchange Commission in Staff Accounting Bulletin No. 107, they are reflected only in Equity and Compensation Expense accounts

        The Company utilizes the Black-Scholes option pricing model to determine the fair value of each option award. Expected volatilities are based on the historical volatility of the Company's common stock over a period consistent with that of the expected term of the options. The expected term of the options are estimated based on factors such as vesting periods, contractual expiration dates, historical trends in Cyanotech's stock price, and historical exercise behavior. The risk-free rates for periods within the contractual life of the options are based on the yields of U.S. Treasury instruments with terms comparable to the estimated option terms.

Per Share Amounts

        Basic earnings per common share is calculated by dividing net income (loss) for the year by the weighted-average number of common shares outstanding during the year. Diluted earnings per common share is calculated by dividing net income for the year by the sum of the weighted-average number of common shares outstanding during the year plus the number of potentially dilutive common shares ("dilutive securities") that were outstanding during the year. Dilutive securities include options granted pursuant to the Company's stock option plans, potential shares related to the Employee Stock Purchase Plan and Restricted Stock grants to employees and non-employees. Dilutive securities related to the Company's stock option plans are included in the calculation of diluted earnings per common share using the treasury stock method. Potentially dilutive securities are excluded from the computation of earnings per share in periods in which a net loss is reported, as their effect would be antidilutive. A reconciliation of the numerators and denominators of the basic and diluted earnings per common share calculations for the years ended March 31, 2010, 2009 and 2008 is presented in Note 7. There were 8,000, 384,000 and 116,000 potentially dilutive shares excluded from income (loss) per share during 2010, 2009 and 2008, respectively, as they were anti dilutive.

New Accounting Pronouncements

        In January 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2010-06, "Improving Disclosures about Fair Value Measurements," an amendment to Accounting Standards Codification ("ASC") 820, "Fair Value Measurements and Disclosures." The standard requires disclosure for transfers in and out of Level 1 and Level 2, as well as the disclosure of Level 3 activity on a gross, rather than net, basis. The guidance also requires enhancements to certain existing disclosures. The amendments will be effective as of the beginning of fiscal 2011, except for the new requirements regarding Level 3 activity, which is deferred until the beginning of fiscal 2012. The guidance is not expected to have an impact on the Company's consolidated financial statements.

        On October 1, 2009, we adopted ASU No. 2010-02, "Consolidation (Topic 810) Accounting and Reporting for Decreases in Ownership of a Subsidiary—a Scope Clarification," as codified in ASC No. 810, "Consolidation." ASU No. 2010-02 applies retrospectively to April 1, 2009, our adoption date for ASC No. 810. This ASU clarifies the applicable scope of ASC No. 810 for a decrease in ownership in a subsidiary or an exchange of a group of assets that is a business or nonprofit activity. The ASU also requires expanded disclosures. The adoption of this ASU did not have a material impact on our consolidated financial statements; however, it may affect future divestitures of subsidiaries or groups of assets within its scope.

        On October 1, 2009, we adopted ASU No. 2010-01, "Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash—a consensus of the FASB Emerging Issues Task Force," as codified in ASC No. 505, "Equity." ASU No. 2010-01 clarifies the treatment of certain distributions to shareholders that have both stock and cash components. The stock portion of such distributions is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend. The adoption of this ASU did not have a material impact on our consolidated financial statements; however, it may affect any future stock distributions.

        On October 1, 2009, we adopted ASU No. 2009-12, "Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)," as codified in ASC No. 820-10, "Fair Value Measurements and Disclosures—Overall." ASU No. 2009-12 permits a reporting entity to measure the fair value of certain alternative investments that do not have a readily determinable fair value on the basis of the investments' net asset value per share or its equivalent. This ASU also requires expanded disclosures. The adoption of this ASU did not have a material impact on our consolidated financial statements; however, it may impact the valuation of our future investments.

        In May 2009, the FASB issued ASC No. 855, "Subsequent events." The objective of this Statement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth: 1. the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, 2. the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and 3. the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. Management has evaluated subsequent events through the date the financial statements are filed with the SEC and is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

Note 2 Inventories, net

        Inventories consist of the following as of March 31, 2010 and 2009:

	2010	2009
	(in thousands)
Raw materials	$392	$323
Work in process	303	329
Finished goods(1)	3,062	2,315
Supplies	176	157

	$3,933	$3,124

(1)
Net of reserve for obsolescence of $54,000 and $0, respectively.

Note 3 Equipment and Leasehold Improvements, net

        Equipment and leasehold improvements consists of the following as of March 31, 2010 and 2009:

	2010	2009
	(in thousands)
Equipment(1)	$6,350	$6,526
Leasehold improvements	7,298	7,580
Furniture and fixtures	88	117

	13,736	14,223
Less accumulated depreciation and amortization	(9,243)	(10,031)
Construction in-progress	188	124

	$4,681	$4,316

(1)
Includes $97,000 of equipment under capital lease at March 31, 2010 with accumulated depreciation of $0.

        The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. No such event occurred during the fiscal years ended March 31, 2010, 2009 and 2008. The Company recognized a loss on disposal of equipment and leasehold improvements in the amount of $155,000 in fiscal 2010.

Note 4 Accrued Expenses

        Components of accrued expenses as of March 31, 2010 and 2009 are as follows:

	2010	2009
	(in thousands)
Wages, commissions and royalties	$334	$257
Professional fees	34	11
Bonuses	140	—
Other accrued expenses	213	176

	$721	$444

Note 5 Line of Credit

        On April 24, 2009, the Company entered into an agreement with First Hawaiian Bank for a Line of Credit in the amount of $150,000 for a term of one year. Upon renewal on March 25, 2010, the credit limit was increased to $350,000. The obligation is secured by the Company's U.S. accounts receivable and bears a variable interest rate based on prime plus 2%. The outstanding balance as of March 31, 2010 was $150,000. The credit agreement requires the Company to meet certain financial covenants. The Company was in compliance with these financial covenants at March 31, 2010.

Note 6 Long-Term Debt

        Long-term debt consists of the following as of March 31, 2010 and 2009 as follows:

	2010	2009
	(in thousands)
Term loans	$1,032	$1,529
Less current maturities	(276)	(620)

Long-term debt, excluding current maturities	$756	$909

        In April 2000, the Company executed a Term Loan Agreement ("Term Loan A") with a lender providing for $3.5 million in aggregate credit facilities, secured by the Company's assets. Term Loan A has a maturity date of May 1, 2010 and is payable in 120 equal monthly principal payments plus interest. The interest rate under Term Loan A, in the absence of a default under the agreement, is the prime rate, in effect as of the close of business on the first day of each calendar quarter, plus 1%. As of March 31, 2010, the prime rate was 3.25%. The balance under this loan was $80,000 and $551,000 at March 31, 2010 and 2009, respectively. The Company is prohibited from declaring any common stock dividends without the lender's prior written consent. A warrant to purchase 5,000 shares of the Company's common stock was issued in conjunction with this Term Loan. The warrant expires in April 2011 and has an exercise price of $10.20 per share. The warrant may only be exercised after the Company has repaid the Term Loan in full. The credit agreement requires the Company to meet certain financial covenants. The Company was in compliance with these financial covenants at March 31, 2010 and 2009. The note was paid in full at maturity in May 2010.

        In February 2008, the Company executed another Term Loan Agreement ("Term Loan B") with the same lender providing for $1.1 million in aggregate credit facilities, secured by the Company's assets. Term

Loan B has a maturity date of March 1, 2015 and is payable in 84 equal monthly principal payments plus interest. The interest rate under Term Loan B, in the absence of a default under the agreement, is the prime rate, in effect as of the close of business on the first day of each calendar quarter, plus 1%. As of March 31, 2010 and 2009, the prime rate was 3.25% and 3.25%, respectively. The balance under this loan was $808,000 and $950,000 at March 31, 2010 and 2009, respectively. The Company is prohibited from declaring any common stock dividends without the lender's prior written consent.

        A $250,000 restricted cash deposit continues to be held to secure these loans and is included in Prepaid expenses and other current assets in the accompanying consolidated Balance Sheet at March 31, 2010. The $250,000 restricted cash deposit was included in Other assets at March 31, 2009. The restricted cash was released in May 2010 upon the maturity of Term Loan A.

        In March 2009, the Company executed a Term Loan Agreement with John Deere credit providing for $29,340 in equipment, secured by the equipment financed. The Term Loan has a maturity date of March 25, 2013 and is payable in 48 equal monthly principal payments. The interest rate under this Term Loan is 0%. Imputed interest at a rate of 2% (cash discount offered by seller) has been recorded and will be amortized as interest over the term of the loan. The face value of the term loan is reported in the balance sheet at $22,000, less the unamortized discount of $2,053 at March 31, 2010. Amortization of discount for the year ended March 31, 2010 was $546. There was no amortization of discount as of March 31, 2009.

        In January 2010, the Company executed a Term Loan Agreement with John Deere credit providing for $27,217 in equipment, secured by the equipment financed. The Term Loan has a maturity date of December 28, 2012 and is payable in 36 equal monthly principal payments. The interest rate under this Term Loan is 0%. Imputed interest at a rate of 2% (cash discount offered by seller) has been recorded and will be amortized as interest over the term of the loan. The face value of the term loan is reported in the balance sheet at $27,217, less the unamortized discount of $1,552 at March 31, 2010. Amortization of discount for the year ended March 31, 2010 was $140.

        In March 2010, the Company executed a capital lease agreement with Thermo Fisher Financial providing for $97,000 in equipment, secured by the equipment financed. The capital lease has a maturity date of March 2013 and is payable in 36 equal monthly payments. The interest rate under this Capital Lease is 6.6%. The balance under this lease was $97,000 at March 31, 2010.

        Future principal payments under the loan agreements and capital lease as of March 31, 2010 are as follows:

Year ending March 31	(in thousands)
2011	$276
2012	203
2013	210
2014	168
2015	175
Thereafter through 2015	—

Total principal payments	$1,032

Note 7 Leases

        The Company's principal facility and its corporate headquarters are located at the Natural Energy Laboratory of Hawaii Authority ("NELHA") at Keahole Point in Kailua-Kona, Hawaii. The property is leased from the State of Hawaii under a 30-year commercial lease expiring in 2025. Under the terms of the existing NELHA lease, the Company could be required to remove improvements at the end of the lease term. Based upon communications with NELHA and an analysis pursuant to ASC 410-20, we do not believe the projected cost for such removal to be material to the consolidated financial statements, or likely, given historical practices. However, conditions could change in the future. It is not possible to predict such changes or estimate any impact thereof.

        The Company leases facilities, equipment and land under operating leases expiring between 2010 and 2025. The land lease provides for contingent rentals in excess of minimum rental commitments based on a percentage of the Company's sales. Contingent rental for the years ended March 31, 2010, 2009 and 2008 was $81,000, $13,000 and $46,000, respectively.

        Future minimum lease payments under non-cancelable operating leases at March 31, 2010 are as follows:

Year ending March 31	(in thousands)
2011	$167
2012	158
2013	157
2014	157
2015	157
Thereafter through 2026	1,591

Total minimum lease payments	$2,387

        Rent expense, including contingent rent, under operating leases amounted to $337,000, $249,000 and $268,000 for the years ended March 31, 2010, 2009 and 2008, respectively.

Note 8 Share-Based Compensation

Stock Options

        As of March 31, 2010, the Company had the following two shareholder approved stock plans under which shares were available for equity-based awards: The 2005 Stock Option Plan (the "2005 Plan") wherein 700,000 shares of common stock are reserved for issuance until the Plan terminates on August 21, 2015, which includes 500,000 additional shares of common stock pursuant to a vote of the Company's stockholders on September 9, 2008, and; The Independent Director Stock Option and Stock Grant Plan (the "2004 Directors Plan") wherein 75,000 shares of common stock are reserved for issuance until the Plan terminates in 2014.

        Under the 2005 Plan, eligible employees and certain independent consultants may be granted options to purchase shares of the Company's common stock. The shares issuable under the 2005 Plan will either be shares of the Company's authorized but previously unissued common stock or shares reacquired by the Company, including shares purchased on the open market. As of March 31, 2010, 369,644 options remain available for grant under the 2005 Plan.

        Under the 2004 Directors Plan, upon election to the Board of Directors, a newly elected non-employee director is granted a ten-year option to purchase 1,000 shares of the Company's common stock. Options granted vest and become exercisable six months from the date of grant. In addition, on the date of each Annual Meeting of Stockholders, each non-employee director continuing in office is automatically issued 875 shares of common stock, non-transferable for nine months following the date of grant. The 2004 Directors Plan was amended effective March 24, 2010, to increase the number of shares of common stock issued to each non-employee director to 2,000 shares and an additional 2,000 shares to the director serving as Chairman of the Board. Compensation expense recognized for shares issued under the 2004 Plan was $20,000, $7,000 and $4,000 for the fiscal years ended March 31, 2010, 2009 and 2008, respectively. As of March 31, 2010, 47,123 options remain available for grant under the 2004 Plan.

Concurrent with the 2004 Plan approval on August 16, 2004, the 1994 Non-Employee Director Stock Option and Stock Grant Plan was terminated except for the outstanding options issued thereunder.

        The following table presents shares authorized, available for future grant and outstanding under each of the Company's plans:

	As of March 31, 2010
	Authorized	Available	Outstanding
2005 Plan	700,000	369,644	330,356
2004 Plan	75,000	47,123	1,000
1994 Plan	—	—	2,250

Total	775,000	416,767	333,606

        All stock option grants made under the 2005 Plan and the 2004 Directors Plan were at exercise prices no less than the Company's closing stock price on the date of grant. Options under the 2005 Plan and 2004 Directors Plan were determined by the Board of Directors or the Stock Option and Compensation Committee of the Board in accordance with the provisions of the respective plans. The terms of each option grant include vesting, exercise, and other conditions are set forth in a Stock Option Agreement evidencing each grant. No option can have a life in excess of ten (10) years. The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model. The model requires various assumptions, including a risk-free interest rate, the expected term of the options, the expected stock price volatility over the expected term of the options, and the expected dividend yield. Compensation expense for employee stock options is recognized ratably over the vesting term. Compensation expense recognized for options issued under the 2005 Plan was $(65,000) and $246,000 for the years ended March 31, 2010 and 2009, respectively and is classified as General and Administrative expense in the consolidated condensed statement of operations. The negative compensation expense for fiscal 2010 was due to the forfeiture of 262,112 unvested options at $2.12 per share. There was no compensation expense recognized under the 2005 Plan for the year ended March 31, 2008.

        A summary of option activity under the Company's stock plans for the fiscal years ended March 31, 2010, 2009 and 2008 is presented below:

Option Activity	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2007	84,172	$3.86	1.77 years	$(186,862)
Granted	47,350	$1.60
Exercised	—	—
Expired	(17,700)	$2.36
Forfeited	(2,375)	$3.11

Outstanding at March 31, 2008	111,447	$3.15	4.9 years	$(176,086)
Granted	443,168	$1.84
Exercised	—	—
Forfeited or expired	(44,894)	$4.05

Outstanding at March 31, 2009	509,721	$2.11	8.9 years	$38,130
Granted	113,000	$2.08
Exercised	(50)	$1.60
Forfeited or Expired	(289,065)	$2.28

Outstanding at March 31, 2010	333,606	$1.69	8.4 years	$555,281

Exercisable at March 31, 2010	151,651	$1.47	8.0 years	$285,340

        The aggregate intrinsic value in the tables above is before applicable income taxes and represents the amount optionees would have received if all options had been exercised on the last business day of the period indicated, based on the Company's closing stock price of $3.35 per share for such day.

        A summary of the Company's non-vested options for the year ended March 31, 2010 is presented below:

Nonvested Options	Shares	Weighted Average Grant-Date Fair Value
Nonvested at March 31, 2009	481,463	$1.82
Granted	113,000.65
Vested	(144,286)	1.05
Forfeited or expired	(268,222)	1.63

Nonvested at March 31, 2010	181,955	$.62

        The following table summarizes the weighted average characteristics of outstanding stock options as of March 31, 2010:

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Number of Shares	Remaining Life (Years)	Weighted Average Price	Number of Shares	Weighted Average Price
$1.41-$2.60	331,856	8.5	$1.67	149,901	$1.44
$4.20-$6.50	1,750	3.1	4.31	1,750	4.31

Total stock options	333,606	8.4	$1.69	151,651	$1.47

        There were 113,000, 443,168 and 47,350 stock options granted during the fiscal years ended March 31, 2010, 2009, and 2008 respectively. The range of fair value assumptions related to options granted during the years ended March 31 are:

	2010	2009	2008
Exercise Price:	$2.08	$1.41 - $2.12	1.60
Volatility:	88.9%	101.9 - 103.6%	104%
Risk Free Rate:	3.13%	4.0 - 4.7%	4.8%
Vesting Period:	4 years	1 - 4 years	5 years
Forfeiture Rate:	20%	0 - 15%	24%
Expected Life	6.25 years	5.0 - 6.5 years	7.6 years
Dividend Rate	0%	0%	0%

        As of March 31 2010, total unrecognized stock-based compensation expense related to unvested stock options was $87,620, which is expected to be expensed over a weighted-average period of 2.7 years.

Warrants

        The Company had outstanding at March 31, 2010 and 2009, a single warrant which allows the warrant holder rights to acquire 5,000 shares of the Company's common stock. The warrant was valued at the date of grant and was amortized as a premium, but was subsequently deemed to have no value as a result of a reverse split which occurred in a prior year. Accordingly, no expense was recognized in 2010, 2009 or 2008. The warrant expires in April 2011and has an exercise price of $10.20 per share.

Note 9 Earnings Per Share

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

        Reconciliations between the numerator and the denominator of the basic and diluted earnings per share computations for the years ended March 31, 2010, 2009 and 2008 are as follows:

	Net Income (Loss) (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except per share amounts)
Year ended March 31, 2010:
Basic income per share	$1,391	5,251	$0.26
Effective dilutive securities—
Common stock options	—	95	—

Diluted income per share	$1,391	5,346	$0.26

Year ended March 31, 2009:
Basic income per share	$1,142	5,244	$0.22
Effective dilutive securities—
Common stock options	—	4	—

Diluted income per share	$1,142	5,248	$0.22

Year ended March 31, 2008:
Basic and diluted loss per share	$(1,139)	5,242	$(0.22)

Note 10 Profit Sharing Plan

        The Company sponsors a profit sharing plan for all employees not covered under a separate management incentive plan. Under the profit sharing plan, a percentage determined by the Board of Directors of pre-tax profits on a quarterly basis may be allocated to non-management employees at management's discretion. The profit sharing bonus may be distributed all in cash on an after-tax basis or distributed half in cash (on an after-tax basis) and the remainder deposited in an employee's 401(k) account on a pre-tax basis. Employees may also make voluntary pre-tax contributions to their 401(k) accounts. Compensation expense under this plan was approximately $156,000 and $64,000 for the fiscal years ended March 31, 2010 and 2009, respectively. There was no such compensation expense for fiscal years 2008.

Note 11 Major Customers and Geographic Information

        Net sales by product line for the years 2010, 2009 and 2008 are as follows:

	2010	2009	2008
	(in thousands)
Net sales:
Spirulina products	$7,744	$6,835	$5,980
Natural astaxanthin products
NatuRose	—	—	443
BioAstin	7,978	7,093	4,808
Other products	20	22	133

	$15,742	$13,950	$11,364

        The Company has two major European customers. Sales to a single spirulina customer were approximately $1,027,000, or 7% of our total net sales for the year ended March 31, 2010. Sales to this customer for fiscal 2009 and 2008 were $1,521,000 (11% of net sales) and $1,149,000 (10% of net sales), respectively. Sales to a single astaxanthin customer were approximately $784,000 or 5% of sales for the year ended March 31, 2010. Sales to this customer were $1,806,000 (13% of net sales) and $495,000 (4% of net sales), for the fiscal years 2009 and 2008, respectively. The Company has one major US customer, astaxanthin sales to this customer for the year ended March 31, 2010 were approximately $1,653,000 or 10% of our total net sales. Sales to this customer were approximately $821,000 (6% of net sales) and $656,000 (6% of net sales), for the fiscal years 2009 and 2008, respectively.

        The following table presents sales for the years 2010, 2009 and 2008 by geographic region:

	2010		2009		2008
	(dollars in thousands)
Net sales(1):
United States	$9,028	57%	$7,367	53%	$6,482	57%
Germany	1,601	10%	2,029	14%	650	6%
The Netherlands	1,033	7%	1,527	11%	1,152	10%
Other areas	4,080	26%	3,027	22%	3,080	27%

	$15,742	100%	$13,950	100%	$11,364	100%

(1)
Net sales are attributed to countries based on location of customer.

Note 12 Income Taxes

        Income (loss) before income tax expense consisted of:

	2010	2009	2008
	(in thousands)
United States	$1,415	$1,164	$(1,094)
Foreign	—	—	(45)

Income (loss) before income tax expense	$1,415	$1,164	$(1,110)

        The following table reconciles the amount of income taxes computed at the federal statutory rate of 34%, for all periods presented, to the amount reflected in the Company's consolidated statements of operations for the years ended March 31, 2010, 2009 and 2008:

	2010	2009	2008
	(in thousands)
Tax provision (benefit) at federal statutory income tax rate	$480	$396	$(377)
State income taxes (benefit), net of federal income tax effect	105	47	(47)
Increase (decrease) in valuation allowance for deferred tax assets	(530)	(511)	470
Stock based compensation	(22)	85	—
Other, net	(9)	5	(17)

Income tax expense	$24	$22	$29

        Income tax expense for the years ended March 31, 2010, 2009 and 2008 consisted of:

	2010	2009	2008
	(in thousands)
Current:
Foreign	$—	$—	$—
Federal	22	20	—
State	2	2	29

Total current	24	22	29

Deferred:
Foreign	—	—	—
Federal	—	—	—
State	—	—	—

Total deferred	—	—	—

Income tax expense	$24	$22	$29

        The tax effects of temporary differences related to various assets, liabilities and carry forwards that give rise to deferred tax assets and deferred tax liabilities as of March 31, 2010 and 2009 are as follows:

	2010	2009
	(in thousands)
Deferred tax assets:
Net operating loss carry forwards	$5,614	$6,180
Impairment loss on equipment & leasehold improvements for financial reporting purposes	2,768	2,768
Inventory differences	590	306
Tax credit carry forwards	174	151
Other	119	70

Gross deferred tax assets	9,265	9,475
Less valuation allowance	(7,284)	(7,814)

Net deferred tax assets	1,981	1,661
Deferred tax liability: Depreciation and amortization	(1,981)	(1,661)

Net deferred tax assets	$—	$—

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

        At March 31, 2010, the Company has net operating loss carry forwards and tax credit carry forwards available to offset future federal income tax as follows (in thousands):

Expires March 31,	Net Operating Losses	Research and Experimentation Tax Credits
2011	$—	$23
2012	—	9
2018	—	—
2019	2,217	—
2020	2,051	7
2021	1,727	2
2022	3,161	—
2023	1,863	—
2026	159	—
2027	2,665	—
2028	1,612	—

	$15,455	$41

        In addition, at March 31, 2010, the Company has alternative minimum tax credit carry forwards of approximately $133,000 available to reduce future federal regular income taxes over an indefinite period.

        At March 31, 2010, the Company has state tax net operating loss carry forwards of $8,957,000 which expire in March 31, 2019 through 2026, available to offset future Hawaii and California state taxable income.

        The following represents the open tax years and jurisdictions that the Company used in its evaluation of tax positions:

Open tax years ending March 31,	Jurisdiction
2007 through 2010	U.S. federal
2007 through 2010	State of Hawaii
2006 through 2010	State of California

Note 13 Selected Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(1)	Year
	(in thousands, except per share data)
2010
Net sales	$4,021	$3,925	$3,982	$3,814	$15,742
Gross profit	1,733	1,762	1,750	1,387	6,633
Net income (loss)	413	599	605	(226)	1,391
Net income (loss) per share—
Basic	0.08	0.11	0.12	(0.04)	0.26
Diluted	0.08	0.11	.011	(0.04)	0.26

2009
Net sales	$3,701	$3,274	$3,553	$3,422	$13,950
Gross profit	1,304	1,378	1,566	1,264	5,512
Net income	271	163	514	194	1,142
Net income per share—
Basic and Diluted	0.05	0.03	0.10	0.04	0.22

(1)
The fourth quarter of 2010 includes costs associated with separation of the Company's CEO and disposal of equipment and leasehold improvements which decreased net income by $154,000 and $155,000 respectively.

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

Item 9A.    Controls and Procedures

        Disclosure controls and procedures are processes and procedures that are designed to ensure that information required to be disclosed by the company is recorded, processed, summarized and reported, within the time periods as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). As of the year ended March 31, 2010, management conducted an evaluation (under the supervision and with the participation of the chief executive officer and the chief financial officer), pursuant to Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act, of the effectiveness of the company's disclosure controls and procedures. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were not effective as of March 31, 2010 due to the material weakness in internal control over financial reporting described below.

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

        As noted in prior years' Form 10-K, errors were identified in the calculations and applications of certain accounting practices relation to the carrying value of inventory. Accordingly, the Company has taken measures over the past few years to correct the identified weakness: (1) The Company engaged the services of qualified independent consultants to advise the Company on improvements to internal controls and procedures; (2) the Company added to its staff of educated and experienced accounting personnel; and (3) consultants independent from those who assisted with improvements and procedures have tested the Company's internal controls over financial reporting concurrent with this Form 10-K. Based on these measures, management believes systems and procedures are in place to reasonably ensure accurate financial data. However, these controls and procedures continue to rely heavily on manual transfers of data, manual calculations and supervisory review of the work product. It is not practical to believe that such manual activities will eliminate the possibility of a material misstatement of the annual or interim financial statements.

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

  Changes in Internal Control over Financial Reporting.

        In order to address the material weakness identified in the prior years, we have continued to make changes in our internal controls over financial reporting throughout the year ended March 31, 2010. These changes, designed to improve our internal controls and procedures, relate to proper accounting for inventory costs in accordance with GAAP and with internal control over financial reporting. As discussed above, we believe systems and procedures are in place to reasonably ensure accurate financial data. However, these controls and procedures continue to rely heavily on manual transfers of data, manual calculations and supervisory review of the work product. It is not practical to believe that such manual activities will eliminate the possibility of a material misstatement of the annual or interim financial statements. Therefore, the Company has undertaken to upgrade our resource management software to provide a single source for all financial data; full integration of activities to provide accounting control; establish access controls to data and transactions; and to automate allocations, calculations and periodic reports. This process is ongoing and is expected to be completed in the next twelve months.

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

Item 9B.    Other Information

  Not applicable

PART III

Item 10.    Directors, Executive Officers of the Registrant and Corporate Governance

        Information with respect to Directors may be found under captions "Proposal One: Election of Directors," "Board Meetings and Committees," "Director Compensation," "Security Ownership of Certain Beneficial Owners and Management: and "Compliance with Section 16(a) of the Exchange Act" contained in Cyanotech's definitive 2010 proxy Statement. Information on Executive Officers may be found under the caption "Executive Officers" contained in Cyanotech's definitive 2009 Proxy Statement.

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The security ownership information required by this Item is incorporated herein by reference from the sections captioned "Equity Compensation Plan Information" and "Security Ownership of Certain Beneficial Owners and Management" contained in Cyanotech's definitive 2010 Proxy Statement.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by this Item is incorporated herein by reference from the sections captioned "Related Party Transactions" contained in Cyanotech's definitive 2010 Proxy Statement.

Item 14.    Principal Accountant Fees and Services

        Information concerning principal accountant fees and services appears under the heading "Independent Registered Public Accounting Firm's Fees" in Cyanotech's definitive 2010 Proxy Statement.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

  (a)
  Financial Statements and Schedules

• The following Financial Statements of Cyanotech Corporation and subsidiaries and the Report of Independent Registered Public Accounting Firm are included in Item 8 of this report:
Consolidated Balance Sheets as of March 31, 2010 and 2009	31
Consolidated Statements of Operations for the years ended March 31, 2010, 2009 and 2008	32
Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss) for the years ended March 31, 2010, 2009 and 2008	33
Consolidated Statements of Cash Flows for the years ended March 31, 2010, 2009 and 2008	34
Notes to Consolidated Financial Statements	35
• The following financial statement schedule is included in this report on the pages indicated below:
Schedule II—Valuation and Qualifying Accounts	57
Report of Independent Registered Public Accounting Firm	58

        Financial statement schedules not listed above have been omitted since they are either not required, not applicable or the information is included in the consolidated financial statements or notes thereto.

  (b)
  Exhibit Listing

Exhibit Number	Document Description
3.1	Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-QSB for the quarter ended December 31, 1996, File No. 0-14602)
3.2	Certificate of Amendment to Restated Articles of Incorporation effective September 1, 2004 (Incorporated by reference to Exhibit 3.1 to the Company's Report on Form 8-K filed April 2, 2007, File No. 0-14602)
3.3	Certificate of Change to Restated Articles of Incorporation effective November 3, 2006 (Incorporated by reference to Exhibit 3.1 to the Company's Report on Form 8-K filed March 20, 2007, File No. 0-14602)
3.4	Amended Bylaws (Incorporated by reference to Exhibit 3.2 to the Company's Report on Form 8-K filed January 13, 2010, File No. 0-14602)
4.1	Specimen Common Stock (Incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K for the year ended March 31, 2007, File No. 0-14602)
4.2	Term Loan Agreement dated April 21, 2000 between the Company and B&I Lending, LLC (Incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended March 31, 2000, File No. 0-14602).
4.3	Term Loan Agreement dated February 20, 2008 between the Company and B&I Lending, LLC. (Incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10K for the year ended March 31, 2008, File No. 0-14602)
10.1	1994 Non-Employee Directors Stock Option and Stock Grant Program (Incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1994, File No. 0-14602)
10.2	1995 Stock Option Plan for Cyanotech Corporation dated August 9, 1995, as amended (Incorporated by reference to Exhibit 4(c) to the Company's Registration Statement on Form S-8 filed on October 27, 1995, File No. 33-63789)
10.3	Sub-Lease Agreement between the Company and Natural Energy Laboratory of Hawaii Authority dated December 29, 1995 (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB for the quarter ended December 31, 1995, File No. 0-14602)
10.4	2005 Stock Option Plan for Cyanotech Corporation dated August 22, 2005, incorporated by reference to Exhibit A of the Company's definitive Proxy Statement filed July 14, 2005, File No. 0-14602
10.5	2004 Independent Director Stock Option and Restricted Stock Grant Plan for Cyanotech Corporation dated August 16, 2004 (Incorporated by reference as Exhibit D to the Company's definitive Proxy Statement filed July 2, 2004, File No. 0-14602)
10.6	Letter Agreement with Chief Executive Officer dated May 16, 2008 (Incorporated by reference as Exhibit 99.2 to the company's Report on Form 8-K filed on May 22, 2008, File No. 0-14602)
14.1	Amended Code of Ethics for Chief Executive Officer and Senior Financial Officers, which is included in the Code of Conduct and Ethics. (Incorporated by reference to Exhibit 99.2 to the Company's Report on Form 8-K filed on December 19, 2005, and by reference and attachment to the Company's Internet address www.cyanotech.com.)

Exhibit Number		Document Description
21.1		Subsidiaries of the Company (Incorporated by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-K for the year ended March 31, 2003, File No. 0-14602)
23.1	*	Consent of Independent Registered Public Accounting Firm signed June 24, 2010—Grant Thornton LLP
23.2	*	Consent of Independent Registered Public Accounting Firm signed June 24, 2010—KPMG LLP
31.1	*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of June 24, 2010
31.2	*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of June 24 2010.
32.1	*	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed as of June 24, 2010.
32.2	*	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed as of June 24, 2010.

*
Included herewith. Other exhibits were filed as shown above.

Schedule II

Cyanotech Corporation and Subsidiaries
Valuation and Qualifying Accounts

Years Ended March 31, 2010, 2009 and 2008
(In Thousands)

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expense	Charged to Other Accounts	Deductions	Balance at End of Year
Allowance for Doubtful Receivables:
2010	$14	—	—	4	$10

2009	23	5	—	14	14

2008	23	—	—	—	23

Inventory Reserve
2010	$0	126	—	72	$54

2009	—	—	—	—	—

2008	—	—	—	—	—

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Cyanotech Corporation:

        Under date of June 26, 2008, we reported on the consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows of Cyanotech Corporation and subsidiaries (the Company) for the year ended March 31, 2008. These consolidated financial statements and our report thereon are included in the Company's 2010 annual report on Form 10-K. In connection with our audit of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in Item 15(a). The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audit.

        In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Honolulu, Hawaii
June 26, 2008

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of June, 2010

CYANOTECH CORPORATION
By:	/s/ David I. Rosenthal David I. Rosenthal Interim President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ David I. Rosenthal David I. Rosenthal	Interim President and Chief Executive Officer and Director (Performing the Functions of Principal Executive Officer)	June 24, 2010
/s/ Deanna L. Spooner Deanna L. Spooner	Chief Financial Officer, Vice President—Finance and Administration, Secretary and Treasurer (Principal Financial and Accounting Officer)	June 24, 2010
/s/ Gregg W. Robertson Gregg W. Robertson	Chairman of the Board	June 24, 2010
/s/ Gerald R. Cysewski, PH.D. Gerald R. Cysewski	Director, Executive Vice President and Chief Scientific Officer	June 24, 2010
/s/ Michael A. Davis Michael A. Davis	Director	June 24, 2010
/s/ John T. Waldron John T. Waldron	Director	June 24, 2010

  (b)
  Exhibit Listing

Exhibit Number	Document Description
3.1	Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-QSB for the quarter ended December 31, 1996, File No. 0-14602)
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
3.4	Amended Bylaws (Incorporated by reference to Exhibit 3.2 to the Company's Report on Form 8-K filed January 13, 2010, File No. 0-14602)
4.1	Specimen Common Stock (Incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K for the year ended March 31, 2007, File No. 0-14602)
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

Exhibit Number		Document Description
21.1		Subsidiaries of the Company (Incorporated by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-K for the year ended March 31, 2003, File No. 0-14602)
23.1	*	Consent of Independent Registered Public Accounting Firm signed June 24, 2010—Grant Thornton LLP
23.2	*	Consent of Independent Registered Public Accounting Firm signed June 24, 2010—KPMG LLP
31.1	*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of June 24, 2010
31.2	*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of June 24 2010.
32.1	*	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed as of June 24, 2010.
32.2	*	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed as of June 24, 2010.

*
Included herewith. Other exhibits were filed as shown above.