Form 10-Q
period 2010-06-30
CYANOTECH CORP
filed 2010-08-12
CIK 768408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended June 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

Number of common shares outstanding as of August 12, 2010:

Title of Class	Shares Outstanding
Common stock - $0.02 par value	5,383,628

CYANOTECH CORPORATION

FORM 10-Q

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

CYANOTECH CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

(Dollars in thousands except par value and number of shares)

(Unaudited)

	June 30, 2010	March 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$868	$817
Accounts receivable, net of allowance for doubtful accounts of $10 at June 30, 2010 and March 31, 2010	2,188	2,064
Inventories, net	4,177	3,933
Prepaid expenses and other assets	143	400
Total current assets	7,376	7,214

Equipment and leasehold improvements, net	4,732	4,681
Other assets	257	253
Total assets	$12,365	$12,148

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$198	$276
Line of credit	150	150
Customer deposits	37	—
Accounts payable	882	1,125
Accrued expenses	866	721
Total current liabilities	2,133	2,272

Long-term debt, excluding current maturities	706	756
Total liabilities	2,839	3,028

Commitments and contingencies

Stockholders’ equity:
Common stock of $0.02 par value, shares authorized 7,500,000; 5,252,572 shares issued and outstanding at June 30, 2010 and 5,252,572 at March 31, 2010	105	105
Additional paid-in capital	27,552	27,545
Accumulated deficit	(18,131)	(18,530)
Total stockholders’ equity	9,526	9,120

Total liabilities and stockholders’ equity	$12,365	$12,148

See accompanying Notes to Consolidated Condensed Financial Statements.

CYANOTECH CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

 (Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,
	2010	2009

NET SALES	$3,856	$4,021
COST OF PRODUCT SALES	2,197	2,288
Gross Profit	1,659	1,733

OPERATING EXPENSES:
General and administrative	763	896
Sales and marketing	383	322
Research and development	84	80
Total operating expenses	1,230	1,298

Income from operations	429	435

OTHER INCOME (EXPENSE):
Interest expense, net	(20)	(29)
Other income, net	—	17
Total other expense, net	(20)	(12)

Income before income taxes	409	423

PROVISION FOR INCOME TAXES	10	10

NET INCOME	$399	$413

NET INCOME PER SHARE:
Basic	$0.08	$0.08
Diluted	$0.07	$0.08

SHARES USED IN CALCULATION OF NET INCOME PER SHARE:
Basic	5,253	5,246
Diluted	5,321	5,294

See accompanying Notes to Consolidated Condensed Financial Statements.

CYANOTECH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)
(Unaudited)

	Three Months Ended June 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$399	$413
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	145	114
Amortization of debt issue costs and other assets	6	14
Stock based compensation expense	8	77
Net (increase) decrease in assets:
Accounts receivable	(124)	(507)
Inventories	(244)	26
Prepaid expenses and other assets	(7)	9
Net increase (decrease) in liabilities:
Customer deposits	37	23
Accounts payable	(242)	68
Accrued expenses	145	250
Net cash provided by operating activities	123	487

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in equipment and leasehold improvements	(194)	(358)
Proceeds from return of restricted cash	250	—
Net cash provided by (used in) investing activities	56	(358)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(128)	(153)
Cash used in financing activities	(128)	(153)

Net increase (decrease) in cash and cash equivalents	51	(24)

Cash and cash equivalents at beginning of period	817	977

Cash and cash equivalents at end of period	$868	$953

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$17	$18
Income taxes	$7	$20

See accompanying Notes to Consolidated Condensed Financial Statements.

CYANOTECH CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

As of June 30, 2010
(Unaudited)

1.                                      BASIS OF PRESENTATION

The accompanying consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The consolidated condensed balance sheet as of March 31, 2010 was derived from the audited financial statements. These consolidated condensed financial statements and notes should be read in conjunction with the Company’s consolidated financial statements for the year ended March 31, 2010, contained in the Company’s report on Form 10-K as filed on June 24, 2010.

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

2.                                      INVENTORIES, NET

Inventories are stated at the lower of cost (which approximates first-in, first-out) or market. Market is defined as sales price less cost to dispose and a normal profit margin.  Inventories consist of the following:

	June 30, 2010	March 31, 2010
	(in thousands)
Raw materials	$485	$392
Work in process	302	303
Finished goods(1)	3,218	3,062
Supplies	172	176
	$4,177	$3,933

(1)          Net of reserve for obsolescence of $54,000 at both June 30 and March 31, 2010.

The Company recognizes abnormal production costs including fixed cost variances from normal production capacity as an expense in the period incurred. No fixed production related costs were charged to cost of sales for the quarters ended June 30, 2010 and 2009, respectively.

3.                                      EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

Equipment and leasehold improvements are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives for equipment and furniture and fixtures, or the shorter of the land lease term or estimated useful lives for leasehold improvements as follows:

Equipment	3 to 10 years
Furniture and fixtures	7 years
Leasehold improvements	10 to 20 years

Equipment and leasehold improvements consist of the following:

	June 30, 2010	March 31, 2010
	(in thousands)
Equipment(1)	$6,468	$6,350
Leasehold improvements	7,298	7,298
Furniture and fixtures	93	88
	13,859	13,736
Less accumulated depreciation and amortization	(9,387)	(9,243)
Construction-in-progress	260	188
Equipment and leasehold improvements, net	$4,732	$4,681

(1)          Includes $97,000 of equipment under capital lease with accumulated depreciation of $5,000 and $0 at June 30, 2010 and March 31, 2010, respectively.

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amount to forecasted undiscounted future cash flows expected to be generated by the asset. If the carrying amount exceeds its estimated future cash flows, then an impairment charge is recognized to the extent that the carrying amount exceeds the asset’s fair value. Management has determined no asset impairment existed as of June 30, 2010.

Note 4 Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2010	March 31, 2010
	(in thousands)
Wages, commissions and royalties	$428	$334
Professional fees	25	34
Bonuses	175	140
Other accrued expenses	238	213
	$866	$721

Note 5 Line of Credit

The Company has a line of credit agreement with First Hawaiian Bank in the amount of $350,000 for a term of one year.  The amount of the line was increased from $150,000 on March 25, 2010, the date that the line of credit agreement was renewed.  The obligation is secured by the Company’s U.S. accounts receivable and bears a variable interest rate based on prime (3.25% at June 30, 2010) plus 2%. The outstanding balance as of June 30, 2010 and March 31, 2010 was $150,000. The credit agreement requires the Company to meet certain financial covenants. The Company was in compliance with these financial covenants at June 30, 2010.

4.                                      LONG-TERM DEBT

Long-term debt consists of the following:

	June 30, 2010	March 31, 2010
	(in thousands)
Term loans	$904	$1,032
Less current maturities	(198)	(276)
Long-term debt, excluding current maturities	$706	$756

Term Loan Agreement

In April 2000, the Company executed a Term Loan Agreement (“Term Loan A”) with a lender providing for $3.5 million in aggregate credit facilities, secured by the Company’s assets. Term Loan A had a maturity date of May 1, 2010. The balance under this loan was $0 and $80,000 at June 30, 2010 and March 31, 2010, respectively. A warrant to purchase 5,000 shares of the Company’s common stock was issued in conjunction with this Term Loan. The warrant expires in April 2011 and has an exercise price of $10.20 per share. The warrant may only be exercised after the Company has repaid the Term Loan in full. The credit agreement requires the Company to meet certain financial covenants. The Company was in compliance with these financial covenants at June 30, 2010.

In February 2008, the Company executed a Term Loan Agreement (“Term Loan B”) with the same lender providing for $1.1 million in aggregate credit facilities, secured by the Company’s assets. Term Loan B has a maturity date of March 1, 2015 and is payable in 84 equal monthly principal payments plus interest. The interest rate under Term Loan B, in the absence of a default under the agreement, is the prime rate in effect as of the close of business on the first day of each calendar quarter, plus 1%. As of June 30, 2010, the prime rate was 3.25%. The balance under this loan was $772,000 and $808,000 at June 30, 2010 and March 31, 2010, respectively. The Company is prohibited from declaring any common stock dividends without the lender’s prior written consent.

A $250,000 restricted cash deposit was held to secure these loans and was released to the Company in May 2010 upon maturity of Term Loan A. The $250,000 restricted cash deposit is included in other current assets in the accompanying consolidated condensed balance sheet at March 31, 2010.

In March 2009, the Company executed a Term Loan Agreement with John Deere credit providing for $29,340 in equipment, secured by the equipment financed. The Term Loan has a maturity date of March 25, 2013 and is payable in 48 equal monthly principal payments. The interest rate under this Term Loan is 0%.  Imputed interest at a rate of 2% (cash discount offered by seller) has been recorded and will be amortized as interest over the term of the loan. The face value of the term loan is reported in the balance sheets at $20,000, less the unamortized discount of $1,509 at June 30, 2010 and $22,000, less the unamortized discount of $2,053 at March 31, 2010.

In January 2010, the Company executed a Term Loan Agreement with John Deere credit providing for $27,217 in equipment, secured by the equipment financed. The Term Loan has a maturity date of December 28, 2012 and is payable in 36 equal monthly principal payments. The interest rate under this Term Loan is 0%. Imputed interest at a rate of 2% (cash discount offered by seller) has been recorded and will be amortized as interest over the term of the loan. The face value of the term loan is reported in the balance sheets at $24,000, less the unamortized discount of $1,418 at June 30, 2010 and $27,000, less the unamortized discount of $1,552 at March 31, 2010.

In March 2010, the Company executed a capital lease agreement with Thermo Fisher Financial providing for $97,000 in equipment, secured by the equipment financed. The capital lease has a maturity date of March 2013 and is payable in 36 equal monthly payments. The interest rate under this capital lease is 6.6%. The balance under this lease was $90,000 at June 30, 2010 and $97,000 at March 31, 2010.

Future principal payments under the term loan agreements as of June 30, 2010 are as follows:

Payments Due	(in thousands)
Next 12 Months	$198
Year 2	204
Year 3	199
Year 4	170
Year 5	133
Thereafter through 2015	—
Total principal payments	$904

5.                                      LEASES

The Company leases facilities, equipment and land under operating leases expiring between 2010 and 2026.  The land lease provides for contingent rental in excess of minimum rental commitments based on a percentage of the Company’s sales. Management has accrued for the estimated contingent rent as of June 30, 2010.

Future minimum lease payments under all non-cancelable operation leases at June 30, 2010 are as follows:

Payments Due	(in thousands)
Next 12 Months	$165
Year 2	157
Year 3	157
Year 4	157
Year 5	154
Thereafter through 2026	1,554
Total minimum lease payments	$2,344

6.                                      SHARE-BASED COMPENSATION

The Company accounts for transactions under share based payment arrangements with employees based on fair value. If an award vests or becomes exercisable based on the achievement of a condition other than service, such as for meeting certain performance or market condition, the award is classified as a liability.  Liability-classified awards are remeasured to fair value at each balance sheet date until the award is settled. The Company currently has no liability-classified awards.  Equity-classified awards, including grants of employee stock options, are measured at the grant-date fair value of the award and are not subsequently remeasured unless an award is modified.  The cost of equity-classified awards is recognized in the income statement over the period during which an employee is required to provide the service in exchange for the award. All of the Company’s stock options are service-based awards, and because the Company’s stock options are “plain vanilla,” as defined by the U. S. Securities and Exchange Commission in Staff Accounting Bulletin No. 107, they are reflected only in Stockholders’ Equity and Compensation Expense accounts.

Stock Options

As of June 30, 2010, the Company had the following two shareholder approved stock plans under which shares were available for equity based awards: The 2005 Stock Option Plan (the “2005 Plan”) wherein 700,000 shares of common stock are reserved for issuance until the Plan terminates on August 21, 2015, and; The Independent Director Stock Option and Stock Grant Plan (the “2004 Directors Plan”) wherein 75,000 shares of common stock are reserved for issuance until the plan terminates in 2014.

Under the 2005 Plan, eligible employees and certain independent consultants may be granted options to purchase shares of the Company’s common stock. The shares issuable under the 2005 Plan will either be shares of the Company’s authorized but previously unissued common stock or shares reacquired by the Company, including shares purchased on the open market.  As of June 30, 2010, 369,794 options remain available for grant under the 2005 Plan.

Under the 2004 Directors Plan, upon election to the Board of Directors, a newly elected non-employee director is granted a ten-year option to purchase 1,000 shares of the Company’s common stock. Options granted vest and become exercisable six months from the date of grant.  In addition, on the date of each Annual Meeting of Stockholders, each non-employee director continuing in office is automatically issued 875 shares of common stock, non-transferable for nine months following the date of grant. The 2004 Directors Plan was amended effective March 24, 2010, to increase the number of shares of common stock issued to each non-employee director to 2,000 shares and an additional 2,000 shares to the director serving as Chairman of the Board. As of June 30, 2010, 47,123 options remain available for grant under the 2004 Directors Plan.

The following table presents shares authorized, available for future grant and outstanding under each of the Company’s plans:

	As of June 30, 2010
	Authorized	Available	Outstanding

2005 Plan	700,000	369,794	330,206
2004 Directors Plan	75,000	47,123	1,000
1994 Plan	—	—	2,250
Total	775,000	416,917	333,456

All stock option grants made under the 2005 Plan and the 2004 Directors Plan were at exercise prices no less than the Company’s closing stock price on the date of grant. Options under the 2005 Plan and 2004 Directors Plan were determined by the Board of Directors or the Stock Option and Compensation Committee of the Board in accordance with the provisions of the respective plans.  The terms of each option grant include vesting, exercise, and other conditions are set forth in a Stock Option Agreement evidencing each grant. No option can have a life in excess of ten (10) years.  The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model. The model requires various assumptions, including a risk-free interest rate, the expected term of the options, the expected stock price volatility over the expected term of the options, and the expected dividend yield. Compensation expense for employee stock options is recognized ratably over the vesting term. Compensation expense recognized for options issued under the 2005 Plan was $8,000 and $77,000 for the three months ended June 30, 2010 and 2009, respectively and is classified as General and Administrative expense in the consolidated condensed statement of operations. There was no compensation expense recognized under the 2004 Directors Plan for the three months ended June 30, 2010 and 2009.

A summary of option activity under the Company’s stock plans for the three months ended June 30, 2010 is presented below:

Option Activity	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2010	333,606	$1.69	8.4 years	$555,281
Granted	—	—	—	—
Exercised	—	$—	—	—
Forfeited or expired	(150)	$1.60	—	—
Outstanding at June 30, 2010	333,456	$1.69	8.2 years	$71,507
Exercisable at June 30, 2010	162,351	$1.51	7.3 years	$63,448

The aggregate intrinsic value in the table above is before applicable income taxes and represents the amount optionees would have received if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price of $1.90 for such day.

A summary of the Company’s non-vested options for the three months ended June 30, 2010 is presented below:

Nonvested Options	Shares	Weighted Average Grant-Date Fair Value
Nonvested at March 31, 2010	181,955	$.62
Granted	—	—
Vested	(10,850)	.65
Forfeited or expired	—	—
Nonvested at June 30, 2009	171,105	$.62

The following table summarizes the weighted average characteristics of outstanding stock options as of June 30, 2010:

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Number of Shares	Remaining Life (Years)	Weighted Average Price	Number of Shares	Weighted Average Price
$ 1.41 - $2.60	331,706	8.2	$1.67	160,601	$1.48
$ 4.20 - $4.40	1,750	2.9	4.31	1,750	4.31
Total stock options	333,456	8.2	$1.69	162,351	$1.51

There were no stock options granted during the three months ended June 30, 2010 and 113,000 stock options granted during the three months ended June 30, 2009. The range of fair value assumptions related to options granted during the three months ended June 30 were as follows:

2009
Exercise Price:	$2.08
Volatility:	88.9%
Risk Free Rate:	3.13%
Vesting Period:	4 years
Forfeiture Rate:	20%
Expected Life	6.25 years
Dividend Rate	0%

As of June 30 2010, total unrecognized stock-based compensation expense related to all unvested stock options was $80,030, which is expected to be expensed over a weighted average period of 2.5 years.

Warrant

At June 30, 2010 and 2009, the Company had a single warrant outstanding which allows the warrant holder rights to acquire 5,000 shares of the Company’s common stock.  The warrant was valued at the date of grant and was amortized as premium, but was subsequently deemed to have no value as a result of a reverse split which occurred in a prior year.  Accordingly, no expense was recognized in the quarters ended June 30, 2010 or 2009.  The warrant expires in April 2011 and has an exercise price of $10.20 per share.

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

Income taxes are provided on the earnings in the consolidated financial statements. The provision is based on the current quarter activity of the legal entities and jurisdictions in which the Company operates. Tax credits, such as Hawaii capital goods excise tax credits, are recognized as a reduction to income taxes in the year the credits are earned.  Accordingly, the effective tax rate may vary from the customary relationship between income tax expense (benefit) and pre-tax income.  The effective tax rate for the three months ended June 30, 2010 differs from the statutory rate due to utilization of net operating loss carryforwards that have been fully reserved due to the Company’s inconsistent taxable income in recent years and uncertainty about taxable income in future years.

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

Reconciliations between the numerator and the denominator of the basic and diluted earnings per share computations for the three months ended June 30, 2010 and June 30, 2009 are as follows:

	Three Months Ended June 30, 2010
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands)
Basic income per share	$399	5,253	$0.08
Effect of dilutive securities—Common stock options	—	68	—
Diluted income per share	$399	5,321	$0.07

	Three Months Ended June 30, 2009
	Net Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands)
Basic income per share	$413	5,246	$0.08
Effect of dilutive securities — Common stock options	—	48	—
Diluted income per share	$413	5,294	$0.08

9.            NEW ACCOUNTING PRONOUNCEMENTS

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures about Fair Value Measurements,” an amendment to Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures.” The standard requires disclosure for transfers in and out of Level 1 and Level 2, as well as the disclosure of Level 3 activity on a gross, rather than net, basis. The guidance also requires enhancements to certain existing disclosures. The amendments are effective as of the beginning of our fiscal year 2011, or April 1, 2010, except for the new requirements regarding Level 3 activity, which is deferred until the beginning of fiscal year 2012. The guidance is not expected to have an impact on the Company’s consolidated financial statements.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

This Report and other presentations made by Cyanotech Corporation (“CYAN”) and its subsidiaries contain “forward-looking statements,” which include statements that are predictive in nature, depend upon or refer to future events or conditions, and usually include words such as “expects,” “anticipates,” “intends,” “plan,” “believes,” “predicts”, “estimates” or similar expressions. In addition, any statement concerning future financial performance, ongoing business strategies or prospects and possible future actions are also forward-looking statements. Forward-looking statements are based upon current expectations and projections about future events and are subject to risks, uncertainties and the accuracy of assumptions concerning CYAN and its subsidiaries (collectively, the “Company”), the performance of the industry in which CYAN does business, and economic and market factors, among other things. These forward-looking statements are not guarantees of future performance.

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

•                  Changes in domestic and/or foreign laws, regulations or standards, affecting nutraceutical products or the Company’s methods of operation;

•                  Environmental restrictions, soil and water conditions, variations in daylight hours and seasonal weather patterns, particularly heavy rain, wind and other hazards;

•                  Access to available and reasonable financing on a timely basis;

•                  Changes in laws, including new corporate governance requirements and increased tax rates, regulations or accounting standards, and decisions of courts, regulators and governmental bodies;

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

Overview

Comparisons of selected consolidated statements of operations data as reported herein follow for the periods indicated (dollars in thousands):

	Three Months Ended
	June 30, 2010	June 30, 2009	Change

Net sales:
Spirulina products	$1,954	$1,918	2%
Natural astaxanthin products	1,900	2,101	(10)%
Other products	2	2	0%
Total sales, all products	$3,856	$4,021	(4)%

	Three Months Ended
	June 30, 2010	June 30, 2009	Change

Gross profit	$1,659	$1,733	(4)%
Income from operations	$429	$435	(1)%
Net income	$399	$413	(3)%

Spirulina sales increased 2% over the first quarter of fiscal year 2009, primarily due to an increase of $113,000 (or 9%) in bulk product sales offset by a decrease of $77,000 (or 11%) in packaged spirulina. Packaged spirulina sales decreased primarily due to reduced sales to foreign private label customers as compared to prior year.

Natural astaxanthin product sales decreased over the first quarter prior year period due to a decrease in sales of both bulk and packaged astaxanthin products. Bulk product sales decreased by 5% or $67,000 while packaged astaxanthin products decreased by 22% or $134,000 over the first quarter of fiscal year 2009. Packaged astaxanthin sales decreased primarily due to reduced sales to foreign private label customers as compared to prior year.

Gross profit margin, as a percentage of sales, remained the same at 43% for the three months ended June, 30, 2010 and for the comparable period in the prior year.

Net income of $399,000 for the first quarter of fiscal 2011 represents a decline of $14,000 from the first quarter of fiscal 2010, which had a net income of $413,000. The decrease is the result of decreased sales over the same period in the prior year.

Results of Operations

First Quarter of Fiscal 2011 Compared to First Quarter of Fiscal 2010

Net sales for the first quarter of fiscal 2011 were $3,856,000, a 4% decrease from the $4,021,000 reported for the comparable period a year ago.  As a percentage of sales, Spirulina accounted for 51% of total sales in the first quarter of fiscal 2011, compared to 48% for the comparable period a year ago. Spirulina sales have increased as a percentage of total sales primarily due to decreased sales of Natural Astaxanthin products in the first quarter of the current fiscal year.

Natural astaxanthin product sales decreased to 49% of total sales from 52% of total sales in the first quarter of fiscal 2009. This decrease is the result of decrease in both bulk and packaged sales from the same period last fiscal year.

International sales were 46% of total sales for the first quarter of fiscal year 2011 and 47% in the first quarter of 2010. Major customers are those equaling or exceeding 10% of our sales for the period. For the first quarter of fiscal 2011 there were two customers who had sales equal to or greater than 10% of our total sales for the quarter.  For the first quarter of fiscal 2010 there were no customers who had sales equal to or greater than 10% of our total sales for the quarter.

Gross profit, derived from net sales less the cost of product sales, includes the cost of materials, direct labor, manufacturing overhead and depreciation. Gross profit for the three months ended June 30, 2010 and 2009 was $1,659,000 and $1,733,000, respectively.  The decrease is the direct result of reduced sales, as gross profit margin percentages remained unchanged at 43% for both the current three months and the same period one year ago

Variable production costs remained consistent in the current period compared to one year ago. Increases in labor and supplies were offset by decreases in repair and maintenance and miscellaneous expenses.  Fixed costs have increased approximately 20% primarily due to depreciation expense associated with additions to production equipment. Spirulina production increased 12% and astaxanthin production increased 13% over the same quarter one year ago reflecting higher yields. Total variable and fixed costs spread over increased production units continue to lower individual unit production costs.

Operating expenses were $1,230,000 in the three months ended June 30, 2010 compared to $1,298,000 in the quarter ended June 30, 2009, a decrease of $68,000. As a percentage of sales, operating expenses were 32% in the quarters ended June 30, 2010 and 2009.

The decrease in operating expenses in the three months ended June 30, 2010 as compared with the three months ended June 30, 2009, was primarily the result of reduced general and administrative expense offset by increases in both sales and marketing expense and research and development expense.  General and administrative expense for the first quarter 2011 decreased by $133,000, down 15% from the first quarter of 2010. The decrease is primarily the result of reduced expenses associated with public company reporting requirements and reductions in stock compensation expense. Sales and marketing expense for the first quarter of 2011 increased by $61,000 or 19% over the first quarter of 2010. The increase is due primarily to the initiation of new marketing programs for packaged products. Research and development expense for the first quarter of 2011 increased by $4,000, up 5% from the first quarter of 2010.

We recorded an income tax expense of $10,000 related to federal and state alternative minimum tax for each of the three months ended June 30, 2010 and June 30, 2009.  We do not expect any material U.S. federal or state income taxes to be recorded for the current fiscal year because of available net operating loss carry-forwards.

In summary, we reported net income of $399,000 or $0.07 per diluted share, for the three months ended June 30, 2010 compared to net income of $413,000, or $0.08 per diluted share for the three months ended June 30, 2009.

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

Financial Condition

Cash and cash equivalents remained consistent with levels at March 31, 2010 increasing $51,000, or 6% to $868,000 at June 30, 2010. Cash provided by operating activities of $123,000 decreased $364,000 from the same quarter last fiscal year. The decrease is due to the decrease in net income of $14,000, plus the decrease of non-cash expenses of $46,000 and the net changes in current assets and liabilities using cash of $304,000 over the same quarter of last fiscal year. Net cash provided by investing activities improved by $414,000 over the same quarter of last fiscal year mainly due to the return of restricted cash in the amount of $250,000.

As of June 30, 2010, our accounts receivable, net increased $124,000 to $2,188,000 from $2,064,000 as of March 31, 2010. The increase in accounts receivable is primarily the result of the timing of sales for the quarter. Management believes that its accounts receivable are collectible, net of the allowance for doubtful accounts of $10,000 at June 30, 2010.

Our net inventory increased $244,000 or 6% to $4,177,000 as of June 30, 2010 compared to $3,933,000 as of March 31, 2010. The increase in inventory during the first three months of fiscal 2011 is primarily due to increased production as the hours of daylight increase in the summer months and slightly reduced sales.

Cash flows used in investing activities reflect capital expenditures which totaled $194,000 during the first three months of fiscal 2011 compared to $358,000 one year ago. Cash flows used in financing activities are attributable to debt payments during that period which were $128,000 and $153,000 for the first quarters of fiscal 2011 and 2010, respectively.

Liquidity and Capital Resources

At June 30, 2010, our working capital was $5,243,000, an increase of $301,000 compared to $4,942,000 at March 31, 2010. Cash and cash equivalents at June 30, 2010 totaled $868,000, an increase of $51,000 from $817,000 at March 31, 2010.

We had two Term Loan Agreements (“Term Loans”) with a lender. These provided up to $4.6 million in combined credit facilities which are secured by substantially all the assets of the Company. One of the Term Loans was paid in full on its maturity date of May 1, 2010. The outstanding balance under the remaining Term Loan as of June 30, 2010 is approximately $772,000 with a maturity date of March 1, 2015 and is payable in equal monthly principal payments plus interest totaling approximately $15,000. The interest rate under the Term Loan, in absence of a default under the agreement, is the prime rate, as defined, in effect as of the close of business on the first day of each calendar quarter, plus 1% (the prime rate was 3.25% at June 30, 2010). We are prohibited by the Term Loan from declaring any cash dividends without the lender’s prior written consent.

We have a line of credit agreement with First Hawaiian Bank in the amount of $350,000 for a term of one year.  The amount of the line was increased from $150,000 on March 25, 2010, the date that the line of credit agreement was renewed.  The obligation is secured by the Company’s U.S. accounts receivable and bears a variable interest rate based on prime, (3.25% at June 30, 2010), plus 2%. The outstanding balance as of June 30, 2010 and March 31, 2010 was $150,000. The credit agreement requires the Company to meet certain financial covenants. The Company was in compliance with these financial covenants at June 30, 2010.

We have, as previously reported, experienced a number of factors that have negatively impacted our balance sheet and liquidity. At June 30, 2010, we had an accumulated deficit of $18,131,000 compared to an accumulated deficit of $18,530,000 at March 31, 2010. The accumulated deficit decreased by $399,000 for the quarter ended June 30, 2010.

Sufficiency of Liquidity

Based upon our current operating plan, analysis of our consolidated financial position and projected future results of operations, we believe that our operating cash flows, cash balances, and working capital, together with a moderate amount of additional borrowing, will be sufficient to finance current operating requirements, debt service requirements, and planned capital expenditures, for the next twelve (12) months. We expect liquidity in the remainder of fiscal 2011 to be generated from operating cash flows.

Capital Resources

We expect fiscal 2011 capital expenditures to be approximately $900,000 and to be funded from operating cash flows. This includes capital expenditures in support of our normal operations, and expenditures that we may incur in conjunction with initiatives to improve gross margins and reduce expenses.

Outlook

This outlook section contains a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially.

Our strategic direction has been to position the Company as a world leader in the production and marketing of high-value natural products from microalgae. We are vertically aligned, producing raw materials in the form of microalgae processed at our 90-acre facility in Hawaii, and integrating those raw materials into finished products. In fiscal 2011, we are putting increased emphasis on our Nutrex Hawaii consumer products to introduce them to a broader consumer market than in prior years. Our focus going forward will continue to be to leverage our experience and reputation for quality, building nutritional brands which promote health and well-being. The foundation of our nutritional products is naturally cultivated Spirulina Pacifica® in powder, flake and tablet form; and BioAstin® natural astaxanthin antioxidant in extract, softgel caplet and micro-encapsulated beadlet form. Information about our Company and our products can be viewed at www.cyanotech.com and www.nutrex-hawaii.com. Consumer products can also be purchased online at www.nutrex-hawaii.com.

We are focused on sustainability of its production levels in order to promote growth in its astaxanthin product line. In fiscal year 2010 we expanded our BioAstin based MD Formulas Hawaii line in order to provide all vegetarian condition specific alternatives to consumers.  Our introduction of Spirulina Pacifica Multivitamins in fiscal year 2010, is expected to allow spirulina sales to increase even though spirulina has reached a mature life cycle stage. We will continue to promote the nutritional superiority of Hawaiian grown spirulina to maintain and expand market share. Significant sales variability between periods and even across several periods can be expected based on historical results.

Rising crude oil prices in prior years resulted in increased nutrient, utility and transportation costs which reflect and respond to oil prices. We feel that these conditions are likely to occur again in the near or distant future, and consequently, we are putting greater focus on prudent cost controls and expense avoidance.

Gross profit margin percentages going forward will be impacted by continued pressure on input costs and greater competition in the market place. This could cause margins to decline in future periods. We will continue to focus on health and well-being, promoting higher gross margin items. We are dedicated to continuous improvements in process and production methods to stabilize and increase production levels for the future.

Producing the highest quality microalgae is a complex biological process which requires balancing numerous factors including microalgal strain variation, temperature, acidity, nutrient and other environmental considerations, some of which are not within our control. An imbalance or unexpected event can occur resulting in production levels below normal capacity. The allocation of fixed production overheads (such as depreciation and general insurance) to inventories is determined based on normal production capacity. When our production volumes are below normal capacity limits, certain fixed production overhead costs cannot be inventoried and are recorded immediately in cost of sales. In addition, when production costs exceed historical averages, we evaluate whether such costs are one-time-period charges or an ongoing component of inventory cost.

To manage our cash resources effectively, we will continue to balance production in light of sales demand, minimizing the cost associated with build-ups in inventory when appropriate. We could experience unplanned cash outflows and may need to utilize other cash resources to meet working capital needs. A prolonged downturn in sales could impair our ability to generate sufficient cash for operations and minimize our ability to attract additional capital investment which could become necessary in order to expand into new markets or maintain optimal production levels.

Our future results of operations and the other forward-looking statements contained in this Outlook, in particular the statements regarding revenues, gross margin and capital spending, involve a number of risks and uncertainties. In addition to the factors discussed above, any of the following could cause actual results to differ materially: business conditions and growth in the natural products industry and in the general economy; changes in customer order patterns; changes in demand for natural products in general; changes in weather conditions; competitive factors, such as increased production capacity from competing spirulina and astaxanthin producers and the resulting impact, if any, on world market prices for these products; government actions and increased regulations both domestic and foreign; shortage of manufacturing capacity; and other factors beyond our control. Risk factors are discussed in detail in Item 1A in our Form 10-K report for the year ended March 31, 2010.

We believe that our technology, systems, processes and favorable growing location generally permit year-round harvest of our microalgal products in a cost-effective manner. However, previously experienced imbalances in the highly complex biological production systems, together with volatile energy costs and rapidly changing world markets, suggest a need for continuing caution with respect to variables beyond our reasonable control. Therefore, we cannot, and do not attempt to, provide any definitive assurance with regard to our technology, systems, processes, location, or cost-effectiveness.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

We do not enter into any transactions using derivative financial instruments or derivative commodity instruments and believe that our exposure to market risk associated with other financial instruments is not material.

We have one term loan which adjusts quarterly based on the prime rate. As such, we are exposed to the interest rate risk whereby a 1% increase in the prime rate would lead to an increase of approximately $7,000 in interest expense for the year ending March 31, 2011 (based on June 30, 2010 amount outstanding).

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

This Form 10-Q should be read in conjunction with Item 9A “Controls and Procedures” of the Company’s Form 10-K for the fiscal year ended March 31, 2010, filed June 24, 2010. There were no material changes in controls and procedures during the current quarter. As of June 30, 2010, management believes systems and procedures were in place to reasonably ensure accurate financial data.

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

(b) Changes to Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the current quarter that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting. We have undertaken to upgrade our resource management software to provide a single source for all financial data; establish access controls to data and transactions; and to automate allocations, calculations and periodic reports.  All critical manual processes are expected to be automated prior to March 31, 2011.  Additional functionality will continue to be added to our resource management system throughout fiscal 2012 in order to provide additional assurances of the accuracy of our financial reporting.

PART II.      OTHER INFORMATION

Item 1.    Legal Proceedings

None.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults upon Senior Securities

None.

Item 5.    Other Information

None.

Item 6.    Exhibits

a)           The following exhibits are furnished with this report:

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of August 12, 2010

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of August 12, 2010.

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed as of August 12, 2010.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYANOTECH CORPORATION
(Registrant)

August 12, 2010	By:	/s/ David I. Rosenthal
(Date)	David I. Rosenthal
Interim President and Chief Executive Officer and Director
(Performing the Functions of Principal Executive Officer)

August 12, 2010	By:	/s/ Deanna L. Spooner
(Date)	Deanna L. Spooner
Vice President — Finance & Administration and CFO
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of August 12, 2010

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of August 12, 2010.

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed as of August 12, 2010.