Form 10-Q
period 2010-12-31
CYANOTECH CORP
filed 2011-02-11
CIK 768408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended December 31, 2010

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

Number of common shares outstanding as of February 11, 2011:

Title of Class	Shares Outstanding
Common stock - $0.02 par value	5,391,968

CYANOTECH CORPORATION

FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

CYANOTECH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value and number of shares)

(Unaudited)

	December 31, 2010	March 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$729	$817
Accounts receivable, net of allowance for doubtful accounts of $10 at December 31, 2010 and March 31, 2010	2,660	2,064
Inventories, net	4,356	3,933
Prepaid expenses and other assets	168	400
Total current assets	7,913	7,214

Equipment and leasehold improvements, net	4,658	4,681
Other assets	287	253
Total assets	$12,858	$12,148

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$202	$276
Line of credit	—	150
Customer deposits	48	—
Accounts payable	984	1,125
Accrued expenses	735	721
Total current liabilities	1,969	2,272

Long-term debt, less current maturities	605	756
Total liabilities	2,574	3,028

Commitments and contingencies

Stockholders’ equity:
Common stock of $0.02 par value, shares authorized 7,500,000; 5,391,968 shares issued and outstanding at December 31, 2010 and 5,252,572 shares at March 31, 2010	108	105
Additional paid-in capital	27,771	27,545
Accumulated deficit	(17,595)	(18,530)
Total stockholders’ equity	10,284	9,120

Total liabilities and stockholders’ equity	$12,858	$12,148

See accompanying Notes to Condensed Consolidated Financial Statements.

CYANOTECH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2010	2009	2010	2009

NET SALES	$3,919	$3,982	$11,609	$11,928
COST OF PRODUCT SALES	2,687	2,232	7,066	6,683
Gross profit	1,232	1,750	4,543	5,245

OPERATING EXPENSES:
General and administrative	630	716	2,036	2,390
Sales and marketing	502	336	1,278	961
Research and development	83	66	229	188
Total operating expenses	1,215	1,118	3,543	3,539

Income from operations	17	632	1,000	1,706

OTHER INCOME (EXPENSE):
Interest expense, net	(16)	(26)	(54)	(83)
Other income, net	—	6	—	23

Total other expense, net	(16)	(20)	(54)	(60)

Income before provision for (benefit from) income taxes	1	612	946	1,646

PROVISION FOR (BENEFIT FROM) INCOME TAXES	(9)	7	11	29

NET INCOME	$10	$605	$935	$1,617

EARNINGS PER SHARE:
Basic	$.00	$.12	$.18	$.31
Diluted	$.00	$.11	$.17	$.30

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	5,392	5,249	5,340	5,247
Diluted	5,423	5,403	5,366	5,317

See accompanying Notes to Condensed Consolidated Financial Statements.

CYANOTECH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)
(Unaudited)

	Nine Months Ended December 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$935	$1,617
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	424	374
Amortization of debt issue costs and other assets	21	43
Issuance of common stock for services	21	9
Stock based compensation expense	23	198
Net (increase) decrease in assets:
Accounts receivable	(596)	(601)
Inventories	(423)	(720)
Prepaid expenses and other assets	(73)	(99)
Net increase (decrease) in liabilities:
Customer deposits	48	1
Accounts payable	(141)	(29)
Accrued expenses	14	242
Net cash provided by operating activities	253	1,035

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in equipment and leasehold improvements	(401)	(759)
Proceeds from return of restricted cash	250	—
Net cash used in investing activities	(151)	(759)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt and line of credit	(375)	(462)
Proceeds from stock options exercised	185	—
Net cash used in financing activities	(190)	(462)

Net (decrease) increase in cash and cash equivalents	(88)	(186)

Cash and cash equivalents at beginning of period	817	977

Cash and cash equivalents at end of period	$729	$791

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$35	$49
Income taxes	$12	$30

See accompanying Notes to Condensed Consolidated Financial Statements.

CYANOTECH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010
(Unaudited)

1.                                      BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information pursuant to the instructions to Form 10-Q and Regulation S-X.  These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, and Condensed Consolidated Statements of Cash Flows for the periods presented in accordance with GAAP.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The condensed consolidated balance sheet as of March 31, 2010 was derived from the audited financial statements. These condensed consolidated financial statements and notes should be read in conjunction with the Company’s consolidated financial statements for the year ended March 31, 2010, contained in the Company’s report on Form 10-K as filed on June 24, 2010.

The accompanying condensed consolidated financial statements include the accounts of Cyanotech Corporation and its wholly owned subsidiary, Nutrex Hawaii, Inc. (“Nutrex Hawaii” or “Nutrex”). All significant intercompany balances and transactions have been eliminated in consolidation.

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

2.                                      INVENTORIES

Inventories are stated at the lower of cost (which approximates first-in, first-out) or market. Market is defined as sales price less cost to dispose and a normal profit margin.  Inventories consist of the following:

	December 31, 2010	March 31, 2010
	(in thousands)
Raw materials	$398	$392
Work in process	304	303
Finished goods(1)	3,504	3,062
Supplies	150	176
	$4,356	$3,933

(1)          Net of reserve for obsolescence of $108,000 at December 31, 2010 and $54,000 at March 31, 2010.

The Company recognizes abnormal production costs, including fixed cost variances from normal production capacity, as an expense in the period incurred. Approximately $125,000 of abnormal production related costs were charged to cost of sales for the three and nine months ended December 31, 2010 due to reduced production, pond contamination and a rain event in the current quarter.  Approximately $30,000 of fixed production related costs were charged to cost of sales for the three and nine months ended December 31, 2010 due to below normal production. In addition, $205,000 of actual spirulina production costs were charged to cost of sales for the three and nine months ended December 31, 2010 due to lower of cost or market adjustments resulting from lower production levels. No abnormal production related costs or lower of cost or market adjustments were deemed necessary during the three and nine months ended December 31, 2009.

3.                                      EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives for equipment and furniture and fixtures, or the shorter of the land lease term or estimated useful lives for leasehold improvements as follows:

Equipment	3 to 10 years
Furniture and fixtures	7 years
Leasehold improvements	10 to 20 years

Equipment and leasehold improvements consist of the following:

	December 31, 2010	March 31, 2010
	(in thousands)
Equipment(1)	$6,736	$6,350
Leasehold improvements	7,394	7,298
Furniture and fixtures	91	88
	14,221	13,736
Less accumulated depreciation and amortization	(9,667)	(9,243)
Construction-in-progress	104	188
Equipment and leasehold improvements, net	$4,658	$4,681

(1)          Includes $97,000 of equipment under capital lease with accumulated depreciation of $15,000 and $0 at December 31, 2010 and March 31, 2010, respectively (See note 6).

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amount to forecasted undiscounted future cash flows expected to be generated by the asset. If the carrying amount exceeds its estimated future cash flows, then an impairment charge is recognized to the extent that the carrying amount exceeds the asset’s estimated fair value. Management has determined that no asset impairment existed as of December 31, 2010.

4.                                      ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31, 2010	March 31, 2010
	(in thousands)
Wages, commissions and royalties	$265	$334
Customer rebates	172	—
Bonuses	91	140
Other accrued expenses	207	247
	$735	$721

5.                                      LINE OF CREDIT

The Company has a line of credit agreement with First Hawaiian Bank in the amount of $350,000 for a term of one year expiring on March 25, 2011. The obligation is secured by the Company’s U.S. accounts receivable and bears a variable interest rate based on prime (3.25% at December 31, 2010) plus 2%. There was no outstanding balance as of December 31, 2010 and $150,000 outstanding at March 31, 2010. The credit agreement requires the Company to meet certain financial covenants. The Company was in compliance with these financial covenants at December 31, 2010.

6.                                      LONG-TERM DEBT

Long-term debt consists of the following:

	December 31, 2010	March 31, 2010
	(in thousands)
Term loans	$732	$935
Capital lease	75	97
Total long-term debt	807	1,032
Less current maturities	(202)	(276)
Long-term debt, excluding current maturities	$605	$756

Term Loan Agreements

In April 2000, the Company executed a Term Loan Agreement (“Term Loan A”) with a lender providing for $3.5 million in aggregate credit facilities, secured by the Company’s assets. Term Loan A had a maturity date of May 1, 2010. The balance under this loan was $80,000 at March 31, 2010. A warrant to purchase 5,000 shares of the Company’s common stock was issued in conjunction with this Term Loan. The warrant expires in April 2011 and has an exercise price of $10.20 per share. The warrant may only be exercised after the Company has repaid the Term Loan in full. A $250,000 restricted cash deposit was held to secure these loans and was released to the Company in May 2010 upon maturity of Term Loan A. The $250,000 restricted cash deposit is included in other current assets in the accompanying consolidated condensed balance sheet at March 31, 2010.

In February 2008, the Company executed a Term Loan Agreement (“Term Loan B”) with the same lender providing for $1.1 million in aggregate credit facilities, secured by the Company’s assets. Term Loan B has a maturity date of March 1, 2015 and is payable in 84 equal monthly principal payments plus interest. The interest rate under Term Loan B, in the absence of a default under the agreement, is the prime rate in effect as of the close of business on the first day of each calendar quarter, plus 1%. As of December 31, 2010, the prime rate was 3.25%. The balance under this loan was $698,000 and $809,000 at December 31, 2010 and March 31, 2010, respectively. The Company is prohibited from declaring any common stock dividends without the lender’s prior written consent. The credit agreement requires the Company to meet certain financial covenants. The Company was in compliance with these financial covenants at December 31, 2010.

In March 2009, the Company executed a Term Loan Agreement with John Deere credit providing for $29,340 in equipment, secured by the equipment financed. The Term Loan has a maturity date of March 25, 2013 and is payable in 48 equal monthly principal payments. The interest rate under this Term Loan is 0%.  Imputed interest at a rate of 2% (cash discount offered by seller) has been recorded and will be amortized as interest over the term of the loan. The face value of the term loan is reported in the balance sheets at $16,000, less the unamortized discount of $1,000 at December 31, 2010 and $22,000, less the unamortized discount of $2,000 at March 31, 2010.

In January 2010, the Company executed a Term Loan Agreement with John Deere credit providing for $27,217 in equipment, secured by the equipment financed. The Term Loan has a maturity date of December 28, 2012 and is payable in 36 equal monthly principal payments. The interest rate under this Term Loan is 0%. Imputed interest at a rate of 2% (cash discount offered by seller) has been recorded and will be amortized as interest over the term of the loan. The face value of the term loan is reported in the balance sheets at $20,000, less the unamortized discount of $1,000 at December 31, 2010 and $27,000, less the unamortized discount of $1,000 at March 31, 2010.

Capital Lease

In March 2010, the Company executed a capital lease agreement with Thermo Fisher Financial providing for $97,000 in equipment, secured by the equipment financed. The capital lease has a maturity date of March 2013 and is payable in 36 equal monthly payments. The interest rate under this capital lease is 6.6%. The balance under this lease was $75,000 at December 31, 2010 and $97,000 at March 31, 2010.

Future principal payments under the term loan and capital lease agreements as of December 31, 2010 are as follows:

Payments Due	(in thousands)
Next 12 Months	$202
Year 2	210
Year 3	176
Year 4	174
Year 5	45
Thereafter through 2015	—
Total principal payments	$807

7.                                      LEASES

The Company leases facilities, equipment and land under operating leases expiring between 2011 and 2026.  The land lease provides for contingent rental in excess of minimum rental commitments based on a percentage of the Company’s sales. Management has accrued for the estimated contingent rent as of December 31, 2010.

Future minimum lease payments under all non-cancelable operating leases at December 31, 2010 are as follows:

Payments Due	(in thousands)
Next 12 Months	$160
Year 2	157
Year 3	157
Year 4	157
Year 5	150
Thereafter through 2026	1,479
Total minimum lease payments	$2,260

8.                                      SHARE-BASED COMPENSATION

The Company accounts for transactions under share based payment arrangements with employees based on fair value. Liability-classified awards are remeasured to fair value at each balance sheet date until the award is settled. The Company currently has no liability-classified awards.  Equity-classified awards, including grants of employee stock options, are measured at the grant-date fair value of the award and are not subsequently remeasured unless an award is modified.  The cost of stock-based awards is recognized in the income statement over the period during which an employee is required to provide the service in exchange for the award or the vesting period. All of the Company’s stock options are service-based awards, and because the Company’s stock options are “plain vanilla,” as defined by the U. S. Securities and Exchange Commission in Staff Accounting Bulletin No. 107, they are reflected only in Stockholders’ Equity and Compensation Expense accounts.

Stock Options

As of December 31, 2010, the Company had the following two shareholder approved stock plans under which shares were available for equity based awards: The 2005 Stock Option Plan (the “2005 Plan”) wherein 700,000 shares of common stock are reserved for issuance until the Plan terminates on August 21, 2015, and; The Independent Director Stock Option and Stock Grant Plan (the “2004 Directors Plan”) wherein 75,000 shares of common stock are reserved for issuance until the plan terminates in 2014.

Under the 2005 Plan, eligible employees and certain independent consultants may be granted options to purchase shares of the Company’s common stock. The shares issuable under the 2005 Plan will either be shares of the Company’s authorized but previously unissued common stock or shares reacquired by the Company, including shares purchased on the open market.  As of December 31, 2010, there were 372,004 options available for grant under the 2005 Plan.

Under the 2004 Directors Plan, upon election to the Board of Directors at the next annual stockholders meeting, a newly elected non-employee director will be granted a ten-year option to purchase 1,000 shares of the Company’s common stock. Options granted vest and become exercisable six months from the date of grant.  In addition, on the date of each Annual Meeting of Stockholders, each non-employee director continuing in office is automatically issued 875 shares of common stock, non-transferable for nine months following the date of grant. The 2004 Directors Plan was amended effective March 24, 2010, to increase the number of shares of common stock issued to each non-employee director to 2,000 shares and an additional 2,000 shares to the director serving as Chairman of the Board. As of December 31, 2010, there were 39,123 options available for grant under the 2004 Directors Plan.

The following table presents shares authorized, available for future grant and outstanding under each of the Company’s plans:

	As of December 31, 2010
	Authorized	Available	Outstanding
2005 Plan	700,000	372,004	196,550
2004 Directors Plan	75,000	39,123	1,000
1994 Plan	—	—	1,500
Total	775,000	411,127	199,050

All stock option grants made under the 2005 Plan and the 2004 Directors Plan were at exercise prices no less than the Company’s closing stock price on the date of grant. Options under the 2005 Plan and 2004 Directors Plan were determined by the Board of Directors or the Stock Option and Compensation Committee of the Board in accordance with the provisions of the respective plans.  The terms of each option grant include vesting, exercise, and other conditions are set forth in a Stock Option Agreement evidencing each grant. No option can have a life in excess of ten (10) years.  The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model. The model requires various assumptions, including a risk-free interest rate, the expected term of the options, the expected stock price volatility over the expected term of the options, and the expected dividend yield. Compensation expense for employee stock options is recognized ratably over the vesting term. Compensation expense recognized for options issued under the 2005 Plan was $7,000 and $23,000 for the three and nine months ended December 31, 2010, respectively.  Compensation expense recognized for options issued under the 2005 Plan was $60,000 and $198,000 for the three and nine months ended December 31, 2009, respectively. Independent Director compensation expense of $21,000 and $9,000 was recognized under the 2004 Directors Plan for the nine months ended December 31, 2010 and 2009, respectively. All stock-based compensation has been classified as General and Administrative expense.

A summary of option activity under the Company’s stock plans for the nine months ended December 31, 2010 is presented below:

Option Activity	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2010	333,606	$1.69	8.4 years	$555,281
Granted	—	—	—	—
Exercised	(131,396)	$1.41	—	—
Forfeited or expired	(3,160)	$1.43	—	—
Outstanding at December 31, 2010	199,050	$1.86	7.9 years	$301,875
Exercisable at December 31, 2010	40,205	$1.82	5.2 years	$62,555

The aggregate intrinsic value in the table above is before applicable income taxes and represents the amount optionees would have received if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price of $3.38 for such day.

A summary of the Company’s non-vested options for the nine months ended December 31, 2010 is presented below:

Nonvested Options	Shares	Weighted Average Grant-Date Fair Value
Nonvested at March 31, 2010	181,955	$.62
Granted	—	—
Vested	(20,850)	.65
Forfeited	(2,260)	1.89
Nonvested at December 31, 2010	158,845	$.62

The following table summarizes the weighted average characteristics of outstanding stock options as of December 31, 2010:

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Number of Shares	Remaining Life (Years)	Weighted Average Price	Number of Shares	Weighted Average Price
$ 1.41 - $2.60	197,300	8.0	$1.84	38,455	$1.71
$ 4.20 - $4.40	1,750	2.4	4.31	1,750	4.31
Total stock options	199,050	7.9	$1.86	40,205	$1.82

There were no stock options granted during the three and nine months ended December 31, 2010. There were 113,000 stock options granted during the nine months ended December 31, 2009. The fair value assumptions related to options granted during the nine months ended December 31 were as follows:

2009
Exercise Price:	$2.08
Volatility:	88.9%
Risk Free Rate:	3.13%
Vesting Period:	4 years
Forfeiture Rate:	20%
Expected Life	6.25 years
Dividend Rate	0%

As of December 31 2010, total unrecognized stock-based compensation expense related to all unvested stock options was $65,000, which is expected to be expensed over a weighted average period of 2.0 years.

On January 12, 2011 an option was granted under the 2005 Plan to purchase 230,000 shares at $3.04 per share.  The options vest as to 81,000 shares on January12, 2012, as to 81,000 shares on January 12, 2013 and as to 68,000 shares on January 12, 2014.

Warrant

At December 31, 2010 and 2009, the Company had a single warrant outstanding which allows the warrant holder rights to acquire 5,000 shares of the Company’s common stock.  The warrant was valued at the date of grant and was amortized as premium, but was subsequently deemed to have no value as a result of a reverse split which occurred in a prior year.  Accordingly, no expense was recognized in the three and nine months ended December 31, 2010 or 2009.  The warrant expires in April 2011 and has an exercise price of $10.20 per share.

9.             INCOME TAXES

Income taxes are provided on the earnings in the consolidated financial statements. The provision is based on the current quarter activity of the legal entities and jurisdictions in which the Company operates. Tax credits, such as Hawaii capital goods excise tax credits, are recognized as a reduction to income taxes in the year the credits are earned.  Accordingly, the effective tax rate may vary from the customary relationship between income tax expense (benefit) and pre-tax income.  The effective tax rate for the three and nine months ended December 31, 2010 differs from the statutory rate due to utilization of net operating loss carryforwards that have been fully reserved due to the Company’s inconsistent taxable income in recent years and uncertainty about taxable income in future years.

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

As of December 31, 2010, there was no significant liability for income tax associated with unrecognized tax benefits. The Company recognizes accrued interest related to unrecognized tax benefits as well as any related penalties in interest income or expense in its consolidated condensed statements of operations, which is consistent with the recognition of these items in prior reporting periods.

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

Reconciliations between the numerator and the denominator of the basic and diluted earnings per share computations for the three months ended December 31, 2010 and December 31, 2009 are as follows:

	Three Months Ended December 31, 2010
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands)
Basic earnings per share	$10	5,392	$0.00
Effect of dilutive securities—Common stock options	—	31	—
Diluted earnings per share	$10	5,423	$0.00

	Three Months Ended December 31, 2009
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands)
Basic earnings per share	$605	5,249	$0.12
Effect of dilutive securities — Common stock options	—	154	(.01)
Diluted earnings per share	$605	5,403	$0.11

Reconciliations between the numerator and the denominator of the basic and diluted earnings per share computations for the nine months ended December 31, 2010 and December 31, 2009 are as follows:

	Nine Months Ended December 31, 2010
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands)
Basic earnings per share	$935	5,340	$0.18
Effect of dilutive securities—Common stock options	—	26	(.01)
Diluted earnings per share	$935	5,366	$0.17

	Nine Months Ended December 31, 2009
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands)
Basic earnings per share	$1,617	5,247	$0.31
Effect of dilutive securities — Common stock options	—	70	(.01)
Diluted earnings per share	$1,617	5,317	$0.30

Diluted earnings per share does not include the impact of common stock options totaling 6,750 and 8,250 for the three months ended December 31, 2010 and 2009, respectively, and 10,180 and 58,250 for the nine months ended December 31, 2010 and 2009, respectively, as the effect of their inclusion would be anti-dilutive.

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

•                  Our dependence on the experience, continuity and competence of our executive officers and other key employees;

•                  The risk associated with the geographic concentration of the company’s business;

•                  Acts of war, terrorist incidents or natural disasters; and

•                  Other risks or uncertainties described elsewhere in this Report and in other periodic reports previously and subsequently filed by the Company with the Securities and Exchange Commission.

Overview

Comparisons of selected consolidated statements of operations data as reported herein follow for the periods indicated (dollars in thousands):

	Three Months Ended
	December 31, 2010	December 31, 2009	Change
Net sales:
Spirulina products	$1,799	$1,763	2%
Natural astaxanthin products	2,118	2,213	(4)%
Other products	2	6	(67)%
Total sales, all products	$3,919	$3,982	(2)%

Gross profit	$1,232	$1,750	(30)%
Income from operations	$17	$632	(97)%
Net income	$10	$605	(98)%

	Nine Months Ended
	December 31, 2010	December 31, 2009	Change
Net sales:
Spirulina products	$5,620	$5,638	0%
Natural astaxanthin products	5,984	6,271	(5)%
Other products	5	19	(74)%
Total sales, all products	$11,609	$11,928	(3)%

Gross profit	$4,543	$5,245	(13)%
Income from operations	$1,000	$1,706	(41)%
Net income	$935	$1,617	(42)%

Results of Operations

Third Quarter of Fiscal 2011 Compared to Third Quarter of Fiscal 2010

Net sales for the third quarter of fiscal 2011 were $3,919,000, a 2% decrease from the $3,982,000 reported for the comparable period a year ago.  Spirulina sales increased overall in the current quarter compared to last year due to increases in both bulk product and packaged product sales.  Packaged products sales increased due to a 25% increase in sales of our own label products offset by a 43% decrease in private label sales as compared to prior year. As a percentage of sales, Spirulina accounted for 46% of total sales in the third quarter of fiscal 2011, compared to 44% for the comparable period a year ago.

Natural astaxanthin product sales decreased over the third quarter of the prior year due to a decrease in bulk product sales offset by an increase in packaged product sales. Packaged astaxanthin sales increased primarily due to a 40% increase in sales of our own label offset by a 51% decrease in private label sales as compared to prior year. Natural astaxanthin product sales accounted for 54% of total sales, compared to 56% of total sales in the third quarter of fiscal 2010.

International sales were 44% of total sales for the third quarter of fiscal year 2011 and 43% in the third quarter of 2010. The increase in international sales as a percentage of total sales is due to an increase of $15,000 in international sales, offset by a decrease of $ 48,000 in domestic sales from the same period in the prior year.  Major customers are those equaling or exceeding 10% of our sales for the period. For the third quarter of fiscal 2011 there were no customers who had sales equal to or greater than 10% of our total sales for the quarter.  For the third quarter of fiscal 2010, one customer had sales of 13% of our total sales for the quarter.

Gross profit, derived from net sales less the cost of product sales, includes the cost of materials, direct labor, manufacturing overhead and depreciation. Gross profit for the three months ended December 31, 2010 and 2009 was $1,232,000 and $1,750,000, respectively.  The decrease of $518,000 is primarily the result of lower production resulting in increased cost of sales of $360,000 and an increase in the inventory reserve of $85,000. Gross profit margin, as a percentage of sales, was 31% for the three months ended December 31, 2010, compared to 44% for the comparable period in the prior year.

Variable production costs for Spirulina increased 6% while variable production costs for Astaxanthin decreased by 14% in the current period compared to one year ago. Fixed costs have increased approximately 7% primarily due to depreciation expense associated with additions to production equipment. The Company recognized $360,000 of non inventoriable costs due to a spirulina pond contamination and subsequent rain event, as well as, cooler temperatures and planned reduced production of both spirulina and astaxanthin during the current quarter. There were no non inventoriable costs for the three months ended December 31, 2009.

Spirulina production decreased 27% from the same quarter one year ago. The decrease resulted from a foreign algae contamination that constrained growth.  Abnormal costs were incurred to eliminate the foreign algae and to counter rain events that have delayed production levels returning to normal for this time of year. Astaxanthin production decreased 34% over the same quarter one year ago reflecting the combined effects of efforts to reduce production and seasonal weather conditions. Total variable and fixed costs spread over decreased production units raised the individual unit production costs compared to the same period last year.

Operating expenses were $1,215,000 in the three months ended December 31, 2010 compared to $1,118,000 in the quarter ended December 31, 2009, an increase of $97,000. As a percentage of sales, operating expenses were 31% for the quarter ended December 31, 2010 and 29% for the quarter ended December 31, 2009.

The increase in operating expenses in the three months ended December 31, 2010 as compared with the three months ended December 31, 2009, was primarily the result of reduced general and administrative expense offset by increases in both sales and marketing expense and research and development expense.  General and administrative expense for the third quarter 2011 decreased by $86,000, down 12% from the third quarter of 2010. The decrease is primarily the result of reduced profit sharing, stock option and other compensation expenses associated with not having a permanent CEO. Sales and marketing expense for the third quarter of 2011 increased by $166,000, up 49% from the third quarter of 2010. The increase is due primarily to the addition of new brokers, initiation of broker training and new marketing programs for packaged products. Research and development expense for the third quarter of 2011 increased by $17,000, up 26% from the third quarter of 2010. The increase is due primarily to clinical trial expenses not incurred in the same three month period ended December 31, 2009.

We recorded an income tax benefit of $9,000 related to federal and state alternative minimum tax for the three months ended December 31, 2010 compared to $7,000 tax expense for the three months ended December 31, 2009.  We do not expect any material U.S. federal or state income taxes to be recorded for the current fiscal year because of available net operating loss carry-forwards.

In summary, we reported net income of $10,000 or $0.00 per diluted share for the three months ended December 31, 2010 compared to net income of $605,000 or $0.11 per diluted share for the three months ended December 31, 2009. The decrease is primarily due to reduced production levels caused by pond contamination and seasonal events resulting in increased cost of sales from abnormal production costs not experienced in the same period in the prior year.

Nine Months Ended December 31, 2010 Compared to Nine Months Ended December 31, 2009

Net sales for the nine months ended December 31, 2010 were $11,609,000, a decrease of 3% from sales of $11,928,000 reported for the comparable period a year ago.  The decrease in sales over the prior year’s nine-month period was the result of decreased sales of both spirulina, (less than a 1% decrease) and natural astaxanthin products (5% decrease).  Spirulina bulk sales decreased 2% while packaged spirulina products increased 4%.  Astaxanthin bulk sales decreased 3% while packaged astaxanthin product sales decreased 7%, primarily the result of reduced private label sales.

International sales represented 44% of net sales for the nine months ended December 31, 2010 compared to 43% for the same period a year ago.  For the nine months ended December 31, 2010 and December 31, 2009, one customer had sales equal to or greater than 10% of our total sales.

Gross profit for the nine months ended December 31, 2010 and December 31, 2009 was $4,543,000 and $5,245,000, respectively. The decrease of $702,000 is the direct result of reduced sales and reduced production resulting in increased cost of sales recognized in the current quarter.

For the nine months ended December 31, 2010, Spirulina variable production costs decreased 4% while Astaxanthin variable production costs decreased 11%. For the nine months ended December 31, 2010, fixed cost have increased 3% primarily due to depreciation expense associated with additions to production equipment. The Company recognized $360,000 of non inventoriable costs due to a spirulina pond contamination and subsequent rain event, as well as, cooler temperatures and planned reduced production of both spirulina and astaxanthin during the current quarter. There were no non inventoriable costs for the nine months ended December 31, 2009.

Spirulina production decreased 9% compared to the same nine month period last year.  The decrease is primarily due to the contamination and rain events occurring in the third quarter. Astaxanthin production decreased 15% over the same nine month period one year ago due to efforts to reduce production being realized in the third quarter and seasonal weather conditions that reduce yields. Total variable and fixed costs spread over decreased production units raised the individual unit production costs over the same period last year.

Operating expenses for the nine months ended December 31, 2010 were $3,543,000, an increase of $4,000 from the comparable prior year period.  General and administrative expense decreased $354,000 or 15%. The decrease is primarily the result of reduced bonus, profit sharing, stock option and other compensation expenses associated with not having a permanent CEO. Sales and marketing expense increased by $317,000 or 33% as a result of the addition of new brokers, initiation of broker training and new marketing programs for packaged products to expand consumer awareness. Research and development expense increased $41,000 or 22% from the comparable prior period, primarily due to increased clinical trial expenses, employee compensation and lab supplies.  While it is our goal to contain discretionary operating spending, it may become necessary for us to selectively increase spending in some or all of these areas to remain competitive and to comply with regulatory requirements.

For the nine months ended December 31, 2010, we recorded income tax expense of $11,000 related to Federal and state alternative minimum tax, compared to $29,000 for the nine months ended December 31, 2009.  We do not expect any material United States income taxes for the current fiscal year as a result of available net operating loss carry-forwards.

We recorded net income of $935,000 or $0.17 per diluted share for the nine month period ended December 31, 2010. For the same period a year ago we reported net income of $1,617,000 or $0.30 per diluted share. The decrease is primarily due to reduced production levels caused by pond contamination and seasonal events resulting in increased cost of sales from abnormal production costs recognized in the third quarter of the nine month period compared to the same period in the prior year.

Variability of Results

We have experienced significant quarterly fluctuations in operating results and such fluctuations could occur in future periods. We have, during our history, experienced fluctuations in operating results due to the following:  changes in sales levels to our customers; competition including pricing, new products and shifts in market trends; production difficulties from environmental influences; increased production costs and variable production results due to inclement weather; and start up costs associated with new product introductions, new facilities and expansion into new markets. In addition, future operating results may fluctuate as a result of factors beyond our control such as foreign exchange fluctuations, changes in government regulations, and economic changes in the regions it operates in and sells to. A portion of our operating expenses are relatively fixed and the timing of increases in expense levels is based in large part on forecasts of future sales. Therefore, if net sales are below expectations in any given period, the adverse impact on results of operations may be magnified by our inability to effectively adjust spending in certain areas, or to adjust spending in a timely manner, as in personnel and administrative costs. We may also choose to reduce prices or increase spending in response to market conditions, and these decisions may have a material adverse effect on financial condition and results of operations.

Financial Condition

Cash and cash equivalents decreased $88,000 or 11% to $729,000 at December 31, 2010, from $817,000 at March 31, 2010. Cash provided by operating activities of $253,000 decreased $782,000 from the same nine month period of last fiscal year. The decrease is due to the decrease in net income of $682,000, plus the decrease of non-cash expenses of $135,000 and the net changes in current assets and liabilities providing cash of $35,000 over the same nine month period of last fiscal year. The net change in non-cash expenses was mainly due to reduced stock option compensation expense. Net cash used in investing activities decreased by $608,000 over the same nine month period of last fiscal year mainly due to the return of restricted cash in the amount of $250,000 and $358,000 decrease in investment in capital projects.

As of December 31, 2010, our accounts receivable, net increased $596,000 to $2,660,000 from $2,064,000 as of March 31, 2010. The increase in accounts receivable is primarily the result of the timing of sales for the quarter and some customers stretching out their terms at calendar year end. Management believes that its accounts receivable are collectible, net of the allowance for doubtful accounts of $10,000, at December 31, 2010.

Our net inventory increased $423,000 or 11% to $4,356,000 as of December 31, 2010 compared to $3,933,000 as of March 31, 2010. The increase in inventory during the first nine months of fiscal 2011 is primarily due to increased astaxanthin production in prior quarters and slightly reduced sales.

Cash flows used in investing activities reflect capital expenditures which totaled $401,000 during the first nine months of fiscal 2011 compared to $759,000 one year ago. Cash flows used in financing activities are attributable to debt payments during that period which were $375,000 and $462,000 for the first nine months of fiscal 2011 and 2010, respectively, offset by proceeds from stock option exercises of $185,000 for the first nine months of 2011.

Liquidity and Capital Resources

At December 31, 2010, our working capital was $5,944,000, an increase of $1,002,000 compared to $4,942,000 at March 31, 2010. The increase in working capital is primarily due to the increase in inventory and receivables, and reduction of liabilities. Cash and cash equivalents at December 31, 2010 totaled $729,000, a decrease of $88,000 from $817,000 at March 31, 2010.

We had two Term Loan Agreements (“Term Loans”) with a lender. These provided up to $4.6 million in combined credit facilities which are secured by substantially all the assets of the Company. One of the Term Loans was paid in full on its maturity date of May 1, 2010. The outstanding balance under the remaining Term Loan as of December 31, 2010 is approximately $698,000 with a maturity date of March 1, 2015 and is payable in equal monthly principal payments plus interest totaling approximately $15,000. The interest rate under the Term Loan, in absence of a default under the agreement, is the prime rate, as defined, in effect as of the close of business on the first day of each calendar quarter, plus 1% (the prime rate was 3.25% at December 31, 2010). We are prohibited by the Term Loan from declaring any cash dividends without the lender’s prior written consent.

We have a line of credit agreement with First Hawaiian Bank in the amount of $350,000 for a term of one year.  The amount of the line was increased from $150,000 on March 25, 2010, the date that the line of credit agreement was renewed.  The obligation is secured by the Company’s U.S. accounts receivable and bears a variable interest rate based on prime, (3.25% at December 31, 2010), plus 2%. The outstanding balance as of December 31, 2010 and March 31, 2010 was $0 and $150,000, respectively. The credit agreement requires the Company to meet certain financial covenants. The Company was in compliance with these financial covenants at December 31, 2010. The line of credit balance of $150,000 was paid in full on October 7, 2010.

We have, as previously reported, experienced a number of factors that have negatively impacted our balance sheet and liquidity. At December 31, 2010, we had an accumulated deficit of $17,595,000 compared to an accumulated deficit of $18,530,000 at March 31, 2010. The accumulated deficit decreased by $935,000 for the nine months ended December 31, 2010.

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

Capital Resources

We expect fiscal 2011 capital expenditures to be approximately $600,000 and to be funded from operating cash flows. This includes capital expenditures in support of our normal operations, and expenditures that we may incur in conjunction with initiatives to improve gross margins and reduce expenses.

Outlook

This outlook section contains a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially.

Our strategic direction has been to position the Company as a world leader in the production and marketing of high-value natural products from microalgae. We are vertically aligned, producing raw materials in the form of microalgae processed at our 90-acre facility in Hawaii, and integrating those raw materials into finished products. In fiscal 2011, we are putting increased emphasis on our Nutrex Hawaii consumer products to introduce them to a broader consumer market than in prior years. Our focus going forward will continue to leverage our experience and reputation for quality, building nutritional brands which promote health and well-being. The foundation of our nutritional products is naturally cultivated Spirulina Pacifica® in powder, flake and tablet form; and BioAstin® natural astaxanthin antioxidant in extract, softgel caplet and micro-encapsulated beadlet form. Information about our Company and our products can be viewed at www.cyanotech.com and www.nutrex-hawaii.com. Consumer products can also be purchased online at www.nutrex-hawaii.com.

We are focused on sustainability of production levels in order to promote growth in our product lines. In fiscal year 2010 we expanded our BioAstin based MD Formulas Hawaii line in order to provide all vegetarian condition specific alternatives to consumers.  Our introduction of Spirulina Pacifica Multivitamins in fiscal year 2010, is expected to allow spirulina sales to increase. We will continue to promote the nutritional superiority of Hawaiian grown spirulina to maintain and expand market share. Significant sales variability between periods and even across several periods can be expected based on historical results.

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

We have one term loan which adjusts quarterly based on the prime rate, and one revolving line of credit which adjust upon change of the prime rate.  As such, we are exposed to the interest rate risk whereby a 1% increase in the prime rate would lead to an increase of approximately $8,000 in interest expense for the year ending March 31, 2011 (based on December 31, 2010 amounts outstanding).

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

This Form 10-Q should be read in conjunction with Item 9A “Controls and Procedures” of the Company’s Form 10-K for the fiscal year ended March 31, 2010, filed June 24, 2010. There were no material changes in controls and procedures during the current quarter. As of December 31, 2010, management believes systems and procedures were in place to reasonably ensure accurate financial data.

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

Item 5.                                   Other Information

None.

Item 6.                                   Exhibits

a)           The following exhibits are furnished with this report:

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of February 11, 2011.

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of February 11, 2011.

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed as of February 11, 2011.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYANOTECH CORPORATION
(Registrant)

February 11, 2011	By:	/s/ Brent D. Bailey
(Date)		Brent D. Bailey
President and Chief Executive Officer and Director

February 11, 2011	By:	/s/ Deanna L. Spooner
(Date)		Deanna L. Spooner
Vice President — Finance & Administration and CFO
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of February 11, 2011.

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of February 11, 2011.

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed as of February 11, 2011.