Form 10-K
period 2011-03-31
CYANOTECH CORP
filed 2011-06-23
CIK 768408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2011

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

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes  ☒ No

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant on June 17, 2011 was approximately $10,992,377 based on the closing sale price of the Common Stock on the NASDAQ Capital Market on that date.

Number of shares outstanding of Registrant’s Common Stock at June 17, 2011 was 5,395,168.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement for its 2011 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission on or prior to July 22, 2011 and to be used in connection with the Annual Meeting of Stockholders expected to be held on August 29, 2011, are incorporated by reference in Part III of this Form 10-K.

FORWARD-LOOKING STATEMENTS

This Report and other presentations made by Cyanotech Corporation (“CYAN”) and its subsidiaries contain “forward-looking statements,” which include statements that are predictive in nature, depend upon or refer to future events or conditions, and usually include words such as “expects,” “anticipates,” “intends,” “plan,” “believes,” “predicts”, “estimates” or similar expressions. In addition, any statement concerning future financial performance, ongoing business strategies or prospects and possible future actions are also forward-looking statements. Forward-looking statements are based upon current expectations and projections about future events and are subject to risks, uncertainties and the accuracy of assumptions concerning CYAN and its subsidiaries (collectively, the “Company”), the performance of the industry in which CYAN does business, and economic and market factors, among other things. These forward-looking statements are not guarantees of future performance.  Investors should not place undue reliance on forward-looking statements.

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

These forward-looking statements are subject to risk, uncertainties and assumptions about us and our operations that are subject to change based on various important factors, some of which are beyond our control. The following factors, among others, could cause our financial performance to differ significantly from the goals, plans, objectives, intentions and expectations expressed in our forward-looking statements:

•                  The added risks associated with the current local, national and world economic crises, including but not limited to, the volatility of crude oil prices, inflation and currency fluctuations;

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

PART I

Item 1.  Business

General

Cyanotech Corporation is a world leader in the production of high value natural products derived from microalgae. Incorporated in 1983, the Company is guided by the principle of providing beneficial, quality microalgal products for health and human nutrition in a sustainable, reliable and environmentally sensitive operation. We are ISO 9001:2008 compliant and GMP (Good Manufacturing Practices) certified by the Natural Products Association™, reinforcing our commitment to quality in our products, quality in our relationships (with our customers, suppliers, co-workers and the communities we live in), and quality of the environment we work in. Our products include:

•                  Hawaiian BioAstin® natural astaxanthin is a powerful dietary antioxidant with expanding applications as a human nutraceutical and functional food ingredient, shown to support and maintain the body’s natural inflammatory response, to enhance skin, eye and joint health; and

•                  Hawaiian Spirulina Pacifica® is a nutrient-rich dietary supplement used for extra energy, a strengthened immune system, cardiovascular benefits and as a source of antioxidant carotenoids.

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

Unless otherwise indicated, all references in this report to the “Company,” “we,” “us,” “our,” and “Cyanotech” refer to Cyanotech Corporation and its wholly owned subsidiary, Nutrex Hawaii, Inc. (“Nutrex Hawaii” or “Nutrex”), a Hawaii corporation.

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

The following table sets forth, for the three years ended March 31, 2011, the net sales contributed by each of our product lines (in thousands):

	Net Sales
	2011	2010	2009
Spirulina products:
Spirulina Pacifica	$8,387	$7,744	$6,835
Natural astaxanthin products:
BioAstin	8,434	7,978	7,093
Other	6	20	22
Total	$16,827	$15,742	$13,950

Spirulina Products

We have been producing a strain of spirulina microalgae marketed as Hawaiian Spirulina Pacifica since 1984. Spirulina Pacifica represents 50%, 49% and 49% of net sales for the years ended March 31, 2011, 2010 and 2009, respectively. Spirulina Pacifica provides a vegetable-based, highly absorbable source of protein, natural beta-carotene, mixed carotenoids, B vitamins, gamma linolenic acid, essential amino acids and other phytonutrients. Spirulina Pacifica is produced in two forms: powder and tablets. Powder is used as an ingredient in nutritional supplements and health beverages; tablets are consumed as a daily dietary supplement. Both forms are sold as raw material ingredients in bulk quantities, as a private label consumer packaged product and as packaged consumer products under the Nutrex Hawaii label.

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

Our Spirulina Pacifica products compete with a variety of vitamins, dietary supplements, other algal products and similar nutritional products available to consumers. The nutritional products market is highly competitive and includes international, national, regional and local producers and distributors, many of whom have greater resources than Cyanotech and many of whom offer a greater variety of products. Our direct competition in the spirulina market is currently from Dainippon Ink and Chemical Company’s Earthrise facility in California, Parry Nutraceuticals, a division of Murugappa Group of India and several farms in China. Other competitors include numerous smaller farms in China, India, Thailand, Taiwan, Cuba, South Africa and South America. We have experienced increased price competition due to more spirulina suppliers as well as customers who generally treat these products as commodities with price being the major determining factor driving their purchasing decision. As one of the largest producers of spirulina, our challenge is to increase our market share among customers who seek the high-quality products we produce while concurrently adjusting our product mix to meet our revenue and profitability targets.

Natural Astaxanthin Products

We commenced commercial production of natural astaxanthin in 1997. Astaxanthin is a red pigment which we initially sold to the aquaculture market, primarily to impart a pink to red color to the flesh of commercially raised fish and shrimp. In 1999, BioAstin, our natural astaxanthin product for the human health and nutrition market was introduced. Over time, we have shifted our focus and resources on producing and marketing natural astaxanthin for the higher value human nutrition market. BioAstin sales accounted for 50%, 51% and 51% of net sales for the years ended March 31, 2011, 2010 and 2009, respectively.

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

Natural astaxanthin for human consumption is processed further utilizing a high-pressure extraction process. The resulting product is a lipid extract insoluble in water used for the production of gelcaps. This product can also be micro-encapsulated into “beadlets” which our customers use in other formulations. All natural astaxanthin products destined for human consumption undergo a prescribed set of microbiological food product tests to ensure safety and quality. We use third party contract manufacturers for the extraction services, the production of gelcaps and the production of beadlets. . All third party contract manufacturers are audit inspected by Cyanotech’s Quality Control Department, and are required to comply with FDA Good Manufacturing Practices (GMP) regulations. The majority of these contract manufacturers hold independent third party GMP certifications. Although these services are available only from a limited number of sources, we believe we have the ability to use other parties if any of the current contract manufacturers become unavailable; however, there is no assurance that the pricing from a new contract manufacturer will be comparable to current negotiated pricing. In addition, a new contract manufacturer would have to pass our qualification process ensuring quality standards can be met or exceeded. Significant pricing increases for any of these services could have a material adverse effect on our business, financial condition and results of operations.

The potential benefits of astaxanthin to human health are continuing to emerge. Natural astaxanthin is one of the most potent and bioactive biological antioxidants found in nature therefore, the number of potential roles of natural astaxanthin for human health is growing. Much research has been published in recent years on the beneficial roles of antioxidants in our health, in the aging process and on specific health conditions. The full efficacy of BioAstin as a human nutraceutical supplement requires further significant clinical study. We have spent limited amounts on clinical trials over the past few fiscal years. Independent antioxidant research and prior clinical trials show promising human applications. The Company holds three United States patents relating to the usage of BioAstin in the treatment of Carpal Tunnel Syndrome, the treatment of canker/cold sores and for its use as a topical and oral sunscreen.

BioAstin is sold in liquid lipid form as a raw ingredient to dietary supplement manufacturers, health food formulators and cosmetic manufacturers, and BioAstin gelcaps and beadlets are sold in bulk quantities to distributors. BioAstin gelcaps are also sold as a packaged consumer product through Nutrex Hawaii directly to natural product distributors, retailers and consumers. In 2007, we also introduced a line of BioAstin based nutritional supplements, MDFormulas. MDFormulas combined the health benefits of BioAstin with other proven nutrients with benefits for targeted applications such as skin, heart and joint health.

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

Major Customers

The Company has two major European customers. Sales to a single spirulina customer were approximately $1,037,000, or 6% of our total net sales for the year ended March 31, 2011. Sales to this customer for fiscal 2010 and 2009 were $1,027,000 (7% of net sales) and $1,521,000 (11% of net sales), respectively. Sales to a single astaxanthin customer were approximately $1,064,000 or 7% of sales for the year ended March 31, 2011. Sales to this customer were $784,000 (5% of net sales) and $1,806,000 (13% of net sales), for the fiscal years 2010 and 2009, respectively. The Company has one major US customer. Astaxanthin sales to this customer for the year ended March 31, 2011 were approximately $780,000 or 5% of our total net sales. Sales to this customer were approximately $1,653,000 (10% of net sales) and $821,000 (6% of net sales), for the fiscal years 2010 and 2009, respectively.

Research and Development

Our expertise for many years has been in the development of efficient, stable and cost-effective production systems for microalgal products. We have learned production levels from our systems may not be sustainable across periods of days, weeks, or even months. Accordingly, we typically investigate each specific microalgae identified in the scientific literature for potentially marketable products and for solutions to production stability and efficiency challenges, and then strive to develop the technology to grow such microalgae on a commercial scale or to incorporate procedures or technology to improve production stability and efficiency. Successful microalgal product developments and technical solutions are highly uncertain and dependent on numerous factors, many beyond our control. Products and solutions or improvements that appear promising in early phases of development may be found to be ineffective, may be uneconomical because of manufacturing costs or other factors, may be precluded from commercialization due to the proprietary rights of other companies, or may fail to receive necessary regulatory approvals. We had research and development expenditures of $282,000, $264,000 and $206,000 in fiscal years 2011, 2010 and 2009, respectively. We invested $66,000 and $68,000 in scientific clinical trials during fiscal years 2011 and 2010, respectively. No investment was made in scientific clinical trials during fiscal 2009.

Patents, Trademarks and Licenses

We have received five United States patents: two on aspects of our production methods and three relating to usage of our BioAstin products. We view our proprietary rights as important but believe that a loss of such rights is not likely to have a material adverse effect on our present business as a whole. Our operations are not dependent upon any single trademark, although some trademarks are identified with a number of the our products and are important in the sale and marketing of such products.

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

Environmental Matters

In 2002, we were issued under the Endangered Species Act (“ESA”) an Incidental Take Permit (“ITP”) by the United States Department of Interior Fish and Wildlife Service (“FWS”). The ESA defines “incidental take” as “incidental to, and not for the purpose of, the carrying out of an otherwise lawful activity.” This permit authorizes incidental take of the endangered Hawaiian stilt (Himantopus mexicanus knudseni) that is anticipated to occur as a result of ongoing operations and maintenance at our Kona facility. As a mandatory component for the issuance of such permit, we submitted and maintain a Habitat Conservation Plan (“HCP”) to ensure that the effects of the permitted action on listed species are adequately minimized and mitigated.

The HCP called for the creation of a nesting and breeding ground for the Hawaiian stilt to offset any take activity. We have complied with these requirements since 2002. The breeding program was so successful that the increase in the Hawaiian stilt population in the area became a potential hazard for the adjacent State airport facility. We disassembled the stilt habitat and are mitigating “take” by using standard non-lethal hazing devices to discourage nesting and breeding.

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

Employees

As of March 31, 2011, we employed 71 people on a full-time basis and 1 person on a part-time basis. Of the total, 35 are involved in harvesting, production and quality, the remainder in maintenance, shipping, sales, administration and support. Management believes that its relations with employees are good. Attracting permanent entry level and skilled employees can be difficult due to the limited local population to draw from. None of our employees are subject to collective bargaining agreements.

Internet Information

Our Internet address is www.cyanotech.com. There we make available, free of charge, copies of Cyanotech documents, news releases and financial statements issued in the last 12 months. Included are copies of the Company’s Code of Conduct and Ethics, the Nominating and Corporate Governance Committee Charter, and the Charter and Powers of the Audit Committee. The information found on our Web site, unless otherwise indicated, is not part of this or any other report we file or furnish to the Securities and Exchange Commission. Spirulina Pacifica® and BioAstin® are sold directly online through the Company’s website, www.nutrex-hawaii.com, as well as through resellers in over 40 countries worldwide. Corporate data and product information are also available at www.cyanotech.com.

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

Our success depends, to a significant extent, upon the services and collective experience of such personnel. The Company conducted an eight month search to identify a Chief Executive Officer who has the industry knowledge, experience and operating discipline essential for the management of the Company and consistent delivery of our products. The new Chief Executive Officer commenced his duties on January 11, 2011. The Interim President and Chief Executive Officer who filled this position during the eight month search, has vital knowledge and experience gained through his prior work experience in related industries and his activities as a Director of the Company since 2000 allowing him to direct the Company during this period.

The Chief Scientific Officer and founder of the Company is the Company’s primary scientific resource, continuing to improve production and cultivation technology and to investigate new microalgal products. Our Chief Financial Officer has a unique understanding of the Company’s financial systems and needs. Our Vice President Operations has years of experience with the mechanical operation of the production facility and continues to improve our production process. Our Vice President Sales and Marketing has developed valuable personal relationships with domestic and foreign customers. Our Vice President of Quality and Regulatory Affairs has experience and knowledge of federal and state regulations governing our production processes and product representation essential to continuing compliance. Attracting permanent skilled employees can be difficult due to limited local qualified applicants.

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

Single location agricultural and production facilities do not provide the protections and assurances afforded by operations in two or more widely separated locations. Our single location in Hawaii is susceptible to increased energy and transportation costs, and energy and transportation disruptions with either limited alternatives or no alternatives. The Company’s most significant operating expenditures are for electricity, related water pumping and nutrient and supply costs. These costs are directly or substantially affected by the price of fuel oil since Hawaii has virtually no hydroelectric power resources and only limited alternative electrical energy resources. Also, a single agricultural facility provides limited biologic diversity protection against invasive, mutant, or harmful organisms.

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

The global cost of oil derived energy impacts Cyanotech in several ways, and it may hinder our efforts to achieve profitability. Oil prices primarily impact Cyanotech through the costs of electricity, transportation, materials and supplies which are tied to the cost of oil either directly or indirectly. The return of a high cost of oil on a global basis may signal a prolonged economic downturn resulting in a material adverse effect on our business.

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

Our products are marketed in a number of countries around the world. For the year ended March 31, 2011, approximately 42% of our net sales were from sales to foreign customers. As a result, we are subject to a number of risks which include, but are not limited to:

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

At March 31, 2011, our working capital was $6,285,000. Cash and cash equivalents at the same date totaled $2,062,000. Our cash requirements will depend on numerous factors, including demand for products; normal requirements to maintain and upgrade facilities and equipment, whether opportunities emerge in either new markets or in research and development activities, or in the event we need to expand or contract our production or distribution infrastructure.

On February 19, 2008, Cyanotech Corporation entered into a Senior Debt direct financial obligation term loan with Bridgeview Capital Solutions, LLC (“Bridgeview”) under the provisions of a United States Department of Agriculture (USDA) Rural Development Guarantee program. Term Loan proceeds, remaining after deducting closing costs, statutory fees, and other customary borrowing costs, were used for working capital purposes. The full amount of the obligation assumed February 19, 2008 was $1,078,000, payable in monthly installments to Bridgeview. The obligation fully amortizes over seven (7) years at an interest rate of Prime plus one percent (1%) per annum, adjustable on the first day of each calendar quarter for the term of the obligation. Repayment may be accelerated under specified conditions of default if the Company is not able to remedy such default within the terms and conditions of the Loan. The Term Loan is fully secured by all of the assets of Cyanotech. Also, because the Loan is under a USDA Rural Development Guarantee program, Bridgeview has certain rights of recourse to the Rural Development Guaranty program to recover up to eighty percent (80%) of Bridgeview loss on the Term Loan. The Term Loan contains certain restrictive covenants requiring the consent of Bridgeview prior to taking action. The obligation is similar to and in addition to Cyanotech Corporation’s previously reported Senior Debt obligation payable to Bridgeview (the “Term Loan A”) under the USDA Rural Development Guarantee program originally incurred April 21, 2000. The amount of such previously reported Senior Debt at March 31, 2010, was $80,000 plus accrued interest of $300.  This loan (“Term Loan A”) was paid in full at maturity and has no remaining balance as of March 31, 2011. Cyanotech Corporation’s remaining obligation to Bridgeview Capital Solutions, LLC under the USDA Rural Development Guarantee program total approximately $660,000 plus accrued interest of $2,400.

On March 25, 2010, the Company renewed the agreement with First Hawaiian Bank for a Line of credit in the amount of $350,000 with a maturity date of April 1, 2012. The obligation is secured by the Company’s U.S. accounts receivable and bears a variable interest rate based on prime plus 2%. The line of credit has been extended for an additional twelve months and there was no outstanding balance as of March 31, 2011.

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

We have incurred net losses in two of the last five fiscal years. As of March 31, 2011, we had an accumulated deficit of approximately $16.8 million. The Company had net income of $1,730,000, $1,391,000 and $1,142,000 for the fiscal years ended March 31, 2011, 2010 and 2009, respectively.  However, in fiscal years ended March 31, 2008 and 2007, we incurred net losses in the amounts of $1,139,000 and $7.4 million, respectively. The 2007 loss included $4.5 million due to a non-cash impairment loss on equipment and leasehold improvements. These account for approximately 51% of our accumulated deficit since our inception. Historically, we have relied upon cash from operations and financing activities to fund all of the cash requirements of our business. However, extended periods of net income do not assure positive cash flows. Future periods of net losses from operations could result in negative cash flow, and may hamper ongoing operations and prevent us from sustaining or expanding our business. We cannot assure you that we will sustain or increase profitability on a quarterly or annual basis in the future. If we do not achieve, sustain or increase profitability, our business will be adversely affected and our stock price may decline. The global cost of oil derived energy impacts Cyanotech in several ways, and it may hinder our efforts to achieve profitability. Oil prices primarily impact Cyanotech through the costs of electricity, transportation, materials and supplies which are tied to the cost of oil either directly or indirectly.

Our stock price is volatile, which could result in substantial losses for investors purchasing shares of our common stock.

The market price of our common stock has fluctuated significantly in the past and may continue to fluctuate significantly in the future. During the first two months of fiscal 2012, the high and low closing bid prices of a share of our common stock were $3.69 and $3.04, respectively. During fiscal 2011, the high and low closing bid prices of a share of our common stock were $3.90 and $1.55, respectively. During fiscal 2010, the high and low closing bid prices of a share of our common stock were $5.68 and $1.78, respectively. During fiscal 2009, the high and low closing bid prices of a share of our common stock were $2.12 and $1.12, respectively. The market price of our common stock may continue to fluctuate in response to one or more of the following factors, many of which are beyond our control:

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

The price at which you purchase shares of our common stock may not be indicative of the price that will prevail later in the trading market. You may be unable to sell your shares of common stock at or above your purchase price, which may result in substantial losses to you. As of March 31, 2011, there were approximately 5.4 million shares of our common stock outstanding. We cannot predict the effect, if any, that future sales of shares of our common stock into the public market will have on the market price of our common stock. Sales of substantial amounts of common stock, including shares issued upon the exercise of stock options, or in anticipation of such sales, may materially and adversely affect prevailing market prices for our common stock.

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

Item 2.  Properties

Our principal facility and corporate headquarters are located at the Natural Energy Laboratory of Hawaii Authority (“NELHA”) at Keahole Point in Kailua-Kona, Hawaii. It encompasses approximately 90 fully developed acres containing microalgal cultivation ponds, processing facilities, research and quality control laboratories, and sales and administrative offices. The property is leased from the State of Hawaii under a 30-year commercial lease expiring in 2025. We believe that there is sufficient available land at NELHA to meet anticipated needs if a revised NELHA lease can be negotiated with acceptable terms. Under the terms of the existing NELHA lease, we could be required to remove improvements at the end of the lease term. Based upon our analysis, we do not believe the projected cost for such removal to be material to the consolidated financial statements, or likely, given historical practices. However, conditions could change in the future. It is not possible to predict such changes or estimate any impact thereof. We also rent warehouse space near NELHA and in Ontario, California.

Item 3.  Legal Proceedings

From time to time the Company may become party to lawsuits and claims that arise in the ordinary course of business relating to employment, intellectual property, and other matters. There were no significant legal matters outstanding at March 31, 2011.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is listed and traded on the NASDAQ Capital Market under the symbol “CYAN”. The closing price of our common stock was $3.12 as of June 17, 2011. The approximate number of holders of record of our common stock was 1,500. The high and low selling prices as reported by NASDAQ were as follows:

Quarter Ended:	June 30	September 30	December 31	March 31
Fiscal 2011
Common stock price per share:
High	$3.38	$2.83	$3.78	$3.90
Low	$1.88	$1.55	$2.01	$2.60
Fiscal 2010
Common stock price per share:
High	$2.16	$2.84	$5.68	$5.58
Low	$1.88	$1.78	$2.24	$3.11

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

The following table sets forth the Company’s common shares authorized for issuance under equity compensation plans:

	Common shares to be issued upon exercise of options outstanding	Weighted-average exercise price of outstanding options	Common shares available for future grant under equity compensation plans
Equity compensation, plans approved by security holders	426,650 shares	$2.50	182,327 shares

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K. For a more comprehensive description of the Company’s products and markets for such products, see Part I. Item 1. Business.

Results of Operations for the 2011, 2010 and 2009 Fiscal Years

				Fiscal Year 2011		Fiscal Year 2010
				vs. 2010		vs. 2009
	Fiscal Year			Favorable / (Unfavorable)
	2011	2010	2009	$	%	$	%
	(In thousands)
Net sales	$16,827	$15,742	$13,950	$1,085	6.9%	$1,792	12.8%
Cost of sales	10,486	9,109	8,438	(1,377)	(15.1)	(671)	(8.0)
Gross profit	6,341	6,633	5,512	(292)	(4.4)	1,121	20.3
Operating expenses
General & administrative	2,822	3,311	2,873	489	14.8	(438)	(15.2)
Sales and marketing	1,986	1,402	1,125	(584)	(41.7)	(277)	(24.6)
Research & development	282	264	206	(18)	(6.8)	(58)	(28.2)
Loss on disposal of equipment and leasehold improvements	22	155	—	133	85.8	(155)	(100.0)
Total operating expense	5,112	5,132	4,204	20	0.4	(928)	(22.1)
Income from operations	1,229	1,501	1,308	(272)	(18.1)	193	14.8
Other income (expense)
Interest expense, net	(70)	(109)	(154)	39	35.8	45	29.2
Other income, net	4	23	10	(19)	(82.6)	13	130.0
Total other expense	(66)	(86)	(144)	20	23.3	58	40.3
Income before income tax benefit (expense)	1,163	1,415	1,164	(252)	(17.8)	251	21.6
Income tax benefit (expense)	567	(24)	(22)	591	2,463	(2)	(9.1)
Net income	$1,730	$1,391	$1,142	$339	24.4%	$249	21.8%

Overview

Cyanotech Corporation’s core competency is cultivating and processing microalgae into high-value, high-quality natural products for the human nutrition market. Our products are sold in bulk quantities to manufacturers, formulators and distributors in the health foods and nutritional supplements markets and as packaged consumer products to distributors, retailers and direct consumers. The Company manufactures its products in Hawaii, but markets them worldwide, generating 42%, 43% and 47% of its revenues outside of the United States for each of the years ended March 31, 2011, 2010 and 2009, respectively. Competing in a global marketplace, the Company is influenced by the general economic conditions of the countries in which its customers operate, including adherence to its customers’ local governmental regulations and requirements. The Company currently has no material foreign exchange exposure as all sales are in U.S. currency.

The Company reported a net income of $1,730,000 or $.32 per diluted share for fiscal 2011 compared to net income of $1,391,000, or $.26 per diluted share for fiscal year 2010. Cash and cash equivalents at March 31, 2011 were $2,062,000, up $1,245,000 from a year ago. Working capital increased 27% to $6,285,000 at March 31, 2011 from working capital of $4,942,000 a year ago, primarily due to increased cash balances.

The following table details selected financial data highlighting three key areas:

	Year Ended March 31,
	2011	2010	2009
	(In thousands)
Net sales:
Spirulina products	$8,387	$7,744	$6,835
Natural astaxanthin products	8,434	7,978	7,093
Other products	6	20	22
	$16,827	$15,742	$13,950
Gross profit as a percentage of sales	38%	42%	40%
Operating expenses as a percentage of sales	30%	32%	30%

Net sales for fiscal 2011 were $16,827,000, or 6.9% higher than the $15,742,000 reported for the prior fiscal year. Sales increased in both spirulina and astaxanthin lines as production levels remained good and the Company focused on human nutrition and expansion of its higher margin consumer products.

The Company’s emphasis is on growing the market for its high quality health and nutritional product, BioAstin and Spirulina Pacifica, in both bulk form for use worldwide and in consumer packaged goods distributed primarily in the U.S. Mainstream media touted the health benefits of both astaxanthin and spirulina resulting in a increase in fourth quarter sales in both bulk and packaged products. The Company cannot predict the impact of this publicity on future period sales. The Company will continue to emphasize the higher nutritional content of its Hawaiian spirulina and the benefits of our natural astaxanthin over synthetics, however, increased competition may result in the decline of margins in the future.

The Company’s gross profit margin as a percentage of net sales decreased to 38% for the fiscal year ended March 31, 2011, down from 42% for fiscal 2010 and 40% for fiscal 2009. The fiscal year 2011 gross margin decrease of 4% was primarily due to irregular production events resulting in non-inventoriable production costs in the third and fourth quarters.

Spirulina and astaxanthin production levels decreased by 14% from the prior year. The decrease in production levels was the result of three factors:  management’s decision to reduce inventory, a foreign microbial plant inhibiting algae growth and a production equipment failure which introduced metal into some finished goods. These factors combined to reduce output and increase the unit costs of our two algae.  The two preceding years reported lower unit costs as production levels were high, with no measurable weather events or production interruptions. It is important to maintain reasonably strong production volumes in order to support the basic resource levels required to sustain a large scale, open culture, natural agricultural facility. Complex biological processes are involved and these processes are influenced by factors beyond the Company’s control—the weather, for example—we cannot assure that high production levels will continue.

The Company continues to strive to increase production efficiencies in volume yield, potency and quality consistent with the Company’s commitment to produce high-value, high-quality products. However, these efforts cannot be guaranteed to achieve the desired results.

Results of Operations

Revenues  Net sales for fiscal 2011 totaled $16,827,000, a 6.9% increase from net sales of $15,742,000 in fiscal 2010 and a 20.6% increase from net sales of $13,950,000 reported in fiscal 2009. The following is a discussion of revenues by major product category.

Spirulina  The Company has been producing Spirulina Pacifica, a strain of spirulina microalgae, since 1985. Revenues generated from the Company’s spirulina products are a significant portion of total revenues, amounting to $8,387,000, $7,744,000 and $6,835,000 for the years ended March 31, 2011, 2010 and 2009, respectively. Spirulina revenues as a percentage of total revenues for each of the three years ended March 31, 2011, is 50%, 49% and 49%, respectively. Approximately $1,037,000 or 6% of net sales for the year ended March 31, 2011 were to a spirulina marketing and distribution company based in the Netherlands. Sales to this customer during fiscal years 2010 and 2009 amounted to $1,027,000 or 7% of net sales, and $1,521,000 or 11% of net sales, respectively.

Fiscal 2011 spirulina sales increased $643,000 or 8%, the result of a 10% increase in units sold and 2% decrease in average selling price as compared to 2010. In fiscal 2010, sales increased 13% from 2009 resulting from 11% more units sold and 2% increase in average selling price. Competition for sales of spirulina remains intense due to the high number of suppliers. We expect competitive pricing pressure to continue in future periods and will continue to focus on the higher quality of Hawaiian spirulina in support of customers who demand higher quality raw materials for their formulations.

Natural Astaxanthin  In fiscal 2011, the Company’s sales of its natural astaxanthin products totalled $8,434,000, an increase of 6% from $7,978,000 in fiscal 2010, and an increase of 19% from $7,093,000 in fiscal 2009. The increase in natural astaxanthin sales for 2011 was the result of a 13% increase in units sold and a decrease in average selling price of 6%. The increase in natural astaxanthin sales for 2010 was the result of a 9% increase in units sold and an increase in average selling price of 3%. Two customers accounted for $1,844,000 or 11% of net sales for the year ended March 31, 2011. A single customer accounted for $1,653,000 or 10% of net sales for the year ended March 31, 2010. We believe that sales to these customers will continue to represent a significant portion of total net sales in future periods.

Cost of Sales  Cost of sales, as a percentage of net sales, was at 62%, 58% and 60% for fiscal years 2011, 2010, and 2009, respectively. Cost of sales includes the cost of nutrients and materials, direct labor and manufacturing overhead costs; depreciation and amortization of production equipment, buildings and leasehold improvements associated with the production of inventory units sold; and other production-related period costs. The cost of sales as a percent of sales increase of 4 points between 2011 and 2010 is the result of reduced production and increased inventory reserve recognition. The decrease of 2 points between 2010 and 2009, is the result of improved control of customary and complex production variables related to astaxanthin and spirulina production. Customary variables include availability and costs of personnel, raw materials, energy, water and freight. These variables fluctuate based on changes in the local, national and world economies. Complex variables include cultivation methods, feeding formulations and harvesting processes, all of which include efforts to anticipate the extent of weather and environmental events and make timely and sufficient adjustments. Although the variability of such costs cannot be fully anticipated, the Company has focused increased effort in this area in order to produce both spirulina and astaxanthin at levels sufficient to fully absorb production costs into inventory. Because the Company’s processes are agricultural, it is important to maintain production volumes in order to support the minimal resource levels required to sustain a large-scale open culture agricultural facility. Fresh water is critical for the Company’s natural astaxanthin production and, while the Company has not experienced any constraint on fresh water availability, future availability could be negatively impacted by significant growth in the local population as well as by throughput constraints on the water delivery infrastructure owned by the County of Hawaii. Given the criticality of fresh water to our operations and the community, the Company recycles fresh water where possible and has developed additional water recycling systems in its efforts to utilize fresh water efficiently. Both fresh and sea water require electricity for pumping; and electricity, the Company’s single largest expenditure, depends on the cost of fuel oil which is, in turn, tied to the global price of crude oil.

Fuel costs remained at consistent levels throughout most of fiscal 2011, trending upward the latter half of the fiscal year compared to 2010. The Company did not incur the extreme highs experienced in fiscal 2009. Continued volatility in fuel cost in the future is likely. Therefore, the Company expects that electricity, water and shipping costs could be higher due to the impact of fuel cost increases for fiscal 2012.

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

The Company recognizes abnormal production costs, including fixed cost variances from normal production capacity, as an expense in the period incurred. Abnormal amounts of freight, handling costs and wasted material (spoilage) are recognized as current-period charges and fixed production overhead costs are allocated to inventory based on the normal capacity of production facilities. Normal capacity is defined as “the production expected to be achieved over a number of periods or seasons under normal circumstances, taking into account the loss of capacity resulting from planned maintenance.” The Company expensed abnormal production costs of $439,000, $0 and $77,000 for the fiscal years ended March 31, 2011, 2010 and 2009, respectively. Non inventoriable fixed costs were $71,000, $0 and $59,000 for the fiscal years ended March 31, 2011, 2010 and 2009, respectively.

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

Gross Profit Margin  The Company’s gross profit margin as a percentage of net sales decreased 4 points to 38% for the fiscal year ended March 31, 2011, down from 42% for fiscal 2010. The decline is the result of lower production volume and increased inventory reserves resulting in higher costs. The Company’s gross profit margin as a percentage of net sales increased 2 points to 42% for the fiscal year ended March 31, 2010, up from 40% for fiscal 2009. The improvement is the result of increased sales volume driven by product availability and quality, price increases instituted throughout 2009 and increases in units produced resulting in lower unit costs.

Management expects the Company’s fiscal 2012 gross profit margin to improve from the results reported for fiscal 2011.  There is currently no planned production slowdown to reduce inventory and the production interruptions experienced in fiscal year 2011 have been resolved. However, as discussed elsewhere in this Annual Report, management cannot predict future production levels. Producing the highest quality microalgae is a complex biological process which requires the tenuous balancing of numerous factors including microalgal strain variations, temperature, acidity, nutrient and other environmental considerations, some of which are not in the Company’s control. As a result, it can be difficult and time consuming to adjust, improve or correct production process when quality levels fall below specifications. While the Company generally possesses scientific knowledge and resources to correct its production processes, there are too many variables involved for the Company to make reliable projections concerning such efforts. However, management constantly strives to anticipate events requiring adjustments to nutrients, processes, customer demands, etc. and strive to achieve increased production yields and improve quality. In addition to the items discussed above, there are many factors which could materially diminish gross profit.

Operating Expenses  Operating expenses as a percentage of net sales were 30% for fiscal 2011, 33% for fiscal 2010 and 30% for fiscal 2009. Total operating expense decreased by $20,000 or less than 1% from 2010 levels. The decrease includes a decrease in General and administrative expenses of $489,000, an increase Sales and marketing expense of $584,000, an increase in Research and development expense of $18,000 and a decrease in loss on disposal of equipment and leasehold improvements of $133,000. The increase in 2010 from 2009 as a percentage of sales was primarily due to an increase in General and administrative expenses of $438,000, an increase Sales and marketing expense of $277,000, an increase in Research and development expense of $58,000 and an increase in loss on disposal of equipment and leasehold improvements of $155,000.

General and administrative expenses were $2,822,000, $3,311,000 and $2,873,000 in fiscal 2011, 2010 and 2009, respectively. General and administrative expenses decreased 15% from 2010 due to the costs associated with separation of the Chief Executive Officer in March 2010. General and administrative expenses increased 15% from 2009 to 2010 due to costs associated with separation of the Chief Executive Officer in March 2010 and salary and benefits increases. The Company is committed to ongoing cost containment aimed at controlling its level of operating expenses, but may increase some discretionary spending in future periods as necessary to maintain product quality and the Company’s competitive position.

Sales and marketing costs were $1,986,000, $1,402,000 and $1,125,000 in fiscal 2011, 2010 and 2009, respectively, increasing 42% in 2011 from fiscal 2010 and increasing 25% in 2010 from fiscal 2009. The increase in 2011 over 2010 is due to the Company expanding advertising and promotional programs in fiscal 2011 in order to increase consumer product sales levels in the mainland USA market. The increase in 2010 over 2009 is due to the Company resuming selected advertising and promotional programs in fiscal 2010 in order to maintain and expand sales levels. Management anticipates continuing advertising and promotional programs to increase consumer awareness in fiscal 2012 in order to maintain and expand sales levels as the Company focuses on the higher margin consumer products.  .

Research and development costs increased to $282,000 in 2011, up 7% from $264,000 in fiscal 2010, and up by 37% from $206,000 in fiscal 2009. The 2011 expense includes the balance of costs associated with a clinical trial initiated in fiscal year 2010, to expand the applications of sprirulina products. In fiscal 2009, no product trials were underway; research resources focused on identifying potential areas to improve cultivation and production processes. The Company has benefited from these efforts in the subsequent fiscal years.  The Company will continue to identify research activities that will expand the applications of its products, advance the efficiency of its production processes and/or increase product quality.

Loss on disposal of equipment and leasehold improvements was $22,000 in fiscal 2011 and $155,000 in fiscal year 2010. There was no loss on disposal of assets in 2009.

Management reviews long-lived assets and intangible assets for potential impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Management’s analysis at March 31, 2011 determined that the Company’s equipment and leasehold improvements are not impaired in Cyanotech’s Consolidated Balance Sheet at March 31, 2011.

Management expects fiscal 2012 operating expense spending will remain consistent with or increase from fiscal 2011 due to increased personnel costs, inflationary increases of expenses and the expansion of selected marketing and research activities as previously discussed. The Company will continue to leverage customer supported research where and as practicable. Increases in sales and marketing expenses may be necessary as the Company seeks new and increased markets and market share. Also, the cost of regulatory compliance—including international standards (ISO), US food and drug manufacturing practice (GMP), Securities and Exchange Commission requirements including Sarbanes Oxley, NASDAQ Capital Market listing requirements and other regulatory compliance areas—continue to increase. Finally, the Company must remain competitive in the labor market, and this may lead to some increases in general and administrative costs.

Other Expense  Other Expense, net was $66,000, $86,000 and $144,000 for the fiscal years ended March 31, 2011, 2010 and 2009, respectively.  It is comprised primarily of interest expense on term loans, amortization of debt issue costs and interest on other financing agreements, offset by deminimus interest earned and miscellaneous sales.  The declining balance is primarily due to the reduction of the principal balance on the Company’s Term Loans of $660,000, $889,000 and $1,501,000 as of March 31, 2011, 2010 and 2009, respectively.

Income Taxes  For fiscal 2011 the Company recorded an income tax benefit of $567,000 compared with an income tax expense of $24,000 for 2010 and $22,000 for 2009. The fiscal 2011 tax benefit is the result of a reduction in the deferred tax valuation allowance and recording of a net deferred tax asset at March 31, 2011. Previous year income tax expense represents primarily alternative minimum taxes due to the utilization of tax loss carry forwards. At March 31, 2011 the Company had Federal and Hawaii state net operating loss carry forwards of approximately $15,996,000 and $10,768,000, respectively.

Liquidity and Capital Resources

Financial Condition  At March 31, 2011, the Company’s working capital was $6,285,000, an increase of $1,343,000 compared to $4,942,000 at March 31, 2010. Cash and cash equivalents at March 31, 2011 totaled $2,062,000, an increase of $1,245,000 from $817,000 at March 31, 2010.

The Company had two Term Loan Agreements (“Term Loans”) with a lender. These provided up to $4.6 million in combined credit facilities which are secured by substantially all the assets of the Company. One term loan with a balance of $80,000 at March 31, 2010 was paid in full on May 1, 2010. The remaining Term Loan has a balance of approximately $660,000 as of March 31, 2011, payable in equal monthly principal and interest payment of approximately $15,000 and a maturity date of March 1, 2015. The interest rate under the Term Loans, in absence of a default under the agreement, is the prime rate in effect as of the close of business on the first day of each calendar quarter, plus 1%. The prime rate was 3.25% at March 31, 2011. The Company is prohibited by the Term Loan from declaring any cash dividends without the lender’s prior written consent. A $250,000 restricted cash deposit was held in an interest-bearing restricted cash account per the terms of the Term Loan and was included in Other Assets in the consolidated balance sheets at March 31, 2010. The restricted cash was returned to the Company in May of 2010.

The Company has two equipment loans with John Deere at March 31, 2011 with a total outstanding combined balance of approximately $32,000. The equipment loans have maturity dates of December 28, 2012 as to $17,000 and March 25, 2013 as to $15,000 and are payable in equal monthly principal payments of approximately $1,400. The loans are at a 0% rate of interest and are net of imputed interest of $2,000.

The Company has an equipment capital lease with Thermo Fisher Financial Services. The outstanding balance under the capital lease as of March 31, 2011 is approximately $67,000 and has a maturity date of March 2013.

Contractual Obligations

The following table presents the Company’s debt and lease obligations at March 31, 2011 (in thousands):

	Less Than	1-3	4-5	After 5
	1 Year	Years	Years	Years	Total
Term Loans(1)	$204	$378	$175	$0	$757
Operating Leases	215	487	412	1,443	2,557
Total	$419	$865	$587	$1,443	$3,314

(1)                                  Includes term loan, equipment loans and capital lease mentioned above.

On March 25, 2010, the Company renewed the agreement with First Hawaiian Bank for a Line of credit in the amount of $350,000 with a maturity date of April 1, 2012. The obligation is secured by the Company’s U.S. accounts receivable and bears a variable interest rate based on prime plus 2%. There was no outstanding balance as of March 31, 2011.

Cash Flows  Our cash and cash equivalents were $2,062,000 and $817,000 at March 31, 2011and 2010, respectively.

The Company generated cash from operating activities was $1,747,000, $1,219,000 and $908,000 for fiscal years 2011, 2010 and 2009 respectively. The increase in cash provided by operations for 2011 was primarily due to the decrease in inventory of $306,000 compared to an increase in inventory in 2010 over 2009 of $809,000. The increase in cash provided by operations from 2010 was primarily due to an increase inventory of $809,000 compared with an increase of $1.5 million in 2009. Depreciation and amortization expense was $617,000, $512,000 and $431,000 for the years ended March 31, 2011, 2010 and 2009, respectively. Depreciation expense for 2011 and 2010 was more than 2009 as a result of additions to depreciable assets in fiscal 2010 and 2011. It is uncertain whether operating activities will generate cash in future periods due to the volatility of the world economy and its impact on our foreign customers, and our ability to maintain production levels within a reasonable range.

Cash of $514,000 was used in investing activities offset by $250,000 cash provided for the return of restricted cash, for net cash used in investing activities of $264,000 during fiscal 2011, compared to net cash used in investing activities of $1,032,000 during fiscal 2010. Net cash used in investing activities in 2009 was $449,000. Investments are primarily plant and equipment purchases aimed toward maintaining and enhancing our ability to respond to market demand. Management expects to continue to invest in equipment upgrades and leasehold improvements tied to market requirements and production efficiency. Investment was also made in expansion and enhancement of our resource management systems. Capital expenditures are expected to increase in fiscal 2012 compared to fiscal 2011 with projects to extend plant life, equipment additions and systems expansions.

During fiscal 2011, cash used in financing activities was $238,000, consisting of $187,000 cash provided from the exercise of stock options, offset by principal payments on term debt and revolving line of credit of $425,000. During fiscal 2010, cash used in financing activities was $347,000, consisting of $150,000 cash provided from drawing on the credit line with First Hawaiian Bank, offset by principal payments on term debt of $497,000. During fiscal 2009, cash used in financing activities was $572,000 representing principal payments on long-term debt.

Sufficiency of Liquidity  Based upon our current operating plan, analysis of our consolidated financial position and projected future results of operations, we believe that our operating cash flows and existing cash balances will be sufficient to finance current operating requirements, debt service and planned capital expenditures, for the next 12 months. With working capital of $6.3 million and a current ratio of 4 to 1 as of March 31, 2011, management expects liquidity in fiscal 2012 to be generated primarily from operating cash flows. Unanticipated capital expenditures or business expansion could require the Company to incur additional debt or equity funding sources.

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

A significant portion of the Company’s expense levels are relatively fixed, so the timing of increases in expense levels is based in large part on forecasts of future sales. If net sales are below expectations in any given period, the adverse impact on results of operations may be magnified by our inability to adjust spending quickly enough to compensate for the sales shortfall. We may also choose to reduce prices or increase spending in response to market conditions, which may have a material adverse effect on financial condition and results of operations.

Effect of Recently Issued Accounting Standards and Estimates

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures about Fair Value Measurements,” an amendment to Accounting Standards Codification (“ASC”) No. 820, “Fair Value Measurements and Disclosures.” The standard requires disclosure for transfers in and out of Level 1 and Level 2, as well as the disclosure of Level 3 activity on a gross, rather than net, basis. The guidance also requires enhancements to certain existing disclosures. The amendments will be effective as of the beginning of fiscal 2011, except for the new requirements around Level 3 activity, which is deferred until the beginning of fiscal 2012. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements.

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

Revenue — We recognize revenue when product is shipped.  Sales returns and allowances are recorded as a reduction to sales when we agree with a customer that a return or allowance is warranted. Promotions and other volume based incentives are charged to net sales in the period in which they can be reasonably known or estimated.

Inventory - The Company records inventories at the lower of cost or market. Cost is defined as the sum of the applicable expenditures and charges directly or indirectly incurred in bringing inventories to their existing condition and location. Cost for inventory purposes may be determined under any one of several assumptions as to the flow of cost factors, such as first-in, first-out; average cost; and last-in, first-out. Our inventories are stated using the first-in, first-out method. Inventory values are subject to many critical estimates, including production levels and capacity, changes in the prices paid for raw materials, supplies, and labor, changes in yield, potency, and quality of biomass, changes in processing or production methods, and changes in the carrying value of our inventories resulting from the prices our customers are willing to pay for our products. Such estimates are revised quarterly. Changes in management’s estimates could result in increases or decreases in the recorded amounts of inventory and cost of sales.

Management reviews inventory levels, inventory turnover, product age and product marketability quarterly to evaluate recoverability and determine if a reserve for inventory is deemed necessary. At March 31, 2011 an inventory reserve in the amount of $148,000 has been recognized. In the prior fiscal year, March 31, 2010, an inventory reserve in the amount of $54,000 had been recognized.

Equipment and leasehold improvements - Equipment and leasehold improvements are reported at cost less accumulated depreciation and amortization. Self-constructed leasehold improvements include design, construction and supervision costs. These costs are recorded in construction in progress and are transferred to equipment and leasehold improvements when construction is completed and the facilities are placed in service. Long-lived assets, such as property, plant and equipment and purchased intangibles subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized to the extent that the carrying amount exceeds the asset’s fair value.

Income taxes - Income taxes are accounted for under the asset and liability method. The asset and liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be recovered or settled. The Company records a valuation allowance to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. Judgment is required in assessing the need for the valuation allowance. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based on our operating results for the past three years we believe that the Company will generate taxable income in future periods and therefore, conclude that it is more likely than not the Company will realize a portion of its deferred tax assets before they expire. Accordingly, we reduced our valuation allowance by $552,000 during 2011 and recognized an income tax benefit of $567,000 in the current year. Our estimates of deferred tax assets to be realized may change in future periods, which could result in additional changes to our valuation allowance. Management has assessed the impact of uncertain tax positions to be immaterial. Should the Company’s operating performance not continue for a sustained period, we may need to re-establish some or all of the valuation allowance.

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Cyanotech Corporation:

We have audited the accompanying consolidated balance sheets of Cyanotech Corporation and subsidiary (the Company) as of March 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended March 31, 2011. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cyanotech Corporation and subsidiary as of March 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Grant Thornton LLP

Irvine, California

June 23, 2011

CYANOTECH CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

March 31,

	2011	2010
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$2,062	$817
Accounts receivable, net of allowance for doubtful accounts of $58 in 2011 and $10 in 2010	2,641	2,064
Inventories, net	3,627	3,933
Deferred tax assets	17	—
Prepaid expenses and other current assets	134	400
Total current assets	8,481	7,214
Equipment and leasehold improvements, net	4,557	4,681
Deferred tax assets	535	—
Other assets	287	253
Total assets	$13,860	$12,148
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$204	$276
Line of credit	—	150
Customer deposits	115	—
Accounts payable	1,054	1,125
Accrued expenses	823	721
Total current liabilities	2,196	2,272
Long-term debt, excluding current maturities	553	756
Total liabilities	2,749	3,028
Commitments and contingencies
Stockholders’ equity:
Common stock of $.02 par value, authorized 7,500,000 shares; issued and outstanding 5,395,168 shares at 2011 and 5,252,572 shares at 2010	108	105
Additional paid-in capital	27,803	27,545
Accumulated deficit	(16,800)	(18,530)
Total stockholders’ equity	11,111	9,120
Total liabilities and stockholders’ equity	$13,860	$12,148

See accompanying notes to consolidated financial statements

CYANOTECH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Year ended March 31,

	2011	2010	2009
	(in thousands, except per share data)
Net sales	$16,827	$15,742	$13,950
Cost of sales	10,486	9,109	8,438
Gross profit	6,341	6,633	5,512
Operating expenses:
General and administrative	2,822	3,311	2,873
Sales and marketing	1,986	1,402	1,125
Research and development	282	264	206
Loss on disposal of equipment and leasehold improvements	22	155	—
Total operating expense	5,112	5,132	4,204
Income from operations	1,229	1,501	1,308
Other income (expense):
Interest expense, net	(70)	(109)	(154)
Other income, net	4	23	10
Total other expense, net	(66)	(86)	(144)
Income before income tax (benefit) expense	1,163	1,415	1,164
Income tax benefit (expense)	567	(24)	(22)
Net income	$1,730	$1,391	$1,142
Net income per share:
Basic	$.32	$.26	$.22
Diluted	$.32	$.26	$.22
Shares used in calculation of net income per share:
Basic	5,353	5,251	5,244
Diluted	5,413	5,346	5,248

See accompanying notes to consolidated financial statements

CYANOTECH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME

Years ended March 31, 2011, 2010 and 2009

	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Comprehensive Income
	(in thousands, except share data)
Balances at March 31, 2008	5,242,270	$105	$27,337	$(21,059)	$(4)	$6,379
Issuances of common stock for Director Stock Grants	3,500	—	7	—	—	7
Compensation expense related to stock options	—	—	246	—	—	246
Comprehensive income:
Net Income	—	—	—	1,142	—	1,142	$1,142
Other comprehensive loss—foreign currency translation adjustments	—	—	—	(4)	4	—	—
Comprehensive income	—	—	—	—	—	—	$1,142
Balances at March 31, 2009	5,245,770	105	27,590	(19,921)	—	7,774
Issuances of common stock for Director Stock Grants	6,752	—	20	—	—	20
Issuance of common stock for exercise of stock options for cash	50	—	—	—	—	—
Compensation expense related to stock options	—	—	(65)	—	—	(65)
Comprehensive income:
Net Income	—	—	—	1,391	—	1,391	$1,391
Comprehensive income	—	—	—	—	—	—	$1,391
Balances at March 31, 2010	5,252,572	105	27,545	(18,530)	—	9,120
Issuances of common stock for Director Stock Grants	10,000	—	27	—	—	27
Issuance of common stock for exercise of stock options for cash	132,596	3	184	—	—	187
Compensation expense related to stock options	—	—	47	—	—	47
Comprehensive income:
Net Income	—	—	—	1,730	—	1,730	$1,730
Comprehensive income	—	—	—	—	—	—	$1,730
Balances at March 31, 2011	5,395,168	$108	$27,803	$16,800	$—	$11,111

See accompanying notes to consolidated financial statements

CYANOTECH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended March 31,

	2011	2010	2009
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,730	$1,391	$1,142
Adjustments to reconcile net income to cash provided by operating activities:
Loss on disposal of equipment and leasehold improvements	22	155	—
Depreciation and amortization	617	512	431
Amortization of debt issue costs and other assets	31	58	56
Issuance of common stock for services	27	20	7
Stock based compensation expense	47	(65)	246
Provision for (reduction of) allowance for doubtful accounts	48	(4)	(9)
Provision for inventory reserve	93	126	—
Deferred income tax benefit	(552)	—	—
Net (increase) decrease in assets:
Accounts receivable	(625)	(275)	158
Inventories	213	(935)	(1,523)
Prepaid expenses and other assets	(50)	(125)	245
Net increase (decrease) in liabilities:
Customer deposits	115	—	(204)
Accounts payable	(71)	84	235
Accrued expenses	102	277	124
Net cash provided by operating activities	1,747	1,219	908
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in equipment and leasehold improvements	(514)	(1,032)	(449)
Proceeds from return of restricted cash	250	—	—
Net cash used in investing activities	(264)	(1,032)	(449)
CASH FLOWS FROM FINANCING ACTIVITIES:
(Payment on) proceeds from line of credit	(150)	150	—
Proceeds from issuance of common stock and exercise of stock options, net of issue costs	187	—	—
Principal payments on long-term debt	(275)	(497)	(572)
Net cash used in financing activities	(238)	(347)	(572)
Net increase (decrease) in cash and cash equivalents	1,245	(160)	(113)
Cash and cash equivalents at beginning of year	817	977	1,090
Cash and cash equivalents at end of year	$2,062	$817	$977
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$48	$62	$132
Income taxes	$15	$35	$7
NON-CASH FINANCING AND INVESTING ACTIVITIES:
Additions to equipment	—	$124	$29

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

The Company applies a framework for measuring fair value. That framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy are described below:

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

The Company maintains its cash accounts with banks located in Hawaii. The total cash balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per bank. The Company has cash balances on deposit with a Hawaiian bank at March 31, 2011 that exceeded the balance insured by the FDIC by $1,301,000.

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

Inventories, net

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Market is defined as sales price less cost to dispose and a normal profit margin. Inventory costs include materials, labor, overhead and third party costs.

Management provides a reserve against inventory for known or expected inventory obsolescence. The reserve is determined by specific review of inventory items for product age and quality which may affect salability. At March 31, 2011 and 2010, the inventory reserve was $148,000 and $54,000, respectively.

The Company recognizes abnormal production costs, including fixed cost variances from normal production capacity, as an expense in the period incurred. Abnormal amounts of freight, handling costs and wasted material (spoilage) are recognized as current-period charges and fixed production overhead costs are allocated to inventory based on the normal capacity of production facilities. Normal capacity is defined as “the production expected to be achieved over a number of periods or seasons under normal circumstances, taking into account the loss of capacity resulting from planned maintenance.” The Company expensed abnormal production costs of $439,000, $0 and $77,000 for the fiscal years ended March 31, 2011, 2010 and 2009, respectively. Non inventoriable fixed costs were $71,000, $0 and $59,000 for the fiscal years ended March 31, 2011, 2010 and 2009, respectively.

Equipment and Leasehold Improvements, net

Equipment and leasehold improvements are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives for equipment and furniture and fixtures, or the shorter of the land lease term (see Notes 3 and 7) or estimated useful lives for leasehold improvements as follows:

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

Accounting for Assets Retirement Obligations

Management evaluates quarterly the potential liability for asset retirement obligations under the Company’s lease for its principal facility and corporate headquarters. No liability has been recognized as of March 31, 2011 and 2010 (see Note 7).

Revenue Recognition

The Company recognizes revenues as goods are shipped to customers (FOB shipping point). The criteria for recognition of revenue are when persuasive evidence that an arrangement exists and both title and risk of loss have passed to the customer, the price is fixed or determinable, and collectability is reasonably assured. Sales returns and allowances are recorded as a reduction to sales when we agree with a customer that a return or allowance is warranted. Promotions and other volume based incentives are charged to net sales in the period in which they can be reasonably known or estimated. The Company records net shipping charges and sales tax in cost of goods sold.

Research and Development and Advertising

Research and development and advertising costs are expensed as incurred. Consolidated advertising expense for the years ended March 31, 2011, 2010 and 2009 was $235,000, $185,000 and $65,000, respectively.

Income Taxes

Income taxes are accounted for under the asset and liability method. The asset and liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted income tax rates applicable to the period that includes the enactment date. A valuation allowance is recorded when management determines that some or all of the deferred tax assets are not likely to be realized.

In evaluating a tax position for recognition, management evaluates whether it is more-likely-than-not that a position will be sustained upon examination, including resolution of related appeals or litigation processes, based on technical merits of the position. If the tax position meets the more-likely-than-not recognition threshold, the tax position is measured and recognized in the Company’s financial statements as the largest amount of tax benefit that, in management’s judgment, is greater than 50% likely of being realized upon settlement. As of March 31, 2011and 2010, there was no significant liability for income tax associated with unrecognized tax benefits.

The Company recognizes accrued interest related to unrecognized tax benefits as well as any related penalties in interest expense in its condensed consolidated statements of operations. As of the date of adoption and during the years ended March 31, 2011, and 2010, there was no accrual for the payment of interest and penalties related to uncertain tax positions.

Share-Based Compensation

The Company accounts for share based payment arrangements based on fair value. If an award vests or becomes exercisable based on the achievement of a condition other than service, such as for meeting certain performance or market condition, the award is classified as a liability. Liability-classified awards are remeasured to fair value at each balance sheet date until the award is settled. The Company currently has no liability-classified awards. Equity- classified awards, including grants of employee stock options, are measured at the grant-date fair value of the award and are not subsequently remeasured unless an award is modified. The cost of equity-classified awards is recognized in the income statement over the period during which an employee is required to provide the service in exchange for the award, or the vesting period. All of the Company’s stock options are service-based awards, and because the Company’s stock options are “plain vanilla,” as defined by the U.S. Securities and Exchange Commission in Staff Accounting Bulletin No. 107, they are reflected only in Equity and Compensation Expense accounts

The Company utilizes the Black-Scholes option pricing model to determine the fair value of each option award. Expected volatilities are based on the historical volatility of the Company’s common stock over a period consistent with that of the expected term of the options. The expected term of the options are estimated based on factors such as vesting periods, contractual expiration dates, historical trends in Cyanotech’s stock price, and historical exercise behavior. The risk-free rates for periods within the contractual life of the options are based on the yields of U.S. Treasury instruments with terms comparable to the estimated option terms.

Per Share Amounts

Basic earnings per common share is calculated by dividing net income for the year by the weighted-average number of common shares outstanding during the year. Diluted earnings per common share is calculated by dividing net income for the year by the sum of the weighted-average number of common shares outstanding during the year plus the number of potentially dilutive common shares (“dilutive securities”) that were outstanding during the year. Dilutive securities include options granted pursuant to the Company’s stock option plans, potential shares related to the Employee Stock Purchase Plan and Restricted Stock grants to employees and non-employees. Dilutive securities related to the Company’s stock option plans are included in the calculation of diluted earnings per common share using the treasury stock method. Potentially dilutive securities are excluded from the computation of earnings per share in periods in which a net loss is reported, as their effect would be antidilutive. A reconciliation of the numerators and denominators of the basic and diluted earnings per common share calculations for the years ended March 31, 2011, 2010 and 2009 is presented in Note 9. There were 9,000, 8,000 and 384,000 potentially dilutive shares excluded from income per share during 2011, 2010 and 2009, respectively, as they were anti dilutive.

New Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures about Fair Value Measurements,” an amendment to Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures.” The standard requires disclosure for transfers in and out of Level 1 and Level 2, as well as the disclosure of Level 3 activity on a gross, rather than net, basis. The guidance also requires enhancements to certain existing disclosures. The amendments will be effective as of the beginning of fiscal 2011, except for the new requirements regarding Level 3 activity, which is deferred until the beginning of fiscal 2012. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements.

Note 2 Inventories, net

Inventories consist of the following as of March 31, 2011 and 2010:

	2011	2010
	(in thousands)
Raw materials	$336	$392
Work in process	339	303
Finished goods(1)	2,787	3,062
Supplies	165	176
	$3,627	$3,933

(1)                                  Net of reserve for obsolescence of $148,000 and $54,000, respectively.

Note 3 Equipment and Leasehold Improvements, net

Equipment and leasehold improvements consists of the following as of March 31, 2011 and 2010:

	2011	2010
	(in thousands)
Equipment(1)	$6,801	$6,350
Leasehold improvements	7,367	7,298
Furniture and fixtures	95	88
	14,263	13,736
Less accumulated depreciation and amortization	(9,817)	(9,243)
Construction in-progress	111	188
	$4,557	$4,681

(1)                                  Includes $97,000 of equipment under capital lease at March 31, 2011 and 2010 with accumulated depreciation of $19,000 and $0, respectively.

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. No such event occurred during the fiscal years ended March 31, 2011, 2010 and 2009. The Company recognized a loss on disposal of equipment and leasehold improvements in the amount of $22,000 and $155,000 in fiscal 2011and 2010 respectively.

Note 4 Accrued Expenses

Components of accrued expenses as of March 31, 2011 and 2010 are as follows:

	2011	2010
	(in thousands)
Wages, commissions and royalties	$426	$334
Bonuses	100	140
Customer rebates	173	—
Other accrued expenses	124	247
	$823	$721

Note 5 Line of Credit

On March 22, 2011, the Company renewed the agreement with First Hawaiian Bank for a Line of Credit in the amount of $350,000 with a maturity date of April 1, 2012. The obligation is secured by the Company’s U.S. accounts receivable and bears a variable interest rate based on prime plus 2%. There was no outstanding balance as of March 31, 2011 and $150,000 balance outstanding at March 31, 2010. The weighted average interest rate was 5.25% for the years ending 2011 and 2010, respectively.  The credit agreement requires the Company to meet certain financial covenants. The Company was in compliance with these financial covenants at March 31, 2011.

Note 6 Long-Term Debt

Long-term debt consists of the following as of March 31, 2011 and 2010 as follows:

	2011	2010
	(in thousands)
Term loans	$757	$1,032
Less current maturities	(204)	(276)
Long-term debt, excluding current maturities	$553	$756

In April 2000, the Company executed a Term Loan Agreement (“Term Loan A”) with a lender providing for $3.5 million in aggregate credit facilities, secured by the Company’s assets. Term Loan A has a maturity date of May 1, 2010 and is payable in 120 equal monthly principal payments plus interest. The interest rate under Term Loan A, in the absence of a default under the agreement, is the prime rate in effect as of the close of business on the first day of each calendar quarter, plus 1%. As of March 31, 2011, the prime rate was 3.25%. The balance under this loan was $0 and $80,000 at March 31, 2011 and 2010, respectively. The Company is prohibited from declaring any common stock dividends without the lender’s prior written consent. A warrant to purchase 5,000 shares of the Company’s common stock was issued in conjunction with this Term Loan. The warrant expired in April 2011. The note was paid in full at maturity in May 2010. A $250,000 restricted cash deposit was held to secure these loans and is included in Prepaid expenses and other current assets in the accompanying consolidated Balance Sheet at March 31, 2010. The restricted cash was released in May 2010 upon maturity of Term Loan A.

In February 2008, the Company executed another Term Loan Agreement (“Term Loan B”) with the same lender providing for $1.1 million in aggregate credit facilities, secured by the Company’s assets. Term Loan B has a maturity date of March 1, 2015 and is payable in 84 equal monthly principal payments plus interest. The interest rate under Term Loan B, in the absence of a default under the agreement, is the prime rate in effect as of the close of business on the first day of each calendar quarter, plus 1%. As of March 31, 2011 the prime rate was 3.25%. The balance under this loan was $660,000 and $808,000 at March 31, 2011 and 2010, respectively. The Company is prohibited from declaring any common stock dividends without the lender’s prior written consent. The credit agreement requires the Company to meet certain financial covenants. The Company was in compliance with these financial covenants at March 31, 2011 and 2010.

In March 2009, the Company executed a Term Loan Agreement with John Deere credit providing for $29,340 in equipment, secured by the equipment financed. The Term Loan has a maturity date of March 25, 2013 and is payable in 48 equal monthly principal payments. The interest rate under this Term Loan is 0%. Imputed interest at a rate of 2% (cash discount offered by seller) has been recorded and will be amortized as interest over the term of the loan. The face value of the term loan is reported in the balance sheet at $15,000 and $22,000, less the unamortized discount of $1,000 and $2,000 at March 31, 2011 and 2010, respectively. Amortization of discount for the years ended March 31, 2011 and 2010 was $500 and $500, respectively.

In January 2010, the Company executed a Term Loan Agreement with John Deere credit providing for $27,217 in equipment, secured by the equipment financed. The Term Loan has a maturity date of December 28, 2012 and is payable in 36 equal monthly principal payments. The interest rate under this Term Loan is 0%. Imputed interest at a rate of 2% (cash discount offered by seller) has been recorded and will be amortized as interest over the term of the loan. The face value of the term loan is reported in the balance sheet at $ 17,000 and $27,000, less the unamortized discount of $1,000 and $1,000 at March 31, 2011 and 2010, respectively. Amortization of discount for the years ended March 31, 2011 and 2010 was $500 and $140, respectively.

In March 2010, the Company executed a capital lease agreement with Thermo Fisher Financial providing for $97,000 in equipment, secured by the equipment financed. The capital lease has a maturity date of March 2013 and is payable in 36 equal monthly payments. The interest rate under this capital lease is 6.6%. The balance under this lease was $67,000 and $97,000 at March 31, 2011 and 2010, respectively.

Future principal payments under the loan agreements and capital lease as of March 31, 2011 are as follows:

Year ending March 31	(in thousands)
2012	$204
2013	210
2014	168
2015	175
Total principal payments	$757

Note 7 Leases

The Company’s principal facility and its corporate headquarters are located at the Natural Energy Laboratory of Hawaii Authority (“NELHA”) at Keahole Point in Kailua-Kona, Hawaii. The property is leased from the State of Hawaii under a 30-year commercial lease expiring in 2025. Under the terms of the existing NELHA lease, the Company could be required to remove improvements at the end of the lease term. Under generally accepted accounting principles in the United States, an entity should recognize the fair value of a liability for an asset retirement obligation in the period in which the retirement obligation is incurred, if a reasonable estimate of fair value can be made. If such an estimate cannot be made in the period the asset retirement obligation is incurred, the liability should be recognized when the fair value can be reasonably estimated. Based on communications with NELHA, we do not believe the projected cost for such removal to be material to the consolidated financial statements, or likely, given historical practices. However, conditions could change in the future. It is not possible to predict such changes or estimate any impact thereof.

The Company leases facilities, equipment and land under operating leases expiring through 2025. The land lease provides for contingent rentals in excess of minimum rental commitments based on a percentage of the Company’s sales. Contingent rental for the years ended March 31, 2011, 2010 and 2009 was $96,000, $81,000 and $13,000, respectively.

Future minimum lease payments under non-cancelable operating leases at March 31, 2011 are as follows:

Year ending March 31	(in thousands)
2012	$215
2013	241
2014	246
2015	249
2016	163
Thereafter	1,443
Total minimum lease payments	$2,557

Rent expense, including contingent rent, under operating leases amounted to $370,000, $337,000 and $249,000 for the years ended March 31, 2011, 2010 and 2009, respectively.

Note 8 Share-Based Compensation

Stock Options

As of March 31, 2011, the Company had the following two shareholder approved stock plans under which shares were available for equity based awards:  The 2005 Stock Option Plan (the “2005 Plan”) wherein 700,000 shares of common stock are reserved for issuance until the Plan terminates on August 21, 2015, and The Independent Director Stock Option and Stock Grant Plan (the “2004 Directors Plan”) wherein 75,000 shares of common stock are reserved for issuance until the plan terminates in 2014.

Under the 2005 Plan, eligible employees and certain independent consultants may be granted options to purchase shares of the Company’s common stock.  The shares issuable under the 2005 Plan will either be shares of the Company’s authorized but previously unissued common stock or shares reacquired by the Company, including shares purchased on the open market.  As of March 31, 2011, there were 142,204 options available for grant under the 2005 Plan.

Under the 2004 Directors Plan, upon election to the Board of Directors, a newly elected non-employee director is granted a ten-year option to purchase 1,000 shares of the Company’s common stock.  Options granted vest and become exercisable six months from the date of grant.  In addition, on the date of each Annual Meeting of Stockholders, each non-employee director continuing in office is automatically issued 875 shares of common stock, non-transferable for nine months following the date of grant.  The 2004 Directors Plan was amended effective March 24, 2010, to increase the number of shares of common stock issued to each non-employee director to 2,000 shares and an additional 2,000 shares to the director serving as Chairman of the Board. As of March 31, 2011, there were 40,123 options available for grant under the 2004 Directors Plan.

The following table presents shares authorized, available for future grant and outstanding under each of the Company’s plans:

	As of March 31, 2011
	Authorized	Available	Outstanding

2005 Plan	700,000	142,204	425,150
2004 Directors Plan	75,000	40,123	—
1994 Plan	—	—	1,500
Total	775,000	182,327	426,650

All stock option grants made under the 2005 Plan and the 2004 Directors Plan were at exercise prices no less than the Company’s closing stock price on the date of grant.  Options under the 2005 Plan and 2004 Directors Plan were determined by the Board of Directors or the Stock Option and Compensation Committee of the Board in accordance with the provisions of the respective plans.  The terms of each option grant include vesting, exercise, and other conditions are set forth in a Stock Option Agreement evidencing each grant.  No option can have a life in excess of ten (10) years.  The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model.  The model requires various assumptions, including a risk-free interest rate, the expected term of the options, the expected stock price volatility over the expected term of the options, and the expected dividend yield.  Compensation expense for employee stock options is recognized ratably over the vesting term.  Compensation expense recognized for options issued under the 2005 Plan was $47,000, $(65,000) and $246,000 for the years ended March 31, 2011, 2010 and 2009, respectively.  The negative compensation expense for fiscal 2010 was due to the forfeiture of 262,112 unvested options at $2.12 per share.  Independent Director compensation expense of $27,000, $20,000 and $7,000 was recognized under the 2004 Directors Plan for the years ended March 31, 2011, 2010 and 2009, respectively.  All stock-based compensation has been classified as General and Administrative expense in the consolidated statement of operations.

A summary of option activity under the Company’s stock plans for the years ended March 31, 2011, 2010 and 2009 is presented below:

Option Activity	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2008	111,447	$3.15	4.9 years	$(176,086)
Granted	443,168	$1.84
Exercised	—	—
Forfeited or Expired	(44,894)	$4.05
Outstanding at March 31, 2009	509,721	$2.11	8.9 years	$38,130
Granted	113,000	$2.08
Exercised	(50)	$1.60
Forfeited or Expired	(289,065)	$2.28
Outstanding at March 31, 2010	333,606	$1.69	8.4 years	$555,281
Granted	230,000	$3.04
Exercised	(132,596)	$1.41
Forfeited or Expired	(4,360)	$2.12
Outstanding at March 31, 2011	426,650	$2.49	8.8 years	$395,693
Exercisable at March 31, 2011	49,610	$1.72	7.2 years	$84,104

The aggregate intrinsic value in the table above is before applicable income taxes and represents the excess amount over the exercise price optionees would have received if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price of $3.42 for such day.  The total intrinsic value of stock options exercised during fiscal years 2011, 2010 and 2009 were $264,000, $128 and $0, respectively.

A summary of the Company’s non-vested options for the year ended March 31, 2011 is presented below:

Nonvested Options	Shares	Weighted Average Grant-Date Fair Value
Nonvested at March 31, 2010	181,955	$.62
Granted	230,000	3.04
Vested	(32,655)	1.40
Forfeited	(2,260)	1.48
Nonvested at March 31, 2011	377,040	$1.87

The weighted average grant-date fair value of stock options granted during fiscal years 2011, 2010 and 2009 were $487,000, $73,000 and $610,000, respectively.  The total grant-date fair values of stock options that vested during fiscal years 2011, 2010 and 2009 were $66,000, $151,000 and $2,000, respectively,

The following table summarizes the weighted average characteristics of outstanding stock options as of March 31, 2011:

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Number of Shares	Remaining Life (Years)	Weighted Average Price	Number of Shares	Weighted Average Price
$ 1.41 - $2.60	195,900	7.7	$1.84	48,860	$1.69
$ 3.04 - $4.40	230,750	9.8	3.04	750	4.20
Total stock options	426,650	8.8	$2.50	49,610	$1.72

The range of fair value assumptions related to options granted during the years ended March 31, 2011, 2010 and 2009 were as follows:

	2011	2010	2009
Exercise Price:	3.04	$2.08	$1.41 - $2.12
Volatility:	80.3%	88.9%	101.9 - 103.6%
Risk Free Rate:	2.35%	3.13%	4.0 - 4.7%
Vesting Period:	1 - 3 years	4 years	1 - 4 years
Forfeiture Rate:	10%	20%	0 - 15%
Expected Life	6 years	6.25 years	5.0 - 6.5 years
Dividend Rate	0%	0%	0%

As of March 31, 2011, total unrecognized stock-based compensation expense related to all unvested stock options was $449,000, which is expected to be expensed over a weighted average period of 1.7 years.

Warrant

At March 31, 2011 and 2010, the Company had a single warrant outstanding which allows the warrant holder rights to acquire 5,000 shares of the Company’s common stock.  The warrant was valued at the date of grant and was amortized as premium, but was subsequently deemed to have no value as a result of a reverse split which occurred in a prior year.  Accordingly, no expense was recognized in the years ended March 31, 2011, 2010 or 2009.  The warrant expired in April 2011 and had an exercise price of $10.20 per share.

Note 9 Earnings Per Share

Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the potentially dilutive effect of outstanding stock options and warrants using the treasury stock method.

Reconciliations between the numerator and the denominator of the basic and diluted earnings per share computations for the years ended March 31, 2011, 2010 and 2009 are as follows:

	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except per share amounts)
Year ended March 31, 2011:
Basic income per share	$1,730	5,353	$.32
Effective dilutive securities—
Common stock options	—	60	—
Diluted income per share	$1,730	5,413	$.32
Year ended March 31, 2010:
Basic income per share	$1,391	5,251	$0.26
Effective dilutive securities—
Common stock options	—	95	—
Diluted income per share	$1,391	5,346	$0.26
Year ended March 31, 2009:
Basic and diluted loss per share	$1,142	5,244	$0.22
Effective dilutive securities—
Common stock options	—	4	—
Diluted income per share	$1,142	5,248	$0.22

Diluted earnings per share does not include the impact of common stock options totaling 9,000, 8,000 and 384,000 for the fiscal years ending March 31, 2011, 2010 and 2009, respectively, as the effect of their inclusion would be anti-dilutive.

Note 10 Profit Sharing Plan and 401k Plan

The Company sponsors a profit sharing plan for all employees not covered under a separate management incentive plan. Under the profit sharing plan, a percentage determined by the Board of Directors of pre-tax profits on a quarterly basis may be allocated to non-management employees at management’s discretion. The profit sharing bonus may be distributed all in cash on an after-tax basis or distributed half in cash (on an after-tax basis) and the remainder deposited in an employee’s 401(k) account on a pre-tax basis. Employees may also make voluntary pre-tax contributions to their 401(k) accounts. Compensation expense under this plan was approximately $62,000, $92,000 and $48,000 for the fiscal years ended March 31, 2011, 2010 and 2009, respectively. Additionally, the Company makes a retirement contribution to all employees individual 401(k) accounts equal to two percent of each employee’s base pay for each bi-weekly pay period on a pre-tax basis.  Retirement expense under this plan was approximately $62,000, $66,000 and $16,000 for fiscal years ended March 31, 2011, 2010 and 2009, respectively.

Note 11 Major Customers and Geographic Information

Net sales by product line for the years 2011, 2010 and 2009 are as follows:

	2011	2010	2009
	(in thousands)
Net sales:
Spirulina products	$8,387	$7,744	$6,835
Natural astaxanthin products
BioAstin	8,418	7,978	7,093
Other products	22	20	22
	$16,827	$15,742	$13,950

The Company has two major European customers. Sales to a single spirulina customer were approximately $1,037,000, or 6% of our total net sales for the year ended March 31, 2011. Sales to this customer for fiscal 2010 and 2009 were $1,027,000 (7% of net sales) and $1,521,000 (11% of net sales), respectively. Sales to a single astaxanthin customer were approximately $1,064,000 or 7% of sales for the year ended March 31, 2011. Sales to this customer were $784,000 (5% of net sales) and $1,806,000 (13% of net sales), for the fiscal years 2010 and 2009, respectively. The Company has one major US customer, astaxanthin sales to this customer for the year ended March 31, 2011 were approximately $780,000 or 5% of our total net sales. Sales to this customer were approximately $1,653,000 (10% of net sales) and $821,000 (6% of net sales), for the fiscal years 2010 and 2009, respectively.

The following table presents sales for the years 2011, 2010 and 2009 by geographic region:

	2011		2010		2009
	(dollars in thousands)
Net sales(1):
United States	$9,809	58%	$9,028	57%	$7,367	53%
Germany	1,192	7%	1,601	10%	2,029	14%
The Netherlands	1,118	7%	1,033	7%	1,527	11%
Other	4,708	28%	4,080	26%	3,027	22%
	$16,827	100%	$15,742	100%	$13,950	100%

(1)           Net sales are attributed to countries based on location of customer.

Note 12 Income Taxes

Income tax benefit (expense) for the years ended March 31, 2011, 2010 and 2009 consisted of:

	2011	2010	2009
	(in thousands)
Current:
Federal	$17	$(22)	$(20)
State	(2)	(2)	(2)
Total current	15	(24)	(22)
Deferred:
Federal	492	—	—
State	60	—	—
Total deferred	552	—	—
Income tax benefit (expense)	$567	$(24)	$(22)

The following table reconciles the amount of income taxes computed at the federal statutory rate of 34%, for all periods presented, to the amount reflected in the Company’s consolidated statements of operations for the years ended March 31, 2011, 2010 and 2009:

	2011	2010	2009
	(in thousands)
Tax provision at federal statutory income tax rate	$(395)	$(480)	$(396)
State income taxes benefit (expense), net of federal income tax effect	38	(105)	(47)
Decrease in valuation allowance for utilization of deferred tax assets	357	530	511
Reduction in valuation allowance	552	—	—
Stock based compensation	16	22	(85)
Other, net	(1)	9	(5)
Income tax benefit (expense)	$567	$(24)	$(22)

The tax effects of temporary differences related to various assets, liabilities and carry forwards that give rise to deferred tax assets and deferred tax liabilities as of March 31, 2011 and 2010 are as follows:

	2011	2010
	(in thousands)
Deferred tax assets:
Net operating loss carry forwards	$5,870	$5,614
Depreciation and amortization	—	787
Inventory differences	97	590
Tax credit carry forwards	101	174
Other	71	119
Gross deferred tax assets	6,139	7,284
Less valuation allowance	(4,986)	(7,284)
Net deferred tax assets	1,153	—
Deferred tax liability: Depreciation and amortization	(601)	—
Net deferred tax assets	$552	$—

In assessing the valuation allowance for deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which net deferred tax assets are deductible, management believes it is more likely than not the Company will realize a portion of its gross deferred tax assets, and has retained a valuation allowance for the deferred tax assets not likely to be realized. The amount of the deferred tax assets considered realizable, however, could change in the near term if estimates of future taxable income during the carry forward period change.

At March 31, 2011, the Company has net operating loss carry forwards and tax credit carry forwards available to offset future federal income tax as follows (in thousands):

Expires March 31,	Net Operating Losses	Research and Experimentation Tax Credits
2012	—	9
2019	2,217	—
2020	2,051	7
2021	1,727	2
2022	3,161	—
2023	1,863	—
2026	159	—
2027	2,665	—
2028	1,612	—
2031	541	—
	$15,996	$18

In addition, at March 31, 2011, the Company has alternative minimum tax credit carry forwards of approximately $83,000 available to reduce future federal regular income taxes over an indefinite period.

At March 31, 2011, the Company has state tax net operating loss carry forwards of $10,768,000 which expire in March 31, 2016 through 2031, available to offset future Hawaii and California state taxable income.

The following represents the open tax years and jurisdictions that the Company used in its evaluation of tax positions:

Open tax years ending March 31,	Jurisdiction
2008 through 2011	U.S. federal
2008 through 2011	State of Hawaii
2007through 2011	State of California

Note 13 Selected Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter(2)	Fourth Quarter (1)(2)(3)	Year
	(in thousands, except per share data)
2011
Net sales	$3,856	$3,834	$3,919	$5,218	$16,827
Gross profit	1,659	1,652	1,232	1,798	6,341
Net income	399	526	10	795	1,730
Net income per share—
Basic	0.08	0.10	0.00	.15	.32
Diluted	0.07	0.10	0.00	.14	.32
2010
Net sales	$4,021	$3,925	$3,982	$3,814	$15,742
Gross profit	1,733	1,762	1,750	1,387	6,633
Net income (loss)	413	599	605	(226)	1,391
Net income (loss) per share—
Basic	0.08	0.11	0.12	(0.04)	0.26
Diluted	0.08	0.11	.011	(0.04)	0.26

(1)           The fourth quarter of 2010 includes costs associated with separation of the Company’s CEO and disposal of equipment and leasehold improvements which decreased net income by $154,000 and $155,000 respectively.

(2)           The third and fourth quarters of 2011 include abnormal production costs and non inventoriable fixed costs totaling $360,000 and $150,000, respectively.

(3)           The fourth quarter of 2011 includes the tax benefit of $552,000 due to reduction in valuation allowance of deferred tax assets.

Item 9A.  Controls and Procedures

Disclosure controls and procedures are processes and procedures that are designed to ensure that information required to be disclosed by the company is recorded, processed, summarized and reported, within the time periods as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As of the year ended March 31, 2011, management conducted an evaluation (under the supervision and with the participation of the chief executive officer and the chief financial officer), pursuant to Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act, of the effectiveness of the company’s disclosure controls and procedures. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2011.

A material weakness in internal control over financial reporting (as defined in Auditing Standard No. 5 of the Public Company Accounting Oversight Board) is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected by the entity’s internal control.

As noted in prior years’ Form 10-K, errors were identified in the calculations and applications of certain accounting practices relative to the carrying value of inventory. Throughout the years subsequent to the identification of the material weakness, management has continuously added measures to improve and evaluate the effectiveness of controls over financial reporting. These measures include:  upgrades and improvements to the Company’s resource management system; automation of manual functions within the resource management system, through the use of interfacing add-on applications and through software application that manage critical data independently; subscription to an online knowledgebase to provide the latest updates and checklists of accounting and reporting standards; additional accounting personnel and system training. Based on these measures, management believes systems and procedures are in place to reasonably ensure accurate financial data. However, we continue to rely on a highly manual process involving a number of spreadsheets used in the valuation of inventory, and we have been unable to completely remediate the internal control deficiencies noted in the past.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’ report was not subject to attestation by our registered public accounting firm pursuant to a permanent exemption from the internal control audit requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002.

Changes in Internal Control over Financial Reporting.

In order to address the material weakness identified in the prior years, we have continued to make changes in our internal controls over financial reporting throughout the fiscal year ended March 31, 2011. These changes, designed to improve our internal controls and procedures, relate to proper accounting for inventory costs in accordance with GAAP and with internal control over financial reporting. However, our agricultural production processes are susceptible to adverse weather conditions and environmental influences that can impact the results on a period to period basis.  Accordingly, judgments and separate manual analyses are required to properly allocate costs to inventory and will likely continue to be required.  Due to the knowledge and experience of our personal, we believe systems and procedures are in place to reasonably ensure accurate financial data.

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

Item 9B.  Other Information

Not applicable

PART III

Item 10.  Directors, Executive Officers of the Registrant and Corporate Governance

Information with respect to Directors may be found under captions “Proposal One: Election of Directors,” “Board Meetings and Committees,” “Director Compensation,” “Security Ownership of Certain Beneficial Owners and Management: and “Compliance with Section 16(a) of the Exchange Act” contained in Cyanotech’s definitive 2011 proxy Statement. Information on Executive Officers may be found under the caption “Executive Officers” contained in Cyanotech’s definitive 2010 Proxy Statement.

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

Item 11.  Executive Compensation

The information required by this Item is incorporated herein by reference from the sections captioned “Executive Compensation and Other Information,” “Equity Compensation Plan Information,” “Option Grants in Last Fiscal Year,” “Aggregated Options Exercises in Last Fiscal Year and Fiscal Year-End Option Values,” and “Stockholder Return Performance Graph” contained in Cyanotech’s definitive 2010 Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The security ownership information required by this Item is incorporated herein by reference from the sections captioned “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” contained in Cyanotech’s definitive 2011 Proxy Statement.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference from the sections captioned “Related Party Transactions” contained in Cyanotech’s definitive 2011 Proxy Statement.

Item 14.  Principal Accountant Fees and Services

Information concerning principal accountant fees and services appears under the heading “Independent Registered Public Accounting Firm’s Fees” in Cyanotech’s definitive 2011 Proxy Statement.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)                                  Financial Statements and Schedules

•	The following Financial Statements of Cyanotech Corporation and subsidiaries and the Report of Independent Registered Public Accounting Firm are included in Item 8 of this report:
	Report of Independent Registered Public Accounting Firm	24
	Consolidated Balance Sheets as of March 31, 2011 and 2010	25
	Consolidated Statements of Operations for the years ended March 31, 2011, 2010 and 2009	26
	Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended March 31, 2011, 2010 and 2009	27
	Consolidated Statements of Cash Flows for the years ended March 31, 2011, 2010 and 2009	28
	Notes to Consolidated Financial Statements	29

•	The following financial statement schedule is included in this report on the pages indicated below:
	Schedule II—Valuation and Qualifying Accounts	45

Financial statement schedules not listed above have been omitted since they are either not required, not applicable or the information is included in the consolidated financial statements or notes thereto.

(b)                                 Exhibit Listing

Exhibit Number	Document Description
3.1

Amended and Restated Articles of Incorporation (Incorporated by reference from Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A for the 2010 Annual Meeting of Stockholders filed on July 23, 2010, File No. 0-14602).

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to the Company’s Report on Form 8-K filed January 13, 2010, File No. 0-14602)
4.1	Specimen Common Stock (Incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2007, File No. 0-14602)
4.2

Term Loan Agreement dated February 20, 2008 between the Company and B&I Lending, LLC. (Incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10K for the year ended March 31, 2008, File No. 0-14602)

10.1

Sub-Lease Agreement between the Company and Natural Energy Laboratory of Hawaii Authority dated December 29, 1995 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 1995, File No. 0-14602)

10.2	2005 Stock Option Plan for Cyanotech Corporation dated August 22, 2005, incorporated by reference to Exhibit A of the Company’s definitive Proxy Statement filed July 14, 2005, File No. 0-14602
10.3

2004 Independent Director Stock Option and Restricted Stock Grant Plan for Cyanotech Corporation dated August 16, 2004 (Incorporated by reference as Exhibit D to the Company’s definitive Proxy Statement filed July 2, 2004, File No. 0-14602)

10.4	Letter Agreement with Chief Executive Officer dated November 5, 2010 (Incorporated by reference as Exhibit 10.1 to the Company’s Report on Form 8-K filed on November 9, 2010, File No. 0-14602)
14.1

Amended Code of Ethics for Chief Executive Officer and Senior Financial Officers, which is included in the Code of Conduct and Ethics. (Incorporated by reference to Exhibit 99.2 to the Company’s Report on Form 8-K filed on December 19, 2005, and by reference and attachment to the Company’s Internet address www.cyanotech.com.)

21.1*	Subsidiaries of the Company
23.1*	Consent of Independent Registered Public Accounting Firm signed June 23, 2011—Grant Thornton LLP
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of June 23, 2011
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of June 23 2011.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed as of June 23, 2011.

*                                         Included herewith. Other exhibits were filed as shown above.

Schedule II

Cyanotech Corporation and Subsidiaries

Valuation and Qualifying Accounts

Years Ended March 31, 2011, 2010 and 2009

(In Thousands)

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expense	Charged to Other Accounts	Deductions	Balance at End of Year
Allowance for Doubtful Accounts:
2011	$10	48	—	—	$58
2010	14	(4)	—	—	10
2009	23	(9)	—	—	14
Inventory Reserve
2011	$54	190	—	96	$148
2010	—	126	—	72	54
2009	—	—	—	—	—

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23rd day of June, 2011

CYANOTECH CORPORATION

By:	/s/ Brent D. Bailey
Brent D. Bailey
President and Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Brent D. Bailey	President and Chief Executive Officer and Director	June 23, 2011
Brent D. Bailey

/s/ Deanna L. Spooner	Chief Financial Officer, Vice President—Finance and Administration,	June 23, 2011
Deanna L. Spooner	Secretary and Treasurer (Principal Financial and Accounting Officer)

/s/ Michael A. Davis	Chairman of the Board	June 23, 2011
Michael A. Davis

/s/ Ralph K. Carlton	Director	June 23, 2011
Ralph K. Carlton

/s/ Thomas F. Chen	Director	June 23, 2011
Thomas F. Chen

/s/ Gerald R. Cysewski, PH.D.	Director, Executive Vice President and Chief Scientific Officer	June 23, 2011
Gerald R. Cysewski

/s/ David I. Rosenthal	Director	June 23, 2011
David I. Rosenthal

/s/ John T. Waldron	Director	June 23, 2011
John T. Waldron

(b)                                 Exhibit Listing

Exhibit Number	Document Description
3.1

Amended and Restated Articles of Incorporation (Incorporated by reference from Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A for the 2010 Annual Meeting of Stockholders filed on July 23, 2010, File No. 0-14602).

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to the Company’s Report on Form 8-K filed January 13, 2010, File No. 0-14602)
4.1	Specimen Common Stock (Incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2007, File No. 0-14602)
4.2

Term Loan Agreement dated February 20, 2008 between the Company and B&I Lending, LLC. (Incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10K for the year ended March 31, 2008, File No. 0-14602)

10.1

Sub-Lease Agreement between the Company and Natural Energy Laboratory of Hawaii Authority dated December 29, 1995 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 1995, File No. 0-14602)

10.2	2005 Stock Option Plan for Cyanotech Corporation dated August 22, 2005, incorporated by reference to Exhibit A of the Company’s definitive Proxy Statement filed July 14, 2005, File No. 0-14602
10.3

2004 Independent Director Stock Option and Restricted Stock Grant Plan for Cyanotech Corporation dated August 16, 2004 (Incorporated by reference as Exhibit D to the Company’s definitive Proxy Statement filed July 2, 2004, File No. 0-14602)

10.4	Letter Agreement with Chief Executive Officer dated November 5, 2010 (Incorporated by reference as Exhibit 10.1 to the Company’s Report on Form 8-K filed on November 9, 2010, File No. 0-14602)
14.1

Amended Code of Ethics for Chief Executive Officer and Senior Financial Officers, which is included in the Code of Conduct and Ethics. (Incorporated by reference to Exhibit 99.2 to the Company’s Report on Form 8-K filed on December 19, 2005, and by reference and attachment to the Company’s Internet address www.cyanotech.com.)

21.1*	Subsidiaries of the Company
23.1*	Consent of Independent Registered Public Accounting Firm signed June 23, 2011—Grant Thornton LLP
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of June 23, 2011
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of June 23 2011.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed as of June 23, 2011.

*                                         Included herewith. Other exhibits were filed as shown above.