Form 10-Q
period 2011-06-30
CYANOTECH CORP
filed 2011-08-11
CIK 768408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended  June 30, 2011

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Number of common shares outstanding as of August 11, 2011:

Title of Class	Shares Outstanding
Common stock - $0.02 par value	5,395,168

CYANOTECH CORPORATION

FORM 10-Q

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

CYANOTECH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except par value and number of shares)

(Unaudited)

	June 30, 2011	March 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$3,109	$2,062
Accounts receivable, net of allowance for doubtful accounts of $58 at June 30, 2011 and March 31, 2011	2,762	2,641
Inventories, net	2,809	3,627
Deferred tax assets	17	17
Prepaid expenses and other assets	147	134
Total current assets	8,844	8,481

Equipment and leasehold improvements, net	4,649	4,557
Deferred tax assets	535	535
Other assets	279	287
Total assets	$14,307	$13,860

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$217	$204
Customer deposits	97	115
Accounts payable	981	1,054
Accrued expenses	834	823
Total current liabilities	2,129	2,196

Long-term debt, excluding current maturities	531	553
Total liabilities	2,660	2,749

Commitments and contingencies

Stockholders’ equity:
Common stock of $0.02 par value, shares authorized 7,500,000; 5,395,168 shares issued and outstanding at June 30, 2011 and 5,395,168 at March 31, 2011	108	108
Additional paid-in capital	27,853	27,803
Accumulated deficit	(16,314)	(16,800)
Total stockholders’ equity	11,647	11,111

Total liabilities and stockholders’ equity	$14,307	$13,860

See accompanying Notes to Condensed Consolidated Financial Statements.

CYANOTECH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,
	2011	2010

NET SALES	$5,950	$3,856
COST OF SALES	3,846	2,197
Gross Profit	2,104	1,659

OPERATING EXPENSES:
General and administrative	948	763
Sales and marketing	567	383
Research and development	71	84
Loss on disposal of equipment and leasehold improvements	2	—
Total operating expenses	1,588	1,230

Income from operations	516	429

Interest expense, net	(14)	(20)

Income before income taxes	502	409

PROVISION FOR INCOME TAXES	16	10

NET INCOME	$486	$399

NET INCOME PER SHARE:
Basic	$0.09	$0.08
Diluted	$0.09	$0.07

SHARES USED IN CALCULATION OF NET INCOME PER SHARE:
Basic	5,395	5,253
Diluted	5,460	5,321

See accompanying Notes to Condensed Consolidated Financial Statements.

CYANOTECH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)
(Unaudited)

	Three Months Ended June 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$486	$399
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of equipment and leasehold improvements	2	—
Depreciation and amortization	164	145
Amortization of debt issue costs and other assets	12	6
Share based compensation expense	50	8
Net (increase) decrease in assets:
Accounts receivable	(121)	(124)
Inventories	818	(244)
Prepaid expenses and other assets	(17)	(7)
Net increase (decrease) in liabilities:
Customer deposits	(18)	37
Accounts payable	(73)	(242)
Accrued expenses	11	145
Net cash provided by operating activities	1,314	123

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in equipment and leasehold improvements	(260)	(194)
Proceeds from return of restricted cash	—	250
Net cash (used in) provided by investing activities	(260)	56

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from new long term debt, net of costs	43	—
Principal payments on long-term debt	(50)	(128)
Net cash used in financing activities	(7)	(128)

Net increase in cash and cash equivalents	1,047	51

Cash and cash equivalents at beginning of period	2,062	817

Cash and cash equivalents at end of period	$3,109	$868

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$10	$17
Income taxes	$2	$7

See accompanying Notes to Condensed Consolidated Financial Statements.

CYANOTECH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2011
(Unaudited)

1.                                      BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information pursuant to the instructions to Form 10-Q and Regulation S-X.  These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, and Condensed Consolidated Statements of Cash Flows for the periods presented in accordance with GAAP. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The condensed consolidated balance sheet as of March 31, 2011 was derived from the audited financial statements. These condensed consolidated financial statements and notes should be read in conjunction with the Company’s consolidated financial statements for the year ended March 31, 2011, contained in the Company’s report on Form 10-K as filed on June 23, 2011.

The accompanying condensed consolidated financial statements include the accounts of Cyanotech Corporation and its wholly owned subsidiary, Nutrex Hawaii, Inc. (“Nutrex Hawaii” or “Nutrex”). All significant intercompany balances and transactions have been eliminated in consolidation.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the balance sheet date and the reported amounts of revenues and expenses during the periods reported.  Management reviews these estimates and assumptions periodically and reflects the effect of revisions in the period that they are determined to be necessary.  Actual results could differ from those estimates and assumptions.

2.                                      INVENTORIES, NET

Inventories are stated at the lower of cost (which approximates first-in, first-out) or market. Market is defined as sales price less cost to dispose and a normal profit margin.  Inventories consist of the following:

	June 30, 2011	March 31, 2011
	(in thousands)
Raw materials	$519	$336
Work in process	276	339
Finished goods(1)	1,819	2,787
Supplies	195	165
	$2,809	$3,627

(1)          Net of reserve for obsolescence of $103,000 and $148,000, at June 30, 2011 and March 31, 2011, respectively.

The Company recognizes abnormal production costs, including fixed cost variances from normal production capacity, as an expense in the period incurred. Approximately $198,000 of abnormal production costs were charged to cost of sales for the quarter ended June 30, 2011.  No fixed production related costs were charged to cost of sales for the quarter ended June 30, 2010.

3.                                      EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

Equipment and leasehold improvements are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives for equipment and furniture and fixtures, or the shorter of the land lease term or estimated useful lives for leasehold improvements as follows:

Equipment	3 to 10 years
Furniture and fixtures	7 years
Leasehold improvements	10 to 20 years

Equipment and leasehold improvements consist of the following:

	June 30, 2011	March 31, 2011
	(in thousands)
Equipment(1)	$6,936	$6,801
Leasehold improvements	7,371	7,367
Furniture and fixtures	108	95
	14,415	14,263
Less accumulated depreciation and amortization	(9,975)	(9,817)
Construction-in-progress	209	111
Equipment and leasehold improvements, net	$4,649	$4,557

(1)          Includes $97,000 of equipment under capital lease with accumulated amortization of $24,000 and $19,000 at June 30, 2011 and March 31, 2011, respectively.

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amount to forecasted undiscounted future cash flows expected to be generated by the asset. If the carrying amount exceeds its estimated future cash flows, then an impairment charge is recognized to the extent that the carrying amount exceeds the asset’s fair value. Management has determined no asset impairment existed as of June 30, 2011. The Company recognized a loss on disposal of equipment in the amount of $2,000 for the three months ended June 30, 2011.  There was no disposal of assets for the three months ended June 30, 2010.

4.             ACCRUED EXPENSES

Accrued expenses consist of the following:

	June 30, 2011	March 31, 2011
	(in thousands)
Wages, commissions	$257	$426
Bonuses	87	100
Customer rebates	202	173
Other accrued expenses	288	124
	$834	$823

5.             LINE OF CREDIT

The Company has a line of credit agreement with First Hawaiian Bank in the amount of $350,000 with a maturity date of April 1, 2012.  The obligation is secured by the Company’s U.S. accounts receivable and bears a variable interest rate based on prime (3.25% at June 30, 2011) plus 2%. There was no outstanding balance as of June 30, 2011 and March 31, 2011, respectively. The credit agreement requires the Company to meet certain financial covenants. The Company was in compliance with these financial covenants at June 30, 2011.

6.                                      LONG-TERM DEBT

Long-term debt consists of the following:

	June 30, 2011	March 31, 2011
	(in thousands)
Term loans	$748	$757
Less current maturities	(217)	(204)
Long-term debt, excluding current maturities	$531	$553

Term Loan Agreements

In February 2008, the Company executed a Term Loan Agreement with a lender providing for $1.1 million in aggregate credit facilities, secured by the Company’s assets. The Term Loan has a maturity date of March 1, 2015 and is payable in 84 equal monthly principal payments plus interest. The interest rate under the Term Loan, in the absence of a default under the agreement, is the prime rate in effect as of the close of business on the first day of each calendar quarter, plus 1%. As of June 30, 2011, the prime rate was 3.25%. The balance under this loan was $622,000 and $660,000 at June 30, 2011 and March 31, 2011, respectively. The Company is prohibited from declaring any common stock dividends without the lender’s prior written consent.

In March 2009, the Company executed a Term Loan Agreement with John Deere credit providing for $29,000 in equipment, secured by the equipment financed. The Term Loan has a maturity date of March 25, 2013 and is payable in 48 equal monthly principal payments. The interest rate under this Term Loan is 0%.  Imputed interest at a rate of 2% (cash discount offered by seller) has been recorded and will be amortized as interest over the term of the loan. The face value of the term loan is reported in the balance sheets at $13,000, less the unamortized discount of $1,000 at June 30, 2011 and $15,000, less the unamortized discount of $1,000 at March 31, 2011.

In January 2010, the Company executed a Term Loan Agreement with John Deere credit providing for $27,000 in equipment, secured by the equipment financed. The Term Loan has a maturity date of December 28, 2012 and is payable in 36 equal monthly principal payments. The interest rate under this Term Loan is 0%. Imputed interest at a rate of 2% (cash discount offered by seller) has been recorded and will be amortized as interest over the term of the loan. The face value of the term loan is reported in the balance sheets at $15,000, less the unamortized discount of $1,000 at June 30, 2011 and $17,000, less the unamortized discount of $1,000 at March 31, 2011.

In June 2011, the Company executed a Term Loan Agreement with John Deere credit providing for $43,000 in equipment, secured by the equipment financed. The Term Loan has a maturity date of May 25, 2015 and is payable in 48 equal monthly principal payments. The interest rate under this Term Loan is 0%. Imputed interest at a rate of 2% (cash discount offered by seller) has been recorded and will be amortized as interest over the term of the loan. The face value of the term loan is reported in the balance sheets at $43,000, less the unamortized discount of $2,000 at June 30, 2011.

Capital Lease

In March 2010, the Company executed a capital lease agreement with Thermo Fisher Financial providing for $97,000 in equipment, secured by the equipment financed. The capital lease has a maturity date of March 2013 and is payable in 36 equal monthly payments. The interest rate under this capital lease is 6.6%. The balance under this lease was $59,000 at June 30, 2011 and $67,000 at March 31, 2011.

Future principal payments under the term loan and capital lease agreements as of June 30, 2011 are as follows:

Payments Due	(in thousands)
Next 12 Months	$217
Year 2	210
Year 3	181
Year 4	140
Total principal payments	$748

7.                                      LEASES

The Company leases facilities, equipment and land under operating leases expiring between 2011 and 2025.  The land lease provides for contingent rental in excess of minimum rental commitments based on a percentage of the Company’s sales. Management has accrued for the estimated contingent rent as of June 30, 2011.

Future minimum lease payments under all non-cancelable operating leases at June 30, 2011 are as follows:

Payments Due	(in thousands)
Next 12 Months	$230
Year 2	244
Year 3	247
Year 4	247
Year 5	148
Thereafter	1,406
Total minimum lease payments	$2,522

8.                                      SHARE-BASED COMPENSATION

The Company accounts for transactions under share-based payment arrangements with employees based on fair value. Liability-classified awards are remeasured to fair value at each balance sheet date until the award is settled. The Company currently has no liability-classified awards.  Equity-classified awards, including grants of employee stock options, are measured at the grant-date fair value of the award and are not subsequently remeasured unless an award is modified.  The cost of share-based awards is recognized in the income statement over the period during which an employee is required to provide the service in exchange for the award, or the vesting period. All of the Company’s stock options are service-based awards, and because the Company’s stock options are “plain vanilla,” as defined by the U. S. Securities and Exchange Commission in Staff Accounting Bulletin No. 107, they are reflected only in Stockholders’ Equity and Compensation Expense accounts.

Stock Options

As of June 30, 2011, the Company had the following two shareholder approved plans under which shares were available for equity based awards: The 2005 Stock Option Plan (the “2005 Plan”) wherein 700,000 shares of common stock are reserved for issuance until the Plan terminates on August 21, 2015, and; The Independent Director Stock Option and Stock Grant Plan (the “2004 Directors Plan”) wherein 75,000 shares of common stock are reserved for issuance until the plan terminates in 2014.

Under the 2005 Plan, eligible employees and certain independent consultants may be granted options to purchase shares of the Company’s common stock. The shares issuable under the 2005 Plan will either be shares of the Company’s authorized but previously unissued common stock or shares reacquired by the Company, including shares purchased on the open market.  As of June 30, 2011, there were 142,994 options available for grant under the 2005 Plan.

Under the 2004 Directors Plan, upon election to the Board of Directors at the annual stockholders meeting, a newly elected non-employee director will be granted a ten-year option to purchase 2,000 shares of the Company’s common stock and an additional 2,000 shares to the director serving as Chairman of the Board. Options granted vest and become exercisable six months from the date of grant.  In addition, on the date of each Annual Meeting of Stockholders, each non-employee director continuing in office is automatically issued 875 shares of common stock, non-transferable for nine months following the date of grant. As of June 30, 2011, there were 38,123 options available for grant under the 2004 Directors Plan.

The following table presents shares authorized, available for future grant and outstanding under each of the Company’s plans:

	As of June 30, 2011
	Authorized	Available	Outstanding

2005 Plan	700,000	142,994	424,360
2004 Directors Plan	75,000	38,123	—
1994 Plan	—	—	1,500
Total	775,000	181,117	425,860

All stock option grants made under the 2005 Plan and the 2004 Directors Plan were at exercise prices no less than the Company’s closing common stock price on the date of grant. Options under the 2005 Plan and 2004 Directors Plan were determined by the Board of Directors or the Stock Option and Compensation Committee of the Board in accordance with the provisions of the respective plans.  The terms of each option grant include vesting, exercise, and other conditions are set forth in a Stock Option Agreement evidencing each grant. No option can have a life in excess of ten (10) years.  The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model. The model requires various assumptions, including a risk-free interest rate, the expected term of the options, the expected stock price volatility over the expected term of the options, and the expected dividend yield. Compensation expense for employee stock options is recognized ratably over the vesting term. Compensation expense recognized for options issued under the 2005 Plan was $50,000 and $8,000 for the three months ended June 30, 2011 and 2010, respectively. No compensation expense was recognized under the 2004 Directors Plan for the three months ended June 30, 2011 and 2010, respectively. All share-based compensation has been classified as General and Administrative expense.

A summary of option activity under the Company’s stock plans for the three months ended June 30, 2011 is presented below:

Option Activity	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2011	426,650	$2.49	8.8 years	$395,693
Granted	800	3.64	—	—
Exercised	—	$—	—	—
Forfeited or expired	(1,590)	$1.95	—	—
Outstanding at June 30, 2011	425,860	$2.50	8.6 years	$487,284
Exercisable at June 30, 2011	71,710	$1.85	7.3 years	$128,666

The aggregate intrinsic value in the table above is before applicable income taxes and represents the excess amount over the exercise price optionees would have received if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price of $3.64 for such day.

A summary of the Company’s non-vested options for the three months ended June 30, 2011 is presented below:

Nonvested Options	Shares	Weighted Average Grant-Date Fair Value
Nonvested at March 31, 2011	377,040	$1.87
Granted	800.41
Vested	(22,100)	.64
Forfeited or expired	(1,590)	.59
Nonvested at June 30, 2011	354,150	$1.60

The following table summarizes the weighted average characteristics of outstanding stock options as of June 30, 2011:

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Number of Shares	Remaining Life (Years)	Weighted Average Price	Number of Shares	Weighted Average Price
$ 1.41 - $2.60	194,310	7.5	$1.84	70,160	$1.81
$ 3.04 - $4.40	231,550	9.5	3.05	1,550	3.91
Total stock options	425,860	8.6	$2.50	71,710	$1.85

There were 800 stock options granted during the three months ended June 30, 2011. No stock options were granted during the three months ended June 30, 2010. The value assumptions related to options granted during the three months ended June 30, 2011 were as follows:

2011
Exercise Price:	$3.64
Volatility:	56.18%
Risk Free Rate:	.19%
Vesting Period:	0 years
Forfeiture Rate:	5.54%
Expected Life	.25 years
Dividend Rate	0%

As of June 30, 2011, total unrecognized share-based compensation expense related to all unvested stock options was $409,000, which is expected to be expensed over a weighted average period of 2.4 years.

On July 1, 2011, 131,200 stock options were granted under the 2005 Plan.

Warrant

At June 30, 2011 the Company had no warrants outstanding. At June 30, 2010, the Company had a single warrant outstanding which allowed the warrant holder rights to acquire 5,000 shares of the Company’s common stock.  The warrant was valued at the date of grant and was amortized as premium, but was subsequently deemed to have no value as a result of a reverse split which occurred in a prior year.  Accordingly, no expense was recognized in the quarters ended June 30, 2011 or 2010.  The warrant expired in April 2011.

9.                                    INCOME TAXES

Income taxes are provided on the pretax income in the consolidated financial statements. The tax provision is based on the current quarter activity of the legal entities and jurisdictions in which the Company operates. Tax credits, such as Hawaii capital goods excise tax credits, are recognized as a reduction to income taxes in the year the credits are earned.  Accordingly, the effective tax rate may vary from the customary relationship between income tax expense (benefit) and pretax income.  The effective tax rate for the three months ended June 30, 2011 differs from the statutory rate due to utilization of net operating loss carryforwards that have been fully reserved due to the Company’s inconsistent taxable income in recent years and uncertainty about taxable income in future years.

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

As of June 30, 2011, there was no significant liability for income tax associated with unrecognized tax benefits. The Company recognizes accrued interest related to unrecognized tax benefits as well as any related penalties in interest income or expense in its consolidated condensed statements of operations, which is consistent with the recognition of these items in prior reporting periods.

With few exceptions, the Company is no longer subject to U.S. federal, state, local, and non-U.S. income tax examination by tax authorities for tax years before 2003.

10.                             EARNINGS PER SHARE

Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding.  Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the potentially dilutive effect of outstanding stock options using the “treasury stock” method.

Reconciliations between the numerator and the denominator of the basic and diluted earnings per share computations for the three months ended June 30, 2011 and 2010 are as follows:

	Three Months Ended June 30, 2011
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands)
Basic income per share	$486	5,395	$0.09
Effect of dilutive securities—Common stock options	—	65	—
Diluted income per share	$486	5,460	$0.09

	Three Months Ended June 30, 2010
	Net Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands)
Basic income per share	$399	5,253	$0.08
Effect of dilutive securities — Common stock options	—	68	(.01)
Diluted income per share	$399	5,321	$0.07

Diluted earnings per share does not include the impact of common stock options totaling 231,550 and 108,500 for the three months ended June 30, 2011 and 2010, respectively, as the effect of their inclusion would be anti-dilutive.

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

Overview

Comparisons of selected consolidated statements of operations data as reported herein follow for the periods indicated (dollars in thousands):

	Three Months Ended
	June 30, 2011	June 30, 2010	Change

Net sales:
Spirulina products	$2,198	$1,954	12%
Natural astaxanthin products	3,750	1,900	97%
Other products	2	2	0%
Total sales, all products	$5,950	$3,856	54%

Gross profit	$2,104	$1,659	27%
Income from operations	$516	$429	20%
Net income	$486	$399	22%

Spirulina sales increased 12% over the first quarter of fiscal year 2011, primarily due to an increase of $223,000 (or 35%) in packaged spirulina sales. Bulk spirulina sales increased by $21,000 (or 2%) over the comparable period in the prior year.

Natural astaxanthin sales increased 97% over the first quarter of fiscal year 2011, primarily due to an increase of $1,337,000 (or 94%) in bulk astaxanthin products. Packaged astaxanthin sales increased $513,000 (or 108%) over the comparable period in the prior year.

The significant increases in packaged product sales are attributed to the Company’s focus on expanding its presence in the growing consumer market for health and nutrition supplement products, combined with recent media reports regarding the benefits of both astaxanthin and spirulina.

Gross profit margin, as a percentage of sales, declined to 35% from 43% for the three months ended June 30, 2011and 2010, respectively.  The decrease in gross profit margin is mainly due to increased production costs for spirulina products over the past three quarters coupled with abnormal production costs of approximately $198,000 during the current quarter.

Net income of $486,000 for the first quarter of fiscal 2012 represents an increase of $87,000 or 22% over the first quarter of fiscal 2011, which had a net income of $399,000. The increase is the result of increased sales over the same period in the prior year, offset by the reduction in gross profit margin.

Results of Operations

First Quarter of Fiscal 2012 Compared to First Quarter of Fiscal 2011

Net sales for the first quarter of fiscal 2012 were $5,950,000, a 54% increase from the $3,856,000 reported for the comparable period a year ago.  As a percentage of sales, Spirulina accounted for 37% of total sales in the first quarter of fiscal 2012, compared to 51% for the comparable period a year ago. Spirulina sales have decreased as a percentage of total sales primarily due to increased sales of Natural Astaxanthin products in the first quarter of the current fiscal year.

Natural Astaxanthin product sales increased to 63% of total sales from 49% of total sales in the first quarter of fiscal 2011. This increase is the result of increase in both bulk and packaged sales from the same period last fiscal year.

International sales were 40% of total sales for the first quarter of fiscal year 2012 and 46% in the first quarter of fiscal 2011.  Major customers are those equaling or exceeding 10% of our sales for the period. For the first quarter of fiscal 2012 there was one customer accounting for sales equal to or greater than 10% of our total sales for the quarter.  For the first quarter of fiscal 2011 there were two customers accounting for sales equal to or greater than 10% of our total sales for the quarter.

Gross profit, derived from net sales less the cost of product sales, includes the cost of materials, direct labor, manufacturing overhead and depreciation. Gross profit for the three months ended June 30, 2011 and 2010 was $2,104,000 and $1,659,000, respectively. The 27% increase in gross profit is the direct result of increased sales, offset by a reduction in gross profit margin percentage from the same three months period one year ago.

Variable production costs increased 18% in the current period compared to one year ago. Increases in labor, nutrients, utilities and supplies were offset by decreases in repair and maintenance expenses.  Fixed costs have increased approximately 21% primarily due to depreciation expense associated with additions to production equipment and increased rent expense. Spirulina production decreased 31% in the current period compared to one year ago. Astaxanthin production increased 67% over the same quarter one year ago.

Operating expenses were $1,588,000 in the three months ended June 30, 2011 compared to $1,230,000 in the quarter ended June 30, 2010, an increase of $358,000. As a percentage of sales, operating expenses were 27% and 32% for the three month periods ended June 30, 2011 and 2010, respectively.

The increase in operating expenses in the three months ended June 30, 2011 as compared with the three months ended June 30, 2010, was primarily the result of increases in general and administrative expense and sales expense.  General and administrative expense for the first quarter 2011 increased by $185,000, up 24% from the first quarter of 2010. The increase is primarily the result of increased stock option expenses and increased corporate expenses relating to recruiting and professional services over the same period last year. Sales and marketing expense for the first quarter of 2011 increased by $184,000 or 48% over the first quarter of 2010.The increase is due primarily to higher external commissions driven by the revenue growth and increases in expenses related to the expansion of new marketing programs for packaged products. Research and development expense for the first quarter of 2011 decreased by $13,000, down 15% from the first quarter of 2010.

We recorded income tax expense of $16,000 and $10,000 related to federal and state alternative minimum tax for the three months ended June 30, 2011 and 2010, respectively.  The company’s effective tax rate was 3.35% and 2.44% for the three months ended June 30, 2011 and 2010, respectively. We do not expect any material U.S. federal or state income taxes to be recorded for the current fiscal year because of available net operating loss carry forwards.

In summary, we reported net income of $486,000 or $0.09 per diluted share for the three months ended June 30, 2011 compared to net income of $399,000 or $0.07 per diluted share for the three months ended June 30, 2010.

Variability of Results

We have experienced significant quarterly fluctuations in operating results and such fluctuations could occur in future periods. We have, during our history, experienced fluctuations in operating results due to the following:  changes in sales levels to our customers; competition including pricing, new products and shifts in market trends; production difficulties from environmental influences; increased production costs and variable production results due to inclement weather; and start up costs associated with new product introductions, new facilities and expansion into new markets. In addition, future operating results may fluctuate as a result of factors beyond our control such as foreign exchange fluctuations, changes in government regulations, and economic changes in the regions we have customers. A portion of our operating expenses are relatively fixed and the timing of increases in expense levels is based in large part on forecasts of future sales. Therefore, if net sales are below expectations in any given period, the adverse impact on results of operations may be magnified by our inability to effectively adjust spending in certain areas, or to adjust spending in a timely manner, as in personnel and administrative costs. We may also choose to reduce prices or increase spending in response to market conditions, and these decisions may have a material adverse effect on financial condition and results of operations.

Financial Condition

Cash and cash equivalents increased by $1,047,000, or 51% from March 31, 2011 to $3,109,000 at June 30, 2011. Cash provided by operating activities of $1,314,000 increased $1,191,000 from the same quarter last fiscal year. The increase is primarily due to the increase in net income of $87,000, plus a reduction in inventory of $818,000. Net cash provided by (used in) investing activities decreased by $316,000 from the same quarter of last fiscal year primarily due to the return of restricted cash in the amount of $250,000 that occurred in the prior year. Net payments on long-term debt decreased by $121,000.

As of June 30, 2011, our net accounts receivable increased $121,000 to $2,762,000 from $2,641,000 as of March 31, 2011. The increase in accounts receivable is primarily the result of the timing of sales for the quarter. Management believes that its accounts receivable are collectible, net of the allowance for doubtful accounts of $58,000 at June 30, 2011.

Net inventory decreased $818,000 or 23% to $2,809,000 as of June 30, 2011 compared to $3,627,000 as of March 31, 2011. The decrease in inventory during the first three months of fiscal 2011 is primarily due to increased sales.

Cash flows used in investing activities reflect capital expenditures which totaled $260,000 during the first three months of fiscal 2011 compared to $194,000 one year ago. Cash flows used in financing activities are attributable to debt payments during that period which were $50,000 and $128,000 for the first quarters of fiscal 2011 and 2010, respectively.

Liquidity and Capital Resources

At June 30, 2011, working capital was $6,715,000, an increase of $430,000 compared to $6,285,000 at March 31, 2011. Cash and cash equivalents at June 30, 2011 totaled $3,109,000, an increase of $1,047,000 from $2,062,000 at March 31, 2011.

The Company had two Term Loan Agreements (“Term Loans”) with a lender. These provided up to $4.6 million in combined credit facilities which are secured by substantially all the assets of the Company. One of the Term Loans was paid in full on its maturity date of May 1, 2010. The outstanding balance under the remaining Term Loan as of June 30, 2011 is approximately $622,000 with a maturity date of March 1, 2015 and is payable in equal monthly principal payments plus interest totaling approximately $15,000. The interest rate under the Term Loan, in absence of a default under the agreement, is the prime rate, as defined, in effect as of the close of business on the first day of each calendar quarter, plus 1% (the prime rate was 3.25% at June 30, 2011). We are prohibited by the Term Loan from declaring any cash dividends without the lender’s prior written consent.

The Company has a line of credit agreement with First Hawaiian Bank in the amount of $350,000 with a maturity date of April 1, 2012.  The obligation is secured by the Company’s U.S. accounts receivable and bears a variable interest rate based on prime (3.25% at June 30, 2011) plus 2%. There was no outstanding balance as of June 30, 2011 and March 31, 2011, respectively. The credit agreement requires the Company to meet certain financial covenants. The Company was in compliance with these financial covenants at June 30, 2011.

We have, as previously reported, experienced a number of factors that have negatively impacted our balance sheet and liquidity. At June 30, 2011, we had an accumulated deficit of $16,314,000 compared to an accumulated deficit of $16,800,000 at March 31, 2011. The accumulated deficit decreased by $486,000 for the quarter ended June 30, 2011.

Sufficiency of Liquidity

Based upon our current operating plan, analysis of our consolidated financial position and projected future results of operations, we believe that our operating cash flows, cash balances, and working capital, together with available line of credit borrowings, will be sufficient to finance current operating requirements, debt service requirements, and routine planned capital expenditures, for the next twelve (12) months. We expect liquidity in the remainder of fiscal 2012 to be generated from operating cash flows.

Capital Resources

We expect fiscal 2012 capital expenditures to be up to approximately $1,500,000 and to be funded from operating cash flows. This includes capital expenditures in support of our normal operations, and expenditures that we may incur in conjunction with initiatives to improve gross margins and reduce expenses.

Outlook

This outlook section contains a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially.

Our strategic direction has been to position the Company as a world leader in the production and marketing of high-value natural products from microalgae. We are vertically aligned, producing raw materials in the form of microalgae processed at our 90-acre facility in Hawaii, and integrating those raw materials into finished products. In fiscal 2012, our primary focus will be to put a scalable foundation in place, improving our processes, systems, facilities and organization. We will continue putting increased emphasis on our Nutrex Hawaii consumer products to introduce them to a broader consumer market than in prior years. Our focus going forward will continue to be to leverage our experience and reputation for quality, building nutritional brands which promote health and well-being. The foundation of our nutritional products is naturally cultivated Hawaiian Spirulina Pacifica® in powder and tablet form; and BioAstin® Hawaiian Astaxanthin™ antioxidant in extract, softgel caplet and micro-encapsulated beadlet form. Information about our Company and our products can be viewed at www.cyanotech.com and www.nutrex-hawaii.com. Consumer products can also be purchased online at www.nutrex-hawaii.com.

We are focused on sustainability of production levels in order to promote growth in our astaxanthin and spirulina product lines. In fiscal year 2010 we expanded our BioAstin® Hawaiian Astaxanthin™ based MD Formulas line in order to provide an all vegetarian alternative to consumers. We will continue to improve and expand this line to meet the demand of consumers. We will continue to promote the nutritional superiority of Hawaiian grown spirulina to maintain and expand market share. Significant sales variability between periods and even across several periods can be expected based on historical results.

Rising crude oil prices in prior years resulted in increased nutrient, utility and transportation costs which reflect and respond to oil prices. We feel that these conditions are likely to continue and/or reoccur from time to time in the future, and consequently, we are putting greater focus on prudent cost controls and expense avoidance.

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

Producing the highest quality microalgae is a complex biological process which requires balancing numerous factors including microalgal strain variation, temperature, acidity, nutrient and other environmental considerations, some of which are not within our control. An imbalance or unexpected event can occur resulting in production levels below normal capacity. The allocation of fixed production overheads (such as depreciation, rent and general insurance) to inventories is determined based on normal production capacity. When our production volumes are below normal capacity limits, certain fixed production overhead costs cannot be inventoried and are recorded immediately in cost of sales. In addition, when production costs exceed historical averages, we evaluate whether such costs are one-time-period charges or an ongoing component of inventory cost.

To manage our cash resources effectively, we will continue to balance production in light of sales demand, minimizing the cost associated with build-ups in inventory when appropriate. We could experience unplanned cash outflows and may need to utilize other cash resources to meet working capital needs. A prolonged downturn in sales could impair our ability to generate sufficient cash for operations and minimize our ability to attract additional capital investment which could become necessary in order to expand facilities, enter into new markets or maintain optimal production levels.

Our future results of operations and the other forward-looking statements contained in this Outlook, in particular the statements regarding revenues, gross margin and capital spending, involve a number of risks and uncertainties. In addition to the factors discussed above, any of the following could cause actual results to differ materially: business conditions and growth in the natural products industry and in the general economy; changes in customer order patterns; changes in demand for natural products in general; changes in weather conditions; competitive factors, such as increased production capacity from competing spirulina and astaxanthin producers and the resulting impact, if any, on world market prices for these products; government actions and increased regulations both domestic and foreign; shortage of manufacturing capacity; and other factors beyond our control. Risk factors are discussed in detail in Item 1A in our Form 10-K report for the year ended March 31, 2011.

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

We have one term loan which adjusts quarterly based on the prime rate. As such, we are exposed to the interest rate risk whereby a 1% increase in the prime rate would lead to an increase of approximately $6,000 in interest expense for the year ending March 31, 2012 (based on June 30, 2011 amount outstanding).

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

This Form 10-Q should be read in conjunction with Item 9A “Controls and Procedures” of the Company’s Form 10-K for the fiscal year ended March 31, 2011, filed June 23, 2011. There were no material changes in controls and procedures during the current quarter. As of June 30, 2011, management believes systems and procedures were in place to reasonably ensure accurate financial data.

As noted in prior years’ Forms 10-K, errors were identified in the calculations and applications of certain accounting practices relating to the carrying value of inventory. Throughout the years subsequent to the identification of the weakness, management has continuously added measures to improve and evaluate the effectiveness of controls over financial reporting. These measures include:  upgrades and improvements to the Company’s resource management system; automation of manual functions within the resource management system, through the use of interfacing add-on applications and through software application that manage critical data independently; subscription to an online knowledgebase to provide the latest updates and checklists of accounting and reporting standards; additional accounting personnel and system training. Based on these measures, management believes systems and procedures are in place to reasonably ensure accurate financial data. However, we continue to rely on a highly manual process involving a number of spreadsheets used in the valuation of inventory, and we have been unable to completely remediate the internal control deficiencies noted in the past.

(b) Changes to Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the current quarter that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting. In order to address the material weakness identified in the prior years, we are continuously making changes in our accounting procedures and processes. These changes, designed to improve our internal controls, relate to proper accounting for inventory costs in accordance with GAAP and with internal control over financial reporting. However, our agricultural production processes are susceptible to adverse weather conditions and environmental influences that can impact the results on a period to period basis. Accordingly, judgments and separate manual analyses are required to properly allocate costs to inventory and will likely continue to be required. Due to the knowledge and experience of our personal, we believe systems and procedures are in place to reasonably ensure accurate financial data.

PART II.               OTHER INFORMATION

Item 1.   Legal Proceedings

None.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.   Defaults upon Senior Securities

None.

Item 5.   Other Information

None.

Item 6. Exhibits

a)    The following exhibits are furnished with this report:

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of August 11, 2011.

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of August 11, 2011.

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed as of August 11, 2011.

101

The following financial statements from Cyanotech Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYANOTECH CORPORATION
(Registrant)

August 11, 2011	By:	/s/ Brent D. Bailey
(Date)		Brent D. Bailey
President and Chief Executive Officer and Director

August 11, 2011	By:	/s/ Deanna L. Spooner
(Date)		Deanna L. Spooner
Vice President — Finance & Administration and CFO
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of August 11, 2011.

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of August 11, 2011.

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed as of August 11, 2011.

101

The following financial statements from Cyanotech Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements