Form 10-Q
period 2011-09-30
CYANOTECH CORP
filed 2011-11-14
CIK 768408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended September 30, 2011

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Number of common shares outstanding as of November 14, 2011:

Title of Class	Shares Outstanding
Common stock - $0.02 par value	5,405,618

CYANOTECH CORPORATION

FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

CYANOTECH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except par value and number of shares)

(Unaudited)

	September 30, 2011	March 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$4,091	$2,062
Accounts receivable, net of allowance for doubtful accounts of $58 at September 30, 2011 and March 31, 2011	2,524	2,641
Inventories, net	3,188	3,627
Deferred tax assets	17	17
Prepaid expenses and other assets	225	134
Total current assets	10,045	8,481

Equipment and leasehold improvements, net	4,871	4,557
Deferred tax assets	535	535
Other assets	275	287
Total assets	$15,726	$13,860

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$224	$204
Customer deposits	77	115
Accounts payable	1,236	1,054
Accrued expenses	1,019	823
Total current liabilities	2,556	2,196

Long-term debt, excluding current maturities	493	553
Total liabilities	3,049	2,749

Commitments and contingencies

Stockholders’ equity:
Common stock of $0.02 par value, shares authorized 7,500,000; 5,405,618 shares issued and outstanding at September 30, 2011 and 5,391,968 shares at March 31, 2011	108	108
Additional paid-in capital	28,008	27,803
Accumulated deficit	(15,439)	(16,800)
Total stockholders’ equity	12,677	11,111

Total liabilities and stockholders’ equity	$15,726	$13,860

See accompanying Notes to Condensed Consolidated Financial Statements.

CYANOTECH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010

NET SALES	$5,989	$3,834	$11,939	$7,690
COST OF SALES	3,199	2,182	7,045	4,379
Gross profit	2,790	1,652	4,894	3,311

OPERATING EXPENSES:
General and administrative	1,117	643	2,065	1,406
Sales and marketing	609	393	1,176	776
Research and development	89	62	160	146
Loss on disposal of equipment and leasehold improvements	62	—	64	—
Total operating expenses	1, 877	1,098	3,465	2,328

Income from operations	913	554	1,429	983

Interest expense, net	(10)	(18)	(24)	(38)

Income before provision for income taxes	903	536	1,405	945

PROVISION FOR INCOME TAXES	28	10	44	20

NET INCOME	$875	$526	$1,361	$925

NET INCOME PER SHARE:
Basic	$.16	$.10	$.25	$.17
Diluted	$.16	$.10	$.25	$.17

SHARES USED IN CALCULATION OF NET INCOME PER SHARE:
Basic	5,398	5,374	5,397	5,314
Diluted	5,473	5,390	5,471	5,333

See accompanying Notes to Condensed Consolidated Financial Statements.

CYANOTECH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended September 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,361	$925
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of equipment and leasehold improvements	64	—
Depreciation and amortization	337	279
Amortization of debt issue costs and other assets	21	14
Share based compensation expense	200	36
Net (increase) decrease in assets:
Accounts receivable	117	(66)
Inventories	439	(680)
Prepaid expenses and other assets	(100)	(30)
Net increase (decrease) in liabilities:
Customer deposits	(38)	10
Accounts payable	182	(436)
Accrued expenses	196	(38)
Net cash provided by operating activities	2,779	14

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in equipment and leasehold improvements	(716)	(307)
Proceeds from return of restricted cash	—	250
Net cash used in investing activities	(716)	(57)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long term debt, net of costs	65	—
Principal payments on long-term debt	(105)	(176)
Proceeds from stock options exercised	6	185
Net cash provided by (used in) financing activities	(34)	9

Net increase (decrease) in cash and cash equivalents	2,029	(34)

Cash and cash equivalents at beginning of period	2,062	817

Cash and cash equivalents at end of period	$4,091	$783

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$21	$25
Income taxes	$18	$12

See accompanying Notes to Condensed Consolidated Financial Statements.

CYANOTECH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2011

(Unaudited)

1.                                      BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information pursuant to the instructions to Form 10-Q and Regulation S-X.  These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, and Condensed Consolidated Statements of Cash Flows for the periods presented in accordance with GAAP. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The condensed consolidated balance sheet as of March 31, 2011 was derived from the audited financial statements. These condensed consolidated financial statements and notes should be read in conjunction with the Company’s consolidated financial statements for the year ended March 31, 2011, contained in the Company’s annual report on Form 10-K as filed on June 23, 2011.

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

2.                                      INVENTORIES

Inventories are stated at the lower of cost (which approximates first-in, first-out) or market. Market is defined as sales price less cost to dispose and a normal profit margin.  Inventories consist of the following:

	September 30, 2011	March 31, 2011
	(in thousands)
Raw materials	$506	$336
Work in process	256	339
Finished goods(1)	2,237	2,787
Supplies	189	165
	$3,188	$3,627

(1)          Net of reserve for obsolescence of $24,000 and $148,000 at September 30, 2011 and March 31, 2011, respectively.

The Company recognizes abnormal production costs, including fixed cost variances from normal production capacity, as an expense in the period incurred. Approximately $218,000 and $416,000 of abnormal production costs were charged to cost of sales for the three and six months ended September 30, 2011.  No abnormal production costs were charged to cost of sales for the three and six months ended September 30, 2010.

3.                                      EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives for equipment and furniture and fixtures, or the shorter of the land lease term or estimated useful lives for leasehold improvements as follows:

Equipment	3 to 10 years
Furniture and fixtures	7 years
Leasehold improvements	10 to 20 years

Equipment and leasehold improvements consist of the following:

	September 30, 2011	March 31, 2011
	(in thousands)
Equipment(1)	$6,592	$6,801
Leasehold improvements	7,394	7,367
Furniture and fixtures	119	95
	14,105	14,263
Less accumulated depreciation and amortization	(9,696)	(9,817)
Construction-in-progress	462	111
Equipment and leasehold improvements, net	$4,871	$4,557

(1)          Includes $97,000 of equipment under capital lease with accumulated amortization of $29,000 and $19,000 at September 30, 2011 and March 31, 2011, respectively.

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amount to forecasted undiscounted future cash flows expected to be generated by the asset. If the carrying amount exceeds its estimated future cash flows, then an impairment charge is recognized to the extent that the carrying amount exceeds the asset’s fair value. Management has determined no asset impairment existed as of September 30, 2011 and 2010. The Company recognized a loss on disposal of equipment in the amount of $62,000 and $64,000 for the three and six months ended September 30, 2011, respectively.  There was no disposal of assets for the three and six months ended September 30, 2010.

4.                                      ACCRUED EXPENSES

Accrued expenses consist of the following:

.	September 30, 2011	March 31, 2011
	(in thousands)
Wages, commissions	$410	$426
Customer rebates	—	173
Bonuses	296	100
Other accrued expenses	313	124
	$1,019	$823

5.                                      LINE OF CREDIT

The Company has a line of credit agreement with First Hawaiian Bank in the amount of $350,000 with a maturity date of April 1, 2012.  The obligation is secured by the Company’s U.S. accounts receivable and bears a variable interest rate based on prime (3.25% at September 30, 2011) plus 2%. There was no outstanding balance as of September 30, 2011 and March 31, 2011, respectively. The credit agreement requires the Company to meet certain financial covenants. The Company was in compliance with these financial covenants at September 30, 2011.

6.                                      LONG-TERM DEBT

Long-term debt consists of the following:

	September 30, 2011	March 31, 2011
	(in thousands)
Term loans	$717	$757
Less current maturities	(224)	(204)
Long-term debt, excluding current maturities	$493	$553

Term Loan Agreements

In February 2008, the Company executed a Term Loan Agreement with a lender providing for $1.1 million in aggregate credit facilities, secured by the Company’s assets. The Term Loan has a maturity date of March 1, 2015 and is payable in 84 equal monthly principal payments plus interest. The interest rate under the Term Loan, in the absence of a default under the agreement, is the prime rate in effect as of the close of business on the first day of each calendar quarter, plus 1%. As of September 30, 2011, the prime rate was 3.25%. The balance under this loan was $584,000 and $660,000 at September 30, 2011 and March 31, 2011, respectively. The Company is prohibited from declaring any common stock dividends without the lender’s prior written consent. The credit agreement requires the Company to meet certain financial covenants. The Company was in compliance with these financial covenants at September 30, 2011.

In March 2009, the Company executed a Term Loan Agreement with John Deere credit providing for $29,000 in equipment, secured by the equipment financed. The Term Loan has a maturity date of March 25, 2013 and is payable in 48 equal monthly principal payments. The interest rate under this Term Loan is 0%.  Imputed interest at a rate of 2% (cash discount offered by seller) has been recorded and will be amortized as interest over the term of the loan. The face value of the term loan is reported in the balance sheets at $11,000, less the unamortized discount of $1,000 at September 30, 2011 and $15,000, less the unamortized discount of $1,000 at March 31, 2011.

In January 2010, the Company executed a Term Loan Agreement with John Deere credit providing for $30,000 in equipment, secured by the equipment financed. The Term Loan has a maturity date of December 28, 2012 and is payable in 36 equal monthly principal payments. The interest rate under this Term Loan is 0%. Imputed interest at a rate of 2% (cash discount offered by seller) has been recorded and will be amortized as interest over the term of the loan. The face value of the term loan is reported in the balance sheets at $12,000, less the unamortized discount of $500 at September 30, 2011 and $17,000, less the unamortized discount of $1,000 at March 31, 2011.

In June 2011, the Company executed a Term Loan Agreement with John Deere credit providing for $43,000 in equipment, secured by the equipment financed. The Term Loan has a maturity date of May 25, 2015 and is payable in 48 equal monthly principal payments. The interest rate under this Term Loan is 0%. Imputed interest at a rate of 2% (cash discount offered by seller) has been recorded and will be amortized as interest over the term of the loan. The face value of the term loan is reported in the balance sheets at $40,000, less the unamortized discount of $1,500 at September 30, 2011.

In September 2011, the Company executed a Term Loan Agreement with Nissan Motor Acceptance Corporation providing for $23,000 in equipment, secured by the equipment financed. The Term Loan has a maturity date of September 13, 2016 and is payable in 60 equal monthly principal payments. The interest rate under this Term Loan is 0%. Imputed interest at a rate of 2% (cash discount offered by seller) has been recorded and will be amortized as interest over the term of the loan. The face value of the term loan is reported in the balance sheets at $23,000, less the unamortized discount of $1,000 at September 30, 2011.

Capital Lease

In March 2010, the Company executed a capital lease agreement with Thermo Fisher Financial providing for $97,000 in equipment, secured by the equipment financed. The capital lease has a maturity date of March 2013 and is payable in 36 equal monthly payments. The interest rate under this capital lease is 6.6%. The balance under this capital lease was $51,000 at September 30, 2011 and $67,000 at March 31, 2011.

Future principal payments under the term loans and capital lease agreement as of September 30, 2011 are as follows:

Payments Due	(in thousands)
Next 12 Months	$224
Year 2	203
Year 3	188
Year 4	102
Total principal payments	$717

7.                                      LEASES

The Company leases facilities, equipment and land under operating leases expiring through 2026.  The land lease provides for contingent rental in excess of minimum rental commitments based on a percentage of the Company’s sales. Management has accrued for the estimated contingent rent as of September 30, 2011.

Future minimum lease payments under all non-cancelable operation leases at September 30, 2011 are as follows:

Payments Due	(in thousands)
Next 12 Months	$239
Year 2	245
Year 3	248
Year 4	222
Year 5	147
Thereafter through 2026	1,369
Total minimum lease payments	$2,470

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

Stock Options

The Company had the following two shareholder approved plans under which shares were available for equity based awards: the 2005 Stock Option Plan (the “2005 Plan”) wherein 700,000 shares of common stock are reserved for issuance until the Plan terminates on August 21, 2015, and; the Independent Director Stock Option and Stock Grant Plan (the “2004 Directors Plan”) wherein 75,000 shares of common stock are reserved for issuance until the plan terminates in 2014.  The 2005 Plan was amended effective August 29, 2011, to increase the number of shares authorized for issue from 700,000 shares to 2,075,000 shares.  The 2004 Directors Plan was amended effective August 29, 2011, to increase the number of shares authorized for issue from 75,000 shares to 200,000 shares.  Both of these amendments were approved by the shareholders during the annual shareholders meeting held August 29, 2011.

Under the 2005 Plan, eligible employees and certain independent consultants may be granted options to purchase shares of the Company’s common stock. The shares issuable under the 2005 Plan will either be shares of the Company’s authorized but previously unissued common stock or shares reacquired by the Company, including shares purchased on the open market.  As of September 30, 2011, there were 706,088 shares available for grant under the 2005 Plan.

Under the 2004 Directors Plan, upon election to the Board of Directors at an annual stockholders meeting, a newly elected non-employee director will be granted a ten-year option to purchase 1,000 shares of the Company’s common stock. Options granted vest and become exercisable six months from the date of grant.  In addition, on the date of each annual stockholders meeting, each non-employee director continuing in office is automatically issued 2,000 shares of the Company’s common stock, and an additional 2,000 shares to the director serving as Chairman of the Board, non-transferable for six months following the date of grant. As of September 30, 2011, there were 153,123 shares available for grant under the 2004 Directors Plan.  On November 8, 2011, the 2004 Directors Plan was amended and reformed to increase the number of options granted to newly elected non-employee directors from 1,000 shares to 6,000 shares.

The following table presents shares authorized, available for future grant and outstanding under each of the Company’s plans:

	As of September 30, 2011
	Authorized	Available	Outstanding

2005 Plan	2,075,000	706,088	1,233,816
2004 Directors Plan	200,000	153,123	2,000
1994 Plan	—	—	750
Total	2,275,000	859,211	1,236,566

All stock option grants made under the 2005 Plan and the 2004 Directors Plan were at exercise prices no less than the Company’s closing common stock price on the date of grant. Options under the 2005 Plan and 2004 Directors Plan were determined by the Board of Directors or the Stock Option and Compensation Committee of the Board in accordance with the provisions of the respective plans.  The terms of each option grant include vesting, exercise, and other conditions are set forth in a Stock Option Agreement evidencing each grant. No option can have a life in excess of ten (10) years under the respective plan.  The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model. The model requires various assumptions, including a risk-free interest rate, the expected term of the options, the expected stock price volatility over the expected term of the options, and the expected dividend yield. Compensation expense for employee stock options is recognized ratably over the vesting term. Compensation expense recognized for options issued under the 2005 Plan was $115,000 and $165,000 for the three and six months ended September 30, 2011, respectively. Compensation expense recognized for options issued under the 2005 Plan was $7,000 and $15,000 for the three and six months ended September 30, 2010, respectively. Independent Director compensation expense recognized for options issued under the 2004 Directors Plan was $34,000 and $21,000 for the three and six months ended September 30, 2011and 2010, respectively. All share-based compensation has been classified as General and Administrative expense.

A summary of option activity under the Company’s stock plans for the six months ended September 30, 2011 is presented below:

Option Activity	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2011	426,650	$2.49
Granted	867,516	3.78
Exercised	(2,450)	$2.35
Forfeited	(54,400)	$2.08
Expired	(750)	$4.20
Outstanding at September 30, 2011	1,236,566	$3.42	9.5 years	$468,640
Exercisable at September 30, 2011	84,130	$2.16	7.6 years	$134,783

The aggregate intrinsic value in the table above is before applicable income taxes and represents the excess amount over the exercise price optionees would have received if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price of $3.76 for such day.

A summary of the Company’s non-vested options for the six months ended September 30, 2011 is presented below:

Nonvested Options	Shares	Weighted Average Grant-Date Fair Value
Nonvested at March 31, 2011	377,040	$1.87
Granted	867,516	2.47
Vested	(38,280)	1.42
Forfeited or expired	(53,840)	1.12
Nonvested at September 30, 2011	1,152,436	$2.26

The following table summarizes the weighted average characteristics of outstanding stock options as of September 30, 2011:

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Number of Shares	Remaining Life (Years)	Weighted Average Price	Number of Shares	Weighted Average Price
$ 1.41 - $2.60	153,800	7.3	$1.92	67,950	$1.81
$ 3.04 - $4.40	1,082,766	9.8	3.63	16,180	3.63
Total stock options	1,236,566	9.4	$3.42	84,130	$2.16

There were 866,716 and 867,516 stock options granted during the three and six months ended September 30, 2011, respectively. No stock options were granted during the three and six months ended September 30, 2010. The value assumptions related to options granted during the six months ended September 30, 2011 were as follows:

2011
Exercise Price:	$3.58 - 3.82
Volatility:	56.18 - 78.46%
Risk Free Rate:	.19 - 2.25%
Vesting Period:	0 - 3 years
Forfeiture Rate:	0 - 5.54%
Expected Life	.25- 8.25 years
Dividend Rate	0%

As of September 30, 2011, total unrecognized share-based compensation expense related to all unvested stock options was $2,033,000, which is expected to be expensed over a weighted average period of 4.7 years.

Subsequent to September 30, 2011, 10,000 stock options were granted from the 2004 Directors Plan and 45,000 stock options were granted from the 2005 Plan.

Warrant

At September 30, 2011 the Company had no warrants outstanding. At September 30, 2010, the Company had a single warrant outstanding which allowed the warrant holder rights to acquire 5,000 shares of the Company’s common stock.  The warrant was valued at the date of grant and was amortized as premium, but was subsequently deemed to have no value as a result of a reverse split which occurred in a prior year.  Accordingly, no expense was recognized during the three and six months ended September 30, 2011 or 2010.  The warrant expired in April 2011.

9.                                      INCOME TAXES

Income taxes are provided on the pretax income in the consolidated financial statements. The tax provision is based on the current quarter activity of the legal entities and jurisdictions in which the Company operates. Tax credits are recognized as a reduction to income taxes in the year the credits are earned, accordingly, the effective tax rate may vary from the customary relationship between income tax expense (benefit) and pretax income.  The effective tax rate for the three and six months ended September 30, 2011 differs from the statutory rate due to utilization of net operating loss carryforwards that have been fully reserved due to the Company’s inconsistent taxable income in recent years and uncertainty about taxable income in future years.

The Company is subject to taxation in the United States and two state jurisdictions.  The preparation of tax returns requires management to interpret the applicable tax laws and regulations in effect in such jurisdictions, which could affect the amount of tax paid by the Company. Management, in consultation with its tax advisors, files its tax returns based on interpretations that are believed to be reasonable under the circumstances. The income tax returns, however, are subject to routine reviews by the various taxing authorities.  As part of these reviews, a taxing authority may disagree with respect to the tax positions taken by management (“uncertain tax positions”) and therefore may require the Company to pay additional taxes. Management evaluates the requirement for additional tax accruals, including interest and penalties, which the Company could incur as a result of the ultimate resolution of its uncertain tax positions. Management reviews and updates the accrual for uncertain tax positions as more definitive information becomes available from taxing authorities, completion of tax audits, expiration of statute of limitations, or upon occurrence of other events.

As of September 30, 2011, there was no significant liability for income tax associated with unrecognized tax benefits. The Company recognizes accrued interest related to unrecognized tax benefits as well as any related penalties in interest income or expense in its consolidated condensed statements of operations, which is consistent with the recognition of these items in prior reporting periods.

With few exceptions, the Company is no longer subject to U.S. federal, state, local, and non-U.S. income tax examination by tax authorities for tax years before 2007.

10.                               EARNINGS PER SHARE

Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding.  Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the potentially dilutive effect of outstanding stock options using the “treasury stock” method.

Reconciliations between the numerator and the denominator of the basic and diluted earnings per share computations for the three months ended September 30, 2011 and 2010 are as follows:

	Three Months Ended September 30, 2011
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands)
Basic income per share	$875	5,398	$0.16
Effect of dilutive securities—Common stock options	—	75	—
	$875	5,473	$0.16

	Three Months Ended September 30, 2010
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands)
Basic income per share
Effect of dilutive securities — Common stock options	$526	5,374	$0.10
Diluted income per share	—	16	—
	$526	5,390	$0.10

Reconciliations between the numerator and the denominator of the basic and diluted earnings per share computations for the six months ended September 30, 2011 and 2010 are as follows:

	Six Months Ended September 30, 2011
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands)
Basic income per share	$1,361	5,397	$0.25
Effect of dilutive securities—Common stock options	—	74	—
Diluted income per share	$1,361	5,471	$0.25

	Six Months Ended September 30, 2010
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands)
Basic income per share	$925	5,314	$0.17
Effect of dilutive securities — Common stock options	—	19	—
Diluted income per share	$925	5,333	$0.17

Diluted earnings per share does not include the impact of common stock options totaling 1,097,466 and 114,750 for the three months ended September 30, 2011 and 2010, respectively, and 1,098,266 and 114,917 for the six months ended September 30, 2011 and 2010, respectively, as the effect of their inclusion would be anti-dilutive.

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

Overview

Comparisons of selected consolidated statements of operations data as reported herein follow for the periods indicated (dollars in thousands):

	Three Months Ended
	September 30, 2011	September 30, 2010	Change
Net sales:
Spirulina products	$2,370	$1,868	27%
Natural astaxanthin products	3,613	1,965	84%
Other products	6	1	600%
Total sales, all products	$5,989	$3,834	56%

Gross profit	$2,790	$1,652	69%
Income from operations	$913	$554	65%
Net income	$875	$526	66%

	Six Months Ended
	September 30, 2011	September 30, 2010	Change
Net sales:
Spirulina products	$4,568	$3,821	20%
Natural astaxanthin products	7,363	3,865	91%
Other products	8	4	200%
Total sales, all products	$11,939	$7,690	55%

Gross profit	$4,894	$3,311	48%
Income from operations	$1,429	$983	45%
Net income	$1,361	$925	47%

Results of Operations

Second Quarter of Fiscal 2012 Compared to Second Quarter of Fiscal 2011

Net sales for the second quarter of fiscal 2012 were $5,989,000, a 56% increase from the $3,834,000 reported for the comparable period a year ago.  Spirulina sales increased 27% in the current quarter compared to last year due to a 20% increase in bulk sales and a 37% increase in packaged product sales. As a percentage of sales, spirulina accounted for 40% of total sales in the second quarter of fiscal 2012, compared to 49% for the comparable period a year ago.

Natural astaxanthin product sales increased 84% over the second quarter of the prior year due to a 74% increase in bulk product sales and a 108% increase in packaged product sales. Natural astaxanthin product sales increased to 60% of total sales from 51% of total sales in the second quarter of fiscal 2011.

International sales were 27% of total sales for the second quarter of fiscal year 2012 and 41% in the second quarter of 2011. The decrease in international sales as a percentage of total sales is due to the $2,094,000 increase in domestic sales from the same period in the prior year.  Major customers are those equaling or exceeding 10% of our sales for the period. There were no customers who had sales equaling or exceeding 10% of sales for the second quarter of 2012 and the comparable period of the prior year.

Gross profit, derived from net sales less the cost of product sales, includes the cost of materials, direct labor, manufacturing overhead , depreciation and abnormal production costs. Gross profit for the three months ended September 30, 2011and 2010 was $2,790,000 and $1,652,000, respectively.  The increase of $1,138,000 is the direct result of increased sales and improved efficiency with regard to astaxanthin production. Gross profit margin, as a percentage of sales, was 47% for the three months ended September 30, 2011, compared to 43% for the comparable period in the prior year.

Variable production costs increased by 33% in the current period compared to one year ago. Increases in labor, nutrients, utilities, supplies and repair and maintenance costs were a result of efforts to increase production levels.  Fixed costs have increased approximately 21% primarily due to depreciation expense associated with additions to production equipment and increased rent expense. Spirulina production decreased 2% and astaxanthin production increased 105% over the same quarter one year ago.

Operating expenses were $1,877,000 in the three months ended September 30, 2011 compared to $1,098,000 in the quarter ended September 30, 2010, an increase of $779,000. As a percentage of sales, operating expenses were 31% in the quarter ended September 30, 2011 and 29% in the quarter ended September 30, 2010.

The increase in operating expenses in the three months ended September 30, 2011 as compared with the three months ended September 30, 2010, was the result of increased general and administrative expense, sales and marketing expense, research and development expense and the loss on disposal of assets.  General and administrative expense for the second quarter 2012 increased by $474,000, up 74% from the second quarter of 2011. The increase is primarily the result of increased bonus, stock option compensation expense and recruiting costs. Sales and marketing expense for the second quarter of 2012 increased by $216,000, up 55% from the second quarter of 2011. The increase is due primarily to increases in external commissions and new marketing and advertising programs for packaged products. Research and development expense for the second quarter of 2012 increased by $27,000, up 44% from the second quarter of 2011. The increase is due primarily to increased employee compensation, lab supplies and outside services related to spirulina product usage.

We recorded income tax expense of $28,000 and $10,000 related to federal and state taxes for the three months ended September 30, 2011 and 2010, respectively.  The company’s effective tax rate was 3.29% and 2.01% for the three months ended September 30, 2011 and 2010, respectively. We do not expect any material U.S. federal income taxes to be recorded for the current fiscal year because of available net operating loss carry forwards.  We do not expect to be able to utilize some of our state net operating loss carry forwards for the current fiscal year.

In summary, we reported net income of $875,000 or $0.16 per diluted share for the three months ended September 30, 2011 compared to net income of $526,000 or $0.10 per diluted share for the three months ended September 30, 2010. The increase is the result of increased sales and improved gross margin.

Six Months Ended September 30, 2011 Compared to Six Months Ended September 30, 2010

Net sales for the six months ended September 30, 2011 were $11,939,000, an increase of 55% from sales of $7,690,000 reported for the comparable period a year ago.  The increase in sales over the prior year’s six-month period was the result of a 20% increase in spirulina sales and a 91% increase in natural astaxanthin product sales.  Spirulina bulk sales increased 10% while packaged spirulina products increased 36%.  Astaxanthin bulk sales increased 84% while packaged astaxanthin product sales increased 108%. As a percentage of sales, spirulina accounted for 38% of total sales for the six months ended September 30, 2012, compared to 50% for the comparable period a year ago.

International sales represented 34% of net sales for the six months ended September 30, 2011 compared to 44% for the same period a year ago.  For the six months ended September 30, 2011, there were no customers with sales equaling or exceeding 10% of our total sales. For the six months ended September 30, 2010, one customer had sales equal to or greater than 10% of our total sales.

Gross profit for the six months ended September 30, 2011 and September 30, 2010 was $4,894,000 and $3,311,000 respectively. The increase of $1,583,000 is the direct result of increased sales. Gross profit margin, as a percentage of sales, was 41% for the six months ended September 30, 2011, compared to 43% for the comparable period in the prior year.

For the six months ended September 30, 2011, variable production costs increased 25%. Increases in labor, nutrients, utilities, supplies and repair and maintenance costs were a result of efforts to increase production levels.  Fixed costs have increased approximately 21% primarily due to depreciation expense associated with additions to production equipment and increased rent expense. Spirulina production decreased 18% and astaxanthin production increased 86% over the same six month period one year ago.

Operating expenses for the six months ended September 30, 2011 were $3,465,000, an increase of $1,137,000 or 49% from the comparable prior year period.  General and administrative expense increased $659,000 or 47%. The increase is primarily the result of increased bonus, stock option compensation expense and recruiting costs.  Sales and marketing expense increased by $400,000 or 52% as a result increases in external commissions and new marketing and advertising programs for packaged products designed to expand consumer awareness. Research and development expense increased $14,000 or 10% from the comparable prior period, primarily due to increased employee compensation, lab supplies and outside services related to spirulina product usage.

For the six months ended September 30, 2011, we recorded income tax expense of $44,000 related to federal and state taxes, compared to $20,000 for the six months ended September 30, 2010.  The company’s effective tax rate was 3.31% and 2.12% for the six months ended September 30, 2011 and 2010, respectively.  We do not expect any material U.S. federal income taxes to be recorded for the current fiscal year because of available net operating loss carry forwards.  We do not expect to be able to utilize some of our state net operating loss carry forwards for the current fiscal year.

We reported net income of $1,361,000 or $0.25 per diluted share for the six month period ended September 30, 2011.  For the same period a year ago we reported net income of $925,000 or $0.17 per diluted share.

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

Financial Condition

Cash and cash equivalents increased by $2,029,000, or 98% from March 31, 2011 to $4,091,000 at September 30, 2011. Cash provided by operating activities of $2,779,000 increased $2,765,000 from the same six month period of last fiscal year. The increase is due to the increase in net income of $436,000, plus the increase of non-cash expenses of $293,000 and the net change in working capital providing cash of $2,036,000 over the same six month period of last fiscal year.  The net change in current assets and liabilities was largely due to decreased inventory and receivables, and increases in payables and accrued expenses.

As of September 30, 2011, our accounts receivable, net decreased $117,000 to $2,524,000 from $2,641,000 as of March 31, 2011. The decrease in accounts receivable is primarily the result of the timing of sales to some large bulk customers for the quarter. Management believes that its accounts receivable are collectible, net of the allowance for doubtful accounts of $58,000, at September 30, 2011.

Our net inventory decreased $439,000 or 12% to $3,188,000 as of September 30, 2011 compared to $3,627,000 as of March 31, 2011. The decrease in inventory during the first six months of fiscal 2012 is primarily due to the increase in sales.

Total current liabilities increased $360,000 or 16% to $2,556,000 as of September 30, 2011 compared to $2,196,000 as of March 31, 2011.  The increase is mainly due to increased vendor activity in support of the higher sales volume and higher bonus accrual.

Net cash used in investing activities increased by $659,000 over the same six month period of last fiscal year primarily due to the completion of improvements and acquisition of  property plant and equipment, and the return of restricted cash in the amount of $250,000 that occurred in the prior year.  Cash flows used in investing activities reflect capital expenditures which totaled $716,000 during the first six months of fiscal 2012 compared to $307,000 one year ago.

Cash flows used in financing activities are attributable to debt payments during that period which were $105,000 and $176,000 for the first six months of fiscal 2012 and 2011, respectively.

Liquidity and Capital Resources

At September 30, 2011, our working capital was $7,489,000, an increase of $1,204,000 compared to $6,285,000 at March 31, 2011. The increase in working capital is primarily due to the increase in cash, offset by an increase in current liabilities. Cash and cash equivalents at September 30, 2011 totaled $4,091,000, an increase of $2,029,000 from $2,062,000 at March 31, 2011.

The Company has a Term Loan with a lender providing up to $1.1 million in credit, which is secured by substantially all the assets of the Company.  The outstanding balance under the Term Loan as of September 30, 2011 is approximately $584,000 with a maturity date of March 1, 2015 and is payable in equal monthly principal payments plus interest totaling approximately $15,000. The interest rate under the Term Loan, in absence of a default under the agreement, is the prime rate, as defined, in effect as of the close of business on the first day of each calendar quarter, plus 1% (the prime rate was 3.25% at September 30, 2011). We are prohibited by the Term Loan from declaring any common stock dividends without the lender’s prior written consent.

The Company has a line of credit agreement with First Hawaiian Bank in the amount of $350,000 with a maturity date of April 1, 2012.  The obligation is secured by the Company’s U.S. accounts receivable and bears a variable interest rate based on prime (3.25% at September 30, 2011) plus 2%. There was no outstanding balance as of September 30, 2011 and March 31, 2011, respectively. The credit agreement requires the Company to meet certain financial covenants. The Company was in compliance with these financial covenants at September 30, 2011.

We have, as previously reported, experienced a number of factors that have negatively impacted our balance sheet and liquidity. At September 30, 2011, we had an accumulated deficit of $15,439,000 compared to an accumulated deficit of $16,800,000 at March 31, 2011. The accumulated deficit decreased by $1,361,000 for the six months ended September 30, 2011.

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

Capital Resources

We expect fiscal 2012 capital expenditures to be approximately $1,500,000 and to be funded from operating cash flows. This includes capital expenditures in support of our normal operations, and expenditures that we may incur in conjunction with initiatives to improve gross margins and reduce expenses.

Outlook

This outlook section contains a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially.

Our strategic direction has been to position the Company as a world leader in the production and marketing of high-value natural products from microalgae. We are vertically aligned, producing raw materials in the form of microalgae processed at our 90-acre facility in Hawaii, and integrating those raw materials into finished products. In fiscal 2012, our primary focus will be to put a scalable foundation in place, improving our processes, systems, facilities and organization. We will continue putting increased emphasis on our Nutrex Hawaii consumer products to introduce them to a broader consumer market than in prior years. Our focus going forward will continue to be to leverage our experience and reputation for quality, building nutritional brands which promote health and well-being. The foundation of our nutritional products is naturally cultivated Hawaiian Spirulina Pacifica® in powder and tablet form; and BioAstin® Hawaiian Astaxanthin™ antioxidant in extract, softgel caplet and micro-encapsulated beadlet form.   Responding to the increased market demand of astaxanthin products, the Company announced that it will be increasing its astaxanthin production capacity by 33%.  The project is expected to be fully on line within six months.  Information about our Company and our products can be viewed at www.cyanotech.com and www.nutrex-hawaii.com. Consumer products can also be purchased online at www.nutrex-hawaii.com.

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

We have one term loan which adjusts quarterly based on the prime rate, and one revolving line of credit which adjust upon change of the prime rate.  As such, we are exposed to the interest rate risk whereby a 1% increase in the prime rate would lead to an increase of approximately $6,000 in interest expense for the year ending March 31, 2012 (based on September 30, 2011 amounts outstanding).

Item 4.   Controls and Procedures

(a) Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15 (d)-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Security and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. On August 17, 2011 the Company announced the appointment of a new Chief Financial Officer, Jole Deal.

This Form 10-Q should be read in conjunction with Item 9A “Controls and Procedures” of the Company’s Form 10-K for the fiscal year ended March 31, 2011, filed June 23, 2011. There were no material changes in controls and procedures during the current quarter. As of September 30, 2011, management believes systems and procedures were in place to reasonably ensure accurate financial data.

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

a)  An updated Audit Committee Charter has been posted on the Company’s website:  www.cyanotech.com under “Investors” and the link “Corporate Governance.”

b)  In addition to stock option grants under the Company’s 2005 Stock Option Plan to the Company’s Chief Executive Officer (“CEO”) in accordance with the terms of his employment and to the Company’s Chief Financial Officer (“CFO”) in accordance with the terms of her employment (both of which were reported in Form 8-K filings), three other named executive offices were awarded stock options on August 29, 2011, following stockholder approval of a Plan amendment which added 1,375,000 shares to be reserved for issuance under the Plan on August 29, 2011.  The additional shares were needed to meet the Company’s contract obligations to its new CEO and CFO, as well as its existing and projected needs to reward other executive officers and employees over the remaining term of the Plan.  All stock option grants are subject to the terms of the Plan and a stock option agreement required to be executed by each grantee.  The Plan is attached hereto as Exhibit 10.2.

i)  Gerald R. Cysewski, Ph.D., a director and Executive Vice President and Chief Scientific Officer, was awarded 103,000 stock options of which 300 became exercisable on August 29, 2011; 20,600 will become exercisable on August 29, 2012; 20, 900 will become exercisable on August 29, 2013; 21,200 on August 29, 2014; 20,000 will become exercisable on August 29, 2015; and 20,000 will become exercisable on August 29, 2016.  In each instance the grant price was $3.82 per share.

ii)  Glenn D. Jensen, Vice President — Operations, was awarded 37,000 stock options of which 200 became exercisable on August 29, 2011; 7,400 will become exercisable on August 29, 2012; 7,600 will become exercisable on August 29, 2013; 7,800 will become exercisable on August 29, 2014; 7,000 will become exercisable on August 29, 2015; and 7,000 will become exercisable on August 29, 2016.  In each instance the grant price was $3.82 per share.

iii)  Robert J. Capelli, Vice President — Sales, was awarded 27,000 stock options of which 200 became exercisable on August 29, 2011; 5,400 will become exercisable on August 29, 2012; 5,600 will become exercisable on August 29, 2013; 5,800 will become exercisable on August 29, 2014; 5,000 will become exercisable on August 29, 2015; and 5,000 will become exercisable on August 29, 2016.  In each instance the grant price was $3.82 per share.

Item 6.	Exhibits

a)	The following exhibits are furnished with this report:

10.1	2004 Independent Director Stock Option and Restricted Stock Grant Plan, amended and restated November 8, 2011.

10.2	2005 Stock Option Plan, amended August 29, 2011.

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of November 14, 2011

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of November 14, 2011.

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed as of November 14, 2011.

101

The following financial statements from Cyanotech Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYANOTECH CORPORATION
(Registrant)

November 14, 2011	By:	/s/ Brent D. Bailey
(Date)		Brent D. Bailey
President and Chief Executive Officer and Director

November 14, 2011	By:	/s/ Jole Deal
(Date)		Jole Deal
Vice President — Finance & Administration and CFO
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	2004 Independent Director Stock Option and Restricted Stock Grant Plan, amended and restated November 8, 2011.

10.2	2005 Stock Option Plan, amended August 29, 2011.

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of November 14, 2011

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of November 14, 2011.

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed as of November 14, 2011.

101

The following financial statements from Cyanotech Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.