Form 10-Q
period 2011-12-31
CYANOTECH CORP
filed 2012-02-09
CIK 768408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended December 31, 2011

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Number of common shares outstanding as of February 09, 2012:

Title of Class	Shares Outstanding
Common stock - $0.02 par value	5,434,958

CYANOTECH CORPORATION

FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

CYANOTECH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except par value and number of shares)

(Unaudited)

	December 31, 2011	March 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$4,190	$2,062
Accounts receivable, net of allowance for doubtful accounts of $52 at December 31, 2011 and $58 at March 31, 2011	2,855	2,641
Inventories, net	3,556	3,627
Deferred tax assets	17	17
Prepaid expenses and other assets	374	134
Total current assets	10,992	8,481

Equipment and leasehold improvements, net	5,416	4,557
Deferred tax assets	535	535
Other assets	291	287
Total assets	$17,234	$13,860

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$234	$204
Customer deposits	39	115
Accounts payable	1,194	1,054
Accrued expenses	1,343	823
Total current liabilities	2,810	2,196

Long-term debt, excluding current maturities	457	553
Total liabilities	3,267	2,749

Commitments and contingencies

Stockholders’ equity:
Common stock of $0.02 par value, shares authorized 7,500,000; 5,434,598 shares issued and outstanding at December 31, 2011 and 5,391,968 shares at March 31, 2011	109	108
Additional paid-in capital	28,185	27,803
Accumulated deficit	(14,327)	(16,800)
Total stockholders’ equity	13,967	11,111

Total liabilities and stockholders’ equity	$17,234	$13,860

See accompanying Notes to Condensed Consolidated Financial Statements.

CYANOTECH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010

NET SALES	$6,706	$3,919	$18,645	$11,609
COST OF SALES	3,879	2,687	10,924	7,066
Gross profit	2,827	1,232	7,721	4,543

OPERATING EXPENSES:
General and administrative	955	630	3,019	2,036
Sales and marketing	631	502	1,808	1,278
Research and development	77	83	237	229
Loss on disposal of equipment and leasehold improvements	1	—	65	—
Total operating expenses	1, 664	1,215	5,129	3,543

Income from operations	1,163	17	2,592	1,000

Interest expense, net	(14)	(16)	(38)	(54)

Income before provision for income taxes	1,149	1	2,554	946

PROVISION FOR (BENEFIT FROM) INCOME TAXES	36	(9)	81	11

NET INCOME	$1,113	$10	$2,473	$935

NET INCOME PER SHARE:
Basic	$0.21	$0.00	$0.46	$0.18
Diluted	$0.20	$0.00	$0.45	$0.17

SHARES USED IN CALCULATION OF NET INCOME PER SHARE:
Basic	5,424	5,392	5,406	5,340
Diluted	5,571	5,423	5,490	5,366

See accompanying Notes to Condensed Consolidated Financial Statements.

CYANOTECH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended December 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,473	$935
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of equipment and leasehold improvements	65	—
Depreciation and amortization	513	424
Amortization of debt issue costs and other assets	32	21
Share based compensation expense	326	44
Reduction of allowance for doubtful accounts	(6)	—
Net (increase) decrease in assets:
Accounts receivable	(208)	(596)
Inventories	71	(423)
Prepaid expenses and other assets	(275)	(73)
Net increase (decrease) in liabilities:
Customer deposits	(76)	48
Accounts payable	140	(141)
Accrued expenses	520	14
Net cash provided by operating activities	3,575	253

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in equipment and leasehold improvements	(1,438)	(401)
Proceeds from return of restricted cash	—	250
Net cash used in investing activities	(1,438)	(151)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long term debt, net of costs	95	—
Principal payments on long-term debt	(160)	(375)
Proceeds from stock options exercised	56	185
Net cash used in financing activities	(9)	(190)

Net increase (decrease) in cash and cash equivalents	2,128	(88)

Cash and cash equivalents at beginning of period	2,062	817

Cash and cash equivalents at end of period	$4,190	$729

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$30	$35
Income taxes	$60	$12

See accompanying Notes to Condensed Consolidated Financial Statements.

CYANOTECH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2011

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

2.                                      INVENTORIES

Inventories are stated at the lower of cost or market.  Cost is determined by the first-in, first-out method.  Inventories consist of the following:

	December 31, 2011	March 31, 2011
	(in thousands)
Raw materials	$599	$336
Work in process	264	339
Finished goods(1)	2,481	2,787
Supplies	212	165
	$3,556	$3,627

(1)          Net of reserve for obsolescence of $16,000 and $148,000 at December 31, 2011 and March 31, 2011, respectively.

The Company recognizes abnormal production costs, including fixed cost variances from normal production capacity, as an expense in the period incurred. Approximately $236,000 and $652,000 of abnormal production costs were charged to cost of sales for the three and nine months ended December 31, 2011, respectively.  Approximately $360,000 of abnormal production costs were charged to cost of sales for the three and nine months ended December 31, 2010.

3.                                      EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives for equipment and furniture and fixtures, or the shorter of the land lease term or estimated useful lives for leasehold improvements as follows:

Equipment	3 to 10 years
Furniture and fixtures	7 years
Leasehold improvements	10 to 20 years

Equipment and leasehold improvements consist of the following:

	December 31, 2011	March 31, 2011
	(in thousands)
Equipment(1)	$6,533	$6,801
Leasehold improvements	7,398	7,367
Furniture and fixtures	113	95
	14,044	14,263
Less accumulated depreciation and amortization	(9,691)	(9,817)
Construction-in-progress	1,063	111
Equipment and leasehold improvements, net	$5,416	$4,557

(1)          Includes $97,000 of equipment under capital lease with accumulated amortization of $34,000 and $19,000 at December 31, 2011 and March 31, 2011, respectively.

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amount to forecasted undiscounted future cash flows expected to be generated by the asset. If the carrying amount exceeds its estimated future cash flows, then an impairment charge is recognized to the extent that the carrying amount exceeds the asset’s fair value. Management has determined no asset impairment existed as of December 31, 2011 and 2010. The Company recognized a loss on disposal of assets in the amount of $1,000 and $65,000 for the three and nine months ended December 31, 2011, respectively.  There was no disposal of assets for the three and nine months ended December 31, 2010.

4.                                      ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31, 2011	March 31, 2011
	(in thousands)
Wages, commissions	$411	$426
Customer rebates	43	173
Bonuses	457	100
Rent	201	62
Other expenses	231	62
	$1,343	$823

5.                                      LINE OF CREDIT

The Company has a line of credit agreement with First Hawaiian Bank in the amount of $350,000 with a maturity date of April 1, 2012.  The obligation is secured by the Company’s U.S. accounts receivable and bears a variable interest rate based on prime (3.25% at December 31, 2011) plus 2%. There was no outstanding balance as of December 31, 2011 and March 31, 2011, respectively. The credit agreement requires the Company to meet certain financial covenants. The Company was in compliance with these financial covenants at December 31, 2011.

6.                                      LONG-TERM DEBT

Long-term debt consists of the following:

	December 31, 2011	March 31, 2011
	(in thousands)
Term loans	$691	$757
Less current maturities	(234)	(204)
Long-term debt, excluding current maturities	$457	$553

Term Loan Agreements

In February 2008, the Company executed a Term Loan Agreement with a lender providing for $1.1 million in aggregate credit facilities, secured by the Company’s assets. The Term Loan has a maturity date of March 1, 2015 and is payable in 84 equal monthly principal payments plus interest. The interest rate under the Term Loan, in the absence of a default under the agreement, is the prime rate in effect as of the close of business on the first day of each calendar quarter, plus 1%. As of December 31, 2011, the prime rate was 3.25%. The balance under this loan was $545,000 and $660,000 at December 31, 2011 and March 31, 2011, respectively. The Company is prohibited from declaring any common stock dividends without the lender’s prior written consent. The credit agreement requires the Company to meet certain financial covenants. The Company was in compliance with these financial covenants at December 31, 2011.

In March 2009, the Company executed a Term Loan Agreement with John Deere credit providing for $29,000 in equipment, secured by the equipment financed. The Term Loan has a maturity date of March 25, 2013 and is payable in 48 equal monthly principal payments. The interest rate under this Term Loan is 0%.  Imputed interest at a rate of 2% (cash discount offered by seller) has been recorded and will be amortized as interest over the term of the loan. The face value of the term loan is reported in the balance sheets at $9,000, less the unamortized discount of $121at December 31, 2011 and $15,000, less the unamortized discount of $1,000 at March 31, 2011.

In January 2010, the Company executed a Term Loan Agreement with John Deere credit providing for $30,000 in equipment, secured by the equipment financed. The Term Loan has a maturity date of December 28, 2012 and is payable in 36 equal monthly principal payments. The interest rate under this Term Loan is 0%. Imputed interest at a rate of 2% (cash discount offered by seller) has been recorded and will be amortized as interest over the term of the loan. The face value of the term loan is reported in the balance sheets at $10,000, less the unamortized discount of $106 at December 31, 2011 and $17,000, less the unamortized discount of $1,000 at March 31, 2011.

In June 2011, the Company executed a Term Loan Agreement with John Deere credit providing for $43,000 in equipment, secured by the equipment financed. The Term Loan has a maturity date of May 25, 2015 and is payable in 48 equal monthly principal payments. The interest rate under this Term Loan is 0%. Imputed interest at a rate of 2% (cash discount offered by seller) has been recorded and will be amortized as interest over the term of the loan. The face value of the term loan is reported in the balance sheets at $37,000, less the unamortized discount of $1,264 at December 31, 2011.

In September 2011, the Company executed a Term Loan Agreement with Nissan Motor Acceptance Corporation providing for $23,000 in equipment, secured by the equipment financed. The Term Loan has a maturity date of September 13, 2016 and is payable in 60 equal monthly principal payments. The interest rate under this Term Loan is 0%. Imputed interest at a rate of 2% (cash discount offered by seller) has been recorded and will be amortized as interest over the term of the loan. The face value of the term loan is reported in the balance sheets at $21,000, less the unamortized discount of $1,000 at December 31, 2011.

In December 2011, the Company executed a Term Loan Agreement with John Deere credit providing for $30,000 in equipment, secured by the equipment financed. The Term Loan has a maturity date of November 25, 2015 and is payable in 48 equal monthly principal payments. The interest rate under this Term Loan is 0%. Imputed interest at a rate of 2% (cash discount offered by seller) has been recorded and will be amortized as interest over the term of the loan. The face value of the term loan is reported in the balance sheets at $29,000, less the unamortized discount of $1,138 at December 31, 2011.

Capital Lease

In March 2010, the Company executed a capital lease agreement with Thermo Fisher Financial providing for $97,000 in equipment, secured by the equipment financed. The capital lease has a maturity date of March 2013 and is payable in 36 equal monthly payments. The interest rate under this capital lease is 6.6%. The balance under this capital lease was $43,000 at December 31, 2011 and $67,000 at March 31, 2011.

Future principal payments under the term loans and capital lease agreement as of December 31, 2011 are as follows:

Payments Due	(in thousands)
Next 12 Months	$234
Year 2	199
Year 3	196
Year 4	62
Total principal payments	$691

7.                                      LEASES

The Company leases facilities, equipment and land under operating leases expiring through 2026.  The land lease provides for contingent rental in excess of minimum rental commitments based on a percentage of the Company’s sales. Management has accrued for the estimated contingent rent as of December 31, 2011.

Future minimum lease payments under all non-cancelable operating leases at December 31, 2011 are as follows:

Payments Due	(in thousands)
Next 12 Months	$306
Year 2	314
Year 3	320
Year 4	280
Year 5	179
Thereafter through 2026	1,332
Total minimum lease payments	$2,731

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

Stock Options

The Company has the following two shareholder approved plans under which shares were available for equity based awards: the 2005 Stock Option Plan (the “2005 Plan”) wherein 2,075,000 shares of common stock are reserved for issuance until the Plan terminates on August 21, 2015, and; the Independent Director Stock Option and Stock Grant Plan (the “2004 Directors Plan”) wherein 200,000 shares of common stock are reserved for issuance until the plan terminates in 2014.

Under the 2005 Plan, eligible employees and certain independent consultants may be granted options to purchase shares of the Company’s common stock. The shares issuable under the 2005 Plan will either be shares of the Company’s authorized but previously unissued common stock or shares reacquired by the Company, including shares purchased on the open market.  As of December 31, 2011, there were 666,038 shares available for grant under the 2005 Plan.

Under the 2004 Directors Plan, upon election to the Board of Directors at an annual stockholders meeting, a newly elected non-employee director will be granted a ten-year option to purchase 6,000 shares of the Company’s common stock. Options granted vest and become exercisable six months from the date of grant.  In addition, on the date of each annual stockholders meeting, each non-employee director continuing in office is automatically issued 2,000 shares of the Company’s common stock, and an additional 2,000 shares to the director serving as Chairman of the Board, non-transferable for six months following the date of grant. As of December 31, 2011, there were 143,123 shares available for grant under the 2004 Directors Plan.

The following table presents shares authorized, available for future grant and outstanding under each of the Company’s plans:

	As of December 31, 2011
	Authorized	Available	Outstanding

2005 Plan	2,075,000	666,038	1,244,886
2004 Directors Plan	200,000	143,123	12,000
1994 Plan	—	—	750
Total	2,275,000	809,161	1,257,636

All stock option grants made under the 2005 Plan and the 2004 Directors Plan were at exercise prices no less than the Company’s closing common stock price on the date of grant. Options under the 2005 Plan and 2004 Directors Plan were determined by the Board of Directors or the Stock Option and Compensation Committee of the Board in accordance with the provisions of the respective plans.  The terms of each option grant include vesting, exercise and other conditions are set forth in a Stock Option Agreement evidencing each grant. No option can have a life in excess of ten (10) years under the respective plan.  The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model. The model requires various assumptions, including a risk-free interest rate, the expected term of the options, the expected stock price volatility over the expected term of the options and the expected dividend yield. Compensation expense for employee stock options is recognized ratably over the vesting term which ranges from 6 months to five years. Compensation expense recognized for options issued under the 2005 Plan was $121,000 and $289,000 for the three and nine months ended December 31, 2011, respectively. Compensation expense recognized for options issued under the 2005 Plan was $7,000 and $23,000 for the three and nine months ended December 31, 2010, respectively. Independent Director compensation expense recognized for options issued under the 2004 Directors Plan was $6,000 and $40,000 for the three and nine months ended December 31, 2011, respectively. Independent Director compensation expense recognized for options issued under the 2004 Directors Plan was $0 and $21,000 for the three and nine months ended December 31, 2010, respectively. All share-based compensation has been classified as General and Administrative expense.

A summary of option activity under the Company’s stock plans for the nine months ended December 31, 2011 is presented below:

Option Activity	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2011	426,650	$2.49
Granted	922,516	3.87
Exercised	(31,430)	$1.80
Forfeited	(59,350)	$2.14
Expired	(750)	$4.20
Outstanding at December 31, 2011	1,257,636	$3.53	9.3 years	$4,297,504
Exercisable at December 31, 2011	53,270	$2.36	7.5 years	$244,334

The aggregate intrinsic value in the table above is before applicable income taxes and represents the excess amount over the exercise price optionees would have received if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price of $6.95 for such day.

A summary of the Company’s non-vested options for the nine months ended December 31, 2011 is presented below:

Nonvested Options	Shares	Weighted Average Grant-Date Fair Value
Nonvested at March 31, 2011	377,040	$1.87
Granted	922,516	2. 78
Vested	(38,180)	1.43
Forfeited or expired	(57,010)	1.15
Nonvested at December 31, 2011	1,204,366	$2.51

The following table summarizes the weighted average characteristics of outstanding stock options as of December 31, 2011:

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Number of Shares	Remaining Life (Years)	Weighted Average Price	Number of Shares	Weighted Average Price
$ 1.41 - $3.00	123,520	7.0	$1.98	39,120	$1.91
$ 3.01 - $4.40	1,079,116	9.5	3.63	14,150	3.63
$ 4.41 - $5.40	55,000	9.8	5.16	—	—
Total stock options	1,257,636	9.3	$3.53	53,270	$2.36

There were 55,000 and 922,516 stock options granted during the three and nine months ended December 31, 2011, respectively. No stock options were granted during the three and nine months ended December 31, 2010. The value assumptions related to options granted during the nine months ended December 31, 2011 were as follows:

2011
Exercise Price:	$3.58 - 5.40
Volatility:	56.18 - 78.61%
Risk Free Rate:	0.09 - 2.25%
Vesting Period:	0 - 5 years
Forfeiture Rate:	0 - 16.88%
Expected Life	0.25- 8.25 years
Dividend Rate	0%

As of December 31, 2011, total unrecognized share-based compensation expense related to all unvested stock options was $2,253,000, which is expected to be expensed over a weighted average period of 4.6 years.

Warrant

At December 31, 2011 the Company had no warrants outstanding. At December 31, 2010, the Company had a single warrant outstanding which allowed the warrant holder rights to acquire 5,000 shares of the Company’s common stock.  The warrant was valued at the date of grant and was amortized as premium, but was subsequently deemed to have no value as a result of a reverse split which occurred in a prior year.  Accordingly, no expense was recognized during the three and nine months ended December 31, 2011 or 2010.  The warrant expired in April 2011.

9.                                      INCOME TAXES

Income taxes are provided on the pretax income in the consolidated financial statements. The tax provision is based on the current quarter activity of the legal entities and jurisdictions in which the Company operates. Tax credits are recognized as a reduction to income taxes in the year the credits are earned, accordingly, the effective tax rate may vary from the customary relationship between income tax expense (benefit) and pretax income.  The effective tax rate for the three and nine months ended December 31, 2011 differs from the statutory rate due to utilization of net operating loss carryforwards that have been fully reserved due to the Company’s inconsistent taxable income in recent years and uncertainty about taxable income in future years.

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

As of December 31, 2011, there was no significant liability for income tax associated with unrecognized tax benefits. The Company recognizes accrued interest related to unrecognized tax benefits as well as any related penalties in interest income or expense in its consolidated condensed statements of operations, which is consistent with the recognition of these items in prior reporting periods.

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

Reconciliations between the numerator and the denominator of the basic and diluted earnings per share computations for the three months ended December 31, 2011 and 2010 are as follows:

	Three Months Ended December 31, 2011
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands)
Basic income per share	$1,113	5,424	$0.21
Effect of dilutive securities—Common stock options	—	147	(0.01)
	$1,113	5,571	$0.20

	Three Months Ended December 31, 2010
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands)
Basic income per share
Effect of dilutive securities — Common stock options	$10	5,392	$0.00
Diluted income per share	—	31	—
	$10	5,423	$0.00

Reconciliations between the numerator and the denominator of the basic and diluted earnings per share computations for the nine months ended December 31, 2011 and 2010 are as follows:

	Nine Months Ended December 31, 2011
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands)
Basic income per share	$2,473	5,406	$0.46
Effect of dilutive securities—Common stock options	—	84	(0.01)
Diluted income per share	$2,473	5,490	$0.45

	Nine Months Ended December 31, 2010
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands)
Basic income per share	$935	5,340	$0.18
Effect of dilutive securities — Common stock options	—	26	(0.01)
Diluted income per share	$935	5,366	$0.17

Diluted earnings per share does not include the impact of common stock options totaling 786,756 and 6,750 for the three months ended December 31, 2011 and 2010, respectively, and 1,134,116 and 10,180 for the nine months ended December 31, 2011 and 2010, respectively, as the effect of their inclusion would be anti-dilutive.

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

Overview

Comparisons of selected consolidated statements of operations data as reported herein follow for the periods indicated (dollars in thousands):

	Three Months Ended
	December 31, 2011	December 31, 2010	Change
Net sales:
Spirulina products	$2,087	$1,799	16%
Natural astaxanthin products	4,612	2,118	118%
Other products	7	2	250%
Total sales, all products	$6,706	$3,919	71%

Gross profit	$2,827	$1,232	129%
Income from operations	$1,163	$17	6,741%
Net income	$1,113	$10	11,030%

	Nine Months Ended
	December 31, 2011	December 31, 2010	Change
Net sales:
Spirulina products	$6,655	$5,620	18%
Natural astaxanthin products	11,974	5,984	100%
Other products	16	5	220%
Total sales, all products	$18,645	$11,609	61%

Gross profit	$7,721	$4,543	70%
Income from operations	$2,592	$1,000	159%
Net income	$2,473	$935	164%

Results of Operations

Third Quarter of Fiscal 2012 Compared to Third Quarter of Fiscal 2011

Net sales for the three months ended December 31, 2011 were $6,706,000, a 71% increase from the $3,919,000 reported for the comparable period a year ago.  Spirulina sales increased 16% in the current quarter compared to last year due to an 11% increase in bulk sales and a 24% increase in packaged product sales. As a percentage of sales, spirulina accounted for 31% of total sales in the third quarter of fiscal 2012, compared to 46% for the comparable period a year ago.

Natural astaxanthin product sales increased 118% over the third quarter of the prior year due to a 112% increase in bulk product sales and a 131% increase in packaged product sales. Natural astaxanthin product sales increased to 69% of total sales in the third quarter of fiscal 2012 from 54% of total sales in the third quarter of fiscal 2011.  The increase in sales can be attributed to the continued affect of previous media reports on the benefits of astaxanthin and the Company’s focus on expanding its presence in the growing consumer market for health and nutritional supplement products.

International sales were 29% of total sales for the third quarter of fiscal year 2012 and 44% in the third quarter of 2011. The decrease in international sales as a percentage of total sales is due to the $2,578,000 increase in domestic sales from the same period in the prior year.  Major customers are those equaling or exceeding 10% of our sales for the period. There were no customers who had sales equaling or exceeding 10% of sales for the third quarter of 2012 and the comparable period of the prior year.

Gross profit for the three months ended December 31, 2011and 2010 was $2,827,000 and $1, 232,000, respectively.  The increase of $1,595,000 is the direct result of increased sales and improved efficiency with regard to astaxanthin production. Gross profit margin, as a percentage of sales, was 42% for the three months ended December 31, 2011, compared to 31% for the comparable period in the prior year.

Variable production costs increased by 27% in the current period compared to one year ago. Increases in labor, nutrients, utilities, supplies and repair and maintenance costs were related to an increase in production levels of 23% for spirulina and 118% for astaxanthin over the same quarter one year ago.  Fixed costs have increased approximately 18% primarily due to depreciation expense associated with additions to production equipment and increased rent expense.

Operating expenses were $1,664,000 during the three months ended December 31, 2011 compared to $1,215,000 for the three months ended December 31, 2010, an increase of $449,000. The increase was due to the following: (i) a $325,000 increase in general and administrative expense, primarily the result of increased bonus, stock option compensation expense, relocation and severance costs; and (ii) a $129,000 increase in sales and marketing expense, due primarily to increases in external commissions and new marketing and advertising programs for packaged products.  As a percentage of sales, operating expenses in the three months ended December 31, 2011 were 25%, as compared to 31% in the three months ended December 31, 2010.

We recorded income tax expense of $36,000 related to federal and state taxes for the three months ended December 31, 2011 compared to an income tax benefit of $9,000 recorded for the comparable prior year period. The company’s effective tax rate was 3.55% and 0% for the three months ended December 31, 2011 and 2010, respectively. We do not expect any material U.S. federal income taxes to be recorded for the current fiscal year as a result of available net operating loss carry forwards.  We do not expect to be able to utilize any of our state net operating loss carry forwards for the current fiscal year.

Nine Months Ended December 31, 2011 Compared to Nine Months Ended December 31, 2010

Net sales for the nine months ended December 31, 2011 were $18,645,000, an increase of 61% from sales of $11,609,000 reported for the comparable period a year ago.  The increase in sales over the prior year’s nine-month period was the result of an 18% increase in spirulina sales and a 100% increase in natural astaxanthin product sales.  Spirulina bulk sales increased 11% while packaged spirulina products increased 32%.  Astaxanthin bulk sales increased 94% while packaged astaxanthin product sales increased 116%.  As a percentage of sales, spirulina accounted for 36% of total sales for the nine months ended December 31, 2011, compared to 48% for the comparable period a year ago.  The increase in sales can be attributed to the continued affect of media reports on the benefits of astaxanthin and the Company’s focus on expanding its presence in the growing consumer market for health and nutritional supplement products.

International sales represented 32% of net sales for the nine months ended December 31, 2011 compared to 44% for the same period a year ago.  For the nine months ended December 31, 2011, there were no customers with sales equaling or exceeding 10% of our total sales. For the nine months ended December 31, 2010, one customer had sales equal to or greater than 10% of our total sales.

Gross profit for the nine months ended December 31, 2011 and December 31, 2010 was $7,721,000 and $4,543,000 respectively. The increase of $3,178,000 is the direct result of increased sales and improved efficiency with regard to astaxanthin production. Gross profit margin, as a percentage of sales, was 41% for the nine months ended December 31, 2011, compared to 39% for the comparable period in the prior year.

For the nine months ended December 31, 2011, variable production costs increased 26%. Increases in labor, nutrients, utilities, supplies and repair and maintenance costs related to an increase in astaxanthin production levels of 94%, offset by a decrease in spirulina production levels of 8% over the same period one year ago.  Fixed costs have increased approximately 20% primarily due to depreciation expense associated with additions to production equipment and increased rent expense

Operating expenses for the nine months ended December 31, 2011 were $5,129,000, an increase of $1,586,000 or 45% from the comparable prior year period.  This increase was due to the following: (i) a $983,000 increase in general and administrative expense, primarily the result of increased bonus ($262,000), stock option compensation expense ($273,000), recruiting, relocation and severance costs; and (ii) an increase of $530,000 in sales and marketing expenses, due primarily to external commissions ($224,000) and new marketing and advertising programs for packaged products designed to expand consumer awareness ($171,000).

For the nine months ended December 31, 2011, we recorded income tax expense of $81,000 related to federal and state taxes, compared to $11,000 for the nine months ended December 31, 2010.  The company’s effective tax rate was 3.42% and 1.19% for the nine months ended December 31, 2011 and 2010, respectively.  We do not expect any material U.S. federal income taxes to be recorded for the current fiscal year because of available net operating loss carry forwards.  We do not expect to be able to utilize any of our state net operating loss carry forwards for the current fiscal year.

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

Financial Condition

Cash and cash equivalents increased by $2,128,000, or 103% from March 31, 2011 to $4,190,000 at December 31, 2011. Cash provided by operating activities of $3,575,000 increased $3,322,000 from the same nine month period of last fiscal year. The increase is due to the increase in net income of $1,538,000, plus the increase of non-cash expenses of $441,000 and the net change in working capital providing cash of $1,343,000 over the same nine month period of last fiscal year.

As of December 31, 2011, our accounts receivable, net increased $214,000 to $2,855,000 from $2,641,000 as of March 31, 2011. The increase in accounts receivable is primarily the result of the timing of sales to some large bulk customers for the quarter. Management believes that its accounts receivable are collectible, net of the allowance for doubtful accounts of $52,000 at December 31, 2011.

Our net inventory decreased $71,000 or 2% to $3,556,000 as of December 31, 2011 compared to $3,627,000 as of March 31, 2011. The decrease in inventory during the first nine months of fiscal 2012 is primarily due to the increase in sales.

Total current liabilities increased $614,000 or 28% to $2,810,000 as of December 31, 2011 compared to $2,196,000 as of March 31, 2011.  The increase is mainly due to increased vendor activity in support of the higher sales volume and higher bonus accrual.

Net cash used in investing activities increased by $1,285,000 over the same nine month period of last fiscal year primarily due to the completion of improvements and acquisition of property plant and equipment, and the return of restricted cash in the amount of $250,000 that occurred in the prior year.  Cash flows used in investing activities reflect capital expenditures which totaled $1,436,000 during the first nine months of fiscal 2012 compared to $401,000 one year ago.

Cash flows used in financing activities are attributable to debt payments during that period which were $160,000 and $375,000 for the first nine months of fiscal 2012 and 2011, respectively.

Liquidity and Capital Resources

At December 31, 2011, our working capital was $8,182,000, an increase of $1,897,000 compared to $6,285,000 at March 31, 2011. The increase in working capital is primarily due to the increase in cash, offset by an increase in current liabilities. Cash and cash equivalents at December 31, 2011 totaled $4,190,000, an increase of $2,128,000 from $2,062,000 at March 31, 2011.

The Company has a Term Loan with a lender providing up to $1.1 million in credit, which is secured by substantially all the assets of the Company.  The outstanding balance under the Term Loan as of December 31, 2011 is approximately $545,000 with a maturity date of March 1, 2015 and is payable in equal monthly principal payments plus interest totaling approximately $15,000. The interest rate under the Term Loan, in absence of a default under the agreement, is the prime rate, as defined, in effect as of the close of business on the first day of each calendar quarter, plus 1% (the prime rate was 3.25% at December 31, 2011). We are prohibited by the Term Loan from declaring any common stock dividends without the lender’s prior written consent.

The Company has a line of credit agreement with First Hawaiian Bank in the amount of $350,000 with a maturity date of April 1, 2012.  The obligation is secured by the Company’s U.S. accounts receivable and bears a variable interest rate based on prime (3.25% at December 31, 2011) plus 2%. There was no outstanding balance as of December 31, 2011 and March 31, 2011, respectively. The credit agreement requires the Company to meet certain financial covenants. The Company was in compliance with these financial covenants at December 31, 2011.

We have, as previously reported, experienced a number of factors that have negatively impacted our balance sheet and liquidity. At December 31, 2011, we had an accumulated deficit of $14,327,000 compared to an accumulated deficit of $16,800,000 at March 31, 2011. The accumulated deficit decreased by $2,473,000 for the nine months ended December 31, 2011.

For the remainder of fiscal 2012, we expect to spend approximately $600,000 in capital expenditures, consisting primarily of operating equipment and building improvements.

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

Our strategic direction has been to position the Company as a world leader in the production and marketing of high-value natural products from microalgae. We are vertically aligned, producing raw materials in the form of microalgae processed at our 90-acre facility in Hawaii, and integrating those raw materials into finished products. In fiscal 2012, our primary focus has been to put a scalable foundation in place, improving our processes, systems, facilities and organization. We will continue putting increased emphasis on our Nutrex Hawaii consumer products to introduce them to a broader consumer market than in prior years. Our focus going forward will continue to be to leverage our experience and reputation for quality, building nutritional brands which promote health and well-being. The foundation of our nutritional products is naturally cultivated Hawaiian Spirulina Pacifica® in powder and tablet form; and BioAstin® Hawaiian Astaxanthin™ antioxidant in extract, softgel caplet and micro-encapsulated beadlet form.   Responding to the increased market demand of astaxanthin products, the Company announced that it will be increasing its astaxanthin production capacity by 33%.  The project is expected to be fully on line during April 2012.  Information about our Company and our products can be viewed at www.cyanotech.com and www.nutrex-hawaii.com. Consumer products can also be purchased online at www.nutrex-hawaii.com.

We are focused on sustainability of production levels in order to promote growth in our astaxanthin and spirulina product lines. We will continue to improve and expand this line to meet the demand of consumers. Cyanotech filed a New Dietary Ingredient (NDI) notice with the US FDA to allow a 12 mg dosage of BioAstin Natural Astaxanthin to cover the broad spectrum of potential users. The NDI was reviewed by the FDA without comment and Cyanotech’s BioAstin® Natural Astaxanthin is now permitted at 12 mg per day. This compares to other brands whose allowed levels range from 4 mg – 7.8 mg per daily serving. The Company has now introduced a new 12 mg BioAstin softgel capsule which is available as a bulk gelcap product and as a finished consumer product through Nutrex Hawaii. We will continue to promote the nutritional superiority of Hawaiian grown spirulina to maintain and expand market share. Significant sales variability between periods and even across several periods can be expected based on historical results.

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

Item 4.   Controls and Procedures

(a) Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15 (d)-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Security and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.  Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal period covered by this Quarterly Report on Form 10-Q.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective to meet the objective for which they were designed and operate at the reasonable assurance level.

This Form 10-Q should be read in conjunction with Item 9A “Controls and Procedures” of the Company’s Form 10-K for the fiscal year ended March 31, 2011, filed June 23, 2011.

As noted in prior years’ Forms 10-K, errors were identified in the calculations and applications of certain accounting practices relating to the carrying value of inventory. Throughout the years subsequent to the identification of the weakness, management has continuously added measures to improve and evaluate the effectiveness of controls over financial reporting. These measures include:  upgrades and improvements to the Company’s resource management system; automation of manual functions within the resource management system, through the use of interfacing add-on applications and through software application that manage critical data independently; subscription to an online knowledgebase to provide the latest updates and checklists of accounting and reporting standards; additional accounting personnel and system training. Based on these measures, management believes systems and procedures are in place and effective to reasonably ensure accurate financial data as of December 31, 2011.

(b) Changes to Internal Control Over Financial Reporting

We automated several key processes related to the valuation of inventory in order to address the material weakness identified in the prior years, we are continuously making changes in our accounting procedures and processes. These changes, designed to improve our internal controls, relate to proper accounting for inventory costs in accordance with GAAP and with internal control over financial reporting. Accordingly, judgments and separate manual analyses are required to properly allocate costs to inventory and will likely continue to be required.

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

Item 5.                   Other Information

None.

Item 6.                   Exhibits

a)                   The following exhibits are furnished with this report:

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of February 9, 2012.

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of February 9, 2012.

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed as of February 9, 2012.

101

The following financial statements from Cyanotech Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYANOTECH CORPORATION
(Registrant)

February 9, 2012	By:	/s/ Brent D. Bailey
(Date)		Brent D. Bailey
President and Chief Executive Officer and Director

February 9, 2012	By:	/s/ Jole Deal
(Date)		Jole Deal
Vice President — Finance & Administration and CFO
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of February 9, 2012.

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of February 9, 2012.

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed as of February 9, 2012.

101

The following financial statements from Cyanotech Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.