Form 10-K/A
period 2011-03-31
CYANOTECH CORP
filed 2012-02-21
CIK 768408

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

Common Stock, $0.02 par value
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

Number of shares outstanding of Registrant’s Common Stock at June 17, 2011 was 5,395,168.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement for its 2011 Annual Meeting of Stockholders, as filed with the Securities and Exchange Commission on July 20, 2011 and  used in connection with the Annual Meeting of Stockholders held on August 29, 2011,  and Amendment No. 1 to the Definitive Proxy Statement as filed on February 21, 2012 are incorporated by reference in Part III of this Form 10-K.

Explanatory Note

Cyanotech Corporation is filing this Amendment No. 1 to its Annual Report Form 10-K for the year ended March 31, 2011, previously filed with the Securities and Exchange Commission (the “SEC”), on June 23, 2011 (the “Original Filing”). The Registrant is filing this Amendment in response to comments received from SEC staff by letter dated February 3, 2012 to correct, supplement or clarify our discussion in Item 1of Patents, Trademarks and Licenses and in Item 9A Controls and Procedures. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment and apply to this filing and the Original Filing, as amended.  Except for the foregoing items, the information herein continues to describe conditions as of the filing of the Form 10-K on June 23, 2011.

PART I

Item 1.  Business

Patents, Trademarks and Licenses

We have been granted five United States patents:  two on aspects of our production methods and three relating to usage of our BioAstin products.

Our production method patents include:  (i) a utility patent on drying microalgae and micro algal products, which expires in October 2012; and (ii) a utility patent on microalgae production technology, which will expire in October 2016.  Our patents relating to usage of our BioAstin products are three utility patents on the use of astaxanthin, which will expire in December 2019, February 2020 and April 2020.

Although we view our proprietary rights as important, we currently believe that a loss of patent rights is not likely to have a material adverse effect on our present business as a whole.  Instead, our commercial results mainly depend upon our trade secrets, know-how, other non-patent proprietary rights, relationships, our climate and our location.  As a result, we feel that our competitors in the U.S. would not be able to implement competing technology covered by our patents now, after their expirations or otherwise, without our same combination of non-patented attributes.

Our operations are not dependent upon any single trademark, although some trademarks are identified with a number of our products and are important in the sale and marketing of such products.

PART II

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer (“CEO”) and chief financial officer (“CFO”), we have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15(d)-15(e) of the Exchange Act as of the end of the period covered by this Report. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management evaluated the effectiveness of our internal control over financial reporting as of March 31, 2011. This assessment was based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, using those criteria, management concluded that our internal control over financial reporting was not effective as of March 31, 2011 due to material weaknesses in our internal control over financial reporting in the calculations and applications of certain accounting practices relative to the carrying value of inventory.

A material weakness in internal control over financial reporting (as defined in Auditing Standard No. 5 of the Public Company Accounting Oversight Board) is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected by the entity’s internal control. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to a permanent exemption from the internal control audit requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002.

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

Limitations on the Effectiveness of Controls.

Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls and procedures will prevent all errors and all fraud. A control system no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within a company are detected. The inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistakes. Controls can also be circumvented by the individual acts of some persons, or by collusion of two or more people. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Exhibits

Exhibit Number	Document Description

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of February 21, 2012.

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of February 21, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 21st day of February, 2012

CYANOTECH CORPORATION

By:	/s/ Brent D. Bailey
Brent D. Bailey
President and Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Brent D. Bailey	President and Chief Executive Officer and Director	February 21, 2012
Brent D. Bailey

/s/ Jole Deal	Chief Financial Officer, Vice President—Finance and Administration,	February 21, 2012
Jole Deal	Secretary and Treasurer (Principal Financial and Accounting Officer)

/s/ Michael A. Davis	Chairman of the Board	February 21, 2012
Michael A. Davis

/s/ Ralph K. Carlton	Director	February 21, 2012
Ralph K. Carlton

/s/ Thomas F. Chen	Director	February 21, 2012
Thomas F. Chen

/s/ Gerald R. Cysewski, PH.D.	Director, Executive Vice President and Chief Scientific Officer	February 21, 2012
Gerald R. Cysewski

/s/ John T. Waldron	Director	February 21, 2012
John T. Waldron

(b)                                 Exhibit Listing

Exhibit Number	Document Description

31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of February 21, 2012.
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of February 21, 2012.

*                                         Included herewith. Other exhibits were filed as shown above.