Form 10-Q/A
period 2011-06-30
CYANOTECH CORP
filed 2012-02-21
CIK 768408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q/A

(Amendment No. 1)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended June 30, 2011

Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, which the Registrant previously filed with the Securities and Exchange Commission (the “SEC”) on August 11, 2011 (the “Original Filing”). The Registrant is filing this Amendment in response to comments received from SEC staff by letter dated February 3, 2012 to correct, supplement or clarify our disclosures in Item 4: Controls and Procedures.  In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment and apply to this filing and the Original Filing, as amended.  Except as set forth below, the Original Filing has not been amended, updated or otherwise modified.

PART I.  FINANCIAL INFORMATION

Item 4.  Controls and Procedures

(a) Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15 (d)-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.  Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal period covered by this Quarterly Report on Form 10-Q.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective to meet the objective for which they were designed and operate at the reasonable assurance level.

This Form 10-Q should be read in conjunction with Item 9A “Controls and Procedures” of the Company’s Form 10-K for the fiscal year ended March 31, 2011, filed June 23, 2011, and the Company’s Form 10-K/A for the same period filed concurrently herewith on February 21, 2012.

As noted in prior years’ Forms 10-K, errors were identified in the calculations and applications of certain accounting practices relating to the carrying value of inventory. Throughout the years subsequent to the identification of the weakness, management has continuously added measures to improve and evaluate the effectiveness of controls over financial reporting. These measures include:  upgrades and improvements to the Company’s resource management system; automation of manual functions within the resource management system, through the use of interfacing add-on applications and through software application that manage critical data independently; subscription to an online knowledgebase to provide the latest updates and checklists of accounting and reporting standards; additional accounting personnel and system training. Based on these measures, management believes systems and procedures are in place and effective to reasonably ensure accurate financial data as of June 30, 2011.

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

CYANOTECH CORPORATION
(Registrant)

February 21, 2012	By:	/s/ Brent D. Bailey
(Date)		Brent D. Bailey
President and Chief Executive Officer and Director

February 21, 2012	By:	/s/ Jole Deal
(Date)		Jole Deal
Vice President — Finance & Administration and CFO
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of February 21, 2012.

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of February 21, 2012.