Form 10-Q/A
period 2011-09-30
CYANOTECH CORP
filed 2012-02-21
CIK 768408

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, which the Registrant previously filed with the Securities and Exchange Commission (the “SEC”) on November 14, 2011 (the “Original Filing”). The Registrant is filing this Amendment in response to comments received from SEC staff by letter dated February 3, 2012 to correct, supplement or clarify our disclosures in Item 4: Controls and Procedures.  In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment and apply to this filing and the Original Filing, as amended.  Except as set forth below, the Original Filing has not been amended, updated or otherwise modified.

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

As noted in prior years’ Forms 10-K, errors were identified in the calculations and applications of certain accounting practices relating to the carrying value of inventory. Throughout the years subsequent to the identification of the weakness, management has continuously added measures to improve and evaluate the effectiveness of controls over financial reporting. These measures include: upgrades and improvements to the Company’s resource management system; automation of manual functions within the resource management system, through the use of interfacing add-on applications and through software application that manage critical data independently; subscription to an online knowledgebase to provide the latest updates and checklists of accounting and reporting standards; additional accounting personnel and system training. Based on these measures, management believes systems and procedures are in place and effective to reasonably ensure accurate financial data as of September 30, 2011.

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