Form 10-K
period 2012-03-31
CYANOTECH CORP
filed 2012-06-21
CIK 768408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2012

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
(Do not check if a smaller reporting company)

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐  Yes  ☒  No

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant on September 30, 2011 was approximately $15,991,566 based on the closing sale price of the Common Stock on the NASDAQ Capital Market on that date.

Number of shares outstanding of Registrant’s Common Stock at June 15, 2012 was 5,440,968.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement for its 2012 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission on or prior to July 30, 2012 and to be used in connection with the Annual Meeting of Stockholders expected to be held on August 27, 2012, are incorporated by reference in Part III of this Form 10-K.

FORWARD-LOOKING STATEMENTS

This Report and other presentations made by Cyanotech Corporation (“CYAN”) and its subsidiary contain “forward-looking statements,” which include statements that are predictive in nature, depend upon or refer to future events or conditions, and usually include words such as “expects,” “anticipates,” “intends,” “plan,” “believes,” “predicts”, “estimates” or similar expressions. In addition, any statement concerning future financial performance, ongoing business strategies or prospects and possible future actions are also forward-looking statements. Forward-looking statements are based upon current expectations and projections about future events and are subject to risks, uncertainties and the accuracy of assumptions concerning CYAN and its subsidiary (collectively, the “Company”), the performance of the industry in which CYAN does business, and economic and market factors, among other things. These forward-looking statements are not guarantees of future performance.  You should not place undue reliance on forward-looking statements.

Forward-looking statements speak only as of the date of the Report, presentation or filing in which they are made. Except to the extent required by the Federal Securities Laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Our forward-looking statements in this Report include, but are not limited to:

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

These forward-looking statements are subject to risk, uncertainties and assumptions about us and our operations that are subject to change based on various important factors, some of which are beyond our control. The following factors, among others, could cause our financial performance to differ significantly from the goals, plans, objectives, intentions and expectations expressed in our forward-looking statements:

•                  Environmental restrictions, soil and water conditions, levels of sunlight and seasonal weather patterns, particularly heavy rain, wind and other hazards;

•                  Consumer perception of our products due to adverse scientific research or findings, publicity regarding nutritional supplements, litigation, regulatory investigations or other national media attention;

•                  The effects of competition, including locations of competitors and operating and market competition;

•                  Demand for our products, the quantities and qualities thereof available for sale and levels of customer satisfaction, including significant unforeseen fluctuations in global demand for products similar to our products;

•                  Our dependence on the experience, continuity and competence of our executive officers and other key employees;

•                  The added risks associated with the current local, national and world economic crises, including but not limited to, the volatility of crude oil prices, inflation and currency fluctuations;

•                  Changes in domestic and/or foreign laws, regulations or standards, affecting nutraceutical products or our methods of operation;

•                  Access to available and reasonable financing on a timely basis;

•                  Changes in laws, corporate governance requirements and tax rates, regulations, accounting standards and the application to us or the nutritional products  industry of new decisions by courts, regulators or other government authorities;

•                  The risk associated with the geographic concentration of our business;

•                  Acts of war, terrorist incidents or natural disasters; and

•                  Other risks or uncertainties described elsewhere in this Report and in other periodic reports previously and subsequently filed by us with the Securities and Exchange Commission.

PART I

Item 1.  Business

Unless otherwise indicated, all references in this report to the “Company”, “we”, “us”, “our”, and “Cyanotech” refer to Cyanotech Corporation and its wholly owned subsidiary, Nutrex Hawaii, Inc. (“Nutrex Hawaii” or “Nutrex”), a Hawaii corporation.

General

We are a world leader in the production of high value natural products derived from microalgae. Incorporated in 1983, we are guided by the principle of providing beneficial, quality microalgal products for health and human nutrition in a sustainable, reliable and environmentally sensitive operation. We are ISO 9001:2008 compliant and GMP (Good Manufacturing Practices) certified by the Natural Products Association™, reinforcing our commitment to quality in our products, quality in our relationships (with our customers, suppliers, co-workers and the communities we live in), and quality of the environment in which we work. Our products include:

•                  Hawaiian Spirulina Pacifica® - a nutrient-rich dietary supplement used for extra energy, a strengthened immune system, cardiovascular benefits and as a source of antioxidant carotenoids; and

•                  Hawaiian BioAstin® natural astaxanthin - a powerful dietary antioxidant shown to support and maintain the body’s natural inflammatory response, to enhance skin, and to support eye and joint health.  It has expanding applications as a human nutraceutical and functional food ingredient

Microalgae are a diverse group of microscopic plants that have a wide range of physiological and biochemical characteristics and contain, among other things, high levels of natural protein, amino acids, vitamins, pigments and enzymes. Microalgae have the following properties that make commercial production attractive: (1) microalgae grow much faster than land grown plants, often up to 100 times faster; (2) microalgae have uniform cell structures with no bark, stems, branches or leaves, permitting easier extraction of products and higher utilization of the microalgae cells; and (3) the cellular uniformity of microalgae makes it practical to control the growing environment in order to optimize a particular cell characteristic. Efficient and effective cultivation of microalgae requires consistent light, warm temperatures, low rainfall and proper chemical balance in a very nutrient-rich environment, free of environmental contaminants and unwanted organisms. This is a challenge that has motivated us to design, develop and implement proprietary production and harvesting technologies, systems and processes in order to provide human nutritional products derived from microalgae.

Our production of these products at the 90-acre facility on the Kona Coast of the island of Hawaii provides several benefits. We selected the Keahole Point location in order to take advantage of relatively consistent warm temperatures, sunshine and low levels of rainfall needed for optimal cultivation of microalgae. This location also offers us access to cold deep ocean water, drawn from an offshore depth of 2,000 feet, which we use in our Ocean-Chill Drying system to eliminate the oxidative damage caused by standard drying techniques and as a source of trace nutrients for microalgal cultures. The area is also designated a Biosecure Zone, free of pesticides and herbicides. We believe that our technology, systems, processes and favorable growing location generally permit year-round harvest of our microalgal products in a cost-effective manner.

Our Business

We operate entirely in one operating segment, the cultivation and production of microalgae into high-value, high-quality natural health and nutrition products. We cultivate, on a large-scale basis, two microalgal species from which our two major product lines, spirulina products and natural astaxanthin products, are derived. We record revenue and cost of sales information by product category, but do not record operating expenses by such product category.

The following table sets forth, for the three years ended March 31, 2012, the net sales contributed by each of our product lines (in thousands):

	Net Sales
	2012	2011	2010
Spirulina products:
Spirulina Pacifica®	$8,701	$8,387	$7,744
Natural astaxanthin products:
BioAstin®	15,912	8,434	7,978
Other	18	6	20
Total	$24,631	$16,827	$15,742

Spirulina Products

We have been producing a strain of spirulina microalgae marketed as Hawaiian Spirulina Pacifica® since 1984. Spirulina Pacifica® represents 35%, 50% and 49% of net sales for the years ended March 31, 2012, 2011 and 2010, respectively. Spirulina Pacifica® provides a vegetable-based, highly absorbable source of protein, natural beta-carotene, mixed carotenoids, B vitamins, gamma linolenic acid, essential amino acids and other phytonutrients.

Spirulina Pacifica® is produced in two forms: powder and tablets. Powder is used as an ingredient in nutritional supplements and health beverages; tablets are consumed as a daily dietary supplement. Both forms are sold as raw material ingredients in bulk quantities, as packaged consumer products under the Nutrex Hawaii label and as private label consumer packaged products.

Spirulina Pacifica® is GRAS (generally recognized as safe) for addition to a variety of foods as determined by the United States Food and Drug Administration. Our all natural Spirulina Pacifica® is cultivated without the use of herbicides or pesticides, is not genetically modified (non GMO) and is certified Kosher by Organized Kashrus Laboratories of Brooklyn, New York and certified Halal by the Islamic Food and Nutrition Council of America.

Our Spirulina Pacifica® is cultivated in a combination of fresh water and a metered amount of nutrient-rich deep ocean water (containing essential trace elements), drawn from a depth of 2,000 feet below sea level. This water mixture is supplemented with other major required nutrients. With the exception of deep ocean water, the raw materials and nutrients required in our spirulina production are available from multiple sources; however, there can be no assurance that the pricing from a new source will be comparable to current pricing. In the case of deep ocean water, although abundantly available at this location, the facility to pump and deliver the water to our location is owned by the State of Hawaii. The facility is constructed of two separately located pump stations providing redundancy should one station fail. The State of Hawaii sets the price for deep ocean water annually based on its cost to deliver the water. If the pricing for a critical raw material or nutrient significantly increases, this could have a material adverse effect on our business, financial condition and results of operations. The ability of our suppliers to meet performance and quality specifications and delivery schedules is also important to operations.

Continuing the production process, the spirulina crop in each pond is circulated by paddlewheels to keep an even blend of nutrients in suspension and a uniform exposure of the algae to sunlight. Our ponds are engineered to maintain the right media depth for sunlight to permeate each crop completely, facilitating rapid growth. The design of our cultivation ponds promotes efficient growing conditions, allowing the Spirulina Pacifica® algae to reproduce rapidly. Each pond can be harvested, on average, in six days. As sunlight is a major component of cultivation, production can be impacted by seasonal changes during the winter months, with shortened daylight hours, increased cloud cover and potential inclement weather.

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

Spirulina Pacifica® powder is dried via our low-oxygen Ocean-Chill Drying process, thereby preserving high levels of antioxidant carotenoids and other nutrients sensitive to heat and oxygen. The rapid drying process results in a dark green powder. Spirulina powder is difficult to form into tablets. Most tablet manufacturers either add high amounts (from 10% to 30%) of inert substances to “glue” the tablet together or use a heat granulation process that destroys nutrients. In contrast, our Spirulina Pacifica® tablets contain a maximum of 2% of such substances and are produced in cold press compression tablet-making machines.

Each production lot of Spirulina Pacifica® is sampled and subjected to thorough quality control analyses including testing for moisture, carotenoids, minerals, color and taste, among others. Further, each lot of our Spirulina Pacifica® undergoes a prescribed set of microbiological food product tests, including total aerobic bacteria, coliform bacteria and E. coli. The Spirulina Pacifica® powder and tablets are packaged to extend shelf life and ensure product freshness. Our packaged consumer products are bottled and labeled by third party contractors in California. These contractors are subject to regular government inspections and hold Drug Manufacturing Licenses & Processed Food Registrations with the State of California Department of Health. Such packaging services are readily available from multiple sources.

The majority of our bulk spirulina sales are to health food manufacturers and formulators with their own spirulina product lines, many of whom identify and promote Cyanotech’s Hawaiian Spirulina Pacifica® in their products. Such customers purchase bulk powder or bulk tablets and package these products under their brand label for sale to the health and natural food markets. Some of the brands produced by these customers are marketed and sold domestically in direct competition with the packaged consumer products sold through our Nutrex Hawaii subsidiary. Nutrex Hawaii packaged consumer products are sold direct to consumers and through an established health food distribution network in the domestic market. In selected foreign markets, we have exclusive sales distributors for both our bulk and packaged consumer products.

Our Spirulina Pacifica® products compete with a variety of vitamins, dietary supplements, other algal products and similar nutritional products available to consumers. The nutritional products category is highly competitive and includes international, national, regional and local producers and distributors, many of whom have greater resources than Cyanotech and many of whom offer a greater variety of products. Our direct competition in the spirulina market is currently from Dainippon Ink and Chemical Company’s Earthrise facility in California, Parry Nutraceuticals, a division of Murugappa Group of India and several farms in China. Other competitors include numerous smaller farms in China, India, Thailand, Taiwan, Cuba, South Africa and South America. We have experienced increased price competition due to the large number of spirulina suppliers as well as customers who generally treat these products as commodities with price being the major determining factor driving their purchasing decision. As one of the largest producers of spirulina, our challenge is to increase our market share among customers who seek the high-quality products we produce while concurrently adjusting our product mix to meet our revenue and profitability targets.

Natural Astaxanthin Products

We commenced commercial production of natural astaxanthin in 1997 and in 1999 introduced BioAstin®, our natural astaxanthin product for the human health and nutrition market. BioAstin® represents 65%, 50% and 51% of net sales for the years ended March 31, 2012, 2011 and 2010, respectively. Astaxanthin’s antioxidant properties are believed to surpass many of the antioxidant properties of vitamin C, vitamin E, beta-carotene and other carotenoids. Independent scientific studies indicate that in certain models, natural astaxanthin has up to 550 times the antioxidant activity of vitamin E and 10 times the antioxidant activity of beta-carotene.  In addition, a growing body of scientific literature suggests that natural astaxanthin has beneficial properties as an anti-inflammatory, with additional benefits for joint, skin and eye health.

BioAstin® is produced in three forms: a liquid lipid extract, gelcaps and microencapsulated “beadlets” with all three forms sold in bulk quantities. BioAstin® gelcaps are also sold in packaged consumer form under the Nutrex Hawaii label as well as private label consumer packaged product. Over time, we have shifted our focus and resources on producing and marketing natural astaxanthin for the higher value human nutrition market.

BioAstin® is GRAS (generally recognized as safe) as determined by the United States Food and Drug Administration. Our all natural BioAstin® is cultivated without the use of herbicides or pesticides and is not genetically modified (non GMO). In fiscal 2012 we applied for a new dietary ingredient (NDI), with the United States Food and Drug Administration, providing for a daily dosage of 12mg of astaxanthin which was reviewed without comment.

We produce natural astaxanthin from Haematococcus pluvialis microalgae grown in fresh water supplemented with nutrients. As these algae are extremely susceptible to contamination by unwanted algae, protozoa and amoebae, we developed a proprietary system known as the PhytoDome Closed Culture System or PhytoDome CCS to overcome this problem. Using these large-scale photobioreactors, we have generally been able to grow consistently large volumes of contaminant-free Haematococcus culture, although quarterly production levels are subject to seasonality. Raw materials and nutrients for our natural astaxanthin production share the same sourcing constraints and pricing risks as those existing in our spirulina production. Fresh water is critical to the production of our natural astaxanthin and is supplied by the County of Hawaii. While we have not experienced any constraint on fresh water availability to date, availability could be impacted by a significant population growth in the region as well as throughput constraints on the water delivery infrastructure. We have met with officials of the County of Hawaii to assess the fresh water situation and evaluate the probability of future risks. We recycle fresh water in our production process where possible and continue to explore further recycling opportunities. However, there is no guarantee that these efforts will result in significant changes to our fresh water utilization.

For the final stage of cultivation, the Haematococcus algae is transferred to open ponds where an environmental stress is applied causing the algae to form spores which accumulate high levels of astaxanthin. Once ready for harvest, the media containing these spores is transported through underground pipes to our astaxanthin processing building where the culture media and algal spores are separated. Fresh water recovered from this stage of processing may be recycled for further use in cultivation. Unlike spirulina, astaxanthin is produced in a batch-mode and each cultivation pond must be completely drained and thoroughly cleaned between cycles. Pond cultivation can be negatively impacted seasonally with shortened daylight hours and potential inclement weather and increased cloud cover in winter months.

The harvested algal spores are dried to flakes or a fine powder. During processing, the spores are cracked in a proprietary system to assure high bioavailability of astaxanthin. Each production lot of astaxanthin is sampled and tested for astaxanthin concentration. Finally, the bulk powder is vacuum-packed.  Natural astaxanthin for human consumption is processed further utilizing a high-pressure extraction process. The resulting product is a lipid extract insoluble in water used in the production of gelcaps. This product can also be micro-encapsulated into “beadlets” which our customers use in other formulations.

All natural astaxanthin products undergo a prescribed set of microbiological food product tests to ensure safety and quality. We use third party contract manufacturers for the extraction services, the production of gelcaps and the production of beadlets. All third party contract manufacturers are audit inspected by our Quality Control Department and are required to comply with FDA Good Manufacturing Practices (GMP) regulations. The majority of these contract manufacturers hold independent third party GMP certifications. Although these services are available only from a limited number of sources, we believe we have the ability to use other parties if any of the current contract manufacturers become unavailable; however, there is no assurance that the pricing from a new contract manufacturer will be comparable to current negotiated pricing. In addition, a new contract manufacturer would have to pass our qualification process ensuring quality standards can be met or exceeded. Significant price increases for any of these services could have a material adverse effect on our business, financial condition and results of operations.

BioAstin® is sold in liquid lipid form as a raw ingredient to dietary supplement manufacturers, health food formulators and cosmetic manufacturers, and BioAstin® gelcaps and beadlets are sold in bulk quantities to distributors. BioAstin® gelcaps are also sold as a packaged consumer product through Nutrex Hawaii directly to natural product distributors, retailers and consumers. In 2007, we also introduced a line of BioAstin® based nutritional supplements, MDFormulas. MDFormulas combined the health benefits of BioAstin® with other proven nutrients with benefits for targeted applications such as skin, heart and joint health.

BioAstin® and MDFormulas compete directly with similar products marketed by other manufacturers including Fuji Chemical of Japan, Algatechnologies of Israel, and Valensa (formally U.S. Nutraceuticals, LLC) in the United States. In the general category of nutritional supplements, BioAstin® also competes with a variety of vitamins, dietary supplements and other antioxidant products available to consumers. The nutritional products market is highly competitive and includes international, national, regional and local producers and distributors, many of whom have greater resources than we have, and many of whom offer a greater variety of products.

The potential benefits of astaxanthin to human health are continuing to emerge. As one of the most potent and bioactive biological antioxidants found in nature, the number of potential roles of natural astaxanthin for human health is growing. Much research has been published in recent years on the beneficial roles of antioxidants in our health, in the aging process and on specific health conditions. The full efficacy of BioAstin® as a human nutraceutical supplement requires further significant clinical study. We have spent limited amounts on clinical trials over the past few fiscal years. Independent antioxidant research and prior clinical trials show promising human applications. We hold three United States patents relating to the usage of BioAstin® in the treatment of Carpal Tunnel Syndrome, the treatment of canker/cold sores and for its use as a topical and oral sunscreen.

Major Customers

We have one major U.S. customer. Sales to this customer for the year ended March 31, 2012 were approximately $1,577,000 or 6% of our total net sales, compared to approximately $780,000 (5% of net sales) and $1,653,000 (10% of net sales), for the fiscal years 2011 and 2010, respectively.

Research and Development

Our expertise for many years has been in the development of efficient, stable and cost-effective production systems for microalgal products. We have learned production levels from our systems may not be sustainable across periods of days, weeks, or even months. Accordingly, we typically investigate each specific microalgae identified in the scientific literature for potentially marketable products and for solutions to production stability and efficiency challenges, and then strive to develop the technology to grow such microalgae on a commercial scale or to incorporate procedures or technology to improve production stability and efficiency. Successful microalgal product developments and technical solutions are highly uncertain and dependent on numerous factors, many beyond our control. Products and solutions or improvements that appear promising in early phases of development may be found to be ineffective, may be uneconomical because of manufacturing costs or other factors, may be precluded from commercialization due to the proprietary rights of other companies, or may fail to receive necessary regulatory approvals. We had research and development expenditures of $320,000, $282,000 and $264,000 in fiscal years 2012, 2011 and 2010, respectively. No investment was made in scientific clinical trials during fiscal 2012. We invested $66,000 and $68,000 in scientific clinical trials during fiscal years 2011 and 2010, respectively.

Patents, Trademarks and Licenses

We have been granted four United States patents:  one on aspects of our production methods and three relating to usage of our BioAstin® products.

Our production method patent is directed to microalgae production technology, and will expire April 2016.  Our patents relating to usage of our BioAstin® products are three utility patents on the use of astaxanthin, which will expire in December 2019, February 2020 and April 2020.

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

We have registered trademarks in the U.S. and in some foreign markets, such as the European Union.  Our operations are not dependent upon any single trademark, although some trademarks are identified with a number of our products and are important in the sale and marketing of such products.

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

Employees

As of March 31, 2012, we employed 76 people on a full-time basis and 4 people on a part-time basis. Of the total, 33 are involved in harvesting, production and quality, with the remainder in maintenance, shipping, sales, administration and support. Management believes that its relations with employees are good. Attracting permanent entry level and skilled employees can be difficult due to the limited local population. None of our employees are subject to collective bargaining agreements.

Internet Information

Our Internet address is www.cyanotech.com. There we make available, free of charge, copies of Cyanotech documents, news releases and financial statements issued in the last 12 months. Included are copies of the Company’s Code of Conduct and Ethics, the Nominating and Corporate Governance Committee Charter, the Compensation Committee Charter and the Charter and Powers of the Audit Committee. The information found on our Web site, unless otherwise indicated, is not part of this or any other report we file or furnish to the Securities and Exchange Commission. Spirulina Pacifica® and BioAstin® are sold directly online through our wholly owned subsidiary website, www.nutrex-hawaii.com, as well as through resellers in over 40 countries worldwide. Corporate data and product information are also available at www.cyanotech.com.

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

The production of our algae products involves complex agricultural systems with inherent risks including weather, disease, and contamination. These risks are unpredictable and also include such elements as the control and balance of necessary nutrients and other factors. The efficient and effective cultivation of microalgae requires consistent light, warm temperatures, low rainfall and proper chemical balance in a very nutrient-rich environment. If the chemical composition of a pond changes from its required balance, unusually high levels of contamination due to the growth of unwanted organisms or other biological problems may occur and would result in a loss of harvestable output. These often arise without warning and sometimes there are few or no clear indicators as to appropriate remediation or corrective measures. We believe that our technology, systems, processes and favorable growing location generally permit year-round harvest of our microalgal products in a cost-effective manner. However, environmental factors cannot be controlled in an open air environment, therefore, we cannot, and do not attempt to, provide any form of assurance with regard to our systems, processes, location, or cost-effectiveness.

There is risk in operating entirely in one business segment such as the cultivation and production of microalgae at a single production facility.

Single location agricultural and production facilities do not provide the protections and assurances afforded by operations in two or more widely separated locations. Our single location in Hawaii is susceptible to catastrophic natural disasters such as earthquakes, tsunamis, hurricanes and volcanic eruptions. In the event of a natural disaster or localized extended outages of critical utilities or transportation systems, we could experience a significant business interruption. In addition, Hawaii from time to time has experienced shortages of water, electric power and fuels. Future shortages could disrupt our operations and could result in additional expense. Also, a single agricultural facility provides limited biologic diversity protection against invasive, mutant, or harmful organisms.

Our facilities in Hawaii are located adjacent to a major airport, and an aircraft disaster could disrupt our operations.

Our production facility and corporate headquarters in Hawaii are located adjacent to the Keahole International airport. In the event of an aircraft disaster, we could experience a significant business interruption, including loss of water, electrical and communication services as well as inability to access our facilities.

Unfavorable publicity or consumer perception of our products and any similar products distributed by other companies could have a material adverse effect on our business.

The nutritional supplements market is highly dependent upon consumer perception regarding the safety, efficacy and quality of nutritional supplements.  Consumer perception of our products can be significantly influenced by scientific research and findings, as well as by national media attention and other publicity regarding the consumption of nutritional supplements.  There can be no assurance that future research or publicity will be favorable to the nutritional supplements market or any product in particular, or consistent with earlier publicity.  Our dependence on consumer perception means that any adverse reports, findings or publicity, whether or not accurate or with merit, could have a material adverse effect on the demand for our products and on our results of operations, cash flow and financial condition.

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

We depend heavily on the unique abilities and knowledge of our officers and key personnel. Our Chief Executive Officer and our Chief Scientific Officer have knowledge and experience critical to our ongoing operations of the Company. We also depend on the unique knowledge of our Chief Financial Officer and Vice President of Finance and Administration, Vice President of Operations, Vice President of Sales and Marketing, and Vice President of Quality & Regulatory Affairs. We are a small company and the loss of any such personnel or the delay in the replacement of one could significantly delay the achievement of our business objectives and could adversely affect our ability to do business or could hinder our ability to provide needed management.

The Chief Scientific Officer and founder of our company is our primary scientific resource, continuing to improve production and cultivation technology and to investigate new microalgal products. Our Chief Financial Officer has a unique understanding of our financial systems and needs. Our Vice President Operations has years of experience with the mechanical operation of the production facility and continues to improve our production process. Our Vice President Sales and Marketing has developed valuable personal relationships with domestic and foreign customers. Our Vice President of Quality and Regulatory Affairs has experience and knowledge of federal and state regulations governing our production processes and product representation essential to continuing compliance. Attracting permanent skilled employees in Hawaii can be difficult due to limited local qualified applicants.

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

The global cost of oil derived energy impacts us in several ways, and it may hinder our efforts to achieve profitability. Oil prices primarily impact us through the costs of electricity, transportation, materials and supplies which are tied to the cost of oil either directly or indirectly. The return of a high cost of oil on a global basis may signal a prolonged economic downturn resulting in a material adverse effect on our business.

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

We have experienced, and may in the future continue to experience, fluctuations in our quarterly operating results. These fluctuations could reduce the market price of our Common Stock. Factors that may cause our quarterly operating results to vary include, but are not limited to:

•                  weather-related cultivation difficulties;

•                  fluctuations in customer demand;

•                  business decisions of our customers regarding orders for our products;

•                  changes in energy costs;

•                  changes in raw material costs;

•                  production problems which we cannot solve technically or economically;

•                  contamination of our cultivation and production facilities;

•                  effects of weather on our ability to meet customer demand;

•                  timing of promotional activities;

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

•                  global economic and political conditions and related risks, including acts of terrorism; and

•                  other factors beyond our control.

A significant portion of our expense levels are relatively fixed. If net sales are below expectations in any given period, the adverse impact on results of operations may be magnified by our inability to reduce expenses quickly enough to compensate for the sales shortfall.

Our global operations expose us to complex management, foreign currency, legal, tax and economic risks, which we may not be able to address quickly and adequately.

Our products are marketed in a number of countries around the world. For the year ended March 31, 2012, approximately 33% of our net sales were from sales to foreign customers. As a result, we are subject to a number of risks which include, but are not limited to:

•                  the burden of complying with a wide variety of national and local laws;

•                  potentially longer payment cycles for foreign sales;

•                  restrictions (government and otherwise) on the movement of cash;

•                  the absence in some jurisdictions of effective laws protecting our intellectual and proprietary property rights, or of enforcement of such laws where they do exist;

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

We currently have  four United States patents in force: one on aspects of our production methods and three for use of our BioAstin® products. We regard our proprietary technology, trade secrets, trademarks and similar intellectual property as important and  we rely on a combination of trade secret, contract, patent, copyright and trademark law to establish and protect our rights in our products and technology. However, there can be no assurance that we will be able to protect our technology adequately or that competitors will not be able to develop similar technology independently. In addition, the laws of certain foreign countries may not protect our intellectual property rights to the same extent as the laws of the United States. Litigation in the United States or abroad may be necessary to enforce our patent or other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. Such litigation, even if successful, could result in substantial costs and diversion of resources and could have a material adverse effect on our business, results of operations and financial condition. Additionally, if any such claims are asserted against us, we may seek to obtain a license under the third party’s intellectual property rights. There can be no assurance, however, that a license would be available on terms acceptable or favorable to us, if at all.

Our insurance liability coverage is limited and may not be adequate to cover potential losses.

In the ordinary course of business, we purchase insurance coverage (e.g., property and liability coverage) to protect us against loss of or damage to our properties and claims made by third parties and employees for property damage or personal injuries. However, the protection provided by such insurance is limited in significant respects and, in some instances, we have no coverage and certain of our insurance has substantial “deductibles” or has limits on the maximum amounts that may be recovered. For example, if a tsunami, earthquake or other catastrophic natural disaster should occur, we may not be able to recover all facility restoration costs and revenues lost from business interruption. In addition, we maintain product liability insurance in limited amounts for all of our products involving human consumption; however, broader product liability coverage is prohibitively expensive. Insurers have also introduced new exclusions or limitations of coverage for claims related to certain perils including, but not limited to, mold and terrorism. If a series of losses occurred, such as from a series of lawsuits in the ordinary course of business each of which were subject to the deductible amount, or if the maximum limit of the available insurance were substantially exceeded, we could incur losses in amounts that would have a material adverse effect on our results of operations and financial condition.

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

We believe our cash and cash equivalents to be provided from operations will be sufficient to meet our working capital and operating requirements for at least the next 12 months, but we may need to raise additional funds and we may not be able to secure funding on acceptable terms, if at all. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our then current stockholders may be reduced. If we raise additional funds through the issuance of convertible debt securities, or through additional debt or similar instruments, such securities, debt, or similar instruments could have rights senior to those of our common stockholders and such instruments could contain provisions restricting our operations. If adequate funds are not available to satisfy either short-term or long-term capital requirements, we may be required to limit operations with adverse results.

We have incurred significant losses in the past. If we incur significant losses in the future, we will experience negative cash flow which may hamper current operations and prevent us from sustaining or expanding our business.

We have incurred net losses in two of the last six fiscal years. As of March 31, 2012, we had an accumulated deficit of approximately $13,168,000. The Company had net income of $3,632,000, $1,730,000, $1,391,000 and $1,142,000 for the fiscal years ended March 31, 2012, 2011, 2010 and 2009, respectively.  However, in fiscal years ended March 31, 2008 and 2007, we incurred net losses in the amounts of $1,139,000 and $7,425,000, respectively. The 2007 loss included a non-cash impairment loss on equipment and leasehold improvements of $4,487,000. These account for approximately 65% of our accumulated deficit since our inception. Historically, we have relied upon cash from operations and financing activities to fund all of the cash requirements of our business. However, extended periods of net income do not assure positive cash flows. Future periods of net losses from operations could result in negative cash flow, and may hamper ongoing operations and prevent us from sustaining or expanding our business. We cannot assure you that we will sustain or increase profitability on a quarterly or annual basis in the future. If we do not achieve, sustain or increase profitability, our business will be adversely affected and our stock price may decline.

Our stock price is volatile, which could result in substantial losses for investors purchasing shares of our common stock.

Stock markets have experienced extreme volatility that has often been unrelated to the operating performance of particular companies.  These broad market fluctuations may adversely affect the trading price of our common stock.  In addition, the average daily trading volume of the securities of small companies can be very low.  Limited trading volume of our stock may contribute to its future volatility.  Price declines in our common stock could result from general market and economic conditions and a variety of other factors, including any of the following:

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

The price at which you purchase shares of our common stock may not be indicative of the price that will prevail later in the trading market. You may be unable to sell your shares of common stock at or above your purchase price, which may result in substantial losses to you. As of March 31, 2012, there were approximately 5.4 million shares of our common stock outstanding. We cannot predict the effect, if any, that future sales of shares of our common stock into the public market will have on the market price of our common stock. Sales of substantial amounts of common stock, including shares issued upon the exercise of stock options, or in anticipation of such sales, may materially and adversely affect prevailing market prices for our common stock.

Recent European Union regulations include stringent requirements for health claims on food and supplement labels.

The European Union has harmonized standards among Member States for health claims on food and supplement labels. The scientific assessment of health claims is performed by the European Food Safety Authority (EFSA), an advisory panel to the European Commission. The European Commission will consider the opinions of EFSA in determining whether to include a health claim on a Positive List of permissible claims. Once the list is published, only health claims for ingredients and products included on the list may be used in promotional materials for products marketed and sold in the European Union. This could severely decrease or limit the marketability for our products in this market area. We have implemented strategies that we believe will allow for continued and increasing sales of our products in the European Union. However there can be no guarantee that such strategies will be successful.

Item 2.  Properties

Our principal facility and corporate headquarters is located at the Natural Energy Laboratory of Hawaii Authority (“NELHA”) at Keahole Point in Kailua-Kona, Hawaii. It encompasses approximately 90 fully developed acres containing microalgal cultivation ponds, processing facilities, research and quality control laboratories, and sales and administrative offices. The property is leased from the State of Hawaii under a 40-year commercial lease expiring in 2035. We believe that there is sufficient available land at NELHA to meet anticipated needs if a revised NELHA lease can be negotiated with acceptable terms. Under the terms of the existing NELHA lease, we could be required to remove improvements at the end of the lease term. Based upon our analysis, we do not believe the projected cost for such removal to be material to the consolidated financial statements, or likely, given historical practices. However, conditions could change in the future. It is not possible to predict such changes or estimate any impact thereof. We also rent warehouse space near NELHA and in Ontario, California, and office space in Los Angeles, California.

Item 3.  Legal Proceedings

Currently there is no legal proceeding involving the Company which is considered to be material.  From time to time the Company may become a party to lawsuits or claims that arise in the ordinary course of business relating to employment, intellectual property, contracts and other matters.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed and traded on the NASDAQ Capital Market under the symbol “CYAN”. The closing price of our common stock was $7.29 as of June 15, 2012. The approximate number of holders of record of our common stock was 1,500. The high and low selling prices as reported by NASDAQ were as follows:

Quarter Ended:	June 30	September 30	December 31	March 31
Fiscal 2012
Common stock price per share:
High	$3.69	$4.38	$9.09	$11.35
Low	$2.93	$3.27	$3.61	$6.10

Fiscal 2011
Common stock price per share:
High	$3.38	$2.83	$3.78	$3.90
Low	$1.88	$1.55	$2.01	$2.60

We are prohibited from declaring any common stock dividends without the prior written consent of a lender per the conditions of an existing term loan agreement with such lender. We have never declared or paid cash dividends on our common stock. We currently do not anticipate paying any cash dividends on common stock.

The following table sets forth the Company’s common shares authorized for issuance under equity compensation plans:

	Common shares to be issued upon exercise of options outstanding	Weighted-average exercise price of outstanding options	Common shares available for future grant under equity compensation plans
Equity compensation, plans approved by security holders	1,251,166 shares	$3.54	809,261 shares

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide a reader of our financial statements with a narrative of our financial condition, results of operations, liquidity and certain other factors that may affect our future results from the perspective of management.

Our MD&A should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K. A more comprehensive description of our products and markets for such products is provided in Part I. Item 1. Business.

Overview

We are a world leader in the production of natural products derived from microalgae, with a core competency in cultivating and processing microalgae into high-value, high-quality natural products for the human nutrition market. We produce our algae in Hawaii and manufacture the finished products in Hawaii and California.  Our products are marketed worldwide and are sold in bulk quantities to manufacturers, formulators and distributors in the health foods and nutritional supplements markets and as packaged consumer products to distributors, retailers and direct consumers. We generated 33%, 42% and 43% of our revenues outside of the United States during the years ended March 31, 2012, 2011 and 2010, respectively. Competing in a global marketplace, we are influenced by the general economic conditions of the countries in which our customers operate, including adherence to our customers’ local governmental regulations and requirements. Since all sales are made in U.S. currency, we have no material foreign exchange exposure.

Our production levels have a significant impact on our gross profit margin, as well as our ability to meet customer demand.  Because our processes are agricultural, it is important to maintain production volumes in order to support the minimal resource levels required to sustain a large-scale open culture agricultural facility.  Our production costs include customary variables such as availability and costs of personnel, raw materials, energy, water and freight. These variables fluctuate based on changes in the local, national and world economies. More complex variables include cultivation methods, feeding formulations and harvesting processes, all of which include efforts to anticipate the extent of weather and environmental events and make timely and sufficient adjustments. Although the variability of such costs cannot be fully anticipated, we have focused increased effort in this area in order to produce both spirulina and astaxanthin at levels sufficient to fully absorb production costs into inventory.

Fresh water is critical for our natural astaxanthin production and, while we have not experienced any constraint on fresh water availability, future availability could be negatively impacted by significant growth in the local population as well as by throughput constraints on the water delivery infrastructure owned by the County of Hawaii. Given the criticality of fresh water to our operations and the community, we recycle fresh water where possible and have developed additional water recycling systems in our efforts to utilize fresh water efficiently. Both fresh and sea water require electricity for pumping; and electricity, our single largest expenditure, depends on the cost of fuel oil which is, in turn, tied to the global price of crude oil.

In our discussion of operating results, we refer to abnormal costs.  Complex biological processes in the cultivation and processing of our microalgae are influenced by factors beyond our control—the weather, for example.  As a result, we cannot assure that adequate production levels will be consistent period over period.  To the extent that our production levels are not sufficient to absorb these costs on a period basis, we recognize abnormal production costs, including fixed cost variances from normal production capacity, as an expense in the period incurred. Abnormal amounts of freight, handling costs and wasted material (spoilage) are recognized as current-period charges and fixed production overhead costs are allocated to inventory based on the normal capacity of production facilities. Normal capacity is defined as “the production expected to be achieved over a number of periods or seasons under normal circumstances, taking into account the loss of capacity resulting from planned maintenance.”

To offset increased production costs, we seek ways to increase production efficiencies in volume yield, potency, and quality consistent with our commitment to produce high-value, high-quality products. However, these efforts cannot be guaranteed to achieve the desired results.

We utilize two third-party contractors for the process of extraction for our natural astaxanthin product for the human nutrition market, and several third-party contractors are utilized for both encapsulation (for gelcaps) and micro-encapsulation (for beadlets). Although these services are available from a limited number of sources, we believe that we have the ability to use other parties if any of the current contractors become unavailable. If pricing for any of these services significantly increases, there could be a material adverse effect on our business, financial condition and results of operations. There have not been any significant changes in the cost of extraction or encapsulation services, although we continue to investigate cost effective alternatives to outsourcing.

Fiscal 2012 summary:

•            Net sales for the year were $24.6 million, an increase of $7.8 million or 46.4% over the prior year, driven primarily by an increase in demand for astaxanthin products

•            Net income was $3.6 million, an increase of $1.9 million or 110%, driven by the volume increase and the reversal of a portion of the valuation allowance on our deferred tax asset.  Earnings per diluted share were $0.66 for fiscal 2012 compared to $0.32 per diluted share for fiscal year 2011.

•            Cash from operating activities was $5.1 million, an increase of $3.3 million over the prior year, resulting from the increased volume and non-cash items such as stock option compensation and increases in accounts payable and accrued expenses.  Cash and cash equivalents at March 31, 2012 were $5.1 million, up $3.0 million from a year ago. As a result, working capital increased 29% to $8.1 million at March 31, 2012 from $6.3 million a year ago.

Results of Operations for the 2012, 2011 and 2010 Fiscal Years

The following tables present selected consolidated financial data for each of the past three fiscal years ($ in thousands):

Consolidated Performance Summary	2012	2011	2010
Net sales	$24,631	$16,827	$15,742
Net sales increase	46.4%	6.9%	12.8%
Gross profit	$9,774	$6,341	$6,633
Gross profit as % of net sales	39.7%	37.7%	42.1%
SG&A	$6,871	$5,112	$5,132
SG&A as % of net sales	27.9%	30.4%	32.6%
Operating income	$2,903	$1,229	$1,501
Operating income as % of net sales	11.8%	7.3%	9.5%
Income tax benefit (expense)	$779	$567	$(24)
Net income	$3,632	$1,730	$1,391

Net sales by product	2012	2011	2010
Spirulina	$8,701	$8,387	$7,744
Net sales increase - Spirulina	3.7%	8.3%	13.3%
Astaxanthin	$15,912	$8,434	$7,978
Net sales increase - Astaxanthin	88.7%	5.7%	12.5%

Fiscal 2012 results compared with Fiscal 2011

Net Sales  The net sales growth of 46.4% in fiscal 2012 was driven largely by increased demand for BioAstin®, fueled by continued mainstream media attention on the health benefits of astaxanthin.  Our astaxanthin sales increased 88.7% over the prior year.  Our spirulina products also received the benefit of positive media on its health benefits and experienced 3.7% growth. Both products are sold in bulk form for use worldwide and in consumer packaged goods distributed primarily in the U.S. We cannot predict the impact of this publicity on future period sales. We will continue to focus on growing the market for our high quality, higher margin consumer products by emphasizing the higher nutritional content of our Hawaiian spirulina and the benefits of our natural astaxanthin over synthetics; however, increased competition may result in the decline of margins in the future.  Two customers accounted for 10% of astaxanthin net sales for the year ended March 31, 2012.

Competition for sales of spirulina remains intense due to the large number of suppliers. We expect competitive pricing pressure to continue in future periods and will continue to focus on the higher quality of Hawaiian spirulina in support of customers who demand higher quality raw materials for their formulations.  Conversely, because of the limited number of suppliers and increasing demand for astaxanthin, the competitive forces are currently not quite as high.  Because of this, we expect current producers to increase capacity to meet this increasing demand, placing further competitive pressures on us in the future.

Gross Profit  Our gross profit percent of net sales increased by 2% in fiscal 2012.  An increase in sales of our higher margin consumer and bulk astaxanthin sales, and increased astaxanthin production accounted for the growth.  This favorable mix impact was partially offset by abnormal production costs of $1.2 million in 2012 compared to $0.5 million in the prior year, mostly related to spirulina production.

In fiscal 2012, astaxanthin production levels increased by 69% over the prior year and spirulina production levels decreased by 12%.  The increase in astaxanthin production levels was the result of improvements to our production processes as well as generally favorable growing conditions through the third quarter of fiscal 2012.  These factors combined to increase output and reduce unit costs of astaxanthin.  The decrease in spirulina production levels was driven by a morphological change in the size of the algae that inhibited successful harvests.  We recently implemented process changes and ordered additional process equipment for culture media which should gradually increase production levels and help ensure more sustainable production over the long term.

Continued volatility in fuel costs in the future is likely. Therefore, we expect that electricity, water and shipping costs could be higher due to the impact of fuel cost increases for fiscal 2013.  We continue to strive to increase production efficiencies in volume yield, potency and quality consistent with our commitment to produce high-value, high-quality products. However, these efforts cannot be guaranteed to achieve the desired results.

Operating Expenses  Operating expenses increased by $1.8 million in 2012 but decreased as a percentage of net sales by 2.5%.   Included in this is an increase in General and Administrative expenses of $1.2 million, or 42%, due to increases in costs associated with stock option grants to key employees of $376,000, increased bonus costs of $338,000 as result of the financial performance for the year, an increase in compensation costs related to salary adjustments and new hires of $194,000 and increased recruitment costs of $102,000.  Sales and Marketing expenses increased 25% and made up $0.5 million of the increase in operating expenses as a result of increases in commissions of $189,000 driven by sales growth, increased bonus costs of $125,000 as result of the financial performance for the year and increased advertising and promotion spending $76,000 to build our consumer business.

Other Expense  Other expense is comprised primarily of interest expense on term loans, amortization of debt issue costs and interest on other financing agreements, offset by deminimus interest earned and miscellaneous sales.  The reduction of $16,000 in 2012 is primarily due to the reduction of the principal balance on our Term Loans.

Income Taxes  For fiscal 2012 we recorded an income tax benefit of $779,000 compared with an income tax benefit of $567,000 for 2011.  The 2012 and 2011 tax benefits are the result of a reduction in the deferred tax valuation allowance and recording of a net deferred tax asset.  As a result, our effective tax rate was -27.3% and -48.8% for the fiscal years ended March 31, 2012 and 2011, respectively. As of March 31, 2012, the remaining valuation allowance on our deferred tax asset is $3 million, compared to $5 million at the end of last year.  At March 31, 2012 we had a Federal net operating loss carry forward of $12.3 million and state net operating losses of $7.6 million and $0.5 million for Hawaii and California, respectively.

Fiscal 2011 results compared with Fiscal 2010

Net Sales  The net sales growth of 6.9% in fiscal 2011 over 2010 was driven by fourth quarter mainstream media attention to the health benefits of spirulina and astaxanthin.  Our spirulina products experienced 8.3% growth and our astaxanthin sales increased 5.7% over the prior year. Two customers accounted for 11% of astaxanthin net sales for the year ended March 31, 2011.

Gross Profit  Our gross profit percent decreased by 4.4% in fiscal 2011from 2010 due to lower average selling prices, lower production levels and an increase in inventory reserves during fiscal 2011.  Also contributing to the decline, abnormal production costs of $.5 million in 2011 not experienced in the prior year, mostly related to spirulina production.

Operating Expenses  Operating expenses in fiscal 2011 were relatively flat and decreased as a percent of sales by 2.2% over 2010 as a result of a focus on cost containment.  General and administrative expenses decreased $489,000 or 14.7%, due to costs associated with the separation of the former Chief Executive Officer in 2010.  Sales and marketing expenses in fiscal 2011 increased $584,000 or 41.6% over 2010, due to expanded advertising and promotional programs to increase consumer product sales in the mainland U.S. market.

Other Expense  Other expense is comprised primarily of interest expense on term loans, amortization of debt issue costs and interest on other financing agreements, offset by deminimus interest earned and miscellaneous sales.  The reduction of $39,000 in 2011 is primarily due to the reduction of the principal balance on our Term Loans.

Income Taxes  For fiscal 2011 we recorded an income tax benefit of $567,000 compared with an income tax expense of $24,000 for 2010.  The 2011 tax benefit is the result of a reduction in the deferred tax valuation allowance and recording of a net deferred tax asset at March 31, 2011. As a result, our effective tax rate was -48.8% and 1.34% for the fiscal years ended March 31, 2011 and 2010, respectively.  In fiscal year 2010, fully reserved deferred tax assets were utilized to reduce taxable income, resulting in the low tax rate.

Liquidity and Capital Resources

Sources of Liquidity  Funds generated by operating activities and available cash and cash equivalents continue to be our most significant sources of liquidity for normal working capital requirements and for funding of a normal level of investment in equipment, leasehold improvements and system upgrades.  Based upon our current operating plan, analysis of our consolidated financial position and projected future results of operations, we believe that our operating cash flows and existing cash balances will be sufficient to finance current operating requirements, debt service and planned capital expenditures, for the next 12 months. We use estimates of future financial results including projected revenue, expenses, borrowings, and capital expenditures in reaching our conclusions. Such estimates are subject to change based on future results and such change could cause future results to vary significantly from expected results presented in this Form 10-K.  Any significant investments in capital equipment related to capacity expansion may not be able to be funded from operating activities and available cash, and may require additional debt or equity funding.

Our results of operations and financial condition can be affected by numerous factors, many of which are beyond our control and could cause future results of operations to fluctuate materially as it has in the past. Future operating results may fluctuate as a result of changes in sales volumes to our largest customers, weather patterns, increased competition, increased materials, nutrient and energy costs, government regulations and other factors beyond our control.

A significant portion of our expense levels are relatively fixed, so the timing of increases in expenses is based in large part on forecasts of future sales. If net sales are below expectations in any given period, the adverse impact on results of operations may be magnified by our inability to adjust spending quickly enough to compensate for the sales shortfall. We may also choose to reduce prices or increase spending in response to market conditions, which may have a material adverse effect on financial condition and results of operations.

Contractual Obligations

The following table presents our contractual obligations at March 31, 2012 (in thousands):

	Less Than	2-3	4-5	After 5
	1 Year	Years	Years	Years	Total
Term Loans(1)	$198	$389	$13	$—	$600
Capital Lease	34	—	—	—	34
Interest payments	19	12	—	—	31
Operating Leases(2)	459	947	710	5,311	7,427
Purchase obligations(3)	170	127	—	—	297
Total	$880	$1,475	$723	$5,311	$8,389

Note: For additional information refer to Note 6, Long-Term Debt and Note 7, Leases in the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

(1)         Includes a term loan with a current balance of $506, 000, secured by substantially all of the assets of the Company.  Also includes four equipment loans and an auto loan with a combined current balance of $94,000.

(2)         Operating lease obligations do not include percentage rent, property taxes and payments for common area maintenance.

(3)         Purchase obligations include agreements to purchase goods or services that are enforceable, are legally binding and specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations do not include agreements that are cancelable without penalty.

Cash Flows  The following table summarizes our cash flows from operating, investing and financing activities for each of the past three fiscal years ($ in thousands):

	2012	2011	2010
Total cash is provided by (used in):
Operating activities	$5,082	$1,747	$1,219
Investing activities	(2,029)	(264)	(1,032)
Financing activities	(54)	(238)	(347)

Increase (decrease) in cash and cash equivalents	$2,999	$1,245	$(160)

The increase in cash provided by operating activities in fiscal 2012 compared to fiscal 2011 was driven largely by the increase in sales and related profit.  Increases in accounts payable and accrued expenses contributed $1.2 million of this increase, and was mainly the result of increased activity with our third party processors and service providers. The increase in accrued expenses was the result of the accrual of the annual bonus, which is paid out after the end of the year.   The increase in cash provided by operating activities in fiscal 2011 compared to fiscal 2010 was driven by a reduction in inventory levels compared to the prior year.

Cash used in investing activities increased in fiscal 2012 compared to fiscal 2011 due to the investment in capital projects to increase astaxanthin production capacity and improve overall production efficiencies.  Additionally, fiscal 2011 includes the benefit of proceeds from the return of restricted cash in the amount of $250,000, contributing to the reduction in investment activities compared to 2010.

Cash used in financing activities consists primarily of principal payments on debt in the normal course of business, offset by stock option exercises.  The decrease in fiscal 2012 compared to fiscal 2011 was also the result of a payment on a line of credit in fiscal 2011 that was not utilized in fiscal 2012.

Effect of Recently Issued Accounting Standards and Estimates

We do not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, will have a material effect on our consolidated financial position, results of operations, or cash flows.

Application of Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with those accounting principles requires management to make judgments and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Management regularly re-evaluates its judgments and estimates which are based upon historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Management believes that of its significant accounting policies, policies that may involve a higher degree of judgment and complexity are inventory valuations, valuation of equipment and leasehold improvements and long-lived assets, and income taxes.

Revenue —  We recognize revenues as goods are shipped to customers and title is transferred. The criteria for recognition of revenue are when persuasive evidence that an arrangement exists and both title and risk of loss have passed to the customer, the price is fixed or determinable, and collectability is reasonably assured. Sales returns and allowances are estimated and recorded as a reduction to sales in the period in which sales are recorded. We record net shipping charges and sales tax in cost of goods sold.

Inventory - We record inventories at the lower of cost or market. Cost is defined as the sum of the applicable expenditures and charges directly or indirectly incurred in bringing inventories to their existing condition and location. Cost for inventory purposes may be determined under any one of several assumptions as to the flow of cost factors, such as first-in, first-out; average cost; and last-in, first-out. Our inventories are stated using the first-in, first-out method. Inventory values are subject to many critical estimates, including production levels and capacity, changes in the prices paid for raw materials, supplies, and labor, changes in yield, potency, and quality of biomass, changes in processing or production methods, and changes in the carrying value of our inventories resulting from the prices our customers are willing to pay for our products. Such estimates are revised quarterly. Changes in management’s estimates could result in increases or decreases in the recorded amounts of inventory and cost of sales.

To the extent that our production levels are not sufficient to absorb all production costs on a period basis, we recognize abnormal production costs, including fixed cost variances from normal production capacity, as an expense in the period incurred. Abnormal amounts of freight, handling costs and wasted material (spoilage) are recognized as current-period charges and fixed production overhead costs are allocated to inventory based on the normal capacity of production facilities. Normal capacity is defined as “the production expected to be achieved over a number of periods or seasons under normal circumstances, taking into account the loss of capacity resulting from planned maintenance.” Changes in management’s estimates could result in increases or decreases in the recorded amounts of inventory and cost of sales.

Management reviews inventory levels, inventory turnover, product age and product marketability quarterly to evaluate recoverability and determine if a reserve for inventory is deemed necessary. At March 31, 2012 an inventory reserve in the amount of $41,000 has been recognized, compared to $148,000 as of March 31, 2011.

Equipment and leasehold improvements - Equipment and leasehold improvements are reported at cost less accumulated depreciation and amortization. Self-constructed leasehold improvements include design, construction and supervision costs. These costs are recorded in construction in progress and are transferred to equipment and leasehold improvements when construction is completed and the facilities are placed in service. Long-lived assets, such as property, plant and equipment and purchased intangibles subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized to the extent that the carrying amount exceeds the asset’s fair value.  We have not recognized any impairment of long lived assets in 2012 or 2011.

Income taxes - Income taxes are accounted for under the asset and liability method. The asset and liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be recovered or settled. We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. Judgment is required in assessing the need for the valuation allowance. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based on our operating results for the past four years we believe that we will generate taxable income in future periods and therefore, conclude that it is more likely than not we will realize a portion of our deferred tax assets before they expire. Accordingly, we reduced our valuation allowance by $892,000 during 2012 and recognized an income tax benefit of $779,000 in the current year. We reduced our valuation allowance by $552,000 during fiscal 2011 and recognized an income tax benefit of $567,000 in that year.  Our estimates of deferred tax assets to be realized may change in future periods, which could result in additional changes to our valuation allowance. Management has assessed the impact of uncertain tax positions to be immaterial. Should our operating performance not continue for a sustained period, we may need to re-establish some or all of the valuation allowance.

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Cyanotech Corporation:

We have audited the accompanying consolidated balance sheets of Cyanotech Corporation and subsidiary (the Company) as of March 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2012. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cyanotech Corporation and subsidiary as of March 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Grant Thornton LLP

Irvine, California

June 21, 2012

CYANOTECH CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

March 31,

	2012	2011
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$5,061	$2,062
Accounts receivable, net of allowance for doubtful accounts of $16 in 2012 and $58 in 2011	2,373	2,641
Inventories, net	3,548	3,627
Deferred tax assets	137	17
Prepaid expenses and other current assets	300	134
Total current assets	11,419	8,481
Equipment and leasehold improvements, net	5,834	4,557
Deferred tax assets	1,307	535
Other assets	478	287
Total assets	$19,038	$13,860

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$234	$204
Customer deposits	49	115
Accounts payable	1,726	1,054
Accrued expenses	1,352	823
Total current liabilities	3,361	2,196
Long-term debt, excluding current maturities	400	553
Deferred rent	12	—
Total liabilities	3,773	2,749
Commitments and contingencies
Stockholders’ equity:
Common stock of $0.02 par value, authorized 7,500,000 shares; issued and outstanding 5,440,968 shares at 2012 and 5,395,168 shares at 2011	109	108
Additional paid-in capital	28,324	27,803
Accumulated deficit	(13,168)	(16,800)
Total stockholders’ equity	15,265	11,111
Total liabilities and stockholders’ equity	$19,038	$13,860

See accompanying notes to consolidated financial statements

CYANOTECH CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

Year ended March 31,

	2012	2011	2010
	(in thousands, except per share data)

Net sales	$24,631	$16,827	$15,742
Cost of sales	14,857	10,486	9,109
Gross profit	9,774	6,341	6,633
Operating expenses:
General and administrative	4,014	2,822	3,311
Sales and marketing	2,480	1,986	1,402
Research and development	320	282	264
Loss on disposal of equipment and leasehold improvements	57	22	155
Total operating expense	6,871	5,112	5,132
Income from operations	2,903	1,229	1,501
Other income (expense):
Interest expense, net	(55)	(70)	(109)
Other income, net	5	4	23
Total other expense, net	(50)	(66)	(86)
Income before income tax benefit (expense)	2,853	1,163	1,415
Income tax benefit (expense)	779	567	(24)
Net income	$3,632	$1,730	$1,391
Net income per share:
Basic	$0.67	$0.32	$0.26
Diluted	$0.66	$0.32	$0.26
Shares used in calculation of net income per share:
Basic	5,414	5,353	5,251
Diluted	5,534	5,413	5,346

See accompanying notes to consolidated financial statements

CYANOTECH CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended March 31, 2012, 2011 and 2010

	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	(in thousands, except per share data)

Balances at March 31, 2009	5,245,770	$105	$27,590	$(19,921)	$7,774
Issuances of common stock for Director Stock Grants	6,752	—	20	—	20
Issuance of common stock for exercise of stock options for cash	50	—	—	—	—
Compensation expense related to stock options	—	—	(65)	—	(65)
Net income	—	—	—	1,391	1,391
Balances at March 31, 2010	5,252,572	105	27,545	(18,530)	9,120
Issuances of common stock for Director Stock Grants	10,000	—	27	—	27
Issuance of common stock for exercise of stock options for cash	132,596	3	184	—	187
Compensation expense related to stock options	—	—	47	—	47
Net income	—	—	—	1,730	1,730
Balances at March 31, 2011	5,395,168	108	27,803	(16,800)	11,111
Issuances of common stock for Director Stock Grants	8,000	—	30	—	30
Issuance of common stock for exercise of stock options for cash	37,800	1	68	—	69
Compensation expense related to stock options	—	—	423	—	423
Net income	—	—	—	3,632	3,632
Balances at March 31, 2012	5,440,968	$109	$28,324	$(13,168)	$15,265

See accompanying notes to consolidated financial statements

CYANOTECH CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended March 31,

	2012	2011	2010
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,632	$1,730	$1,391
Adjustments to reconcile net income to cash provided by operating activities:
Loss on disposal of equipment and leasehold improvements	57	22	155
Depreciation and amortization	695	617	512
Amortization of debt issue costs and other assets	42	31	58
Issuance of common stock for services	30	27	20
Stock based compensation expense	423	47	(65)
(Reduction of) provision for allowance for doubtful accounts	(36)	48	(4)
(Reduction of) provision for inventory reserve	(107)	93	126
Deferred income tax benefit	(892)	(552)	—
Net (increase) decrease in assets:
Accounts receivable	304	(625)	(275)
Inventories	186	213	(935)
Prepaid expenses and other assets	(399)	(50)	(125)
Net increase (decrease) in liabilities:
Customer deposits	(66)	115	—
Accounts payable	672	(71)	84
Accrued expenses	529	102	277
Deferred rent	12	—	—
Net cash provided by operating activities	5,082	1,747	1,219

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in equipment and leasehold improvements	(2,029)	(514)	(1,032)
Proceeds from return of restricted cash	—	250	—
Net cash used in investing activities	(2,029)	(264)	(1,032)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock and exercise of stock options, net of issue costs	69	187	—
Proceeds from long-term debt, net of costs	95	—	—
Principal payments on long-term debt	(218)	(275)	(497)
(Payment on) proceeds from line of credit	—	(150)	150
Net cash used in financing activities	(54)	(238)	(347)
Net increase (decrease) in cash and cash equivalents	2,999	1,245	(160)
Cash and cash equivalents at beginning of year	2,062	817	977
Cash and cash equivalents at end of year	$5,061	$2,062	$817

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$59	$48	$62
Income taxes	$115	$15	$35
NON-CASH FINANCING AND INVESTING ACTIVITIES:
Additions to equipment	95	$—	$124

See accompanying notes to consolidated financial statements

CYANOTECH CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 Description of Business and Summary of Accounting Policies

Description of Business

Cyanotech Corporation (the “Company”) cultivates and produces high-value, high-quality natural products derived from microalgae for the nutritional supplements market. The Company currently cultivates, on a large-scale basis, two microalgal species from which its two major product lines are derived. The Company manufactures all of its products in the United States and sells its products worldwide. As the Company’s operations are solely related to microalgae-based products, management of the Company considers its operations to be in one industry segment. Correspondingly, the Company records revenue and cost of sales information by product category.

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

Financial Instruments

Cash primarily consists of cash on hand and cash in bank deposits.

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

Level 3—Inputs to the valuation methodology are unobservable and significant to the fair value

Cash and Cash Equivalents, Accounts Receivable and Accounts Payable Due to the short-term nature of these instruments, management believes that the carrying amounts approximate fair value.

Long-Term Debt The carrying amount of long-term debt approximates fair value as interest rates applied to the underlying debt are adjusted quarterly to market interest rates, which approximate current interest rates for similar debt instruments of comparable maturities.

The Company maintains its cash accounts with a bank located in Hawaii. The total cash balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per bank. The Company had cash balances on deposit with a Hawaiian bank at March 31, 2012 that exceeded the balance insured by the FDIC by $4,263,000.

Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not accrue interest. The allowance for doubtful accounts reflects management’s best estimate of probable credit losses inherent in the accounts receivable balance. Management determines the allowance based on historical experience, specifically identified nonpaying accounts and other currently available evidence. Management reviews its allowance for doubtful accounts monthly with focus on significant individual past due balances over 90 days. All other balances are reviewed on a pooled basis. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers.

Inventories, net

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Market is defined as sales price less cost to dispose and a normal profit margin. Inventory costs include materials, labor, overhead and third party costs.

Management provides a reserve against inventory for known or expected inventory obsolescence. The reserve is determined by specific review of inventory items for product age and quality which may affect salability. At March 31, 2012 and 2011 the inventory reserve was $41,000 and $148,000, respectively.

The Company recognizes abnormal production costs, including fixed cost variances from normal production capacity, as an expense in the period incurred. Abnormal amounts of freight, handling costs and wasted material (spoilage) are recognized as current period charges and fixed production overhead costs are allocated to inventory based on the normal capacity of production facilities. Normal capacity is defined as “the production expected to be achieved over a number of periods or seasons under normal circumstances, taking into account the loss of capacity resulting from planned maintenance.” The Company expensed abnormal production costs of $1,174,000, $439,000 and $0 for the fiscal years ended March 31, 2012, 2011 and 2010, respectively. Non-inventoriable fixed costs were $53,000, $71,000 and $0 for the fiscal years ended March 31, 2012, 2011 and 2010, respectively.

Equipment and Leasehold Improvements, net

Equipment and leasehold improvements are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives for equipment and furniture and fixtures, and the shorter of the land lease term (see Notes 3 and 7) or estimated useful lives for leasehold improvements as follows:

Equipment	3 to 10 years
Furniture and fixtures	3 to 7 years
Leasehold improvements	10 to 25 years

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

Accounting for Assets Retirement Obligations

Management evaluates quarterly the potential liability for asset retirement obligations under the Company’s lease for its principal facility and corporate headquarters. No liability has been recognized as of March 31, 2012 and 2011 (see Note 7).

Revenue Recognition

The Company recognizes revenues as goods are shipped to customers and title is transferred. The criteria for recognition of revenue are when persuasive evidence that an arrangement exists and both title and risk of loss have passed to the customer, the price is fixed or determinable, and collectability is reasonably assured. Sales returns and allowances are estimated and recorded as a reduction to sales in the period in which sales are recorded. The Company records net shipping charges and sales tax in cost of goods sold.

Research and Development and Advertising

Research and development and advertising costs are expensed as incurred. Consolidated advertising expense for the years ended March 31, 2012, 2011 and 2010 was $320,000, $282,000 and $264,000, respectively.

Income Taxes

Income taxes are accounted for under the asset and liability method. The asset and liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using income tax rates applicable to the period in which the tax difference is expected to reverse. A valuation allowance is recorded when management determines that some or all of the deferred tax assets are not likely to be realized.

In evaluating a tax position for recognition, management evaluates whether it is more-likely-than-not that a position will be sustained upon examination, including resolution of related appeals or litigation processes, based on technical merits of the position. If the tax position meets the more-likely-than-not recognition threshold, the tax position is measured and recognized in the Company’s financial statements as the largest amount of tax benefit that, in management’s judgment, is greater than 50% likely of being realized upon settlement. As of March 31, 2012 and 2011, there was no significant liability for income tax associated with unrecognized tax benefits.

The Company recognizes accrued interest related to unrecognized tax benefits as well as any related penalties in interest expense in its condensed consolidated statements of operations. As of the date of adoption and during the years ended March 31, 2012, and 2011, there was no accrual for the payment of interest and penalties related to uncertain tax positions.

Share-Based Compensation

The Company accounts for share-based payment arrangements using fair value. If an award vests or becomes exercisable based on the achievement of a condition other than service, such as for meeting certain performance or market condition, the award is classified as a liability. Liability-classified awards are remeasured to fair value at each balance sheet date until the award is settled. The Company currently has no liability-classified awards. Equity- classified awards, including grants of employee stock options, are measured at the grant-date fair value of the award and are not subsequently remeasured unless an award is modified. The cost of equity-classified awards is recognized in the income statement over the period during which an employee is required to provide the service in exchange for the award, or the vesting period. All of the Company’s stock options are service-based awards, and because the Company’s stock options are “plain vanilla,” as defined by the U.S. Securities and Exchange Commission in Staff Accounting Bulletin No. 107, they are reflected only in Equity and Compensation Expense accounts.

The Company utilizes the Black-Scholes option pricing model to determine the fair value of each option award. Expected volatilities are based on the historical volatility of the Company’s common stock over a period consistent with that of the expected term of the options. The expected term of the options are estimated based on factors such as vesting periods, contractual expiration dates and historical exercise behavior. The risk-free rates for periods within the contractual life of the options are based on the yields of U.S. Treasury instruments with terms comparable to the estimated option terms.

Per Share Amounts

Basic earnings per common share is calculated by dividing net income for the year by the weighted-average number of common shares outstanding during the year. Diluted earnings per common share is calculated by dividing net income for the year by the sum of the weighted-average number of common shares outstanding during the year plus the number of potentially dilutive common shares (“dilutive securities”) that were outstanding during the year. Dilutive securities include options granted pursuant to the Company’s stock option plans, potential shares related to the Employee Stock Purchase Plan and Restricted Stock grants to employees and non-employees. Dilutive securities related to the Company’s stock option plans are included in the calculation of diluted earnings per common share using the treasury stock method. Potentially dilutive securities are excluded from the computation of earnings per share in periods in which a net loss is reported, as their effect would be antidilutive. A reconciliation of the numerators and denominators of the basic and diluted earnings per common share calculations for the years ended March 31, 2012, 2011 and 2010 is presented in Note 9. There were 918,000, 9,000 and 8,000 potentially dilutive shares excluded from income per share during 2012, 2011 and 2010, respectively, as they were anti dilutive.

Note 2 Inventories, net

Inventories consist of the following as of March 31, 2012 and 2011:

	2012	2011
	(in thousands)
Raw materials	$344	$336
Work in process	253	339
Finished goods(1)	2,722	2,787
Supplies	229	165
	$3,548	$3,627

(1)                                 Net of reserve for obsolescence of $41,000 and $148,000at March 31, 2012 and 2011, respectively.

Note 3 Equipment and Leasehold Improvements, net

Equipment and leasehold improvements consists of the following as of March 31, 2012 and 2011:

	2012	2011
	(in thousands)
Equipment(1)	$6,695	$6,801
Leasehold improvements	7,524	7,367
Furniture and fixtures	154	95
	14,373	14,263
Less accumulated depreciation and amortization	(9,867)	(9,817)
Construction in-progress	1,328	111
	$5,834	$4,557

(1)                                 Includes $97,000 of equipment under capital lease at March 31, 2012 and 2011, with accumulated depreciation of $39,000 and $19,000, respectively.

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. No such event occurred during the fiscal years ended March 31, 2012, 2011 and 2010. The Company recognized a loss on disposal of equipment and leasehold improvements in the amount of $57,000, $22,000 and $155,000 in fiscal 2012, 2011and 2010 respectively.

Note 4 Accrued Expenses

Components of accrued expenses as of March 31, 2012 and 2011 are as follows:

	2012	2011
	(in thousands)
Wages, commissions and profit sharing	$491	$426
Bonuses	642	100
Customer rebates	69	173
Other accrued expenses	150	124
	$1,352	$823

Note 5 Line of Credit

On March 22, 2011, the Company renewed the agreement with First Hawaiian Bank for a Line of Credit in the amount of $350,000 with a maturity date of April 1, 2012. The obligation is secured by the Company’s U.S. accounts receivable and bears a variable interest rate based on prime plus 2%. There was no outstanding balance as of March 31, 2012 and March 31, 2011. The weighted average interest rate was 5.25% for the years ending 2012 and 2011, respectively.  The credit agreement requires the Company to meet certain financial covenants. The Company was in compliance with these financial covenants at March 31, 2012. The line of credit was not renewed upon expiration April 1, 2012.

Note 6 Long-Term Debt

Long-term debt consists of the following as of March 31, 2012 and 2011 as follows:

	2012	2011
	(in thousands)
Term loans	$634	$757
Less current maturities	(234)	(204)
Long-term debt, excluding current maturities	$400	$553

Term Loan Agreements

In February 2008, the Company executed a Term Loan Agreement with a lender providing for $1.1 million in aggregate credit facilities, secured by the Company’s assets. The Term Loan has a maturity date of March 1, 2015 and is payable in 84 equal monthly principal payments plus interest. The interest rate under the Term Loan, in the absence of a default under the agreement, is the prime rate in effect as of the close of business on the first day of each calendar quarter, plus 1%. As of March 31, 2012 the prime rate was 3.25%. The balance under this loan was $506,000 and $660,000 at March 31, 2012 and 2011, respectively. The Company is prohibited from declaring any common stock dividends without the lender’s prior written consent. The credit agreement requires the Company to meet certain financial covenants. The Company was in compliance with these financial covenants at March 31, 2012 and 2011.

The Company has four equipment loans with John Deere credit providing for $132,000 in equipment financing; three of these loans are payable in 48 equal monthly principle payments and one is payable in 36 equal monthly principle payments.  At March 31, 2012 the total outstanding combined balance was approximately $76,000. The equipment loans have maturity dates of December 2012 as to $8,000, March 2013 as to $7,000, May 2015 as to $34,000 and November 2015 as to $27,000. The loans are at a 0% rate of interest and are net of imputed interest of $2,000.  Amortization of discount for the year ended March 31, 2012 was $1,500.  At March 31, 2011 the total outstanding combined balance was approximately $32,000.

In September 2011, the Company executed a Term Loan Agreement with Nissan Motor Acceptance Corporation providing for $23,000 in equipment financing, secured by the equipment. The Term Loan has a maturity date of September 13, 2016 and is payable in 60 equal monthly principal payments. The interest rate under this Term Loan is 0%. Imputed interest at a rate of 2% (cash discount offered by seller) has been recorded and is being amortized as interest over the term of the loan. The face value of the term loan is reported in the balance sheets at $20,000, less the unamortized discount of $900 at March 31, 2012.

Capital Lease

In March 2010, the Company executed a capital lease agreement with Thermo Fisher Financial providing for $97,000 in equipment, secured by the equipment financed. The capital lease has a maturity date of March 2013 and is payable in 36 equal monthly payments. The interest rate under this capital lease is 6.6%. The balance under this lease was $34,000 and $67,000 at March 31, 2012 and 2011, respectively.

Future principal payments under the loan agreements and capital lease as of March 31, 2012 are as follows:

Year ending March 31	(in thousands)
2013	$234
2014	190
2015	197
2016	11
2017	2
Total principal payments	$634

Note 7 Leases

The Company’s principal facility and its corporate headquarters are located at the Natural Energy Laboratory of Hawaii Authority (“NELHA”) at Keahole Point in Kailua-Kona, Hawaii. The property is leased from the State of Hawaii under a 40-year commercial lease expiring in 2035. Under the terms of the existing NELHA lease, the Company could be required to remove improvements at the end of the lease term. Under generally accepted accounting principles in the United States, an entity should recognize the fair value of a liability for an asset retirement obligation in the period in which the retirement obligation is incurred, if a reasonable estimate of fair value can be made. If such an estimate cannot be made in the period the asset retirement obligation is incurred, the liability should be recognized when the fair value can be reasonably estimated. Based on communications with NELHA, we do not believe the projected cost for such removal to be material to the consolidated financial statements, or likely, given historical practices. However, conditions could change in the future. It is not possible to predict such changes or estimate any impact thereof.

The Company leases facilities, equipment and land under operating leases expiring through 2035. The land lease provides for contingent rentals in excess of minimum rental commitments based on a percentage of the Company’s sales. Contingent rental for the years ended March 31, 2012, 2011 and 2010 was $188,000, $96,000 and $81,000, respectively.

Future minimum lease payments under non-cancelable operating leases at March 31, 2012 are as follows:

Year ending March 31	(in thousands)
2013	$459
2014	468
2015	479
2016	402
2017	309
Thereafter	5,311
Total minimum lease payments	$7,428

Rent expense, including contingent rent, under operating leases amounted to $509,000, $370,000 and $337,000 for the years ended March 31, 2012, 2011 and 2010, respectively.

Note 8 Share-Based Compensation

Stock Options

As of March 31, 2012, the Company had the following two shareholder approved stock plans under which shares were available for equity based awards:  The 2005 Stock Option Plan (the “2005 Plan”) wherein 2,075,000 shares of common stock are reserved for issuance until the Plan terminates on August 21, 2015, and The Independent Director Stock Option and Stock Grant Plan (the “2004 Directors Plan”) wherein 200,000 shares of common stock are reserved for issuance until the plan terminates in 2014.

Under the 2005 Plan, eligible employees and certain independent consultants may be granted options to purchase shares of the Company’s common stock.  The shares issuable under the 2005 Plan will either be shares of the Company’s authorized but previously unissued common stock or shares reacquired by the Company, including shares purchased on the open market.  As of March 31, 2012, there were 666,138 options available for grant under the 2005 Plan.

Under the 2004 Directors Plan, upon election to the Board of Directors at an annual stockholders meeting, a newly elected non-employee director will be granted a ten-year option to purchase 6,000 shares of the Company’s common stock. Options vest and become exercisable six months from the date of grant.  In addition, on the date of each annual stockholders meeting, each non-employee director continuing in office is automatically issued 2,000 shares of the Company’s common stock, and an additional 2,000 shares to the director serving as Chairman of the Board, non-transferable for six months following the date of grant. As of March 31, 2012, there were 143,123 shares available for grant under the 2004 Directors Plan.

The following table presents shares authorized, available for future grant and outstanding under each of the Company’s plans:

	As of March 31, 2012
	Authorized	Available	Outstanding

2005 Plan	2,075,000	666,138	1,238,416
2004 Directors Plan	200,000	143,123	12,000
1994 Plan	—	—	750
Total	2,275,000	809,261	1,251,166

All stock option grants made under the 2005 Plan and the 2004 Directors Plan were issued at exercise prices no less than the Company’s closing stock price on the date of grant.  Options under the 2005 Plan and 2004 Directors Plan were determined by the Board of Directors or the Stock Option and Compensation Committee of the Board in accordance with the provisions of the respective plans.  The terms of each option grant include vesting, exercise, and other conditions are set forth in a Stock Option Agreement evidencing each grant.  No option can have a life in excess of ten (10) years.  The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model.  The model requires various assumptions, including a risk-free interest rate, the expected term of the options, the expected stock price volatility over the expected term of the options, and the expected dividend yield.  Compensation expense for employee stock options is recognized ratably over the vesting term.  Compensation expense recognized for options issued under the 2005 Plan was $407,000, $47,000 and $(65,000) for the years ended March 31, 2012, 2011 and 2010, respectively.  The negative compensation expense for fiscal 2010 was due to the forfeiture of 262,112 unvested options at $2.12 per share.  Independent Director compensation expense of $30,000, $27,000 and $20,000 was recognized under the 2004 Directors Plan for the years ended March 31, 2012, 2011 and 2010, respectively.  All stock-based compensation has been classified as General and Administrative expense in the consolidated statement of operations.

A summary of option activity under the Company’s stock plans for the years ended March 31, 2012, 2011 and 2010 is presented below:

Option Activity	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2009	509,721	$2.11	8.9 years	$38,130
Granted	113,000	2.08
Exercised	(50)	1.60
Forfeited or Expired	(289,065)	2.28
Outstanding at March 31, 2010	333,606	$1.69	8.4 years	$555,281
Granted	230,000	3.04
Exercised	(132,596)	1.41
Forfeited or Expired	(4,360)	2.12
Outstanding at March 31, 2011	426,650	$2.49	8.8 years	$395,693
Granted	922,516	3.87
Exercised	(37,800)	1.82
Forfeited	(59,450)	2.14
Expired	(750)	4.20
Outstanding at March 31, 2012	1,251,166	$3.54	9.0 years	$8,243,956
Exercisable at March 31, 2012	142,100	$2.72	8.1 years	$1,052,731

The aggregate intrinsic value in the table above is before applicable income taxes and represents the excess amount over the exercise price optionees would have received if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price of $10.13 for such day.  The total intrinsic value of stock options exercised during fiscal years 2012, 2011 and 2010 were $147,000, $264,000 and $128, respectively.

A summary of the Company’s non-vested options for the year ended March 31, 2012 is presented below:

Nonvested Options	Shares	Weighted Average Grant-Date Fair Value
Nonvested at March 31, 2011	377,040	$1.87
Granted	922,516	2.78
Vested	(133,480)	1.75
Forfeited	(57,010)	1.15
Nonvested at March 31, 2012	1,109,066	$2.57

The weighted average grant-date fair value of stock options granted during fiscal years 2012, 2011 and 2010 were $2,528,000, $487,000 and $73,000, respectively.  The total grant-date fair values of stock options that vested during fiscal years 2012, 2011 and 2010 were $234,000, $66,000 and $151,000, respectively,

The following table summarizes the weighted average characteristics of outstanding stock options as of March 31, 2012:

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Number of Shares	Remaining Life (Years)	Weighted Average Price	Number of Shares	Weighted Average Price
$ 1.60 - $3.70	462,600	8.4	$2.91	137,460	$2.68
$ 3.71 - $4.42	733,566	9.4	3.82	4,640	3.82
$ 4.43 - $5.40	55,000	9.6	5.16	—	—
Total stock options	1,251,166	9.0	$3.54	142,100	$2.72

The range of fair value assumptions related to options granted during the years ended March 31, 2012, 2011 and 2010 were as follows:

	2012	2011	2010
Exercise Price:	$3.58 – 5.40	$3.04	$2.08
Volatility:	56.18 – 78.61%	80.3%	88.9%
Risk Free Rate:	0.09 – 2.25%	2.35%	3.13%
Vesting Period:	0 - 5 years	1 - 3 years	4 years
Forfeiture Rate:	0 - 16.88%	10%	20%
Expected Life	0.25 – 8.25 years	6 years	6.25 years
Dividend Rate	0%	0%	0%

As of March 31, 2012, total unrecognized stock-based compensation expense related to all unvested stock options was $2,162,000, which is expected to be expensed over a weighted average period of 4.5 years.

Warrant

At March 31, 2011 and 2010, the Company had a single warrant outstanding which allowed the warrant holder rights to acquire 5,000 shares of the Company’s common stock.  The warrant expired in April 2011 and had an exercise price of $10.20 per share.

Note 9 Preferred Stock

The Company has five million shares of authorized preferred stock, none of which is issued or outstanding. Under the terms of the Company’s Amended and Restated Articles of Incorporation, the Board of Directors is authorized to determine or alter the rights, preferences, privileges and restrictions of the Company’s authorized but unissued shares of preferred stock.

Note 10 Earnings Per Share

Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the potentially dilutive effect of outstanding stock options and warrants using the treasury stock method.

Reconciliations between the numerator and the denominator of the basic and diluted earnings per share computations for the years ended March 31, 2012, 2011 and 2010 are as follows:

	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except per share amounts)
Year ended March 31, 2012:
Basic income per share	$3,632	5,414	$.67
Effective dilutive securities—
Common stock options	—	120	(.01)
Diluted income per share	$3,632	5,534	$.66
Year ended March 31, 2011:
Basic income per share	$1,730	5,353	$0.32
Effective dilutive securities—
Common stock options	—	60	—
Diluted income per share	$1,730	5,413	$0.32
Year ended March 31, 2010:
Basic and diluted loss per share	$1,391	5,251	$0.26
Effective dilutive securities—
Common stock options	—	95	—
Diluted income per share	$1,391	5,346	$0.26

Diluted earnings per share does not include the impact of common stock options totaling 918,000, 9,000 and 8,000 for the fiscal years ending March 31, 2012, 2011 and 2010, respectively, as the effect of their inclusion would be anti-dilutive.

Note 11 Profit Sharing Plan and 401k Plan

The Company sponsors a profit sharing plan for all employees not covered under a separate management incentive plan. Under the profit sharing plan, a percentage determined by the Board of Directors of pre-tax profits on a quarterly basis may be allocated to non-management employees at management’s discretion. The profit sharing bonus may be distributed all in cash on an after-tax basis or distributed half in cash (on an after-tax basis) and the remainder deposited in an employee’s 401(k) account on a pre-tax basis. Employees may also make voluntary pre-tax contributions to their 401(k) accounts. Compensation expense under this plan was approximately $146,000, $62,000 and $92,000 for the fiscal years ended March 31, 2012, 2011 and 2010, respectively. Additionally, the Company makes a retirement contribution to all employees individual 401(k) accounts equal to two percent of each employee’s base pay for each bi-weekly pay period on a pre-tax basis.  Retirement expense under this plan was approximately $70,000, $62,000 and $66,000 for fiscal years ended March 31, 2012, 2011 and 2010, respectively.

Note 12 Major Customers and Geographic Information

Net sales by product line for the years 2012, 2011 and 2010 are as follows:

	2012	2011	2010
	(in thousands)
Net sales:
Spirulina products	$8,701	$8,387	$7,744
Natural astaxanthin products
BioAstin®	15,912	8,434	7,978
Other products	18	6	20
	$24,631	$16,827	$15,742

The Company has one major U.S. customer, and astaxanthin sales to this customer for the year ended March 31, 2012 were approximately $1,577,000 or 6% of our total net sales. Sales to this customer were approximately $780,000 (5% of net sales) and $1,653,000 (10% of net sales) for the fiscal years 2011 and 2010, respectively.

The following table presents sales for the years 2012, 2011 and 2010 by geographic region:

	2012		2011		2010
	(dollars in thousands)
Net sales(1):
United States	$16,430	67%	$9,809	58%	$9,028	57%
Germany	1,223	5%	1,192	7%	1,601	10%
The Netherlands	953	4%	1,118	7%	1,033	7%
Other	6,025	24%	4,708	28%	4,080	26%
	$24,631	100%	$16,827	100%	$15,742	100%

(1)                                 Net sales are attributed to countries based on location of customer.

Note 13 Income Taxes

Income tax benefit (expense) for the years ended March 31, 2012, 2011 and 2010 consisted of:

	2012	2011	2010
	(in thousands)
Current:
Federal	$(66)	$17	$(22)
State	(47)	(2)	(2)
Total current	(113)	15	(24)
Deferred:
Federal	859	492	—
State	33	60	—
Total deferred	892	552	—
Income tax benefit (expense)	$779	$567	$(24)

The following table reconciles the amount of income taxes computed at the federal statutory rate of 34%, for all periods presented, to the amount reflected in the Company’s consolidated statements of operations for the years ended March 31, 2012, 2011 and 2010:

	2012	2011	2010
	(in thousands)
Tax provision at federal statutory income tax rate	$(970)	$(395)	$(480)
State income taxes benefit (expense), net of federal income tax effect	(68)	38	(105)
Decrease in valuation allowance for utilization of deferred tax assets	1,100	357	530
Reduction in valuation allowance	892	552	—
Stock based compensation	(97)	16	22
Other, net	(78)	(1)	9
Income tax benefit (expense)	$779	$567	$(24)

The tax effects of temporary differences related to various assets, liabilities and carry forwards that give rise to deferred tax assets and deferred tax liabilities as of March 31, 2012 and 2011 are as follows:

	2012	2011
	(in thousands)
Deferred tax assets:
Net operating loss carry forwards	$4,546	$5,870
Compensation accrual	322	48
Inventory differences	41	97
Tax credit carry forwards	115	101
Other	11	23
Gross deferred tax assets	5,035	6,139
Less valuation allowance	(2,994)	(4,986)
Net deferred tax assets	2,041	1,153
Deferred tax liability: Depreciation and amortization	(597)	(601)
Net deferred tax assets	$1,444	$552

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

At March 31, 2012, the Company has net operating loss carry forwards and tax credit carry forwards available to offset future federal income tax as follows (in thousands):

Expires March 31,	Net Operating Losses	Research and Experimentation Tax Credits
2020	724	7
2021	1,727	2
2022	3,161	—
2023	1,863	—
2026	159	—
2027	2,665	—
2028	1,612	—
2031	389	—
	$12,300	$9

In addition, at March 31, 2012, the Company has alternative minimum tax credit carry forwards of approximately $105,000 available to reduce future federal regular income taxes over an indefinite period.

At March 31, 2012, the Company has state tax net operating loss carry forwards available to offset future Hawaii and California state taxable income of $7,605,000 and $458,000, respectively. These carry forwards expire March 31, 2016 through 2031.

The following represents the open tax years and jurisdictions that the Company used in its evaluation of tax positions:

Open tax years ending March 31,	Jurisdiction
2009 through 2012	U.S. federal
2009 through 2012	State of Hawaii
2008 through 2012	State of California

Note 14 Selected Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter(1)	Fourth Quarter (1)(2)	Year
	(in thousands, except per share data)
2012
Net sales	$5,950	$5,989	$6,706	$5,986	$24,631
Gross profit	2,104	2,790	2,827	2,053	9,774
Net income	486	875	1,113	1,158	3,632
Net income per share—
Basic	0.09	0.16	0.21	0.21	0.67
Diluted	0.09	0.16	0.20	0.20	0.66

2011
Net sales	$3,856	$3,834	$3,919	$5,218	$16,827
Gross profit	1,659	1,652	1,232	1,798	6,341
Net income	399	526	10	795	1,730
Net income per share—
Basic	0.08	0.10	0.00	0.15	0.32
Diluted	0.07	0.10	0.00	0.14	0.32

(1)                                 The third and fourth quarters of 2011 include abnormal production costs and non-inventoriable fixed costs totaling $360,000 and $150,000, respectively.

(2)                                 The fourth quarter of 2012 and 2011 includes the tax benefit of $892,000 and $552,000, respectively, due to reduction in valuation allowance of deferred tax assets.

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

Management’s Report on Internal Control over Financial Reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management evaluated the effectiveness of our internal control over financial reporting as of March 31, 2012. This assessment was based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, using those criteria, management concluded that our internal control over financial reporting was effective as of March 31, 2012.

Changes in Internal Control over Financial Reporting.

In order to address the material weakness identified in the prior years, we have made changes in our internal controls over financial reporting throughout the fiscal year ended March 31, 2012. These changes, designed to improve our internal controls and procedures, relate to proper accounting for inventory costs in accordance with GAAP and with internal control over financial reporting. These measures include:  upgrades and improvements to the Company’s resource management system; automation of manual functions within the resource management system, through the use of interfacing add-on applications and through software application that manage critical data independently; subscription to an online knowledgebase to provide the latest updates and checklists of accounting and reporting standards; additional accounting personnel and system training. We have been able to remediate the material weakness in internal control noted in the past.

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

Item 9B.  Other Information

Not applicable

PART III

Item 10.  Directors, Executive Officers of the Registrant and Corporate Governance

Information with respect to Directors may be found under captions “Proposal One: Election of Directors,” “Board Meetings and Committees,” “Director Compensation,” “Security Ownership of Certain Beneficial Owners and Management: and “Compliance with Section 16(a) of the Exchange Act” contained in Cyanotech’s definitive 2012 proxy Statement. Information on Executive Officers may be found under the caption “Executive Officers” contained in Cyanotech’s definitive 2012 Proxy Statement.

We have adopted the Cyanotech Code of Ethics for Chief Executive Officer and Senior Financial Officers (the “Code of Ethics”), which is included in our Code of Conduct and Ethics. We have also adopted the Board of Directors Code of Conduct.  Both Codes are publicly available on our website at www.cyanotech.com. If we make any substantive amendments to or grant any waiver from such Codes relating to our Chief Executive Officer, Chief Financial Officer or Controller, we will disclose the nature of such amendment in a report on Form 8-K and amend the website disclosure.

Item 11.  Executive Compensation

The information required by this Item is incorporated herein by reference from the sections captioned “Executive Compensation and Other Information,” “Equity Compensation Plan Information,” “Option Grants in Last Fiscal Year,” “Aggregated Options Exercises in Last Fiscal Year and Fiscal Year-End Option Values,” and “Stockholder Return Performance Graph” contained in Cyanotech’s definitive 2012 Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The security ownership information required by this Item is incorporated herein by reference from the sections captioned “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” contained in Cyanotech’s definitive 2012 Proxy Statement.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference from the sections captioned “Related Party Transactions” contained in Cyanotech’s definitive 2012 Proxy Statement.

Item 14.  Principal Accountant Fees and Services

Information concerning principal accountant fees and services appears under the heading “Independent Registered Public Accounting Firm’s Fees” in Cyanotech’s definitive 2012 Proxy Statement.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)	Financial Statements and Schedules

(1)	The following Financial Statements of Cyanotech Corporation and subsidiary and the Report of Independent Registered Public Accounting Firm are included in Item 8 of this report:
	Report of Independent Registered Public Accounting Firm	21
	Consolidated Balance Sheets as of March 31, 2012 and 2011	22
	Consolidated Statements of Operations for the years ended March 31, 2012, 2011 and 2010	23
	Consolidated Statements of Stockholders’ Equity for the years ended March 31, 2012, 2011 and 2010	24
	Consolidated Statements of Cash Flows for the years ended March 31, 2012, 2011 and 2010	25
	Notes to Consolidated Financial Statements	26

(2)	The following financial statement schedule is included in this report on the pages indicated below:
	Schedule II—Valuation and Qualifying Accounts	42

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
4.2

Term Loan Agreement dated February 20, 2008 between the Company and B&I Lending, LLC. (Incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10K for the year ended March 31, 2008, File No. 0-14602)

10.1

Sub-Lease Agreement between the Company and Natural Energy Laboratory of Hawaii Authority dated December 29, 1995 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 1995, File No. 0-14602)

10.2

Supplemental Agreement effective February 1, 2012 to amend the Sub-Lease Agreement described in Exhibit 10.1 herein, (Incorporated by reference to Exhibit 1.01 to the Company’s Current Report on Form 8-K dated March 9, 2012, File No. 0-14602).

10.3

2004 Independent Director Stock Option and Restricted Stock Grant Plan, amended and restated November 8, 2011 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q dated November 14, 2011 for the quarter ended September 30, 2011, File No. 0-14602).

10.4	2005 Stock Option Plan, amended August 29, 2011 (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, File No. 0-14602).
10.5	Letter Agreement with Chief Executive Officer dated November 5, 2010 (Incorporated by reference as Exhibit 10.1 to the Company’s Report on Form 8-K filed on November 9, 2010, File No. 0-14602)
14.1

Amended Code of Ethics for Chief Executive Officer and Senior Financial Officers, which is included in the Code of Conduct and Ethics. (Incorporated by reference to Exhibit 99.2 to the Company’s Report on Form 8-K filed on December 19, 2005, and by reference and attachment to the Company’s Internet address www.cyanotech.com.)

21.1*	Subsidiary of the Company
23.1*	Consent of Independent Registered Public Accounting Firm signed June 21, 2012—Grant Thornton LLP
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of June 21, 2012
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of June 21 2012.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed as of June 21, 2012.
101

The following financial information from our Annual Report on Form 10-K for fiscal year ended March 31, 2012, filed with the SEC on June 21, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets at March 31, 2012 and 2011, (ii) the Consolidated Statements of Operations for the years ended March 31, 2012, 2011 and 2010, (iii) the Consolidated Statements of Stockholders’ Equity for the years ended March 31, 2012, 2011 and 2010, (iv) the Consolidated Statements of Cash Flows for the years ended March 31, 2012 and 2011, and (v) Notes to Consolidated Financial Statements.

*                                         Included herewith. Other exhibits were filed as shown above.

Schedule II

Cyanotech Corporation and Subsidiary

Valuation and Qualifying Accounts

Years Ended March 31, 2012, 2011 and 2010

(in thousands)

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expense	Charged to Other Accounts	Deductions	Balance at End of Year
Allowance for Doubtful Accounts:
2012	$58	(36)	—	(6)	$16
2011	10	48	—	—	58
2010	14	(4)	—	—	10
Inventory Reserve:
2012	$148	5	—	(112)	$41
2011	54	190	—	(96)	148
2010	—	126	—	(72)	54

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 21st day of June, 2012

CYANOTECH CORPORATION

By:	/s/ Brent D. Bailey
Brent D. Bailey
President and Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Brent D. Bailey	President and Chief Executive Officer and Director	June 21, 2012
Brent D. Bailey

/s/ Jole Deal	Chief Financial Officer, Vice President—Finance and Administration,	June 21, 2012
Jole Deal	Secretary and Treasurer (Principal Financial and Accounting Officer)

/s/ Michael A. Davis	Chairman of the Board	June 21, 2012
Michael A. Davis

/s/ Ralph K. Carlton	Director	June 21, 2012
Ralph K. Carlton

/s/ Thomas F. Chen	Director	June 21, 2012
Thomas F. Chen

/s/ Gerald R. Cysewski, PH.D.	Director, Executive Vice President and Chief Scientific Officer	June 21, 2012
Gerald R. Cysewski

/s/ John T. Waldron	Director	June 21, 2012
John T. Waldron

(b)                                 Exhibit Listing

Exhibit Number	Document Description
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
4.2

Term Loan Agreement dated February 20, 2008 between the Company and B&I Lending, LLC. (Incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10K for the year ended March 31, 2008, File No. 0-14602)

10.1

Sub-Lease Agreement between the Company and Natural Energy Laboratory of Hawaii Authority dated December 29, 1995 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 1995, File No. 0-14602)

10.2

Supplemental Agreement effective February 1, 2012 to amend the Sub-Lease Agreement described in Exhibit 10.1 herein, (Incorporated by reference to Exhibit 1.01 to the Company’s Current Report on Form 8-K dated March 9, 2012, File No. 0-14602).

10.3

2004 Independent Director Stock Option and Restricted Stock Grant Plan, amended and restated November 8, 2011 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q dated November 14, 2011 for the quarter ended September 30, 2011, File No. 0-14602).

10.4	2005 Stock Option Plan, amended August 29, 2011 (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, File No. 0-14602).
10.5	Letter Agreement with Chief Executive Officer dated November 5, 2010 (Incorporated by reference as Exhibit 10.1 to the Company’s Report on Form 8-K filed on November 9, 2010, File No. 0-14602)
14.1

Amended Code of Ethics for Chief Executive Officer and Senior Financial Officers, which is included in the Code of Conduct and Ethics. (Incorporated by reference to Exhibit 99.2 to the Company’s Report on Form 8-K filed on December 19, 2005, and by reference and attachment to the Company’s Internet address www.cyanotech.com.)

21.1*	Subsidiary of the Company
23.1*	Consent of Independent Registered Public Accounting Firm signed June 21, 2012—Grant Thornton LLP
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of June 21, 2012
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of June 21 2012.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed as of June 21, 2012.
101

The following financial information from our Annual Report on Form 10-K for fiscal year ended March 31, 2012, filed with the SEC on June 21, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets at March 31, 2012 and 2011, (ii) the Consolidated Statements of Operations for the years ended March 31, 2012, 2011 and 2010, (iii) the Consolidated Statements of Stockholders’ Equity for the years ended March 31, 2012, 2011 and 2010, (iv) the Consolidated Statements of Cash Flows for the years ended March 31, 2012 and 2011, and (v) Notes to Consolidated Financial Statements.

*                                         Included herewith. Other exhibits were filed as shown above.