Form 10-Q
period 2012-06-30
CYANOTECH CORP
filed 2012-08-10
CIK 768408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended June 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Number of common shares outstanding as of August 10, 2012:

Title of Class	Shares Outstanding
Common stock - $0.02 par value	5,440,968

CYANOTECH CORPORATION

FORM 10-Q

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

CYANOTECH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except par value and number of shares)

(Unaudited)

	June 30, 2012	March 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$4,652	$5,061
Accounts receivable, net of allowance for doubtful accounts of $6 at June 30, 2012 and $16 at March 31, 2012	2,737	2,373
Inventories, net	3,089	3,548
Deferred tax assets	137	137
Prepaid expenses and other current assets	262	300
Total current assets	10,877	11,419

Equipment and leasehold improvements, net	6,186	5,834
Deferred tax assets	1,307	1,307
Other assets	514	478
Total assets	$18,884	$19,038

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$222	$234
Customer deposits	36	49
Accounts payable	1,489	1,726
Accrued expenses	884	1,352
Total current liabilities	2,631	3,361

Long-term debt, excluding current maturities	354	400
Deferred rent	16	12
Total liabilities	3,001	3,773

Commitments and contingencies

Stockholders’ equity:
Common stock of $0.02 par value, shares authorized 7,500,000; 5,440,968 shares issued and outstanding at June 30, 2012 and March 31, 2012	109	109
Additional paid-in capital	28,449	28,324
Accumulated deficit	(12,675)	(13,168)
Total stockholders’ equity	15,883	15,265

Total liabilities and stockholders’ equity	$18,884	$19,038

See accompanying Notes to Condensed Consolidated Financial Statements.

CYANOTECH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,
	2012	2011

NET SALES	$6,506	$5,950
COST OF SALES	3,932	3,846
Gross Profit	2,574	2,104

OPERATING EXPENSES:
General and administrative	1,148	948
Sales and marketing	838	567
Research and development	51	71
Loss on disposal of equipment and leasehold improvements	22	2
Total operating expenses	2,059	1,588

Income from operations	515	516

Interest expense, net	12	14

Income before provision for income taxes	503	502

PROVISION FOR INCOME TAXES	10	16

NET INCOME	$493	$486

NET INCOME PER SHARE:
Basic	$0.09	$0.09
Diluted	$0.08	$0.09

SHARES USED IN CALCULATION OF NET INCOME PER SHARE:
Basic	5,441	5,395
Diluted	5,873	5,460

See accompanying Notes to Condensed Consolidated Financial Statements.

CYANOTECH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended June 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$493	$486
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of equipment and leasehold improvements	22	2
Depreciation and amortization	192	164
Amortization of debt issue costs and other assets	11	12
Share based compensation expense	125	50
Reduction of allowance for doubtful accounts	(10)	—
Net (increase) decrease in assets:
Accounts receivable	(354)	(121)
Inventories	459	818
Prepaid expenses and other assets	(9)	(17)
Net increase (decrease) in liabilities:
Customer deposits	(13)	(18)
Accounts payable	(237)	(73)
Accrued expenses	(468)	11
Deferred rent	4	—
Net cash provided by operating activities	215	1,314

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in equipment and leasehold improvements	(566)	(260)
Net cash used in investing activities	(566)	(260)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long term debt, net of costs	—	43
Principal payments on long-term debt	(58)	(50)
Net cash used in financing activities	(58)	(7)

Net (decrease) increase in cash and cash equivalents	(409)	1,047

Cash and cash equivalents at beginning of period	5,061	2,062

Cash and cash equivalents at end of period	$4,652	$3,109

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$13	$10
Income taxes	$—	$2

See accompanying Notes to Condensed Consolidated Financial Statements.

CYANOTECH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012
(Unaudited)

1.                                      BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information pursuant to the instructions to Form 10-Q and Regulation S-X.  These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, and Condensed Consolidated Statements of Cash Flows for the periods presented in accordance with GAAP. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The condensed consolidated balance sheet as of March 31, 2012 was derived from the audited financial statements. These condensed consolidated financial statements and notes should be read in conjunction with the Company’s consolidated financial statements for the year ended March 31, 2012, contained in the Company’s annual report on Form 10-K as filed on June 21, 2012.

The accompanying condensed consolidated financial statements include the accounts of Cyanotech Corporation and its wholly owned subsidiary, Nutrex Hawaii, Inc. (“Nutrex Hawaii” or “Nutrex”, collectively the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of any contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the periods reported.  Management reviews these estimates and assumptions periodically and reflects the effect of revisions in the period that they are determined to be necessary.  Actual results could differ from those estimates and assumptions.

2.                                      INVENTORIES, NET

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method.   Inventories consist of the following:

	June 30, 2012	March 31, 2012
	(in thousands)
Raw materials	$559	$344
Work in process	284	253
Finished goods (1)	2,011	2,722
Supplies	235	229
	$3,089	$3,548

(1)          Net of reserve for obsolescence of $15,000 and $41,000, at June 30, 2012 and March 31, 2012, respectively.

The Company recognizes abnormal production costs, including fixed cost variances from normal production capacity, as an expense in the period incurred. Approximately $233,000 of abnormal production costs were charged to cost of sales for the quarter ended June 30, 2012.  Approximately $198,000 of abnormal production costs were charged to cost of sales for the quarter ended June 30, 2011.

3.                                      EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

Equipment and leasehold improvements are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives for equipment and furniture and fixtures, or the shorter of the land lease term or estimated useful lives for leasehold improvements as follows:

Equipment	3 to 10 years
Furniture and fixtures	3 to 7 years
Leasehold improvements	10 to 25 years

Equipment and leasehold improvements consist of the following:

	June 30, 2012	March 31, 2012
	(in thousands)
Equipment(1)	$6,836	$6,695
Leasehold improvements	7,616	7,524
Furniture and fixtures	154	154
	14,606	14,373
Less accumulated depreciation and amortization	(10,042)	(9,867)
Construction-in-progress	1,622	1,328
Equipment and leasehold improvements, net	$6,186	$5,834

(1)          Includes $97,000 of equipment under capital lease at June 30, 2012 and March 31, 2012, with accumulated amortization of $44,000 and $39,000, respectively.

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amount to forecasted undiscounted future cash flows expected to be generated by the asset. If the carrying amount exceeds its estimated future cash flows, then an impairment charge is recognized to the extent that the carrying amount exceeds the asset’s fair value. Management has determined no asset impairment existed as of June 30, 2012. The Company recognized a loss on disposal of equipment in the amount of $22,000 for the three months ended June 30, 2012.  The Company recognized a loss on disposal of equipment in the amount of $2,000 for the three months ended June 30, 2011.

4.                                      ACCRUED EXPENSES

Accrued expenses consist of the following:

	June 30, 2012	March 31, 2012
	(in thousands)
Wages and profit sharing	$409	$491
Bonuses	51	642
Customer rebates	132	69
Other accrued expenses	292	150
	$884	$1,352

5.                                      LONG-TERM DEBT

Long-term debt consists of the following:

	June 30, 2012	March 31, 2012
	(in thousands)
Term loans	$576	$634
Less current maturities	(222)	(234)
Long-term debt, excluding current maturities	$354	$400

Term Loan Agreements

In February 2008, the Company executed a Term Loan Agreement with a lender providing for $1.1 million in aggregate credit facilities, secured by the Company’s assets. The Term Loan has a maturity date of March 1, 2015 and is payable in 84 equal monthly principal payments plus interest. The interest rate under the Term Loan, in the absence of a default under the agreement, is the prime rate in effect as of the close of business on the first day of each calendar quarter, plus 1%. As of June 30, 2012 the prime rate was 3.25%. The balance under this loan was $466,000 and $506,000 at June 30, 2012 and March 31, 2012, respectively. The Company is prohibited from declaring any common stock dividends without the lender’s prior written consent. The credit agreement requires the Company to meet certain financial covenants. The Company was in compliance with these financial covenants at June 30, 2012.

The Company has four equipment loans with John Deere credit providing for $132,000 in equipment financing; three of these loans are payable in 48 equal monthly principle payments and one is payable in 36 equal monthly principle payments.  At June 30, 2012 and March 31, 2012 the total outstanding combined balance was approximately $68,000 and $76,000, respectively. The equipment loans have maturity dates of December 2012 as to $5,000, March 2013 as to $6,000, May 2015 as to $32,000 and November 2015 as to $25,000. The loans are at a 0% rate of interest and are net of unamortized discount of $2,000 at June 30, 2012.

In September 2011, the Company executed a Term Loan Agreement with Nissan Motor Acceptance Corporation providing for $23,000 in equipment financing, secured by the equipment. The Term Loan has a maturity date of September 13, 2016 and is payable in 60 equal monthly principal payments. The interest rate under this Term Loan is 0%. Imputed interest at a rate of 2% (cash discount offered by seller) has been recorded and is being amortized as interest over the term of the loan. The face value of the term loan is reported in the balance sheets at $19,000, less the unamortized discount of $800 at June 30, 2012.

Capital Lease

In March 2010, the Company executed a capital lease agreement with Thermo Fisher Financial providing for $97,000 in equipment, secured by the equipment financed. The capital lease has a maturity date of March 2013 and is payable in 36 equal monthly payments. The interest rate under this capital lease is 6.6%. The balance under this lease was $26,000 and $34,000 at June 30, 2012 and March 31, 2012, respectively.

Future principal payments under the term loan and capital lease agreements as of June 30, 2012 are as follows:

Payments Due	(in thousands)
Next 12 Months	$221
Year 2	192
Year 3	154
Year 4	9
Total principal payments	$576

6.                                      LEASES

The Company leases facilities, equipment and land under operating leases expiring between 2012 and 2035.  The land lease provides for contingent rental in excess of minimum rental commitments based on a percentage of the Company’s sales. Management has accrued for the estimated contingent rent as of June 30, 2012.

Future minimum lease payments under all non-cancelable operating leases at June 30, 2012 are as follows:

Payments Due	(in thousands)
Next 12 Months	$464
Year 2	469
Year 3	478
Year 4	373
Year 5	301
Thereafter	5,236
Total minimum lease payments	$7,321

7.                                      SHARE-BASED COMPENSATION

The Company accounts for share-based payment arrangements using fair value. If an award vests or becomes exercisable based on the achievement of a condition other than service, such as for meeting certain performance or market conditions, the award is classified as a liability. Liability-classified awards are remeasured to fair value at each balance sheet date until the award is settled. The Company currently has no liability-classified awards. Equity- classified awards, including grants of employee stock options, are measured at the grant-date fair value of the award and are not subsequently remeasured unless an award is modified. The cost of equity-classified awards is recognized in the income statement over the period during which an employee is required to provide the service in exchange for the award, or the vesting period. All of the Company’s stock options are service-based awards, and because the Company’s stock options are “plain vanilla,” as defined by the U.S. Securities and Exchange Commission in Staff Accounting Bulletin No. 107, they are reflected only in Equity and Compensation Expense accounts.

Stock Options

As of June 30, 2012, the Company had the following two shareholder approved plans under which shares were available for equity based awards: The 2005 Stock Option Plan (the “2005 Plan”) wherein 2,075,000 shares of common stock are reserved for issuance until the Plan terminates on August 21, 2015, and; The Independent Director Stock Option and Stock Grant Plan (the “2004 Directors Plan”) wherein 200,000 shares of common stock are reserved for issuance until the plan terminates in 2014.

Under the 2005 Plan, eligible employees and certain independent consultants may be granted options to purchase shares of the Company’s common stock. The shares issuable under the 2005 Plan will either be shares of the Company’s authorized but previously unissued common stock or shares reacquired by the Company, including shares purchased on the open market.  As of June 30, 2012, there were 667,238 options available for grant under the 2005 Plan.

Under the 2004 Directors Plan, upon election to the Board of Directors at an annual stockholders meeting, a newly elected non-employee director will be granted a ten-year option to purchase 6,000 shares of the Company’s common stock. Options vest and become exercisable six months from the date of grant. In addition, on the date of each annual stockholders meeting, each non-employee director continuing in office is automatically issued 2,000 shares of the Company’s common stock, and an additional 2,000 shares to the director serving as Chairman of the Board, non-transferable for six months following the date of grant. As of June 30, 2012, there were 143,123 shares available for grant under the 2004 Directors Plan.

The following table presents shares authorized, available for future grant and outstanding under each of the Company’s plans:

	As of June 30, 2012
	Authorized	Available	Outstanding

2005 Plan	2,075,000	667,238	1,237,316
2004 Directors Plan	200,000	143,123	12,000
1994 Plan	—	—	750
Total	2,275,000	810,361	1,250,066

All stock option grants made under the 2005 Plan and the 2004 Directors Plan were issued at exercise prices no less than the Company’s closing stock price on the date of grant. Options under the 2005 Plan and 2004 Directors Plan were determined by the Board of Directors or the Stock Option and Compensation Committee of the Board in accordance with the provisions of the respective plans.  The terms of each option grant include vesting, exercise, and other conditions are set forth in a Stock Option Agreement evidencing each grant. No option can have a life in excess of ten (10) years.  The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model. The model requires various assumptions, including a risk-free interest rate, the expected term of the options, the expected stock price volatility over the expected term of the options, and the expected dividend yield. Compensation expense for employee stock options is recognized ratably over the vesting term which ranges from 4 to 7 years. Compensation expense recognized for options issued under the 2005 Plan was $122,000 and $50,000 for the three months ended June 30, 2012 and 2011, respectively. Compensation expense recognized for options issued under the 2004 Directors Plan was $3,000 during the three months ended June 30, 2012.  No compensation expense was recognized under the 2004 Directors Plan for the three months ended June 30, 201. All share-based compensation has been classified as General and Administrative expense.

A summary of option activity under the Company’s stock plans for the three months ended June 30, 2012 is presented below:

Option Activity	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2012	1,251,166	$3.54	9.0 years	$8,243,956
Granted	—	—	—	—
Exercised	—	$—	—	—
Forfeited or expired	(1,100)	$3.35	—	—
Outstanding at June 30, 2012	1,250,066	$3.54	8.8 years	$4,223,783
Exercisable at June 30, 2012	183,000	$2.76	7.74 years	$761,346

The aggregate intrinsic value in the table above is before applicable income taxes and represents the excess amount over the exercise price optionees would have received if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price of $6.92 for such day.

A summary of the Company’s non-vested options for the three months ended June 30, 2012 is presented below:

Nonvested Options	Shares	Weighted Average Grant-Date Fair Value
Nonvested at March 31, 2012	1,109,066	$2.57
Granted	—	—
Vested	(40,900)	.87
Forfeited or expired	(1,100)	2.18
Nonvested at June 30, 2012	1,067, 066	$2.63

The following table summarizes the weighted average characteristics of outstanding stock options as of June 30, 2012:

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Number of Shares	Remaining Life (Years)	Weighted Average Price	Number of Shares	Weighted Average Price
$ 1.60 - $3.70	461,680	8.2	$2.91	168,360	$2.57
$ 3.71 - $4.42	733,386	9.2	3.82	4,640	3.82
$ 4.43 - $5.40	55,000	9.4	5.16	10,000	5.40
Total stock options	1,250,066	8.8	$3.54	183,000	$2.76

There were 0 and 800 stock options granted during the three months ended June 30, 2012 and June 30, 2011, respectively. The value assumptions related to options granted during the fiscal year ended March 31, 2012 were as follows:

2012
Exercise Price:	$3.58 – 5.40
Volatility:	56.18 – 78.61%
Risk Free Rate:	0.09 – 2.25%
Vesting Period:	0 - 5 yrs
Forfeiture Rate:	0 - 16.88%
Expected Life	0.25 – 8.25 yrs
Dividend Rate	0%

As of June 30, 2012, total unrecognized share-based compensation expense related to all unvested stock options was $2,072,000 which is expected to be expensed over a weighted average period of 4.3 years.  On July 2, 2012, the Company granted 105,000 options and on July 19, 2012, an additional 80,000 options were granted.

8.                                    INCOME TAXES

Income taxes are provided on the pretax income in the consolidated financial statements. The tax provision is based on the current quarter activity of the legal entities and jurisdictions in which the Company operates. Tax credits are recognized as a reduction to income taxes in the year the credits are earned, accordingly, the effective tax rate may vary from the customary relationship between income tax expense (benefit) and pretax income.  The effective tax rate for the three months ended June 30, 2012 differs from the statutory rate due to utilization of net operating loss carry forwards that have been partially reserved due to the Company’s inconsistent taxable income in recent years and uncertainty about taxable income in future years.

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

As of June 30, 2012, there was no liability for income tax associated with unrecognized tax benefits. The Company recognizes accrued interest related to unrecognized tax benefits as well as any related penalties in interest income or expense in its consolidated condensed statements of operations, which is consistent with the recognition of these items in prior reporting periods.

With few exceptions, the Company is no longer subject to U.S. federal, state, local, and non-U.S. income tax examination by tax authorities for tax years before 2008.

9.                                      PREFERRED STOCK

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

Reconciliations between the numerator and the denominator of the basic and diluted earnings per share computations for the three months ended June 30, 2012 and 2011 are as follows:

	Three Months Ended June 30, 2012
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands)
Basic income per share	$493	5,441	$0.09
Effect of dilutive securities—Common stock options	—	432	(.01)
Diluted income per share	$493	5,873	$0.08

	Three Months Ended June 30, 2011
	Net Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands)
Basic income per share	$486	5,395	$0.09
Effect of dilutive securities — Common stock options	—	65	—
Diluted income per share	$486	5,460	$0.09

Diluted earnings per share does not include the impact of common stock options totaling 0 and 231,550 for the three months ended June 30, 2012 and 2011, respectively, as the effect of their inclusion would be anti-dilutive.

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

•                  Consumer perception of our products due to adverse scientific research or findings, publicity regarding nutritional supplements, litigation, regulatory investigations or other events, conditions and circumstances involving the Company which receive national media coverage;

•                  The effects of competition, including tactics and locations of competitors and operating and market competition;

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

Summary of this quarter’s results:

•                  Sales for the quarter were 9.3% higher than the same quarter last year, driven by a 44% increase in sales of our consumer products, which also contributed to the improved gross profit margins vs. last year.

•                  SG&A spending reflects increases in compensation costs related to key human resource additions and marketing costs that we believe will drive long term sales in our consumer products and deliver profit growth.

Net income was slightly better than the same quarter last year, driven by lower interest expense and provision for income taxes.

Results of Operations

The following tables present selected consolidated financial data for each of the periods indicated ($ in thousands):

	Three Months Ended
	June 30, 2012	June 30, 2011

Consolidated Performance Summary
Net sales	$6,506	$5,950
Net sales increase	9.3%
Gross profit	$2,574	$2,104
Gross profit as % of net sales	39.6%	35.4%
SG&A	$2,059	$1,588
SG&A as % of net sales	31.6%	26.7%
Operating income	$515	$516
Operating income as % of net sales	7.9%	8.7%
Income tax expense	$12	$14
Net income	$493	$486

Net sales by product
Spirulina	$2,360	$2,200
Net sales increase	7.3%
Astaxanthin	$4,146	$3,750
Net sales increase	10.6%

Comparison of the Three Months Ended June 30, 2012 and 2011

Net Sales  The net sales growth of 9% for the quarter was driven by a 44% increase in our packaged products consistent with our focus and investment in the consumer packaged goods side of our business.  Within this growth, sales of spirulina increased 33% and sales of astaxanthin increased 53%.  Sales of our bulk products decreased 6%, driven by lower production in the last quarter of fiscal 2012.  Within this decrease, sales of bulk spirulina decreased 9% and sales of bulk astaxanthin decreased 5%.  International sales represented 35% of net sales for the three months ended June 30, 2012 compared to 40% for the same period a year ago.  For the three months ended June 30, 2012, there were no customers with sales equaling or exceeding 10% of our total sales.  For the three months ended June 30, 2011, one customer had sales equal to or greater than 10% of our total sales.  We will continue to focus on growing the market for our high quality, higher margin consumer products by emphasizing the higher nutritional content of our Hawaiian spirulina and the health benefits of our natural astaxanthin; however, increased competition may result in the decline of margins in the future.

Gross Profit  Our gross profit percent of net sales increased by 4.2 points in the first quarter.  An increase in sales of our higher margin consumer products, along with a higher percentage of astaxanthin sales within those consumer products, accounted for the improvement.  Gross profit is net of abnormal production costs of approximately $200,000 in the first quarter of fiscal years 2013 and 2012, respectively, and were related to spirulina production.

Operating Expenses  Operating expenses increased by $0.5 million for the first quarter compared to the same period in 2012.  Included in this is an increase in Sales and Marketing expenses of $271,000, or 47.8%, due to an increase in brand development costs and advertising programs for our packaged products.  General and Administrative expenses increased $200,000, or 21%, due to increases in costs associated with stock options granted to key employees in fiscal 2012 and increased legal costs.

Income Taxes  We recorded income tax expense of $10,000 in the current quarter compared to $16,000 for the same period in 2012.  Our effective tax rate was 2% for the current quarter and 3.35% for the same period last year.  We do not expect any material federal or state income taxes to be recorded in the current fiscal year due to our available net operating loss carry forwards.

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

Liquidity and Capital Resources

Cash Flows The following table summarizes our cash flows for the period indicated ($ in thousands):

	Three months ended June 30
	2012	2011
Total cash is provided by (used in):
Operating activities	$215	$1,314
Investing activities	(566)	(260)
Financing activities	(58)	(7)

Increase (decrease) in cash and cash equivalents	$(409)	$1,047

Cash provided by operating activities decreased $1,099,000 compared to the same period last year due primarily to changes in working capital, driven largely by a decrease in inventory of $485,000 compared to $818,000 last year, an increase in receivables of $354,000, compared to $121,000 last year, and a reduction of payables and accrued expenses of $705,000, compared to $62,000 last year.  The increase in receivables is a function of higher sales and the timing of those sales, and the decrease in payables and accrued expenses is due primarily to the payment of the fiscal 2012 bonus in June.

Cash used in investing activities in the current quarter includes costs related to leasehold improvements and equipment acquisitions at our Kona facility.

Cash used in financing activities in the current quarter consists of principal payments on debt in the normal course of business.  The prior year result is net of the receipt of proceeds from long-term debt of $43,000.

Sources and Uses of Capital

At June 30, 2012, our working capital was $8,246,000, an increase of $188,000 compared to March 31, 2012. Cash and cash equivalents at June 30, 2012 totaled $4,652,000, a decrease of $409,000 compared to March 31, 2012.

The Company has a Term Loan with a lender providing up to $1.1 million in credit, which is secured by substantially all the assets of the Company.  The outstanding balance under the Term Loan as of June 30, 2012 is approximately $466,000 with a maturity date of March 1, 2015 and is payable in equal monthly principal payments plus interest totaling approximately $15,000. The interest rate under the Term Loan, in absence of a default under the agreement, is the prime rate, as defined, in effect as of the close of business on the first day of each calendar quarter, plus 1% (the prime rate was 3.25% at June 30, 2012). We are prohibited by the Term Loan from declaring any common stock dividends without the lender’s prior written consent.

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

Based upon our current operating plan, analysis of our consolidated financial position and projected future results of operations, we believe that our operating cash flows, cash balances, and working capital will be sufficient to finance current operating requirements, debt service requirements, and routine planned capital expenditures, for the next twelve (12) months. We expect liquidity in the remainder of fiscal 2013 to be generated from operating cash flows.

Outlook

This outlook section contains a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially.

Our strategic direction has been to position the Company as a world leader in the production and marketing of high-value natural products from microalgae. We are vertically aligned, producing raw materials in the form of microalgae processed at our 90-acre facility in Hawaii, and integrating those raw materials into finished products. In fiscal 2013, our primary focus has been to put a scalable foundation in place, improving our processes, systems, facilities and organization. We will continue putting increased emphasis on our Nutrex Hawaii consumer products to introduce them to a broader consumer market than in prior years. Our focus going forward will continue to be to leverage our experience and reputation for quality, building nutritional brands which promote health and well-being. The foundation of our nutritional products is naturally cultivated Hawaiian Spirulina Pacifica® in powder and tablet form; and BioAstin® Hawaiian Astaxanthin™ antioxidant in extract, softgel caplet and micro-encapsulated beadlet form.   Information about our Company and our products can be viewed at www.cyanotech.com and www.nutrex-hawaii.com. Consumer products can also be purchased online at www.nutrex-hawaii.com.

We are focused on sustainability of production levels in order to promote growth in our astaxanthin and spirulina product lines. We will continue to improve and expand this line to meet the demand of consumers. Cyanotech filed a New Dietary Ingredient (NDI) notice with the US FDA to allow a 12 mg dosage of BioAstin Natural Astaxanthin to cover the broad spectrum of potential users. The NDI was reviewed by the FDA without comment and Cyanotech’s BioAstin® Natural Astaxanthin is now permitted at 12 mg per day. This compares to other brands whose allowed levels range from 4 mg — 7.8 mg per daily serving. The Company has now introduced a new 12 mg BioAstin softgel capsule which is available as a bulk gelcap product and as a finished consumer product through Nutrex Hawaii. We will continue to promote the nutritional superiority of Hawaiian grown spirulina to maintain and expand market share. Significant sales variability between periods and even across several periods can be expected based on historical results.

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

Our future results of operations and the other forward-looking statements contained in this Outlook, in particular the statements regarding revenues, gross margin and capital spending, involve a number of risks and uncertainties. In addition to the factors discussed above, any of the following could cause actual results to differ materially: business conditions and growth in the natural products industry and in the general economy; changes in customer order patterns; changes in demand for natural products in general; changes in weather conditions; competitive factors, such as increased production capacity from competing spirulina and astaxanthin producers and the resulting impact, if any, on world market prices for these products; government actions and increased regulations both domestic and foreign; shortage of manufacturing capacity; and other factors beyond our control. Risk factors are discussed in detail in Item 1A in our Form 10-K report for the year ended March 31, 2012.

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

This Form 10-Q should be read in conjunction with Item 9A “Controls and Procedures” of the Company’s Form 10-K for the fiscal year ended March 31, 2012, filed June 21, 2012.

(b) Changes to Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.               OTHER INFORMATION

Item 1.   Legal Proceedings

We are subject to legal proceedings and claims from time to time in the ordinary course of business.  Although we cannot predict with certainty the ultimate resolution of legal proceedings and claims asserted against us, we do not believe that any currently pending legal proceeding to which we are a party is likely to have a material adverse effect on our business, results of operations, cash flows or financial condition.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.   Defaults upon Senior Securities

None.

Item 5.   Other Information

None.

Item 6. Exhibits

a)    The following exhibits are furnished with this report:

31.1                        Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of August 10, 2012.

31.2                        Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of August 10, 2012.

32                                  Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed as of August 10, 2012.

101                           The following financial statements from Cyanotech Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYANOTECH CORPORATION
(Registrant)

August 10, 2012	By:	/s/ Brent D. Bailey
(Date)		Brent D. Bailey
President and Chief Executive Officer and Director

August 10, 2012	By:	/s/ Jole Deal
(Date)		Jole Deal
Vice President — Finance & Administration and CFO
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of August 10, 2012.

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of August 10, 2012.

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed as of August 10, 2012.

101

The following financial statements from Cyanotech Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements