Form 10-Q
period 2012-09-30
CYANOTECH CORP
filed 2012-11-09
CIK 768408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended September 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Number of common shares outstanding as of November 6, 2012:

Title of Class	Shares Outstanding
Common stock - $0.02 par value	5,463,488

CYANOTECH CORPORATION

FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

CYANOTECH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except par value and number of shares)

(Unaudited)

	September 30, 2012	March 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$3,603	$5,061
Accounts receivable, net of allowance for doubtful accounts of $6 at September 30, 2012 and $16 at March 31, 2012	3,818	2,373
Inventories, net	3,357	3,548
Deferred tax assets	137	137
Prepaid expenses and other current assets	268	300
Total current assets	11,183	11,419

Equipment and leasehold improvements, net	6,704	5,834
Restricted cash	2,250	—
Deferred tax assets	1,307	1,307
Other assets	759	478
Total assets	$22,203	$19,038

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$60	$234
Customer deposits	43	49
Accounts payable	2,176	1,726
Accrued expenses	971	1,352
Total current liabilities	3,250	3,361

Long-term debt, excluding current maturities	2,310	400
Deferred rent	15	12
Total liabilities	5,575	3,773

Commitments and contingencies

Stockholders’ equity:
Common stock of $0.02 par value, shares authorized 7,500,000; 5,463,488 shares issued and outstanding at September 30, 2012 and 5,440,968 shares at March 31, 2012	109	109
Additional paid-in capital	28,718	28,324
Accumulated deficit	(12,199)	(13,168)
Total stockholders’ equity	16,628	15,265

Total liabilities and stockholders’ equity	$22,203	$19,038

See accompanying Notes to Condensed Consolidated Financial Statements.

CYANOTECH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011

NET SALES	$6,936	$5,989	$13,442	$11,939
COST OF SALES	4,124	3,199	8,056	7,045
Gross profit	2,812	2,790	5,386	4,894

OPERATING EXPENSES:
General and administrative	1,285	1,117	2,433	2,065
Sales and marketing	880	609	1,718	1,176
Research and development	80	89	131	160
Loss on disposal of equipment and leasehold improvements	13	62	35	64
Total operating expenses	2,258	1,877	4,317	3,465

Income from operations	554	913	1,069	1,429

OTHER EXPENSE:
Loss on extinguishment of debt	(51)	—	(51)	—
Interest expense, net	(17)	(10)	(29)	(24)
Total other expense, net	(68)	(10)	(80)	(24)

Income before provision for income taxes	486	903	989	1,405

PROVISION FOR INCOME TAXES	(10)	(28)	(20)	(44)

NET INCOME	$476	$875	$969	$1,361

NET INCOME PER SHARE:
Basic	$0.09	$0.16	$0.18	$0.25
Diluted	$0.08	$0.16	$0.17	$0.25

SHARES USED IN CALCULATION OF NET INCOME PER SHARE:
Basic	5,450	5,398	5,445	5,397
Diluted	5,635	5,473	5,758	5,471

See accompanying Notes to Condensed Consolidated Financial Statements.

CYANOTECH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended September 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$969	$1,361
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on extinguishment of debt	51	—
Loss on disposal of equipment and leasehold improvements	35	64
Depreciation and amortization	399	337
Amortization of debt issue costs and other assets	74	21
Share based compensation expense	372	200
Reduction of allowance for doubtful accounts	(10)	—
Net (increase) decrease in assets:
Accounts receivable	(1,435)	117
Inventories	191	439
Prepaid expenses and other assets	(64)	(100)
Net increase (decrease) in liabilities:
Customer deposits	(6)	(38)
Accounts payable	450	182
Accrued expenses	(381)	196
Deferred rent	3	—
Net cash provided by operating activities	648	2,779

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash from issuance of long term debt	(2,250)	—
Investment in equipment and leasehold improvements	(1,304)	(716)
Net cash used in investing activities	(3,554)	(716)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long term debt, net of costs	2,281	65
Principal payments on long-term debt	(596)	(105)
Payments for debt issuance costs	(259)	—
Proceeds from stock options exercised	22	6
Net cash provided by (used in) financing activities	1,448	(34)

Net (decrease) increase in cash and cash equivalents	(1,458)	2,029

Cash and cash equivalents at beginning of period	5,061	2,062

Cash and cash equivalents at end of period	$3,603	$4,091

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$84	$21
Income taxes	$44	$18

See accompanying Notes to Condensed Consolidated Financial Statements.

CYANOTECH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2012

(Unaudited)

1.                                      BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information pursuant to the instructions to Form 10-Q and Regulation S-X of the Securities and Exchange Commission (SEC).  These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, and Condensed Consolidated Statements of Cash Flows for the periods presented in accordance with GAAP. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The Condensed Consolidated Balance Sheet as of March 31, 2012 was derived from the audited financial statements. These condensed consolidated financial statements and notes should be read in conjunction with the Company’s consolidated financial statements for the year ended March 31, 2012, contained in the Company’s annual report on Form 10-K as filed with the SEC on June 21, 2012.

The accompanying consolidated condensed financial statements include the accounts of Cyanotech Corporation and its wholly owned subsidiary, Nutrex Hawaii, Inc. (“Nutrex Hawaii” or “Nutrex”, collectively the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the periods reported.  Management reviews these estimates and assumptions periodically and reflects the effect of revisions in the period that they are determined to be necessary.  Actual results could differ from those estimates and assumptions.

2.                                      INVENTORIES

Inventories are stated at the lower of cost or market.  Cost is determined by the first-in, first-out method.  Inventories consist of the following:

	September 30, 2012	March 31, 2012
	(in thousands)
Raw materials	$513	$344
Work in process	291	253
Finished goods(1)	2,306	2,722
Supplies	247	229
	$3,357	$3,548

(1)         Net of reserve for obsolescence of $13,000 and $41,000 at September 30, 2012 and March 31, 2012, respectively.

The Company recognizes abnormal production costs, including fixed cost variances from normal production capacity, as an expense in the period incurred. Approximately $481,000 and $714,000 of abnormal production costs were charged to cost of sales for the three and six months ended September 30, 2012, respectively.  Approximately $218,000 and $416,000 of abnormal production costs were charged to cost of sales for the three and six months ended September 30, 2011.

3.                                      EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives for equipment and furniture and fixtures, or the shorter of the land lease term or estimated useful lives for leasehold improvements as follows:

Equipment	3 to 10 years
Furniture and fixtures	3 to 7 years
Leasehold improvements	10 to 25 years

Equipment and leasehold improvements consist of the following:

	September 30, 2012	March 31, 2012
	(in thousands)
Equipment(1)	$7,182	$6,695
Leasehold improvements	8,191	7,524
Furniture and fixtures	177	154
	15,550	14,373
Less accumulated depreciation and amortization	(10,231)	(9,867)
Construction-in-progress	1,385	1,328
Equipment and leasehold improvements, net	$6,704	$5,834

(1)         Includes $97,000 of equipment under capital lease with accumulated amortization of $49,000 and $39,000 at September 30, 2012 and March 31, 2012, respectively.

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amount to forecasted undiscounted future cash flows expected to be generated by the asset. If the carrying amount exceeds its estimated future cash flows, then an impairment charge is recognized to the extent that the carrying amount exceeds the asset’s fair value. Management has determined no asset impairment existed as of September 30, 2012. The Company recognized a loss on disposal of assets in the amount of $13,000 and $35,000 for the three and six months ended September 30, 2012, respectively.  The Company recognized a loss on disposal of assets in the amount of $62,000 and $64,000 for the three and six months ended September 30, 2011, respectively.

4.                                      ACCRUED EXPENSES

Accrued expenses consist of the following:

	September 30, 2012	March 31, 2012
	(in thousands)
Wages, commissions	$509	$491
Customer rebates	192	69
Bonuses	51	642
Rent	47	17
Other expenses	172	133
	$971	$1,352

5.                                      LONG-TERM DEBT

Long-term debt consists of the following:

	September 30, 2012	March 31, 2012
	(in thousands)
Term loans	$2,370	$634
Less current maturities	(60)	(234)
Long-term debt, excluding current maturities	$2,310	$400

Term Loan Agreements

On September 7, 2012, the Company completed a loan agreement with a lender providing for $5,500,000 in aggregate credit facilities (the “Loan”), secured by substantially all the Company’s assets, pursuant to a Term Loan Agreement dated August 14, 2012 (the “Loan Agreement”). The Loan Agreement is evidenced by promissory notes in the amounts of $2,250,000 and $3,250,000, the repayment of which is partially guaranteed under the provisions of a United States Department of Agriculture (“USDA”) Rural Development Guarantee program (the “Guarantees”). The proceeds of the Loan will be used to acquire new processing equipment and leasehold improvements at its Kona, Hawaii facility.

The provisions of the Loan require the payment of interest only for the first 12 months of the term; thereafter, and until its maturity on August 14, 2032, the obligation fully amortizes over nineteen (19) years. Interest on the Loan accrues on the outstanding principal balance at an annual variable rate equal to the published Wall Street Journal prime rate (3.25% at September 30, 2012) plus 1.0% and is adjustable on the first day of each calendar quarter and fixed for that quarter. At no time shall the annual interest rate be less than 5.50%. The Loan has a prepayment penalty of 5% for any prepayment made prior to the first anniversary of the date of the Loan Agreement, which penalty is reduced by 1% each year thereafter until the fifth anniversary of such date, after which there is no prepayment penalty. The balance under this Loan was $2,250,000 at September 30, 2012. Proceeds from the Loan are classified as restricted cash until drawn upon to acquire new processing equipment and leasehold improvements.

The Loan includes a one-time origination and guaranty fees totaling $214,500 and an annual renewal fee payable in the amount of 0.25% of the USDA guaranteed portion of the outstanding principal balance as of December 31 of each year, beginning December 31, 2012.  The USDA has guaranteed 80% of all amounts owing under the Loan. The Company is subject to financial covenants and customary affirmative and negative covenants. The Company was in compliance with these financial covenants at September 30, 2012.

In February 2008, the Company executed a Term Loan Agreement with a lender providing for $1.1 million in aggregate credit facilities, secured by the Company’s assets. The Term Loan had a maturity date of March 1, 2015 and was payable in 84 equal monthly principal payments plus interest. The interest rate under the Term Loan, in the absence of a default under the agreement, was the prime rate in effect as of the close of business on the first day of each calendar quarter, plus 1%. As of September 30, 2012, the prime rate was 3.25%. The balance under this loan was $0 and $506,000 at September 30, 2012 and March 31, 2012, respectively. The Company was prohibited from declaring any common stock dividends without the lender’s prior written consent. The credit agreement required the Company to meet certain financial covenants. The Company was in compliance with these financial covenants at September 30, 2012. The outstanding balance of $441,000 under this loan was paid in full on September 7, 2012.

The Company has five equipment loans with John Deere credit providing for $163,000 in equipment financing; four of these loans are payable in 48 equal monthly principal payments and one is payable in 36 equal monthly principal payments.  At September 30, 2012 and March 31, 2012 the total outstanding combined balance was approximately $87,000 and $76,000, respectively. The equipment loans have maturity dates of December 2012 as to $2,000, March 2013 as to $4,000, May 2015 as to $29,000, November 2015 as to $24,000 and June 2016 as to $28,000. The loans are at a 0% rate of interest and are net of unamortized discount of $3,000 at September 30, 2012.

In September 2011, the Company executed a Term Loan Agreement with Nissan Motor Acceptance Corporation providing for $23,000 in equipment financing, secured by the equipment. The Term Loan has a maturity date of September 13, 2016 and is payable in 60 equal monthly principal payments. The interest rate under this Term Loan is 0%. Imputed interest at a rate of 2% (cash discount offered by seller) has been recorded and is being amortized as interest over the term of the loan. The face value of the term loan is reported in the balance sheets at $17,000, less the unamortized discount of $700 at September 30, 2012.

Capital Lease

In March 2010, the Company executed a capital lease agreement with Thermo Fisher Financial providing for $97,000 in equipment, secured by the equipment financed. The capital lease has a maturity date of March 2013 and is payable in 36 equal monthly payments. The interest rate under this capital lease is 6.6%. The balance under this capital lease was $18,000 and $34,000 at September 30, 2012 at March 31, 2012, respectively.

Future principal payments under the term loans and capital lease agreement as of September 30, 2012 are as follows:

Payments Due	(in thousands)
Next 12 Months	$58
Year 2	99
Year 3	100
Year 4	89
Year 5	82
Thereafter through 2032	1,942
Total principal payments	$2,370

6.                                      LEASES

The Company leases facilities, equipment and land under operating leases expiring between 2012 and 2035.  The land lease provides for contingent rental in excess of minimum rental commitments based on a percentage of the Company’s sales. Management has accrued for the estimated contingent rent as of September 30, 2012.

Future minimum lease payments under all non-cancelable operating leases at September 30, 2012 are as follows:

Payments Due	(in thousands)
Next 12 Months	$465
Year 2	471
Year 3	455
Year 4	352
Year 5	300
Thereafter through 2026	5,161
Total minimum lease payments	$7,204

7.                                      COMMITMENTS AND CONTINGENCIES

On September 12, 2012, the Company entered into an agreement with Uhde Corporation of America (“Uhde”) for the purchase of supercritical carbon dioxide extraction equipment to be used in the processing of its natural astaxanthin (“Equipment”). Pursuant to the terms of the agreement, Uhde will build, ship and provide assistance in installing the Equipment, which is required to be delivered in approximately 14 months from the date of the agreement. The Company will pay Uhde an aggregate of $3,221,093 for the equipment and services

8.                                      SHARE-BASED COMPENSATION

The Company accounts for share-based payment arrangements using fair value. If an award vests or becomes exercisable based on the achievement of a condition other than service, such as for meeting certain performance or market conditions, the award is classified as a liability. Liability-classified awards are remeasured to fair value at each balance sheet date until the award is settled. The Company currently has no liability-classified awards. Equity- classified awards, including grants of employee stock options, are measured at the grant-date fair value of the award and are not subsequently remeasured unless an award is modified. The cost of equity-classified awards is recognized in the statement of operations over the period during which an employee is required to provide the service in exchange for the award, or the vesting period. All of the Company’s stock options are service-based awards, and because the Company’s stock options are “plain vanilla,” as defined by the U.S. Securities and Exchange Commission in Staff Accounting Bulletin No. 107, they are reflected only in Equity and Compensation Expense accounts.

Stock Options

As of September 30, 2012, the Company had the following two shareholder approved plans under which shares were available for equity based awards: The 2005 Stock Option Plan (the “2005 Plan”) wherein 2,075,000 shares of common stock are reserved for issuance until the Plan terminates on August 21, 2015, and; The Independent Director Stock Option and Stock Grant Plan (the “2004 Directors Plan”) wherein 200,000 shares of common stock are reserved for issuance until the plan terminates in 2014.

Under the 2005 Plan, eligible employees and certain independent consultants may be granted options to purchase shares of the Company’s common stock. The shares issuable under the 2005 Plan will either be shares of the Company’s authorized but previously unissued common stock or shares reacquired by the Company, including shares purchased on the open market.  As of September 30, 2012, there were 455,578 options available for grant under the 2005 Plan.

Under the 2004 Directors Plan, upon election to the Board of Directors at an annual stockholders meeting, a newly elected non-employee director will be granted a ten-year option to purchase 6,000 shares of the Company’s common stock. Options vest and become exercisable six months from the date of grant. In addition, on the date of each annual stockholders meeting, each non-employee director continuing in office is automatically issued 4,000 shares of the Company’s common stock, and an additional 1,000 shares to the director serving as Chairman of the Board, non-transferable for six months following the date of grant. As of September 30, 2012, there were 130,123 shares available for grant under the 2004 Directors Plan.

The following table presents shares authorized, available for future grant and outstanding under each of the Company’s plans:

	As of September 30, 2012
	Authorized	Available	Outstanding

2005 Plan	2,075,000	455,578	1,440,206
2004 Directors Plan	200,000	130,123	25,000
Total	2,275,000	585,701	1,465,206

All stock option grants made under the 2005 Plan and the 2004 Directors Plan were at exercise prices no less than the Company’s closing stock price on the date of grant. Options under the 2005 Plan and 2004 Directors Plan were determined by the Board of Directors or the Stock Option and Compensation Committee of the Board in accordance with the provisions of the respective plans.  The terms of each option grant include vesting, exercise and other conditions are set forth in a Stock Option Agreement evidencing each grant. No option can have a life in excess of ten (10) years.  The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model. The model requires various assumptions, including a risk-free interest rate, the expected term of the options, the expected stock price volatility over the expected term of the options and the expected dividend yield. Compensation expense for employee stock options is recognized ratably over the vesting term which ranges from 4 to 7 years. Compensation expense recognized for options issued under the 2005 Plan was $173,000 and $295,000 for the three and six months ended September 30, 2012, respectively. Compensation expense recognized for options issued under the 2005 Plan was $115,000 and $165,000 for the three and six months ended September 30, 2011, respectively. Compensation expense recognized for options issued under the 2004 Directors Plan was $77,000 for the three and six months ended September 30, 2012. Compensation expense recognized for options issued under the 2004 Directors Plan was $35,000 for the three and six months ended September 30, 2011, respectively. All share-based compensation has been classified as General and Administrative expense.

A summary of option activity under the Company’s stock plans for the six months ended September 30, 2012 is presented below:

Option Activity	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2012	1,251,166	$3.54	9.0 years	$8,243,956
Granted	226,000	6.42	—	—
Exercised	(9,520)	$2.30	—	—
Forfeited or expired	(2,440)	$3.19	—	—
Outstanding at September 30, 2012	1,465,206	$3.97	8.7 years	$2,923,598
Exercisable at September 30, 2012	248,740	$3.08	7.95 years	$701,970

The aggregate intrinsic value of September 30, 2012 in the table above is before applicable income taxes and represents the excess amount over the exercise price optionees would have received if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price of $5.90 for such day.

A summary of the Company’s non-vested options for the six months ended September 30, 2012 is presented below:

Nonvested Options	Shares	Weighted Average Grant-Date Fair Value
Nonvested at March 31, 2012	1,109,066	$2.57
Granted	226,000	4.45
Vested	(129,560)	1.98
Forfeited or expired	(2,040)	2.15
Nonvested at September 30, 2012	1,203,466	$2.96

The following table summarizes the weighted average characteristics of outstanding stock options as of September 30, 2012:

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Number of Shares	Remaining Life (Years)	Weighted Average Price	Number of Shares	Weighted Average Price
$ 1.60 - $3.70	451,360	7.9	$2.92	181,760	$2.72
$ 3.71 - $4.42	732,846	8.9	3.82	56,980	3.82
$ 4.43 - $5.40	55,000	9.1	5.16	10,000	5.40
$ 5.41 - $7.08	226,000	9.8	6.42	—	—
Total stock options	1,465,206	8.7	$3.97	248,740	$3.08

There were 226,000 stock options granted during the three and six months ended September 30, 2012. There were 866,716 and 867,516 stock options granted during the three and six months ended September 30, 2011, respectively. The value assumptions related to options granted during the six months ended September 30, 2012 were as follows:

2012
Exercise Price:	$5.61 - 7.08
Volatility:	80.00 - 80.39%
Risk Free Rate:	0.85 - .93%
Vesting Period:	5 - 7 years
Forfeiture Rate:	9.00%
Expected Life	6.25 years
Dividend Rate	0%

As of September 30, 2012, total unrecognized share-based compensation expense related to all unvested stock options was $2,653,000, which is expected to be recognized over a weighted average period of 4.4 years.

Subsequent to September 30, 2012, 22,500 stock options were granted from the 2005 Plan.

9.                                      INCOME TAXES

Income taxes are provided on the pretax income in the consolidated financial statements. The tax provision is based on the current quarter activity of the legal entities and jurisdictions in which the Company operates. Tax credits are recognized as a reduction to income taxes in the year the credits are earned, accordingly, the effective tax rate may vary from the customary relationship between income tax expense (benefit) and pretax income.  The effective tax rate for the three and six months ended September 30, 2012 differs from the statutory rate due to utilization of net operating loss carryforwards that have been fully reserved due to the Company’s inconsistent taxable income in recent years and uncertainty about taxable income in future years.

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

As of September 30, 2012, there was no liability for income tax associated with unrecognized tax benefits. The Company recognizes accrued interest related to unrecognized tax benefits as well as any related penalties in interest expense in its consolidated condensed statements of operations, which is consistent with the recognition of these items in prior reporting periods.

With few exceptions, the Company is no longer subject to U.S. federal, state, local, and non-U.S. income tax examination by tax authorities for tax years before 2008.

10.          COMMON AND PREFERRED STOCK

Following shareholder approval, the Company filed a Certificate of Amendment to its Articles of Incorporation to increase the total number of authorized shares from 12,500,000 to sixty million (60,000,000) shares of which fifty million (50,000,000) shares shall be common stock, par value $0.02, and ten million (10,000,000) shares shall be preferred stock, par value $0.01. There are no preferred shares issued or outstanding. The Amendment was declared effective as of November 2, 2012.

11.          EARNINGS PER SHARE

Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding.  Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the potentially dilutive effect of outstanding stock options using the “treasury stock” method.

Reconciliations between the numerator and the denominator of the basic and diluted earnings per share computations for the three months ended September 30, 2012 and 2011 are as follows:

	Three Months Ended September 30, 2012
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands)
Basic income per share	$476	5,450	$0.09
Effect of dilutive securities—Common stock options	—	185	(0.01)
	$476	5,635	$0.08

	Three Months Ended September 30, 2011
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands)
Basic income per share
Effect of dilutive securities — Common stock options	$875	5,398	$0.16
Diluted income per share	—	75	—
	$875	5,473	$0.16

Reconciliations between the numerator and the denominator of the basic and diluted earnings per share computations for the six months ended September 30, 2012 and 2011 are as follows:

	Six Months Ended September 30, 2012
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands)
Basic income per share	$969	5,445	$0.18
Effect of dilutive securities—Common stock options	—	313	(0.01)
Diluted income per share	$969	5,758	$0.17

	Six Months Ended September 30, 2011
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands)
Basic income per share	$1,361	5,397	$0.25
Effect of dilutive securities — Common stock options	—	74	—
Diluted income per share	$1,361	5,471	$0.25

Diluted earnings per share does not include the impact of common stock options totaling 650,916 and 1,097,466 for the three months ended September 30, 2012 and 2011, respectively, and 258,000 and 1,098,266 for the six months ended September 30, 2012 and 2011, respectively, as the effect of their inclusion would be anti-dilutive.

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

Overview:

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

Recent Developments

Material Definitive Agreements

On September 7, 2012, we entered into a Term Loan agreement with a lender providing for $5,500,000 in aggregate credit facilities.  The loan is partially guaranteed under the provisions of a United States Department of Agriculture (“USDA”) Rural Development Guarantee program.  The proceeds of the loan will be used to fund new processing equipment and leasehold improvements at our Kona, Hawaii facility.

Upon initial funding of the loan we entered into an agreement with Uhde for the purchase of supercritical carbon dioxide extraction equipment to be used in the processing of our natural astaxanthin (“Equipment”).  Pursuant to the terms of the agreement, Uhde will build, ship and provide assistance in installing the Equipment, which is required to be delivered in approximately 14 months from the date of the agreement.  The purchase price of the equipment is $3.2 million, payable in progress payments.

Increase in Authorized Shares

Following shareholder approval, we filed a Certificate of Amendment to our Articles of Incorporation to increase the total number of authorized shares from 12,500,000 shares to 60,000,000 shares, of which 50,000,000 shares are common stock, par value $0.02, and 10,000,000 shares are preferred stock, par value $0.01. The Amendment was effective as of November 2, 2012.

Results of Operations

The following tables present selected consolidated financial data for each of the periods indicated ($ in thousands):

	Three Months Ended		Six Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Net sales	$6,936	$5,989	$13,442	$11,939
Net sales increase	15.8%		12.6%
Gross profit	$2,812	$2,790	$5,386	$4,894
Gross profit as % of net sales	40.5%	46.6%	40.1%	41.0%
Operating expenses	$2,258	$1,877	$4,317	$3,465
Operating expenses as % of net sales	32.6%	31.3%	32.1%	29.0%
Operating income	$554	$913	$1,069	$1,429
Operating income as % of net sales	8.0%	15.2%	8.0%	12.0%
Income tax expense	$10	$28	$20	$44
Net income	$476	$875	$969	$1,361

Net sales by product
Bulk sales
Spirulina bulk	$668	$1,386	$1,890	$2,731
Spirulina bulk sales decrease	(51.8)%		(30.8)%
Astaxanthin bulk	$3,284	$2,413	$5,917	$5,174
Astaxanthin bulk sales increase	36.1%		14.4%
Total Bulk sales	$3,952	$3,799	$7,807	$7,905
Total Bulk sales increase (decrease)	4.0%		(1.2)%

Packaged sales
Spirulina packaged	$1,266	$990	$2,404	$1,845
Spirulina packaged sales increase	27.9%		30.3%
Astaxanthin packaged	$1,718	$1,200	$3,231	$2,189
Astaxanthin packaged sales increase	43.2%		47.6%
Total Packaged sales	$2,984	$2,190	$5,635	$4,034
Total Packaged sales increase	36.3%		39.7%

Comparison of the Three Months Ended September 30, 2012 and 2011

Net Sales  The net sales growth of 16% for the quarter was driven by a 36% increase in our packaged products consistent with our focus and investment in the consumer packaged goods side of our business.  Within this growth, sales of spirulina increased 28% and sales of astaxanthin increased 43%.  Sales of our bulk products increased only 4% as a result of the lower production of spirulina.  Within this increase, sales of bulk spirulina decreased 52% as a result of low production during the quarter and sales of bulk astaxanthin increased 36%.  International sales represented 34% of net sales for the three months ended September 30, 2012 compared to 27% for the same period a year ago. There were no customers with sales equaling or exceeding 10% of our total sales for the three months ended September 30, 2012 and 2011.

Gross Profit  Our gross profit percent of net sales decreased by 6.1 points in the second quarter. Gross profit was impacted by lower spirulina production which resulted in the recognition of abnormal production costs of approximately $481,000 and $218,000, in the second quarter of fiscal years 2013 and 2012, respectively.  The abnormal costs were driven by spirulina production that was below expectations for the quarter due to difficulties in harvesting resulting from smaller cell sizes driven by years of continuous culturing and production.  While the quality of our spirulina remains very high, with nutrient levels at or above our high standards, the physical size of the cells has impacted our harvest levels.  We’ve taken steps to improve our harvest efficiency and maintain a large size cell.  Our harvest level has improved and stabilized at a significantly higher level through the first month of the third quarter but has not yet reached targeted levels.

Operating Expenses  Operating expenses increased by $381,000 for the second quarter compared to the same period in 2012.  Included in this is an increase in Sales and Marketing expenses of $271,000, or 44.5%, due to an increase in brand development costs, advertising programs for our packaged products and added management level staffing.  General and administrative expenses increased $168,000, or 15%, due to increases in costs associated with stock options granted to key employees and increased legal costs.

Income Taxes  We recorded income tax expense of $10,000 in the current quarter compared to $28,000 for the same period in 2012.  Our effective tax rate was 2.0% for the current quarter and 3.3% for the same period last year.  We do not expect any material federal or state income taxes to be recorded in the current fiscal year due to our available net operating loss carry forwards.

Comparison of the Six Months Ended September 30, 2012 and 2011

Net Sales  The net sales growth of 13% for the first six months of fiscal 2013 was driven by a 40% increase in our packaged products consistent with our focus and investment in the consumer packaged goods side of our business.  Within this growth, sales of spirulina increased 30% and sales of astaxanthin increased 48%.  Sales of our bulk products decreased 1%, driven by lower production of spirulina in the second quarter.  Within this decrease, sales of bulk spirulina decreased 31% and sales of bulk astaxanthin increased 14%.  International sales represented 35% of net sales for the six months ended September 30, 2012 compared to 34% for the same period a year ago. There were no customers with sales equaling or exceeding 10% of our total sales for the six months ended September 30, 2012 and 2011.

Gross Profit  Our gross profit percent of net sales decreased by 0.9 points in the first six months of fiscal 2013.  Gross profit was impacted by the reduction in spirulina production which resulted in the recognition of abnormal production costs of approximately $714,000 and $416,000, for the six months ended September 30, 2012 and 2011, respectively.  The abnormal costs were driven by spirulina production that was below expectations for quarter ended September 30, 2012 due to difficulties in harvesting resulting from smaller cell sizes driven by years of continuous culturing and production.  While the quality of our spirulina remains very high, with nutrient levels at or above our high standards, the physical size of the cells has impacted our harvest levels.  We’ve taken steps to improve our harvest efficiency and maintain a large size cell.  Our harvest level has improved and stabilized at a significantly higher level through the first month of the third quarter but has not yet reached targeted levels.  Improved mix through an increase in sales of our higher margin consumer products, along with a higher percentage of astaxanthin sales, offset a large part of the unfavorable impact of the abnormal production costs.

Operating Expenses  Operating expenses increased by $852,000 for the six months ended September 30, 2012, compared to the same period in 2012.  Included in this is an increase in Sales and Marketing expenses of $542,000, or 46%, due to an increase in brand development costs, advertising programs for our packaged products and added management level staffing.  General and administrative expenses increased $368,000, or 18%, due to increases in costs associated with stock options granted to key employees and increased legal costs.

Income Taxes  We recorded income tax expense of $20,000 for the first six months of fiscal 2013 compared to $44,000 for the same period last year.  Our effective tax rate was 2.0% for the first six months of fiscal 2013 compared to 3.3% for the same period last year.  We do not expect any material federal or state income taxes to be recorded in the current fiscal year due to our available net operating loss carry forwards.

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

Liquidity and Capital Resources

Cash Flows The following table summarizes our cash flows for the period indicated ($ in thousands):

	Six months ended September 30
	2012	2011
Total cash is (used in) provided by:
Operating activities	$648	$2,779
Investing activities	(3,554)	(716)
Financing activities	1,448	(34)

(Decrease) increase in cash and cash equivalents	$(1,458)	$2,029

Cash provided by operating activities decreased $2,131,000 compared to the same period last year due primarily to lower income and an increase in receivables of $1,435,000 compared to a decrease of $117,000 last year. This increase is a function of higher sales and the timing of those sales.

Cash used in investing activities in the current period includes the addition of $2,250,000 in restricted cash from loan proceeds that can only be used to acquire certain new processing equipment and leasehold improvements.  In addition, we expended $1,304,000 on leasehold improvements and equipment acquisitions at our Kona facility compared to $716,000 during the same period last year.

Cash provided by (used in) financing activities in the period consists of proceeds from long-term debt offset by payoff of existing long-term debt and debt issuance cost for the new loan.  The prior year result is the net of receipt of proceeds from long-term debt and principal payments in the normal course of business.

Sources and Uses of Capital

At September 30, 2012, our working capital was $7.9 million, a decrease of $200,000 compared to March 31, 2012. Cash and cash equivalents at September 30, 2012 totaled $3,603,000, a decrease of $1,458,000 compared to March 31, 2012.

On September 7, 2012, the Company completed a Term Loan Agreement with a lender providing for $5,500,000 in aggregate credit facilities pursuant to a Term Loan Agreement dated August 14, 2012.  The Term Loan Agreement is evidenced by promissory notes in the amounts of $2,250,000 and $3,250,000, and was secured under the provisions of a United States Department of Agriculture (“USDA”) Rural Development Guarantee program.  The proceeds of the Term Loan can only be used for specific new processing equipment and leasehold improvements at its Kona, Hawaii facility.  Until their disbursement for approved projects, the funds advanced are classified as restricted cash.

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

(b) Changes to Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5.   Other Information

None.

Item 6. Exhibits

a)    The following exhibits are furnished with this report:

3.1          Restated Articles of Incorporation dated November 2, 2012

4.1          Term Loan Agreement between Pacific Rim Bank (“Bank”) and both Registrant and Nutrex Hawaii, Inc. (“Nutrex”); Promissory Notes in favor of Bank in the amounts of $2,250,000 and $3,250,000, issued by Registrant and Nutrex, dated September 7, 2012; Mortgage, Security Agreement and Financing Statement between Registrant and Bank; Assignment of Lessor’s Interest in Leases and Rents between Registrant and Bank; Security Agreement and UCC Financing Statement between Registrant and  Bank; United States Department of Agriculture Rural Development (“USDA”) Conditional Commitments; Hazardous Substances Certificate and Indemnity Agreement; Assignment of Construction Contract between Registrant and No’Eau Construction LLC; Sublessor’s Consent to Mortgage of Sublease K-4; Estoppel Certificate and Subordination Agreement, given by the Natural Energy Laboratory of Hawaii Authority, State of Hawaii, as Sublessor; Security Agreement and UCC Financing Statement between Nutrex and Bank.

10.1        Agreement between the Registrant and Uhde Corporation of America dated September 12, 2012 [portions of this Exhibit have been omitted pursuant to an Application for Confidential Treatment, filed with the Secretary of the Commission].

31.1                        Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of November 9, 2012.

31.2                        Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of November 9, 2012.

32                                  Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed as of November 9, 2012.

101                           The following financial statements from Cyanotech Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYANOTECH CORPORATION
(Registrant)

November 9, 2012	By:	/s/ Brent D. Bailey
(Date)		Brent D. Bailey
President and Chief Executive Officer and Director

November 9, 2012	By:	/s/ Jole Deal
(Date)		Jole Deal
Vice President — Finance & Administration and CFO
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Restated Articles of Incorporation dated November 2, 2012

4.1

Term Loan Agreement between Pacific Rim Bank (“Bank”) and both Registrant and Nutrex Hawaii, Inc. (“Nutrex”); Promissory Notes in favor of Bank in the amounts of $2,250,000 and $3,250,000, issued by Registrant and Nutrex, dated September 7, 2012; Mortgage, Security Agreement and Financing Statement between Registrant and Bank; Assignment of Lessor’s Interest in Leases and Rents between Registrant and Bank; Security Agreement and UCC Financing Statement between Registrant and  Bank; United States Department of Agriculture Rural Development (“USDA”) Conditional Commitments; Hazardous Substances Certificate and Indemnity Agreement; Assignment of Construction Contract between Registrant and No’Eau Construction LLC; Sublessor’s Consent to Mortgage of Sublease K-4; Estoppel Certificate and Subordination Agreement, given by the Natural Energy Laboratory of Hawaii Authority, State of Hawaii, as Sublessor; Security Agreement and UCC Financing Statement between Nutrex and Bank.

10.1

Agreement between the Registrant and Uhde Corporation of America dated September 12, 2012 [portions of this Exhibit have been omitted pursuant to an Application for Confidential Treatment, filed with the Secretary of the Commission].

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of November 9, 2012.

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of November 9, 2012.

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed as of November 9, 2012.

101

The following financial statements from Cyanotech Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements