Form 10-Q
period 2012-12-31
CYANOTECH CORP
filed 2013-02-07
CIK 768408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended December 31, 2012

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Number of common shares outstanding as of February 6, 2013:

Title of Class	Shares Outstanding
Common stock - $0.02 par value	5,463,938

CYANOTECH CORPORATION

FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

CYANOTECH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except par value and number of shares)

(Unaudited)

	December 31, 2012	March 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$3,609	$5,061
Accounts receivable, net of allowance for doubtful accounts of $6 at December 31, 2012 and $16 at March 31, 2012	4,242	2,373
Inventories, net	3,488	3,548
Deferred tax assets	137	137
Prepaid expenses and other current assets	279	300
Total current assets	11,755	11,419

Equipment and leasehold improvements, net	8,471	5,834
Restricted cash	281	—
Deferred tax assets	1,307	1,307
Other assets	769	478
Total assets	$22,583	$19,038

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$64	$234
Customer deposits	42	49
Accounts payable	1,956	1,726
Accrued expenses	793	1,352
Total current liabilities	2,855	3,361

Long-term debt, excluding current maturities	2,286	400
Deferred rent	16	12
Total liabilities	5,157	3,773

Commitments and contingencies

Stockholders’ equity:
Common stock of $0.02 par value, shares authorized 50,000,000; 5,463,938 shares issued and outstanding at December 31, 2012 and 5,440,968 shares at March 31, 2012	109	109
Additional paid-in capital	28,910	28,324
Accumulated deficit	(11,593)	(13,168)
Total stockholders’ equity	17,426	15,265

Total liabilities and stockholders’ equity	$22,583	$19,038

See accompanying Notes to Condensed Consolidated Financial Statements.

CYANOTECH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011

NET SALES	$7,242	$6,706	$20,684	$18,645
COST OF SALES	4,377	3,879	12,433	10,924
Gross profit	2,865	2,827	8,251	7,721

OPERATING EXPENSES:
General and administrative	1,175	955	3,608	3,019
Sales and marketing	1,004	631	2,722	1,808
Research and development	52	77	183	237
Loss on disposal of equipment and leasehold improvements	1	1	36	65
Total operating expenses	2,232	1,664	6,549	5,129

Income from operations	633	1,163	1,702	2,592

OTHER EXPENSE:
Loss on extinguishment of debt	—	—	(51)	—
Interest expense, net	(14)	(14)	(43)	(38)
Total other expense, net	(14)	(14)	(94)	(38)

Income before provision for income taxes	619	1,149	1,608	2,554

PROVISION FOR INCOME TAXES	(12)	(36)	(32)	(81)

NET INCOME	$607	$1,113	$1,576	$2,473

NET INCOME PER SHARE:
Basic	$0.11	$0.21	$0.29	$0.46
Diluted	$0.11	$0.20	$0.28	$0.45

SHARES USED IN CALCULATION OF NET INCOME PER SHARE:
Basic	5,464	5,424	5,451	5,406
Diluted	5,617	5,571	5,692	5,490

See accompanying Notes to Condensed Consolidated Financial Statements.

CYANOTECH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended December 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,576	$2,473
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on extinguishment of debt	51	—
Loss on disposal of equipment and leasehold improvements	35	65
Depreciation and amortization	619	513
Amortization of debt issue costs and other assets	84	32
Share based compensation expense	563	326
Reduction of allowance for doubtful accounts	(10)	(6)
Net (increase) decrease in operating assets:
Accounts receivable	(1,859)	(208)
Inventories	60	71
Prepaid expenses and other assets	(95)	(275)
Net increase (decrease) in operating liabilities:
Customer deposits	(7)	(76)
Accounts payable	230	140
Accrued expenses	(559)	520
Deferred rent	4	—
Net cash provided by operating activities	692	3,575

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash from issuance of long term debt	(281)	—
Investment in equipment and leasehold improvements	(3,292)	(1,438)
Net cash used in investing activities	(3,573)	(1,438)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long term debt, net of costs	2,281	95
Principal payments on long-term debt	(616)	(160)
Payments for debt issuance costs	(259)	—
Proceeds from stock options exercised	23	56
Net cash provided by (used in) financing activities	1,429	(9)

Net (decrease) increase in cash and cash equivalents	(1,452)	2,128

Cash and cash equivalents at beginning of period	5,061	2,062

Cash and cash equivalents at end of period	$3,609	$4,190

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$98	$30
Income taxes	$57	$60

See accompanying Notes to Condensed Consolidated Financial Statements.

CYANOTECH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

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

2.                                      INVENTORIES

Inventories are stated at the lower of cost or market.  Cost is determined by the first-in, first-out method.  Inventories consist of the following:

	December 31, 2012	March 31, 2012
	(in thousands)
Raw materials	$840	$344
Work in process	364	253
Finished goods(1)	2,051	2,722
Supplies	233	229
	$3,488	$3,548

(1)         Net of reserve for obsolescence of $11,000 and $41,000 at December 31, 2012 and March 31, 2012, respectively.

The Company recognizes abnormal production costs, including fixed cost variances from normal production capacity, as an expense in the period incurred. Approximately $161,000 and $875,000 of abnormal production costs were charged to cost of sales for the three and nine months ended December 31, 2012, respectively.  Approximately $236,000 and $652,000 of abnormal production costs were charged to cost of sales for the three and nine months ended December 31, 2011.

3.                                      EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives for equipment and furniture and fixtures, or the shorter of the land lease term or estimated useful lives for leasehold improvements as follows:

Equipment	3 to 10 years
Furniture and fixtures	3 to 7 years
Leasehold improvements	10 to 25 years

Equipment and leasehold improvements consist of the following:

	December 31, 2012	March 31, 2012
	(in thousands)
Equipment(1)	$7,131	$6,695
Leasehold improvements	8,313	7,524
Furniture and fixtures	176	154
	15,620	14,373
Less accumulated depreciation and amortization	(10,313)	(9,867)
Construction-in-progress	3,164	1,328
Equipment and leasehold improvements, net	$8,471	$5,834

(1)         Includes $97,000 of equipment under capital lease with accumulated amortization of $53,000 and $39,000 at December 31, 2012 and March 31, 2012, respectively.

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amount to forecasted undiscounted future cash flows expected to be generated by the asset. If the carrying amount exceeds its estimated future cash flows, then an impairment charge is recognized to the extent that the carrying amount exceeds the asset’s fair value. Management has determined no asset impairment existed as of December 31, 2012. The Company recognized a loss on disposal of assets in the amount of $1,000 and $36,000 for the three and nine months ended December 31, 2012, respectively.  The Company recognized a loss on disposal of assets in the amount of $1,000 and $65,000 for the three and nine months ended December 31, 2011, respectively.

4.                                      ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31, 2012	March 31, 2012
	(in thousands)
Wages, commissions	$487	$491
Customer rebates	116	69
Bonuses	—	642
Rent	72	17
Other expenses	118	133
	$793	$1,352

5.                                      LONG-TERM DEBT

Long-term debt consists of the following:

	December 31, 2012	March 31, 2012
	(in thousands)
Term loans	$2,350	$634
Less current maturities	(64)	(234)
Long-term debt, excluding current maturities	$2,286	$400

Term Loan Agreements

On September 7, 2012, the Company completed a loan agreement with a lender providing for $5,500,000 in aggregate credit facilities (the “Loan”) secured by substantially all the Company’s assets, pursuant to a Term Loan Agreement dated August 14, 2012 (the “Loan Agreement”). The Loan Agreement is evidenced by promissory notes in the amounts of $2,250,000 and $3,250,000, the repayment of which is partially guaranteed under the provisions of a United States Department of Agriculture (“USDA”) Rural Development Guarantee program (the “Guarantees”). The proceeds of the Loan will be used to acquire new processing equipment and leasehold improvements at its Kona, Hawaii facility.

The provisions of the Loan require the payment of interest only for the first 12 months of the term; thereafter, and until its maturity on August 14, 2032, the obligation fully amortizes over nineteen (19) years. Interest on the Loan accrues on the outstanding principal balance at an annual variable rate equal to the published Wall Street Journal prime rate (3.25% at December 31, 2012) plus 1.0% and is adjustable on the first day of each calendar quarter and fixed for that quarter. At no time shall the annual interest rate be less than 5.50%. The Loan has a prepayment penalty of 5% for any prepayment made prior to the first anniversary of the date of the Loan Agreement, which penalty is reduced by 1% each year thereafter until the fifth anniversary of such date, after which there is no prepayment penalty. The balance under this Loan was $2,250,000 at December 31, 2012. Proceeds from the Loan are classified as restricted cash until drawn upon to acquire new processing equipment and leasehold improvements.

The Loan includes a one-time origination and guaranty fees totaling $214,500 and an annual renewal fee payable in the amount of 0.25% of the USDA guaranteed portion of the outstanding principal balance as of December 31 of each year, beginning December 31, 2012.  The USDA has guaranteed 80% of all amounts owing under the Loan. The Company is subject to financial covenants and customary affirmative and negative covenants. The Company was in compliance with these financial covenants at December 31, 2012.

The Company has five equipment loans with John Deere credit providing for $163,000 in equipment financing; four of these loans are payable in 48 equal monthly principal payments and one is payable in 36 equal monthly principal payments.  At December 31, 2012 and March 31, 2012 the total outstanding combined balance was approximately $76,000. The equipment loans have maturity dates of  March 2013 as to $2,000, May 2015 as to $26,000, November 2015 as to $22,000 and June 2016 as to $26,000. The loans are at a 0% rate of interest and are net of unamortized discount of $3,000 at December 31, 2012.

In September 2011, the Company executed a Term Loan Agreement with Nissan Motor Acceptance Corporation providing for $23,000 in equipment financing, secured by the equipment. The Term Loan has a maturity date of September 13, 2016 and is payable in 60 equal monthly principal payments. The interest rate under this Term Loan is 0%. Imputed interest at a rate of 2% (cash discount offered by seller) has been recorded and is being amortized as interest over the term of the loan. The face value of the term loan is reported in the balance sheets at $16,000, less the unamortized discount of $600 at December 31, 2012.

Capital Lease

In March 2010, the Company executed a capital lease agreement with Thermo Fisher Financial providing for $97,000 in equipment, secured by the equipment financed. The capital lease has a maturity date of March 2013 and is payable in 36 equal monthly payments. The interest rate under this capital lease is 6.6%. The balance under this capital lease was $9,000 and $34,000 at December 31, 2012 at March 31, 2012, respectively.

Future principal payments under the term loans and capital lease agreement as of December 31, 2012 are as follows:

Payments Due	(in thousands)
Next 12 Months	$64
Year 2	99
Year 3	97
Year 4	85
Year 5	83
Thereafter through 2032	1,922
Total principal payments	$2,350

6.                                      LEASES

The Company leases facilities, equipment and land under operating leases expiring between 2012 and 2035.  The land lease provides for contingent rental in excess of minimum rental commitments based on a percentage of the Company’s sales. Management has accrued for the estimated contingent rent as of December 31, 2012.

Future minimum lease payments under all non-cancelable operating leases at December 31, 2012 are as follows:

Payments Due	(in thousands)
Next 12 Months	$466
Year 2	472
Year 3	425
Year 4	331
Year 5	299
Thereafter through 2026	5,385
Total minimum lease payments	$7,378

7.                                      COMMITMENTS AND CONTINGENCIES

On September 12, 2012, the Company entered into an agreement with Uhde Corporation of America (“Uhde”) for the purchase of supercritical carbon dioxide extraction equipment to be used in the processing of its natural astaxanthin (“Equipment”). Pursuant to the terms of the agreement, Uhde will build, ship and provide assistance in installing the Equipment, which is required to be delivered in approximately 14 months from the date of the agreement. The Company will pay Uhde an aggregate of $3,222,000 for the equipment and services, of which $1,612,000  remains unpaid as of December 31, 2012.

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

Stock Options

As of December 31, 2012, the Company had the following two shareholder approved plans under which shares were available for equity based awards: The 2005 Stock Option Plan (the “2005 Plan”) wherein 2,075,000 shares of common stock are reserved for issuance until the Plan terminates on August 21, 2015, and; The Independent Director Stock Option and Stock Grant Plan (the “2004 Directors Plan”) wherein 200,000 shares of common stock are reserved for issuance until the plan terminates in 2014.

Under the 2005 Plan, eligible employees and certain independent consultants may be granted options to purchase shares of the Company’s common stock. The shares issuable under the 2005 Plan will either be shares of the Company’s authorized but previously unissued common stock or shares reacquired by the Company, including shares purchased on the open market.  As of December 31, 2012, there were 411,478 options available for grant under the 2005 Plan.

Under the 2004 Directors Plan, upon election to the Board of Directors at an annual stockholders meeting, a newly elected non-employee director will be granted a ten-year option to purchase 6,000 shares of the Company’s common stock. Options vest and become exercisable six months from the date of grant. In addition, on the date of each annual stockholders meeting, each non-employee director continuing in office is automatically issued 4,000 shares of the Company’s common stock, and an additional 1,000 shares to the director serving as Chairman of the Board, non-transferable for six months following the date of grant. During the nine months ended December 31, 2012 and 2011, there were 13,000 and 8,000 shares issued under the 2004 directors Plan, respectively. As of December 31, 2012, there were 130,123 shares available for grant under the 2004 Directors Plan.

The following table presents shares authorized, available for future grant and options outstanding under each of the Company’s plans:

	As of December 31, 2012
	Authorized	Available	Outstanding

2005 Plan	2,075,000	411,478	1,483,856
2004 Directors Plan	200,000	130,123	12,000
Total	2,275,000	541,601	1,495,856

All stock option grants made under the 2005 Plan and the 2004 Directors Plan were at exercise prices no less than the Company’s closing stock price on the date of grant. Options under the 2005 Plan and 2004 Directors Plan were determined by the Board of Directors or the Stock Option and Compensation Committee of the Board in accordance with the provisions of the respective plans.  The terms of each option grant include vesting, exercise and other conditions are set forth in a Stock Option Agreement evidencing each grant. No option can have a life in excess of ten (10) years.  The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model. The model requires various assumptions, including a risk-free interest rate, the expected term of the options, the expected stock price volatility over the expected term of the options and the expected dividend yield. Compensation expense for employee stock options is recognized ratably over the vesting term which ranges from 4 to 7 years. Compensation expense recognized for options issued under the 2005 Plan was $191,000 and $486,000 for the three and nine months ended December 31, 2012, respectively. Compensation expense recognized for options issued under the 2005 Plan was $121,000 and $289,000 for the three and nine months ended December 31, 2011, respectively. Compensation expense recognized for options and shares issued under the 2004 Directors Plan was $0 and $77,000 for the three and nine months ended December 31, 2012, respectively. Compensation expense recognized for options and shares issued under the 2004 Directors Plan was $6,000 and $37,000 for the three and nine months ended December 31, 2011, respectively. All share-based compensation has been classified as General and Administrative expense.

A summary of option activity under the Company’s stock plans for the nine months ended December 31, 2012 is presented below:

Option Activity	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2012	1,251,166	$3.54	9.0 years	$8,243,956
Granted	258,000	6.30	—	—
Exercised	(9,970)	$2.34	—	—
Forfeited or expired	(3,340)	$3.21	—	—
Outstanding at December 31, 2012	1,495,856	$4.03	8.5 years	$1,364,067
Exercisable at December 31, 2012	257,290	$3.15	7.7 years	$393,087

The aggregate intrinsic value as of December 31, 2012 in the table above is before applicable income taxes and represents the excess amount over the exercise price optionees would have received if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price of $4.63 for such day.

A summary of the Company’s non-vested options for the nine months ended December 31, 2012 is presented below:

Nonvested Options	Shares	Weighted Average Grant-Date Fair Value
Nonvested at March 31, 2012	1,109,066	$2.57
Granted	258,000	4.35
Vested	125,560	2.09
Forfeited or expired	(2,940)	2.14
Nonvested at December 31, 2012	1,238,566	$2.99

The following table summarizes the weighted average characteristics of outstanding stock options as of December 31, 2012:

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Number of Shares	Remaining Life (Years)	Weighted Average Price	Number of Shares	Weighted Average Price
$ 1.60 - $3.70	450,210	7.7	$2.92	181,370	$2.72
$ 3.71 - $4.42	732,646	8.7	3.82	56,920	3.82
$ 4.43 - $5.40	77,500	9.1	5.19	19,000	5.26
$ 5.41 - $7.08	235,500	9.5	6.40	—	—
Total stock options	1,495,856	8.5	$4.03	257,290	$3.15

There were 45,000 and 258,000 stock options granted during the three and nine months ended December 30, 2012, respectively. There were 55,000 and 922,516 stock options granted during the three and nine months ended December 31, 2011, respectively. The value assumptions related to options granted during the nine months ended December 31, 2012 and 2011 were as follows:

	2012	2011
Exercise Price:	$5.26 - 7.08	$3.58 - 5.40
Volatility:	78.26 - 80.39%	56.18 - 78.61%
Risk Free Rate:	0.85 - .93%	0.09 - 2.25%
Vesting Period:	5 - 7 years	0 - 5 years
Forfeiture Rate:	7.66 - 9.00%	0 - 16.88%
Expected Life	6.25 years	0.25 - 8.25 years
Dividend Rate	0%	0%

As of December 31, 2012, total unrecognized share-based compensation expense related to all unvested stock options was $2,654,000, which is expected to be recognized over a weighted average period of 4.3 years.

9.                                      INCOME TAXES

Income taxes are provided on the pretax income in the consolidated financial statements. The tax provision is based on the current quarter activity of the legal entities and jurisdictions in which the Company operates. Tax credits are recognized as a reduction to income taxes in the year the credits are earned, accordingly, the effective tax rate may vary from the customary relationship between income tax expense (benefit) and pretax income.  The effective tax rate for the three and nine months ended December 31, 2012 differs from the statutory rate due to utilization of net operating loss carryforwards that have been fully reserved due to the Company’s inconsistent taxable income in recent years and uncertainty about taxable income in future years.

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

As of December 31, 2012, there was no liability for income tax associated with unrecognized tax benefits. The Company recognizes accrued interest related to unrecognized tax benefits as well as any related penalties in interest expense in its consolidated condensed statements of operations, which is consistent with the recognition of these items in prior reporting periods.

With few exceptions, the Company is no longer subject to U.S. federal, state, local, and non-U.S. income tax examination by tax authorities for tax years before 2008.

10.                               COMMON AND PREFERRED STOCK

Following shareholder approval, the Company filed a Certificate of Amendment to its Articles of Incorporation to increase the total number of authorized shares from 12,500,000 to sixty million (60,000,000) shares of which fifty million (50,000,000) shares shall be common stock, par value $0.02, and ten million (10,000,000) shares shall be preferred stock, par value $0.01. There are no preferred shares issued or outstanding. The Amendment was effective as of November 2, 2012.

11.                               EARNINGS PER SHARE

Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding.  Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the potentially dilutive effect of outstanding stock options using the “treasury stock” method.

Reconciliations between the numerator and the denominator of the basic and diluted earnings per share computations for the three months ended December 31, 2012 and 2011 are as follows:

	Three Months Ended December 31, 2012
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands)
Basic income per share	$607	5,464	$0.11
Effect of dilutive securities — Common stock options	—	153	—
Diluted income per share	$607	5,617	$0.11

	Three Months Ended December 31, 2011
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands)

Basic income per share	$1,113	5,424	$0.21
Effect of dilutive securities — Common stock options	—	147	(0.01)
Diluted income per share	$1,113	5,571	$0.20

Reconciliations between the numerator and the denominator of the basic and diluted earnings per share computations for the six months ended December 31, 2012 and 2011 are as follows:

	Nine Months Ended December 31, 2012
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands)
Basic income per share	$1,576	5,451	$0.29
Effect of dilutive securities—Common stock options	—	241	(0.01)
Diluted income per share	$1,576	5,692	$0.28

	Nine Months Ended December 31, 2011
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands)
Basic income per share	$2,473	5,406	$0.46
Effect of dilutive securities — Common stock options	—	84	(0.01)
Diluted income per share	$2,473	5,490	$0.45

Diluted earnings per share does not include the impact of common stock options totaling 732,032 and 786,756 for the three months ended December 31, 2012 and 2011, respectively, and 198,000 and 1,134,116 for the nine months ended December 31, 2012 and 2011, respectively, as the effect of their inclusion would be anti-dilutive.

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

Results of Operations

Because our core operations are agricultural and dependent on favorable environmental factors, from time to time we experience cycles of low production in our harvests. Our spirulina production has been experiencing one of those cycles over the past twelve months. Specifically, we have harvested microalgae with smaller cell sizes than had been typical over the past several years. While the quality of our spirulina remains very high, with nutrient levels at or above our high standards, the physical size of the cells has impacted our harvest levels. We continue to take steps to improve our harvest efficiency and maintain a large size cell. Our harvest level has improved and stabilized at a significantly higher level in the third quarter and through the first month of the fourth quarter but has not yet returned to targeted levels.

We have continued to make progress in developing our total consumer business. Our astaxanthin pond expansion project completed early this year and, the overall expertise we have developed in cultivating and harvesting our natural Hawaiian astaxanthin have helped us offset the downturn in our spirulina target harvest cycle.

The following tables present selected consolidated financial data for each of the periods indicated ($ in thousands):

	Three Months Ended		Nine Months Ended
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
Net sales	$7,242	$6,706	$20,684	$18,645
Net sales increase	8.0%		10.9%
Gross profit	$2,865	$2,827	$8,251	$7,721
Gross profit as % of net sales	39.6%	42.2%	39.9%	41.4%
Operating expenses	$2,232	$1,664	$6,549	$5,129
Operating expenses as % of net sales	30.8%	24.8%	31.7%	27.5%
Operating income	$633	$1,163	$1,702	$2,592
Operating income as % of net sales	8.7%	17.3%	8.2%	13.9%
Income tax expense	$12	$36	$32	$81
Net income	$607	$1,113	$1,576	$2,473

Net sales by product
Bulk sales
Spirulina bulk	$755	$1,236	$2,646	$3,963
Spirulina bulk sales decrease	(38.9)%		(33.2)%
Astaxanthin bulk	$3,345	$3,258	$9,261	$8,432
Astaxanthin bulk sales increase	2.7%		9.8%
Total Bulk sales	$4,100	$4,494	$11,907	$12,395
Total Bulk sales decrease	(8.8)%		(3.9)%

Packaged sales
Spirulina packaged	$1,218	$859	$3,622	$2,703
Spirulina packaged sales increase	41.8%		34.0%
Astaxanthin packaged	$1,924	$1,353	$5,155	$3,547
Astaxanthin packaged sales increase	42.2%		45.3%
Total Packaged sales	$3,142	$2,212	$8,777	$6,250
Total Packaged sales increase	42.0%		40.4%

Comparison of the Three Months Ended December 31, 2012 and 2011

Net Sales  The net sales growth of 8% for the quarter was driven by a 42% increase in our packaged products consistent with our focus and investment in the consumer packaged goods side of our business.  Within this growth, sales of spirulina increased 42% and sales of astaxanthin increased 42%.  Sales of our bulk products decreased only 9% as a result of the lower production of spirulina.  Within this decrease, sales of bulk spirulina decreased 39% as a result of low production during the quarter and sales of bulk astaxanthin increased 3%.  International sales represented 38% of net sales for the three months ended December 31, 2012 compared to 29% for the same period a year ago. There were no customers with sales equaling or exceeding 10% of our total sales for the three months ended December 31, 2012 and 2011.

Gross Profit  Our gross profit percent of net sales decreased by 2.6 points in the third quarter. Gross profit was impacted by lower spirulina production which resulted in the recognition of abnormal production costs of approximately $161,000 and $236,000, in the third quarter of fiscal years 2013 and 2012, respectively.  The abnormal costs were driven by a 17.5% decrease in spirulina production from the similar period in the prior year and a 6.2% increase in costs as compared with the similar period in the prior year.

Operating Expenses  Operating expenses increased by $568,000 for the third quarter compared to the same period in 2012.  Included in this is an increase in Sales and Marketing expenses of $373,000, or 59.1%, due to an increase in brand development costs, advertising programs for our packaged products and added management level staffing.  General and administrative expenses increased $220,000, or 23%, due to increases in costs associated with stock options granted to key employees and increased legal costs.

Income Taxes  We recorded income tax expense of $12,000 in the current quarter compared to $36,000 for the same period in 2012.  Our effective tax rate was 2.0% for the current quarter and 3.55% for the same period last year.  We do not expect any material federal or state income taxes to be recorded in the current fiscal year due to our available net operating loss carry forwards.

Comparison of the Nine Months Ended December 31, 2012 and 2011

Net Sales  The net sales growth of 10.9% for the first nine months of fiscal 2013 was driven by a 40% increase in our packaged products consistent with our focus and investment in the consumer packaged goods side of our business.  Within this growth, sales of spirulina increased 34% and sales of astaxanthin increased 45%.  Sales of our bulk products decreased 4%, driven by lower production of spirulina in the third quarter.  Within this decrease, sales of bulk spirulina decreased 33% and sales of bulk astaxanthin increased 10%.  International sales represented 36% of net sales for the nine months ended December 31, 2012 compared to 32% for the same period a year ago. There were no customers with sales equaling or exceeding 10% of our total sales for the nine months ended December 31, 2012 and 2011.

Gross Profit  Our gross profit percent of net sales decreased by 1.5 points in the first nine months of fiscal 2013.  Gross profit was impacted by the reduction in spirulina production which resulted in the recognition of abnormal production costs of approximately $875,000 and $652,000, for the nine months ended December 31, 2012 and 2011, respectively.  The abnormal costs were driven by a 25.9% decrease in spirulina production from the similar period in the prior year and a 2.2% increase in costs as compared with the similar period in the prior year.

Operating Expenses  Operating expenses increased by $1,420,000 for the nine months ended December 31, 2012, compared to the same period in 2012.  Included in this is an increase in Sales and Marketing expenses of $914,000, or 50.6%, due to an increase in brand development costs, advertising programs for our packaged products and added management level staffing.  General and administrative expenses increased $589,000, or 19.5%, due to increases in costs associated with stock options granted to key employees and increased legal costs.

Income Taxes  We recorded income tax expense of $32,000 for the first nine months of fiscal 2013 compared to $81,000 for the same period last year.  Our effective tax rate was 2.1% for the first nine months of fiscal 2013 compared to 3.42% for the same period last year.  We do not expect any material federal or state income taxes to be recorded in the current fiscal year due to our available net operating loss carry forwards.

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

Liquidity and Capital Resources

Cash Flows The following table summarizes our cash flows for the period indicated ($ in thousands):

	Nine months ended December 31
	2012	2011
Total cash is (used in) provided by:
Operating activities	$692	$3,575
Investing activities	(3,573)	(1,438)
Financing activities	1,429	(9)

(Decrease) increase in cash and cash equivalents	$(1,452)	$2,128

Cash provided by operating activities decreased $2,883,000 compared to the same period last year due primarily to lower income and an increase in receivables of $1,859,000 compared to an increase of $208,000 last year. This increase is a function of higher sales and the timing of those sales.

Cash used in investing activities in the current period includes the addition of $281,000 in restricted cash from loan proceeds that can only be used to acquire certain new processing equipment and leasehold improvements.  In addition, we expended $3,292,000 on leasehold improvements and equipment acquisitions at our Kona facility compared to $1,438,000 during the same period last year.

Cash provided by (used in) financing activities in the period consists of proceeds from long-term debt offset by payoff of existing long-term debt and debt issuance cost for the new loan.  The prior year result is the net of receipt of proceeds from long-term debt and principal payments in the normal course of business.

Sources and Uses of Capital

At December 31, 2012, our working capital was $8.9 million, an increase of $842,000 compared to March 31, 2012. Cash and cash equivalents at December 31, 2012 totaled $3,609,000, a decrease of $1,452,000 compared to March 31, 2012.

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

Gross profit margin percentages going forward will be impacted by continued pressure on input costs and greater competition in the market place. This could cause margins to decline in future periods. We will continue to focus on health and well-being and promoting higher gross margin items. We are dedicated to continuous improvements in process and production methods to stabilize and increase production levels for the future.

Producing the highest quality microalgae is a complex biological process which requires balancing numerous factors including microalgal strain variation, temperature, acidity, nutrient and other environmental considerations, some of which are not within our control. An imbalance or unexpected event can occur resulting in production levels below normal capacity. The allocation of fixed production overheads (such as depreciation, rent and general insurance) to inventories is determined based on normal production capacity. When our production volumes are below normal capacity limits, certain fixed production overhead costs cannot be inventoried and are recorded immediately in cost of sales. In addition, when production costs exceed historical averages, we evaluate whether such costs are one-time period charges or an ongoing component of inventory cost.

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

(b) Changes to Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5.         Other Information

None.

Item 6. Exhibits

a)             The following exhibits are furnished with this report:

31.1                        Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of February 7, 2013.

31.2                        Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of February 7, 2013.

32                                  Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed as of February 7, 2013.

101                           The following financial statements from Cyanotech Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYANOTECH CORPORATION
(Registrant)

February 7, 2013	By:	/s/ Brent D. Bailey
(Date)		Brent D. Bailey
President and Chief Executive Officer and Director

February 7, 2013	By:	/s/ Jole Deal
(Date)		Jole Deal
Vice President — Finance & Administration and CFO
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of February 7, 2013.

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of February 7, 2013.

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed as of February 7, 2013.

101

The following financial statements from Cyanotech Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements