Form 10-K
period 2013-03-31
CYANOTECH CORP
filed 2013-06-24
CIK 768408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2013

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
(Do not check if a smaller reporting company)

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐  Yes  ☒  No

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant on September 30, 2012 was approximately $29,559,905 based on the closing sale price of the Common Stock on the NASDAQ Capital Market on that date.

Number of shares outstanding of Registrant’s Common Stock at June 19, 2013 was 5,463,938.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement for its 2013 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission on or prior to July 30, 2013 and to be used in connection with the Annual Meeting of Stockholders expected to be held on August 29, 2013, are incorporated by reference in Part III of this Form 10-K.

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

General

We are a world leader in the production of high value natural products derived from microalgae. Incorporated in 1983, we are guided by the principle of providing beneficial, quality microalgal products for health and human nutrition in a sustainable, reliable and environmentally sensitive operation. We are ISO 9001:2008 compliant and GMP (Good Manufacturing Practices) certified by the Natural Products Association™, reinforcing our commitment to quality in our products, quality in our relationships (with our customers, suppliers, employees and the communities we live in), and quality of the environment in which we work. Our products include:

•                  Hawaiian Spirulina Pacifica® - a nutrient-rich dietary supplement used for extra energy, a strengthened immune system, cardiovascular benefits and as a source of antioxidant carotenoids; and

•                  Hawaiian BioAstin® natural astaxanthin - a powerful dietary antioxidant shown to support and maintain the body’s natural inflammatory response, to enhance skin, and to support eye and joint health.  It has expanding applications as a human nutraceutical and functional food ingredient

Microalgae are a diverse group of microscopic plants that have a wide range of physiological and biochemical characteristics and contain, among other things, high levels of natural protein, amino acids, vitamins, pigments and enzymes. Microalgae have the following properties that make commercial production attractive: (1) microalgae grow much faster than land grown plants, often up to 100 times faster; (2) microalgae have uniform cell structures with no bark, stems, branches or leaves, permitting easier extraction of products and higher utilization of the microalgae cells; and (3) the cellular uniformity of microalgae makes it practical to control the growing environment in order to optimize a particular cell characteristic. Efficient and effective cultivation of microalgae requires consistent light, warm temperatures, low rainfall and proper chemical balance in a very nutrient-rich environment, free of environmental contaminants and unwanted organisms. This is a challenge that has motivated us to design, develop and implement proprietary production and harvesting technologies, systems and processes in order to commercially produce human nutritional products derived from microalgae.

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

The following table sets forth, for the three years ended March 31, 2013, the net sales contributed by each of our product lines (in thousands):

	Net Sales
	2013	2012	2011
Spirulina products:
Spirulina Pacifica®	$8,863	$8,701	$8,387
Natural astaxanthin products:
BioAstin®	18,713	15,912	8,434
Other	5	18	6
Total	$27,581	$24,631	$16,827

Spirulina Products

We have been producing a strain of spirulina microalgae marketed as Hawaiian Spirulina Pacifica® since 1984. Spirulina Pacifica® represents 32%, 35% and 50% of net sales for the years ended March 31, 2013, 2012 and 2011, respectively. Spirulina Pacifica® provides a vegetable-based, highly absorbable source of protein, natural beta-carotene, mixed carotenoids, B vitamins, gamma linolenic acid, essential amino acids and other phytonutrients.

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

Natural Astaxanthin Products

We commenced commercial production of natural astaxanthin in 1997 and in 1999 introduced BioAstin®, our natural astaxanthin product for the human health and nutrition market. BioAstin® represents 68%, 65% and 50% of net sales for the years ended March 31, 2013, 2012 and 2011, respectively. Astaxanthin’s antioxidant properties are believed to surpass many of the antioxidant properties of vitamin C, vitamin E, beta-carotene and other carotenoids. Independent scientific studies indicate that in certain models, natural astaxanthin has up to 550 times the antioxidant activity of vitamin E and 10 times the antioxidant activity of beta-carotene.  In addition, a growing body of scientific literature suggests that natural astaxanthin has beneficial properties as an anti-inflammatory, with additional benefits for joint, skin and eye health.

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

All natural astaxanthin products undergo a prescribed set of microbiological food product tests to ensure safety and quality. We use third party contract manufacturers for the extraction services, the production of gelcaps and the production of beadlets. All third party contract manufacturers are audit inspected by our Quality Control Department and are required to comply with the Food and Drug Administration (FDA) Good Manufacturing Practices (GMP) regulations. The majority of these contract manufacturers hold independent third party GMP certifications. Although these services are available only from a limited number of sources, we believe we have the ability to use other parties if any of the current contract manufacturers become unavailable; however, there is no assurance that the pricing from a new contract manufacturer will be comparable to current negotiated pricing. In addition, a new contract manufacturer would have to pass our qualification process ensuring quality standards can be met or exceeded. Significant price increases for any of these services could have a material adverse effect on our business, financial condition and results of operations.

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

Major Customers

We have no customers with sales at or above 10% of our total net sales for the years presented.

Research and Development

Our expertise for many years has been in the development of efficient, stable and cost-effective production systems for microalgal products. We have learned production levels from our systems may not be sustainable across periods of days, weeks, or even months. Accordingly, we typically investigate each specific microalgae identified in the scientific literature for potentially marketable products and for solutions to production stability and efficiency challenges, and then strive to develop the technology to grow such microalgae on a commercial scale or to incorporate procedures or technology to improve production stability and efficiency. Successful microalgal product developments and technical solutions are highly uncertain and dependent on numerous factors, many beyond our control. Products and solutions or improvements that appear promising in early phases of development may be found to be ineffective, may be uneconomical because of manufacturing costs or other factors, may be precluded from commercialization due to the proprietary rights of other companies, or may fail to receive necessary regulatory approvals. We had research and development expenditures of $258,000, $320,000 and $282,000 in fiscal years 2013, 2012 and 2011, respectively. No investment was made in scientific clinical trials during fiscal 2013 and 2012. We invested $66,000 in scientific clinical trials during fiscal 2011.

Patents, Trademarks and Licenses

We have been granted four United States patents:  one on aspects of our production methods and three relating to usage of our BioAstin® products.

Our production method patent is directed to microalgae production technology, and will expire in April 2016.  Our patents relating to usage of our BioAstin® products are three utility patents on the use of astaxanthin, which will expire in December 2019, February 2020 and April 2020.

Although we view our proprietary rights as important, we currently believe that a loss of patent rights is not likely to have a material adverse effect on our present business as a whole.  Instead, our commercial results mainly depend upon our trade secrets, know-how, other non-patent proprietary rights, customer relationships, our climate and our location.  As a result, we feel that our competitors in the U.S. would not be able to implement competing technology covered by our patents now, after their expirations or otherwise, without our same combination of non-patented attributes.

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

A requirement of the ITP is to provide insurance coverage for funding the project for the term of the ITP. Our insurance broker was unable to locate an underwriter who would provide such a bond. As permitted by law, the FWS waived this requirement recognizing that this HCP did not involve a significant capital expenditure. However, under Hawaii state law, no waiver provision is available. A new ITP was issued by the FWS on September 29, 2006 and by the State of Hawaii Division of Forestry and Wildlife (DOFAW) on October 13, 2006, both which expire on March 17, 2016. In October 2005, we submitted a new ten-year HCP to the FWS and the DOFAW.

Employees

As of March 31, 2013, we employed 88 people on a full-time basis and one person on a part-time basis. Of the total, 40 are involved in harvesting, production and quality, with the remainder in maintenance, shipping, sales, administration and support. Management believes that its relations with employees are good. Attracting permanent entry level and skilled employees can be difficult due to the limited local population. None of our employees are subject to collective bargaining agreements.

Internet Information

Our Internet address is www.cyanotech.com. There we make available, free of charge, copies of Cyanotech documents, news releases and financial statements issued in the last 12 months. Included are copies of the Board of Directors Code of Conduct, the Company’s Code of Conduct and Ethics, the Nominating and Corporate Governance Committee Charter, the Compensation Committee Charter and the Charter and Powers of the Audit Committee. The information found on our web site, unless otherwise indicated, is not part of this or any other report we file or furnish to the Securities and Exchange Commission. Spirulina Pacifica® and BioAstin® are sold directly online through our wholly owned subsidiary website, www.nutrex-hawaii.com, as well as through resellers in over 40 countries worldwide. Corporate data and product information are also available at www.cyanotech.com.

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

Our products are marketed in a number of countries around the world. For the year ended March 31, 2013, approximately 37% of our net sales were from sales to foreign customers. As a result, we are subject to a number of risks which include, but are not limited to:

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

In the ordinary course of business, we purchase insurance coverage (e.g., property and liability coverage) to protect us against loss of or damage to our properties and claims made by third parties and employees for property damage or personal injuries. However, the protection provided by such insurance is limited in significant respects and, in some instances, we have no coverage and certain of our insurance policies have substantial “deductibles” or has limits on the maximum amounts that may be recovered. For example, if a tsunami, earthquake or other catastrophic natural disaster should occur, we may not be able to recover all facility restoration costs and revenues lost from business interruption. In addition, we maintain product liability insurance in limited amounts for all of our products involving human consumption; however, broader product liability coverage is prohibitively expensive. Insurers have also introduced new exclusions or limitations of coverage for claims related to certain perils including, but not limited to, mold and terrorism. If a series of losses occurred, such as from a series of lawsuits in the ordinary course of business each of which were subject to the deductible amount, or if the maximum limit of the available insurance were substantially exceeded, we could incur losses in amounts that would have a material adverse effect on our results of operations and financial condition.

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

We have incurred net losses in two of the last seven fiscal years. As of March 31, 2013, we had an accumulated deficit of approximately $8,959,000. The Company had net income of $4,209,000, $3,632,000, $1,730,000, $1,391,000 and $1,142,000 for the fiscal years ended March 31, 2013, 2012, 2011, 2010 and 2009, respectively.  However, in fiscal years ended March 31, 2008 and 2007, we incurred net losses in the amounts of $1,139,000 and $7,425,000, respectively. The 2007 loss included a non-cash impairment loss on equipment and leasehold improvements of $4,487,000. These account for approximately 96% of our accumulated deficit since our inception. Historically, we have relied upon cash from operations and financing activities to fund all of the cash requirements of our business. However, extended periods of net income do not assure positive cash flows. Future periods of net losses from operations could result in negative cash flow, and may hamper ongoing operations and prevent us from sustaining or expanding our business. We cannot assure you that we will sustain or increase profitability on a quarterly or annual basis in the future. If we do not achieve, sustain or increase profitability, our business will be adversely affected and our stock price may decline.

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

The price at which you purchase shares of our common stock may not be indicative of the price that will prevail later in the trading market. You may be unable to sell your shares of common stock at or above your purchase price, which may result in substantial losses to you. As of March 31, 2013, there were approximately 5.5 million shares of our common stock outstanding. We cannot predict the effect, if any, that future sales of shares of our common stock into the public market will have on the market price of our common stock. Sales of substantial amounts of common stock, including shares issued upon the exercise of stock options, or in anticipation of such sales, may materially and adversely affect prevailing market prices for our common stock.

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

Item 2.  Properties

Our principal facility and corporate headquarters is located at the Natural Energy Laboratory of Hawaii Authority (“NELHA”) at Keahole Point in Kailua-Kona, Hawaii. It encompasses approximately 90 fully developed acres containing microalgal cultivation ponds, processing facilities, research and quality control laboratories, and sales and administrative offices. The property is leased from the State of Hawaii under a 40-year commercial lease expiring in 2035. We believe that there is sufficient available land at NELHA to meet anticipated needs if a revised NELHA lease can be negotiated with acceptable terms. Under the terms of the existing NELHA lease, we could be required to remove improvements at the end of the lease term. Based upon our analysis, we do not believe the projected cost for such removal to be reasonably estimable, or likely, given historical practices. However, conditions could change in the future. It is not possible to predict such changes or estimate any impact thereof. We also rent warehouse space near NELHA and in Ontario, California, and office space in Los Angeles, California.

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

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed and traded on the NASDAQ Capital Market under the symbol “CYAN”. The closing price of our common stock was $5.23 as of June 19, 2013. The approximate number of holders of record of our common stock was 1,500. The high and low selling prices as reported by NASDAQ were as follows:

Quarter Ended:	June 30	September 30	December 31	March 31
Fiscal 2013
Common stock price per share:
High	$10.89	$7.24	$6.19	$5.30
Low	$6.57	$5.44	$4.60	$4.28

Fiscal 2012
Common stock price per share:
High	$3.69	$4.38	$9.09	$11.35
Low	$2.93	$3.27	$3.61	$6.10

We are prohibited from declaring any common stock dividends without the prior written consent of a lender per the conditions of an existing term loan agreement with such lender. We have never declared or paid cash dividends on our common stock. We currently do not anticipate paying any cash dividends on common stock.

The following table sets forth the Company’s common shares authorized for issuance under equity compensation plans:

	Common shares to be issued upon exercise of options outstanding	Weighted-average exercise price of outstanding options	Common shares available for future grant under equity compensation plans
Equity compensation, plans approved by security holders	1,495,856 shares	$4.03	541,601 shares

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

Overview

We are a world leader in the production of natural products derived from microalgae, with a core competency in cultivating and processing microalgae into high-value, high-quality natural products for the human nutrition market. We produce our algae in Hawaii and manufacture the finished products in Hawaii and California.  Our products are marketed worldwide and are sold in bulk quantities to manufacturers, formulators and distributors in the health foods and nutritional supplements markets and as packaged consumer products to distributors, retailers and direct consumers. We generated 37%, 33% and 42% of our revenues outside of the United States during the years ended March 31, 2013, 2012 and 2011, respectively. Competing in a global marketplace, we are influenced by the general economic conditions of the countries in which our customers operate, including adherence to our customers’ local governmental regulations and requirements. Since all sales are made in U.S. currency, we have no material foreign exchange exposure.

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

Fresh water is critical for our natural astaxanthin production and, while we have not experienced any constraint on fresh water availability, future availability could be negatively impacted by significant growth in the local population as well as by throughput constraints on the water delivery infrastructure owned by the County of Hawaii. Given the criticality of fresh water to our operations and the community, we recycle fresh water where possible and have developed additional water recycling systems in our efforts to utilize fresh water efficiently. Both fresh and sea water require electricity for pumping; and electricity, our single largest expenditure, depends on the cost of fuel which is, in turn, tied to the global price of crude oil.

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

We utilize several third-party contractors for the process of extraction for our natural astaxanthin product for the human nutrition market, and several third-party contractors are utilized for both encapsulation (for gelcaps) and micro-encapsulation (for beadlets). Although these services are available from a limited number of sources, we believe that we have the ability to use other parties if any of the current contractors become unavailable. If pricing for any of these services significantly increases, there could be a material adverse effect on our business, financial condition and results of operations. There have not been any significant changes in the cost of extraction or encapsulation services, although we continue to investigate cost effective alternatives to outsourcing.  On September 12, 2012, we entered into an agreement with Uhde Corporation of America (“Uhde”) for the purchase of supercritical carbon dioxide extraction equipment to be used in the processing of its natural astaxanthin. The equipment is expected to be delivered by the end of fiscal year 2014.

Fiscal 2013 summary:

•            Net sales for the year were $27.6 million, an increase of $2.9 million or 12.0% over the prior year, driven primarily by an increase in sales of our consumer products and bulk astaxanthin products, offset by decreased sales of bulk spirulina products due to lower spirulina production in FY13.

•            Net income was $4.2 million, an increase of $0.6 million or 16%, driven by the reversal of the remaining $1.9 million valuation allowance on our deferred tax asset as compared to the reversal of $0.8 million in the prior year.  This was offset by a decrease in income from operations of $0.6 million as a result of high abnormal production costs associated with low spirulina production, as well as an increase in operating expenses.  Earnings per diluted share were $0.74 for fiscal 2013 compared to $0.66 per diluted share for fiscal year 2012.

•            Cash from operating activities was $1.9 million, a decrease of $3.2 million from the prior year that was driven by increased accounts receivable and a reduction in accrued expenses related to the payout of the management bonus that was accrued at the end of FY12.  Cash and cash equivalents at March 31, 2013 were $4.4 million, down $0.7 million from a year ago. As a result, working capital increased 15% to $9.3 million at March 31, 2013 from $8.1 million a year ago.

Results of Operations for the 2013, 2012 and 2011 Fiscal Years

The following tables present selected consolidated financial data for each of the past three fiscal years ($ in thousands):

Consolidated Performance Summary	2013	2012	2011
Net sales	$27,581	$24,631	$16,827
Net sales increase	12.0%	46.4%	6.9%
Gross profit	$10,958	$9,774	$6,341
Gross profit as % of net sales	39.7%	39.7%	37.7%
SG&A	$8,659	$6,871	$5,112
SG&A as % of net sales	31.4%	27.9%	30.4%
Operating income	$2,299	$2,903	$1,229
Operating income as % of net sales	8.3%	11.8%	7.3%
Income tax benefit (expense)	$2,021	$779	$567
Net income	$4,209	$3,632	$1,730

Net sales by product	2013	2012	2011
Spirulina	$8,863	$8,701	$8,387
Net sales increase - Spirulina	1.9%	3.7%	8.3%
Astaxanthin	$18,713	$15,912	$8,434
Net sales increase - Astaxanthin	17.6%	88.7%	5.7%

Fiscal 2013 results compared with Fiscal 2012

Net Sales  The net sales growth of 12% in fiscal 2013 was driven largely by increased demand for BioAstin®, fueled by continued media attention on the health benefits of astaxanthin.  Our astaxanthin sales increased 17.6% over the prior year.  Our spirulina products also received the benefit of positive media on its health benefits and experienced 1.9% growth. Both products are sold in bulk form for use worldwide and in consumer packaged goods distributed primarily in the U.S. We cannot predict the impact of this publicity on future period sales. We will continue to focus on growing the market for our high quality, higher margin consumer products by emphasizing the higher nutritional content of our Hawaiian spirulina and the benefits of our natural astaxanthin over synthetics; however, increased competition may result in the decline of margins in the future

Competition for sales of spirulina remains intense due to the large number of suppliers. We expect competitive pricing pressure to continue in future periods and will continue to focus on the higher quality of Hawaiian spirulina in support of customers who demand higher quality raw materials for their formulations.  Conversely, because of the limited number of suppliers and increasing demand for astaxanthin, the competitive forces are currently not quite as high.  Because of this, we expect current producers to increase capacity to meet this increasing demand, placing further competitive pressures on us in the future.

Gross Profit  Our gross profit percent of net sales remained the same as in fiscal 2012.  A 45% increase in sales of our higher margin consumer products was offset by a 6% decrease in bulk sales.  This favorable mix impact was offset by abnormal production costs of $1.2 million that consist primarily of underabsorbed overhead costs due primarily to lower levels of spirulina production.

In fiscal 2013, astaxanthin production levels increased by 6.7% over the prior year and spirulina production levels decreased by 13.1%.  The increase in astaxanthin production levels was the result of capacity expansion and improvements to our production processes as well as generally favorable growing conditions through the third quarter of fiscal 2013.  The decrease in spirulina production levels was driven by a morphological change in the size of the algae that inhibited successful harvests.  We recently implemented process changes and ordered additional process equipment for culture media which should gradually increase production levels and help ensure more sustainable production over the long term.

Continued volatility in fuel costs in the future is likely. Therefore, we expect that electricity, water and shipping costs could be higher due to the impact of fuel cost increases for fiscal 2014.  We continue to strive to increase production efficiencies in volume yield, potency and quality consistent with our commitment to produce high-value, high-quality products. However, these efforts cannot be guaranteed to achieve the desired results.

Operating Expenses  Operating expenses increased by $1,788,000, or 25%, in 2013 and increased as a percentage of net sales by 3.5%.   General and Administrative expenses increased $666,000, or 17%, due to an increase in legal fees of $520,000, increases in costs associated with stock option grants to key employees of $233,000 and an increase in compensation costs related to salaries and benefits for new hires and transfers of $195,000, offset by a reduction in bonus expense of $376,000.   Sales and Marketing expenses increased $1,195,000, or 48%, as a result of the expansion of our distribution of consumer products.  Major components of these costs are a $811,000 increase in advertising and promotion a $195,000 increase in compensation costs related to salary adjustments, benefits and new hires.  R&D expenses decreased $62,000, or 19%, due to a $32,000 reduction in bonus expense as well as reductions in general operating costs.

Other Expense  Other expense is comprised primarily of interest expense on term loans, amortization of debt issue costs and interest on other financing agreements, offset by deminimus interest earned and miscellaneous sales.  The increase of $61,000 in 2013 is primarily due to the write off of unamortized debt issue costs related to early payoff of the previous Term Loan.

Income Taxes  For fiscal 2013 we recorded an income tax benefit of $2,021,000 compared with an income tax benefit of $779,000 for 2012.  The 2013 and 2012 tax benefits are the result of a reduction in the deferred tax valuation allowance and recording of a net deferred tax asset.  As a result, our effective tax rate was -92.4% and -27.3% for the fiscal years ended March 31, 2013 and 2012, respectively. As of March 31, 2013, there is no valuation allowance on our deferred tax asset, which now totals $3,539,000, compared to a $2,994,000 valuation allowance on gross deferred tax assets of $4,437,000 at the end of last year.  At March 31, 2013 we had a Federal net operating loss carry forward of $9,976,000 and a state net operating loss of $6,070,000 for Hawaii.

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

Operating Expenses  Operating expenses increased by $1,759,000, or 34%, in 2012 but decreased as a percentage of net sales by 2.5%.   Included in this is an increase in General and Administrative expenses of $1,192,000, or 42%, due to increases in costs associated with stock option grants to key employees of $376,000, increased bonus costs of $338,000 as a result of the financial performance for the year, an increase in compensation costs related to salary adjustments and new hires of $194,000 and increased recruitment costs of $102,000.  Sales and Marketing expenses increased $494,000, or 25%, consisting of increased commissions of $189,000 driven by sales growth, increased bonus costs of $125,000 as result of the financial performance for the year and increased advertising and promotion spending $76,000 to build our consumer business.

Other Expense  Other expense is comprised primarily of interest expense on term loans, amortization of debt issue costs and interest on other financing agreements, offset by deminimus interest earned and miscellaneous sales.  The reduction of $16,000 in 2012 is primarily due to the reduction of the principal balance on our Term Loans.

Income Taxes  For fiscal 2012 we recorded an income tax benefit of $779,000 compared with an income tax benefit of $567,000 for 2011.  The 2012 and 2011 tax benefits are the result of a reduction in the deferred tax valuation allowance and recording of a net deferred tax asset.  As a result, our effective tax rate was -27.3% and -48.8% for the fiscal years ended March 31, 2012 and 2011, respectively. As of March 31, 2012, the remaining valuation allowance on our deferred tax asset was $3 million, compared to $5 million at March 31, 2011.  At March 31, 2012 we had a Federal net operating loss carry forward of $12.3 million and state net operating losses of $7.6 million and $0.5 million for Hawaii and California, respectively.

Liquidity and Capital Resources

Sources of Liquidity  As of March 31, 2013, we had $9,306,000 in working capital, compared to $8,058,000 at March 31, 2012.  Additionally, at March 31, 2013, we had $3,360,000 in restricted cash that will be used to acquire new processing equipment and leasehold improvements. Funds generated by operating activities and available cash and cash equivalents continue to be our most significant sources of liquidity for working capital requirements and for funding of investments in equipment, leasehold improvements and system upgrades.  Based upon our current operating plan, analysis of our consolidated financial position and projected future results of operations, we believe that our operating cash flows and existing cash balances will be sufficient to finance current operating requirements and meet debt service and planned capital expenditures, for the next 12 months. We use estimates of future financial results including projected revenue, fund expenses, borrowings, and capital expenditures in reaching our conclusions. Such estimates are subject to change based on future results and such change could cause future results to vary significantly from expected results presented in this Form 10-K.  Any significant investments in capital equipment related to capacity expansion may not be able to be funded from operating activities and available cash, and may require additional debt or equity funding.

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

Contractual Obligations

The following table presents our contractual obligations at March 31, 2013 (in thousands):

	Less Than	2-3	4-5	After 5
	1 Year	Years	Years	Years	Total
Term Loans(1)	$128	$407	$405	$4,642	$5,582
Interest payments(2)	301	575	534	2,091	3,501
Operating Leases(3)	468	889	608	5,311	7,276
Purchase obligations(4)	1,737	—	—	—	1,737
Total	$2,634	$1,871	$1,547	$12,044	$18,096

Note: For additional information refer to Note 6, Long-Term Debt and Note 7, Leases in the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

(1)         Includes  term loans with a current balance of $5,500,000, secured by substantially all of the assets of the Company.  Also includes four equipment loans and an auto loan with a combined current balance of $82,000.

(2)         Interest calculated from loan amortization using current rates.

(3)         Operating lease obligations do not include percentage rent, property taxes and payments for common area maintenance.

(4)         Purchase obligations include agreements to purchase goods or services that are enforceable, are legally binding and specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations do not include agreements that are cancelable without penalty.

Cash Flows  The following table summarizes our cash flows from operating, investing and financing activities for each of the past three fiscal years ($ in thousands):

	2013	2012	2011
Total cash is provided by (used in):
Operating activities	$1,897	$5,082	$1,747
Investing activities	(7,254)	(2,029)	(264)
Financing activities	4,660	(54)	(238)

Increase (decrease) in cash and cash equivalents	$(697)	$2,999	$1,245

The decrease in cash provided by operating activities in fiscal 2013 compared to fiscal 2012 was driven largely by the increase in accounts receivable of $1,393,000 due to sales growth, compared to a reduction of $304,000 in fiscal 2012, and the payment of $613,000 in bonuses that were accrued as of the end of fiscal 2012. The increase in cash provided by operating activities in fiscal 2012 compared to fiscal 2011 was driven largely by the increase in sales and related profit.  Increases in accounts payable, relating to increased activity with our third party processors and service providers, and accrued expenses, which included a bonus accrual of $613,000, contributed $1,201,000 million of this increase.

Cash used in investing activities increased in fiscal 2013 compared to fiscal 2012 due to the investment in equipment and leasehold improvements to increase astaxanthin production capacity as well as the construction of a new office facility at the Kona headquarters. Cash used in investing activities increased in fiscal 2012 compared to fiscal 2011 due to the investment in capital projects to increase astaxanthin production capacity and improve overall production efficiencies.

Cash provided by financing activities increased in fiscal 2013 due to the receipt of proceeds from new term loans.  The decrease in fiscal 2012 compared to fiscal 2011 was also the result of a payment on a line of credit in fiscal 2011 that was not utilized in fiscal 2012.

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

Management reviews inventory levels, inventory turnover, product age and product marketability quarterly to evaluate recoverability and determine if a reserve for inventory is deemed necessary. At March 31, 2013 an inventory reserve in the amount of $9,000 has been recognized, compared to $41,000 as of March 31, 2012.

Equipment and leasehold improvements - Equipment and leasehold improvements are reported at cost less accumulated depreciation and amortization. Self-constructed leasehold improvements include design, construction and supervision costs. These costs are recorded in construction in progress and are transferred to equipment and leasehold improvements when construction is completed and the facilities are placed in service. Long-lived assets, such as property, plant and equipment and purchased intangibles subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized to the extent that the carrying amount exceeds the asset’s fair value.  We have not recognized any impairment of long lived assets in 2013 or 2012.

Income taxes - Income taxes are accounted for under the asset and liability method. The asset and liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be recovered or settled. We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. Judgment is required in assessing the need for the valuation allowance. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based on our operating results for the past five years we believe that we will generate taxable income in future periods and therefore, conclude that it is more likely than not we will realize our deferred tax assets before they expire. Accordingly, we reduced our valuation allowance by $1,912,000 during 2013 and recognized an income tax benefit of $2,021,000 in the current year. We reduced our valuation allowance by $892,000 during fiscal 2012 and recognized an income tax benefit of $779,000 in that year.  Our estimates of deferred tax assets to be realized may change in future periods, which could result in additional changes to our valuation allowance. Management has assessed the impact of uncertain tax positions to be immaterial. Should our operating performance not continue for a sustained period, we may need to re-establish some or all of the valuation allowance.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

We do not enter into any transactions using derivative financial instruments or derivative commodity instruments and believe that our exposure to market risk associated with other financial instruments is not material.

We have two term loans with interest rates that adjust quarterly based on the prime rate. As such, we are exposed to the interest rate risk whereby a 1% increase in the prime rate would lead to an increase of approximately $55,000 in interest expense for the year ending March 31, 2014 (based on March 31, 2013 amounts outstanding).

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Cyanotech Corporation

We have audited the accompanying consolidated balance sheets of Cyanotech Corporation (a Nevada corporation) and subsidiary (the “Company”) as of March 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2013. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cyanotech Corporation and subsidiary as of March 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Grant Thornton LLP

Irvine, California

June 24, 2013

CYANOTECH CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

March 31,

	2013	2012
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$4,364	$5,061
Accounts receivable, net of allowance for doubtful accounts of $6 in 2013 and $16 in 2012	3,766	2,373
Inventories, net	3,688	3,548
Deferred tax assets	110	137
Prepaid expenses and other current assets	263	300
Total current assets	12,191	11,419
Equipment and leasehold improvements, net	8,835	5,834
Restricted cash	3,360	—
Deferred tax assets	3,429	1,307
Other assets	772	478
Total assets	$28,587	$19,038

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$128	$234
Customer deposits	33	49
Accounts payable	1,852	1,726
Accrued expenses	872	1,352
Total current liabilities	2,885	3,361
Long-term debt, less current maturities	5,454	400
Deferred rent	21	12
Total liabilities	8,360	3,773
Commitments and contingencies
Stockholders’ equity:
Common stock of $0.02 par value, authorized 50,000,000 shares; issued and outstanding 5,463,938 shares at 2013 and 5,440,968 shares at 2012	109	109
Additional paid-in capital	29,077	28,324
Accumulated deficit	(8,959)	(13,168)
Total stockholders’ equity	20,227	15,265
Total liabilities and stockholders’ equity	$28,587	$19,038

See accompanying notes to consolidated financial statements

CYANOTECH CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

Year ended March 31,

	2013	2012	2011
	(in thousands, except per share data)

Net sales	$27,581	$24,631	$16,827
Cost of sales	16,623	14,857	10,486
Gross profit	10,958	9,774	6,341
Operating expenses:
General and administrative	4,680	4,014	2,822
Sales and marketing	3,675	2,480	1,986
Research and development	258	320	282
Loss on disposal of equipment and leasehold improvements	46	57	22
Total operating expense	8,659	6,871	5,112
Income from operations	2,299	2,903	1,229
Other income (expense):
Loss on extinguishment of debt	(51)	—	—
Interest expense, net	(60)	(55)	(70)
Other income, net	—	5	4
Total other expense, net	(111)	(50)	(66)
Income before income tax benefit (expense)	2,188	2,853	1,163
Income tax benefit (expense)	2,021	779	567
Net income	$4,209	$3,632	$1,730
Net income per share:
Basic	$0.77	$0.67	$0.32
Diluted	$0.74	$0.66	$0.32
Shares used in calculation of net income per share:
Basic	5,455	5,414	5,353
Diluted	5,655	5,534	5,413

See accompanying notes to consolidated financial statements

CYANOTECH CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended March 31, 2013, 2012 and 2011

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	(in thousands, except per share data)

Balances at March 31, 2010	5,252,572	$105	$27,545	$(18,530)	$9,120
Issuances of common stock for Director Stock Grants	10,000	—	27	—	27
Issuance of common stock for exercise of stock options for cash	132,596	3	184	—	187
Compensation expense related to stock options	—	—	47	—	47
Net income	—	—	—	1,730	1,730
Balances at March 31, 2011	5,395,168	108	27,803	(16,800)	11,111
Issuances of common stock for Director Stock Grants	8,000	—	30	—	30
Issuance of common stock for exercise of stock options for cash	37,800	1	68	—	69
Compensation expense related to stock options	—	—	423	—	423
Net income	—	—	—	3,632	3,632
Balances at March 31, 2012	5,440,968	109	28,324	(13,168)	15,265
Issuances of common stock for Director Stock Grants	13,000	—	74	—	74
Issuance of common stock for exercise of stock options for cash	9,970	—	23	—	23
Compensation expense related to stock options	—	—	656	—	656
Net income	—	—	—	4,209	4,209
Balances at March 31, 2013	5,463,938	$109	$29,077	$(8,959)	$20,227

See accompanying notes to consolidated financial statements

CYANOTECH CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended March 31,

	2013	2012	2011
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,209	$3,632	$1,730
Adjustments to reconcile net income to cash provided by operating activities:
Loss on extinguishment of debt	51	—	—
Loss on disposal of equipment and leasehold improvements	46	57	22
Depreciation and amortization	847	695	617
Amortization of debt issue costs and other assets	94	42	31
Share based compensation expense	730	453	74
(Reduction of) provision for allowance for doubtful accounts	(10)	(36)	48
(Reduction of) provision for inventory reserve	(32)	(107)	93
Deferred income tax benefit	(2,095)	(892)	(552)
Net (increase) decrease in assets:
Accounts receivable	(1,382)	304	(625)
Inventories	(108)	186	213
Prepaid expenses and other assets	(92)	(399)	(50)
Net increase (decrease) in liabilities:
Customer deposits	(16)	(66)	115
Accounts payable	126	672	(71)
Accrued expenses	(480)	529	102
Deferred rent	9	12	—
Net cash provided by operating activities	1,897	5,082	1,747

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in equipment and leasehold improvements	(3,894)	(2,029)	(514)
(Investment in) proceeds from restricted cash	(3,360)	—	250
Net cash used in investing activities	(7,254)	(2,029)	(264)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock and exercise of stock options	23	69	187
Proceeds from long-term debt, net of costs	5,531	95	—
Principal payments on long-term debt	(635)	(218)	(275)
Payments for debt issuance costs	(259)	—	—
Net repayments on line of credit	—	—	(150)
Net cash provided by (used in) financing activities	4,660	(54)	(238)
Net increase (decrease) in cash and cash equivalents	(697)	2,999	1,245
Cash and cash equivalents at beginning of year	5,061	2,062	817
Cash and cash equivalents at end of year	$4,364	$5,061	$2,062

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$117	$59	$48
Income taxes	$73	$115	$15
NON-CASH FINANCING AND INVESTING ACTIVITIES:
Additions to equipment	1,699	$95	$—

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

Estimates and Assumptions

The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of any contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the period reported. Management reviews these estimates and assumptions periodically and reflects the effect of revisions in the period that they are determined to be necessary. Actual results could differ significantly from those estimates and assumptions.  Significant estimates include inventory valuation and determination of production capacity and abnormal product costs, reserve for inventory, allowance for bad debts and valuation of deferred tax asset.

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

Level 3—Inputs to the valuation methodology are unobservable and significant to the fair value

Cash and Cash Equivalents, Accounts Receivable and Accounts Payable - Due to the short-term nature of these instruments, management believes that the carrying amounts approximate fair value.

Long-Term Debt - The carrying amount of long-term debt approximates fair value as interest rates applied to the underlying debt are adjusted quarterly to market interest rates, which approximate current interest rates for similar debt instruments of comparable maturities.

Concentration of credit risk

The Company maintains its cash accounts with banks located in Hawaii. The total cash balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per bank. The Company had cash balances on deposit with  Hawaiian banks at March 31, 2013 that exceeded the balance insured by the FDIC by $3,110,000 in one bank and $4,201,000 in the other.  No customers accounted for 10% of accounts receivable at March 31, 2013 and 2012.

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

Management provides a reserve against inventory for known or expected inventory obsolescence. The reserve is determined by specific review of inventory items for product age and quality which may affect salability. At March 31, 2013 and 2012 the inventory reserve was $9,000 and $41,000, respectively.

The Company recognizes abnormal production costs, including fixed cost variances from normal production capacity, as an expense in the period incurred. Abnormal amounts of freight, handling costs and wasted material (spoilage) are recognized as current period charges and fixed production overhead costs are allocated to inventory based on the normal capacity of production facilities. Normal capacity is defined as “the production expected to be achieved over a number of periods or seasons under normal circumstances, taking into account the loss of capacity resulting from planned maintenance.” The Company expensed abnormal production costs of $1,157,000, $1,174,000 and $439,000 to cost of sales for the fiscal years ended March 31, 2013, 2012 and 2011, respectively. Non-inventoriable fixed costs were $94,000, $53,000 and $71,000 for the fiscal years ended March 31, 2013, 2012 and 2011, respectively, and have been classified in cost of sales.

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

Capital project costs are accumulated in construction in-progress until completed, at which time the costs are transferred to the relevant asset and commence depreciation. Repair and maintenance cost are expensed in the period incurred. Repairs and maintenance that significantly increase the useful life or value of the asset are capitalized and depreciated over the remaining life of the asset.  The Company capitalizes interest cost incurred on funds used to construct property, plant, and equipment. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life. Interest cost capitalized was $54,000 in 2013.  No interest was capitalized in the prior year.

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

Accounting for Assets Retirement Obligations

Management evaluates quarterly the potential liability for asset retirement obligations under the Company’s lease for its principal facility and corporate headquarters. No liability has been recognized as of March 31, 2013 and 2012 (see Note 7).

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

Research and Development and Advertising

Research and development and advertising costs are expensed as incurred. Consolidated advertising expense for the years ended March 31, 2013, 2012 and 2011 was $575,000, $320,000 and $282,000, respectively.

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

In evaluating a tax position for recognition, management evaluates whether it is more-likely-than-not that a position will be sustained upon examination, including resolution of related appeals or litigation processes, based on technical merits of the position. If the tax position meets the more-likely-than-not recognition threshold, the tax position is measured and recognized in the Company’s financial statements as the largest amount of tax benefit that, in management’s judgment, is greater than 50% likely of being realized upon settlement. As of March 31, 2013 and 2012, there was no significant liability for income tax associated with unrecognized tax benefits.

The Company recognizes accrued interest related to unrecognized tax benefits as well as any related penalties in interest expense in its condensed consolidated statements of operations. As of the date of adoption and during the years ended March 31, 2013, and 2012, there was no accrual for the payment of interest and penalties related to uncertain tax positions.

Share-Based Compensation

The Company accounts for share-based payment arrangements using fair value. If an award vests or becomes exercisable based on the achievement of a condition other than service, such as for meeting certain performance or market condition, the award is classified as a liability. Liability-classified awards are remeasured to fair value at each balance sheet date until the award is settled. The Company currently has no liability-classified awards. Equity- classified awards, including grants of employee stock options, are measured at the grant-date fair value of the award and are not subsequently remeasured unless an award is modified. The cost of equity-classified awards is recognized in the income statement over the period during which an employee is required to provide the service in exchange for the award, or the vesting period. All of the Company’s stock options are service-based awards, and considered equity-classified awards; as such, they are reflected only in Equity and Compensation Expense accounts.

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

Per Share Amounts

Basic earnings per common share is calculated by dividing net income for the year by the weighted average number of common shares outstanding during the year. Diluted earnings per common share is calculated by dividing net income for the year by the sum of the weighted average number of common shares outstanding during the year plus the number of potentially dilutive common shares (“dilutive securities”) that were outstanding during the year. Dilutive securities include options granted pursuant to the Company’s stock option plans, potential shares related to the Employee Stock Purchase Plan and Restricted Stock grants to employees and non-employees. Dilutive securities related to the Company’s stock option plans are included in the calculation of diluted earnings per common share using the treasury stock method. Potentially dilutive securities are excluded from the computation of earnings per share in periods in which a net loss is reported, as their effect would be antidilutive. A reconciliation of the numerators and denominators of the basic and diluted earnings per common share calculations for the years ended March 31, 2013, 2012 and 2011 is presented in Note 11

Note 2 Inventories, net

Inventories consist of the following as of March 31, 2013 and 2012:

	2013	2012
	(in thousands)
Raw materials	$932	$344
Work in process	330	253
Finished goods(1)	2,164	2,722
Supplies	262	229
	$3,688	$3,548

(1)                                 Net of reserve for obsolescence of $9,000 and $41,000 at March 31, 2013 and 2012, respectively.

Note 3 Equipment and Leasehold Improvements, net

Equipment and leasehold improvements consists of the following as of March 31, 2013 and 2012:

	2013	2012
	(in thousands)
Equipment(1)	$7,455	$6,695
Leasehold improvements	8,313	7,524
Furniture and fixtures	208	154
	15,976	14,373
Less accumulated depreciation and amortization	(10,496)	(9,867)
Construction in-progress	3,355	1,328
	$8,835	$5,834

(1)                                 Includes $97,000 of equipment under capital lease at March 31, 2013 and 2012, with accumulated amortization of $58,000 and $39,000, respectively.

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. No such event occurred during the fiscal years ended March 31, 2013, 2012 and 2011. The Company recognized a loss on disposal of equipment and leasehold improvements in the amount of $46,000, $57,000 and $22,000 in fiscal 2013, 2012 and 2011 respectively.

Note 4 Accrued Expenses

Components of accrued expenses as of March 31, 2013 and 2012 are as follows:

	2013	2012
	(in thousands)
Wages, commissions and profit sharing	$623	$491
Bonuses	—	642
Customer rebates	109	69
Other accrued expenses	140	150
	$872	$1,352

Note 5 Line of Credit

On March 22, 2011, the Company renewed the agreement with First Hawaiian Bank for a Line of Credit in the amount of $350,000 with a maturity date of April 1, 2012. The obligation is secured by the Company’s U.S. accounts receivable and bears a variable interest rate based on prime plus 2%. There was no outstanding balance as of March 31,2012. The weighted average interest rate was 5.25% for the years ending.  The credit agreement required the Company to meet certain financial covenants. The Company was in compliance with these financial covenants at March 31, 2012. The line of credit was not renewed upon expiration April 1, 2012.

Note 6 Long-Term Debt

Long-term debt consists of the following as of March 31, 2013 and 2012 as follows:

	2013	2012
	(in thousands)
Term loans	$5,582	$634
Less current maturities	(128)	(234)
Long-term debt, excluding current maturities	$5,454	$400

Term Loans

The Company executed a loan agreement with a lender providing for $5,500,000 in aggregate credit facilities (the “Loan”) secured by substantially all the Company’s assets, pursuant to a Term Loan Agreement dated August 14, 2012 (the “Loan Agreement”). The Loan Agreement is evidenced by promissory notes in the amounts of $2,250,000 and $3,250,000, the repayment of which is partially guaranteed under the provisions of a United States Department of Agriculture (“USDA”) Rural Development Guarantee program (the “Guarantees”). The proceeds of the Loan will be used to acquire new processing equipment and leasehold improvements at its Kona, Hawaii facility.

The provisions of the Loan require the payment of interest only for the first 12 months of the term; thereafter, and until its maturity on August 14, 2032, the obligation fully amortizes over nineteen (19) years. Interest on the Loan accrues on the outstanding principal balance at an annual variable rate equal to the published Wall Street Journal prime rate (3.25% at March 31, 2013) plus 1.0% and is adjustable on the first day of each calendar quarter and fixed for that quarter. At no time shall the annual interest rate be less than 5.50%. The Loan has a prepayment penalty of 5% for any prepayment made prior to the first anniversary of the date of the Loan Agreement, which penalty is reduced by 1% each year thereafter until the fifth anniversary of such date, after which there is no prepayment penalty. The balance under this Loan was $5,500,000 at March 31, 2013. Proceeds from the Loan are classified as restricted cash until drawn upon to acquire new processing equipment and leasehold improvements.

The Loan includes a one-time origination and guaranty fees totaling $214,500 and an annual renewal fee payable in the amount of 0.25% of the USDA guaranteed portion of the outstanding principal balance as of December 31 of each year, beginning December 31, 2012.  The USDA has guaranteed 80% of all amounts owing under the Loan. The Company is subject to financial covenants and customary affirmative and negative covenants. The Company was in compliance with these financial covenants at March 31, 2013.

The Company has three equipment loans with John Deere credit providing for $103,000 in equipment financing; these loans are payable in 48 equal monthly principal payments.  At March 31, 2013 the total outstanding combined balance was approximately $66,000. The equipment loans have maturity dates of May 2015 as to $23,000, November 2015 as to $19,000 and June 2016 as to $24,000. The loans are at a 0% rate of interest and are net of unamortized discount of $2,000 at March 31, 2013 and 2012.

In September 2011, the Company executed a Term Loan Agreement with Nissan Motor Acceptance Corporation providing for $23,000 in equipment financing, secured by the equipment. The Term Loan has a maturity date of September 13, 2016 and is payable in 60 equal monthly principal payments. The interest rate under this Term Loan is 0%. Imputed interest at a rate of 2% (cash discount offered by seller) has been recorded and is being amortized as interest over the term of the loan. The balance outstanding under the Term Loan was $15,000 and $20,000 at March 31, 2013 and 2012, respectively, less the unamortized discount of $600 and $900 at March 31, 2013 and 2012, respectively.

Capital Lease

In March 2010, the Company executed a capital lease agreement with Thermo Fisher Financial providing for $97,000 in equipment, secured by the equipment financed. The capital lease matured in March 2013 and was payable in 36 equal monthly payments. The interest rate under this capital lease is 6.6%. The balance under this lease was $0 and $34,000 at March 31, 2013 and 2012, respectively.

Future principal payments under the loan agreements as of March 31, 2013 are as follows:

Year ending March 31	(in thousands)
2014	$128
2015	204
2016	203
2017	199
2018	206
Thereafter	4,642
Total principal payments	$5,582

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

The Company leases facilities, equipment and land under operating leases expiring through 2035. The land lease provides for contingent rentals in excess of minimum rental commitments based on a percentage of the Company’s sales. Contingent rental for the years ended March 31, 2013, 2012 and 2011 was $75,000, $188,000 and $96,000, respectively.

Future minimum lease payments under non-cancelable operating leases at March 31, 2013 are as follows:

Year ending March 31	(in thousands)
2014	$468
2015	480
2016	409
2017	309
2018	299
Thereafter	5,311
Total minimum lease payments	$7,276

Rent expense, including contingent rent, under operating leases amounted to $602,000, $509,000 and $370,000 for the years ended March 31, 2013, 2012 and 2011, respectively.

Note 8 Commitments and Contingencies

On September 12, 2012, the Company entered into an agreement with Uhde Corporation of America (“Uhde”) for the purchase of supercritical carbon dioxide extraction equipment to be used in the processing of its natural astaxanthin (“Equipment”). Pursuant to the terms of the agreement, Uhde will build, ship and provide assistance in installing the Equipment, which is required to be delivered in approximately 14 months from the date of the agreement. The Company will pay Uhde an aggregate of $3,222,000 for the equipment and services, of which $1,612,000  remains unpaid as of March 31, 2013.  Progress payments through March 31, 2013 of $1,611,000 have been classified in construction in progress in the consolidated balance sheet.

The Company is subject to legal proceedings and claims from time to time in the ordinary course of business.  Although management cannot predict with certainty the ultimate resolution of legal proceedings and claims asserted against the Company, management does not believe that any currently pending legal proceeding to which the Company is a party is likely to have a material adverse effect on its business, results of operations, cash flows or financial condition.

Note 9 Share-Based Compensation

Stock Options

As of March 31, 2013, the Company had the following two shareholder approved stock plans under which shares were available for equity based awards:  The 2005 Stock Option Plan (the “2005 Plan”) wherein 2,075,000 shares of common stock are reserved for issuance until the Plan terminates on August 21, 2015, and The Independent Director Stock Option and Stock Grant Plan (the “2004 Directors Plan”) wherein 200,000 shares of common stock are reserved for issuance until the plan terminates in 2014.

Under the 2005 Plan, eligible employees and certain independent consultants may be granted options to purchase shares of the Company’s common stock.  The shares issuable under the 2005 Plan will either be shares of the Company’s authorized but previously unissued common stock or shares reacquired by the Company, including shares purchased on the open market.  As of March 31, 2013, there were 411,478 shares available for grant under the 2005 Plan.

Under the 2004 Directors Plan, upon election to the Board of Directors at an annual stockholders meeting, a newly elected non-employee director will be granted a ten-year option to purchase 6,000 shares of the Company’s common stock. Options vest and become exercisable six months from the date of grant.  In addition, on the date of each annual stockholders meeting, each non-employee director continuing in office is automatically issued 4,000 shares of the Company’s common stock, and an additional 1,000 shares to the director serving as Chairman of the Board, non-transferable for six months following the date of grant. As of March 31, 2013, there were 130,123 shares available for grant under the 2004 Directors Plan.

The following table presents shares authorized, available for future grant and outstanding under each of the Company’s plans:

	As of March 31, 2013
	Authorized	Available	Outstanding

2005 Plan	2,075,000	411,478	1,483,856
2004 Directors Plan	200,000	130,123	12,000
Total	2,275,000	541,601	1,495,856

All stock option grants made under the 2005 Plan and the 2004 Directors Plan were issued at exercise prices no less than the Company’s closing stock price on the date of grant.  Options under the 2005 Plan and 2004 Directors Plan were determined by the Board of Directors or the Stock Option and Compensation Committee of the Board in accordance with the provisions of the respective plans.  The terms of each option grant include vesting, exercise, and other conditions are set forth in a Stock Option Agreement evidencing each grant.  No option can have a life in excess of ten (10) years.  The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model.  The model requires various assumptions, including a risk-free interest rate, the expected term of the options, the expected stock price volatility over the expected term of the options, and the expected dividend yield.  Compensation expense for employee stock options is recognized ratably over the vesting term.  Compensation expense recognized for options issued under the 2005 Plan was $653,000, $407,000 and $47,000 for the years ended March 31, 2013, 2012 and 2011, respectively.  Independent Director compensation expense of $77,000, $46,000 and $27,000 was recognized under the 2004 Directors Plan for the years ended March 31, 2013, 2012 and 2011, respectively.  All stock-based compensation has been classified as General and Administrative expense in the consolidated statement of operations.

A summary of option activity under the Company’s stock plans for the years ended March 31, 2013, 2012 and 2011 is presented below:

Option Activity	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2010	333,606	$1.69	8.4 years	$555,281
Granted	230,000	3.04
Exercised	(132,596)	1.41
Forfeited or Expired	(4,360)	2.12
Outstanding at March 31, 2011	426,650	$2.49	8.8 years	$395,693
Granted	922,516	3.87
Exercised	(37,800)	1.82
Forfeited or Expired	(59,450)	2.14
Expired	(750)	4.20
Outstanding at March 31, 2012	1,251,166	$3.54	9.0 years	$8,243,956
Granted	258,000	6.30
Exercised	(9,970)	2.34
Forfeited	(3,340)	3.21
Outstanding at March 31, 2013	1,495,856	$4.03	8.3 years	$1,174,810
Exercisable at March 31, 2013	338,290	$3.12	7.6 years	$470,790

The aggregate intrinsic value in the table above is before applicable income taxes and represents the excess amount over the exercise price optionees would have received if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price of $4.47 for such day.  The total intrinsic value of stock options exercised during fiscal years 2013, 2012 and 2011 were $37,000, $147,000 and $264,000, respectively.

A summary of the Company’s non-vested options for the year ended March 31, 2013 is presented below:

Nonvested Options	Shares	Weighted Average Grant-Date Fair Value
Nonvested at March 31, 2012	1,109,066	$2.57
Granted	258,000	4.35
Vested	(206,560)	2.10
Forfeited	(2,940)	2.14
Nonvested at March 31, 2013	1,157,566	$3.05

The weighted average grant-date fair value of stock options granted during fiscal years 2013, 2012 and 2011 was $1,124,000, $2,528,000 and $487,000, respectively.  The total grant-date fair values of stock options that vested during fiscal years 2013, 2012 and 2011 were $434,000, $234,000 and $66,000, respectively.

The following table summarizes the weighted average characteristics of outstanding stock options as of March 31, 2013:

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Number of Shares	Remaining Life (Years)	Weighted Average Price	Number of Shares	Weighted Average Price
$ 1.60 - $3.70	450,210	7.4	$2.92	262,370	$2.82
$ 3.71 - $4.42	732,646	8.4	3.82	56,920	3.82
$ 4.43 - $5.40	77,500	8.9	5.19	19,000	5.26
$ 5.41 - $7.08	235,500	9.3	6.40	—	—
Total stock options	1,495,856	8.3	$4.03	338,290	$3.12

The range of fair value assumptions related to options granted during the years ended March 31, 2013, 2012 and 2011 were as follows:

	2013	2012	2011
Exercise Price:	$5.26 – 7.08	$3.58 – 5.40	$3.04
Volatility:	78.26 – 80.39%	56.18 – 78.61%	80.3%
Risk Free Rate:	0.85 – 0.93%	0.09 – 2.25%	2.35%
Vesting Period:	5 - 7 years	0 - 5 years	1 - 3 years
Forfeiture Rate:	7.66 - 9.00%	0 - 16.88%	10%
Expected Life	6.25 years	0.25 – 8.25 years	6 years
Dividend Rate	0%	0%	0%

As of March 31, 2013, total unrecognized stock-based compensation expense related to all unvested stock options was $2,536,000, which is expected to be expensed over a weighted average period of 4.1 years.

Note 10 Common and Preferred Stock

The Company has authorized total shares of sixty million shares of which fifty million shares are authorized common stock.   Ten million shares are authorized preferred stock, none of which is issued or outstanding. Under the terms of the Company’s Amended and Restated Articles of Incorporation, the Board of Directors is authorized to determine or alter the rights, preferences, privileges and restrictions of the Company’s authorized but unissued shares of preferred stock.

Note 11 Earnings Per Share

Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the potentially dilutive effect of outstanding stock options and warrants using the treasury stock method.

Reconciliations between the numerator and the denominator of the basic and diluted earnings per share computations for the years ended March 31, 2013, 2012 and 2011 are as follows:

	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except per share amounts)
Year ended March 31, 2013:
Basic income per share	$4,209	5,455	$.77
Effective dilutive securities— Common stock options	—	200	(.03)
Diluted income per share	$4,209	5,655	$.74
Year ended March 31, 2012:
Basic income per share	$3,632	5,414	$0.67
Effective dilutive securities— Common stock options	—	120	(.01)
Diluted income per share	$3,632	5,534	$0.66
Year ended March 31, 2011:
Basic and diluted loss per share	$1,730	5,353	$0.32
Effective dilutive securities— Common stock options	—	60	—
Diluted income per share	$1,730	5,413	$0.32

Diluted earnings per share does not include the impact of common stock options totaling 696,000, 918,000 and 9,000 for the fiscal years ending March 31, 2013, 2012 and 2011, respectively, as the effect of their inclusion would be anti-dilutive.

Note 12 Profit Sharing Plan and 401k Plan

The Company sponsors a profit sharing plan for all employees not covered under a separate management incentive plan. Under the profit sharing plan, a percentage determined by the Board of Directors of pre-tax profits on a quarterly basis may be allocated to non-management employees at management’s discretion. The profit sharing bonus may be distributed all in cash on an after-tax basis or distributed half in cash (on an after-tax basis) and the remainder deposited in an employee’s 401(k) account on a pre-tax basis. Employees may also make voluntary pre-tax contributions to their 401(k) accounts. Compensation expense under this plan was approximately $115,000, $146,000 and $62,000 for the fiscal years ended March 31, 2013, 2012 and 2011, respectively. Additionally, the Company makes a retirement contribution to all employees individual 401(k) accounts equal to two percent of each employee’s base pay for each bi-weekly pay period on a pre-tax basis.  Retirement expense under this plan was approximately $90,000, $70,000 and $62,000 for fiscal years ended March 31, 2013, 2012 and 2011, respectively.

Note 13 Major Customers and Geographic Information

Net sales by product line for the years 2013, 2012 and 2011 are as follows:

	2013	2012	2011
	(in thousands)
Net sales:
Spirulina products	$8,863	$8,701	$8,387
Natural astaxanthin products
BioAstin®	18,713	15,912	8,434
Other products	5	18	6
	$27,581	$24,631	$16,827

There were no customers at or above 10% of our total net sales for fiscal years 2013, 2012 and 2011, respectively.

The following table presents sales for the years 2013, 2012 and 2011 by geographic region:

	2013		2012		2011
	(dollars in thousands)
Net sales(1):
United States	$17,386	63%	$16,430	67%	$9,809	58%
Germany	1,342	5%	1,223	5%	1,192	7%
The Netherlands	1,207	4%	953	4%	1,118	7%
Other	7,646	28%	6,025	24%	4,708	28%
	$27,581	100%	$24,631	100%	$16,827	100%

(1)                                 Net sales are attributed to countries based on location of customer.

Note 14 Income Taxes

Income tax benefit (expense) for the years ended March 31, 2013, 2012 and 2011 consisted of:

	2013	2012	2011
	(in thousands)
Current:
Federal	$(53)	$(66)	$17
State	(21)	(47)	(2)
Total current	(74)	(113)	15
Deferred:
Federal	1,894	859	492
State	201	33	60
Total deferred	2,095	892	552
Income tax benefit (expense)	$2,021	$779	$567

The following table reconciles the amount of income taxes computed at the federal statutory rate of 34%, for all periods presented, to the amount reflected in the Company’s consolidated statements of operations for the years ended March 31, 2013, 2012 and 2011:

	2013	2012	2011
	(in thousands)
Tax provision at federal statutory income tax rate	$(744)	$(970)	$(395)
State income taxes benefit (expense), net of federal income tax effect	(130)	(68)	38
Decrease in valuation allowance for utilization of deferred tax assets	1,082	1,100	357
Reduction in valuation allowance	1,912	892	552
Stock based compensation	(201)	(97)	16
Other, net	102	(78)	(1)
Income tax benefit (expense)	$2,021	$779	$567

The tax effects of temporary differences related to various assets, liabilities and carry forwards that give rise to deferred tax assets and deferred tax liabilities as of March 31, 2013 and 2012 are as follows:

	2013	2012
	(in thousands)
Deferred tax assets:
Net operating loss carry forwards	$3,674	$4,546
Compensation accrual	134	322
Inventory differences	14	41
Tax credit carry forwards	156	115
Other	12	11
Gross deferred tax assets	3,990	5,035
Less valuation allowance	—	(2,994)
Net deferred tax assets	3,990	2,041
Deferred tax liability: Depreciation and amortization	(451)	(597)
Net deferred tax assets	$3,539	$1,444

In assessing the valuation allowance for deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. As of March 31, 2012 and 2011 management had reduced the valuation allowance against deferred tax assets based on a review of historical taxable income and future expectations.  As of March 31, 2013, based upon several years of historical taxable income and expectations for future taxable income over the periods in which net deferred tax assets are deductible, management believes it is more likely than not the Company will realize its gross deferred tax assets before they expire and therefore the remaining balance of the valuation allowance was reversed.  The amount of the deferred tax assets considered realizable, however, could change if estimates of future taxable income during the carry forward period change.

At March 31, 2013, the Company has net operating loss carry forwards and tax credit carry forwards available to offset future federal income tax as follows (in thousands):

Expires March 31,	Net Operating Losses	Research and Experimentation Tax Credits
2020	0	7
2021	126	2
2022	3,161	—
2023	1,864	1
2026	159	—
2027	2,665	1
2028	1,612	—
2031	389	—
	$9,976	$11

In addition, at March 31, 2013, the Company has alternative minimum tax credit carry forwards of approximately $146,000 available to reduce future federal regular income taxes over an indefinite period.

At March 31, 2013, the Company has state tax net operating loss carry forwards available to offset future Hawaii state taxable income of $6,070,000. These carry forwards expire March 31, 2016 through 2031.

The following represents the open tax years and jurisdictions that the Company used in its evaluation of tax positions:

Open tax years ending March 31,	Jurisdiction
2010 - 2013	U.S. federal
2010 - 2013	State of Hawaii
2009 - 2013	State of California

Note 15 Selected Quarterly Financial Data (Unaudited)

	First Quarter(1)	Second Quarter(1)	Third Quarter(1)	Fourth Quarter (1)(2)	Year
	(in thousands, except per share data)
2013
Net sales	$6,506	$6,936	$7,242	$6,897	$27,581
Gross profit	2,574	2,812	2,865	2,707	10,958
Net income	493	476	607	2,633	4,209
Net income per share—
Basic	0.09	0.09	0.11	0.48	0.77
Diluted	0.08	0.08	0.11	0.47	0.74

2012
Net sales	$5,950	$5,989	$6,706	$5,986	$24,631
Gross profit	2,104	2,790	2,827	2,053	9,774
Net income	486	875	1,113	1,158	3,632
Net income per share—
Basic	0.09	0.16	0.21	0.21	0.67
Diluted	0.09	0.16	0.20	0.20	0.66

(1)                                 The first, second, third and fourth quarters of 2013 include abnormal production costs of $233,000, $481,000, $161,000 and $282,000, respectively.  The first, second, third and fourth quarters of 2012 include abnormal costs of $198,000, $218,000, $236,000 and $575,000, respectively.

(2)                                 The fourth quarter of 2013 and 2012 includes the tax benefit of $1,912,000 and $892,000, respectively, due to reduction in valuation allowance of deferred tax assets.

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

Management’s Report on Internal Control over Financial Reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management evaluated the effectiveness of our internal control over financial reporting as of March 31, 2013. This assessment was based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, using those criteria, management concluded that our internal control over financial reporting was effective as of March 31, 2013.

Changes in Internal Control over Financial Reporting.

There have not been any other changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter that our certifying officers concluded materially affected , or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.  Other Information

Not applicable

PART III

Item 10.  Directors, Executive Officers of the Registrant and Corporate Governance

Information with respect to Directors may be found under captions “Proposal One: Election of Directors,” “Board Meetings and Committees,” “Director Compensation,” “Security Ownership of Certain Beneficial Owners and Management: and “Compliance with Section 16(a) of the Exchange Act” contained in Cyanotech’s definitive 2013 proxy Statement. Information on Executive Officers may be found under the caption “Executive Officers” contained in Cyanotech’s definitive 2013 Proxy Statement.

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

Item 11.  Executive Compensation

The information required by this Item is incorporated herein by reference from the sections captioned “Executive Compensation and Other Information,” “Equity Compensation Plan Information” and “Option Grants in Fiscal Year 2013,” contained in Cyanotech’s definitive 2013 Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The security ownership information required by this Item is incorporated herein by reference from the sections captioned “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” contained in Cyanotech’s definitive 2013 Proxy Statement.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item, if any, is incorporated herein by reference from the sections captioned “Related Party Transactions” contained in Cyanotech’s definitive 2013 Proxy Statement.

Item 14.  Principal Accountant Fees and Services

Information concerning principal accountant fees and services appears under the heading “Independent Registered Public Accounting Firm’s Fees” in Cyanotech’s definitive 2013 Proxy Statement.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)		Financial Statements and Schedules

	(1)	The following Financial Statements of Cyanotech Corporation and subsidiary and the Report of Independent Registered Public Accounting Firm are included in Item 8 of this report:
		Report of Independent Registered Public Accounting Firm	21
		Consolidated Balance Sheets as of March 31, 2013 and 2012	22
		Consolidated Statements of Operations for the years ended March 31, 2013, 2012 and 2011	23
		Consolidated Statements of Stockholders’ Equity for the years ended March 31, 2013, 2012 and 2011	24
		Consolidated Statements of Cash Flows for the years ended March 31, 2013, 2012 and 2011	25
		Notes to Consolidated Financial Statements	26

	(2)	The following financial statement schedule is included in this report on the pages indicated below:
		Schedule II—Valuation and Qualifying Accounts	41

Financial statement schedules not listed above have been omitted since they are either not required, not applicable or the information is included in the consolidated financial statements or notes thereto.

(b)                                 Exhibit Listing

Exhibit Number	Document Description
3.1

Restated Articles of Incorporation dated November 2, 2012(Incorporated by reference from page 11 of the Company’s Definitive Proxy Statement on Schedule 14A for the 2012 Annual Meeting of Stockholders filed on July 18, 2012, File No. 0-14602).

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
10.6

Term Loan Agreement between Pacific Rim Bank (“Bank”) and both Registrant and Nutrex Hawaii, Inc. (“Nutrex”); Promissory Notes in favor of Bank in the amounts of $2,250,000 and $3,250,000, issued by Registrant and Nutrex, dated September 7, 2012; Mortgage, Security Agreement and Financing Statement between Registrant and Bank; Assignment of Lessor’s Interest in Leases and Rents between Registrant and Bank; Security Agreement and UCC Financing Statement between Registrant and Bank; United States Department of Agriculture Rural Development (“USDA”) Conditional Commitments; Hazardous Substances Certificate and Indemnity Agreement; Assignment of Construction Contract between Registrant and No’Eau Construction LLC; Sublessor’s Consent to Mortgage of Sublease K-4; Estoppel Certificate and Subordination Agreement, given by the Natural Energy Laboratory of Hawaii Authority, State of Hawaii, as Sublessor; Security Agreement and UCC Financing Statement between Nutrex and Bank. (Incorporated by reference as Exhibit 4.1 to the Company’s Report on Form 10-Q filed on November 9, 2012, File No. 0-14602)

10.7

Agreement between the Registrant and Uhde Corporation of America dated September 12, 2012 [portions of this Exhibit have been omitted in accordance with an order granting Confidential Treatment issued by the Securities and Exchange Commission dated April 26, 2013]. (Incorporated by reference as Exhibit 10.1 to the Company’s Report on Form 10-Q filed on November 9, 2012, File No. 0-14602)

14.1

Amended Code of Ethics for Chief Executive Officer and Senior Financial Officers, which is included in the Code of Conduct and Ethics. (Incorporated by reference to Exhibit 99.2 to the Company’s Report on Form 8-K filed on December 19, 2005, and by reference and attachment to the Company’s Internet address www.cyanotech.com.)

21.1	Subsidiaries of the Company (Incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2012, File No. 0-14602)
23.1*	Consent of Independent Registered Public Accounting Firm signed June 24, 2013—Grant Thornton LLP
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of June 24, 2013
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of June 24 2013.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed as of June 24, 2013.
101

The following financial information from our Annual Report on Form 10-K for fiscal year ended March 31, 2013, filed with the SEC on June 24, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets at March 31, 2013 and 2012, (ii) the Consolidated Statements of Operations for the years ended March 31, 2013, 2012 and 2011, (iii) the Consolidated Statements of Stockholders’ Equity for the years ended March 31, 2013, 2012 and 2011, (iv) the Consolidated Statements of Cash Flows for the years ended March 31, 2013 and 2012, and (v) Notes to Consolidated Financial Statements.

*                                         Included herewith. Other exhibits were filed as shown above.

Schedule II

Cyanotech Corporation and Subsidiary

Valuation and Qualifying Accounts

Years Ended March 31, 2013, 2012 and 2011

(in thousands)

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expense	Charged to Other Accounts	Deductions	Balance at End of Year
Allowance for Doubtful Accounts:
2013	$16	(10)	—	—	$6
2012	58	(36)	—	(6)	16
2011	10	48	—	—	58
Inventory Reserve:
2013	$41	—	—	(32)	$9
2012	148	5	—	(112)	41
2011	54	190	—	(96)	148

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of June, 2013

CYANOTECH CORPORATION

By:	/s/ Brent D. Bailey
Brent D. Bailey
President and Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Brent D. Bailey	President and Chief Executive Officer and Director	June 24, 2013
Brent D. Bailey

/s/ Jole Deal	Chief Financial Officer, Vice President—Finance and Administration,	June 24, 2013
Jole Deal	Secretary and Treasurer (Principal Financial and Accounting Officer)

/s/ Michael A. Davis	Chairman of the Board	June 24, 2013
Michael A. Davis

/s/ Ralph K. Carlton	Director	June 24, 2013
Ralph K. Carlton

/s/ Thomas F. Chen	Director	June 24, 2013
Thomas F. Chen

/s/ Gerald R. Cysewski, PH.D.	Director, Executive Vice President and Chief Scientific Officer	June 24, 2013
Gerald R. Cysewski

(b)                                 Exhibit Listing

Exhibit Number	Document Description
3.1

Restated Articles of Incorporation dated November 2, 2012(Incorporated by reference from page 11 of the Company’s Definitive Proxy Statement on Schedule 14A for the 2012 Annual Meeting of Stockholders filed on July 18, 2012, File No. 0-14602).

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
10.6

Term Loan Agreement between Pacific Rim Bank (“Bank”) and both Registrant and Nutrex Hawaii, Inc. (“Nutrex”); Promissory Notes in favor of Bank in the amounts of $2,250,000 and $3,250,000, issued by Registrant and Nutrex, dated September 7, 2012; Mortgage, Security Agreement and Financing Statement between Registrant and Bank; Assignment of Lessor’s Interest in Leases and Rents between Registrant and Bank; Security Agreement and UCC Financing Statement between Registrant and Bank; United States Department of Agriculture Rural Development (“USDA”) Conditional Commitments; Hazardous Substances Certificate and Indemnity Agreement; Assignment of Construction Contract between Registrant and No’Eau Construction LLC; Sublessor’s Consent to Mortgage of Sublease K-4; Estoppel Certificate and Subordination Agreement, given by the Natural Energy Laboratory of Hawaii Authority, State of Hawaii, as Sublessor; Security Agreement and UCC Financing Statement between Nutrex and Bank. (Incorporated by reference as Exhibit 4.1 to the Company’s Report on Form 10-Q filed on November 9, 2012, File No. 0-14602)

10.7

Agreement between the Registrant and Uhde Corporation of America dated September 12, 2012 [portions of this Exhibit have been omitted in accordance with an order granting Confidential Treatment issued by the Securities and Exchange Commission dated April 26, 2013]. (Incorporated by reference as Exhibit 10.1 to the Company’s Report on Form 10-Q filed on November 9, 2012, File No. 0-14602)

14.1

Amended Code of Ethics for Chief Executive Officer and Senior Financial Officers, which is included in the Code of Conduct and Ethics. (Incorporated by reference to Exhibit 99.2 to the Company’s Report on Form 8-K filed on December 19, 2005, and by reference and attachment to the Company’s Internet address www.cyanotech.com.)

21.1	Subsidiaries of the Company (Incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2012, File No. 0-14602)
23.1*	Consent of Independent Registered Public Accounting Firm signed June 24, 2013—Grant Thornton LLP
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of June 24, 2013
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of June 24 2013.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed as of June 24, 2013.
101

The following financial information from our Annual Report on Form 10-K for fiscal year ended March 31, 2013, filed with the SEC on June 24, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets at March 31, 2013 and 2012, (ii) the Consolidated Statements of Operations for the years ended March 31, 2013, 2012 and 2011, (iii) the Consolidated Statements of Stockholders’ Equity for the years ended March 31, 2013, 2012 and 2011, (iv) the Consolidated Statements of Cash Flows for the years ended March 31, 2013 and 2012, and (v) Notes to Consolidated Financial Statements.

*                                         Included herewith. Other exhibits were filed as shown above.