Form 10-Q
period 2013-06-30
CYANOTECH CORP
filed 2013-08-12
CIK 768408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended June 30, 2013

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Number of common shares outstanding as of August 5, 2013:

Title of Class	Shares Outstanding
Common stock - $0.02 par value	5,465,788

CYANOTECH CORPORATION

FORM 10-Q

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

CYANOTECH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except par value and number of shares)

(Unaudited)

	June 30, 2013	March 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$3,104	$4,364
Accounts receivable, net of allowance for doubtful accounts of $6 at June 30, 2013 and $6 at March 31, 2013	3,896	3,766
Inventories, net	4,213	3,688
Deferred tax assets	110	110
Prepaid expenses and other current assets	651	263
Total current assets	11,974	12,191

Equipment and leasehold improvements, net	10,198	8,835
Restricted cash	2,717	3,360
Deferred tax assets	3,323	3,429
Other assets	811	772
Total assets	$29,023	$28,587

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$156	$128
Customer deposits	29	33
Accounts payable	2,209	1,852
Accrued expenses	751	872
Total current liabilities	3,145	2,885

Long-term debt, excluding current maturities	5,418	5,454
Deferred rent	21	21
Total liabilities	8,584	8,360

Commitments and contingencies

Stockholders’ equity:
Common stock of $0.02 par value, shares authorized 50,000,000; 5,465,788 shares issued and outstanding at June 30, 2013 and 5,463,938 at March 31, 2013	109	109
Additional paid-in capital	29,259	29,077
Accumulated deficit	(8,929)	(8,959)
Total stockholders’ equity	20,439	20,227

Total liabilities and stockholders’ equity	$29,023	$28,587

See accompanying Notes to Condensed Consolidated Financial Statements.

CYANOTECH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,
	2013	2012

NET SALES	$6,909	$6,506
COST OF SALES	4,057	3,932
Gross Profit	2,852	2,574

OPERATING EXPENSES:
General and administrative	1,556	1,148
Sales and marketing	1,004	838
Research and development	115	51
Loss on disposal of equipment and leasehold improvements	5	22
Total operating expenses	2,680	2,059

Income from operations	172	515

Interest expense, net	36	12

Income before provision for income taxes	136	503

PROVISION FOR INCOME TAXES	106	10

NET INCOME	$30	$493

NET INCOME PER SHARE:
Basic	$0.01	$0.09
Diluted	$0.01	$0.08

SHARES USED IN CALCULATION OF NET INCOME PER SHARE:
Basic	5,464	5,441
Diluted	5,615	5,873

See accompanying Notes to Condensed Consolidated Financial Statements.

CYANOTECH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended June 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$30	$493
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Loss on disposal of equipment and leasehold improvements	5	22
Depreciation and amortization	240	192
Amortization of debt issue costs and other assets	10	11
Share based compensation expense	178	125
Reduction of allowance for doubtful accounts	—	(10)
Reduction of inventory reserve	(1)	—
Deferred income tax provision	106	—
Net (increase) decrease in assets:
Accounts receivable	(130)	(354)
Inventories	(523)	459
Prepaid expenses and other assets	(438)	(9)
Net increase (decrease) in liabilities:
Customer deposits	(4)	(13)
Accounts payable	357	(237)
Accrued expenses	(121)	(468)
Deferred rent	—	4
Net cash (used in) provided by operating activities	(291)	215

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from restricted cash	644	—
Investment in equipment and leasehold improvements	(1,611)	(566)
Net cash used in investing activities	(967)	(566)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(8)	(58)
Proceeds from stock options exercised	6	—
Net cash used in financing activities	(2)	(58)

Net decrease in cash and cash equivalents	(1,260)	(409)

Cash and cash equivalents at beginning of period	4,364	5,061

Cash and cash equivalents at end of period	$3,104	$4,652

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$75	$13
Income taxes	$5	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

CYANOTECH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013
(Unaudited)

1.                                      BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information pursuant to the instructions to Form 10-Q and Regulation S-X of the Securities and Exchange Commission (SEC).  These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, and Condensed Consolidated Statements of Cash Flows for the periods presented in accordance with GAAP. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The Condensed Consolidated Balance Sheet as of March 31, 2013 was derived from the audited financial statements. These condensed consolidated financial statements and notes should be read in conjunction with the Company’s consolidated financial statements for the year ended March 31, 2013, contained in the Company’s annual report on Form 10-K as filed with the SEC on June 24, 2013.

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

2.                                      INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method.  Inventories consist of the following:

	June 30, 2013	March 31, 2013
	(in thousands)
Raw materials	$638	$932
Work in process	324	330
Finished goods (1)	3,010	2,164
Supplies	241	262
	$4,213	$3,688

(1)         Net of reserve for obsolescence of $7,000 and $9,000, at June 30, 2013 and March 31, 2013, respectively.

The Company recognizes abnormal production costs, including fixed cost variances from normal production capacity, as an expense in the period incurred. There were no abnormal production costs charged to cost of sales for the quarter ended June 30, 2013.  Approximately $233,000 of abnormal production costs were charged to cost of sales for the quarter ended June 30, 2012.

3.                                      EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

Equipment and leasehold improvements are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives for equipment and furniture and fixtures, or the shorter of the land lease term or estimated useful lives for leasehold improvements as follows:

Equipment	3 to 10 years
Furniture and fixtures	3 to 7 years
Leasehold improvements	10 to 25 years

Equipment and leasehold improvements consist of the following:

	June 30, 2013	March 31, 2013
	(in thousands)
Equipment	$7,570	$7,455
Leasehold improvements	8,583	8,313
Furniture and fixtures	215	208
	16,368	15,976
Less accumulated depreciation and amortization	(10,719)	(10,496)
Construction-in-progress	4,549	3,355
Equipment and leasehold improvements, net	$10,198	$8,835

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amount to forecasted undiscounted future cash flows expected to be generated by the asset. If the carrying amount exceeds its estimated future cash flows, then an impairment charge is recognized to the extent that the carrying amount exceeds the asset’s fair value. Management has determined no asset impairment existed as of June 30, 2013. The Company recognized a loss on disposal of equipment in the amount of $5,000 for the three months ended June 30, 2013.  The Company recognized a loss on disposal of equipment in the amount of $22,000 for the three months ended June 30, 2012.

The Company has capitalized $43,000 of interest for the three months ended June 30, 2013. No interest was capitalized for the three month period ended June 30, 2012.

4.                                      ACCRUED EXPENSES

Accrued expenses consist of the following:

	June 30, 2013	March 31, 2013
	(in thousands)
Wages and profit sharing	$500	$623
Customer rebates	46	109
Other accrued expenses	205	140
	$751	$872

5.                                      LONG-TERM DEBT

Long-term debt consists of the following:

	June 30, 2013	March 31, 2013
	(in thousands)
Term loans	$5,574	$5,582
Less current maturities	(156)	(128)
Long-term debt, excluding current maturities	$5,418	$5,454

Term Loan Agreements

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

The provisions of the Loan require the payment of interest only for the first 12 months of the term; thereafter, and until its maturity on August 14, 2032, the obligation fully amortizes over nineteen (19) years. Interest on the Loan accrues on the outstanding principal balance at an annual variable rate equal to the published Wall Street Journal prime rate (3.25% at June 30, 2013) plus 1.0% and is adjustable on the first day of each calendar quarter and fixed for that quarter. At no time shall the annual interest rate be less than 5.50%. The Loan has a prepayment penalty of 5% for any prepayment made prior to the first anniversary of the date of the Loan Agreement, which penalty is reduced by 1% each year thereafter until the fifth anniversary of such date, after which there is no prepayment penalty. The balance under this Loan was $5,500,000 at June 30, 2013. Proceeds from the Loan are classified as restricted cash until drawn upon to acquire new processing equipment and leasehold improvements.

The Loan includes a one-time origination and guaranty fee totaling $214,500 and an annual renewal fee payable in the amount of 0.25% of the USDA guaranteed portion of the outstanding principal balance as of December 31 of each year, beginning December 31, 2012.  The USDA has guaranteed 80% of all amounts owing under the Loan. The Company is subject to financial covenants and customary affirmative and negative covenants. The Company was in compliance with these financial covenants at June 30, 2013.

The Company has three equipment loans with John Deere credit providing for $103,000 in equipment financing; these loans are payable in 48 equal monthly principal payments.  At June 30, 2013 and March 31, 2013 the total outstanding combined balance was approximately $60,000 and $66,000, respectively. The equipment loans have maturity dates of May 2015 as to $20,000, November 2015 as to $18,000 and June 2016 as to $22,000. The loans are at a 0% rate of interest and are net of unamortized discount of $1,500 and $2,000 at June 30, 2013 and March 31, 2013, respectively.

In September 2011, the Company executed a Term Loan Agreement with Nissan Motor Acceptance Corporation providing for $23,000 in equipment financing, secured by the equipment. The Term Loan has a maturity date of September 13, 2016 and is payable in 60 equal monthly principal payments. The interest rate under this Term Loan is 0%. Imputed interest at a rate of 2% (cash discount offered by seller) has been recorded and is being amortized as interest over the term of the loan. The balance outstanding under the Term Loan was $14,000 and $15,000 at June 30, 2013 and March 31, 2013, respectively, less the unamortized discount of $500 and $600 at June 30, 2013 and March 31, 2013, respectively.

Future principal payments under the term loan and capital lease agreements as of June 30, 2013 are as follows:

Payments Due	(in thousands)
Next 12 Months	$156
Year 2	205
Year 3	201
Year 4	198
Year 5	208
Thereafter	4,606
Total principal payments	$5,574

6.                                      LEASES

The Company leases facilities, equipment and land under operating leases expiring through 2035.  The land lease provides for contingent rentals in excess of minimum rental commitments based on a percentage of the Company’s sales. Management has accrued for the estimated contingent rent as of June 30, 2013.

Future minimum lease payments under all non-cancelable operating leases at June 30, 2013 are as follows:

Payments Due	(in thousands)
Next 12 Months	$470
Year 2	479
Year 3	374
Year 4	301
Year 5	299
Thereafter	5,235
Total minimum lease payments	$7,158

7.                                      COMMITMENTS AND CONTINGENCIES

On September 12, 2012, the Company entered into an agreement with Uhde Corporation of America (“Uhde”) for the purchase of supercritical carbon dioxide extraction equipment to be used in the processing of its natural astaxanthin (“Equipment”). Pursuant to the terms of the agreement, Uhde will build, ship and provide assistance in installing the Equipment, which is required to be delivered in approximately 14 months from the date of the agreement. The Company will pay Uhde an aggregate of $3,222,000 for the equipment and services, of which $968,000 remains unpaid as of June 30, 2013.  Progress payments through June 30, 2013 of $2,255,000 have been classified in construction in progress in the consolidated balance sheet.

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

Stock Options

As of June 30, 2013, the Company had the following two shareholder approved plans under which shares were available for equity based awards: The 2005 Stock Option Plan (the “2005 Plan”) wherein 2,075,000 shares of common stock are reserved for issuance until the Plan terminates on August 21, 2015, and; The Independent Director Stock Option and Stock Grant Plan (the “2004 Directors Plan”) wherein 200,000 shares of common stock are reserved for issuance until the plan terminates in 2014.

Under the 2005 Plan, eligible employees and certain independent consultants may be granted options to purchase shares of the Company’s common stock. The shares issuable under the 2005 Plan will either be shares of the Company’s authorized but previously unissued common stock or shares reacquired by the Company, including shares purchased on the open market.  As of June 30, 2013, there were 412,878 options available for grant under the 2005 Plan.

Under the 2004 Directors Plan, upon election to the Board of Directors at an annual stockholders meeting, a newly elected non-employee director will be granted a ten-year option to purchase 6,000 shares of the Company’s common stock. Options vest and become exercisable six months from the date of grant. In addition, on the date of each annual stockholders meeting, each non-employee director continuing in office is automatically issued 4,000 shares of the Company’s common stock, and an additional 1,000 shares to the director serving as Chairman of the Board, non-transferable for six months following the date of grant. As of June 30, 2013, there were 130,123 shares available for grant under the 2004 Directors Plan.

The following table presents shares authorized, available for future grant and outstanding under each of the Company’s plans:

	As of June 30, 2013
	Authorized	Available	Outstanding

2005 Plan	2,075,000	412,878	1,480,606
2004 Directors Plan	200,000	130,123	12,000
Total	2,275,000	543,001	1,492,606

All stock option grants made under the 2005 Plan and the 2004 Directors Plan were issued at exercise prices no less than the Company’s closing stock price on the date of grant. Options under the 2005 Plan and 2004 Directors Plan were determined by the Board of Directors or the Stock Option and Compensation Committee of the Board in accordance with the provisions of the respective plans.  The terms of each option grant include vesting, exercise, and other conditions are set forth in a Stock Option Agreement evidencing each grant. No option can have a life in excess of ten (10) years.  The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model. The model requires various assumptions, including a risk-free interest rate, the expected term of the options, the expected stock price volatility over the expected term of the options, and the expected dividend yield. Compensation expense for employee stock options is recognized ratably over the vesting term. Compensation expense recognized for options issued under the 2005 Plan was $178,000 and $122,000 for the three months ended June 30, 2013 and 2012, respectively. Compensation expense recognized for options issued under the 2004 Directors Plan was $0 and $3,000 during the three months ended June 30, 2013 and 2012, respectively.  All share-based compensation has been classified as general and administrative expense.

A summary of option activity under the Company’s stock plans for the three months ended June 30, 2013 is presented below:

Option Activity	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2013	1,495,856	$4.03	8.3 years	$1,174,810
Granted	—	—	—	—
Exercised	(1,850)	$2.37	—	5,693
Forfeited or expired	(1,400)	$3.63	—	1,221
Outstanding at June 30, 2013	1,492,606	$4.03	8.0 years	$3,626,504
Exercisable at June 30, 2013	377,040	$3.01	7.2 years	$1,280,379

The aggregate intrinsic value as of June 30, 2013 in the table above is before applicable income taxes and represents the excess amount over the exercise price optionees would have received if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price of $6.41 for such day.

A summary of the Company’s non-vested options for the three months ended June 30, 2013 is presented below:

Nonvested Options	Shares	Weighted Average Grant-Date Fair Value
Nonvested at March 31, 2013	1,157,566	$3.05
Granted	—	—
Vested	(40,600)	0.65
Forfeited or expired	(1,400)	2.52
Nonvested at June 30, 2013	1,115, 566	$3.14

The following table summarizes the weighted average characteristics of outstanding stock options as of June 30, 2013:

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Number of Shares	Remaining Life (Years)	Weighted Average Price	Number of Shares	Weighted Average Price
$ 1.60 - $3.70	447,340	7.2	$2.92	301,220	$2.72
$ 3.71 - $4.42	732,266	8.2	3.82	56,820	3.82
$ 4.43 - $5.40	77,500	8.7	5.19	19,000	5.26
$ 5.41 - $7.08	235,500	9.1	6.40	—	—
Total stock options	1,492,606	8.0	$4.03	377,040	$3.01

There were no stock options granted during the three months ended June 30, 2013 and June 30, 2012, respectively. The value assumptions related to options granted during the fiscal year ended March 31, 2013 were as follows:

2013
Exercise Price:	$5.26 – 7.08
Volatility:	78.26 – 80.39%
Risk Free Rate:	0.85 – 0.93%
Vesting Period:	5 - 7 yrs
Forfeiture Rate:	7.66 - 9.00%
Expected Life:	6.25 yrs
Dividend Rate:	0%

As of June 30, 2013, total unrecognized share-based compensation expense related to all unvested stock options was $2,406,000 which is expected to be expensed over a weighted average period of 4.0 years.

9.                                    INCOME TAXES

We utilize our estimated annual effective tax rate to determine our provision for income taxes for interim periods.  The income tax provision is computed by taking the estimated annual effective tax rate and multiplying it by the year to date pre-tax book income.  We recorded income tax expense of $106,000 and $10,000 for the three months ended June 30, 2013 and 2012, respectively.  Our effective tax rate was 77.6% and 2.0% for the quarters ended June 30, 2013 and June 30, 2012, respectively.  The effective tax rate for the three months ended June 30, 2013 differs from the statutory rate of 34% as a result of the state taxes (net of federal benefit) and permanent differences.

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

As of June 30, 2013, there was no liability for income tax associated with unrecognized tax benefits. The Company recognizes accrued interest related to unrecognized tax benefits as well as any related penalties in interest income or expense in its consolidated condensed statements of operations, which is consistent with the recognition of these items in prior reporting periods.

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

Reconciliations between the numerator and the denominator of the basic and diluted earnings per share computations for the three months ended June 30, 2013 and 2012 are as follows:

	Three Months Ended June 30, 2013
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands)
Basic income per share	$30	5,464	$0.01
Effect of dilutive securities—Common stock options	—	151	—
Diluted income per share	$30	5,615	$0.01

	Three Months Ended June 30, 2012
	Net Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands)
Basic income per share	$493	5,441	$0.09
Effect of dilutive securities — Common stock options	—	432	(0.01)
Diluted income per share	$493	5,873	$0.08

Diluted earnings per share does not include the impact of common stock options totaling 712,252 and 0 for the three months ended June 30, 2013 and 2012, respectively, as the effect of their inclusion would be anti-dilutive.

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

Results of Operations

Because our core operations are agricultural and dependent on favorable environmental factors, from time to time we experience cycles of low production in our harvests. Our spirulina production had been experiencing one of those cycles within the past twelve months. Specifically, in the last three quarters of fiscal 2013 we have harvested microalgae with smaller cell sizes than had been typical over the past several years. While the quality of our spirulina remains very high, with nutrient levels at or above our high standards, the physical size of the cells has impacted our harvest levels. We continue to take steps to improve our harvest efficiency and maintain a large size cell. Our harvest level has improved to targeted levels in this first quarter of fiscal 2014.

We have continued to make progress in developing our total consumer business. Our astaxanthin pond expansion project completed early this year and, the overall expertise we have developed in cultivating and harvesting our natural Hawaiian astaxanthin have helped us offset the downturn in our spirulina target harvest cycle.

The following tables present selected consolidated financial data for each of the periods indicated ($ in thousands):

	Three Months Ended
	June 30, 2013	June 30, 2012
Net sales	$6,909	$6,506
Net sales increase	6.2%
Gross profit	$2,852	$2,574
Gross profit as % of net sales	41.3%	39.6%
Operating expenses	$2,680	$2,059
Operating expenses as % of net sales	38.8%	31.6%
Operating income	$172	$515
Operating income as % of net sales	2.5%	7.9%
Income tax expense	$106	$10
Net income	$30	$493

Net sales by product
Bulk sales
Spirulina bulk	$808	$1,222
Spirulina bulk sales decrease	(33.9)%
Astaxanthin bulk	$2,287	$2,633
Astaxanthin bulk sales decrease	(13.1)%
Total Bulk sales	$3,095	$3,855
Total Bulk sales decrease	(19.7)%

Packaged sales
Spirulina packaged	$1,467	$1,138
Spirulina packaged sales increase	28.9%
Astaxanthin packaged	$2,347	$1,513
Astaxanthin packaged sales increase	55.1%
Total Packaged sales	$3,814	$2,651
Total Packaged sales increase	43.8%

Comparison of the Three Months Ended June 30, 2013 and 2012

Net Sales  The net sales growth of 6% for the quarter was driven by a 44% increase in our packaged products consistent with our focus and investment in the consumer packaged goods side of our business.  Within this growth, sales of spirulina increased 29% and sales of astaxanthin increased 55%.  Sales of our bulk products decreased 20%, consisting of a decrease in sales of bulk spirulina of 34% and a decrease in sales of bulk astaxanthin of 13%.  The decrease in spirulina sales compared to the same period a year ago was driven by higher levels of inventory at the end of fiscal 2012 that were sold in the first quarter of fiscal 2013. International sales represented 45% of net sales for the three months ended June 30, 2013 compared to 35% for the same period a year ago. There was one customer who accounted for more than 10% of our total net sales for the three months ended June 30, 2013.  There were no customers with sales equaling or exceeding 10% of our total net sales for the three months ended June 30, 2012.

Gross Profit  Our gross profit as a percent of net sales increased by 1.7 points in the first quarter. Gross profit was impacted by higher spirulina production which resulted in better overhead absorption compared to the same period last year.  As a result, there were no abnormal production costs this quarter compared to $200,000 in the first quarter of fiscal year and 2013.

Operating Expenses  Operating expenses increased by $621,000 for the first quarter compared to the same period in fiscal 2013.  Included in this is an increase in general and administrative expenses of $408,000, or 36%, due to increased salary from new headcount and headcount transferred from operations functions, increases in costs associated with stock options granted to key employees and increased legal costs.  Sales and marketing expenses increased $166,000, or 20%, due to an increase in brand development costs, advertising programs for our packaged products and the full year impact of management level staffing added last year.  .

Income Taxes  We recorded income tax expense of $106,000 in the current quarter compared to $10,000 for the same period in fiscal 2013.  Our effective tax rate was 77.6% for the current quarter and 2.0% for the same period last year.

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

Liquidity and Capital Resources

Cash Flows The following table summarizes our cash flows for the period indicated ($ in thousands):

	Three months ended June 30
	2013	2012
Total cash provided by (used in):
Operating activities	$(291)	$215
Investing activities	(967)	(566)
Financing activities	(2)	(58)

Decrease in cash and cash equivalents	$(1,260)	$(409)

Cash provided by operating activities decreased $506,000 compared to the same period last year due primarily to changes in working capital, driven largely by lower net income and an increase in inventory of $438,000 compared to $9,000 last year

Cash used in investing activities in the current quarter includes costs related to leasehold improvements and equipment acquisitions at our Kona facility.

Cash used in financing activities consists of principal payments on debt in the normal course of business.

Sources and Uses of Capital

At June 30, 2013, our working capital was $8,829,000, a decrease of $477,000 compared to March 31, 2013. The decrease is due primarily to investments in equipment and leasehold improvement that contributed to a $1,260,000 reduction of cash and cash equivalents compared to March 31, 2013.

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

Based upon our current operating plan, analysis of our consolidated financial position and projected future results of operations, we believe that our operating cash flows, cash balances, and working capital will be sufficient to finance current operating requirements, debt service requirements, and routine planned capital expenditures, for the next twelve (12) months. We expect liquidity in the remainder of fiscal 2014 to be generated from operating cash flows.

Outlook

This outlook section contains a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially.

Our strategic direction has been to position the Company as a world leader in the production and marketing of high-value natural products from microalgae. We are vertically aligned, producing raw materials in the form of microalgae processed at our 90-acre facility in Hawaii, and integrating those raw materials into finished products. In fiscal 2014, our primary focus has been to put a scalable foundation in place, improving our processes, systems, facilities and organization. We will continue putting increased emphasis on our Nutrex Hawaii consumer products to introduce them to a broader consumer market than in prior years. Our focus going forward will continue to be to leverage our experience and reputation for quality, building nutritional brands which promote health and well-being. The foundation of our nutritional products is naturally cultivated Hawaiian Spirulina Pacifica® in powder and tablet form; and BioAstin® Hawaiian Astaxanthin™ antioxidant in extract, softgel caplet and micro-encapsulated beadlet form.  Information about our Company and our products can be viewed at www.cyanotech.com and www.nutrex-hawaii.com. Consumer products can also be purchased online at www.nutrex-hawaii.com.

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

Our future results of operations and the other forward-looking statements contained in this Outlook, in particular the statements regarding revenues, gross margin and capital spending, involve a number of risks and uncertainties. We believe that our technology, systems, processes and favorable growing location generally permit year-round harvest of our microalgal products in a cost-effective manner. However, previously experienced imbalances in the highly complex biological production systems, together with volatile energy costs and rapidly changing world markets, suggest a need for continuing caution with respect to variables beyond our reasonable control. Therefore, we cannot, and do not attempt to, provide any definitive assurance with regard to our technology, systems, processes, location, or cost-effectiveness. Risk factors are discussed in detail in Item 1A in our Form 10-K report for the year ended March 31, 2013.

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

This Form 10-Q should be read in conjunction with Item 9A “Controls and Procedures” of the Company’s Form 10-K for the fiscal year ended March 31, 2013, filed June 24, 2013.

(b) Changes to Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5.   Other Information

None.

Item 6.   Exhibits

a)    The following exhibits are furnished with this report:

31.1                        Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of August 12, 2013.

31.2                        Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of August 12, 2013.

32                                  Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed as of August 12, 2013.

101                           The following financial statements from Cyanotech Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYANOTECH CORPORATION
(Registrant)

August 12, 2013	By:	/s/ Brent D. Bailey
(Date)		Brent D. Bailey
President and Chief Executive Officer and Director

August 12, 2013	By:	/s/ Jole Deal
(Date)		Jole Deal
Vice President — Finance & Administration and CFO
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of August 12, 2013.

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of August 12, 2013.

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed as of August 12, 2013.

101

The following financial statements from Cyanotech Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements