Form 10-Q
period 2013-09-30
CYANOTECH CORP
filed 2013-11-07
CIK 768408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended September 30, 2013

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Number of common shares outstanding as of November 6, 2013:

Title of Class	Shares Outstanding
Common stock - $0.02 par value	5,485,388

CYANOTECH CORPORATION

FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

CYANOTECH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except par value and number of shares)

(Unaudited)

	September 30, 2013	March 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$3,279	$4,364
Accounts receivable, net of allowance for doubtful accounts of $6 at September 30, 2013 and $6 at March 31, 2013	4,038	3,766
Inventories, net	4,480	3,688
Deferred tax assets	110	110
Prepaid expenses and other current assets	564	263
Total current assets	12,471	12,191

Equipment and leasehold improvements, net	10,930	8,835
Restricted cash	2,010	3,360
Deferred tax assets	3,094	3,429
Other assets	809	772
Total assets	$29,314	$28,587

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$199	$128
Customer deposits	67	33
Accounts payable	2,124	1,852
Accrued expenses	753	872
Total current liabilities	3,143	2,885

Long-term debt, excluding current maturities	5,354	5,454
Deferred rent	19	21
Total liabilities	8,516	8,360

Commitments and contingencies

Stockholders’ equity:
Common stock of $0.02 par value, shares authorized 50,000,000; 5,485,388 shares issued and outstanding at September 30, 2013 and 5,463,938 shares at March 31, 2013	110	109
Additional paid-in capital	29,511	29,077
Accumulated deficit	(8,823)	(8,959)
Total stockholders’ equity	20,798	20,227

Total liabilities and stockholders’ equity	$29, 314	$28,587

See accompanying Notes to Condensed Consolidated Financial Statements.

CYANOTECH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012

NET SALES	$7,299	$6,936	$14,208	$13,442
COST OF SALES	4,306	4,124	8,363	8,056
Gross profit	2,993	2,812	5,845	5,386

OPERATING EXPENSES:
General and administrative	1,261	1,285	2,816	2,433
Sales and marketing	1,180	880	2,184	1,718
Research and development	171	80	286	131
Loss on disposal of equipment and leasehold improvements	21	13	26	35
Total operating expenses	2,633	2,258	5,312	4,317

Income from operations	360	554	533	1,069

OTHER EXPENSE:
Loss on extinguishment of debt	—	(51)	—	(51)
Interest expense, net	(25)	(17)	(62)	(29)
Total other expense, net	(25)	(68)	(62)	(80)

Income before provision for income taxes	335	486	471	989

PROVISION FOR INCOME TAXES	(229)	(10)	(335)	(20)

NET INCOME	$106	$476	$136	$969

NET INCOME PER SHARE:
Basic	$0.02	$0.09	$0.02	$0.18
Diluted	$0.02	$0.08	$0.02	$0.17

SHARES USED IN CALCULATION OF NET INCOME PER SHARE:
Basic	5,475	5,450	5,470	5,445
Diluted	5,699	5,635	5,655	5,758

See accompanying Notes to Condensed Consolidated Financial Statements.

CYANOTECH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended September 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$136	$969
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on extinguishment of debt	—	51
Loss on disposal of equipment and leasehold improvements	26	35
Depreciation and amortization	488	399
Amortization of debt issue costs and other assets	22	74
Share based compensation expense	405	372
Reduction of allowance for doubtful accounts	—	(10)
Reduction of inventory reserve	(3)	—
Deferred income tax provision	335	—
Net (increase) decrease in assets:
Accounts receivable	(272)	(1,435)
Inventories	(789)	191
Prepaid expenses and other assets	(360)	(64)
Net increase (decrease) in liabilities:
Customer deposits	34	(6)
Accounts payable	272	450
Accrued expenses	(119)	(381)
Deferred rent	(2)	3
Net cash provided by operating activities	173	648

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease (increase) in restricted cash	1,350	(2,250)
Investment in equipment and leasehold improvements	(2,610)	(1,304)
Net cash used in investing activities	(1,260)	(3,554)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long term debt, net of costs	—	2,281
Principal payments on long-term debt	(29)	(596)
Payments for debt issuance costs	—	(259)
Proceeds from stock options exercised	31	22
Net cash provided by financing activities	2	1,448

Net decrease in cash and cash equivalents	(1,085)	(1,458)

Cash and cash equivalents at beginning of period	4,364	5,061

Cash and cash equivalents at end of period	$3,279	$3,603

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$151	$84
Income taxes	$113	$44

See accompanying Notes to Condensed Consolidated Financial Statements.

CYANOTECH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2013

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

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update No. 2013-11 on the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or tax credit carryforward, exists.  Under the guidance, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward.  To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets.  The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date.  The updated guidance is effective for fiscal years and interim periods within those years, beginning after December 15, 2013.  The adoption of this guidance is not expected to have a material effect on the Company’s Consolidated Financial Statements.

2.                                      INVENTORIES

Inventories are stated at the lower of cost or market.  Cost is determined by the first-in, first-out method.  Inventories consist of the following:

	September 30, 2013	March 31, 2013
	(in thousands)
Raw materials	$784	$932
Work in process	330	330
Finished goods(1)	3,085	2,164
Supplies	281	262
	$4,480	$3,688

(1)         Net of reserve for obsolescence of $6,000 and $9,000 at September 30, 2013 and March 31, 2013, respectively.

The Company recognizes abnormal production costs, including fixed cost variances from normal production capacity, as an expense in the period incurred. There were no abnormal production costs charged to cost of sales for the three and six months ended September 30, 2013.  Approximately $481,000 and $714,000 of abnormal production costs were charged to cost of sales for the three and six months ended September 30, 2012.

3.                                      EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives for equipment and furniture and fixtures, or the shorter of the land lease term or estimated useful lives for leasehold improvements as follows:

Equipment	3 to 10 years
Furniture and fixtures	3 to 7 years
Leasehold improvements	10 to 25 years

Equipment and leasehold improvements consist of the following:

	September 30, 2013	March 31, 2013
	(in thousands)
Equipment	$7,782	$7,455
Leasehold improvements	8,751	8,313
Furniture and fixtures	217	208
	16,750	15,976
Less accumulated depreciation and amortization	(10,853)	(10,496)
Construction-in-progress	5,033	3,355
Equipment and leasehold improvements, net	$10,930	$8,835

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amount to forecasted undiscounted future cash flows expected to be generated by the asset. If the carrying amount exceeds its estimated future cash flows, then an impairment charge is recognized to the extent that the carrying amount exceeds the asset’s fair value. Management has determined no asset impairment existed as of September 30, 2013. The Company recognized a loss on disposal of assets in the amount of $21,000 and $26,000 for the three and six months ended September 30, 2013, respectively.  The Company recognized a loss on disposal of assets in the amount of $13,000 and $35,000 for the three and six months ended September 30, 2012, respectively.

The Company has capitalized $55,000 and $98,000 of interest for the three and six months ended September 30, 2013, respectively.  No interest was capitalized for the three and six month period ended September 30, 2012.

4.                                      ACCRUED EXPENSES

Accrued expenses consist of the following:

	September 30, 2013	March 31, 2013
	(in thousands)
Wages, commissions	$598	$623
Customer rebates	67	109
Rent	50	21
Other expenses	38	119
	$753	$872

5.                                      LONG-TERM DEBT

Long-term debt consists of the following:

	September 30, 2013	March 31, 2013
	(in thousands)
Term loans	$5,553	$5,582
Less current maturities	(199)	(128)
Long-term debt, excluding current maturities	$5,354	$5,454

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

The provisions of the Loan require the payment of interest only for the first 12 months of the term; thereafter, and until its maturity on August 14, 2032, the obligation fully amortizes over nineteen (19) years. Interest on the Loan accrues on the outstanding principal balance at an annual variable rate equal to the published Wall Street Journal prime rate (3.25% at September 30, 2013) plus 1.0% and is adjustable on the first day of each calendar quarter and fixed for that quarter. At no time shall the annual interest rate be less than 5.50%. The Loan has a prepayment penalty of 5% for any prepayment made prior to the first anniversary of the date of the Loan Agreement, which penalty is reduced by 1% each year thereafter until the fifth anniversary of such date, after which there is no prepayment penalty. The balance under this Loan was $5,486,000 at September 30, 2013. Proceeds from the Loan are classified as restricted cash until drawn upon to acquire new processing equipment and leasehold improvements.

The Loan includes a one-time origination and guaranty fees totaling $214,500 and an annual renewal fee payable in the amount of 0.25% of the USDA guaranteed portion of the outstanding principal balance as of December 31 of each year, beginning December 31, 2012.  The USDA has guaranteed 80% of all amounts owing under the Loan. The Company is subject to financial covenants and customary affirmative and negative covenants. The Company was in compliance with these financial covenants at September 30, 2013.

The Company has three equipment loans with John Deere credit providing for $103,000 in equipment financing; these loans are payable in 48 equal monthly principal payments.  At September 30, 2013 and March 31, 2013 the total outstanding combined balance was approximately $55,000 and $66,000, respectively. The equipment loans have maturity dates of May 2015 as to $18,000, November 2015 as to $16,000 and June 2016 as to $21,000. The loans are at a 0% rate of interest and are net of unamortized discount of $1,000 and $2,000 at September 30, 2013 and March 31, 2013, respectively

In September 2011, the Company executed a Term Loan Agreement with Nissan Motor Acceptance Corporation providing for $23,000 in equipment financing, secured by the equipment. The Term Loan has a maturity date of September 13, 2016 and is payable in 60 equal monthly principal payments. The interest rate under this Term Loan is 0%. Imputed interest at a rate of 2% (cash discount offered by seller) has been recorded and is being amortized as interest over the term of the loan. The balance outstanding under the Term Loan was $13,000 and $15,000 at September 30, 2013 and March 31, 2013, respectively, less the unamortized discount of $400 and $600 at September 30, 2013 and March 31, 2013, respectively.

Future principal payments under the term loan agreements as of September 30, 2013 are as follows:

Payments Due	(in thousands)
Next 12 Months	$199
Year 2	206
Year 3	201
Year 4	200
Year 5	211
Thereafter	4,536
Total principal payments	$5,553

6.                                      LEASES

The Company leases facilities, equipment and land under operating leases expiring through 2035.  The land lease provides for contingent rentals in excess of minimum rental commitments based on a percentage of the Company’s sales. Management has accrued for the estimated contingent rent as of September 30, 2013.

Future minimum lease payments under all non-cancelable operating leases at September 30, 2013 are as follows:

Payments Due	(in thousands)
Next 12 Months	$481
Year 2	465
Year 3	362
Year 4	308
Year 5	299
Thereafter	5,161
Total minimum lease payments	$7,076

7.                                      COMMITMENTS AND CONTINGENCIES

On September 12, 2012, the Company entered into an agreement with Uhde Corporation of America (“Uhde”) for the purchase of supercritical carbon dioxide extraction equipment to be used in the processing of its natural astaxanthin (“Equipment”). Pursuant to the terms of the agreement, Uhde will build, ship and provide assistance in installing the Equipment, which is required to be delivered in approximately 14 months from the date of the agreement. The Company will pay Uhde an aggregate of $3,222,000 for the equipment and services, of which $645,000 remains unpaid as of September 30, 2013.  Progress payments through September 30, 2013 of $2,577,000 have been classified as construction in progress on the consolidated balance sheet.

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

Stock Options

As of September 30, 2013, the Company had the following two shareholder approved plans under which shares were available for equity based awards: The 2005 Stock Option Plan (the “2005 Plan”) wherein 2,075,000 shares of common stock are reserved for issuance until the Plan terminates on August 21, 2015, and; The Independent Director Stock Option and Stock Grant Plan (the “2004 Directors Plan”) wherein 200,000 shares of common stock are reserved for issuance until the plan terminates in 2014.

Under the 2005 Plan, eligible employees and certain independent consultants may be granted options to purchase shares of the Company’s common stock. The shares issuable under the 2005 Plan will either be shares of the Company’s authorized but previously unissued common stock or shares reacquired by the Company, including shares purchased on the open market.  As of September 30, 2013, there were 419,328 options available for grant under the 2005 Plan.

Under the 2004 Directors Plan, upon election to the Board of Directors at an annual stockholders meeting, a newly elected non-employee director will be granted a ten-year option to purchase 6,000 shares of the Company’s common stock. Options vest and become exercisable six months from the date of grant. In addition, on the date of each annual stockholders meeting, each non-employee director continuing in office is automatically issued 4,000 shares of the Company’s common stock, and an additional 1,000 shares to the director serving as Chairman of the Board, non-transferable for six months following the date of grant. As of September 30, 2013, there were 115,123 shares available for grant under the 2004 Directors Plan.

The following table presents shares authorized, available for future grant and outstanding under each of the Company’s plans:

	As of September 30, 2013
	Authorized	Available	Outstanding

2005 Plan	2,075,000	419,328	1,463,556
2004 Directors Plan	200,000	115,123	18,000
Total	2,275,000	534,451	1,481,556

All stock option grants made under the 2005 Plan and the 2004 Directors Plan were at exercise prices no less than the Company’s closing stock price on the date of grant. Options under the 2005 Plan and 2004 Directors Plan were determined by the Board of Directors or the Stock Option and Compensation Committee of the Board in accordance with the provisions of the respective plans.  The terms of each option grant include vesting, exercise and other conditions are set forth in a Stock Option Agreement evidencing each grant. No option can have a life in excess of ten (10) years.  The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model. The model requires various assumptions, including a risk-free interest rate, the expected term of the options, the expected stock price volatility over the expected term of the options and the expected dividend yield. Compensation expense for employee stock options is recognized ratably over the vesting term which ranges from 4 to 7 years. Compensation expense recognized for options issued under the 2005 Plan was $176,000 and $354,000 for the three and six months ended September 30, 2013, respectively. Compensation expense recognized for options issued under the 2005 Plan was $173,000 and $295,000 for the three and six months ended September 30, 2012, respectively. Compensation expense recognized for options issued under the 2004 Directors Plan was $51,000 for the three and six months ended September 30, 2013. Compensation expense recognized for options issued under the 2004 Directors Plan was $77,000 for the three and six months ended September 30, 2012, respectively. All share-based compensation has been classified as General and Administrative expense.

A summary of option activity under the Company’s stock plans for the six months ended September 30, 2013 is presented below:

Option Activity	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2013	1,495,856	$4.03	8.3 years	$1,139,324
Granted	6,000	5.56	—	—
Exercised	(12,450)	$2.40	—	42,390
Forfeited or expired	(7,850)	$4.48	—	12,765
Outstanding at September 30, 2013	1,481,556	$4.04	7.8 years	$2,800,437
Exercisable at September 30, 2013	496,090	$3.42	7.2 years	$1,217,213

The aggregate intrinsic value of September 30, 2013 in the table above is before applicable income taxes and represents the excess amount over the exercise price optionees would have received if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price of $5.84 for such day.

A summary of the Company’s non-vested options for the six months ended September 30, 2013 is presented below:

Nonvested Options	Shares	Weighted Average Grant-Date Fair Value
Nonvested at March 31, 2013	1,157,566	$3.05
Granted	6,000.84
Vested	(170,250)	2.54
Forfeited or expired	(7,850)	3.10
Nonvested at September 30, 2013	985,466	$3.12

The following table summarizes the weighted average characteristics of outstanding stock options as of September 30, 2013:

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Number of Shares	Remaining Life (Years)	Weighted Average Price	Number of Shares	Weighted Average Price
$ 1.60 - $3.70	434,460	7.0	$2.93	324,220	$2.82
$ 3.71 - $4.42	731,096	7.9	3.82	111,620	3.82
$ 4.43 - $5.40	77,500	7.9	5.19	19,000	5.26
$ 5.41 - $7.08	238,500	8.8	6.38	41,250	6.25
Total stock options	1,481,556	7.8	$4.04	496,090	$3.42

There were 6,000 stock options granted during the three and six months ended September 30, 2013. There were 226,000 stock options granted during the three and six months ended September 30, 2012. The value assumptions related to options granted during the six months ended September 30, 2013 were as follows:

2013
Exercise Price:	$5.56
Volatility:	38.00%
Risk Free Rate:	0.14%
Vesting Period:	6 months
Forfeiture Rate:	0%
Expected Life	1.00 year
Dividend Rate	0%

As of September 30, 2013, total unrecognized share-based compensation expense related to all unvested stock options was $2,264,000, which is expected to be recognized over a weighted average period of 3.9 years.

9.                                      INCOME TAXES

We utilize our estimated annual effective tax rate to determine our provision for income taxes for interim periods.  The income tax provision is computed by taking the estimated annual effective tax rate and multiplying it by the year to date pre-tax book income.  We recorded income tax expense of $229,000 and $10,000 for the three months ended September 30, 2013 and 2012, respectively.  Our effective tax rate was 68.4% and 2.0% for the quarters ended September 30, 2013 and  2012, respectively. We recorded income tax expense of $335,000 and $20,000 for the six months ended September 30, 2013 and 2012, respectively.  Our effective tax rate was 71% and 2.0% for the six months ended September 30, 2013 and 2012, respectively.

The effective tax rate for the three months ended September 30, 2013 differs from the statutory rate of 34% as a result of the state taxes (net of federal benefit) and permanent differences.

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

As of September 30, 2013, there was no liability for income tax associated with unrecognized tax benefits. The Company recognizes accrued interest related to unrecognized tax benefits as well as any related penalties in interest income or expense in its consolidated condensed statements of operations, which is consistent with the recognition of these items in prior reporting periods.

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

Reconciliations between the numerator and the denominator of the basic and diluted earnings per share computations for the three months ended September 30, 2013 and 2012 are as follows:

	Three Months Ended September 30, 2013
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands)
Basic income per share	$106	5,475	$0.02
Effect of dilutive securities—Common stock options	—	224	—
Diluted income per share	$106	5,699	$0.02

	Three Months Ended September 30, 2012
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands)

Basic income per share	$476	5,450	$0.09
Effect of dilutive securities — Common stock options	—	185	(0.01)
Diluted income per share	$476	5,635	$0.08

Reconciliations between the numerator and the denominator of the basic and diluted earnings per share computations for the six months ended September 30, 2013 and 2012 are as follows:

	Six Months Ended September 30, 2013
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands)
Basic income per share	$136	5,470	$0.02
Effect of dilutive securities—Common stock options	—	185	—
Diluted income per share	$136	5,655	$0.02

	Six Months Ended September 30, 2012
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands)
Basic income per share	$969	5,445	$0.18
Effect of dilutive securities — Common stock options	—	313	(0.01)
Diluted income per share	$969	5,758	$0.17

Diluted earnings per share does not include the impact of common stock options totaling 672,568 and 650,916 for the three months ended September 30, 2013 and 2012, respectively, and 565,416 and 258,000 for the six months ended September 30, 2013 and 2012, respectively, as the effect of their inclusion would be anti-dilutive.

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

Results of Operations

The following tables present selected consolidated financial data for each of the periods indicated ($ in thousands):

	Three Months Ended		Six Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Net sales	$7,299	$6,936	$14,208	$13,442
Net sales increase	5.2%		5.7%
Gross profit	$2,993	$2,812	$5,845	$5,386
Gross profit as % of net sales	41.0%	40.5%	41.1%	40.1%
Operating expenses	$2,633	$2,258	$5,312	$4,317
Operating expenses as % of net sales	36.1%	32.6%	37.3%	32.1%
Operating income	$360	$554	$533	$1,069
Operating income as % of net sales	4.9%	8.0%	3.8%	8.0%
Income tax expense	$229	$10	$335	$20
Net income	$106	$476	$136	$969

Net sales by product
Bulk sales
Spirulina bulk	$1,056	$668	$1,864	$1,890
Spirulina bulk sales increase (decrease)	58.1%		(1.4)%
Astaxanthin bulk	$1,852	$3,284	$4,139	$5,917
Astaxanthin bulk sales decrease	(43.6)%		(30.0)%
Total Bulk sales	$2,908	$3,952	$6,003	$7,807
Total Bulk sales (decrease)	(26.4)%		(23.1)%

Packaged sales
Spirulina packaged	$1,452	$1,266	$2,919	$2,404
Spirulina packaged sales increase	14.7%		21.4%
Astaxanthin packaged	$2,939	$1,718	$5,286	$3,231
Astaxanthin packaged sales increase	71.1%		63.6%
Total Packaged sales	$4,391	$2,984	$8,205	$5,635
Total Packaged sales increase	47.2%		45.6%

Comparison of the Three Months Ended September 30, 2013 and 2012

Net Sales  The net sales growth of 5% for the quarter was driven by a 47% increase in our packaged products consistent with our focus and investment in the consumer packaged goods side of our business.  Within this growth, sales of packaged spirulina increased 15% and sales of packaged astaxanthin increased 71%.  Sales of our bulk products decreased 26%, comprised of a 58% increase in sales of bulk spirulina offset by a 44% decrease in sales of bulk astaxanthin.  The decrease in bulk astaxanthin sales is a result of the lower production coupled with higher demand for our packaged products.  International sales represented 37% of net sales for the three months ended September 30, 2013 compared to 34% for the same period a year ago. There were no customers with sales equaling or exceeding 10% of our total sales for the three months ended September 30, 2013 and 2012.

Gross Profit  Our gross profit percent of net sales increased by 0.5 points in the current quarter. Gross profit improved slightly compared to the prior year due to improved spirulina production.  During the same quarter last year, we experienced abnormal production costs of $481,000 whereas in the current quarter there were none.  Offsetting this improvement is an increase in the cost of our astaxanthin product driven by lower production that is the result of environmental factors that have affected the quantity, but not the quality, of our output during the second quarter. We continue to adjust the culture parameters to increase production rates; however, lower production rates could persist until the fourth quarter of fiscal 2014.

Operating Expenses  Operating expenses increased by $375,000 for the second quarter compared to the same period in last year.  Included in this is an increase in Sales and Marketing expenses of $300,000, or 34%, due to an increase in brand development costs, advertising programs for our packaged products and added management level staffing.  Research and Development expenses increased $91,000, or 114%, due to increases in costs associated with clinical trials and scientific research.

Income Taxes  We recorded income tax expense of $229,000 in the current quarter compared to $10,000 for the same period last year.  Our effective tax rate was 68.4% for the current quarter and 2.0% for the same period last year.  The effective tax rate in the current year differs from the statutory rate of 34% as a result of state taxes (net of federal benefit) and permanent differences, primarily employee stock option expenses that are not deductible for tax purposes.

Comparison of the Six Months Ended September 30, 2013 and 2012

Net Sales  The net sales growth of 6% for the first six months of this year was driven by a 46% increase in our packaged products consistent with our focus and investment in the consumer packaged goods side of our business.  Within this growth, sales of packaged spirulina increased 21% and sales of packaged astaxanthin increased 64%.  Sales of our bulk products decreased 23%, comprised of a 1% decrease in sales of bulk spirulina and a 23% decrease in sales of bulk astaxanthin.  The decrease in bulk astaxanthin sales is a result of the lower production coupled with higher demand for our packaged products.  International sales represented 41% of net sales for the six months ended September 30, 2013 compared to 35% for the same period a year ago. There were no customers with sales equaling or exceeding 10% of our total sales for the six months ended September 30, 2013and 2012.

Gross Profit  Our gross profit percent of net sales increased by 1.0 point in the first six months of this year.  Gross profit improved slightly compared to the prior year due to improved spirulina production.  During the same period last year, we experienced abnormal production costs of $714,000 whereas in same period this year there were none.  Offsetting this improvement is an increase in the cost of our astaxanthin product driven by lower production that is the result of environmental factors that have affected the quantity, but not the quality, of our output during the second quarter. We continue to adjust the culture parameters to increase production rates; however, lower production rates could persist until the fourth quarter of fiscal 2014.

Operating Expenses  Operating expenses increased by $995,000 for the six months ended September 30, 2013, compared to the same period last year.  Included in this is an increase in Sales and Marketing expenses of $466,000, or 27%, due to an increase in brand development costs, advertising programs for our packaged products and added management level staffing.  General and administrative expenses increased $383,000, or 16%, due to increases in headcount and legal costs.  The increase in legal costs was primarily the result of the Company filing on June 28 and 29, 2013, two Petitions (“Petitions”) for Inter Partes Review by the Patent Trial and Appeal Board (“PTAB”) of the validity of a patent which claims to apply to certain uses of astaxanthin.  Those Petitions and other background information are discussed in our Form 8-K, Item 8.01 Other Events, filed August 26, 2013, which Item 8.01 is incorporated herein by reference; a copy thereof is attached hereto as Exhibit 99.1.  Research and Development expenses increased $155,000, or 118%, due to increases in costs associated with clinical trials and scientific research.

Income Taxes  We recorded income tax expense of $335,000 for the first six months of this year compared to $20,000 for the same period last year.  Our effective tax rate was 71.0% for the first six months compared to 2.0% for the same period last year.  The effective tax rate in the current year differs from the statutory rate of 34% as a result of state taxes (net of federal benefit) and permanent differences, primarily employee stock option expenses that are not deductible for tax purposes.

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

Liquidity and Capital Resources

Cash Flows The following table summarizes our cash flows for the periods indicated ($ in thousands):

	Six months ended September 30
	2013	2012
Total cash (used in) provided by:
Operating activities	$173	$648
Investing activities	(1,260)	(3,554)
Financing activities	2	1,448

Decrease in cash and cash equivalents	$(1,085)	$(1,458)

Cash provided by operating activities decreased $475,000 compared to the same period last year due primarily to lower net income and an increase in inventory of $789,000 compared to a decrease of $191,000 last year. This increase is a function of increased levels of inventory in packaged products to support the higher sales in this area.

Cash used in investing activities in the current period includes the use of $1,350,000 in restricted cash received last year from loan proceeds that can only be used to acquire certain new processing equipment and leasehold improvements.  In addition, we expended $2,610,000 on leasehold improvements and equipment acquisitions at our Kona facility compared to $1,304,000 during the same period last year.

Cash provided by financing activities in the period consists of proceeds from long-term debt offset by payoff of existing long-term debt and debt issuance cost for the new loan.  The prior year result is primarily due to proceeds of $2,281,000 received under our Term Loan Agreement dated August 14, 2012.

Sources and Uses of Capital

At September 30, 2013, our working capital was $9.3 million and is unchanged compared to March 31, 2013. Cash and cash equivalents at September 30, 2013 totaled $3,279,000, a decrease of $1,085,000 compared to March 31, 2013.

On September 7, 2012, the Company completed a Term Loan Agreement with a lender providing for $5,500,000 in aggregate credit facilities pursuant to a Term Loan Agreement dated August 14, 2012.  The Term Loan Agreement is evidenced by promissory notes in the amounts of $2,250,000 and $3,250,000, and was secured under the provisions of a United States Department of Agriculture (“USDA”) Rural Development Guarantee program.  The proceeds of the Term Loan can only be used for specific new processing equipment and leasehold improvements at its Kona, Hawaii facility.  Until their disbursement for approved projects, the funds advanced are classified as restricted cash.  As of September 30, 2013 we have $2,010,000 in restricted cash set aside for capital projects currently in progress.

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

We are focused on sustainability of production levels in order to promote growth in our astaxanthin and spirulina product lines. We will continue to improve and expand this line to meet the demand of consumers. We will continue to promote the nutritional superiority of Hawaiian grown spirulinaand astaxanthin to maintain and expand market share. Significant sales variability between periods and even across several periods can be expected based on historical results.

Rising crude oil prices in prior years resulted in increased nutrient, utility and transportation costs which reflect and respond to oil prices. We feel that these conditions are likely to continue and/or reoccur from time to time in the future, and consequently, we are putting greater focus on prudent cost controls and expense avoidance.

Gross profit margin percentages going forward will be impacted by production volumes and continued pressure on input costs and greater competition in the market place. This could cause margins to decline in future periods. We will continue to focus on higher margin consumer products that promote health and well-being, We are dedicated to continuous improvements in process and production methods to stabilize and increase production levels for the future.

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

(b) Changes to Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5.         Other Information

None.

Item 6. Exhibits

a)             The following exhibits are furnished with this report:

31.1                        Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of November 7, 2013.

31.2                        Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of November 7, 2013.

32                                  Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed as of November 7, 2013.

99.1                        Item 8.01 Other Events, as included in the Company’s Form 8-K filed August 26, 2013.

101                           The following financial statements from Cyanotech Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYANOTECH CORPORATION
(Registrant)

November 7, 2013	By:	/s/ Brent D. Bailey
(Date)		Brent D. Bailey
President and Chief Executive Officer and Director

November 7, 2013	By:	/s/ Jole Deal
(Date)		Jole Deal
Vice President — Finance & Administration and CFO
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of November 7, 2013.

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of November 7, 2013.

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed as of November 7, 2013.

99.1	Item 8.01 Other Events, as included in the Company’s Form 8-K filed August 26, 2013.

101

The following financial statements from Cyanotech Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements