Form 10-Q
period 2013-12-31
CYANOTECH CORP
filed 2014-02-06
CIK 768408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended December 31, 2013

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Number of common shares outstanding as of February 6, 2014:

Title of Class	Shares Outstanding
Common stock - $0.02 par value	5,486,438

CYANOTECH CORPORATION

FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

CYANOTECH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except par value and number of shares)

(Unaudited)

	December 31, 2013	March 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$2,510	$4,364
Accounts receivable, net of allowance for doubtful accounts of $6 at December 31, 2013 and $6 at March 31, 2013	4,502	3,766
Inventories, net	5,230	3,688
Deferred tax assets	110	110
Prepaid expenses and other current assets	426	263
Total current assets	12,778	12,191

Equipment and leasehold improvements, net	11,366	8,835
Restricted cash	1,851	3,360
Deferred tax assets	3,034	3,429
Other assets	843	772
Total assets	$29,872	$28,587

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$202	$128
Customer deposits	60	33
Accounts payable	2,437	1,852
Accrued expenses	831	872
Total current liabilities	3,530	2,885

Long-term debt, excluding current maturities	5,303	5,454
Deferred rent	18	21
Total liabilities	8,851	8,360

Commitments and contingencies

Stockholders’ equity:
Common stock of $0.02 par value, shares authorized 50,000,000; 5,486,438 shares issued and outstanding at December 31, 2013 and 5,463,938 shares at March 31, 2013	110	109
Additional paid-in capital	29,698	29,077
Accumulated deficit	(8,787)	(8,959)
Total stockholders’ equity	21, 021	20,227

Total liabilities and stockholders’ equity	$29,872	$28,587

See accompanying Notes to Condensed Consolidated Financial Statements.

CYANOTECH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012

NET SALES	$7,438	$7,242	$21,646	$20,684
COST OF SALES	4,293	4,377	12,656	12,433
Gross profit	3,145	2,865	8,990	8,251

OPERATING EXPENSES:
General and administrative	1,685	1,175	4,502	3,608
Sales and marketing	1,011	1,004	3,195	2,722
Research and development	108	52	394	183
Loss on disposal of equipment and leasehold improvements	19	1	45	36
Total operating expenses	2,823	2,232	8,136	6,549

Income from operations	322	633	854	1,702

OTHER EXPENSE:
Loss on extinguishment of debt	—	—	—	(51)
Interest expense, net	(29)	(14)	(90)	(43)
Total other expense, net	(29)	(14)	(90)	(94)

Income before provision for income taxes	293	619	764	1,608

PROVISION FOR INCOME TAXES	(257)	(12)	(592)	(32)

NET INCOME	$36	$607	$172	$1,576

NET INCOME PER SHARE:
Basic	$0.01	$0.11	$0.03	$0.29
Diluted	$0.01	$0.11	$0.03	$0.28

SHARES USED IN CALCULATION OF NET INCOME PER SHARE:
Basic	5,486	5,464	5,475	5,451
Diluted	5,659	5,617	5,656	5,692

See accompanying Notes to Condensed Consolidated Financial Statements.

CYANOTECH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended December 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$172	$1,576
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on extinguishment of debt	—	51
Loss on disposal of equipment and leasehold improvements	46	35
Depreciation and amortization	784	619
Amortization of debt issue costs and other assets	32	84
Share based compensation expense	589	563
Reduction of allowance for doubtful accounts	—	(10)
Reduction of inventory reserve	(3)	—
Deferred income tax provision	395	—
Net (increase) decrease in assets:
Accounts receivable	(736)	(1,859)
Inventories	(1,539)	60
Prepaid expenses and other assets	(266)	(95)
Net increase (decrease) in liabilities:
Customer deposits	27	(7)
Accounts payable	585	230
Accrued expenses	(41)	(559)
Deferred rent	(3)	4
Net cash provided by operating activities	42	692

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease (increase) in restricted cash	1,509	(281)
Investment in equipment and leasehold improvements	(3,362)	(3,292)
Net cash used in investing activities	(1,853)	(3,573)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long term debt, net of costs	—	2,281
Principal payments on long-term debt	(78)	(616)
Payments for debt issuance costs	—	(259)
Proceeds from stock options exercised	35	23
Net cash (used in) provided by financing activities	(43)	1,429

Net decrease in cash and cash equivalents	(1,854)	(1,452)

Cash and cash equivalents at beginning of period	4,364	5,061

Cash and cash equivalents at end of period	$2,510	$3,609

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$229	$98
Income taxes	$118	$57

See accompanying Notes to Condensed Consolidated Financial Statements.

CYANOTECH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2013

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

2.                                      INVENTORIES

Inventories are stated at the lower of cost or market.  Cost is determined by the first-in, first-out method.  Inventories consist of the following:

	December 31, 2013	March 31, 2013
	(in thousands)
Raw materials	$915	$932
Work in process	303	330
Finished goods(1)	3,812	2,164
Supplies	200	262
	$5,230	$3,688

(1)         Net of reserve for obsolescence of $6,000 and $9,000 at December 31, 2013 and March 31, 2013, respectively.

The Company recognizes abnormal production costs, including fixed cost variances from normal production capacity, as an expense in the period incurred. Non inventoriable fixed costs of $44,000 were charged to cost of sales during the three months ended December 31, 2013. There were no abnormal production costs charged to cost of sales for the three and nine months ended December 31, 2013.  Approximately $161,000 and $875,000 of abnormal production costs were charged to cost of sales for the three and nine months ended December 31, 2012.

3.                                      EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives for equipment and furniture and fixtures, or the shorter of the land lease term or estimated useful lives for leasehold improvements as follows:

Equipment	3 to 10 years
Furniture and fixtures	3 to 7 years
Leasehold improvements	10 to 25 years

Equipment and leasehold improvements consist of the following:

	December 31, 2013	March 31, 2013
	(in thousands)
Equipment	$8,757	$7,455
Leasehold improvements	9,525	8,313
Furniture and fixtures	288	208
	18,570	15,976
Less accumulated depreciation and amortization	(11,122)	(10,496)
Construction-in-progress	3,918	3,355
Equipment and leasehold improvements, net	$11,366	$8,835

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amount to forecasted undiscounted future cash flows expected to be generated by the asset. If the carrying amount exceeds its estimated future cash flows, then an impairment charge is recognized to the extent that the carrying amount exceeds the asset’s fair value. Management has determined no asset impairment existed as of December 31, 2013. The Company recognized a loss on disposal of assets in the amount of $19,000 and $45,000 for the three and nine months ended December 31, 2013, respectively.  The Company recognized a loss on disposal of assets in the amount of $1,000 and $36,000 for the three and nine months ended December 31, 2012, respectively.

The Company has capitalized $50,000 and $148,000 of interest for the three and nine months ended December 31, 2013, respectively.  No interest was capitalized for the three and nine month period ended December 31, 2012.

4.                                      ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31, 2013	March 31, 2013
	(in thousands)
Wages, commissions	$501	$623
Customer rebates	93	109
Rent	72	21
Other expenses	165	119
	$831	$872

5.                                      LONG-TERM DEBT

Long-term debt consists of the following:

	December 31, 2013	March 31, 2013
	(in thousands)
Term loans	$5,505	$5,582
Less current maturities	(202)	(128)
Long-term debt, excluding current maturities	$5,303	$5,454

Term Loan Agreements

The Company executed a loan agreement with a lender providing for $5,500,000 in aggregate credit facilities (the “Loan”), secured by substantially all the Company’s assets, pursuant to a Term Loan Agreement dated August 14, 2012 (the “Loan Agreement”). The Loan Agreement is evidenced by promissory notes in the amounts of $2,250,000 and $3,250,000, the repayment of which is partially guaranteed under the provisions of a United States Department of Agriculture (“USDA”) Rural Development Guarantee program (the “Guarantees”). The proceeds of the Loan are used to acquire new processing equipment and leasehold improvements at its Kona, Hawaii facility.

The provisions of the Loan require the payment of interest only for the first 12 months of the term; thereafter, and until its maturity on August 14, 2032, the obligation fully amortizes over nineteen (19) years. Interest on the Loan accrues on the outstanding principal balance at an annual variable rate equal to the published Wall Street Journal prime rate (3.25% at December 31, 2013) plus 1.0% and is adjustable on the first day of each calendar quarter and fixed for that quarter. At no time shall the annual interest rate be less than 5.50%. The Loan has a prepayment penalty of 5% for any prepayment made prior to the first anniversary of the date of the Loan Agreement, which penalty is reduced by 1% each year thereafter until the fifth anniversary of such date, after which there is no prepayment penalty. The balance under this Loan was $5,445,000 at December 31, 2013. Proceeds from the Loan are classified as restricted cash until drawn upon to acquire new processing equipment and leasehold improvements.

The Loan includes a one-time origination and guaranty fees totaling $214,500 and an annual renewal fee payable in the amount of 0.25% of the USDA guaranteed portion of the outstanding principal balance as of December 31 of each year, beginning December 31, 2012.  The USDA has guaranteed 80% of all amounts owing under the Loan. The Company is subject to financial covenants and customary affirmative and negative covenants. The Company was in compliance with these financial covenants at December 31, 2013.

The Company has three equipment loans with John Deere credit providing for $103,000 in equipment financing; these loans are payable in 48 equal monthly principal payments.  At December 31, 2013 and March 31, 2013 the total outstanding combined balance was approximately $48,000 and $66,000, respectively. The equipment loans have maturity dates of May 2015 as to $15,000, November 2015 as to $14,000 and June 2016 as to $19,000. The loans are at a 0% rate of interest and are net of unamortized discount of $1,000 and $2,000 at December 31, 2013 and March 31, 2013, respectively

In September 2011, the Company executed a Term Loan Agreement with Nissan Motor Acceptance Corporation providing for $23,000 in equipment financing, secured by the equipment. The Term Loan has a maturity date of September 13, 2016 and is payable in 60 equal monthly principal payments. The interest rate under this Term Loan is 0%. Imputed interest at a rate of 2% (cash discount offered by seller) has been recorded and is being amortized as interest over the term of the loan. The balance outstanding under the Term Loan was $12,000 and $15,000 at December 31, 2013 and March 31, 2013, respectively, less the unamortized discount of $300 and $600 at December 31, 2013 and March 31, 2013, respectively.

Future principal payments under the term loan agreements as of December 31, 2013 are as follows:

Payments Due	(in thousands)
Next 12 Months	$202
Year 2	205
Year 3	199
Year 4	203
Year 5	214
Thereafter	4,482
Total principal payments	$5,505

6.                                      LEASES

The Company leases facilities, equipment and land under operating leases expiring through 2035.  The land lease provides for contingent rentals in excess of minimum rental commitments based on a percentage of the Company’s sales. Management has accrued for the estimated contingent rent as of December 31, 2013.

Future minimum lease payments under all non-cancelable operating leases at December 31, 2013 are as follows:

Payments Due	(in thousands)
Next 12 Months	$482
Year 2	442
Year 3	341
Year 4	305
Year 5	299
Thereafter	5,087
Total minimum lease payments	$6,956

7.                                      COMMITMENTS AND CONTINGENCIES

On September 12, 2012, the Company entered into an agreement with Uhde Corporation of America (“Uhde”) for the purchase of supercritical carbon dioxide extraction equipment to be used in the processing of its natural astaxanthin (“Equipment”). Pursuant to the terms of the agreement, Uhde will build, ship and provide assistance in installing the Equipment.  The Equipment which was originally scheduled for delivery approximately 14 months from the date of the agreement, is now scheduled for a delivery in the first quarter of the next fiscal year. The Company will pay Uhde an aggregate of $3,222,000 for the equipment and services, of which $645,000 remains unpaid as of December 31, 2013.  Progress payments through December 31, 2013 of $2,577,000 have been classified as construction in progress on the consolidated balance sheet.

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

Stock Options

As of December 31, 2013, the Company had the following two shareholder approved plans under which shares were available for equity based awards: The 2005 Stock Option Plan (the “2005 Plan”) wherein 2,075,000 shares of common stock are reserved for issuance until the Plan terminates on August 21, 2015, and; The Independent Director Stock Option and Stock Grant Plan (the “2004 Directors Plan”) wherein 200,000 shares of common stock are reserved for issuance until the plan terminates in 2014.

Under the 2005 Plan, eligible employees and certain independent consultants may be granted options to purchase shares of the Company’s common stock. The shares issuable under the 2005 Plan will either be shares of the Company’s authorized but previously unissued common stock or shares reacquired by the Company, including shares purchased on the open market.  As of December 31, 2013, there were 419,728 options available for grant under the 2005 Plan.

Under the 2004 Directors Plan, upon election to the Board of Directors at an annual stockholders meeting, a newly elected non-employee director will be granted a ten-year option to purchase 6,000 shares of the Company’s common stock. Options vest and become exercisable six months from the date of grant. In addition, on the date of each annual stockholders meeting, each non-employee director continuing in office is automatically issued 4,000 shares of the Company’s common stock, and an additional 1,000 shares to the director serving as Chairman of the Board, non-transferable for six months following the date of grant. As of December 31, 2013, there were 121,123 shares available for grant under the 2004 Directors Plan.

The following table presents shares authorized, available for future grant and outstanding under each of the Company’s plans:

	As of December 31, 2013
	Authorized	Available	Outstanding
2005 Plan	2,075,000	419,728	1,462,106
2004 Directors Plan	200,000	121,123	12,000
Total	2,275,000	540,851	1,474,106

All stock option grants made under the 2005 Plan and the 2004 Directors Plan were at exercise prices no less than the Company’s closing stock price on the date of grant. Options under the 2005 Plan and 2004 Directors Plan were determined by the Board of Directors or the Stock Option and Compensation Committee of the Board in accordance with the provisions of the respective plans.  The terms of each option grant include vesting, exercise and other conditions are set forth in a Stock Option Agreement evidencing each grant. No option can have a life in excess of ten (10) years.  The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model. The model requires various assumptions, including a risk-free interest rate, the expected term of the options, the expected stock price volatility over the expected term of the options and the expected dividend yield. Compensation expense for employee stock options is recognized ratably over the vesting term which ranges from 4 to 7 years. Compensation expense recognized for options issued under the 2005 Plan was $181,000 and $535,000 for the three and nine months ended December 31, 2013, respectively. Compensation expense recognized for options issued under the 2005 Plan was $191,000 and $486,000 for the three and nine months ended December 31, 2012, respectively. Compensation expense recognized for options issued under the 2004 Directors Plan was $2,000 and $54,000 for the three and nine months ended December 31, 2013, respectively. Compensation expense recognized for options issued under the 2004 Directors Plan was $0 and $77,000 for the three and nine months ended December 31, 2012, respectively. All share-based compensation has been classified as General and Administrative expense.

A summary of option activity under the Company’s stock plans for the nine months ended December 31, 2013 is presented below:

Option Activity	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2013	1,495,856	$4.03	8.3 years	$1,139,324
Granted	6,000	5.56	—	—
Exercised	(13,500)	$2.42	—	44,537
Forfeited or expired	(14,250)	$4.73	—	14,250
Outstanding at December 31, 2013	1,474,106	$4.04	7.6 years	$1,677,074
Exercisable at December 31, 2013	507,040	$3.48	7.0 years	$804,505

The aggregate intrinsic value as of December 31, 2013 in the table above is before applicable income taxes and represents the excess amount over the exercise price optionees would have received if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price of $4.93 for such day.

A summary of the Company’s non-vested options for the nine months ended December 31, 2013 is presented below:

Nonvested Options	Shares	Weighted Average Grant-Date Fair Value
Nonvested at March 31, 2013	1,157,566	$3.05
Granted	6,000	0.84
Vested	(188,250)	2.65
Forfeited or expired	(8,250)	3.08
Nonvested at December 31, 2013	967,066	$3.11

The following table summarizes the weighted average characteristics of outstanding stock options as of December 31, 2013:

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Number of Shares	Remaining Life (Years)	Weighted Average Price	Number of Shares	Weighted Average Price
$ 1.60 - $3.70	433,190	6.7	$2.93	323,270	$2.82
$ 3.71 - $4.42	729,916	7.7	3.82	110,520	3.82
$ 4.43 - $5.40	72,500	8.2	5.17	27,500	5.18
$ 5.41 - $7.08	238,500	8.6	6.38	45,750	6.24
Total stock options	1,474,106	7.6	$4.04	507,040	$3.48

There were 6,000 stock options granted during the three and nine months ended December 31, 2013. There were 45,000 and 258,000 stock options granted during the three and nine months ended December 31, 2012, respectively. The value assumptions related to options granted during the nine months ended December 31, 2013 were as follows:

2013
Exercise Price:	$5.56
Volatility:	38.00%
Risk Free Rate:	0.14%
Vesting Period:	6 months
Forfeiture Rate:	0%
Expected Life	1.00 year
Dividend Rate	0%

As of December 31, 2013, total unrecognized share-based compensation expense related to all unvested stock options was $2,125,000, which is expected to be recognized over a weighted average period of 3.7 years.

9.                                      INCOME TAXES

We utilize our estimated annual effective tax rate to determine our provision for income taxes for interim periods.  The income tax provision is computed by taking the estimated annual effective tax rate and multiplying it by the year to date pre-tax book income.  We recorded income tax expense of $257,000 and $12,000 for the three months ended December 31, 2013 and 2012, respectively.  Our effective tax rate was 87.7% and 2.0% for the quarters ended December 31, 2013 and 2012, respectively. We recorded income tax expense of $592,000 and $32,000 for the nine months ended December 31, 2013 and 2012, respectively.  Our effective tax rate was 77.5% and 2.1% for the nine months ended December 31, 2013 and 2012, respectively.

The effective tax rate for the three months ended December 31, 2013 differs from the statutory rate of 34% as a result of the state taxes (net of federal benefit) and permanent differences.

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

As of December 31, 2013, there was no liability for income tax associated with unrecognized tax benefits. The Company recognizes accrued interest related to unrecognized tax benefits as well as any related penalties in interest income or expense in its consolidated condensed statements of operations, which is consistent with the recognition of these items in prior reporting periods.

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

Reconciliations between the numerator and the denominator of the basic and diluted earnings per share computations for the three months ended December 31, 2013 and 2012 are as follows:

	Three Months Ended December 31, 2013
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands)
Basic income per share	$36	5,486	$0.01
Effect of dilutive securities—Common stock options	—	173	—
Diluted income per share	$36	5,659	$0.01

	Three Months Ended December 31, 2012
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands)
Basic income per share	$607	5,464	$0.11
Effect of dilutive securities — Common stock options	—	153	—
Diluted income per share	$607	5,617	$0.11

Reconciliations between the numerator and the denominator of the basic and diluted earnings per share computations for the nine months ended December 31, 2013 and 2012 are as follows:

	Nine Months Ended December 31, 2013
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands)
Basic income per share	$172	5,475	$0.03
Effect of dilutive securities—Common stock options	—	181	—
Diluted income per share	$172	5,656	$0.03

	Nine Months Ended December 31, 2012
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands)
Basic income per share	$1,576	5,451	$0.29
Effect of dilutive securities — Common stock options	—	241	(0.01)
Diluted income per share	$1,576	5,692	$0.28

Diluted earnings per share does not include the impact of common stock options totaling 680,142 and 732,032 for the three months ended December 31, 2013 and 2012, respectively, and 725,142 and 198,000 for the nine months ended December 31, 2013 and 2012, respectively, as the effect of their inclusion would be anti-dilutive.

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

Overview:

We are a world leader in the production of high value natural products derived from microalgae. Incorporated in 1983, we are guided by the principle of providing beneficial, quality microalgal products for health and human nutrition in a sustainable, reliable and environmentally sensitive operation. We are GMP (Good Manufacturing Practices) certified by the Natural Products Association™, reinforcing our commitment to quality in our products, quality in our relationships (with our customers, suppliers, co-workers and the communities we live in), and quality of the environment in which we work. Our products include:

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

Results of Operations

The following tables present selected consolidated financial data for each of the periods indicated ($ in thousands):

	Three Months Ended		Nine Months Ended
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Net sales	$7,438	$7,242	$21,646	$20,684
Net sales increase	2.7%		4.7%
Gross profit	$3,145	$2,865	$8,990	$8,251
Gross profit as % of net sales	42.3%	39.6%	41.5%	39.9%
Operating expenses	$2,823	$2,232	$8,136	$6,549
Operating expenses as % of net sales	38.0%	30.8%	37.6%	31.7%
Operating income	$322	$633	$854	$1,702
Operating income as % of net sales	4.3%	8.7%	3.9%	8.2%
Income tax expense	$257	$12	$592	$32
Net income	$36	$607	$172	$1,576

Net sales by product
Bulk sales
Spirulina bulk	$778	$755	$2,642	$2,646
Spirulina bulk sales increase (decrease)	3.0%		(0.2)%
Astaxanthin bulk	$2,360	$3,345	$6,499	$9,261
Astaxanthin bulk sales (decrease)	(29.4)%		(29.8)%
Total Bulk sales	$3,138	$4,100	$9,141	$11,907
Total Bulk sales (decrease)	(23.5)%		(23.2)%

Packaged sales
Spirulina packaged	$1,201	$1,218	$4,120	$3,622
Spirulina packaged sales (decrease) increase	(1.4)%		13.8%
Astaxanthin packaged	$3,099	$1,924	$8,385	$5,155
Astaxanthin packaged sales increase	61.1%		62.7%
Total Packaged sales	$4,300	$3,142	$12,505	$8,777
Total Packaged sales increase	36.9%		42.5%

Comparison of the Three Months Ended December 31, 2013 and 2012

Net Sales  The net sales growth of 3% for the quarter was driven by a 37% increase in our packaged products consistent with our increased sales and marketing efforts in the consumer packaged goods side of our business.  Within this growth, sales of packaged spirulina decreased 1% and sales of packaged astaxanthin increased 61%.  Sales of our bulk products decreased 24%, comprised of a 3% increase in sales of bulk spirulina offset by a 29% decrease in sales of bulk astaxanthin.  The decrease in bulk astaxanthin sales is a result of the lower production, discussed below under “Gross Profit”, as well as higher demand for our packaged products.  International sales represented 40% of net sales for the three months ended December 31, 2013 compared to 38% for the same period a year ago. There were no customers with sales equaling or exceeding 10% of our total sales for the three months ended December 31, 2013 and 2012.

Gross Profit  Our gross profit percent of net sales increased by 2.7 points in the current quarter. This improvement was the result of improved spirulina production.  During the same quarter last year, we experienced abnormal production costs of $161,000 whereas in the current quarter there were none.  Offsetting this improvement is an increase in the cost of our astaxanthin product driven by lower production that is the result of environmental factors that have affected the quantity, but not the quality, of our output during the third quarter. We continue to adjust the culture parameters to increase production rates; however, lower production rates could persist through the fourth quarter of this fiscal year.  As a result, of the lower astaxanthin production, we expensed non inventoriable fixed costs of $44,000 this quarter.

Operating Expenses  Operating expenses increased by $591,000 for the third quarter compared to the same period in last year.  Included in this is an increase in General and Administrative expenses of $510,000, or 43%, due to increases in legal costs, salary and benefit costs and other general expenses.  Legal costs incurred in the third quarter are substantially attributable to two legal proceedings(1) involving the Company’s position that a nineteen year old patent due to expire on October 27, 2014 (the “Patent”) owned by the Board of Trustees of the University of Illinois (“Patent Owner”) is invalid.  The Patent Owner has alleged that the Company has infringed on the Patent Owner’s Patent rights.  In the event that any Claim within the Patent is determined to be valid, it is our further position that any such valid Claim is of no application to our manufacturing, marketing or sales of our astaxanthin products, and, therefore, the Patent has not been infringed by us.  Increased legal costs are likely to continue until both proceedings are concluded or otherwise resolved.

(1)  (a) Complaint by U.S. Nutraceuticals LLC and Board of Trustees of the University of Illinois v. Cyanotech Corporation and Nutrex Hawaii, Inc., filed June 29, 2012 in the U.S. District Court for the Middle District of  Florida, Case No. 5:12-cv-366, the public files for which are available at www.pacer.gov by referencing the Middle District of Florida and the specific Case No. indicated herein, although access is subject to government charges for such access.  (b) Petitions by Cyanotech Corporation v. The Board of Trustees of the University of Illinois, filed June 28 and 29, 2013 before the Patent Trial and Appeal Board of the U.S. Patent and Trademark Office, the public files for which are available at https://ptabtrials.uspto.gov/ by entering “5527553” in the block for “Patent Number” and then clicking “Search.”

Research and Development expenses increased $56,000, or 108%, due to increases in costs associated with clinical trials and scientific research.

Income Taxes  We recorded income tax expense of $257,000 in the current quarter compared to $12,000 for the same period last year.  Our effective tax rate was 87.7% for the current quarter and 2.0% for the same period last year.  The effective tax rate in the current year differs from the statutory rate of 34% as a result of state taxes (net of federal benefit) and permanent differences, primarily employee stock option expenses that are not deductible for tax purposes.

Comparison of the Nine Months Ended December 31, 2013 and 2012

Net Sales  The net sales growth of 5% for the first nine months of this year was driven by a 43% increase in our packaged products consistent with our increased sales and marketing efforts in the consumer packaged goods side of our business.  Within this growth, sales of packaged spirulina increased 14% and sales of packaged astaxanthin increased 63%.  Sales of our bulk products decreased 23%, comprised of a 0.2% decrease in sales of bulk spirulina and a 30% decrease in sales of bulk astaxanthin.  The decrease in bulk astaxanthin sales is a result of the lower production, discussed below under “Gross Profit”,along with higher demand for our packaged products.  International sales represented 40% of net sales for the nine months ended December 31, 2013 compared to 36% for the same period a year ago. There were no customers with sales equaling or exceeding 10% of our total sales for the nine months ended December 31, 2013 and 2012.

Gross Profit  Our gross profit percent of net sales increased by 1.6 points in the first nine months of this year.  Gross profit improved compared to the prior year due to improved spirulina production.  During the same period last year, we experienced abnormal production costs of $875,000 whereas in same period this year there were none.  Offsetting this improvement is an increase in the cost of our astaxanthin product driven by lower production that is the result of environmental factors that have affected the quantity, but not the quality, of our output during the second quarter. We continue to adjust the culture parameters to increase production rates; however, lower production rates could persist through the fourth quarter of this fiscal year.  As a result, of the lower astaxanthin production, we expensed non inventoriable fixed costs of $44,000 this quarter.

Operating Expenses  Operating expenses increased by $1,587,000 for the nine months ended December 31, 2013, compared to the same period last year.  Included in this is an increase in General and administrative expenses of $894,000, or 25%, due to increases in legal costs (see explanation under “Comparison of the Three Months Ended December 31, 2013 and 2012” above), salary and benefit costs and other general expenses.  Sales and Marketing expenses increased $473,000, or 17%, due to an increase in brand development costs, advertising programs for our packaged products and added management level staffing.  Research and Development expenses increased $211,000, or 115%, due to increases in costs associated with clinical trials and scientific research.

Income Taxes  We recorded income tax expense of $592,000 for the first nine months of this year compared to $32,000 for the same period last year.  Our effective tax rate was 77.5% for the first nine months compared to 2.1% for the same period last year.  The effective tax rate in the current year differs from the statutory rate of 34% as a result of state taxes (net of federal benefit) and permanent differences, primarily employee stock option expenses that are not deductible for tax purposes.

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

Liquidity and Capital Resources

Cash Flows The following table summarizes our cash flows for the periods indicated ($ in thousands):

	Nine months ended December 31
	2013	2012
Total cash (used in) provided by:
Operating activities	$42	$692
Investing activities	(1,853)	(3,573)
Financing activities	(43)	1,429

Decrease in cash and cash equivalents	$(1,854)	$(1,452)

Cash provided by operating activities decreased $650,000 compared to the same period last year due primarily to lower net income and an increase in inventory of $1,539,000 compared to a decrease of $60,000 last year. This increase is a function of increased levels of inventory in packaged products to support the higher sales in this area.

Cash used in investing activities in the current period includes the use of $1,509,000 in restricted cash received last year from loan proceeds that can only be used to acquire certain new processing equipment and leasehold improvements.  In addition, we expended $3,362,000 on leasehold improvements and equipment acquisitions at our Kona facility compared to $3,292,000 during the same period last year.

Cash provided by financing activities in the period consists of proceeds from long-term debt offset by payoff of existing long-term debt and debt issuance cost for the new loan.  The prior year result is primarily due to proceeds of $2,281,000 received under our Term Loan Agreement dated August 14, 2012.

Sources and Uses of Capital

At December 31, 2013, our working capital was $9,248,000 and is slightly below March 31, 2013. Cash and cash equivalents at December 31, 2013 totaled $2,510,000, a decrease of $1,854,000 compared to March 31, 2013.

On September 7, 2012, the Company completed a Term Loan Agreement with a lender providing for $5,500,000 in aggregate credit facilities pursuant to a Term Loan Agreement dated August 14, 2012.  The Term Loan Agreement is evidenced by promissory notes in the amounts of $2,250,000 and $3,250,000, and was secured under the provisions of a United States Department of Agriculture (“USDA”) Rural Development Guarantee program.  The proceeds of the Term Loan can only be used for specific new processing equipment and leasehold improvements at its Kona, Hawaii facility.  Until their disbursement for approved projects, the funds advanced are classified as restricted cash.  As of December 31, 2013 we have $1,851,000 in restricted cash set aside for capital projects currently in progress.

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

(b) Changes to Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.               OTHER INFORMATION

Item 1.   Legal Proceedings

We are subject to legal proceedings and claims from time to time in the ordinary course of business.  Although we cannot predict with certainty the ultimate resolution of legal proceedings and claims asserted against us, we do not believe that any currently pending legal proceeding to which we are a party is likely to have a material adverse effect on our business, results of operations, cash flows or financial condition. Fees and costs attributable to pending legal proceedings nonetheless impact operating expenses as a component of General and Administrative expense (see expanded explanation under “Comparison of the Three Months Ended December 31, 2013 and 2012” on page 15 above.)

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.   Defaults upon Senior Securities

None.

Item 5.   Other Information

None.

Item 6. Exhibits

a)    The following exhibits are furnished with this report:

31.1                        Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of February 6, 2014.

31.2                        Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of February 6, 2014.

32                                  Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed as of February 6, 2014.

101                           The following financial statements from Cyanotech Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYANOTECH CORPORATION
(Registrant)

February 6, 2014	By:	/s/ Brent D. Bailey
(Date)		Brent D. Bailey
President and Chief Executive Officer and Director

February 6, 2014	By:	/s/ Jole Deal
(Date)		Jole Deal
Vice President — Finance & Administration and CFO
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of February 6, 2014.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of February 6, 2014.

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed as of February 6, 2014.

101

The following financial statements from Cyanotech Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements