Form 10-Q/A
period 2013-12-31
CYANOTECH CORP
filed 2014-02-13
CIK 768408

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

Number of common shares outstanding as of February 10, 2014:

Title of Class	Shares Outstanding
Common stock - $0.02 par value	5,486,438

CYANOTECH CORPORATION

FORM 10-Q/A

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2013, which the Registrant previously filed with the Securities and Exchange Commission (the “SEC”) on February 6, 2014 (the “Original Filing”). The Registrant is filing this Amendment due to a typographical error that was discovered in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.  In the Comparison of the Three Months Ended December 31, 2013 and 2012 on page 15, footnote (1)(b) references Patent Number 5527553; the correct number is 5527533.  In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment and apply to this filing and the Original Filing, as amended.  Except as set forth below, the Original Filing has not been amended, updated or otherwise modified.

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

(1)  (a) Complaint by U.S. Nutraceuticals LLC and Board of Trustees of the University of Illinois v. Cyanotech Corporation and Nutrex Hawaii, Inc., filed June 29, 2012 in the U.S. District Court for the Middle District of  Florida, Case No. 5:12-cv-366, the public files for which are available at www.pacer.gov by referencing the Middle District of Florida and the specific Case No. indicated herein, although access is subject to government charges for such access.  (b) Petitions by Cyanotech Corporation v. The Board of Trustees of the University of Illinois, filed June 28 and 29, 2013 before the Patent Trial and Appeal Board of the U.S. Patent and Trademark Office, the public files for which are available at https://ptabtrials.uspto.gov/ by entering “5527533” in the block for “Patent Number” and then clicking “Search.”

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

Item 6. Exhibits

a)             The following exhibits are furnished with this report:

31.1                        Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of February 13, 2014.

31.2                        Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of February 13, 2014.

32                                  Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed as of February 13, 2014.

101*                    The following financial statements from Cyanotech Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statement.

*Furnished to the Securities and Exchange Commission as part of the original Form 10-Q on February 6, 2014.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYANOTECH CORPORATION
(Registrant)

February 13, 2014	By:	/s/ Brent D. Bailey
(Date)		Brent D. Bailey
President and Chief Executive Officer and Director

February 13, 2014	By:	/s/ Jole Deal
(Date)		Jole Deal
Vice President — Finance & Administration and CFO
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of February 21, 2012.

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of February 21, 2012.
32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed as of February 13, 2014.
101*

The following financial statements from Cyanotech Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statement.

*Furnished to the Securities and Exchange Commission as part of the original Form 10-Q on February 6, 2014.