Form 10-K
period 2014-03-31
CYANOTECH CORP
filed 2014-06-27
CIK 768408

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2014

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
(Do not check if a smaller reporting company)

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐  Yes ☒  No

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant on September 30, 2013 was approximately $32,034,666 based on the closing sale price of the Common Stock on the NASDAQ Capital Market on that date.

Number of shares outstanding of Registrant’s Common Stock at June 19, 2014 was 5,488,038.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement for its 2014 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission on or prior to July 18, 2014 and to be used in connection with the Annual Meeting of Stockholders expected to be held on August 28, 2014, are incorporated by reference in Part III of this Form 10-K.

TABLE OF CONTENTS

Item
	PART I
	Discussion of Forward-Looking Statements	3
1.	Business	4
1A.	Risk Factors	8
2.	Properties	13
3.	Legal Proceedings	13
	PART II
5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	15
7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
8.	Financial Statements and Supplementary Data	23
9A	Controls and Procedures	39
	PART III
10.	Directors and Executive Officers of the Registrant	40
11.	Executive Compensation	40
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	40
13.	Certain Relationships and Related Transactions	40
14.	Principal Accountant Fees and Services	40
	PART IV
15.	Exhibits and Financial Statement Schedules and Exhibits	41
16.	Signatures	44

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

Forward-looking statements speak only as of the date of the Report, presentation or filing in which they are made. Except to the extent required by the Federal Securities Laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Our forward-looking statements in this Report include, but are not limited to:

●	Statements relating to our business strategy;

●	Statements relating to our business objectives; and

●	Expectations concerning future operations, profitability, liquidity and financial resources.

These forward-looking statements are subject to risk, uncertainties and assumptions about us and our operations that are subject to change based on various important factors, some of which are beyond our control. The following factors, among others, could cause our financial performance to differ significantly from the goals, plans, objectives, intentions and expectations expressed in our forward-looking statements:

●	Environmental restrictions, soil and water conditions, levels of sunlight and seasonal weather patterns, particularly heavy rain, wind and other hazards;

●

Consumer perception of our products due to adverse scientific research or findings, publicity regarding nutritional supplements, litigation, regulatory investigations or other events, conditions and circumstances involving the Company which receive national media coverage;

●	Effects of competition, including tactics and locations of competitors and operating and market competition;

●

Demand for our products, the quantities and qualities thereof available for sale and levels of customer satisfaction, including significant unforeseen fluctuations in global demand for products similar to our products;

●	Our dependence on the experience, continuity and competence of our executive officers and other key employees;

●	The added risks associated with the current local, national and world economic crises, including but not limited to, the volatility of crude oil prices, inflation and currency fluctuations;

●	Changes in domestic and/or foreign laws, regulations or standards, affecting nutraceutical products or our methods of operation;

●	Access to available and reasonable financing on a timely basis;

●

Changes in laws, corporate governance requirements and tax rates, regulations, accounting standards and the application to us or the nutritional products industry of new decisions by courts, regulators or other government authorities;

●	Legal costs involved in any litigation, and the direct and indirect cost and other effects on our business or financial condition resulting from any litigation decision adverse to the Company;

●	Risk associated with the geographic concentration of our business;

●	Acts of war, terrorist incidents or natural disasters; and

●	Other risks or uncertainties described elsewhere in this Report and in other periodic reports previously and subsequently filed by us with the Securities and Exchange Commission.

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

General

We are a world leader in the production of high value natural products derived from microalgae. Incorporated in 1983, we are guided by the principle of providing beneficial, quality microalgal products for health and human nutrition in a sustainable, reliable and environmentally sensitive operation. We are GMP (Good Manufacturing Practices) certified by the Natural Products Association™, reinforcing our commitment to quality in our products, quality in our relationships (with our customers, suppliers, employees and the communities we live in), and quality of the environment in which we work. Our products include:

●	Hawaiian Spirulina Pacifica® - a nutrient-rich dietary supplement used for extra energy, a strengthened immune system, cardiovascular benefits and as a source of antioxidant carotenoids; and

●

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

The following table sets forth, for the three years ended March 31, 2014, the net sales contributed by each of our product lines (in thousands):

	Net Sales
	2014	2013	2012
Spirulina products:
Spirulina Pacifica®	$9,297	$8,863	$8,701
Natural astaxanthin products:
BioAstin®	19,598	18,713	15,912
Other	10	5	18
Total	$28,905	$27,581	$24,631

Spirulina Products

We have been producing a strain of spirulina microalgae marketed as Hawaiian Spirulina Pacifica® since 1984. Spirulina Pacifica® represents approximately one-third of our net sales. Spirulina Pacifica® provides a vegetable-based, highly absorbable source of protein, natural beta-carotene, mixed carotenoids, B vitamins, gamma linolenic acid, essential amino acids and other phytonutrients.

Spirulina Pacifica® is produced in two forms: powder and tablets. Powder is used as an ingredient in nutritional supplements and health beverages; tablets are consumed as a daily dietary supplement. Both forms are sold as raw material ingredients in bulk quantities, as packaged consumer products under the Nutrex Hawaii label and as private label consumer packaged products. We recently launched two new spirulina products. Spearmint spirulina tablets provide a fresh, new flavor option for both current consumers and those trying spirulina for the first time, and Greens Complete Superfood Powder formula is our entry into the green superfood category, each serving is packed with three grams of spirulina plus organic greens, organic antioxidants and probiotics.

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

Our Spirulina Pacifica® is cultivated in a combination of fresh water and a metered amount of nutrient-rich deep ocean water (containing essential trace elements), drawn from a depth of 2,000 feet below sea level. This water mixture is supplemented with other major required nutrients. With the exception of deep ocean water, the raw materials and nutrients required in our spirulina production are available from multiple sources. In the case of deep ocean water, although abundantly available at this location, the facility to pump and deliver the water to our location is owned by the State of Hawaii. The facility is constructed of two separately located pump stations providing redundancy should one station fail. The State of Hawaii sets the price for deep ocean water annually based on its cost to deliver the water.

The spirulina crop in each pond is circulated by paddlewheels to keep an even blend of nutrients in suspension and a uniform exposure of the algae to sunlight. Our ponds are engineered to maintain the right media depth for sunlight to permeate each crop completely, facilitating rapid growth. The design of our cultivation ponds promotes efficient growing conditions, allowing the Spirulina Pacifica® algae to reproduce rapidly. Each pond can be harvested, on average, in six days. As sunlight is a major component of cultivation, production can be impacted by inclement weather and seasonal changes during the winter months, with shortened daylight hours.

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

The majority of our bulk spirulina sales are to health food manufacturers and formulators, many of whom identify and promote our Hawaiian Spirulina Pacifica® in their products. Such customers purchase bulk powder or bulk tablets and package these products under their brand label for sale to the health and natural food markets. Some of the brands produced by these customers are marketed and sold domestically in direct competition with the packaged consumer products sold through our Nutrex Hawaii subsidiary. Nutrex Hawaii packaged consumer products are sold direct to consumers and through an established health food distribution network in the domestic market. In selected foreign markets, we have exclusive sales distributors for both our bulk and packaged consumer products.

Our Spirulina Pacifica® products compete with a variety of vitamins, dietary supplements, other algal products and similar nutritional products available to consumers. The nutritional products category is highly competitive and includes international, national, regional and local producers and distributors, many of whom have greater resources than Cyanotech and many of whom offer a greater variety of products. Our direct competition in the spirulina market is currently from Dainippon Ink and Chemical Company’s Earthrise facility in California, Parry Nutraceuticals, a division of Murugappa Group of India and several farms in China. In addition, there are numerous other smaller farms in China, India, Thailand, Taiwan, Cuba, South Africa and South America. We have experienced increased price competition due to the large number of spirulina suppliers as well as customers who generally treat these products as commodities with price being the major determining factor driving their purchasing decision. As one of the largest producers of spirulina, our challenge is to increase our market share among customers who seek the high-quality products we produce while concurrently adjusting our product mix to meet our revenue and profitability targets.

Natural Astaxanthin Products

We commenced commercial production of natural astaxanthin in 1997 and in 1999 introduced BioAstin®, our natural astaxanthin product for the human health and nutrition market. BioAstin® represents approximately two-thirds of our net sales. Astaxanthin’s antioxidant properties are believed to surpass many of the antioxidant properties of vitamin C, vitamin E, beta-carotene and other carotenoids. Independent scientific studies indicate that in certain models, natural astaxanthin has up to 550 times the antioxidant activity of vitamin E and 10 times the antioxidant activity of beta-carotene. In addition, a growing body of scientific literature suggests that natural astaxanthin has beneficial properties as an anti-inflammatory, with additional benefits for joint, skin and eye health.

BioAstin® is produced in three forms: a liquid lipid extract, gelcaps and microencapsulated “beadlets” with all three forms sold in bulk quantities. BioAstin® gelcaps are also sold in packaged consumer form under the Nutrex Hawaii label as well as private label consumer packaged product. Over time, we have shifted our focus and resources on producing and marketing natural astaxanthin for the higher value packaged consumer market.

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

We produce natural astaxanthin from Haematococcus pluvialis microalgae grown in fresh water supplemented with nutrients. As these algae are extremely susceptible to contamination by unwanted algae, protozoa and amoebae, we developed a proprietary system known as the PhytoDome Closed Culture System or PhytoDome CCS to overcome this problem. Using these large-scale photobioreactors, we have generally been able to grow consistently large volumes of contaminant-free Haematococcus culture, although quarterly production levels are subject to seasonality. Fresh water is critical to the production of our natural astaxanthin and while we have not experienced any constraint on fresh water availability to date, availability could be impacted by a significant population growth in the region as well as throughput constraints on the water delivery infrastructure. We have met with officials of the County of Hawaii to assess the fresh water situation and evaluate the probability of future risks. We recycle fresh water in our production process where possible and continue to explore further recycling opportunities.

For the final stage of cultivation, the Haematococcus algae is transferred to open ponds where an environmental stress is applied causing the algae to form spores which accumulate high levels of astaxanthin. Once ready for harvest, the media containing these spores is transported through underground pipes to our astaxanthin processing building where the culture media and algal spores are separated. Fresh water recovered from this stage of processing may be recycled for further use in cultivation. Unlike spirulina, astaxanthin is produced in a batch-mode and each cultivation pond must be completely drained and thoroughly cleaned between cycles. As sunlight is a major component of cultivation, production can be impacted by inclement weather and seasonal changes during the winter months, with shorter daylight hours and increased cloud cover.

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

BioAstin® competes directly with similar products marketed by other manufacturers including Fuji Chemical of Japan, Algatechnologies of Israel, and Valensa (dba U.S. Nutraceuticals, LLC) in the United States. In the general category of nutritional supplements, BioAstin® and MDFormulas also compete with a variety of vitamins, dietary supplements and other antioxidant products available to consumers. The nutritional products market is highly competitive and includes international, national, regional and local producers and distributors, many of whom have greater resources than we have, and many of whom offer a greater variety of products.

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

Research and Development

Our expertise for many years has been in the development of efficient, stable and cost-effective production systems for microalgal products. We have learned production levels from our systems may not be sustainable across periods of days, weeks, or even months. Accordingly, we typically investigate each specific microalgae identified in the scientific literature for potentially marketable products and for solutions to production stability and efficiency challenges, and then strive to develop the technology to grow such microalgae on a commercial scale or to incorporate procedures or technology to improve production stability and efficiency. Successful microalgal product developments and technical solutions are highly uncertain and dependent on numerous factors, many beyond our control. Products and solutions or improvements that appear promising in early phases of development may be found to be ineffective, may be uneconomical because of manufacturing costs or other factors, may be precluded from commercialization due to the proprietary rights of other companies, or may fail to receive necessary regulatory approvals. We had research and development expenditures of $469,000, $258,000 and $320,000 in fiscal years 2014, 2013 and 2012, respectively. We invested $69,000 in scientific clinical trials during fiscal 2014 and made no investment in scientific clinical trials during fiscal 2013 and 2012.

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

Employees

As of March 31, 2014, we employed 94 people on a full-time basis. Of the total, 43 are involved in harvesting, production and quality, with the remainder in maintenance, shipping, sales, administration and support. Management believes that its relations with employees are good. Attracting permanent entry level and skilled employees can be difficult due to the limited local population. None of our employees are subject to collective bargaining agreements.

Company Website and SEC Filings

Our corporate website is www.cyanotech.com. There we make available copies of Cyanotech documents, news releases and our filings with the Securities Exchange Commission, or the “SEC”, including financial statements. Also included are copies of the Board of Directors Code of Conduct, the Company’s Code of Conduct and Ethics, the Nominating and Corporate Governance Committee Charter, the Compensation Committee Charter and the Charter and Powers of the Audit Committee. We also maintain the website www.nutrex-hawaii.com dedicated to our wholly owned subsidiary, Nutrex Hawaii, Inc. On that website, Spirulina Pacifica® and BioAstin® are sold directly online. The information found on our websites, unless otherwise indicated, is not part of this or any other report we file or furnish to the Securities and Exchange Commission.

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

The production of our algae products involves complex agricultural systems with inherent risks including weather, disease, and contamination. These risks are unpredictable and also include such elements as the control and balance of necessary nutrients and other factors. The efficient and effective cultivation of microalgae requires consistent light, warm temperatures, low rainfall and proper chemical balance in a very nutrient-rich environment. If the chemical composition of a pond changes from its required balance, unusually high levels of contamination due to the growth of unwanted organisms or other biological problems may occur and would result in a loss of harvestable output. These often arise without warning and sometimes there are few or no clear indicators as to appropriate remediation or corrective measures. We believe that our technology, systems, processes and favorable growing location generally permit year-round harvest of our microalgal products in a cost-effective manner. However, environmental factors cannot be controlled in an open air environment, therefore, we cannot, and do not attempt to, provide any form of assurance with regard to our systems, processes, location, or cost-effectiveness. To the extent that our production is negatively impacted by environmental factors, we may be unable to fill large orders for one or more months until such time that production improves.

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

Litigation could adversely impact our business by distracting our management from the operation of our business and by increasing our expenses.

We are a party to various litigation, claims and legal proceedings in the ordinary course of business. Even when such matters in our judgment have little or no merit, the Company’s defense of these may be costly and may divert our management’s attention. The costs of litigation can vary from quarter to quarter based on the status of the proceedings and could have a material impact on our results in any given quarter.

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

We have experienced, and may in the future continue to experience, fluctuations in our quarterly operating results. These fluctuations could reduce the market price of our common stock. Factors that may cause our quarterly operating results to vary include, but are not limited to:

●	weather-related cultivation difficulties;

●	legal fees related to ongoing litigation and any non-routine legal fees;

●	fluctuations in customer demand;

●	business decisions of our customers regarding orders for our products;

●	changes in energy costs;

●	changes in raw material costs;

●	production problems which we cannot solve technically or economically;

●	contamination of our cultivation and production facilities;

●	effects of weather on our ability to meet customer demand;

●	timing of promotional activities;

●	the introduction of new products by us or our competitors;

●	changes in our pricing policies or those of our competitors;

●	changes in seasonal and other trends in our customers’ buying patterns;

●	changes in government regulation, both domestic and foreign;

●	fluctuation in foreign currency exchange rates;

●	global economic and political conditions and related risks, including acts of terrorism; and

●	other factors beyond our control.

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

Our products are marketed in a number of countries around the world. For the year ended March 31, 2014, approximately 37% of our net sales were from sales to foreign customers. As a result, we are subject to a number of risks which include, but are not limited to:

●	the burden of complying with a wide variety of national and local laws;

●	potentially longer payment cycles for foreign sales;

●	restrictions (government and otherwise) on the movement of cash;

●	the absence in some jurisdictions of effective laws protecting our intellectual and proprietary property rights, or of enforcement of such laws where they do exist;

●	changes in government regulations, both domestic and foreign;

●	global economic and political conditions and related risks, including acts of terrorism; and

●	fluctuations in foreign currency exchange rates.

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

In the ordinary course of business, we purchase insurance coverage (e.g., property and liability coverage) to protect us against loss of or damage to our properties and claims made by third parties and employees for property damage or personal injuries. However, the protection provided by such insurance is limited in significant respects and, in some instances, we have no coverage and certain of our insurance policies have substantial “deductibles” or limits on the maximum amounts that may be recovered. For example, if a tsunami, earthquake or other catastrophic natural disaster should occur, we may not be able to recover all facility restoration costs and revenues lost from business interruption. In addition, we maintain product liability insurance in limited amounts for all of our products involving human consumption; however, broader product liability coverage is prohibitively expensive. Insurers have also introduced new exclusions or limitations of coverage for claims related to certain perils including, but not limited to, mold and terrorism. If a series of losses occurred, such as from a series of lawsuits in the ordinary course of business each of which were subject to the deductible amount, or if the maximum limit of the available insurance were substantially exceeded, we could incur losses in amounts that would have a material adverse effect on our results of operations and financial condition.

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

As of March 31, 2014, we had an accumulated deficit of approximately $9,154,000, primarily as a result of significant losses incurred during fiscal years ended March 31, 2008 and 2007 of $1,139,000 and $7,425,000, respectively. The 2007 loss included a non-cash impairment loss on equipment and leasehold improvements of $4,487,000. These account for approximately 94% of our accumulated deficit since our inception. Historically, we have relied upon cash from operations and financing activities to fund all of the cash requirements of our business. However, extended periods of net income do not assure positive cash flows. Future periods of net losses from operations could result in negative cash flow, and may hamper ongoing operations and prevent us from sustaining or expanding our business. We cannot assure you that we will sustain or increase profitability on a quarterly or annual basis in the future. If we do not achieve, sustain or increase profitability, our business will be adversely affected and our stock price may decline.

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

Stock markets have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock. In addition, the average daily trading volume of the securities of small companies can be very low. Limited trading volume of our stock may contribute to its future volatility. Price declines in our common stock could result from general market and economic conditions and a variety of other factors, including any of the following:

●	volatility resulting from minimal trading activity;

●	changes in market valuations of similar companies;

●	stock market price and volume fluctuations generally;

●	economic conditions specific to the nutritional products industry;

●	economic conditions tied to global resource markets, such as fuel costs;

●	announcements by us or our competitors of new or enhanced products or of significant contracts, acquisitions, strategic relationships, joint ventures or capital commitments;

●	fluctuations in our quarterly or annual operating results;

●	changes in our pricing policies or the pricing policies of our competitors;

●	changes in foreign currency exchange rates affecting our product costs, pricing or our customers markets;

●	regulatory developments effecting our specific products or industry; and

●	additions or departures of key personnel.

The price at which you purchase shares of our common stock may not be indicative of the price that will prevail later in the trading market. You may be unable to sell your shares of common stock at or above your purchase price, which may result in substantial losses to you. As of March 31, 2014, there were approximately 5.5 million shares of our common stock outstanding. We cannot predict the effect, if any, that future sales of shares of our common stock into the public market will have on the market price of our common stock. Sales of substantial amounts of common stock, including shares issued upon the exercise of stock options, or in anticipation of such sales, may materially and adversely affect prevailing market prices for our common stock.

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

Item 2. Properties

Our principal facility and corporate headquarters is located at the Natural Energy Laboratory of Hawaii Authority (“NELHA”) at Keahole Point in Kailua-Kona, Hawaii. It encompasses approximately 90 fully developed acres containing microalgal cultivation ponds, processing facilities, research and quality control laboratories, and sales and administrative offices. The property is leased from the State of Hawaii under a 40-year commercial lease expiring in 2035. Our lessee interest in the NELHA lease in encumbered by a mortgage securing approximately $5.4 million of debt (see footnote 5 of the financial statements). If we were to require additional land for expansion, we believe that there is sufficient available land at NELHA, provided a revised NELHA lease can be negotiated with acceptable terms. Under the terms of the existing NELHA lease, we could be required to remove improvements at the end of the lease term. Based upon our analysis, we do not believe the projected cost for such removal to be reasonably estimable, or likely, given historical practices. However, conditions could change in the future. It is not possible to predict such changes or estimate any impact thereof. We also rent warehouse space near NELHA and in Ontario, California, and office space in Los Angeles, California.

Item 3. Legal Proceedings

The Company and its subsidiary, Nutrex Hawaii, Inc., (the “Company”) are subject to legal proceedings and claims from time to time in the ordinary course of business. Although we cannot predict with certainty the outcome of legal proceedings and claims asserted against us, we do not believe that the ultimate outcome of any currently pending legal proceeding to which we are a party is likely to have a material adverse effect on our business, results of operations, cash flows or financial condition.

We have previously disclosed the negative effect of the legal costs of one pending patent lawsuit against the Company and a related administrative proceeding initiated by the Company to challenge the validity of the patent which is the subject of the lawsuit.1 Due to extensive discovery, including multiple depositions on the patent matters described below, our legal costs grew significantly in the fourth quarter of this fiscal year (see Risk Factors, page 9, and discussion of increase in Operating Expenses, page 18).

1               Form 8-K, Item 8.01 – Other Events, dated June 30, 2013 (filed August 26, 2013); and Forms 10-Q for the quarter ended September 30, 2013 (see Item 2 – Management’s Discussion and Analysis, Operating Expenses, page 16); and Form 10-Q/A (filed February 14, 2014) for the quarter ended December 31, 2013 (see Item 2 – Management’s Discussion and Analysis, Operating Expenses, page 14).

Patent claims by their nature are typically complex. When they involve issues of science requiring expert witness testimony intertwined with patent laws, regulations and the Manual of Patent Examining Procedure, as well as development of the underlying facts, litigants, like the Company, can incur significant legal costs and be forced to divert management time and focus to such litigation.

Patent litigation and Inter Partes Review matters:

On June 29, 2012, U.S.Nutraceuticals LLC, d/b/a Valensa International [“Valensa”] and The Board of Trustees of the University of Illinois [the “Patent Owner”] filed a lawsuit against Cyanotech Corporation and Nutrex Hawaii, Inc. in the U.S. District Court for the Middle District of Florida, Ocala Division (the “Litigation”) primarily alleging infringement of U.S. patent no. 5,527,533 2 (the “’533 Patent” or “Patent”).

In an effort by the Company to accelerate a determination of the invalidity of the ‘533 Patent, the Company petitioned the Patent Trial and Appeal Board (“PTAB”) of the U. S. Patent and Trademark Office on June 28 and 29, 2013 to conduct an administrative review of the validity of the ‘533 Patent, as challenged in our Petition; PTAB instituted an Inter Partes Review of 18 of the 27 Claims within the ‘533 Patent on December 19, 2013 (“IPR”). The Patent Owner is the respondent in the IPR.

(a) Factual Basis: (i) The product involved in the Litigation and the Inter Partes Review is a natural health supplement called astaxanthin (“Astaxanthin”) which the Company grows and harvests, and in different forms markets, and sells to wholesalers, retailers and consumers. Valensa is Patent Owner’s licensee of certain rights under the ‘533 Patent and was one of the Company’s domestic wholesale customers for several years until the expiration of its supply contract with us and after it was given a 12-month notice in December 2011 that our Company would no longer sell bulk product to Valensa and to other domestic bulk customers. Valensa manufactures, markets and sells products containing Astaxanthin to wholesalers and retailers.

(ii) All Claims within the ‘533 Patent are “method of treating” claims. The ‘533 Patent is generally described in the “Field of Invention” section as a method for retarding and ameliorating certain specified diseases, injuries or damage (“condition”) by administering a therapeutically-effective amount of Astaxanthin to an individual suffering from the condition. The ‘533 Patent includes 27 Claims pertaining to: retinal damage; retinal injury; neuronal damage to a retina; age-related macular degeneration; ischemic or intraocular pressure-related disease of a retina; inflammatory disease of a retina; a free radical-induced injury to the central nervous system or comprised of a traumatic or an ischemic injury; a degenerative disease; or a degenerative central nervous system disease of a brain or spinal cord. Patent Owner and Valensa assert that all 27 Claims under the ‘533 Patent are valid. The Company asserts that all 27 Claims are invalid and therefore the entire ‘533 Patent is invalid.

(iii) Patent Owner and Valensa allege in the Litigation, but the Company denies, that the scope of the ‘533 Patent method claims extends to, and its 27 Claims apply to, our manufacturing, marketing and sales of Astaxanthin as a nutritional supplement. Patent Owner and Valensa allege, but the Company denies, that the Claims of the ‘533 Patent broadly cover “eye health,” although those particular words do not appear in the ‘533 Patent. The Company alleges that whether one or all Claims within the ‘533 Patent are determined to be valid, no Claim was infringed by any of our manufacturing, marketing or sales of Astaxanthin products and we have not induced anyone to infringe the Patent.

(b) Relief Sought by Patent Owner and Valensa: (i) a declaration of patent infringement; (ii) a declaration that the patent infringement was intentional; (iii) a preliminary and a permanent injunction barring us and our employees and affiliates from infringing the ‘533 Patent     3; (iv) damages for infringement, plus interest and plus treble damages for willful infringement; (v) an award of attorneys’ fees and costs of suit, plus interest; and (vi) any further relief awarded by the Court.

(c) Relief Sought by Company: (i) a declaration of invalidity and unenforceability based on original patentability or on patent misuse; (ii) a declaration of non-infringement; (iii) a declaration of unfair competition under Hawaii law and under the Federal Lanham Act; (iv) a determination that this case is exceptional , thereby entitling the Company to recover its attorneys’ fees; (v) an award of compensatory damages to Company; (vi) an award of statutory damages under Hawaii law; (vii) an order that Patent Owner and Valensa pay over all of their unlawful profits to Company; (viii) an order to Patent Owner and Valensa to destroy all materials (e.g., advertising materials) in the possession or control of either Patent Owner and Valensa which have been determined to be false; (ix) an injunction against Patent Owner and Valensa from continuing any methods of competition declared to be in violation of Hawaii law or the Lanham Act; and (x) any further relief awarded by the Court.

[2]	The “533 Patent was granted on June 16, 1996; it expires on October 27, 2014.
[3]	The Patent expires in October 2014 and, accordingly, the claims for prospective injunctive relief will be rendered moot at that time.

The Court records of the Litigation4 and the filings in the Inter Partes Review5 can be found as indicated in the respective footnotes. An oral hearing is scheduled before PTAB on July 16, 2014; PTAB’s decision is expected prior to December 19, 2014. The trial in the Litigation is currently scheduled for March 2, 2015.

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed and traded on the NASDAQ Capital Market under the symbol “CYAN”. The closing price of our common stock was $4.80 as of June 19, 2014. The approximate number of holders of record of our common stock was 1,500. The high and low selling prices as reported by NASDAQ were as follows:

Quarter Ended:	June 30	September 30	December 31	March 31
Fiscal 2014
Common stock price per share:
High	$6.49	$6.46	$5.76	$6.60
Low	$4.24	$5.35	$4.65	$4.64

Fiscal 2013
Common stock price per share:
High	$10.89	$7.24	$6.19	$5.30
Low	$6.57	$5.44	$4.60	$4.28

We are prohibited from declaring any common stock dividends without the prior written consent of a lender per the conditions of an existing term loan agreement with such lender. We have never declared or paid cash dividends on our common stock. We currently do not anticipate paying any cash dividends on common stock.

The following table sets forth the Company’s common shares authorized for issuance under equity compensation plans:

	Common shares to be issued upon exercise of options outstanding (in shares)	Weighted-average exercise price of outstanding options	Common shares available for future grant under equity compensation plans (in shares)
Equity compensation, plans approved by security holders	1,469,306	$4.04	544,051

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

Overview

We are a world leader in the production of natural products derived from microalgae, with a core competency in cultivating and processing microalgae into high-value, high-quality natural products for the human nutrition market. We produce our algae in Hawaii and manufacture the finished products in Hawaii and California. Our products are marketed worldwide and are sold in bulk quantities to manufacturers, formulators and distributors in the health foods and nutritional supplements markets and as packaged consumer products to distributors, retailers and direct consumers. We generated 37%, 37% and 33% of our revenues outside of the United States during the years ended March 31, 2014, 2013 and 2012, respectively. Competing in a global marketplace, we are influenced by the general economic conditions of the countries in which our customers operate, including adherence to our customers’ local governmental regulations and requirements. Since all sales are made in U.S. currency, we have no material foreign exchange exposure.

4              See: U.S. District Court for the Middle District of  Florida, Case No. 5:12-cv-366, the public files for which are available at www.pacer.gov by referencing the Middle District of Florida and the specific Case No. 5:12 CV 366, although access is subject to government charges for such access.

5              See: the Patent Trial and Appeal Board of the U.S. Patent and Trademark Office, the public files for which are available at https://ptabtrials.uspto.gov/ by entering “5527533” in the block for “Patent Number” and then clicking “Search.”

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

We utilize several third-party contractors for the process of extraction for our natural astaxanthin product for the human nutrition market, and several third-party contractors are utilized for both encapsulation (for gelcaps) and micro-encapsulation (for beadlets). Although these services are available from a limited number of sources, we believe that we have the ability to use other parties if any of the current contractors become unavailable. If pricing for any of these services significantly increases, there could be a material adverse effect on our business, financial condition and results of operations. There have not been any significant changes in the cost of extraction or encapsulation services, although we continue to investigate cost effective alternatives to outsourcing. On September 12, 2012, we entered into an agreement with ThyssenKrupp Industrial Solutions (USA), Inc. (“TKIS), formerly Uhde Corporation of America, for the purchase of supercritical carbon dioxide extraction equipment to be used in the processing of our natural astaxanthin. The equipment is expected to be delivered by the end of calendar year 2014.

Fiscal 2014 summary:

●

Net sales for the year were $28.9 million, an increase of $1.3 million or 4.8% over the prior year, driven primarily by an increase in sales of our consumer products, offset by decreased sales of bulk products due to lower astaxanthin production in the third and fourth quarters of fiscal year 2014.

●	Fiscal 2014 included pretax income of $47,000 and a net loss of $0.2 million, compared to pretax income of $2.2 million and net income of $4.2 million in fiscal 2013. The decrease in pretax income was driven by a 16.5% reduction in astaxanthin production that impacted sales and costs in the third and fourth quarter of the current fiscal year, as well as an increase in legal costs (see Item 3 – Legal Proceedings). The decrease in after-tax performance is the result of a $1.9 million tax benefit recognized in fiscal 2013 on the full reversal of the valuation allowance on our deferred tax asset.

●

Cash from operating activities was $2.1 million, an increase of $0.3 million from the prior year, driven by decreased accounts receivable and an increase in accounts payable as a result of legal invoices received after the end of the year or not yet due, as well as the timing of inventory related purchases. These were offset by an increase in inventory of $1.1 million, of which approximately $0.4 million was the result of higher production costs. Cash and cash equivalents at March 31, 2014 decreased slightly compared to last year. Working capital decreased 4% to $8.9 million at March 31, 2014 from $9.3 million a year ago, mainly due to increased accounts payable.

Results of Operations for the 2014, 2013 and 2012 Fiscal Years

The following tables present selected consolidated financial data for each of the past three fiscal years ($ in thousands):

Consolidated Performance Summary	2014	2013	2012
Net sales	$28,905	$27,581	$24,631
Net sales increase	4.8%	12.0%	46.4%
Gross profit	$11,564	$10,958	$9,774
Gross profit as % of net sales	40.0%	39.7%	39.7%
SG&A	$11,399	$8,659	$6,871
SG&A as % of net sales	39.4%	31.4%	27.9%
Operating income	$165	$2,299	$2,903
Operating income as % of net sales	0.6%	8.3%	11.8%
Income tax (expense) benefit	$(242)	$2,021	$779
Net (loss) income	$(195)	$4,209	$3,632

Net sales by product	2014	2013	2012
Bulk sales
Spirulina bulk	$3,517	$3,605	$5,002
Spirulina bulk sales (decrease)	(2.4)%	(27.3)%	(8.5)%
Astaxanthin bulk	$7,466	$11,604	$11,121
Astaxanthin bulk sales (decrease) increase	(35.7)%	4.3%	99.7%
Total Bulk sales	$10,983	$15,209	$16,123
Total Bulk sales (decrease) increase	(27.8)%	(5.7)%	46.1%

Packaged sales
Spirulina packaged	$5,790	$5,263	$3,717
Spirulina packaged sales increase	10.0%	41.6%	26.9%
Astaxanthin packaged	$12,132	$7,109	$4,791
Astaxanthin packaged sales increase	70.7%	48.4%	68.1%
Total Packaged sales	$17,922	$12,372	$8,508
Total Packaged sales increase	44.9%	45.4%	47.2%

Fiscal 2014 results compared with Fiscal 2013

Net Sales The net sales growth of 4.8% in fiscal 2014 was driven largely by increased demand for BioAstin®, fueled by continued marketing efforts to expand consumer awareness on the health benefits of astaxanthin. Our astaxanthin sales increased 4.7% over the prior year, driven by a 70.7% increase in packaged sales, offset by a 35.7% decrease in bulk sales. This reduction in bulk sales was the result of lower astaxanthin production in the third and fourth quarter and higher demand for packaged products. Our spirulina products also received the benefit of positive marketing efforts on its health benefits and experienced 4.9% growth, driven by a 10% increase in packaged sales and a 2.4% reduction in bulk sales. Both products are sold in bulk form for use worldwide and in consumer packaged goods distributed primarily in the U.S. We will continue to focus on growing the market for our high quality, higher margin consumer products by emphasizing the higher nutritional content of our Hawaiian spirulina and the benefits of our natural astaxanthin over synthetics; however, increased competition may result in the decline of margins in the future.

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

Gross Profit Our gross profit percent of net sales was 0.3% higher than the prior year. In fiscal 2014, decreased astaxanthin production volume impacted gross profit unfavorably by $1.7 million, including abnormal costs of $0.4 million. Comparatively, fiscal 2013 year gross profit was unfavorably impacted by abnormal costs of $1.2 million due to lower spirulina production. A 44.9% increase in sales of our higher margin consumer products was offset by a 27.8% decrease in bulk sales in the current fiscal year.

In fiscal 2014, astaxanthin production levels decreased by 16.5% from the prior year and spirulina production levels increased by 40.0% over the prior year. The decrease in astaxanthin production levels was the result of environmental factors that affected the quantity, but not the quality, of our astaxanthin produced during the third and fourth quarters of fiscal 2014. We have implemented three major initiatives to improve Astaxanthin production. The first is a strain productivity improvement program. In limited full-scale production, productivity has increased +63% and +11% in the two versions tested. The second is focused on increasing the density of algae, which in initial full-scale production is generating 6% more output. The third is a process change which has the potential to reduce the space necessary to produce astaxanthin, protect algae from the elements for a greater portion of the farming process and increase the frequency and volume of output in the early stages of production. We believe these initiatives will increase the level and consistency of production in the near future. The increase in spirulina production levels was driven by recently implemented process changes and additional process equipment for culture media which should help ensure more sustainable production over the long term.

Operating Expenses Operating expenses increased by $2,740,000, or 32%, in 2014 and increased as a percentage of net sales by 8%.   General and Administrative expenses increased $1,735,000, or 37%, due to an increase in legal fees of $1,100,000 (see Item 3 – Legal Proceedings), increases in costs associated with stock option grants to key employees of $64,000 and an increase in compensation costs related to salaries and benefits for new hires and transfers of $340,000. Approximately 66% of the increase in legal fees impacted the fourth quarter. Sales and Marketing expenses increased $794,000, or 22%, as a result of the expansion of our distribution of consumer products. Major components of these costs are a $556,000 increase in advertising and promotion a $166,000 increase in compensation costs related to salary adjustments, benefits and new hires. Research and development expenses increased $211,000, or 82%, due to an $83,000 increase in outside services utilized to increase the production of astaxanthin, a $63,000 increase in compensation costs related to salaries and benefits for new hires and a $69,000 increase in clinical trial expense.

Other Expense Other expense is comprised primarily of interest expense on term loans, amortization of debt issue costs and interest on other financing agreements, offset by a nominal amount of interest earned and miscellaneous sales. The increase of $7,000 in 2014 is primarily due to the new debt acquired in August of 2012.

Income Taxes For fiscal 2014 we recorded an income tax expense of $242,000 compared with an income tax benefit of $2,021,000 for 2013. The 2013 tax benefit was the result of a reduction in the deferred tax valuation allowance and recording of a net deferred tax asset. Our effective tax rate for the year ended March 31, 2014 was 512.7% due to the low pretax income and permanent book to tax difference related to stock option compensation. Our effective tax rate was (92.4%) for the fiscal year ended March 31, 2013. As of March 31, 2014 and 2013, there is no valuation allowance on our net deferred tax asset, which now totals $3,340,000, compared to a $3,539,000 at the end of last year. At March 31, 2014 we had a Federal net operating loss carry forward of $10,908,000 and a state net operating loss of $6,020,000 for Hawaii.

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

Gross Profit Our gross profit percent of net sales remained the same as in fiscal 2012. A 45.4% increase in sales of our higher margin consumer products was offset by a 5.7% decrease in bulk sales. This favorable mix impact was offset by abnormal production costs of $1.2 million that resulted from fixed cost variances from normal production capacity due primarily to lower levels of spirulina production.

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

Operating Expenses Operating expenses increased by $1,788,000, or 25%, in 2013 and increased as a percentage of net sales by 3.5%.   General and Administrative expenses increased $666,000, or 17%, due to an increase in legal fees of $520,000, increases in costs associated with stock option grants to key employees of $233,000 and an increase in compensation costs related to salaries and benefits for new hires and transfers of $195,000, offset by a reduction in bonus expense of $376,000.  Sales and Marketing expenses increased $1,195,000, or 48%, as a result of the expansion of our distribution of consumer products. Major components of these costs are an $811,000 increase in advertising and promotion a $195,000 increase in compensation costs related to salary adjustments, benefits and new hires. Research and development expenses decreased $62,000, or 19%, due to a $32,000 reduction in bonus expense as well as reductions in general operating costs.

Other Expense Other expense is comprised primarily of interest expense on term loans, amortization of debt issue costs and interest on other financing agreements, offset by a nominal amount of interest earned and miscellaneous sales. The increase of $61,000 in 2013 is primarily due to the write off of unamortized debt issue costs related to early payoff of the previous Term Loan.

Income Taxes For fiscal 2013 we recorded an income tax benefit of $2,021,000 compared with an income tax benefit of $779,000 for 2012. The 2013 and 2012 tax benefits are the result of a reduction in the deferred tax valuation allowance and recording of a net deferred tax asset. As a result, our effective tax rate was (92.4)% and (27.3)% for the fiscal years ended March 31, 2013 and 2012, respectively. As of March 31, 2013, there is no valuation allowance on our deferred tax asset, which now totals $3,539,000, compared to a $2,994,000 valuation allowance on gross deferred tax assets of $4,437,000 at the end of last year. At March 31, 2013 we had a Federal net operating loss carry forward of $9,976,000 and a state net operating loss of $6,070,000 for Hawaii.

Liquidity and Capital Resources

Sources of Liquidity As of March 31, 2014, we had $8,898,000 in working capital, compared to $9,306,000 at March 31, 2013. Additionally, at March 31, 2014 and 2013, we had $1,368,000 and $3,360,000, respectively, in restricted cash that will be used to acquire new processing equipment and leasehold improvements. Funds generated by operating activities and available cash and cash equivalents continue to be our most significant sources of liquidity for working capital requirements and for funding of investments in equipment, leasehold improvements and system upgrades. Based upon our current operating plan, analysis of our consolidated financial position and projected future results of operations, we believe that our operating cash flows and existing cash balances will be sufficient to finance current operating requirements and meet debt service and planned capital expenditures, for the next 12 months. We use estimates of future financial results including projected revenue, fund expenses, borrowings, and capital expenditures in reaching our conclusions. Such estimates are subject to change based on future results and such change could cause future results to vary significantly from expected results presented in this Form 10-K. Any significant investments in capital equipment related to capacity expansion may not be able to be funded from operating activities and available cash, and may require additional debt or equity funding.

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

Contractual Obligations

The following table presents our contractual obligations at March 31, 2014 (in thousands):

	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years	Total
Term Loans(1)	$204	$401	$421	$4,441	$5,467
Interest payments(2)	294	556	512	1,841	3,203
Operating Leases(3)	499	838	804	5,126	7,267
Purchase obligations(4)	790	—	—	—	790
Total	$1,787	$1,795	$1,737	$11,408	$16,727

Note: For additional information refer to Note 5, Long-Term Debt and Note 6, Leases in the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

(1)

Includes term loans with a current balance of $5,414,000, secured by substantially all of the assets of the Company. Also includes four equipment loans and an auto loan with a combined current balance of $53,000.

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

Cash Flows The following table summarizes our cash flows from operating, investing and financing activities for each of the past three fiscal years ($ in thousands):

	2014	2013	2012
Total cash is provided by (used in):
Operating activities	$2,149	$1,897	$5,082
Investing activities	(2,125)	(7,254)	(2,029)
Financing activities	(76)	4,660	(54)

Increase (decrease) in cash and cash equivalents	$(52)	$(697)	$2,999

The increase in cash provided by operating activities of $252,000 from the prior year was driven by a $1,332,000 increase in payables due to inventory building and invoices for legal costs received after the end of the year, as well as a $419,000 decrease in accounts receivable due to collections. Offsetting these is an increase in inventory of $1,185,000 and prepaid expenses of $249,000. The decrease in cash provided by operating activities in fiscal 2013 compared to fiscal 2012 was driven largely by the increase in accounts receivable of $1,382,000 due to sales growth, compared to a reduction of $304,000 in fiscal 2012, and the payment of $613,000 in bonuses that were accrued as of the end of fiscal 2012.

Cash used in investing activities decreased in fiscal 2014 compared to fiscal 2013 due to the release of restricted cash used to fund the investment in equipment and leasehold improvements to increase astaxanthin production capacity. Cash used in investing activities increased in fiscal 2013 compared to fiscal 2012 due to the investment in equipment and leasehold improvements to increase astaxanthin production capacity as well as the construction of a new office facility at the Kona headquarters.

Cash used in financing activities during fiscal 2014 consist mainly of the servicing of debt acquired during fiscal 2013. Cash provided by financing activities increased in fiscal 2013 from 2012 due to the receipt of proceeds from new term loans.

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

Revenue - We recognize revenues as goods are shipped to customers and title is transferred. The criteria for recognition of revenue are when persuasive evidence that an arrangement exists and both title and risk of loss have passed to the customer, the price is fixed or determinable, and collectability is reasonably assured. Sales returns and allowances are estimated and recorded as a reduction to sales in the period in which sales are recorded. We record net shipping charges and sales tax in cost of goods sold.

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

Management reviews inventory levels, inventory turnover, product age and product marketability quarterly to evaluate recoverability and determine if a reserve for inventory is deemed necessary. At March 31, 2014 an inventory reserve in the amount of $6,000 has been recognized, compared to $9,000 as of March 31, 2013.

Equipment and leasehold improvements - Equipment and leasehold improvements are reported at cost less accumulated depreciation and amortization. Self-constructed leasehold improvements include design, construction and supervision costs. These costs are recorded in construction in progress and are transferred to equipment and leasehold improvements when construction is completed and the facilities are placed in service. Long-lived assets, such as property, plant and equipment and purchased intangibles subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized to the extent that the carrying amount exceeds the asset’s fair value. We have not recognized any impairment of long lived assets as of March 31, 2014 or 2013.

Stock-Based Compensation - We provide compensation benefits in the form of stock options to employees and non-employee directors. Our stock options are service based, and the cost of stock-based compensation is recorded at fair value at the date of grant and expensed in the consolidated statement of operations over the service period. The fair value of service-based stock option awards is estimated on the date of grant using the Black-Scholes option pricing model and is recognized in expense over the vesting period of the options using the straight-line method. The Black-Scholes option pricing model requires various assumptions, including the expected volatility of our stock, the expected term of the option, the risk-free interest rate and the expected dividend yield. Expected volatility is based on historical volatility of our common stock. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. We recognize compensation expense for only that portion of stock based awards that are expected to vest. We utilize historical employee termination behavior to determine our estimated forfeiture rates. If the actual forfeitures differ from those estimated by management, adjustments to compensation expense will be made in future periods. See Note 8 in the Notes to our consolidated financial statements included in this 10-K.

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

We have two term loans with interest rates that adjust quarterly based on the prime rate. As such, we are exposed to the interest rate risk whereby a 1% increase in the prime rate would lead to an increase of approximately $54,000 in interest expense for the year ending March 31, 2015 (based on March 31, 2014 amounts outstanding).

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Cyanotech Corporation

We have audited the accompanying consolidated balance sheets of Cyanotech Corporation (a Nevada corporation) and subsidiary (the “Company”) as of March 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2014. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cyanotech Corporation and subsidiary as of March 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Grant Thornton LLP

Irvine, California

June 27, 2014

CYANOTECH CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

March 31,

	2014	2013
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$4,312	$4,364
Accounts receivable, net of allowance for doubtful accounts of $6 in 2014 and $6 in 2013	3,347	3,766
Inventories, net	4,876	3,688
Deferred tax assets	216	110
Prepaid expenses and other current assets	339	263
Total current assets	13,090	12,191
Equipment and leasehold improvements, net	11,826	8,835
Restricted cash	1,368	3,360
Deferred tax assets	3,124	3,429
Other assets	902	772
Total assets	$30,310	$28,587

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$204	$128
Customer deposits	30	33
Accounts payable	3,184	1,852
Accrued expenses	774	872
Total current liabilities	4,192	2,885
Long-term debt, less current maturities	5,263	5,454
Deferred rent	8	21
Total liabilities	9,463	8,360
Commitments and contingencies
Stockholders’ equity:
Common stock of $0.02 par value, authorized 50,000,000 shares; issued and outstanding 5,488,038 shares at March 31, 2014 and 5,463,938 shares at March 31, 2013	110	109
Additional paid-in capital	29,891	29,077
Accumulated deficit	(9,154)	(8,959)
Total stockholders’ equity	20,847	20,227
Total liabilities and stockholders’ equity	$30,310	$28,587

See accompanying notes to consolidated financial statements

CYANOTECH CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

Year ended March 31,

	2014	2013	2012
	(in thousands, except per share data)

Net sales	$28,905	$27,581	$24,631
Cost of sales	17,341	16,623	14,857
Gross profit	11,564	10,958	9,774
Operating expenses:
General and administrative	6,415	4,680	4,014
Sales and marketing	4,469	3,675	2,480
Research and development	469	258	320
Loss on disposal of equipment and leasehold improvements	46	46	57
Total operating expense	11,399	8,659	6,871
Income from operations	165	2,299	2,903
Other income (expense):
Loss on extinguishment of debt	—	(51)	—
Interest expense, net	(118)	(60)	(55)
Other income, net	—	—	5
Total other expense, net	(118)	(111)	(50)
Income before income tax (expense) benefit	47	2,188	2,853
Income tax (expense) benefit	(242)	2,021	779
Net income (loss)	$(195)	$4,209	$3,632
Net income (loss) per share:
Basic	$(0.04)	$0.77	$0.67
Diluted	$(0.03)	$0.74	$0.66
Shares used in calculation of net income (loss) per share:
Basic	5,478	5,455	5,414
Diluted	5,661	5,655	5,534

See accompanying notes to consolidated financial statements

CYANOTECH CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended March 31, 2014, 2013 and 2012

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	(in thousands, except share data)

Balances at March 31, 2011	5,395,168	$108	$27,803	$(16,800)	$11,111
Issuances of common stock for Director Stock Grants	8,000	—	30	—	30
Issuance of common stock for exercise of stock options for cash	37,800	1	68	—	69
Compensation expense related to stock options	—	—	423	—	423
Net income	—	—	—	3,632	3,632
Balances at March 31, 2012	5,440,968	109	28,324	(13,168)	15,265
Issuances of common stock for Director Stock Grants	13,000	—	74	—	74
Issuance of common stock for exercise of stock options for cash	9,970	—	23	—	23
Compensation expense related to stock options	—	—	656	—	656
Net income	—	—	—	4,209	4,209
Balances at March 31, 2013	5,463,938	109	29,077	(8,959)	20,227
Issuances of common stock for Director Stock Grants	9,000	1	50	—	51
Issuance of common stock for exercise of stock options for cash	15,100	—	36	—	36
Compensation expense related to stock options	—	—	728	—	728
Net loss	—	—	—	(195)	(195)
Balances at March 31, 2014	5,488,038	$110	$29,891	$(9,154)	$20,847

See accompanying notes to consolidated financial statements

CYANOTECH CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended March 31,

	2014	2013	2012
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(195)	$4,209	$3,632
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Loss on extinguishment of debt	—	51	—
Loss on disposal of equipment and leasehold improvements	46	46	57
Depreciation and amortization	1,086	847	695
Amortization of debt issue costs and other assets	43	94	42
Share based compensation expense	770	730	453
Reduction of allowance for doubtful accounts	—	(10)	(36)
Reduction of inventory reserve	(3)	(32)	(107)
Deferred income tax expense (benefit)	199	(2,095)	(892)
Net (increase) decrease in assets:
Accounts receivable	419	(1,382)	304
Inventories	(1,185)	(108)	186
Prepaid expenses and other assets	(249)	(92)	(399)
Net increase (decrease) in liabilities:
Customer deposits	(3)	(16)	(66)
Accounts payable	1,332	126	672
Accrued expenses	(98)	(480)	529
Deferred rent	(13)	9	12
Net cash provided by operating activities	2,149	1,897	5,082

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in equipment and leasehold improvements	(4,117)	(3,894)	(2,029)
Proceeds from (investment in) restricted cash	1,992	(3,360)	—
Net cash used in investing activities	(2,125)	(7,254)	(2,029)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock and exercise of stock options	40	23	69
Proceeds from long-term debt, net of costs	—	5,531	95
Principal payments on long-term debt	(116)	(635)	(218)
Payments for debt issuance costs	—	(259)	—
Net cash (used in) provided by financing activities	(76)	4,660	(54)
Net (decrease) increase in cash and cash equivalents	(52)	(697)	2,999
Cash and cash equivalents at beginning of year	4,364	5,061	2,062
Cash and cash equivalents at end of year	$4,312	$4,364	$5,061

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$259	$117	$59
Income taxes	$132	$73	$115

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

Level 2—Inputs to the valuation methodology include:

●	Quoted prices for similar assets or liabilities in active markets;

●	Quoted prices for identical or similar assets or liabilities in inactive markets;

●	Inputs other than quoted prices that are observable for the asset or liability; and

●	Inputs that are derived principally from or corroborated by observable market data by correlation or other means.

If the asset or liability has a specified (contractual) term, the Level 2 input must be observable for substantially the full term of the asset or liability.

Level 3—Inputs to the valuation methodology are unobservable and significant to the fair value.

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

Concentration of credit risk

The Company maintains its cash accounts with several banks located in Hawaii. The total cash balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per bank. The Company had cash balances at March 31, 2014 that exceeded the balance insured by the FDIC by $5,225,000. No individual customer accounted for more than 10% of accounts receivable or revenue at March 31, 2014 and 2013.

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

Management provides a reserve against inventory for known or expected inventory obsolescence. The reserve is determined by specific review of inventory items for product age and quality which may affect salability. At March 31, 2014 and 2013 the inventory reserve was $6,000 and $9,000, respectively.

The Company recognizes abnormal production costs, including fixed cost variances from normal production capacity, as an expense in the period incurred. Abnormal amounts of freight, handling costs and wasted material (spoilage) are recognized as current period charges and fixed production overhead costs are allocated to inventory based on the normal capacity of production facilities. Normal capacity is defined as “the production expected to be achieved over a number of periods or seasons under normal circumstances, taking into account the loss of capacity resulting from planned maintenance.” The Company expensed abnormal production costs of $306,000, $1,157,000 and $1,174,000 to cost of sales for the fiscal years ended March 31, 2014, 2013 and 2012, respectively. Non-inventoriable fixed costs were $91,000, $94,000 and $53,000 for the fiscal years ended March 31, 2014, 2013 and 2012, respectively, and have been classified in cost of sales.

Equipment and Leasehold Improvements, net

Equipment and leasehold improvements are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives for equipment and furniture and fixtures, and the shorter of the land lease term (see Notes 3 and 7) or estimated useful lives for leasehold improvements as follows:

Equipment (in years)	3	to	10
Furniture and fixtures (in years)	3	to	7
Leasehold improvements (in years)	10	to	25

Capital project costs are accumulated in construction in-progress until completed, at which time the costs are transferred to the relevant asset and commence depreciation. Repair and maintenance cost are expensed in the period incurred. Repairs and maintenance that significantly increase the useful life or value of the asset are capitalized and depreciated over the remaining life of the asset. The Company capitalizes interest cost incurred on funds used to construct property, plant, and equipment. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life. Interest cost capitalized was $199,000 and $54,000 for the fiscal years ended March 31, 2014 and, 2013. No interest was capitalized in fiscal year 2012.

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

Accounting for Asset Retirement Obligations

Management evaluates quarterly the potential liability for asset retirement obligations under the Company’s lease for its principal facility and corporate headquarters. No liability has been recognized as of March 31, 2014 and 2013 (see Note 7).

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

Research and Development

Research and development costs are expensed as incurred and consistent primarily of labor, benefits and outside research.

Advertising

Advertising costs are expensed as incurred. Total advertising expense for the years ended March 31, 2014, 2013 and 2012 was $1,126,000, $575,000 and $320,000, respectively.

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

In evaluating a tax position for recognition, management evaluates whether it is more-likely-than-not that a position will be sustained upon examination, including resolution of related appeals or litigation processes, based on the technical merits of the position. If the tax position meets the more-likely-than-not recognition threshold, the tax position is measured and recognized in the Company’s financial statements as the largest amount of tax benefit that, in management’s judgment, is greater than 50% likely of being realized upon settlement. As of March 31, 2014 and 2013, there was no significant liability for income tax associated with unrecognized tax benefits.

The Company recognizes accrued interest related to unrecognized tax benefits as well as any related penalties in interest expense in its condensed consolidated statements of operations. As of the date of adoption and during the years ended March 31, 2014, and 2013, there was no accrual for the payment of interest and penalties related to uncertain tax positions.

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

Per Share Amounts

Basic earnings per common share is calculated by dividing net income for the year by the weighted average number of common shares outstanding during the year. Diluted earnings per common share is calculated by dividing net income for the year by the sum of the weighted average number of common shares outstanding during the year plus the number of potentially dilutive common shares (“dilutive securities”) that were outstanding during the year. Dilutive securities include options granted pursuant to the Company’s stock option plans, potential shares related to the Employee Stock Purchase Plan and Restricted Stock grants to employees and non-employees. Dilutive securities related to the Company’s stock option plans are included in the calculation of diluted earnings per common share using the treasury stock method. Potentially dilutive securities are excluded from the computation of earnings per share in periods in which a net loss is reported, as their effect would be antidilutive. A reconciliation of the numerators and denominators of the basic and diluted earnings per common share calculations for the years ended March 31, 2014, 2013 and 2012 is presented in Note 10.

Note 2 Inventories, net

Inventories consist of the following as of March 31, 2014 and 2013:

	2014	2013
	(in thousands)
Raw materials	$1,411	$932
Work in process	337	330
Finished goods(1)	2,847	2,164
Supplies	281	262
	$4,876	$3,688

(1)	Net of reserve for obsolescence of $6,000 and $9,000 at March 31, 2014 and 2013, respectively.

Note 3 Equipment and Leasehold Improvements, net

Equipment and leasehold improvements consists of the following as of March 31, 2014 and 2013:

	2014	2013
	(in thousands)
Equipment(1)	$8,840	$7,455
Leasehold improvements	9,756	8,313
Furniture and fixtures	291	208
	18,887	15,976
Less accumulated depreciation and amortization	(11,393)	(10,496)
Construction in-progress	4,332	3,355
	$11,826	$8,835

(1)	Includes $97,000 of equipment under capital lease at March 31, 2013, with accumulated amortization of $58,000.

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. No such event occurred during the fiscal years ended March 31, 2014, 2013 and 2012. The Company recognized a loss on disposal of equipment and leasehold improvements in the amount of $46,000, $46,000 and $57,000 in fiscal 2014, 2013 and 2012 respectively. Depreciation and amortization expense was $1,086,000, $847,000 and $695,000 for the years ended March 31, 2014, 2013 and 2012, respectively.

Note 4 Accrued Expenses

Components of accrued expenses as of March 31, 2014 and 2013 are as follows:

	2014	2013
	(in thousands)
Wages, commissions and profit sharing	$582	$623
Customer rebates	55	109
Other accrued expenses	137	140
	$774	$872

Note 5 Long-Term Debt

Long-term debt consists of the following as of March 31, 2014 and 2013 as follows:

	2014	2013
	(in thousands)
Long-term debt	$5,467	$5,582
Less current maturities	(204)	(128)
Long-term debt, excluding current maturities	$5,263	$5,454

Term Loans

The Company executed a loan agreement with a lender providing for $5,500,000 in aggregate credit facilities (the “Loan”) secured by substantially all the Company’s assets, including a mortgage on the Company's interest in its lease at the National Energy Laboratory of Hawaii Authority, pursuant to a Term Loan Agreement dated August 14, 2012 (the “Loan Agreement”). The Loan Agreement is evidenced by promissory notes in the amounts of $2,250,000 and $3,250,000, the repayment of which is partially guaranteed under the provisions of a United States Department of Agriculture (“USDA”) Rural Development Guarantee program (the “Guarantees”). The proceeds of the Loan will be used to acquire new processing equipment and leasehold improvements at its Kona, Hawaii facility.

The provisions of the Loan require the payment of interest only for the first 12 months of the term; thereafter, and until its maturity on August 14, 2032, the obligation fully amortizes over nineteen (19) years. Interest on the Loan accrues on the outstanding principal balance at an annual variable rate equal to the published Wall Street Journal prime rate (3.25% at March 31, 2014) plus 1.0% and is adjustable on the first day of each calendar quarter and fixed for that quarter. At no time shall the annual interest rate be less than 5.50%. The Loan has a prepayment penalty of 5% for any prepayment made prior to the first anniversary of the date of the Loan Agreement, which penalty is reduced by 1% each year thereafter until the fifth anniversary of such date, after which there is no prepayment penalty. The balance under this Loan was $5,414,000 and $5,500,000 at March 31, 2014 and 2013, respectively. Proceeds from the Loan are classified as restricted cash until drawn upon to acquire new processing equipment and leasehold improvements.

The Loan includes a one-time origination and guaranty fees totaling $214,500 and an annual renewal fee payable in the amount of 0.25% of the USDA guaranteed portion of the outstanding principal balance as of December 31 of each year, beginning December 31, 2012. The USDA has guaranteed 80% of all amounts owing under the Loan. The Company is subject to financial covenants and customary affirmative and negative covenants. The Company was in compliance with these financial covenants at March 31, 2014.

The Company has three equipment loans with John Deere credit providing for $103,000 in equipment financing; these loans are payable in 48 equal monthly principal payments. At March 31, 2014 and 2013, the total outstanding combined balance was approximately $42,000 and $66,000, respectively. The equipment loans mature at various dates between May 2015 and June 2016. The loans are at a 0% rate of interest and are net of unamortized discount of $1,000 and $2,000 at March 31, 2014 and 2013, respectively.

In September 2011, the Company executed a Term Loan Agreement with Nissan Motor Acceptance Corporation providing for $23,000 in equipment financing, secured by the equipment. The Term Loan has a maturity date of September 13, 2016 and is payable in 60 equal monthly principal payments. The interest rate under this Term Loan is 0%. Imputed interest at a rate of 2% (cash discount offered by seller) has been recorded and is being amortized as interest over the term of the loan. The balance outstanding under the Term Loan was $12,000 and $15,000 at March 31, 2014 and 2013, respectively, less the unamortized discount of $300 and $600 at March 31, 2014 and 2013, respectively.

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

Future principal payments under the loan agreements as of March 31, 2014 are as follows:

Year ending March 31	(in thousands)
2015	$204
2016	203
2017	198
2018	205
2019	216
Thereafter	4,441
Total principal payments	$5,467

Note 6 Leases

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

The Company leases facilities, equipment and land under operating leases expiring through 2035. The land lease provides for contingent rentals in excess of minimum rental commitments based on a percentage of the Company’s sales. Contingent rental payments for the years ended March 31, 2014, 2013 and 2012 were $65,000, $75,000 and $188,000, respectively.

Future minimum lease payments under non-cancelable operating leases at March 31, 2014 are as follows:

Year ending March 31	(in thousands)
2015	$499
2016	429
2017	408
2018	402
2019	402
Thereafter	5,127
Total minimum lease payments	$7,267

Rent expense, including contingent rent, under operating leases amounted to $578,000, $602,000 and $509,000 for the years ended March 31, 2014, 2013 and 2012, respectively.

Note 7 Commitments and Contingencies

On September 12, 2012, the Company entered into an agreement with ThyssenKrupp Industrial Solutions (USA), Inc. (“TKIS”), formerly Uhde Corporation of America, for the purchase of supercritical carbon dioxide extraction equipment to be used in the processing of its natural astaxanthin (“Equipment”). Pursuant to the terms of the agreement, TKIS will build, ship and provide assistance in installing the Equipment. The Equipment, which was originally scheduled for delivery approximately 14 months from the date of the agreement, is now scheduled for a delivery in the second quarter of the next fiscal year. The Company will pay TKIS an aggregate of $3,222,000 for the equipment and services, of which $645,000 remains unpaid as of March 31, 2014. Progress payments through March 31, 2014 of $2,577,000 have been classified in construction in progress in the consolidated balance sheet.

We have previously disclosed the negative effect of the legal costs of one pending patent lawsuit against the Company and a related administrative proceeding initiated by the Company to challenge the validity of the patent which is the subject of the lawsuit.6 Due to extensive discovery, including multiple depositions on the patent matters described below, our legal costs grew significantly in the fourth quarter of this fiscal year (see Risk Factors, page 9, and discussion of increase in Operating Expenses, pages 16-17).

Patent claims by their nature are typically complex. When they involve issues of science requiring expert witness testimony intertwined with patent laws, regulations and the Manual of Patent Examining Procedure, as well as development of the underlying facts, litigants, like the Company, can incur significant legal costs and be forced to divert management time and focus to such litigation.

6            Form 8-K, Item 8.01 – Other Events, dated June 30, 2013 (filed August 26, 2013); and Forms 10-Q for the quarter ended September 30, 2013 (see Item 2 – Management’s Discussion and Analysis, Operating Expenses, page 16); and Form 10-Q/A (filed February 14, 2014) for the quarter ended December 31, 2013 (see Item 2 – Management’s Discussion and Analysis, Operating Expenses, page 16).

Patent litigation and Inter Partes Review matters:

On June 29, 2012, U.S.Nutraceuticals LLC, d/b/a Valensa International [“Valensa”] and The Board of Trustees of the University of Illinois [the “Patent Owner”] filed a lawsuit against Cyanotech Corporation and Nutrex Hawaii, Inc. in the U.S. District Court for the Middle District of Florida, Ocala Division (the “Litigation”) primarily alleging infringement of U.S. patent no. 5,527,533 2 (the “’533 Patent” or “Patent”).

In an effort by the Company to accelerate a determination of the invalidity of the ‘533 Patent, the Company petitioned the Patent Trial and Appeal Board (“PTAB”) of the U. S. Patent and Trademark Office on June 28 and 29, 2013 to conduct an administrative review of the validity of the ‘533 Patent, as challenged in our Petition; PTAB instituted an Inter Partes Review of 18 of the 27 Claims within the ‘533 Patent on December 19, 2013 (“IPR”). The Patent Owner is the respondent in the IPR.

(a) Factual Basis: (i) The product involved in the Litigation and the Inter Partes Review is a natural health supplement called astaxanthin (“Astaxanthin”) which the Company grows and harvests, and in different forms markets, and sells to wholesalers, retailers and consumers. Valensa is Patent Owner’s licensee of certain rights under the ‘533 Patent and was one of the Company’s domestic wholesale customers for several years until the expiration of its supply contract with us and after it was given a 12-month notice in December 2011 that our Company would no longer sell bulk product to Valensa and to other domestic bulk customers. Valensa manufactures, markets and sells products containing Astaxanthin to wholesalers and retailers.

(ii) All Claims within the ‘533 Patent are “method of treating” claims. The ‘533 Patent is generally described in the “Field of Invention” section as a method for retarding and ameliorating certain specified diseases, injuries or damage (“condition”) by administering a therapeutically-effective amount of Astaxanthin to an individual suffering from the condition. The ‘533 Patent includes 27 Claims pertaining to: retinal damage; retinal injury; neuronal damage to a retina; age-related macular degeneration; ischemic or intraocular pressure-related disease of a retina; inflammatory disease of a retina; a free radical-induced injury to the central nervous system or comprised of a traumatic or an ischemic injury; a degenerative disease; or a degenerative central nervous system disease of a brain or spinal cord. Patent Owner and Valensa assert that all 27 Claims under the ‘533 Patent are valid. The Company asserts that all 27 Claims are invalid and therefore the entire ‘533 Patent is invalid.

(iii) Patent Owner and Valensa allege in the Litigation, but the Company denies, that the scope of the ‘533 Patent method claims extends to, and its 27 Claims apply to, our manufacturing, marketing and sales of Astaxanthin as a nutritional supplement. Patent Owner and Valensa allege, but the Company denies, that the Claims of the ‘533 Patent broadly cover “eye health,” although those particular words do not appear in the ‘533 Patent. The Company alleges that whether one or all Claims within the ‘533 Patent are determined to be valid, no Claim was infringed by any of our manufacturing, marketing or sales of Astaxanthin products and we have not induced anyone to infringe the Patent.

(b) Relief Sought by Patent Owner and Valensa: (i) a declaration of patent infringement; (ii) a declaration that the patent infringement was intentional; (iii) a preliminary and a permanent injunction barring us and our employees and affiliates from infringing the ‘533 Patent 8; (iv) damages for infringement, plus interest and plus treble damages for willful infringement; (v) an award of attorneys’ fees and costs of suit, plus interest; and (vi) any further relief awarded by the Court.

(c) Relief Sought by Company: (i) a declaration of invalidity and unenforceability based on original patentability or on patent misuse; (ii) a declaration of non-infringement; (iii) a declaration of unfair competition under Hawaii law and under the Federal Lanham Act; (iv) a determination that this case is exceptional , thereby entitling the Company to recover its attorneys’ fees; (v) an award of compensatory damages to Company; (vi) an award of statutory damages under Hawaii law; (vii) an order that Patent Owner and Valensa pay over all of their unlawful profits to Company; (viii) an order to Patent Owner and Valensa to destroy all materials (e.g., advertising materials) in the possession or control of either Patent Owner and Valensa which have been determined to be false; (ix) an injunction against Patent Owner and Valensa from continuing any methods of competition declared to be in violation of Hawaii law or the Lanham Act; and (x) any further relief awarded by the Court.

The Court records of the Litigation9 and the filings in the Inter Partes Review10 can be found as indicated in the respective footnotes. An oral hearing is scheduled before PTAB on July 16, 2014; PTAB’s decision is expected prior to December 19, 2014. The trial in the Litigation is currently scheduled for March 2, 2015.

Note 8 Share-Based Compensation

Stock Options

As of March 31, 2014, the Company had the following two shareholder approved stock plans under which shares were available for equity based awards: The 2005 Stock Option Plan (the “2005 Plan”) wherein 2,075,000 shares of common stock are reserved for issuance until the Plan terminates on August 21, 2015, and The Independent Director Stock Option and Stock Grant Plan (the “2004 Directors Plan”) wherein 200,000 shares of common stock are reserved for issuance until the plan terminates in 2014.

Under the 2005 Plan, eligible employees and certain independent consultants may be granted options to purchase shares of the Company’s common stock. The shares issuable under the 2005 Plan will either be shares of the Company’s authorized but previously unissued common stock or shares reacquired by the Company, including shares purchased on the open market. As of March 31, 2014, there were 422,928 shares available for grant under the 2005 Plan.

7            The “533 Patent was granted on June 16, 1996; it expires on October 27, 2014.

8            The Patent expires in October 2014 and, accordingly, the claims for prospective injunctive relief will be rendered moot at that time.

9            See: U.S. District Court for the Middle District of  Florida, Case No. 5:12-cv-366, the public files for which are available at www.pacer.gov by referencing the Middle District of Florida and the specific Case No. 5:12 CV 366, although access is subject to government charges for such access.

10          See: the Patent Trial and Appeal Board of the U.S. Patent and Trademark Office, the public files for which are available at https://ptabtrials.uspto.gov/ by entering “5527533” in the block for “Patent Number” and then clicking “Search.”

Under the 2004 Directors Plan, upon election to the Board of Directors at an annual stockholders meeting, a newly elected non-employee director will be granted a ten-year option to purchase 6,000 shares of the Company’s common stock. Options vest and become exercisable six months from the date of grant. In addition, on the date of each annual stockholders meeting, each non-employee director continuing in office is automatically issued 4,000 shares of the Company’s common stock, and an additional 1,000 shares to the director serving as Chairman of the Board, non-transferable for six months following the date of grant. As of March 31, 2014, there were 121,123 shares available for grant under the 2004 Directors Plan.

The following table presents shares authorized, available for future grant and outstanding under each of the Company’s plans:

	As of March 31, 2014
	Authorized	Available	Outstanding

2005 Plan	2,075,000	422,928	1,457,306
2004 Directors Plan	200,000	121,123	12,000
Total	2,275,000	544,051	1,469,306

All stock option grants made under the 2005 Plan and the 2004 Directors Plan were issued at exercise prices no less than the Company’s closing stock price on the date of grant. Options under the 2005 Plan and 2004 Directors Plan were determined by the Board of Directors or the Stock Option and Compensation Committee of the Board in accordance with the provisions of the respective plans. The terms of each option grant include vesting, exercise, and other conditions are set forth in a Stock Option Agreement evidencing each grant. No option can have a life in excess of ten (10) years. The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model. The model requires various assumptions, including a risk-free interest rate, the expected term of the options, the expected stock price volatility over the expected term of the options, and the expected dividend yield. Compensation expense for employee stock options is recognized ratably over the vesting term. Compensation expense recognized for options issued under the 2005 Plan was $715,000, $653,000 and $407,000 for the years ended March 31, 2014, 2013 and 2012, respectively. Independent Director compensation expense of $55,000, $77,000 and $46,000 was recognized under the 2004 Directors Plan for the years ended March 31, 2014, 2013 and 2012, respectively. All stock-based compensation has been classified as general and administrative expense in the consolidated statement of operations.

A summary of option activity under the Company’s stock plans for the years ended March 31, 2014, 2013 and 2012 is presented below:

Option Activity	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at March 31, 2011	426,650	$2.49	8.8	$395,693
Granted	922,516	$3.87
Exercised	(37,800)	$1.82
Forfeited or Expired	(59,450)	$2.14
Expired	(750)	$4.20
Outstanding at March 31, 2012	1,251,166	$3.54	9.0	$8,243,956
Granted	258,000	$6.30
Exercised	(9,970)	$2.34
Forfeited	(3,340)	$3.21
Outstanding at March 31, 2013	1,495,856	$4.03	8.3	$1,174,810
Granted	6,000	$5.56
Exercised	(15,100)	$2.43
Forfeited	(17,450)	$4.53
Outstanding at March 31, 2014	1,469,306	$4.04	7.3	$2,034,303
Exercisable at March 31, 2014	618,240	$3.47	6.9	$1,141,552

The aggregate intrinsic value in the table above is before applicable income taxes and represents the excess amount over the exercise price optionees would have received if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price of $5.24 for such day. The total intrinsic value of stock options exercised during fiscal years 2014, 2013 and 2012 were $51,000, $37,000 and $147,000, respectively.

A summary of the Company’s non-vested options for the year ended March 31, 2014 is presented below:

Nonvested Options	Shares	Weighted Average Grant-Date Fair Value
Nonvested at March 31, 2013	1,157,566	$3.05
Granted	6,000	0.84
Vested	(301,650)	2.53
Forfeited	(10,850)	3.00
Nonvested at March 31, 2014	851,066	$3.22

The weighted average grant-date fair value of stock options granted during fiscal years 2014, 2013 and 2012 was $5,000, $1,124,000 and $2,258,000, respectively. The total grant-date fair values of stock options that vested during fiscal years 2014, 2013 and 2012 were $763,000, $434,000 and $234,000, respectively.

The following table summarizes the weighted average characteristics of outstanding stock options as of March 31, 2014:

			Outstanding Options			Exercisable Options
Range of Exercise Prices			Number of Shares	Remaining Life (Years)	Weighted Average Price	Number of Shares	Weighted Average Price
$1.60	-	$3.70	429,150	6.5	$2.93	388,830	$2.86
$3.71	-	$4.42	729,156	7.4	$3.82	150,160	$3.82
$4.43	-	$5.40	72,500	7.9	$5.17	27,500	$5.18
$5.41	-	$7.08	238,500	8.3	$6.38	51,750	$6.16
Total stock options			1,469,306	7.3	$4.04	618,240	$3.47

The range of fair value assumptions related to options granted during the years ended March 31, 2014, 2013 and 2012 were as follows:

	2014	2013	2012
Exercise Price	$5.56	$5.26 -7.08	$3.58-5.40
Volatility	38.00%	78.26-80.39%	56.18-78.61%
Risk Free Rate	0.14%	0.85- 0.93%	0.09-2.25%
Vesting Period	6 months	5-7 years	0-5 years
Forfeiture Rate	0.00%	7.66-9.00%	0-16.88%
Expected Life (in years)	1.00	6.25	0.25-8.25
Dividend Rate	0%	0%	0%

As of March 31, 2014, total unrecognized stock-based compensation expense related to all unvested stock options was $1,976,000, which is expected to be expensed over a weighted average period of 3.6 years.

Note 9 Common and Preferred Stock

The Company has authorized a total of sixty million shares of which fifty million shares are authorized common stock and   ten million shares are authorized preferred stock. None of the preferred stock was issued or outstanding at March 31, 2014 and 2013. Under the terms of the Company’s Amended and Restated Articles of Incorporation, the Board of Directors are authorized to determine or alter the rights, preferences, privileges and restrictions of the Company’s authorized but unissued shares of preferred stock.

Note 10 Earnings Per Share

Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the potentially dilutive effect of outstanding stock options and warrants using the treasury stock method.

Reconciliations between the numerator and the denominator of the basic and diluted earnings per share computations for the years ended March 31, 2014, 2013 and 2012 are as follows:

	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except per share amounts)
Year ended March 31, 2014:
Basic loss per share	$(195)	5,478	$(0.04)
Effective dilutive securities— Common stock options	—	183	0.01
Diluted income per share	$(195)	5,661	$(0.03)
Year ended March 31, 2013:
Basic income per share	$4,209	5,455	$0.77
Effective dilutive securities— Common stock options	—	200	(.03)
Diluted income per share	$4,209	5,655	$0.74
Year ended March 31, 2012:
Basic and diluted loss per share	$3,632	5,414	$0.67
Effective dilutive securities— Common stock options	—	120	(.01)
Diluted income per share	$3,632	5,534	$0.66

Diluted earnings per share does not include the impact of common stock options totaling 725,000, 696,000 and 918,000 for the fiscal years ending March 31, 2014, 2013 and 2012, respectively, as the effect of their inclusion would be anti-dilutive.

Note 11 Profit Sharing Plan and 401k Plan

The Company sponsors a profit sharing plan for all employees not covered under a separate management incentive plan. Under the profit sharing plan, a percentage determined by the Board of Directors of pre-tax profits on a quarterly basis may be allocated to non-management employees at management’s discretion. The profit sharing bonus may be distributed all in cash on an after-tax basis or distributed half in cash (on an after-tax basis) and the remainder deposited in an employee’s 401(k) account on a pre-tax basis. Employees may also make voluntary pre-tax contributions to their 401(k) accounts. Compensation expense under this plan was approximately $17,000, $115,000 and $146,000 for the fiscal years ended March 31, 2014, 2013 and 2012, respectively. Additionally, the Company makes a retirement contribution to all employees individual 401(k) accounts equal to two percent of each employee’s base pay for each bi-weekly pay period on a pre-tax basis. Retirement expense under this plan was approximately $110,000, $90,000 and $70,000 for fiscal years ended March 31, 2014, 2013 and 2012, respectively.

Note 12 Major Customers and Geographic Information

Net sales by product line for the years 2014, 2013 and 2012 are as follows:

	2014	2013	2012
	(in thousands)
Net sales:
Spirulina products	$9,297	$8,863	$8, 701
Natural astaxanthin products
BioAstin®	19,598	18,713	15,912
Other products	10	5	18
	$28,905	$27,581	$24,631

There were no individual customers at or above 10% of our total net sales for fiscal years 2014, 2013 and 2012, respectively.

The following table presents sales for the years 2014, 2013 and 2012 by geographic region:

	2014		2013		2012
	(dollars in thousands)
Net sales(1):
United States	$18,155	63%	$17,386	63%	$16,430	67%
Europe	5,164	18%	5,442	20%	4,458	18%
Asia / Pacific	3,106	10%	2,754	10%	1,807	7%
Other	2,480	9%	1,999	9%	1,936	8%
	$28,905	100%	$27,581	100%	$24,631	100%

(1)	Net sales are attributed to countries based on location of customer.

Note 13 Income Taxes

Income tax benefit (expense) for the years ended March 31, 2014, 2013 and 2012 consisted of:

	2014	2013	2012
	(in thousands)
Current:
Federal	$20	$(53)	$(66)
State	(63)	(21)	(47)
Total current	(43)	(74)	(113)
Deferred:
Federal	(141)	1,894	859
State	(58)	201	33
Total deferred	(199)	2,095	892
Income tax (expense) benefit	$(242)	$2,021	$779

The following table reconciles the amount of income taxes computed at the federal statutory rate of 34%, for all periods presented, to the amount reflected in the Company’s consolidated statements of operations for the years ended March 31, 2014, 2013 and 2012:

	2014	2013	2012
	(in thousands)
Tax provision at federal statutory income tax rate	$(16)	$(744)	$(970)
State income taxes benefit (expense), net of federal income tax effect	(39)	(130)	(68)
Decrease in valuation allowance for utilization of deferred tax assets	—	1,082	1,100
Reduction in valuation allowance	—	1,912	892
Stock based compensation	(199)	(201)	(97)
State rate adjustment	(41)	—	—
R&D credit	24	—	—
Other, net	29	102	(78)
Income tax (expense) benefit	$(242)	$2,021	$779

The tax effects of temporary differences related to various assets, liabilities and carry forwards that give rise to deferred tax assets and deferred tax liabilities as of March 31, 2014 and 2013 are as follows:

	2014	2013
	(in thousands)
Deferred tax assets:
Net operating loss carry forwards	$3,938	$3,674
Compensation accrual	189	134
Inventory differences	95	14
Tax credit carry forwards	171	156
Other	20	12
Gross deferred tax assets	4,413	3,990
Less valuation allowance	—	—
Net deferred tax assets	4,413	3,990
Deferred tax liability: Depreciation and amortization	(1,073)	(451)
Net deferred tax assets	$3,340	$3,539

In assessing the valuation allowance for deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. As of March 31, 2013 management had reduced the valuation allowance against deferred tax assets based on a review of historical taxable income and future expectations. As of March 31, 2014, based upon several years of historical taxable income and expectations for future taxable income over the periods in which net deferred tax assets are deductible, management believes it is more likely than not the Company will realize its gross deferred tax assets before they expire. The amount of the deferred tax assets considered realizable, however, could change if estimates of future taxable income during the carry forward period change.

At March 31, 2014, the Company has net operating loss carry forwards and tax credit carry forwards available to offset future federal income tax as follows (in thousands):

Expires March 31,	Net Operating Losses	Research and Experimentation Tax Credits
2020	$—	8
2021	1,002	2
2022	3,161	—
2023	1,863	1
2026	159	—
2027	2,665	1
2028	1,612	16
2029	—	24
2031	389	—
2033	2	—
2034	55	—
	$10,908	$52

In addition, at March 31, 2014, the Company has alternative minimum tax credit carry forwards of approximately $120,000 available to reduce future federal regular income taxes over an indefinite period.

At March 31, 2014, the Company has state tax net operating loss carry forwards available to offset future Hawaii state taxable income of $6,020,000. These carry forwards expire March 31, 2016 through 2031.

The following represents the open tax years and jurisdictions that the Company used in its evaluation of tax positions:

Open tax years ending March 31,			Jurisdiction
2011	-	2014	U.S. Federal
2011	-	2014	State of Hawaii
2010	-	2014	State of California

Note 14 Selected Quarterly Financial Data (Unaudited)

	First Quarter(1)	Second Quarter(1)	Third Quarter(1)	Fourth Quarter (1)(2)	Year
	(in thousands, except per share data)
2014
Net sales	$6,909	$7,299	$7,438	$7,259	$28,905
Gross profit	2,852	2,993	3,145	2,574	11,564
Net income (loss)	30	106	36	(367)	(195)
Net income (loss) per share
Basic	0.01	0.02	0.01	(0.07)	(0.04)
Diluted	0.01	0.02	0.01	(0.06)	(0.03)

2013
Net sales	$6,506	$6,936	$7,242	$6,897	$27,581
Gross profit	2,574	2,812	2,865	2,707	10,958
Net income	493	476	607	2,633	4,209
Net income per share
Basic	0.09	0.09	0.11	0.48	0.77
Diluted	0.08	0.08	0.11	0.47	0.74

(1)

The third and fourth quarters of 2014 include abnormal costs of $44,000 and $353,000, respectively. The first, second, third and fourth quarters of 2013 include abnormal production costs of $233,000, $481,000, $161,000 and $282,000, respectively.

(2)	The fourth quarter of 2013 includes the tax benefit of $1,912,000, due to reduction in valuation allowance of deferred tax assets.

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

Management’s Report on Internal Control over Financial Reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management evaluated the effectiveness of our internal control over financial reporting as of March 31, 2014. This assessment was based on the framework in 1992 Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, using those criteria, management concluded that our internal control over financial reporting was effective as of March 31, 2014.

Changes in Internal Control over Financial Reporting.

During Fiscal 2014, the Company engaged the services of an outside firm to prepare the provision for income taxes. There have not been any other changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

Not applicable

PART III

Item 10. Directors, Executive Officers of the Registrant and Corporate Governance

Information with respect to Directors may be found under captions “Proposal One: Election of Directors,” “Board Meetings and Committees,” “Director Compensation,” “Security Ownership of Certain Beneficial Owners and Management: and “Compliance with Section 16(a) of the Exchange Act” contained in Cyanotech’s definitive 2014 Proxy Statement. Information on Executive Officers may be found under the caption “Executive Officers” contained in Cyanotech’s definitive 2014 Proxy Statement.

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

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference from the sections captioned “Executive Compensation and Other Information,” “Equity Compensation Plan Information” and “Option Grants in Fiscal Year 2014,” contained in Cyanotech’s definitive 2014 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The security ownership information required by this Item is incorporated herein by reference from the sections captioned “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” contained in Cyanotech’s definitive 2014 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item, if any, is incorporated herein by reference from the sections captioned “Related Party Transactions” contained in Cyanotech’s definitive 2014 Proxy Statement.

Item 14. Principal Accountant Fees and Services

Information concerning principal accountant fees and services appears under the heading “Independent Registered Public Accounting Firm’s Fees” in Cyanotech’s definitive 2014 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedule

(a)		Financial Statements and Schedule

	(1)	The following Financial Statements of Cyanotech Corporation and subsidiary and the Report of Independent Registered Public Accounting Firm are included in Item 8 of this report:
		Report of Independent Registered Public Accounting Firm	23
		Consolidated Balance Sheets as of March 31, 2014 and 2013	24
		Consolidated Statements of Operations for the years ended March 31, 2014, 2013 and 2012	25
		Consolidated Statements of Stockholders’ Equity for the years ended March 31, 2014, 2013 and 2012	26
		Consolidated Statements of Cash Flows for the years ended March 31, 2014, 2013 and 2012	27
		Notes to Consolidated Financial Statements	28

	(2)	The following financial statement schedule is included in this report on the pages indicated below:
		Schedule II—Valuation and Qualifying Accounts	43

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

21.1	Subsidiaries of the Company (Incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2012, File No. 0-14602)
23.1*	Consent of Independent Registered Public Accounting Firm signed June 27, 2014—Grant Thornton LLP
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of June 27, 2014.
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of June 27, 2014.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed as of June 27, 2014.
101

The following financial information from our Annual Report on Form 10-K for fiscal year ended March 31, 2014, filed with the SEC on June 27, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets at March 31, 2014 and 2013, (ii) the Consolidated Statements of Operations for the years ended March 31, 2014, 2013 and 2012, (iii) the Consolidated Statements of Stockholders’ Equity for the years ended March 31, 2014, 2013 and 2012, (iv) the Consolidated Statements of Cash Flows for the years ended March 31, 2014 and 2013, and (v) Notes to Consolidated Financial Statements.

*	Included herewith. Other exhibits were filed as shown above.

Schedule II

Cyanotech Corporation and Subsidiary

Valuation and Qualifying Accounts

Years Ended March 31, 2014, 2013 and 2012

(in thousands)

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expense	Charged to Other Accounts	Deductions	Balance at End of Year
Allowance for Doubtful Accounts:
2014	$6	10	—	(10)	$6
2013	16	(10)	—	—	6
2012	58	(36)	—	(6)	16
Inventory Reserve:
2014	$9	—	—	(3)	$6
2013	41	—	—	(32)	9
2012	148	5	—	(112)	41

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of June, 2014

CYANOTECH CORPORATION

By:	/s/ Brent D. Bailey
Brent D. Bailey
President and Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Brent D. Bailey	President and Chief Executive Officer and Director	June 27, 2014
Brent D. Bailey

/s/ Jole Deal	Chief Financial Officer, Vice President—Finance and Administration,	June 27, 2014
Jole Deal	Secretary and Treasurer (Principal Financial and Accounting Officer)

/s/ Michael A. Davis	Chairman of the Board	June 27, 2014
Michael A. Davis

/s/ Ralph K. Carlton	Director	June 27, 2014
Ralph K. Carlton

/s/ Walter B. Menzel	Director	June 27, 2014
Walter B. Menzel

/s/ Gerald R. Cysewski, PH.D.	Director, Executive Vice President and Chief Scientific Officer	June 27, 2014
Gerald R. Cysewski

(b)	Exhibit Listing

Exhibit Number	Document Description
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

21.1	Subsidiaries of the Company (Incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2012, File No. 0-14602)
23.1*	Consent of Independent Registered Public Accounting Firm signed June 27, 2014—Grant Thornton LLP
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of June 27, 2014.
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of June 27, 2014.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed as of June 27, 2014.
101

The following financial information from our Annual Report on Form 10-K for fiscal year ended March 31, 2014, filed with the SEC on June 27, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets at March 31, 2014 and 2013, (ii) the Consolidated Statements of Operations for the years ended March 31, 2014, 2013 and 2012, (iii) the Consolidated Statements of Stockholders’ Equity for the years ended March 31, 2014, 2013 and 2012, (iv) the Consolidated Statements of Cash Flows for the years ended March 31, 2014 and 2013, and (v) Notes to Consolidated Financial Statements.

*	Included herewith. Other exhibits were filed as shown above.