Form 10-Q
period 2014-06-30
CYANOTECH CORP
filed 2014-08-14
CIK 768408

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended June 30, 2014

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Number of common shares outstanding as of August 11, 2014:

Title of Class	Shares Outstanding
Common stock - $0.02 par value	5,488,038

CYANOTECH CORPORATION

FORM 10-Q

INDEX

PART I.  FINANCIAL INFORMATION

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

CYANOTECH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except par value and number of shares)

(Unaudited)

	June 30, 2014	March 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$3,393	$4,312
Accounts receivable, net of allowance for doubtful accounts of $6 at June 30, 2014 and $6 at March 31, 2014	3,064	3,347
Inventories, net	4,818	4,876
Deferred tax assets	216	216
Prepaid expenses and other current assets	397	339
Total current assets	11,888	13,090

Equipment and leasehold improvements, net	12,417	11,826
Restricted cash	1,115	1,368
Deferred tax assets	3,875	3,124
Other assets	882	902
Total assets	$30,177	$30,310

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$210	$204
Customer deposits	63	30
Accounts payable	3,284	3,184
Accrued expenses	779	774
Total current liabilities	4,336	4,192

Long-term debt, excluding current maturities	5,206	5,263
Deferred rent	8	8
Total liabilities	9,550	9,463

Commitments and contingencies

Stockholders’ equity:
Common stock of $0.02 par value, shares authorized 50,000,000; 5,488,038 shares issued and outstanding at June 30, 2014 and 5,488,038 at March 31, 2014	110	110
Additional paid-in capital	30,084	29,891
Accumulated deficit	(9,567)	(9,154)
Total stockholders’ equity	20,627	20,847

Total liabilities and stockholders’ equity	$30,177	$30,310

See accompanying Notes to Condensed Consolidated Financial Statements.

CYANOTECH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,
	2014	2013

NET SALES	$7,442	$6,909
COST OF SALES	4,474	4,057
Gross Profit	2,968	2,852

OPERATING EXPENSES:
General and administrative	2,747	1,556
Sales and marketing	1,234	1,004
Research and development	116	115
Loss on disposal of equipment and leasehold improvements	10	5
Total operating expenses	4,107	2,680

Income (loss) from operations	(1,139)	172

Interest expense, net	25	36

Income (loss) before income tax	(1,164)	136

INCOME TAX EXPENSE (BENEFIT)	(751)	106

NET INCOME (LOSS)	$(413)	$30

NET INCOME (LOSS) PER SHARE:
Basic	$(0.08)	$0.01
Diluted	$(0.08)	$0.01

SHARES USED IN CALCULATION OF NET INCOME (LOSS) PER SHARE:
Basic	5,488	5,464
Diluted	5,488	5,615

See accompanying Notes to Condensed Consolidated Financial Statements.

CYANOTECH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended June 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(413)	$30
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Loss on disposal of equipment and leasehold improvements	10	5
Depreciation and amortization	303	240
Amortization of debt issue costs and other assets	12	10
Share based compensation expense	192	178
Reduction of inventory reserve	(1)	(1)
Deferred income tax provision (benefit)	(751)	106
Net (increase) decrease in assets:
Accounts receivable	283	(130)
Inventories	59	(523)
Prepaid expenses and other assets	(50)	(438)
Net increase (decrease) in liabilities:
Customer deposits	33	(4)
Accounts payable	100	357
Accrued expenses	5	(121)
Net cash used in operating activities	(218)	(291)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from restricted cash	253	644
Investment in equipment and leasehold improvements	(903)	(1,611)
Net cash used in investing activities	(650)	(967)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(51)	(8)
Proceeds from stock options exercised	—	6
Net cash used in financing activities	(51)	(2)

Net decrease in cash and cash equivalents	(919)	(1,260)

Cash and cash equivalents at beginning of period	4,312	4,364

Cash and cash equivalents at end of period	$3,393	$3,104

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$75	$75
Income taxes	$—	$5

See accompanying Notes to Condensed Consolidated Financial Statements.

CYANOTECH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014
(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information pursuant to the instructions to Form 10-Q and Regulation S-X of the Securities and Exchange Commission (SEC). These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, and Condensed Consolidated Statements of Cash Flows for the periods presented in accordance with GAAP. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year. The Condensed Consolidated Balance Sheet as of March 31, 2014 was derived from the audited financial statements. These condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements for the year ended March 31, 2014, contained in the Company’s annual report on Form 10-K as filed with the SEC on June 27, 2014.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers", which will supersede most existing U.S.GAAP revenue recognition guidance. This new standard requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. In addition, ASU 2014-09 contains expanded disclosure requirements relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 is effective for fiscal periods beginning after December 15, 2016 and permits the use of either the full retrospective or cumulative effect transition method. Early adoption is not permitted. We have not yet selected a transition method and are evaluating the impact that this new standard will have on our consolidated financial statements.

2.	INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. Inventories consist of the following:

	June 30, 2014	March 31, 2014
	(in thousands)
Raw materials	$907	$1,411
Work in process	284	337
Finished goods (1)	3,340	2,847
Supplies	287	281
	$4,818	$4,876

(1)	Net of reserve for obsolescence of $5,000 and $6,000, at June 30, 2014 and March 31, 2014, respectively.

The Company recognizes abnormal production costs, including fixed cost variances from normal production capacity, as an expense in the period incurred. Abnormal production costs of $64,000 and non-inventoriable fixed costs of $17,000 were charged to cost of sales for the quarter ended June 30, 2014. There were no non-inventoriable or abnormal production costs charged to cost of sales for the quarter ended June 30, 2013.

3.	EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

Equipment and leasehold improvements are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives for equipment and furniture and fixtures, or the shorter of the land lease term or estimated useful lives for leasehold improvements as follows:

Equipment (years)	3 to 10
Furniture and fixtures (years)	3 to 7
Leasehold improvements (years)	10 to 25

Equipment and leasehold improvements consist of the following:

	June 30, 2014	March 31, 2014
	(in thousands)
Equipment	$8,936	$8,840
Leasehold improvements	9,833	9,756
Furniture and fixtures	297	291
	19,066	18,887
Less accumulated depreciation and amortization	(11,655)	(11,393)
Construction-in-progress	5,006	4,332
Equipment and leasehold improvements, net	$12,417	$11,826

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amount to forecasted undiscounted future cash flows expected to be generated by the asset. If the carrying amount exceeds its estimated future cash flows, then an impairment charge is recognized to the extent that the carrying amount exceeds the asset’s fair value. Management has determined no asset impairment existed as of June 30, 2014. The Company recognized a loss on disposal of equipment in the amount of $10,000 for the three months ended June 30, 2014. The Company recognized a loss on disposal of equipment in the amount of $5,000 for the three months ended June 30, 2013.

The Company has capitalized $55,000 of interest for the three months ended June 30, 2014. $43,000 was capitalized for the three months ended June 30, 2013.

4.	ACCRUED EXPENSES

Accrued expenses consist of the following:

	June 30, 2014	March 31, 2014
	(in thousands)
Wages and profit sharing	$474	$582
Customer rebates	84	55
Other accrued expenses	221	137
	$779	$774

5.	LONG-TERM DEBT

Long-term debt consists of the following:

	June 30, 2014	March 31, 2014
	(in thousands)
Term loans	$5,416	$5,467
Less current maturities	(210)	(204)
Long-term debt, excluding current maturities	$5,206	$5,263

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

The provisions of the Loan require the payment of interest only for the first 12 months of the term; thereafter, and until its maturity on August 14, 2032, the obligation fully amortizes over nineteen (19) years. Interest on the Loan accrues on the outstanding principal balance at an annual variable rate equal to the published Wall Street Journal prime rate (3.25% at June 30, 2014) plus 1.0% and is adjustable on the first day of each calendar quarter and fixed for that quarter. At no time shall the annual interest rate be less than 5.50%. The Loan has a prepayment penalty of 5% for any prepayment made prior to the first anniversary of the date of the Loan Agreement, which penalty is reduced by 1% each year thereafter until the fifth anniversary of such date, after which there is no prepayment penalty. The balance under this Loan was $5,371,000 at June 30, 2014. Proceeds from the Loan are classified as restricted cash until drawn upon to acquire new processing equipment and leasehold improvements.

The Loan includes a one-time origination and guaranty fee totaling $214,500 and an annual renewal fee payable in the amount of 0.25% of the USDA guaranteed portion of the outstanding principal balance as of December 31 of each year, beginning December 31, 2012. The USDA has guaranteed 80% of all amounts owing under the Loan. The Company is subject to financial covenants and customary affirmative and negative covenants. The Company was in compliance with these financial covenants at June 30, 2014.

The Company has three equipment loans with John Deere credit providing for $103,000 in equipment financing; these loans are payable in 48 equal monthly principal payments. At June 30, 2014 and March 31, 2014, the total outstanding combined balance was approximately $36,000 and $42,000, respectively. The equipment loans mature at various dates between May 2015 and June 2016. The loans are at a 0% rate of interest and are net of unamortized discount of $1,000 and $1,000 at June 30, 2014 and March 31, 2014, respectively.

In September 2011, the Company executed a Term Loan Agreement with Nissan Motor Acceptance Corporation providing for $23,000 in equipment financing, secured by the equipment. The Term Loan has a maturity date of September 13, 2016 and is payable in 60 equal monthly principal payments. The interest rate under this Term Loan is 0%. Imputed interest at a rate of 2% (cash discount offered by seller) has been recorded and is being amortized as interest over the term of the loan. The balance outstanding under the Term Loan was $10,000 and $12,000 at June 30, 2014 and March 31, 2014, respectively, less the unamortized discount of $200 and $300 at June 30, 2014 and March 31, 2014, respectively.

Future principal payments under the term loan and capital lease agreements as of June 30, 2014 are as follows:

Payments Due	(in thousands)
Next 12 Months	$210
Year 2	206
Year 3	203
Year 4	213
Year 5	225
Thereafter	4,359
Total principal payments	$5,416

6.	LEASES

The Company leases facilities, equipment and land under operating leases expiring through 2035. The land lease provides for contingent rentals in excess of minimum rental commitments based on a percentage of the Company’s sales. Management has accrued for the estimated contingent rent as of June 30, 2014.

Future minimum lease payments under all non-cancelable operating leases at June 30, 2014 are as follows:

Payments Due	(in thousands)
Next 12 Months	$498
Year 2	408
Year 3	408
Year 4	401
Year 5	403
Thereafter	5,025
Total minimum lease payments	$7,143

7.	COMMITMENTS AND CONTINGENCIES

On September 12, 2012, the Company entered into an agreement with ThyssenKrupp Industrial Solutions (USA), Inc. (“TKIS”), formerly Uhde Corporation of America, for the purchase of supercritical carbon dioxide extraction equipment to be used in the processing of its natural astaxanthin (“Equipment”). Pursuant to the terms of the agreement, TKIS will build, ship and provide assistance in installing the Equipment. The Equipment, which was originally scheduled for delivery approximately 14 months from the date of the agreement, is now scheduled for a delivery in the third quarter of this fiscal year. The Company will pay TKIS an aggregate of $3,222,000 for the equipment and services, of which $645,000 remains unpaid as of June 30, 2014. Progress payments through June 30, 2014 of $2,577,000 have been classified in construction in progress in the consolidated balance sheet.

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

We have previously disclosed the negative effect of the legal costs of one pending patent lawsuit against the Company and a related administrative proceeding initiated by the Company to challenge the validity of the patent which is the subject of the lawsuit.1 Our legal costs grew significantly in the first quarter of this fiscal year due to costs related to development of reports by our medical and economic experts, the extension of discovery and deposition deadlines, and costs related to preparation for the oral hearing with the Patent Trial and Appeal Board ("PTAB") on our Inter Partes Review (see Risk Factors, page 13-14, and discussion of increase in Operating Expenses, page 16).

Patent litigation and Inter Partes Review matters:

On June 29, 2012, U.S.Nutraceuticals LLC, d/b/a Valensa International [“Valensa”] and The Board of Trustees of the University of Illinois [the “Patent Owner”] filed a lawsuit against Cyanotech Corporation and Nutrex Hawaii, Inc. in the U.S. District Court for the Middle District of Florida, Ocala Division (the “Litigation”) primarily alleging infringement of U.S. patent no. 5,527,5332  (the “’533 Patent” or “Patent”).

In an effort by the Company to accelerate a determination of the invalidity of the ‘533 Patent, the Company petitioned  PTAB of the U. S. Patent and Trademark Office on June 28 and 29, 2013 to conduct an administrative review of the validity of the ‘533 Patent, as challenged in our Petition; PTAB instituted an Inter Partes Review of 18 of the 27 Claims within the ‘533 Patent on December 19, 2013 (“IPR”). The Patent Owner is the respondent in the IPR.

1 Form 10-K, Item 3 – Legal Proceedings, dated March 31, 2014 (filed June 27, 2014), Form 8-K, Item 8.01 – Other Events, dated June 30, 2013 (filed August 26, 2013); and Forms 10-Q for the quarter ended September 30, 2013 (see Item 2 – Management’s Discussion and Analysis, Operating Expenses, page 16); and Form 10-Q/A (filed February 14, 2014) for the quarter ended December 31, 2013 (see Item 2 – Management’s Discussion and Analysis, Operating Expenses, page 15).

 2 The "533 Patent was granted on June 16, 1996; it expires on October 27, 2014.

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

(b) Relief Sought by Patent Owner and Valensa: (i) a declaration of patent infringement; (ii) a declaration that the patent infringement was intentional; (iii) a preliminary and a permanent injunction barring us and our employees and affiliates from infringing the ‘533 Patent 3 ; (iv) damages for infringement, plus interest and plus treble damages for willful infringement; (v) an award of attorneys’ fees and costs of suit, plus interest; and (vi) any further relief awarded by the Court.

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

The Court records of the Litigation 4 and the filings in the Inter Partes Review5 can be found as indicated in the respective footnotes. An oral hearing was held before PTAB on July 16, 2014; PTAB’s decision is expected prior to December 19, 2014. The trial in the Litigation is currently scheduled for March 2, 2015.

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

3 The Patent expires in October 2014 and, accordingly, the claims for prospective injunctive relief will be rendered moot at that time.

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

Stock Options

As of June 30, 2014, the Company had the following two shareholder approved plans under which shares were available for equity based awards: The 2005 Stock Option Plan (the “2005 Plan”) wherein 2,075,000 shares of common stock are reserved for issuance until the Plan terminates on August 21, 2015, and; The Independent Director Stock Option and Stock Grant Plan (the “2004 Directors Plan”) wherein 200,000 shares of common stock are reserved for issuance until the plan terminates in 2014.

Under the 2005 Plan, eligible employees and certain independent consultants may be granted options to purchase shares of the Company’s common stock. The shares issuable under the 2005 Plan will either be shares of the Company’s authorized but previously unissued common stock or shares reacquired by the Company, including shares purchased on the open market.  As of June 30, 2014, there were 424,068 options available for grant under the 2005 Plan.

Under the 2004 Directors Plan, upon election to the Board of Directors at an annual stockholders meeting, a newly elected non-employee director will be granted a ten-year option to purchase 6,000 shares of the Company’s common stock. Options vest and become exercisable six months from the date of grant. In addition, on the date of each annual stockholders meeting, each non-employee director continuing in office is automatically issued 4,000 shares of the Company’s common stock, and an additional 1,000 shares to the director serving as Chairman of the Board, non-transferable for six months following the date of grant. As of June 30, 2014, there were 121,123 shares available for grant under the 2004 Directors Plan.

The following table presents shares authorized, available for future grant and outstanding under each of the Company’s plans:

	As of June 30, 2014
	Authorized	Available	Outstanding

2005 Plan	2,075,000	424,068	1,456,166
2004 Directors Plan	200,000	121,123	12,000
Total	2,275,000	545,191	1,468,166

All stock option grants made under the 2005 Plan and the 2004 Directors Plan were issued at exercise prices no less than the Company’s closing stock price on the date of grant. Options under the 2005 Plan and 2004 Directors Plan were determined by the Board of Directors or the Stock Option and Compensation Committee of the Board in accordance with the provisions of the respective plans.  The terms of each option grant include vesting, exercise, and other conditions are set forth in a Stock Option Agreement evidencing each grant. No option can have a life in excess of ten (10) years.  The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model. The model requires various assumptions, including a risk-free interest rate, the expected term of the options, the expected stock price volatility over the expected term of the options, and the expected dividend yield. Compensation expense for employee stock options is recognized ratably over the vesting term. Compensation expense recognized for options issued under the 2005 Plan was $192,000 and $178,000 for the three months ended June 30, 2014 and 2013, respectively. There was no compensation expense recognized for options issued under the 2004 Directors Plan during the three months ended June 30, 2014 and 2013, respectively. All share-based compensation has been classified as general and administrative expense.

A summary of option activity under the Company’s stock plans for the three months ended June 30, 2014 is presented below:

Option Activity	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at March 31, 2014	1,469,306	$4.04	7.3	$2,034,303
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	(1,140)	$3.36	—	1,748
Outstanding at June 30, 2014	1,468,166	$4.04	7.1	$1,169,785
Exercisable at June 30, 2014	617,100	$3.47	6.6	$738,973

The aggregate intrinsic value as of June 30, 2014 in the table above is before applicable income taxes and represents the excess amount over the exercise price optionees would have received if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price of $4.50 for such day.

A summary of the Company’s non-vested options for the three months ended June 30, 2014 is presented below:

Nonvested Options	Shares	Weighted Average Grant-Date Fair Value
Nonvested at March 31, 2014	851,066	$3.22
Granted	—	—
Vested	—	—
Forfeited or expired	—	—
Nonvested at June 30, 2014	851, 066	$3.22

The following table summarizes the weighted average characteristics of outstanding stock options as of June 30, 2014:

			Outstanding Options			Exercisable Options
Range of Exercise Prices			Number of Shares	Remaining Life (Years)	Weighted Average Price	Number of Shares	Weighted Average Price
$ 1.60	-	$3.70	428,230	6.2	$2.93	387,910	$2.86
$ 3.71	-	$4.42	728,936	7.2	3.82	149,940	3.82
$ 4.43	-	$5.40	72,500	7.7	5.17	27,500	5.18
$ 5.41	-	$7.08	238,500	8.1	6.38	51,750	6.16
Total stock options			1,468,166	7.1	$4.04	617,100	$3.47

There were no stock options granted during the three months ended June 30, 2014 and June 30, 2013, respectively. The value assumptions related to options granted during the fiscal year ended March 31, 2014 were as follows:

2014
Exercise Price:	$5.56
Volatility:	38.00%
Risk Free Rate:	0.14%
Vesting Period (months):	6
Forfeiture Rate:	0.00%
Expected Life (years):	1.00
Dividend Rate:	0%

As of June 30, 2014, total unrecognized share-based compensation expense related to all unvested stock options was $1,824,000 which is expected to be expensed over a weighted average period of 3.4 years.

9.	INCOME TAXES

We utilize our estimated annual effective tax rate to determine our provision (benefit) for income taxes for interim periods. The income tax provision (benefit) is computed by taking the estimated annual effective tax rate and multiplying it by the year to date pre-tax book income (loss). We recorded income tax benefit of $751,000 and an income tax expense of $106,000 for the three months ended June 30, 2014 and 2013, respectively. Our effective tax rate was 64.5% and 77.9% for the quarters ended June 30, 2014 and June 30, 2013, respectively. The effective tax rate for the three months ended June 30, 2014 differs from the statutory rate of 34% as a result of the state taxes (net of federal benefit) and permanent differences.

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

As of June 30, 2014, there was no liability for income tax associated with unrecognized tax benefits. The Company recognizes accrued interest related to unrecognized tax benefits as well as any related penalties in interest income or expense in its consolidated condensed statements of operations, which is consistent with the recognition of these items in prior reporting periods.

With few exceptions, the Company is no longer subject to U.S. federal, state, local, and non-U.S. income tax examination by tax authorities for tax years before 2009.

10.	EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed on the basis of the weighted average number of common shares outstanding.  Diluted earnings (loss) per share is computed on the basis of the weighted average number of common shares outstanding plus the potentially dilutive effect of outstanding stock options using the “treasury stock” method.

Reconciliations between the numerator and the denominator of the basic and diluted earnings (loss) per share computations for the three months ended June 30, 2014 and 2013 are as follows:

	Three Months Ended June 30, 2014
	Net Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands)
Basic loss per share	$(413)	5,488	$(0.08)
Effect of dilutive securities—Common stock options	—	—	—
Diluted loss per share	$(413)	5,488	$(0.08)

	Three Months Ended June 30, 2013
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands)
Basic income per share	$30	5,464	$0.01
Effect of dilutive securities — Common stock options	—	151	—
Diluted income per share	$30	5,615	$0.01

Basic and diluted loss per share are the same in periods of a net loss, because common share equivalents are anti-dilutive when a net loss is recorded. Diluted earnings (loss) per share does not include the impact of common stock options totaling 657,642 and 712,252 for the three months ended June 30, 2014 and 2013, respectively, as the effect of their inclusion would be anti-dilutive.

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

●	The effects of competition, including tactics and locations of competitors and operating and market competition;

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

●	Legal costs involved in any litigation, and the direct and indirect cost and other effects on our business or financial condition resulting from any litigation decision adverse to the Company;

●	The risk associated with the geographic concentration of our business;

●	Acts of war, terrorist incidents or natural disasters; and

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

Results of Operations

The following tables present selected consolidated financial data for each of the periods indicated ($ in thousands):

	Three Months Ended
	June 30, 2014	June 30, 2013
Net sales	$7,442	$6,909
Net sales increase	7.7%
Gross profit	$2,968	$2,852
Gross profit as % of net sales	39.9%	41.3%
Operating expenses	$4,107	$2,680
Operating expenses as % of net sales	55.2%	38.8%
Operating income (loss)	$(1,139)	$172
Operating income (loss) as % of net sales	(15.3)%	2.5%
Income tax expense (benefit)	$(751)	$106
Net income (loss)	$(413)	$30

Net sales by product
Bulk sales
Spirulina bulk	$1,163	$808
Spirulina bulk sales increase	43.9%
Astaxanthin bulk	$641	$2,287
Astaxanthin bulk sales decrease	(72.0)%
Total Bulk sales	$1,804	$3,095
Total Bulk sales decrease	(41.7)%

Packaged sales
Spirulina packaged	$1,306	$1,467
Spirulina packaged sales decrease	(11.0)%
Astaxanthin packaged	$4,332	$2,347
Astaxanthin packaged sales increase	84.6%
Total Packaged sales	$5,638	$3,814
Total Packaged sales increase	47.8%

Comparison of the Three Months Ended June 30, 2014 and 2013

Net Sales The net sales growth of 8% for the quarter was driven by a 48% increase in our packaged products, offset by a 42% decrease in bulk sales. Growth in our packaged product sales was driven by an 85% increase in astaxanthin sales, offset by an 11% decrease in spirulina sales. Sales of our bulk products decreased 42%, made up by a 44% increase in sales of spirulina and a 72% decrease in sales of astaxanthin. This decrease in bulk astaxanthin sales compared to the same period last year was driven by low levels of inventory available for sale as a result of the decreased astaxanthin production in the last quarter of fiscal 2014. Due to a combination of lower production and increased demand, we are experiencing limits on our ability to fill all requests for astaxanthin products on a timely basis. International sales represented 24% of net sales for the three months ended June 30, 2014 compared to 45% for the same period a year ago. There were no customers with sales equaling or exceeding 10% of our total net sales for the three months ended June 30, 2014 and 2013.

Gross Profit Our gross profit as a percent of net sales decreased by 1.4 points in the current quarter as a result of sell-through of higher cost inventory that was on hand at the end of fiscal 2014 and which was a result of the low production levels in the prior quarter. There was $81,000 of abnormal production costs this quarter compared to $0 in the first quarter of fiscal year 2014.

Operating Expenses Operating expenses increased by $1,427,000 for the first quarter of fiscal 2015 compared to the same period in fiscal 2014.  Included in this is an increase in general and administrative expenses of $1,191,000, or 77%, including an increase in legal fees of $1,183,000 driven by legal costs related primarily to depositions and costs of experts. Additionally, legal expenses in the first quarter of last year were net of insurance proceeds; there were no proceeds in the current quarter. Sales and marketing expenses increased $230,000, or 23%, due to an increase in brand development costs, advertising programs for our packaged products and the full year impact of management level staffing added last year.

Income Taxes We recorded income tax benefit of $751,000 in the current quarter compared to tax expense of$106,000 for the same period in fiscal 2014. Our effective tax rate was 64.5% for the current quarter and 77.9% for the same period last year.

Liquidity and Capital Resources

Cash Flows The following table summarizes our cash flows for the period indicated ($ in thousands):

	Three months ended June 30
	2014	2013
Total cash used in:
Operating activities	$(218)	$(291)
Investing activities	(650)	(967)
Financing activities	(51)	(2)

Decrease in cash and cash equivalents	$(919)	$(1,260)

Cash used in operating activities decreased $73,000 compared to the same period last year due to the net loss in the current quarter compared to net income in the first quarter of last year. Additionally, cash from operating activities in first quarter of fiscal 2014 was impacted by increases in Inventory and Prepaid Expenses that did not recur in the current year.

Cash used in investing activities in the current quarter includes costs related to leasehold improvements and equipment acquisitions at our Kona facility.

Cash used in financing activities consists of principal payments on debt in the normal course of business.

Sources and Uses of Capital

At June 30, 2014, our working capital was $7,552,000, a decrease of $1,346,000 compared to March 31, 2014. The decrease is due to lower receivables and lower cash balances as a result of investments in equipment and leasehold improvements and high legal costs.

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

Based upon our current operating plan, analysis of our consolidated financial position and projected future results of operations, we believe that our operating cash flows, cash balances, and working capital will be sufficient to finance current operating requirements, debt service requirements, and routine planned capital expenditures, for the next twelve (12) months. We expect liquidity in the remainder of fiscal 2015 to be generated from operating cash flows.

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

Gross profit margin percentages going forward will be impacted by production volumes and continued pressure on input costs and greater competition in the market place. This could cause margins to decline in future periods. We will continue to focus on higher margin consumer products that promote health and well-being. We are dedicated to continuous improvements in process and production methods to stabilize and increase production levels for the future.

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

As further described in Note 7 to the accompanying financial statements, there has been additional legal activity in the current quarter related to the patent litigation and Inter Partes review matters. Ongoing legal costs related to the patent litigation matter will impact our financial results in future quarters.

Our future results of operations and the other forward-looking statements contained in this Outlook, in particular the statements regarding revenues, gross margin and capital spending, involve a number of risks and uncertainties. In addition to the factors discussed above, any of the following could cause actual results to differ materially: business conditions and growth in the natural products industry and in the general economy; changes in customer order patterns; changes in demand for natural products in general; changes in weather conditions; competitive factors, such as increased production capacity from competing spirulina and astaxanthin producers and the resulting impact, if any, on world market prices for these products; government actions and increased regulations both domestic and foreign; shortage of manufacturing capacity; and other factors beyond our control. Risk factors are discussed in detail in Item 1A in our Form 10-K report for the year ended March 31, 2014.

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

This Form 10-Q should be read in conjunction with Item 9A “Controls and Procedures” of the Company’s Form 10-K for the fiscal year ended March 31, 2014, filed June 27, 2014.

(b) Changes to Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Information related to current legal proceedings to which we are a party is disclosed in Note 7 – Commitments and Contingencies and is incorporated by reference herein. Other information with respect to our legal proceedings appears in our Report on Form 10-K for the year ended March 31, 2014–6

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults upon Senior Securities

None.

6 Form 10-K, Item 3 – Legal Proceedings, dated March 31, 2014 (filed June 27, 2014).

Item 5.    Other Information

None.

Item 6.    Exhibits

a)     The following exhibits are furnished with this report:

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of August 14, 2014.

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of August 14, 2014.

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed as of August 14, 2014.

101

The following financial statements from Cyanotech Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYANOTECH CORPORATION
(Registrant)

August 14, 2014	By:	/s/ Brent D. Bailey
(Date)		Brent D. Bailey
President and Chief Executive Officer and Director

August 14, 2014	By:	/s/ Jole Deal
(Date)		Jole Deal
Vice President — Finance & Administration and CFO
(Principal Financial and Accounting Officer)

 EXHIBIT INDEX

Exhibit Number	Description

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of August 14, 2014.

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of August 14, 2014.

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed as of August 14, 2014.

101

The following financial statements from Cyanotech Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements