Form 10-Q
period 2014-09-30
CYANOTECH CORP
filed 2014-11-12
CIK 768408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended September 30, 2014

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Number of common shares outstanding as of November 10, 2014:

Title of Class	Shares Outstanding
Common stock - $0.02 par value	5,516,999

CYANOTECH CORPORATION

FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

CYANOTECH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except par value and number of shares)

(Unaudited)

	September 30, 2014	March 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$2,858	$4,312
Accounts receivable, net of allowance for doubtful accounts of $6 at September 30, 2014 and $6 at March 31, 2014	4,185	3,347
Inventories, net	5,312	4,876
Deferred tax assets	216	216
Prepaid expenses and other current assets	452	339
Total current assets	13,023	13,090

Equipment and leasehold improvements, net	13,232	11,826
Restricted cash	1,091	1,368
Deferred tax assets	3,550	3,124
Other assets	872	902
Total assets	$31,768	$30,310

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$210	$204
Customer deposits	34	30
Accounts payable	4,244	3,184
Accrued expenses	1,032	774
Total current liabilities	5,520	4,192

Long-term debt, excluding current maturities	5,155	5,263
Deferred rent	8	8
Total liabilities	10,683	9,463

Commitments and contingencies

Stockholders’ equity:
Common stock of $0.02 par value, shares authorized 50,000,000; 5,516,999 shares issued and outstanding at September 30, 2014 and 5,488,038 shares at March 31, 2014	110	110
Additional paid-in capital	30,354	29,891
Accumulated deficit	(9,379)	(9,154)
Total stockholders’ equity	21,085	20,847

Total liabilities and stockholders’ equity	$31,768	$30,310

See accompanying Notes to Condensed Consolidated Financial Statements.

CYANOTECH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013

NET SALES	$8,684	$7,299	$16,126	$14,208
COST OF SALES	4,408	4,306	8,882	8,363
Gross profit	4,276	2,993	7,244	5,845

OPERATING EXPENSES:
General and administrative	2,170	1,261	4,917	2,816
Sales and marketing	1,462	1,180	2,696	2,184
Research and development	105	171	221	286
Loss on disposal of equipment and leasehold improvements	3	21	13	26
Total operating expenses	3,740	2,633	7,847	5,312

Income (loss) from operations	536	360	(603)	533

Interest expense, net	(23)	(25)	(48)	(62)

Income (loss) before income tax	513	335	(651)	471

INCOME TAX EXPENSE (BENEFIT)	325	229	(426)	335

NET INCOME (LOSS)	$188	$106	$(225)	$136

NET INCOME (LOSS) PER SHARE:
Basic	$0.03	$0.02	$(0.04)	$0.02
Diluted	$0.03	$0.02	$(0.04)	$0.02

SHARES USED IN CALCULATION OF NET INCOME (LOSS) PER SHARE:
Basic	5,493	5,475	5,491	5,470
Diluted	5,668	5,699	5,491	5,655

See accompanying Notes to Condensed Consolidated Financial Statements.

CYANOTECH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended September 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(225)	$136
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Loss on disposal of equipment and leasehold improvements	13	26
Depreciation and amortization	582	488
Amortization of debt issue costs and other assets	24	22
Share based compensation expense	431	405
Reduction of inventory reserve	(1)	(3)
Deferred income tax (benefit) provision	(426)	335
Net (increase) decrease in assets:
Accounts receivable	(838)	(272)
Inventories	(435)	(789)
Prepaid expenses and other assets	(107)	(360)
Net increase (decrease) in liabilities:
Customer deposits	4	34
Accounts payable	1,060	272
Accrued expenses	258	(119)
Deferred rent	—	(2)
Net cash provided by operating activities	340	173

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from restricted cash	277	1,350
Investment in equipment and leasehold improvements	(2,001)	(2,610)
Net cash used in investing activities	(1,724)	(1,260)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(102)	(29)
Proceeds from stock options exercised	32	31
Net cash (used in) provided by financing activities	(70)	2

Net decrease in cash and cash equivalents	(1,454)	(1,085)

Cash and cash equivalents at beginning of period	4,312	4,364

Cash and cash equivalents at end of period	$2,858	$3,279

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$149	$151
Income taxes	$—	$113

See accompanying Notes to Condensed Consolidated Financial Statements.

CYANOTECH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers", which will supersede most existing U.S. GAAP revenue recognition guidance. This new standard requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. In addition, ASU 2014-09 contains expanded disclosure requirements relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 is effective for fiscal periods beginning after December 15, 2016 and permits the use of either the full retrospective or cumulative effect transition method. Early adoption is not permitted. We have not yet selected a transition method and are evaluating the impact that this new standard will have on our consolidated financial statements.

2.	INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. Inventories consist of the following:

	September 30, 2014	March 31, 2014
	(in thousands)
Raw materials	$1,066	$1,235
Work in process	1,619	1,407
Finished goods(1)	2,316	1,953
Supplies	311	281
	$5,312	$4,876

(1)	Net of reserve for obsolescence of $5,000 and $6,000 at September 30, 2014 and March 31, 2014, respectively.

The Company recognizes abnormal production costs, including fixed cost variances from normal production capacity, as an expense in the period incurred. There were no abnormal production costs charged to cost of sales for the three months ended September 30, 2014 and $81,000 of abnormal production costs charged to cost of sales for the six months ended September 30, 2014. There were no abnormal production costs charged to cost of sales for the three and six months ended September 30, 2013.

3.	EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

Equipment and leasehold improvements are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives for equipment and furniture and fixtures, or the shorter of the land lease term or estimated useful lives for leasehold improvements as follows:

Equipment (in years)	3to10
Furniture and fixtures (in years)	3 to 7
Leasehold improvements (in years)	10 to 25

Equipment and leasehold improvements consist of the following:

	September 30, 2014	March 31, 2014
	(in thousands)
Equipment	$9,234	$8,840
Leasehold improvements	9,912	9,756
Furniture and fixtures	298	291
	19,444	18,887
Less accumulated depreciation and amortization	(11,915)	(11,393)
Construction-in-progress	5,703	4,332
Equipment and leasehold improvements, net	$13,232	$11,826

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amount to forecasted undiscounted future cash flows expected to be generated by the asset. If the carrying amount exceeds its estimated future cash flows, then an impairment charge is recognized to the extent that the carrying amount exceeds the asset’s fair value. Management has determined no asset impairment existed as of September 30, 2014. The Company recognized a loss on disposal of assets in the amount of $3,000 and $13,000 for the three and six months ended September 30, 2014, respectively. The Company recognized a loss on disposal of assets in the amount of $21,000 and $26,000 for the three and six months ended September 30, 2013, respectively.

The Company has capitalized $57,000 and $112,000 of interest for the three and six months ended September 30, 2014, respectively. $55,000 and $98,000 of interest was capitalized for the three and six month period ended September 30, 2013.

4.	ACCRUED EXPENSES

Accrued expenses consist of the following:

	September 30, 2014	March 31, 2014
	(in thousands)
Wages and profit sharing	$704	$582
Customer rebates	102	55
Other expenses	226	137
	$1,032	$774

5.	LONG-TERM DEBT

Long-term debt consists of the following:

	September 30, 2014	March 31, 201 4
	(in thousands)
Term loans	$5,365	$5,467
Less current maturities	(210)	(204)
Long-term debt, excluding current maturities	$5,155	$5,263

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

The provisions of the Loan require the payment of interest only for the first 12 months of the term; thereafter, and until its maturity on August 14, 2032, the obligation fully amortizes over nineteen (19) years. Interest on the Loan accrues on the outstanding principal balance at an annual variable rate equal to the published Wall Street Journal prime rate (3.25% at September 30, 2014) plus 1.0% and is adjustable on the first day of each calendar quarter and fixed for that quarter. At no time shall the annual interest rate be less than 5.50%. The Loan has a prepayment penalty of 5% for any prepayment made prior to the first anniversary of the date of the Loan Agreement, which penalty is reduced by 1% each year thereafter until the fifth anniversary of such date, after which there is no prepayment penalty. The balance under this Loan was $5,328,000 at September 30, 2014. Proceeds from the Loan are classified as restricted cash until drawn upon to acquire new processing equipment and leasehold improvements.

The Loan includes a one-time origination and guaranty fee totaling $214,500 and an annual renewal fee payable in the amount of 0.25% of the USDA guaranteed portion of the outstanding principal balance as of December 31 of each year, beginning December 31, 2012. The USDA has guaranteed 80% of all amounts owing under the Loan. The Company is subject to financial covenants and customary affirmative and negative covenants. The Company was in compliance with these financial covenants at September 30, 2014.

The Company has three equipment loans with John Deere credit providing for $103,000 in equipment financing; these loans are payable in 48 equal monthly principal payments. At September 30, 2014 and March 31, 2014, the total outstanding combined balance was approximately $29,000 and $42,000, respectively. The equipment loans mature at various dates between May 2015 and June 2016. The loans are at a 0% rate of interest and are net of unamortized discount of $1,000 and $1,000 at September 30, 2014 and March 31, 2014, respectively.

In September 2011, the Company executed a Term Loan Agreement with Nissan Motor Acceptance Corporation providing for $23,000 in equipment financing, secured by the equipment. The Term Loan has a maturity date of September 13, 2016 and is payable in 60 equal monthly principal payments. The interest rate under this Term Loan is 0%. Imputed interest at a rate of 2% (cash discount offered by seller) has been recorded and is being amortized as interest over the term of the loan. The balance outstanding under the Term Loan was $9,000 and $12,000 at September 30, 2014 and March 31, 2014, respectively, less the unamortized discount of $200 and $300 at September 30, 2014 and March 31, 2014, respectively.

Future principal payments under the term loan and capital lease agreements as of September 30, 2014 are as follows:

Payments Due	(in thousands)
Next 12 Months	$210
Year 2	205
Year 3	205
Year 4	216
Year 5	228
Thereafter	4,301
Total principal payments	$5,365

6.	LEASES

The Company leases facilities, equipment and land under operating leases expiring through 2035. The land lease provides for contingent rentals in excess of minimum rental commitments based on a percentage of the Company’s sales. Management has accrued for the estimated contingent rent as of September 30, 2014.

Future minimum lease payments under all non-cancelable operating leases at September 30, 2014 are as follows:

Payments Due	(in thousands)
Next 12 Months	$496
Year 2	408
Year 3	406
Year 4	401
Year 5	404
Thereafter	4,924
Total minimum lease payments	$7,039

7.	COMMITMENTS AND CONTINGENCIES

On September 12, 2012, the Company entered into an agreement with ThyssenKrupp Industrial Solutions (USA), Inc. (“TKIS”), formerly Uhde Corporation of America, for the purchase of supercritical carbon dioxide extraction equipment to be used in the processing of its natural astaxanthin (“Equipment”). Pursuant to the terms of the agreement, TKIS will build, ship and provide assistance in installing the Equipment. The Equipment, which was originally scheduled for delivery approximately 14 months from the date of the agreement, is now scheduled for a delivery in the third quarter of this fiscal year. The Company will pay TKIS an aggregate of $3,222,000 for the equipment and services, of which $645,000 remains unpaid as of September 30, 2014. Progress payments through September 30, 2014 of $2,577,000 have been classified in construction in progress in the consolidated balance sheet.

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

We have previously disclosed the negative effect of the legal costs of one pending patent lawsuit against the Company and a related administrative proceeding initiated by the Company to challenge the validity of the patent which is the subject of the lawsuit.–––’–’ Our legal costs grew significantly in the first quarter of this fiscal year due to costs related to development of reports by our medical and economic experts, the extension of discovery and deposition deadlines, and costs related to preparation for the oral hearing with the Patent Trial and Appeal Board (“PTAB”) on our Inter Partes Review (see Risk Factors, pages 14-15, and discussion of increase in Operating Expenses, page 16-17).

Patent litigation and Inter Partes Review matters :

On June 29, 2012, U.S.Nutraceuticals LLC, d/b/a Valensa International [“ Valensa ”] and The Board of Trustees of the University of Illinois [the “ Patent Owner ”] filed a lawsuit against Cyanotech Corporation and Nutrex Hawaii, Inc. in the U.S. District Court for the Middle District of Florida, Ocala Division (the “ Litigation ”) primarily alleging infringement of U.S. patent no. 5,527,533   2 (the “ ’533 Patent ” or “ Patent ”).

In an effort by the Company to accelerate a determination of the invalidity of the ‘533 Patent, the Company petitioned the PTAB of the U. S. Patent and Trademark Office on June 28 and 29, 2013 to conduct an administrative review of the validity of the ‘533 Patent, as challenged in our Petition; PTAB instituted an Inter Partes Review of 18 of the 27 Claims within the ‘533 Patent on December 19, 2013 (“ IPR ”). The Patent Owner is the respondent in the IPR.

1Form 10-K, Item 3 – Legal Proceedings, dated March 31, 2014 (filed June 27, 2014), Form 8-K, Item 8.01 – Other Events, dated June 30, 2013 (filed August 26, 2013); and Forms 10-Q for the quarter ended September 30, 2013 (see Item 2 – Management’s Discussion and Analysis, Operating Expenses, page 16); and Form 10-Q/A (filed February 14, 2014) for the quarter ended December 31, 2013 (see Item 2 – Management’s Discussion and Analysis, Operating Expenses, page 16).

       (a) Factual Basis : (i) The product involved in the Litigation and the Inter Partes Review is a natural health supplement called astaxanthin (“ Astaxanthin ”) which the Company grows and harvests, and in different forms markets, and sells to wholesalers, retailers and consumers. Valensa is Patent Owner’s licensee of certain rights under the ‘533 Patent and was one of the Company’s domestic wholesale customers for several years until the expiration of its supply contract with us and after it was given a 12-month notice in December 2011 that our Company would no longer sell bulk product to Valensa and to other domestic bulk customers. Valensa manufactures, markets and sells products containing Astaxanthin to wholesalers and retailers.

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

(iv) Fact discovery concluded in July 2014. Expert discovery and advice of counsel discovery will conclude in November 2014. Based upon new evidence discovered in the course of the discovery process, the federal court granted leave to the Company to file both Third Amended Counterclaims (filed on September 16, 2014) and Fourth Amended Counterclaims (filed on October 6, 2014). Plaintiffs responded to the Fourth Amended Counterclaims on October 17, 2014. The patent in dispute expired October 27, 2014. Trial remains scheduled for the Court's docket on March 2, 2015.

(b) Relief Sought by Patent Owner and Valensa : (i) a declaration of patent infringement; (ii) a declaration that the patent infringement was intentional; (iii) a preliminary and a permanent injunction barring us and our employees and affiliates from infringing the ‘533 Patent      3 ; (iv) damages for infringement, plus interest and plus treble damages for willful infringement; (v) an award of attorneys’ fees and costs of suit, plus interest; and (vi) any further relief awarded by the Court.

(c) Relief Sought by Company : (i) a declaration of invalidity and unenforceability based on original patentability or on patent misuse; (ii) a declaration of non-infringement; (iii) a declaration of unfair competition under Hawaii law and under the Federal Lanham Act; (iv) a determination that this case is exceptional , thereby entitling the Company to recover its attorneys’ fees; (v) an award of compensatory damages to Company; (vi) an award of statutory damages under Hawaii law; (vii) an order that Patent Owner and Valensa pay over all of their unlawful profits to Company; (viii) an order to Patent Owner and Valensa to destroy all materials (e.g., advertising materials) in the possession or control of either Patent Owner and Valensa which have been determined to be false; (ix) an injunction against Patent Owner and Valensa from continuing any methods of competition declared to be in violation of Hawaii law or the Lanham Act; and (x) any further relief awarded by the Court.

The Court records of the Litigation 4 and the filings in the Inter Partes Review 5 can be found as indicated in the respective footnotes. An oral hearing before PTAB was held on July 16, 2014. Absent good cause for an extension, PTAB must issue its ruling within one year after the IPR was instituted. A ruling is expected by December 19, 2014.

2 The “533 Patent was granted on June 16, 1996; it expired on October 27, 2014.

3 The Patent expired October 27, 2014 and, accordingly, the claims for prospective injunctive relief are now moot.

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

As of September 30, 2014, the Company had three equity-based compensation plans: the Independent Director Stock Option and Restricted Stock Grant Plan (the “2014 Directors Plan”); the 2005 Stock Option Plan (the “2005 Plan”); and the 2004 Independent Director Stock Option and Stock Grant Plan (the “2004 Directors Plan”). The Company’s equity based compensation plans provide for the awarding of stock options and shares of restricted common stock for eligible employees, certain outside consultants and independent directors.

On August 28, 2014, the Company’s shareholders approved the 2014 Directors Plan. This plan authorizes the Board of Directors to provide additional incentive to the Company’s independent directors through equity based compensation in the form of stock options and restricted stock. Awards under the 2014 Directors Plan are limited to the authorized amount of 350,000 shares. As of September 30, 2014, there were 333,439 shares available for grant under the 2014 Directors Plan.

Under the 2005 Plan, eligible employees and certain independent consultants may be granted options to purchase shares of the Company’s common stock. The shares issuable under the 2005 Plan will either be shares of the Company’s authorized but previously unissued common stock or shares reacquired by the Company, including shares purchased on the open market.  As of September 30, 2014, there were 395,148 options available for grant under the 2005 Plan.

The 2004 Directors Plan was terminated on August 28, 2014. As a result, no additional awards will be issued under this plan

The following table presents shares authorized, available for future grant and outstanding under each of the Company’s plans:

	As of September 30, 2014
	Authorized	Available	Outstanding

2014 Plan	350,000	333,439	16,561
2005 Plan	2,075,000	395,148	1,472,686
2004 Directors Plan	—	—	12,000
Total	2,425,000	728,587	1,501,247

All stock option grants made under equity-based compensation plans were issued at exercise prices no less than the Company’s closing stock price on the date of grant. Options under the 2005 Plan and 2014 Directors Plan were determined by the Board of Directors or the Stock Option and Compensation Committee of the Board in accordance with the provisions of the respective plans.  The terms of each option grant include vesting, exercise, and other conditions are set forth in a Stock Option Agreement evidencing each grant. No option can have a life in excess of ten (10) years.  The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model. The model requires various assumptions, including a risk-free interest rate, the expected term of the options, the expected stock price volatility over the expected term of the options and the expected dividend yield. Compensation expense for employee stock options is recognized ratably over the vesting term. Compensation expense recognized for options issued under the 2005 Plan was $160,000 and $353,000 for the three and six months ended September 30, 2014, respectively. Compensation expense recognized for options issued under the 2005 Plan was $176,000 and $354,000 for the three and six months ended September 30, 2013, respectively. Compensation expense recognized for restricted stock issued under the 2014 Directors Plan was $78,000 for the three and six months ended September 30, 2014. Compensation expense recognized for restricted stock and options issued under the 2004 Directors Plan was $51,000 for the three and six months ended September 30, 2013, respectively. All share-based compensation has been classified as general and administrative expense.

A summary of option activity under the Company’s stock plans for the six months ended September 30, 2014 is presented below:

Option Activity	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at March 31, 2014	1,469,306	$4.04	7.3	$2,034,303
Granted	61,561	4.72	-	-
Exercised	(12,400)	2.65	-	24,585
Forfeited or expired	(17,220)	$4.48	-	11,624
Outstanding at September 30, 2014	1,501,247	$4.07	6.9	$1,378,287
Exercisable at September 30, 2014	743,270	$3.67	6.5	$922,682

The aggregate intrinsic value as of September 30, 2014 in the table above is before applicable income taxes and represents the excess amount over the exercise price optionees would have received if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price of $4.71 for such day.

A summary of the Company’s non-vested options for the six months ended September 30, 2014 is presented below:

Nonvested Options	Shares	Weighted Average Grant-Date Fair Value
Nonvested at March 31, 2014	851,066	$3.22
Granted	45,000	2.73
Vested	(16,080)	3.14
Forfeited or expired	(138,570)	3.09
Nonvested at September 30, 2014	741,416	$3.22

The following table summarizes the weighted average characteristics of outstanding stock options as of September 30, 2014:

			Outstanding Options			Exercisable Options
Range of Exercise Prices			Number of Shares	Remaining Life (Years)	Weighted Average Price	Number of Shares	Weighted Average Price
$1.60	-	3.70	417,830	6.0	$2.94	417,830	$2.94
$3.71	-	4.42	716,856	6.9	3.82	204,940	3.82
$4.43	-	5.40	134,061	8.6	4.96	27,500	5.18
$5.41	-	7.08	232,500	7.8	6.40	93,000	6.20
Total stock options			1,501,247	6.9	$4.08	743,270	$3.67

There were 45,000 stock options and 16,561 restricted shares granted during the three and six months ended September 30, 2014. There were 6,000 stock options and 9,000 restricted shares granted during the three and six months ended September 30, 2013. The value assumptions related to options granted during the six months ended September 30, 2014 were as follows:

2014
Exercise Price:	$4.72
Volatility:	63.98%
Risk Free Rate:	1.74%
Vesting Period (in years):	3
Forfeiture Rate:	4.51%
Expected Life (in years):	5.73
Dividend Rate:	0%

As of September 30, 2014, total unrecognized share-based compensation expense related to all unvested stock options was $1,767,000 which is expected to be expensed over a weighted average period of 3.2 years.

9.	INCOME TAXES

We utilize our estimated annual effective tax rate to determine our provision (benefit) for income taxes for interim periods. The income tax provision (benefit) is computed by taking the estimated annual effective tax rate and multiplying it by the year to date pre-tax book income (loss). We recorded income tax expense of $325,000 and $229,000 for the three months ended September 30, 2014 and 2013, respectively. Our effective tax rate was 63.4% and 68.4% for the quarters ended September 30, 2014 and 2013, respectively. We recorded an income tax expense (benefit) of ($426,000) and income tax expense of $335,000 for the six months ended September 30, 2014 and 2013, respectively. Our effective tax rate was 65.4% and 71.1% for the six months ended September 30, 2014 and 2013, respectively.

The effective tax rate for the three and six months ended September 30, 2014 differs from the statutory rate of 34% as a result of the state taxes (net of federal benefit) and permanent differences.

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

As of September 30, 2014, there was no liability for income tax associated with unrecognized tax benefits. The Company recognizes accrued interest related to unrecognized tax benefits as well as any related penalties in interest income or expense in its consolidated condensed statements of operations, which is consistent with the recognition of these items in prior reporting periods.

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

Reconciliations between the numerator and the denominator of the basic and diluted earnings per share computations for the three months ended September 30, 2014 and 2013 are as follows:

	Three Months Ended September 30, 2014
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands)
Basic income per share	$188	5,493	$0.03
Effect of dilutive securities—Common stock options	—	175	—
Diluted income per share	$188	5,668	$0.03

	Three Months Ended September 30, 2013
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands)

Basic income per share	$106	5,475	$0.02
Effect of dilutive securities — Common stock options	—	224	—
Diluted income per share	$106	5,699	$0.02

Reconciliations between the numerator and the denominator of the basic and diluted earnings per share computations for the six months ended September 30, 2014 and 2013 are as follows:

	Six Months Ended September 30, 2014
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands)
Basic income per share	$(225)	5,491	$(0.04)
Effect of dilutive securities—Common stock options	—	—	—
Diluted income per share	$(225)	5,491	$(0.04)

	Six Months Ended September 30, 2013
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands)
Basic income per share	$136	5,470	$0.02
Effect of dilutive securities — Common stock options	—	185	—
Diluted income per share	$136	5,655	$0.02

Basic and diluted loss per share are the same in periods of a net loss, because common share equivalents are anti-dilutive when a net loss is recorded. Diluted earnings per share does not include the impact of common stock options totaling 632,642 and 672,568 for the three months ended September 30, 2014 and 2013, respectively, and 632,642 and 565,416 for the six months ended September 30, 2014 and 2013, respectively, as the effect of their inclusion would be anti-dilutive.

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

Results of Operations

The following tables present selected consolidated financial data for each of the periods indicated ($ in thousands):

	Three Months Ended		Six Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Net sales	$8,684	$7,299	$16,126	$14,208
Net sales increase	19.0%		13.5%
Gross profit	$4,276	$2,993	$7,244	$5,845
Gross profit as % of net sales	49.2%	41.0%	44.9%	41.1%
Operating expenses	$3,740	$2,633	$7,847	$5,312
Operating expenses as % of net sales	43.1%	36.1%	48.7%	37.3%
Operating income	$536	$360	$(603)	$533
Operating income as % of net sales	6.2%	4.9%	(3.7)%	3.8%
Income tax expense	$325	$229	$(426)	$335
Net income	$188	$106	$(225)	$136

Net sales by product
Bulk sales
Spirulina bulk	$1,395	$1,056	$2,556	$1,864
Spirulina bulk sales increase (decrease)	32.1%		37.1%
Astaxanthin bulk	$818	$1,852	$1,459	$4,139
Astaxanthin bulk sales decrease	(55.8)%		(64.7)%
Total Bulk sales	$2,213	$2,908	$4,015	$6,003
Total Bulk sales (decrease)	(23.9)%		(33.1)%

Packaged sales
Spirulina packaged	$2,211	$1,452	$3,517	$2,919
Spirulina packaged sales increase	52.3%		20.5%
Astaxanthin packaged	$4,260	$2,939	$8,594	$5,286
Astaxanthin packaged sales increase	44.9%		62.6%
Total Packaged sales	$6,471	$4,391	$12,111	$8,205
Total Packaged sales increase	47.4%		47.6%

Comparison of the Three Months Ended September 30, 2014 and 2013

Net Sales The net sales growth of 19% for the quarter was driven by a 47% increase in our packaged products consistent with our focus and investment in the consumer packaged goods side of our business. Within this growth, sales of packaged spirulina increased 52% and sales of packaged astaxanthin increased 45%. Sales of our bulk products decreased 24%, comprised of a 32% increase in sales of bulk spirulina offset by a 56% decrease in sales of bulk astaxanthin. The decrease in bulk astaxanthin sales is a result of lower inventory due to lower production from the fourth quarter of last year, coupled with higher demand for our packaged products. International sales represented 30% of net sales for the three months ended September 30, 2014 compared to 37% for the same period a year ago. One customer accounted for 12% and 5% of total net sales for the three months ended September 30, 2014 and 2013, respectively.

Gross Profit Our gross profit percent of net sales increased by 8.2 points in the current quarter. Gross profit improved compared to the prior year due to improved product mix and cost reductions from improved astaxanthin production, higher than normal extraction yields and vendor cost reductions.

Operating Expenses Operating expenses increased by $1,107,000 for the second quarter compared to the same period in last year.  Included in this is an increase in general and administrative expenses of $909,000, or 72%, including an increase in legal costs of $771,000 driven by activities related primarily to depositions, preparation of experts’ reports and the rebuttal of plaintiff’s experts’ reports. Additionally, legal expenses in the second quarter of last year were net of insurance proceeds. Sales and marketing expenses increased $282,000, or 24%, due to an increase in brand development costs, advertising programs for our packaged products and the full year impact of staffing added last year.

Income Taxes We recorded income tax expense of $325,000 in the current quarter compared to $229,000 for the same period last year. Our effective tax rate was 63.4% for the current quarter and 68.4% for the same period last year. The effective tax rate in the current year differs from the statutory rate of 34% as a result of state taxes (net of federal benefit) and permanent differences, primarily employee stock option expenses that are not deductible for tax purposes.

Comparison of the Six Months Ended September 30, 2014 and 2013

Net Sales The net sales growth of 14% for the first six months of this year was driven by a 48% increase in our packaged products consistent with our focus and investment in the consumer packaged goods side of our business. Within this growth, sales of packaged spirulina increased 21% and sales of packaged astaxanthin increased 63%. Sales of our bulk products decreased 33%, comprised of a 37% increase in sales of bulk spirulina and a 65% decrease in sales of bulk astaxanthin. The decrease in bulk astaxanthin sales is a result of the lower production in the fourth quarter of last year, coupled with higher demand for our packaged products. International sales represented 27% of net sales for the six months ended September 30, 2014 compared to 41% for the same period a year ago. One customer accounted for 12% and 5% of total net sales for the six months ended September 30, 2014 and 2013, respectively.

Gross Profit Our gross profit percent of net sales increased by 3.8 points in the first six months of this year. Gross profit improved compared to the prior year due to improved product mix and cost reductions from improved astaxanthin production, higher than normal extraction yields and vendor cost reductions.

Operating Expenses Operating expenses increased by $2,535,000 for the six months ended September 30, 2014, compared to the same period last year.  Included in this is an increase in general and administrative expenses of $2,101,000, or 75%, including an increase in legal costs of $1,956,000 driven by activities related primarily to depositions, preparation of experts’ reports and the rebuttal of plaintiff’s experts’ reports. Additionally, legal expenses in the first quarter of last year were net of insurance proceeds. Sales and marketing expenses increased $512,000, or 23%, due to an increase in brand development costs, advertising programs for our packaged products and the full year impact of management level staffing added last year.

Income Taxes We recorded income tax benefit of $426,000 for the first six months of this year compared to an expense of $335,000 for the same period last year. Our effective tax rate was 65.4% for the first six months compared to 71.1% for the same period last year. The effective tax rate in the current year differs from the statutory rate of 34% as a result of state taxes (net of federal benefit) and permanent differences, primarily employee stock option expenses that are not deductible for tax purposes.

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

Liquidity and Capital Resources

Cash Flows The following table summarizes our cash flows for the periods indicated ($ in thousands):

	Six months ended September 30
	2014	2013
Total cash (used in) provided by:
Operating activities	$340	$173
Investing activities	(1,724)	(1,260)
Financing activities	(70)	2

Decrease in cash and cash equivalents	$(1,454)	$(1,085)

Cash provided by operating activities increased $167,000 compared to the same period last year due primarily to higher payable and accrued liabilities, offset by increased receivables and inventory. This increase is a function of increased levels of inventory in packaged products to support the higher sales in this area.

Cash used in investing activities in the current period includes capital expenditures of $2,001,000 for leasehold improvements and equipment acquisitions at our Kona facility compared to $2,610,000 during the same period last year. In the current year, $277,000 was funded by restricted cash compared to $1,350,000 last year. Restricted cash is provided from loan proceeds that can only be used to acquire certain new processing equipment and leasehold improvements.

Cash provided by financing activities in the period consists of proceeds from stock options exercised and principal payments on debt in the normal course of business.

Sources and Uses of Capital

At September 30, 2014, our working capital was $7,503,000, a decrease of $1,395,000 compared to March 31, 2014. The decrease is due to a lower cash balance as a result of investments in equipment and leasehold improvements. Cash and cash equivalents at September 30, 2014 totaled $2,858,000, a decrease of $1,454,000 compared to March 31, 2014.

On September 7, 2012, the Company completed a Term Loan Agreement with a lender providing for $5,500,000 in aggregate credit facilities pursuant to a Term Loan Agreement dated August 14, 2012. The Term Loan Agreement is evidenced by promissory notes in the amounts of $2,250,000 and $3,250,000, and was secured under the provisions of a United States Department of Agriculture (“USDA”) Rural Development Guarantee program. The proceeds of the Term Loan can only be used for specific new processing equipment and leasehold improvements at its Kona, Hawaii facility. Until their disbursement for approved projects, the funds advanced are classified as restricted cash. As of September 30, 2014 we have $1,091,000 in restricted cash set aside for capital projects currently in progress.

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

We are focused on sustainability of production levels in order to promote growth in our astaxanthin and spirulina product lines. We will continue to improve and expand this line to meet the demand of consumers. We will continue to promote the nutritional superiority of Hawaiian grown spirulina and astaxanthin to maintain and expand market share. Significant sales variability between periods and even across several periods can be expected based on historical results.

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

(b) Changes to Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We update previously reported litigation and an administrative proceeding regarding similar patent claim disputes on Form 10-K for the fiscal year ended March 31, 2014 which was filed on June 27, 2014. Both remain pending.

The administrative proceeding is an Inter Partes Review (“IPR”) filed by the Company against the patent owner before the Patent Trial and Appeal Board (“PTAB”).6 An oral hearing before PTAB was held on July 16, 2014. Absent good cause for an extension, PTAB must issue its ruling within one year after the IPR was instituted. A ruling is expected by December 19, 2014.

The litigation was instituted in federal court7 in Florida by a patent licensee and the patent owner (“Plaintiffs”) against the Company over two years ago. Fact discovery concluded in July 2014. Expert discovery and advice of counsel discovery will conclude in November 2014. Based upon new evidence discovered in the course of the discovery process, the federal court granted leave to the Company to file both Third Amended Counterclaims (filed on September 16, 2014) and Fourth Amended Counterclaims (filed on October 6, 2014). Plaintiffs responded to the Fourth Amended Counterclaims on October 17, 2014. The patent in dispute expired October 27, 2014. Trial remains scheduled for the Court’s docket on March 2, 2015.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.     Defaults upon Senior Securities

None.

Item 5.     Other Information

None.

Item 6. Exhibits

a)     The following exhibits are furnished with this report:

10.1	2014 Independent Director Stock Option and Restricted Stock Grant Plan (Incorporated by reference to our Definitive Proxy Statement filed July 18, 2014, File No. 0-14602)

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of November 10, 2014.

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of November 10, 2014.

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed as of November 10, 2014.

101

The following financial statements from Cyanotech Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

6 See: PTAB public files for this IPR at httpx://ptabtrials.uspto.gov/ by entering “5527533” in the block for “Patent Number” and then clicking “Search.”

7 See: U.S. District Court for the Middle District of Florida, Case No. 5:12-cv-366, the public files for which are available at www.pacer.gov by referencing the Middle District of Florida and the specific Case No. 5:12 CV 366; access is subject to government charges for access.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYANOTECH CORPORATION
(Registrant)

November 10, 2014	By:	/s/ Brent D. Bailey
(Date)		Brent D. Bailey
President and Chief Executive Officer and Director

November 10, 2014	By:	/s/ Jole Deal
(Date)		Jole Deal
Vice President — Finance & Administration and CFO
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	2014 Independent Director Stock Option and Restricted Stock Grant Plan (Incorporated by reference to our Definitive Proxy Statement filed July 18, 2014, File No. 0-14602)

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of November 10, 2014.

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of November 10, 2014.

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed as of November 10, 2014.

101

The following financial statements from Cyanotech Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements