Form 10-Q/A
period 2014-09-30
CYANOTECH CORP
filed 2014-11-13
CIK 768408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q/A

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended September 30, 2014

Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Number of common shares outstanding as of November 12, 2014:

Title of Class	Shares Outstanding
Common stock - $0.02 par value	5,516,999

CYANOTECH CORPORATION

FORM 10-Q/A

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, which the Registrant previously filed with the Securities and Exchange Commission (the “SEC”) on November 12, 2014 (the “Original Filing”). The Registrant is filing this Amendment to disclose material new information pertaining to the status of litigation reported in PART I. FINANCIAL INFORMATION, Item 1. Financial Statements, Note 7 to Condensed Consolidated Financial Statements, and in PART II. OTHER INFORMATION, Item 1. Legal Proceedings, which developed after the Original Filing was transmitted to the SEC’s Edgar database on November 10, 2014 and accepted for filing.  A Joint Notice of Settlement was filed electronically with a federal court on November 11, 2014.  Due to the Veterans’ Day Holiday, the Original Filing was not effectively filed with the SEC until November 12, 2014. As required by Rule 12b-15 under the Securities Act of 1934, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment and apply to this filing and the Original Filing, as amended. Except as set forth below, the Original Filing has not been amended, updated or otherwise modified.

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

Patent litigation and Inter Partes Review matters :

On June 29, 2012, U.S.Nutraceuticals LLC, d/b/a Valensa International [“ Valensa ”] and The Board of Trustees of the University of Illinois [the “ Patent Owner ”] filed a lawsuit against Cyanotech Corporation and Nutrex Hawaii, Inc. in the U.S. District Court for the Middle District of Florida, Ocala Division (the “ Litigation ”) primarily alleging infringement of U.S. patent no. 5,527,5332 (the “ ’533 Patent ” or “ Patent ”).

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

(b) Relief Sought by Patent Owner and Valensa : (i) a declaration of patent infringement; (ii) a declaration that the patent infringement was intentional; (iii) a preliminary and a permanent injunction barring us and our employees and affiliates from infringing the ‘533 Patent3 ; (iv) damages for infringement, plus interest and plus treble damages for willful infringement; (v) an award of attorneys’ fees and costs of suit, plus interest; and (vi) any further relief awarded by the Court.

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

As of November 12, 2014, both matters remain pending. However, all parties to the litigation and the administrative proceeding agreed through their respective counsel on November 11, 2014, to confidential terms of settlement, subject only to reducing the comprehensive settlement to a formal written Settlement Agreement within two weeks. On November 12, 2014, litigation counsel filed a Joint Notice of Settlement with the U.S. District Court for the Middle District of Florida, Ocala Division, seeking an immediate stay of proceedings pending the filing of a joint motion for dismissal with prejudice which the parties anticipate filing on or before December 1, 2014.

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

We update previously reported litigation and an administrative proceeding regarding similar patent claim disputes on Form 10-K for the fiscal year ended March 31, 2014 which was filed on June 27, 2014. Both remain pending. However, all parties to the litigation and the administrative proceeding agreed through their respective counsel on November 11, 2014, to confidential terms of settlement, subject only to reducing the comprehensive settlement to a formal written Settlement Agreement within two weeks. On November 12, 2014, litigation counsel filed a Joint Notice of Settlement with the U.S. District Court for the Middle District of Florida, Ocala Division, seeking an immediate stay of proceedings pending the filing of a joint motion for dismissal with prejudice which the parties anticipate filing on or before December 1, 2014.

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

Item 6. Exhibits

a)     The following exhibits are furnished with this report:

10.1	2014 Independent Director Stock Option and Restricted Stock Grant Plan (Incorporated by reference to our Definitive Proxy Statement filed July 18, 2014, File No. 0-14602)

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of November 12, 2014.

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of November 12, 2014.

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed as of November 12, 2014.

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

CYANOTECH CORPORATION
(Registrant)

November 13, 2014	By:	/s/ Brent D. Bailey
(Date)		Brent D. Bailey
President and Chief Executive Officer and Director

November 13, 2014	By:	/s/ Jole Deal
(Date)		Jole Deal
Vice President — Finance & Administration and CFO
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	2014 Independent Director Stock Option and Restricted Stock Grant Plan (Incorporated by reference to our Definitive Proxy Statement filed July 18, 2014, File No. 0-14602)

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of November 12, 2014.

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of November 12, 2014.

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed as of November 12, 2014.

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