Form 10-Q
period 2014-12-31
CYANOTECH CORP
filed 2015-02-12
CIK 768408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended December 31, 2014

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Number of common shares outstanding as of February 10, 2015:

Title of Class	Shares Outstanding
Common stock - $0.02 par value	5,552,999

CYANOTECH CORPORATION

FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

CYANOTECH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except par value and number of shares)

(Unaudited)

	December 31, 2014	March 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$2,541	$4,312
Accounts receivable, net of allowance for doubtful accounts of $6 at December 31, 2014 and $6 at March 31, 2014	3,804	3,347
Inventories, net	6,540	4,876
Deferred tax assets	216	216
Prepaid expenses and other current assets	406	339
Total current assets	13,507	13,090

Equipment and leasehold improvements, net	13,957	11,826
Restricted cash	561	1,368
Deferred tax assets	3,095	3,124
Other assets	805	902
Total assets	$31,925	$30,310

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$209	$204
Customer deposits	46	30
Accounts payable	3,835	3,184
Accrued expenses	1,043	774
Total current liabilities	5,133	4,192

Long-term debt, excluding current maturities	5,103	5,263
Deferred rent	7	8
Total liabilities	10,243	9,463

Commitments and contingencies

Stockholders’ equity:
Common stock of $0.02 par value, shares authorized 50,000,000; 5,552,999 shares issued and outstanding at December 31, 2014 and 5,488,038 shares at March 31, 2014	111	110
Additional paid-in capital	30,646	29,891
Accumulated deficit	(9,075)	(9,154)
Total stockholders’ equity	21,682	20,847
Total liabilities and stockholders’ equity	$31,925	$30,310

See accompanying Notes to Condensed Consolidated Financial Statements.

CYANOTECH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013

NET SALES	$8, 842	$7,438	$24,968	$21,646
COST OF SALES	4,489	4,293	13,371	12,656
Gross profit	4,353	3,145	11,597	8,990

OPERATING EXPENSES:
General and administrative	1,829	1,685	6,746	4,502
Sales and marketing	1,473	1,011	4,169	3,195
Research and development	155	108	376	394
Loss on disposal of equipment and leasehold improvements	113	19	126	45
Total operating expenses	3,570	2,823	11,417	8,136

Income from operations	783	322	180	854

Interest expense, net	(23)	(29)	(71)	(90)

Income before income tax	760	293	109	764

INCOME TAX EXPENSE	456	257	30	592

NET INCOME	$304	$36	$79	$172

NET INCOME PER SHARE:
Basic	$0.05	$0.01	$0.01	$0.03
Diluted	$0.05	$0.01	$0.01	$0.03

SHARES USED IN CALCULATION OF NET INCOME PER SHARE:
Basic	5,533	5,486	5,505	5,475
Diluted	5,779	5,659	5,704	5,656

See accompanying Notes to Condensed Consolidated Financial Statements.

CYANOTECH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended December 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$79	$172
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of equipment and leasehold improvements	126	46
Depreciation and amortization	925	784
Amortization of debt issue costs and other assets	35	32
Share based compensation expense	584	589
Reduction of inventory reserve	(1)	(3)
Deferred income tax provision	29	395
Net (increase) decrease in assets:
Accounts receivable	(457)	(736)
Inventories	(1,663)	(1,539)
Prepaid expenses and other assets	(5)	(266)
Net increase (decrease) in liabilities:
Customer deposits	16	27
Accounts payable	651	585
Accrued expenses	269	(41)
Deferred rent	(1)	(3)
Net cash provided by operating activities	587	42

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from restricted cash	807	1,509
Investment in equipment and leasehold improvements	(3,185)	(3,362)
Net cash used in investing activities	(2,378)	(1,853)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(153)	(78)
Proceeds from stock options exercised	173	35
Net cash provided by (used in) financing activities	20	(43)

Net decrease in cash and cash equivalents	(1,771)	(1,854)

Cash and cash equivalents at beginning of period	4,312	4,364

Cash and cash equivalents at end of period	$2,541	$2,510

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$221	$229
Income taxes	$—	$118

See accompanying Notes to Condensed Consolidated Financial Statements.

CYANOTECH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

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

2.             INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. Inventories consist of the following:

	December 31, 2014	March 31, 2014
	(in thousands)
Raw materials	$684	$1,235
Work in process	1,610	1,407
Finished goods(1)	3,980	1,953
Supplies	266	281
	$6,540	$4,876

__________________________

 (1)   Net of reserve for obsolescence of $5,000 and $6,000 at December 31, 2014 and March 31, 2014, respectively.

      The Company recognizes abnormal production costs, including fixed cost variances from normal production capacity, as an expense in the period incurred. There were $196,000 of abnormal production costs charged to cost of sales for the three months ended December 31, 2014 and $277,000 of abnormal production costs charged to cost of sales for the nine months ended December 31, 2014. There were $44,000 of abnormal production costs charged to cost of sales for the three and nine months ended December 31, 2013.

3.             EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

Equipment and leasehold improvements are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives for equipment and furniture and fixtures, or the shorter of the land lease term or estimated useful lives for leasehold improvements as follows:

Equipment (in years)	3 to	10
Furniture and fixtures (in years)	3 to	7
Leasehold improvements (in years)	10 to	25

Equipment and leasehold improvements consist of the following:

	December 31, 2014	March 31, 2014
	(in thousands)
Equipment	$9,629	$8,840
Leasehold improvements	10,006	9,756
Furniture and fixtures	298	291
	19,933	18,887
Less accumulated depreciation and amortization	(12,232)	(11,393)
Construction-in-progress	6,256	4,332
Equipment and leasehold improvements, net	$13,957	$11,826

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amount to forecasted undiscounted future cash flows expected to be generated by the asset. If the carrying amount exceeds its estimated future cash flows, then an impairment charge is recognized to the extent that the carrying amount exceeds the asset’s fair value. Management has determined no asset impairment existed as of December 31, 2014. The Company recognized a loss on disposal of assets in the amount of $113,000 and $126,000 for the three and nine months ended December 31, 2014, respectively. The Company recognized a loss on disposal of assets in the amount of $19,000 and $45,000 for the three and nine months ended December 31, 2013, respectively.

The Company has capitalized $58,000 and $170,000 of interest for the three and nine months ended December 31, 2014, respectively. $50,000 and $148,000 of interest was capitalized for the three and nine month period ended December 31, 2013.

4.             ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31, 2014	March 31, 2014
	(in thousands)
Wages and profit sharing	$713	$582
Customer rebates	107	55
Other expenses	223	137
	$1,043	$774

5.             LONG-TERM DEBT

Long-term debt consists of the following:

	December 31, 2014	March 31, 2014
	(in thousands)
Term loans	$5,312	$5,467
Less current maturities	(209)	(204)
Long-term debt, excluding current maturities	$5,103	$5,263

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

The provisions of the Loan require the payment of interest only for the first 12 months of the term; thereafter, and until its maturity on August 14, 2032, the obligation fully amortizes over nineteen (19) years. Interest on the Loan accrues on the outstanding principal balance at an annual variable rate equal to the published Wall Street Journal prime rate (3.25% at December 31, 2014) plus 1.0% and is adjustable on the first day of each calendar quarter and fixed for that quarter. At no time shall the annual interest rate be less than 5.50%. The Loan has a prepayment penalty of 5% for any prepayment made prior to the first anniversary of the date of the Loan Agreement, which penalty is reduced by 1% each year thereafter until the fifth anniversary of such date, after which there is no prepayment penalty. The balance under this Loan was $5,283,000 at December 31, 2014. Proceeds from the Loan are classified as restricted cash until drawn upon to acquire new processing equipment and leasehold improvements.

The Loan includes a one-time origination and guaranty fee totaling $214,500 and an annual renewal fee payable in the amount of 0.25% of the USDA guaranteed portion of the outstanding principal balance as of December 31 of each year, beginning December 31, 2012. The USDA has guaranteed 80% of all amounts owing under the Loan. The Company is subject to financial covenants and customary affirmative and negative covenants. The Company was in compliance with these financial covenants at December 31, 2014.

The Company has three equipment loans with John Deere credit providing for $103,000 in equipment financing; these loans are payable in 48 equal monthly principal payments. At December 31, 2014 and March 31, 2014, the total outstanding combined balance was approximately $22,000 and $42,000, respectively. The equipment loans mature at various dates between May 2015 and June 2016. The loans are at a 0% rate of interest and are net of unamortized discount of $1,000 and $1,000 at December 31, 2014 and March 31, 2014, respectively.

In September 2011, the Company executed a Term Loan Agreement with Nissan Motor Acceptance Corporation providing for $23,000 in equipment financing, secured by the equipment. The Term Loan has a maturity date of September 13, 2016 and is payable in 60 equal monthly principal payments. The interest rate under this Term Loan is 0%. Imputed interest at a rate of 2% (cash discount offered by seller) has been recorded and is being amortized as interest over the term of the loan. The balance outstanding under the Term Loan was $8,000 and $12,000 at December 31, 2014 and March 31, 2014, respectively, less the unamortized discount of $200 and $300 at December 31, 2014 and March 31, 2014, respectively.

Future principal payments under the term loan and capital lease agreements as of December 31, 2014 are as follows:

Payments Due	(in thousands)
Next 12 Months	$209
Year 2	203
Year 3	207
Year 4	219
Year 5	231
Thereafter	4,243
Total principal payments	$5,312

6.             LEASES

The Company leases facilities, equipment and land under operating leases expiring through 2035. The land lease provides for contingent rentals in excess of minimum rental commitments based on a percentage of the Company’s sales. Management has accrued for the estimated contingent rent as of December 31, 2014.

Future minimum lease payments under all non-cancelable operating leases at December 31, 2014 are as follows:

Payments Due	(in thousands)
Next 12 Months	$455
Year 2	415
Year 3	406
Year 4	401
Year 5	404
Thereafter	4,823
Total minimum lease payments	$6,904

7.             COMMITMENTS AND CONTINGENCIES

On September 12, 2012, the Company entered into an agreement with ThyssenKrupp Industrial Solutions (USA), Inc. (“TKIS”), formerly Uhde Corporation of America, for the purchase of supercritical carbon dioxide extraction equipment to be used in the processing of its natural astaxanthin (“Equipment”). Pursuant to the terms of the agreement, TKIS will build, ship and provide assistance in installing the Equipment. The Equipment, which was originally scheduled for delivery approximately 14 months from the date of the agreement, was delivered in the third quarter of this fiscal year. The Company will pay TKIS an aggregate of $3,222,000 for the equipment and services, of which $323,000 remains unpaid as of December 31, 2014. Progress payments through December 31, 2014 of $2,899,000 have been classified in construction in progress in the consolidated balance sheet.

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

We previously disclosed the negative effect of the legal costs of one pending patent lawsuit against the Company and a related administrative proceeding initiated by the Company to challenge the validity of the patent which is the subject of the lawsuit.1 Our legal costs grew significantly in the first quarter of this fiscal year due to costs related to development of reports by our medical and economic experts, the extension of discovery and deposition deadlines, and costs related to preparation for the oral hearing with the Patent Trial and Appeal Board (“PTAB”) on our Inter Partes Review (see Risk Factors, pages 14-15, and discussion of increase in Operating Expenses, page 16).

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

_________

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

On December 17, 2014 all existing litigation and administrative proceedings between the Company and U.S. Nutraceuticals LLC d/b/a Valensa International and The Board of Trustees of the University of Illinois were amicably resolved. The tentative resolution was reported on a Form 10-Q/A filed November 13, 2014. In Reports covering periods beginning in Fiscal 2013 the Company had disclosed significant increases in legal expenditures as a component of general and administrative expenses due to pending litigation2 and administrative proceedings3. The Company also stated in those prior Reports that it did not believe that the ultimate resolution of pending legal proceedings was likely to have a material adverse effect on the Company’s business, results of operations, cash flows or financial condition. All litigation and related administrative proceedings involving the Company are being, or have already been, dismissed with prejudice or otherwise effectively terminated. [See Form 8-K, Item 801 – Other Events dated December 17, 2014 (filed December 19, 2014)].

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

As of December 31, 2014, the Company had three equity-based compensation plans: the Independent Director Stock Option and Restricted Stock Grant Plan (the “2014 Directors Plan”); the 2005 Stock Option Plan (the “2005 Plan”); and the 2004 Independent Director Stock Option and Stock Grant Plan (the “2004 Directors Plan”). The Company’s equity based compensation plans provide for the awarding of stock options and shares of restricted common stock for eligible employees, certain outside consultants and independent directors.

On August 28, 2014, the Company’s shareholders approved the 2014 Directors Plan. This plan authorizes the Board of Directors to provide additional incentive to the Company’s independent directors through equity based compensation in the form of stock options and restricted stock. Awards under the 2014 Directors Plan are limited to the authorized amount of 350,000 shares. As of December 31, 2014, there were 333,439 shares available for grant under the 2014 Directors Plan.

Under the 2005 Plan, eligible employees and certain independent consultants may be granted options to purchase shares of the Company’s common stock. The shares issuable under the 2005 Plan will either be shares of the Company’s authorized but previously unissued common stock or shares reacquired by the Company, including shares purchased on the open market.  As of December 31, 2014, there were 397,818 options available for grant under the 2005 Plan.

The 2004 Directors Plan was terminated on August 28, 2014. As a result, no additional awards will be issued under this plan

The following table presents shares authorized, available for future grant and outstanding under each of the Company’s plans:

	As of December 31, 2014
	Authorized	Available	Outstanding

2014 Plan	350,000	333,439	—
2005 Plan	2,075,000	397,818	1,434,016
2004 Directors Plan	—	—	12,000
Total	2,425,000	731,257	1,446,016

______________

2 See: U.S. District Court for the Middle District of Florida, Case No. 5:12-cv-366 and Case No. 5:12-cv-266, the public files for which are available at www.pacer.gov by referencing the Middle District of Florida and the specific Case No. 5:12 CV 366 and Case No. 5:12 CV 266; access is subject to government charges for access.

3 See: PTAB public files for this IPR at https://ptabtrials.uspto.gov/ by entering “5527533” in the block for “Patent Number” and clicking “Search.”

All stock option grants made under equity-based compensation plans were issued at exercise prices no less than the Company’s closing stock price on the date of grant. Options under the 2005 Plan and 2014 Directors Plan were determined by the Board of Directors or the Stock Option and Compensation Committee of the Board in accordance with the provisions of the respective plans.  The terms of each option grant include vesting, exercise, and other conditions are set forth in a Stock Option Agreement evidencing each grant. No option can have a life in excess of ten (10) years.  The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model. The model requires various assumptions, including a risk-free interest rate, the expected term of the options, the expected stock price volatility over the expected term of the options and the expected dividend yield. Compensation expense for employee stock options is recognized ratably over the vesting term. Compensation expense recognized for options issued under the 2005 Plan was $153,000 and $506,000 for the three and nine months ended December 31, 2014, respectively. Compensation expense recognized for options issued under the 2005 Plan was $181,000 and $535,000 for the three and nine months ended December 31, 2013, respectively. Compensation expense recognized for restricted stock issued under the 2014 Directors Plan was $0 and $78,000 for the three and nine months ended December 31, 2014, respectively. Compensation expense recognized for restricted stock and options issued under the 2004 Directors Plan was $2,000 and $54,000 for the three and nine months ended December 31, 2013, respectively. All share-based compensation has been classified as general and administrative expense.

      A summary of option activity under the Company’s stock plans for the nine months ended December 31, 2014 is presented below:

Option Activity	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at March 31, 2014	1,469,306	$4.04	7.3	$2,034,303
Granted	45,000	4.72	—	—
Exercised	(48,400)	3.56	—	109,693
Forfeited or expired	(19,890)	$4.21	—	17,758
Outstanding at December 31, 2014	1,446,016	$4.08	6.7	$4,141,848
Exercisable at December 31, 2014	722,600	$3.71	6.3	$2,330,874

The aggregate intrinsic value as of December 31, 2014 in the table above is before applicable income taxes and represents the excess amount over the exercise price optionees would have received if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price of $6.93 for such day.

A summary of the Company’s non-vested options for the nine months ended December 31, 2014 is presented below:

Nonvested Options	Shares	Weighted Average Grant-Date Fair Value
Nonvested at March 31, 2014	851,066	$3.22
Granted	45,000	2.73
Vested	(16,080)	3.14
Forfeited or expired	(156,570)	3.16
Nonvested at December 31, 2014	723,416	$3.20

The following table summarizes the weighted average characteristics of outstanding stock options as of December 31, 2014:

			Outstanding Options			Exercisable Options
Range of Exercise Prices			Number of Shares	Remaining Life (Years)	Weighted Average Price	Number of Shares	Weighted Average Price
$1.60	-	3.70	400,880	5.7	$2.93	400,880	$2.93
$3.71	-	4.42	701,136	6.7	3.82	189,220	3.82
$4.43	-	5.40	117,500	8.3	4.96	41,000	5.18
$5.41	-	7.08	226,500	7.6	6.41	91,500	6.23
Total stock options			1,446,016	6.7	$4.08	722,600	$3.71

There were no stock options or restricted shares granted during the three months ended December 31, 2014. There were 45,000 stock options and 16,561 restricted shares granted during the nine months ended December 31, 2014. There were 6,000 stock options and 9,000 restricted shares granted during the three and nine months ended December 31, 2013. The value assumptions related to options granted during the nine months ended December 31, 2014 were as follows:

2014
Exercise Price:	$4.72
Volatility:	63.98%
Risk Free Rate:	1.74%
Vesting Period (in years):	3
Forfeiture Rate:	4.51%
Expected Life (in years):	5.73
Dividend Rate:	0%

As of December 31, 2014, total unrecognized share-based compensation expense related to all unvested stock options was $1,649,000 which is expected to be expensed over a weighted average period of 3.0 years.

9.             INCOME TAXES

We utilize our estimated annual effective tax rate to determine our provision (benefit) for income taxes for interim periods. The income tax provision (benefit) is computed by taking the estimated annual effective tax rate and multiplying it by the year to date pre-tax book income (loss). We recorded income tax expense of $456,000 and $257,000 for the three months ended December 31, 2014 and 2013, respectively. Our effective tax rate was 60.0% and 87.7% for the quarters ended December 31, 2014 and 2013, respectively. We recorded an income tax expense of $30,000 and $592,000 for the nine months ended December 31, 2014 and 2013, respectively. Our effective tax rate was 27.5% and 77.5% for the nine months ended December 31, 2014 and 2013, respectively.

The effective tax rate for the three and nine months ended December 31, 2014 differs from the statutory rate of 34% as a result of the state taxes (net of federal benefit) and permanent differences.

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

As of December 31, 2014, there was no liability for income tax associated with unrecognized tax benefits. The Company recognizes accrued interest related to unrecognized tax benefits as well as any related penalties in interest income or expense in its consolidated condensed statements of operations, which is consistent with the recognition of these items in prior reporting periods.

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

Reconciliations between the numerator and the denominator of the basic and diluted earnings per share computations for the three months ended December 31, 2014 and 2013 are as follows:

	Three Months Ended December 31, 2014
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands)
Basic income per share	$304	5,533	$0.05
Effect of dilutive securities—Common stock options	—	246	—
Diluted income per share	$304	5,779	$0.05

	Three Months Ended December 31, 2013
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands)

Basic income per share	$36	5,486	$0.01
Effect of dilutive securities — Common stock options	—	173	—
Diluted income per share	$36	5,659	$0.01

Reconciliations between the numerator and the denominator of the basic and diluted earnings per share computations for the nine months ended December 31, 2014 and 2013 are as follows:

	Nine Months Ended December 31, 2014
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands)
Basic income per share	$79	5,505	$0.01
Effect of dilutive securities—Common stock options	—	199	—
Diluted income per share	$79	5,704	$0.01

	Nine Months Ended December 31, 2013
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands)
Basic income per share	$172	5,475	$0.03
Effect of dilutive securities — Common stock options	—	181	—
Diluted income per share	$172	5,656	$0.03

Basic and diluted loss per share are the same in periods of a net loss, because common share equivalents are anti-dilutive when a net loss is recorded. Diluted earnings per share does not include the impact of common stock options totaling 636,416 and 680,142 for the three months ended December 31, 2014 and 2013, respectively, and 565,416 and 725,142 for the nine months ended December 31, 2014 and 2013, respectively, as the effect of their inclusion would be anti-dilutive.

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

Results of Operations

The following tables present selected consolidated financial data for each of the periods indicated ($ in thousands):

	Three Months Ended		Nine Months Ended
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Net sales	$8,842	$7,438	$24,968	$21,646
Net sales increase	18.9%		15.3%
Gross profit	$4,353	$3,145	$11,597	$8,990
Gross profit as % of net sales	49.2%	42.3%	46.4%	41.5%
Operating expenses	$3,570	$2,823	$11,417	$8,136
Operating expenses as % of net sales	40.4%	38.0%	45.7%	37.3%
Operating income	$783	$322	$180	$854
Operating income as % of net sales	8.9%	4.3%	0.7%	3.8%
Income tax expense	$456	$257	$30	$592
Net income	$304	$36	$79	$172

Net sales by product
Packaged sales
Spirulina packaged	$1,730	$1,201	$5,247	$4,120
Spirulina packaged sales increase	44.0%		27.4%
Astaxanthin packaged	$4,806	$3,099	$13,400	$8,385
Astaxanthin packaged sales increase	55.1%		59.8%
Total Packaged sales	$6,536	$4,300	$18,647	$12,505
Total Packaged sales increase	52.0%		49.1%

Bulk sales
Spirulina bulk	$553	$778	$3,109	$2,642
Spirulina bulk sales increase (decrease)	(28.9)%		17.7%
Astaxanthin bulk	$1,753	$2,360	$3,212	$6,499
Astaxanthin bulk sales decrease	(25.7)%		(50.6)%
Total Bulk sales	$2,306	$3,138	$6,321	$9,141
Total Bulk sales (decrease)	(26.5)%		(30.9)%

Comparison of the Three Months Ended December 31, 2014 and 2013

Net Sales The net sales growth of 19% for the quarter was driven by a 52% increase in our packaged products. Within this growth, sales of packaged spirulina increased 44% and sales of packaged astaxanthin increased 55%. Sales of our bulk products decreased 27%, comprised of a 29% decrease in sales of bulk spirulina and a 26% decrease in sales of bulk astaxanthin. The decrease in bulk astaxanthin sales is a result of higher demand for our packaged products. International sales represented 30% of net sales for the three months ended December 31, 2014 compared to 40% for the same period last year. There were no customers with sales equaling or exceeding 10% of our total net sales for the three months ended December 31, 2014 and 2013, respectively.

Gross Profit Our gross profit percent of net sales increased by 6.9 points in the current quarter. Gross profit improved compared to the prior year due to improved product and channel mix, as well as higher than normal extraction yields and vendor cost reductions.

Operating Expenses Operating expenses increased by $747,000 for the third quarter compared to the same period in last year.  Included in this is an increase in general and administrative expenses of $144,000, or 9%, due to an increase in legal costs of $144,000 driven by activities related primarily to preparation of expert depositions. Sales and marketing expenses increased $462,000, or 46%, due to an increase in brand development costs, advertising programs for our packaged products and the full year impact of staffing added last year.

Income Taxes We recorded income tax expense of $456,000 in the current quarter compared to $257,000 for the same period last year. Our effective tax rate was 60.0% for the current quarter and 87.7% for the same period last year. The effective tax rate in the current year differs from the federal statutory rate of 34% as a result of state taxes (net of federal benefit) and permanent differences, primarily employee stock option expenses that are not deductible for tax purposes.

Comparison of the Nine Months Ended December 31, 2014 and 2013

Net Sales The net sales growth of 15% for the first nine months of this year was driven by a 49% increase in our packaged products. Within this growth, sales of packaged spirulina increased 27% and sales of packaged astaxanthin increased 60%. Sales of our bulk products decreased 31%, comprised of an 18% increase in sales of bulk spirulina and a 51% decrease in sales of bulk astaxanthin. The decrease in bulk astaxanthin sales is a result of the lower production in the fourth quarter of last year, coupled with higher demand for our packaged products. International sales represented 28% of net sales for the nine months ended December 31, 2014 compared to 40% for the same period last year. There were no customers with sales equaling or exceeding 10% of our total net sales for the nine months ended December 3, 2014 and 2013, respectively.

Gross Profit Our gross profit percent of net sales increased by 4.9 points in the first nine months of this year. Gross profit improved compared to the prior year due to improved product mix and cost reductions from improved astaxanthin production, higher than normal extraction yields and vendor cost reductions.

Operating Expenses Operating expenses increased by $3,281,000 for the nine months ended December 31, 2014, compared to the same period last year.  Included in this is an increase in general and administrative expenses of $2,244,000, or 50%, including an increase in legal costs of $2,101,000 driven by activities related primarily to depositions, preparation of experts’ reports and the rebuttal of plaintiff’s experts’ reports. Additionally, legal expenses in the first quarter of last year were net of insurance proceeds. Sales and marketing expenses increased $974,000, or 30%, due to an increase in brand development costs, advertising programs for our packaged products and the full year impact of management level staffing added last year.

Income Taxes We recorded income tax expense of $30,000 for the first nine months of this year compared to an expense of $592,000 for the same period last year. Our effective tax rate was 27.5% for the first nine months compared to 77.5% for the same period last year. The effective tax rate in the current year differs from the federal statutory rate of 34% as a result of state taxes (net of federal benefit) and permanent differences, primarily employee stock option expenses that are not deductible for tax purposes.

Variability of Results

We have experienced significant quarterly fluctuations in operating results and such fluctuations could occur in future periods. We have, during our history, experienced fluctuations in operating results due to the following: changes in sales levels to our customers; competition including pricing, new products and shifts in market trends; production difficulties from environmental influences; increased production costs and variable production results due to inclement weather; and startup costs associated with new product introductions, new facilities and expansion into new markets. In addition, future operating results may fluctuate as a result of factors beyond our control such as foreign exchange fluctuations, changes in government regulations, and economic changes in the regions we have customers. A portion of our operating expenses are relatively fixed and the timing of increases in expense levels is based in large part on forecasts of future sales. Therefore, if net sales are below expectations in any given period, the adverse impact on results of operations may be magnified by our inability to effectively adjust spending in certain areas, or to adjust spending in a timely manner, as in personnel and administrative costs. We may also choose to reduce prices or increase spending in response to market conditions, and these decisions may have a material adverse effect on financial condition and results of operations.

Liquidity and Capital Resources

Cash Flows The following table summarizes our cash flows for the periods indicated ($ in thousands):

	Nine months ended December 31
	2014	2013
Total cash (used in) provided by:
Operating activities	$587	$42
Investing activities	(2,378)	(1,853)
Financing activities	20	(43)

Decrease in cash and cash equivalents	$(1,771)	$(1,854)

Cash provided by operating activities increased $545,000 compared to the same period last year due primarily to higher depreciation, payables and accrued liabilities. The increase in payables is a function of increased levels of inventory in packaged products to support the higher sales, as well as increased use of our corporate procurement card program for vendor payment.

Cash used in investing activities in the current period includes capital expenditures of $3,185,000 for leasehold improvements and equipment acquisitions at our Kona facility compared to $3,362,000 during the same period last year. In the current year, $807,000 was funded by restricted cash compared to $1,509,000 last year. Restricted cash is provided from loan proceeds that can only be used to acquire certain new processing equipment and leasehold improvements.

Cash provided by financing activities in the period consists of proceeds from stock options exercised and principal payments on debt in the normal course of business.

Sources and Uses of Capital

At December 31, 2014, our working capital was $8,374,000, a decrease of $524,000 compared to March 31, 2014. The decrease is due to a lower cash balance as a result of investments in equipment and leasehold improvements. Cash and cash equivalents at December 31, 2014 totaled $2,541,000, a decrease of $1,771,000 compared to March 31, 2014.

On September 7, 2012, the Company completed a Term Loan Agreement with a lender providing for $5,500,000 in aggregate credit facilities pursuant to a Term Loan Agreement dated August 14, 2012. The Term Loan Agreement is evidenced by promissory notes in the amounts of $2,250,000 and $3,250,000, and was secured under the provisions of a United States Department of Agriculture (“USDA”) Rural Development Guarantee program. The proceeds of the Term Loan can only be used for specific new processing equipment and leasehold improvements at its Kona, Hawaii facility. Until their disbursement for approved projects, the funds advanced are classified as restricted cash. As of December 31, 2014 we have $561,000 in restricted cash set aside for capital projects currently in progress.

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

Our strategic direction has been to position the Company as a world leader in the production and marketing of high-value natural products from microalgae. We are vertically aligned, producing raw materials in the form of microalgae processed at our 90-acre facility in Hawaii, and integrating those raw materials into finished products. In fiscal 2015, our primary focus has been to put a scalable foundation in place, improving our processes, systems, facilities and organization. We will continue putting increased emphasis on our Nutrex Hawaii consumer products to introduce them to a broader consumer market than in prior years. Our focus going forward will continue to be to leverage our experience and reputation for quality, building nutritional brands which promote health and well-being. The foundation of our nutritional products is naturally cultivated Hawaiian Spirulina Pacifica® in powder and tablet form; and BioAstin® Hawaiian Astaxanthin™ antioxidant in extract, soft gel caplet and micro-encapsulated beadlet form. Information about our Company and our products can be viewed at www.cyanotech.com and www.nutrex-hawaii.com. Consumer products can also be purchased online at www.nutrex-hawaii.com.

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

(b) Changes to Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On December 17, 2014 all existing litigation and administrative proceedings between the Company and U.S. Nutraceuticals LLC d/b/a Valensa International and The Board of Trustees of the University of Illinois were amicably resolved. The tentative resolution was reported on a Form 10-Q/A filed November 13, 2014. In Reports covering the periods beginning in Fiscal 2013, the Company had disclosed significant increases in legal expenditures as a component of general and administrative expenses due to pending litigation4 and administrative proceedings5. The Company also stated in those prior Reports that it did not believe that the ultimate resolution of pending legal proceedings was likely to have a material adverse effect on the Company’s business, results of operations, cash flows or financial condition. All litigation and related administrative proceedings involving the Company are being, or have already been, dismissed with prejudice or otherwise effectively terminated. [See Form 8-K, Item 801 – Other Events dated December 17, 2014 (filed December 19, 2014)].

Item 6.    Exhibits

a)     The following exhibits are furnished with this report:

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of February 12, 2015.

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of February 12, 2015.

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed as of February 12, 2015.

101

The following financial statements from Cyanotech Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

4 See: U.S. District Court for the Middle District of Florida, Case No. 5:12-cv-366 and Case No. 5:12-cv-266, the public files for which are available at www.pacer.gov by referencing the Middle District of Florida and the specific Case No. 5:12 CV 366 and Case No. 5:12 CV 266; access is subject to government charges for access.

5 See: PTAB public files for this IPR at https://ptabtrials.uspto.gov/ by entering “5527533” in the block for “Patent Number” and clicking “Search.”

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYANOTECH CORPORATION
(Registrant)

February 12, 2015	By:	/s/ Brent D. Bailey
(Date)		Brent D. Bailey
President and Chief Executive Officer and Director

February 12, 2015	By:	/s/ Jole Deal
(Date)		Jole Deal
Vice President — Finance & Administration and CFO
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of February 12, 2015.

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of February 12, 2015.

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed as of February 12, 2015.

101

The following financial statements from Cyanotech Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements