Form 10-K
period 2015-03-31
CYANOTECH CORP
filed 2015-07-15
CIK 768408

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2015

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
(Do not check if a smaller reporting company)

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐  Yes ☒  No

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant on September 30, 2014 was approximately $20,124,083 based on the closing sale price of the Common Stock on the NASDAQ Capital Market on that date.

Number of shares outstanding of Registrant’s Common Stock at July 10, 2015 was 5,564,799.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement for its 2015 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission on or prior to July 16, 2015 and to be used in connection with the Annual Meeting of Stockholders expected to be held on August 27, 2015, are incorporated by reference in Part III of this Form 10-K.

TABLE OF CONTENTS

Item
	PART I
	Discussion of Forward-Looking Statements	3
1.	Business	4
1A.	Risk Factors	9
2.	Properties	15
3.	Legal Proceedings	15
	PART II
5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	15
7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
8.	Financial Statements and Supplementary Data	25
9A	Controls and Procedures	43
	PART III
10.	Directors and Executive Officers of the Registrant	44
11.	Executive Compensation	44
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	44
13.	Certain Relationships and Related Transactions	44
14.	Principal Accountant Fees and Services	45
	PART IV
15.	Exhibits and Financial Statement Schedules and Exhibits	46
16.	Signatures	49

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

●

The added risks associated with or attributed to the current local, national and world economic conditions, including but not limited to, the volatility of crude oil prices, inflation and currency fluctuations;

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

●	Legal costs associated with any legal proceedings, and the potential direct and indirect cost and other effects on our business or financial condition resulting from any legal proceedings.

●	Risk associated with the geographic concentration of our business;

●	Acts of war, terrorist incidents or natural disasters; and

●	Other risks or uncertainties described elsewhere in this Report and in other periodic reports previously and subsequently filed by us with the Securities and Exchange Commission.

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

Our Business

We operate entirely in one operating segment, the cultivation and production of microalgae into high-value, high-quality natural health and nutrition products. We cultivate, on a large-scale basis, two microalgal species from which our two major product lines, natural astaxanthin products and spirulina products, are derived. We record revenue and cost of sales information by product category, but do not record operating expenses by such product category.

The following table sets forth, for the three years ended March 31, 2015, the net sales contributed by each of our product lines (in thousands):

	Net Sales
	2015	2014	2013
Natural astaxanthin products:
BioAstin®	$22,087	19,056	$18,618
Spirulina products:
Spirulina Pacifica®	11,722	$9,122	8,838
Other	—	—	3
Total	$33,809	$28,178	$27,459

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

BioAstin® is GRAS (generally recognized as safe) as determined by the United States Food and Drug Administration. Our all natural BioAstin® is cultivated without the use of herbicides or pesticides, is not genetically modified (non GMO). In fiscal 2012 we applied for a new dietary ingredient (NDI), with the United States Food and Drug Administration, providing for a daily dosage of 12mg of astaxanthin which was reviewed without comment.

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

All natural astaxanthin products undergo a prescribed set of microbiological food product tests to ensure safety and quality. We have historically used third party contract manufacturers for the extraction services, the production of gelcaps and the production of beadlets. However, beginning June 2015 we have the capability to perform the extraction process at our new extraction and warehouse facility in Kona, Hawaii. All third party contract manufacturers are audit inspected by our Quality Control Department and are required to comply with the Food and Drug Administration (FDA) Good Manufacturing Practices (GMP) regulations. The majority of these contract manufacturers hold independent third party GMP certifications.

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

BioAstin® competes directly with similar products marketed by other manufacturers including Fuji Chemical of Japan, Algatechnologies of Israel, BGG of China and Valensa (dba U.S. Nutraceuticals, LLC) in the United States. In the general category of nutritional supplements, BioAstin® and MDFormulas also compete with a variety of vitamins, dietary supplements and other antioxidant products available to consumers. The nutritional products market is highly competitive and includes international, national, regional and local producers and distributors, many of whom have greater resources than we have, and many of whom offer a greater variety of products.

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

The majority of our bulk spirulina is sold to international health food manufacturers and formulators, many of whom identify and promote our Hawaiian Spirulina Pacifica® in their products. Such customers purchase bulk powder or bulk tablets and package these products under their brand label for sale to the health and natural food markets in their countries. Some of the brands produced by these customers are marketed and sold in direct competition with the packaged consumer products sold through our Nutrex Hawaii subsidiary in international channels. In the domestic market, Nutrex Hawaii packaged consumer products are sold through an established health food distribution network or directly to consumers. In selected international markets, we have exclusive sales distributors for both our bulk and packaged consumer products.

Our Spirulina Pacifica® products compete with a variety of vitamins, dietary supplements, other algal products and similar nutritional products available to consumers. The nutritional products category is highly competitive and includes international, national, regional and local producers and distributors, many of whom have greater resources than Cyanotech and many of whom offer a greater variety of products. Our direct competition in the spirulina market is currently from Dainippon Ink and Chemical Company’s Earthrise facility in California, Parry Nutraceuticals, a division of Murugappa Group of India and several farms in China. In addition, there are numerous other smaller farms in throughout the world. We have experienced increased price competition due to the large number of spirulina suppliers as well as customers who generally treat these products as commodities with price being the major determining factor driving their purchasing decision. As one of the largest producers of spirulina, our challenge is to increase our market share among customers who seek the high-quality products we produce while concurrently adjusting our product mix to meet our revenue and profitability targets.

Major Customers

One customer accounted for 13% of our total net sales in the fiscal year ended March 31, 2015. There were no customers with sales at or above 10% of our total net sales for the years ended March 31, 2014 and 2013 respectively.

Research and Development

Our expertise for many years has been in the development of efficient, stable and cost-effective production systems for microalgal products. We have learned production levels from our systems may not be sustainable across periods of days, weeks, or even months. Accordingly, we typically investigate each specific microalgae identified in the scientific literature for potentially marketable products and for solutions to production stability and efficiency challenges, and then strive to develop the technology to grow such microalgae on a commercial scale or to incorporate procedures or technology to improve production stability and efficiency. Successful microalgal product developments and technical solutions are highly uncertain and dependent on numerous factors, many beyond our control. Products and solutions or improvements that appear promising in early phases of development may be found to be ineffective, may be uneconomical because of manufacturing costs or other factors, may be precluded from commercialization due to the proprietary rights of other companies, or may fail to receive necessary regulatory approvals. We had research and development expenditures of $517,000, $469,000 and $258,000 in fiscal years 2015, 2014 and 2013, respectively. We invested $6,000 and $69,000 in scientific clinical trials during fiscal 2015 and 2014, respectively. No investment in scientific clinical trials during fiscal 2013.

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

Employees

As of March 31, 2015, we employed 113 people on a full-time basis. Of the total, 45 are involved in harvesting, production and quality, with the remainder in maintenance, shipping, sales, administration and support. None of our employees are subject to collective bargaining agreements. Management believes that its relations with employees are good.

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

We may become subject to legal proceedings.

We may become subject claims and legal proceedings in the ordinary course of business. The costs of such proceedings could vary from quarter to quarter based on the status of the proceedings and could have a material impact on our results in any given quarter.

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

Compliance with new and existing governmental regulations could increase our costs significantly and adversely affect our results of operations.

The processing, formulation, manufacturing, packaging, labeling, advertising and distribution of our products are subject to federal laws and regulation by one or more federal agencies, including the FDA, the FTC, the USDA and the EPA. These activities are also regulated by various state, local and international laws and agencies of the states and localities in which our products are sold. Regulations may prevent or delay the introduction, or require the reformulation, of our products, which could result in lost sales and increased costs to us. A regulatory agency may not accept the evidence of safety for any new ingredients that we may want to market, may determine that a particular product or product ingredient presents an unacceptable health risk, may determine that a particular statement of nutritional support on our products or that parties use on the products we manufacture for them, or that we want to use on our products or that third parties want to use on the products we manufacture for them, is an unacceptable drug claim or an unauthorized version of a food “health claim”. A regulatory agency may determine that particular claims are not adequately supported by available scientific evidence. Any such regulatory determination would prevent us from marketing particular products or using certain statements on those products, which could adversely affect our sales of those products.

Additional or more stringent laws and regulations of dietary supplements and other products have been considered from time to time. These developments could require reformulation of some products to meet new standards, recalls or discontinuance of some products not able to be reformulated, additional record-keeping requirements, increased documentation of the properties of some products, additional or different labeling, additional scientific substantiation, or other new requirements. Any of these developments could increase our costs significantly. In addition, regulators' evolving interpretation of existing laws could have similar effects.

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

We have experienced, and may in the future continue to experience, fluctuations in our quarterly operating results. These fluctuations could reduce the market price of our common stock. Factors that may cause our quarterly operating results to vary include, but are not limited to:

●	weather-related cultivation difficulties;

●	any non-routine legal fees;

●	fluctuations in customer demand;

●	business decisions of our customers regarding orders for our products;

●	changes in energy costs;

●	changes in raw material costs;

●	production problems which we cannot solve technically or economically;

●	contamination of our cultivation and production facilities;

●	effects of weather on our ability to meet customer demand;

●	timing of promotional activities;

●	the introduction of new products by us or our competitors;

●	changes in our pricing policies or those of our competitors;

●	changes in seasonal and other trends in our customers’ buying patterns;

●	changes in government regulation, both domestic and foreign;

●	fluctuation in foreign currency exchange rates;

●	global economic and political conditions and related risks, including acts of terrorism; and

●	other factors beyond our control.

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

Our products are marketed in a number of countries around the world. For the year ended March 31, 2015, approximately 29% of our net sales were from sales to foreign customers. As a result, we are subject to a number of risks which include, but are not limited to:

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

We have identified a material weakness in our internal control over financial reporting. If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, we are required to furnish a report by our management on our internal control over financial reporting. As such, our management has conducted this evaluation and, as of March 31, 2015, identified the following material weakness in the Company’s internal control over financial reporting:

 During the year end closing procedures, our external auditors identified invoices containing delivery terms of FOB Origin for which we had accepted customer purchase orders with vague terms or terms that indicated FOB Destination which were not delivered to the customer by March 31, 2015. We did not have controls in place to identify, clarify and resolve conflicts of terms between our customers’ purchase orders and our invoices. This design deficiency in our internal control over financial reporting resulted in the recognition of revenue before transfer of title had occurred.

Management believes that this material weakness has not had a material effect on our previously released financial results and has concluded that our disclosure controls and procedures remain effective. Nonetheless, effective internal control over financial reporting is necessary to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed. We will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to modify and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Continued identification of one or more material weaknesses in our internal control over financial reporting could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

As of March 31, 2015, we had an accumulated deficit of approximately $9,474,000, primarily as a result of significant losses incurred during fiscal years ended March 31, 2008 and 2007 of $1,139,000 and $7,425,000, respectively. The 2007 loss included a non-cash impairment loss on equipment and leasehold improvements of $4,487,000. These account for approximately 90% of our accumulated deficit since our inception. Historically, we have relied upon cash from operations and financing activities to fund all of the cash requirements of our business. However, extended periods of net income do not assure positive cash flows. Future periods of net losses from operations could result in negative cash flow, and may hamper ongoing operations and prevent us from sustaining or expanding our business. We cannot assure you that we will sustain or increase profitability on a quarterly or annual basis in the future. If we do not achieve, sustain or increase profitability, our business will be adversely affected and our stock price may decline.

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

The price at which you purchase shares of our common stock may not be indicative of the price that will prevail later in the trading market. You may be unable to sell your shares of common stock at or above your purchase price, which may result in substantial losses to you. As of March 31, 2015, there were approximately 5.6 million shares of our common stock outstanding. We cannot predict the effect, if any, that future sales of shares of our common stock into the public market will have on the market price of our common stock. Sales of substantial amounts of common stock, including shares issued upon the exercise of stock options, or in anticipation of such sales, may materially and adversely affect prevailing market prices for our common stock.

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

Item 2. Properties

Our principal facility and corporate headquarters is located at the Natural Energy Laboratory of Hawaii Authority (“NELHA”) at Keahole Point in Kailua-Kona, Hawaii. It encompasses approximately 90 fully developed acres containing microalgal cultivation ponds, processing facilities, research and quality control laboratories, and sales and administrative offices. The property is leased from the State of Hawaii under a 40-year commercial lease expiring in 2035. Our lessee interest in the NELHA lease is encumbered by a mortgage securing approximately $5.2 million of debt (see footnote 5 of the financial statements). If we were to require additional land for expansion, we believe that there is sufficient available land at NELHA, provided a revised NELHA lease can be negotiated with acceptable terms. Under the terms of the existing NELHA lease, we could be required to remove improvements at the end of the lease term. Based upon our analysis, we do not believe the projected cost for such removal to be reasonably estimable, or likely, given historical practices. However, conditions could change in the future. It is not possible to predict such changes or estimate any impact thereof. We also rent warehouse space near NELHA and in Ontario, California, and office space in Los Angeles, California.

Item 3. Legal Proceedings

From time to time the Company may become party to lawsuits and claims that arise in the ordinary course of business relating to employment, intellectual property, and other matters. There were no significant legal matters outstanding at March 31, 2015.

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed and traded on the NASDAQ Capital Market under the symbol “CYAN”. The closing price of our common stock was $9.60 as of June 19, 2015. The approximate number of holders of record of our common stock was 1,500. The high and low selling prices as reported by NASDAQ were as follows:

Quarter Ended:	June 30	September 30	December 31	March 31
Fiscal 2015
Common stock price per share:
High	$5.46	$4.88	$7.84	$9.00
Low	$4.41	$4.45	$4.51	$6.10

Fiscal 2014
Common stock price per share:
High	$6.49	$6.46	$5.76	$6.60
Low	$4.24	$5.35	$4.65	$4.64

We are prohibited from declaring any common stock dividends without the prior written consent of a lender per the conditions of an existing term loan agreement with such lender. We have never declared or paid cash dividends on our common stock. We currently do not anticipate paying any cash dividends on common stock.

The following table sets forth the Company’s common shares authorized for issuance under equity compensation plans:

	Common shares to be issued upon exercise of options outstanding (in shares)	Weighted-average exercise price of outstanding options	Common shares available for future grant under equity compensation plans (in shares)
Equity compensation, plans approved by security holders	1,433,216	$4.08	732,257

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

Overview

We are a world leader in the production of natural products derived from microalgae, with a core competency in cultivating and processing microalgae into high-value, high-quality natural products for the human nutrition market. We produce our algae in Hawaii and manufacture the finished products in Hawaii and California. Our products are marketed worldwide and are sold in bulk quantities to manufacturers, formulators and distributors in the health foods and nutritional supplements markets and as packaged consumer products to distributors, retailers and direct consumers. We generated 29%, 38% and 37% of our revenues outside of the United States during the years ended March 31, 2015, 2014 and 2013, respectively. Competing in a global marketplace, we are influenced by the general economic conditions of the countries in which our customers operate, including adherence to our customers’ local governmental regulations and requirements. Since all sales are made in U.S. currency, we have no material foreign exchange exposure.

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

In fiscal 2015, we supplemented our operations and research staff with expertise in two key areas: the additions of Gerry Watts, our new Chief Operations Officer, and Dr. Charles O’Kelly, a Ph.D. and expert in algal mass culture. Under the leadership of Gerry Watts, we began a $2.5 million first phase of capacity expansion that includes new ponds and related infrastructure, as well as systems designed to protect the algae from environmental factors during its growth cycle. Dr. O’Kelly together with our founder and Chief Science Officer, Dr. Gerry Cysewski, will be focusing primarily on algae strain management and improvement to reduce the variability in our production output.

In June 2015, we commissioned the supercritical carbon dioxide extraction equipment that we purchased from ThyssenKrupp Industrial Solutions (USA), Inc. (“TKIS”), formerly Uhde Corporation of America, in an agreement dated September 12, 2012. We are now able to perform the process of extraction for our natural astaxanthin biomass in our new production and warehouse facility at our Kona, Hawaii location, from which we expect to benefit from cost savings and cycle time reduction.

Fiscal 2015 summary:

●

Net sales for the year were $33.8 million, an increase of $5.6 million or 20% over the prior year, driven primarily by a 44% increase in sales of our consumer products, offset by a 18% decrease in sales of bulk products.

●

Fiscal 2015 pretax income was $0.2 million compared to pretax loss of $0.3 million in fiscal 2014. The increase in pretax income was driven by our stronger consumer products sales but was negatively impacted by a $0.3 million increase in abnormal production costs and a $l.1 million increase in legal fees compared to fiscal 2014. Net loss in fiscal 2015 was $24,000 compared to a $0.4 million net loss in fiscal 2014.

●

Cash from operating activities was $1.2 million, a decrease of $0.9 million from the prior year, driven by an increase in accounts receivable due to the timing of sales at year end. Cash and cash equivalents at March 31, 2015 decreased $2.1 million compared to last year due to investments in capital expenditures and the payment of increased legal fees. Working capital decreased 11% to $7.5 million at March 31, 2015 from $8.4 million a year ago, mainly due to the reduction in cash.

Correction of Immaterial Errors

During our financial close process for the fourth quarter of fiscal year 2015, management discovered that the Company’s revenue recognition process resulted in errors in the reporting periods of certain sales previously recognized. The cumulative adjustment applicable to prior fiscal years through March 31, 2014 totaled approximately ($296,000).The adjustment applicable to the fiscal years ended March 31, 2013 and March 31, 2014 was approximately ($45,000) and ($225,000), respectively.

Pursuant to the guidance of SEC Staff Accounting Bulletin (“SAB”) No. 99, Materiality, the Company concluded that the errors were not material to any of its prior period financial statements. Although the errors were immaterial to prior periods, the prior period financial statements were revised, in accordance with SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, due to the significance of the out-of-period corrections in the fourth quarter of fiscal 2015. Prior period amounts stated in this Form 10-K have been revised to facilitate comparability between current and prior year periods.

Results of Operations for the 2015, 2014 and 2013 Fiscal Years

The following tables present selected consolidated financial data for each of the past three fiscal years ($ in thousands):

Consolidated Performance Summary	2015	2014	2013
Net sales	$33,809	$28,178	$27,459
Net sales increase	20.0%	2.6%	12.0%
Gross profit	$14,466	$11,189	$10,884
Gross profit as % of net sales	42.8%	39.7%	39.5%
SG&A	$14,144	$11,399	$8,659
SG&A as % of net sales	41.8%	40.5%	31.5%
Operating income (loss)	$322	$(210)	$2,225
Operating income (loss) as % of net sales	1.0%	(0.7)%	8.1%
Income tax (expense) benefit	$(253)	$(92)	$2,050
Net (loss) income	$(24)	$(420)	$4,164

Net sales by product	2015	2014	2013
Bulk sales
Spirulina bulk	$4,530	$3,560	$3,686
Spirulina bulk sales increase (decrease)	27.2%	(3.4)%	(24.9)%
Astaxanthin bulk	$4,508	$7,393	$11,567
Astaxanthin bulk sales (decrease) increase	(39.0)%	(36.1)%	4.4%
Total Bulk sales	$9,038	$10,957	$15,253
Total Bulk sales (decrease)	(17.5)%	(28.2)%	(4.6)%

Packaged sales
Spirulina packaged	$7,192	$5,562	$5,155
Spirulina packaged sales increase	29.3%	7.9%	38.5%
Astaxanthin packaged	$17,579	$11,663	$7,051
Astaxanthin packaged sales increase	50.7%	65.4%	47.2%
Total Packaged sales	$24,771	$17, 225	$12,206
Total Packaged sales increase	43.8%	41.1%	43.3%

Fiscal 2015 results compared with Fiscal 2014

Net Sales The net sales growth of 20.0% in fiscal 2015 was driven by increased demand for both spirulina and BioAstin® astaxanthin, fueled by ongoing marketing efforts to expand consumer awareness on the health benefits of both. Our spirulina products benefited from marketing efforts focused on promoting its health benefits and experienced 28.5% growth, driven by a 27.2% increase in bulk sales and a 29.3% increase in packaged sales. Our astaxanthin sales increased 15.9% over the prior year, driven by a 50.7% increase in packaged sales, offset by a 39.0% decrease in bulk sales. This reduction in bulk sales was the result of higher demand for packaged products in mass retail channels and lower astaxanthin production in the third and fourth quarters which affected the supply available for bulk sales. Both spirulina and astaxanthin are sold in consumer packaged goods distributed primarily in the U.S. and in bulk form for use worldwide and we will continue to focus on growing the market for our high quality, higher margin consumer products by emphasizing the higher nutritional content of our Hawaiian spirulina and the benefits of our natural astaxanthin over synthetics; however, increased competition may result in the decline of margins in the future.

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

Gross Profit Our gross profit percent of net sales was 3.1% higher than the prior year as a result of increased sales in our consumer packaged products. In fiscal 2015, decreased astaxanthin production volume impacted gross profit unfavorably by $0.8 million of abnormal costs. In fiscal 2014, decreased astaxanthin production volume impacted gross profit unfavorably by $1.7 million, including abnormal costs of $0.4 million. Comparatively, fiscal 2013 year gross profit was unfavorably impacted by abnormal costs of $1.2 million due to lower spirulina production. A 44% increase in sales of our higher margin consumer products was offset by a 17.5% decrease in bulk sales in the current fiscal year.

In fiscal 2015, compared to fiscal 2014, astaxanthin production levels decreased by 3.7% and spirulina production levels increased by 3.3%. The decrease in astaxanthin production levels was the result of unusual weather conditions and resulting environmental factors that affected the quantity, but not the quality, of our astaxanthin produced during the third and fourth quarters of fiscal 2015.

Operating Expenses Operating expenses increased by $2.7 million, or 24%, in fiscal 2015 and increased as a percentage of net sales by 1.3%.   General and Administrative expenses increased $1.4 million, or 23%, due to an increase in legal fees of $1.1 million related to matters that were settled in the third quarter of fiscal 2015, an increase in compensation costs related to salaries and benefits for new hires and transfers of $0.1 million and the accrual of a management bonus of $0.2 million.  Sales and Marketing expenses increased $1.2 million, or 27%, as a result of the expansion of our distribution of consumer products. Major components of these costs are a $0.5 million increase in advertising and promotion, $0.2 million in bank charges and outside commission related to sales volume increases and $0.2 million increase in compensation costs related to salary adjustments, benefits and new hires. Research and development expenses increased $48,000, or 10%, due to increased participation in outside organizations of $126,000 and a $63,000 decrease in clinical trial activities.

Other Expense Other expense is comprised primarily of interest expense on term loans, amortization of debt issuance costs and interest on other financing agreements, offset by a nominal amount of interest earned and miscellaneous sales.

Income Taxes For fiscal 2015 we recorded income tax expense of $253,000, representing an effective tax rate of 110.5%, compared with income tax expense of $92,000 in 2014. Our effective tax rate was 28% for the fiscal year ended March 31, 2014 due to the low pretax income and permanent book to tax difference related to stock option compensation. As of March 31, 2015, our net deferred tax asset totals $3.4 million. The deferred tax asset is primarily the result of net operating loss carryforwards of $10.2 million for Federal purposes and $5.1 million for Hawaii purposes. Our California net operating loss carryforward was fully utilized in fiscal 2014.

Fiscal 2014 results compared with Fiscal 2013

Net Sales The net sales growth of 2.6% in fiscal 2014 was driven largely by increased demand for BioAstin®, fueled by continued marketing efforts to expand consumer awareness on the health benefits of astaxanthin. Our astaxanthin sales increased 2.4% over the prior year, driven by a 65.4% increase in packaged sales, offset by a 36.1% decrease in bulk sales. This reduction in bulk sales was the result of lower astaxanthin production in the third and fourth quarter and higher demand for packaged products. Our spirulina products also received the benefit of positive marketing efforts on its health benefits and experienced 3.2% growth, driven by a 7.47 increase in packaged sales and a 3.4% reduction in bulk sales. Both products are sold in bulk form for use worldwide and in consumer packaged goods distributed primarily in the U.S.

Gross Profit Our gross profit percent of net sales was 0.1% higher than the prior year. In fiscal 2014, decreased astaxanthin production volume impacted gross profit unfavorably by $1.7 million, including abnormal costs of $0.4 million. Comparatively, fiscal 2013 year gross profit was unfavorably impacted by abnormal costs of $1.2 million due to lower spirulina production. A 41.1% increase in sales of our higher margin consumer products was offset by a 28.2% decrease in bulk sales in fiscal year 2014.

In fiscal 2014, astaxanthin production levels decreased by 16.5% from the prior year and spirulina production levels increased by 40.0% over the prior year. The decrease in astaxanthin production levels was the result of environmental factors that affected the quantity, but not the quality, of our astaxanthin produced during the third and fourth quarters of fiscal 2014.

Operating Expenses Operating expenses increased by $2.7 million, or 32%, in 2014 and increased as a percentage of net sales by 9%.   General and Administrative expenses increased $1.7 million, or 37%, due to an increase in legal fees of $1.1 million (see Item 3 – Legal Proceedings), increases in costs associated with stock option grants to key employees of $0.1 million and an increase in compensation costs related to salaries and benefits for new hires and transfers of $0.3 million. Approximately 66% of the increase in legal fees impacted the fourth quarter. Sales and Marketing expenses increased $0.8 million, or 22%, as a result of the expansion of our distribution of consumer products. Major components of these costs are a $0.6 million increase in advertising and promotion a $0.2 million increase in compensation costs related to salary adjustments, benefits and new hires. Research and development expenses increased $0.2 million, or 82%, due to an $83,000 increase in outside services utilized to increase the production of astaxanthin, a $63,000 increase in compensation costs related to salaries and benefits for new hires and a $69,000 increase in clinical trial expense.

Other Expense Other expense is comprised primarily of interest expense on term loans, amortization of debt issue costs and interest on other financing agreements, offset by a nominal amount of interest earned and miscellaneous sales.

Income Taxes For fiscal 2014 we recorded an income tax expense of $92,000 compared with an income tax benefit of $2.0 million in 2013. The 2013 tax benefit was the result of a reduction in the deferred tax valuation allowance and recording of a net deferred tax asset. Our effective tax rate for the year ended March 31, 2014 was 28% due to the low pretax income and permanent book to tax difference related to stock option compensation. Our effective tax rate was (97.0%) for the fiscal year ended March 31, 2013.

Liquidity and Capital Resources

Sources of Liquidity As of March 31, 2015, we had $7.5 million in working capital, compared to $8.4 million at March 31, 2014. Additionally, at March 31, 2015 and 2014, we had $0.5 million and $1.4 million, respectively, in restricted cash that is reserved for final payments on our new processing equipment and leasehold improvements. Funds generated by operating activities and available cash and cash equivalents continue to be our most significant sources of liquidity for working capital requirements and for funding of maintenance levels of capital equipment, leasehold improvements and system upgrades. Based upon our current operating plan, analysis of our consolidated financial position and projected future results of operations, we believe that our operating cash flows and existing cash balances will be sufficient to finance current operating requirements and meet debt service and planned capital expenditures, for the next 12 months. We use estimates of future financial results including projected revenue, fund expenses, borrowings, and capital expenditures in reaching our conclusions. Such estimates are subject to change based on future results and such change could cause future results to vary significantly from expected results presented in this Form 10-K. Any significant investments in capital equipment related to capacity expansion may not be able to be funded from operating activities and available cash, and may require additional debt or equity funding.

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

Contractual Obligations

The following table presents our contractual obligations at March 31, 2015 (in thousands):

	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years	Total
Term Loans(1)	$207	$413	$456	$4,183	$5,259
Capital Lease	27	57	—	—	84
Interest payments(2)	289	538	487	1,570	2,884
Operating Leases(3)	435	814	807	4,721	6,777
Purchase obligations(4)	923	—	—	—	923
Total	$1,881	$1,822	$1,750	$10,474	$15,927

Note: For additional information refer to Note 5, Long-Term Debt and Note 6, Leases in the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

(1)

Includes term loans with a balance of $5,236,000 as of March 31, 2015, secured by substantially all of the assets of the Company. Also includes three equipment loans, an auto loan and a capital lease with a combined current balance of $23,000.

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

Cash Flows The following table summarizes our cash flows from operating, investing and financing activities for each of the past three fiscal years ($ in thousands):

	2015	2014	2013
Total cash is provided by (used in):
Operating activities	$1,239	$2,149	$1,897
Investing activities	(3,416)	(2,125)	(7,254)
Financing activities	91	(76)	4,660

Decrease in cash and cash equivalents	$(2,086)	$(52)	$(697)

The decrease in cash provided by operating activities of $910,000 from the prior year was driven by a $882,000 increase in receivables due to high quarter-end shipments, compared to a $1,132,000 decrease in the prior year. The increase in cash provided by operating activities in fiscal 2014 compared to fiscal 2013 was due to a $1,332,000 increase in payables and $1,132,000 decrease in receivables, offset by an increase in inventory of $1,510,000 and prepaid expenses of $249,000.

Cash used in investing activities increased $1.3 million in fiscal 2015 compared to fiscal 2014 due primarily to reductions in restricted cash of $1.1 million and slightly increased capital expenditures related to the completion of our new extraction and warehouse facility. Cash used in investing activities decreased in fiscal 2014 compared to fiscal 2013 due to the release of restricted cash for equipment and leasehold improvements, as well as the construction of a new office facility at the Kona headquarters.

Cash used in financing activities during fiscal 2015 and 2014 consist mainly of the proceeds from stock option exercises and the servicing of debt acquired during fiscal 2013.

Effect of Recently Issued Accounting Standards and Estimates

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2014-09, "Revenue from Contracts with Customers," related to revenue recognition. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in prior accounting guidance. ASU 2014-09 provides alternative methods of initial adoption, and it is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is not permitted. On July 9, 2015, the FASB voted to defer the effective date of the new revenue standard, ASU 2014-09, Revenue from Contracts with Customers, by one year. The Board voted to allow early application for both public and nonpublic entities as of ASU 2014-09’s original effective date and the early-adoption options provided for nonpublic entities. We are currently reviewing the revised guidance and assessing the potential impact on our consolidated financial statements.

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

Revenue - We recognize revenues when the customer takes ownership and assumes the risk of loss. We have determined that transfer of title and risk of loss generally occurs when product is received by the customer, except in instances where the shipment terms are explicitly FOB Origin, and accordingly we recognize revenue at the point of delivery to the customer. For shipments with terms of FOB Origin where transfer of title and risk of loss occurs at the point of shipping, revenue is recognized upon shipment to the customer. Sales returns and allowances are estimated and recorded as a reduction to sales in the period in which sales are recorded. We record net shipping charges and sales tax in cost of goods sold.

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

Management reviews inventory levels, inventory turnover, product age and product marketability quarterly to evaluate recoverability and determine if a reserve for inventory is deemed necessary. At March 31, 2015 an inventory reserve in the amount of $4,000 has been recognized, compared to $6,000 as of March 31, 2014.

Equipment and leasehold improvements - Equipment and leasehold improvements are reported at cost less accumulated depreciation and amortization. Self-constructed leasehold improvements include design, construction and supervision costs. These costs are recorded in construction in progress and are transferred to equipment and leasehold improvements when construction is completed and the facilities are placed in service. Long-lived assets, such as property, plant and equipment and purchased intangibles subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized to the extent that the carrying amount exceeds the asset’s fair value. We have not recognized any impairment of long lived assets as of March 31, 2015 or 2014.

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

Reclassification of prior period balances - Certain reclassifications have been made to prior periods amounts to conform to the current period financial statement presentation. These reclassifications have no effect on previously reported net income.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We do not enter into any transactions using derivative financial instruments or derivative commodity instruments and believe that our exposure to market risk associated with other financial instruments is not material.

We have two term loans with interest rates that adjust quarterly based on the prime rate. As such, we are exposed to the interest rate risk whereby a 1% increase in the prime rate would lead to an increase of approximately $52,000 in interest expense for the year ending March 31, 2016 (based on March 31, 2015 amounts outstanding).

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Cyanotech Corporation

We have audited the accompanying consolidated balance sheets of Cyanotech Corporation (a Nevada corporation) and subsidiary (the “Company”) as of March 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2015. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cyanotech Corporation and subsidiary as of March 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

Irvine, California

July 15, 2015

CYANOTECH CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

March 31,

	2015	2014
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$2,226	$4,312
Accounts receivable, net of allowance for doubtful accounts of $6 in 2015 and $6 in 2014	3,258	2,376
Inventories, net	5,678	5,341
Deferred tax assets	315	216
Prepaid expenses and other current assets	317	339
Total current assets	11,794	12,584
Equipment and leasehold improvements, net	14,754	11,826
Restricted cash	486	1,368
Deferred tax assets	3,035	3,297
Other assets	846	902
Total assets	$30,915	$29,977

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$234	$204
Customer deposits	31	30
Accounts payable	2,926	3,147
Accrued expenses	1,124	774
Total current liabilities	4,315	4,155
Long-term debt, less current maturities	5,109	5,263
Deferred rent	8	8
Total liabilities	9,432	9,426
Commitments and contingencies
Stockholders’ equity:
Common stock of $0.02 par value, authorized 50,000,000 shares; issued and outstanding 5,564,799 shares at March 31, 2015 and 5,488,038 shares at March 31, 2014	111	110
Additional paid-in capital	30,846	29,891
Accumulated deficit	(9,474)	(9,450)
Total stockholders’ equity	21,483	20,551
Total liabilities and stockholders’ equity	$30,915	$29,977

See accompanying notes to consolidated financial statements

CYANOTECH CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

Year ended March 31,

	2015	2014	2013
	(in thousands, except per share data)

Net sales	$33,809	$28,178	$27,459
Cost of sales	19,343	16,989	16,575
Gross profit	14,466	11,189	10,884
Operating expenses:
General and administrative	7,864	6,415	4,680
Sales and marketing	5,667	4,469	3,675
Research and development	517	469	258
Loss on disposal of equipment and leasehold improvements	96	46	46
Total operating expense	14,144	11,399	8,659
Income (loss) from operations	322	(210)	2,225
Other expense:
Interest expense, net	(93)	(118)	(60)
Loss on extinguishment of debt	—	—	(51)
Total other expense, net	(93)	(118)	(111)
Income before income tax (expense) benefit	229	(328)	2,114
Income tax (expense) benefit	(253)	(92)	2,050
Net (loss) income	$(24)	$(420)	$4,164
Net (loss) income per share:
Basic	$(0.00)	$(0.08)	$0.76
Diluted	$(0.00)	$(0.08)	$0.74
Shares used in calculation of (loss) net income per share:
Basic	5,517	5,478	5,455
Diluted	5,517	5,478	5,655

See accompanying notes to consolidated financial statements

CYANOTECH CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended March 31, 2015, 2014 and 2013

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	(in thousands, except share data)

Balances at March 31, 2012	5,440,968	$109	$28,324	$(13,194)	$15,239
Issuances of common stock for Director Stock Grants	13,000	—	74	—	74
Issuance of common stock for exercise of stock options for cash	9,970	—	23	—	23
Compensation expense related to stock options	—	—	656	—	656
Net income	—	—	—	4,164	4,164
Balances at March 31, 2013	5,463,938	109	29,077	(9,030)	20,156
Issuances of common stock for Director Stock Grants	9,000	1	50	—	51
Issuance of common stock for exercise of stock options for cash	15,100	—	36	—	36
Compensation expense related to stock options	—	—	728	—	728
Net loss	—	—	—	(420)	(420)
Balances at March 31, 2014	5,488,038	110	29,891	(9,450)	20,551
Issuances of common stock for Director Stock Grants	16,561	—	78	—	78
Issuance of common stock for exercise of stock options for cash	60,200	1	214	—	215
Compensation expense related to stock options	—	—	663	—	663
Net income	—	—	—	(24)	(24)
Balances at March 31, 2015	5,564,799	$111	$30,846	$(9,474)	$21,483

See accompanying notes to consolidated financial statements

CYANOTECH CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended March 31,

	2015	2014	2013
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(24)	$(420)	$4,164
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Loss on extinguishment of debt	—	—	51
Loss on disposal of equipment and leasehold improvements	127	46	46
Depreciation and amortization	1,243	1,086	847
Amortization of debt issue costs and other assets	56	43	94
Share based compensation expense	741	770	730
Reduction of allowance for doubtful accounts	—	—	(10)
Reduction of inventory reserve	(2)	(3)	(32)
Deferred income tax expense (benefit)	163	68	(2,121)
Net (increase) decrease in assets:
Accounts receivable	(882)	1,132	(1,259)
Inventories	(335)	(1,510)	(157)
Prepaid expenses and other assets	22	(249)	(92)
Net increase (decrease) in liabilities:
Customer deposits	1	(3)	(16)
Accounts payable	(219)	1,332	126
Accrued expenses	348	(130)	(483)
Deferred rent	—	(13)	9
Net cash provided by operating activities	1,239	2,149	1,897

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in equipment and leasehold improvements	(4,298)	(4,117)	(3,894)
Proceeds from (investment in) restricted cash	882	1,992	(3,360)
Net cash used in investing activities	(3,416)	(2,125)	(7,254)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock and exercise of stock options	215	40	23
Proceeds from long-term debt, net of costs	86	—	5,531
Principal payments on long-term debt	(210)	(116)	(635)
Payments for debt issuance costs	—	—	(259)
Net cash provided by (used in) financing activities	91	(76)	4,660
Net decrease in cash and cash equivalents	(2,086)	(52)	(697)
Cash and cash equivalents at beginning of year	4,312	4,364	5,061
Cash and cash equivalents at end of year	$2,226	$4,312	$4,364

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$294	$259	$117
Income taxes	$8	$132	$73

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

Estimates and Assumptions

The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of any contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the period reported. Management reviews these estimates and assumptions periodically and reflects the effect of revisions in the period that they are determined to be necessary. Actual results could differ significantly from those estimates and assumptions. Significant estimates include inventory valuation and determination of production capacity and abnormal product costs, reserve for inventory, allowance for bad debts and valuation of deferred tax assets.

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

Level 1 —	Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets that the Company has the ability to access.

Level 2 —	Inputs to the valuation methodology include:

●	Quoted prices for similar assets or liabilities in active markets;

●	Quoted prices for identical or similar assets or liabilities in inactive markets;

●	Inputs other than quoted prices that are observable for the asset or liability; and

●	Inputs that are derived principally from or corroborated by observable market data by correlation or other means.

If the asset or liability has a specified (contractual) term, the Level 2 input must be observable for substantially the full term of the asset or liability.

Level 3 —	Inputs to the valuation methodology are unobservable and significant to the fair value.

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

Concentration of Credit Risk

The Company maintains its cash accounts with several banks located in Hawaii. The total cash balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per bank. The Company had cash balances at March 31, 2015 that exceeded the balance insured by the FDIC by $2,212,000. One customer accounted for 13% of revenue for the fiscal year ended March 31, 2015. Two customers accounted for 10% or more of accounts receivable at March 31, 2015. No individual customer accounted for more than 10% of accounts receivable or revenue at March 31, 2014 or the fiscal year ended March 31, 2014.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and do not accrue interest. The allowance for doubtful accounts reflects management’s best estimate of probable credit losses inherent in the accounts receivable balance. Management determines the allowance based on historical experience, specifically identified nonpaying accounts and other currently available evidence. Management reviews its allowance for doubtful accounts monthly with a focus on significant individual past due balances over 90 days. All other balances are reviewed on a pooled basis. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers.

Inventories, net

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Market is defined as sales price less cost to dispose and a normal profit margin. Inventory costs include materials, labor, overhead and third party costs.

Management provides a reserve against inventory for known or expected inventory obsolescence. The reserve is determined by specific review of inventory items for product age and quality which may affect salability. At March 31, 2015 and 2014 the inventory reserve was $4,000 and $6,000, respectively.

The Company recognizes abnormal production costs, including fixed cost variances from normal production capacity, as an expense in the period incurred. Abnormal amounts of freight, handling costs and wasted material (spoilage) are recognized as current period charges and fixed production overhead costs are allocated to inventory based on the normal capacity of production facilities. Normal capacity is defined as “the production expected to be achieved over a number of periods or seasons under normal circumstances, taking into account the loss of capacity resulting from planned maintenance.” The Company expensed abnormal production costs of $639,000, $306,000 and $1,157,000 to cost of sales for the fiscal years ended March 31, 2015, 2014 and 2013, respectively. Non-inventoriable fixed costs were $182,000, $91,000 and $94,000 for the fiscal years ended March 31, 2015, 2014 and 2013, respectively, and have been classified in cost of sales.

Equipment and Leasehold Improvements, net

Equipment and leasehold improvements are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives for equipment and furniture and fixtures, and the shorter of the land lease term (see Notes 3 and 6) or estimated useful lives for leasehold improvements as follows:

Equipment (in years)	3	to	10
Furniture and fixtures (in years)	3	to	7
Leasehold improvements (in years)	10	to	25

Capital project costs are accumulated in construction-in-progress until completed, at which time the costs are transferred to the relevant asset and commence depreciation. Repair and maintenance cost are expensed in the period incurred. Repairs and maintenance that significantly increase the useful life or value of the asset are capitalized and depreciated over the remaining life of the asset. The Company capitalizes interest cost incurred on funds used to construct property, plant, and equipment. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life. Interest cost capitalized was $228,000, $199,000 and $54,000 for the fiscal years ended March 31, 2015, 2014 and 2013, respectively.

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

Accounting for Asset Retirement Obligations

Management evaluates quarterly the potential liability for asset retirement obligations under the Company’s lease for its principal facility and corporate headquarters. No liability has been recognized as of March 31, 2015 and 2014 (see Note 6).

Revenue Recognition

We recognize revenues when the customer takes ownership and assumes the risk of loss. We have determined that transfer of title and risk of loss generally occurs when product is received by the customer, except in instances where the shipment terms are explicitly FOB Origin, and accordingly we recognize revenue at the point of delivery to the customer. For shipments with terms of FOB Origin where transfer of title and risk of loss occurs at the point of shipping, revenue is recognized upon shipment to the customer. Sales returns and allowances are estimated and recorded as a reduction to sales in the period in which sales are recorded. We record net shipping charges and sales tax in cost of goods sold.

Research and Development

Research and development costs are expensed as incurred and consist primarily of labor, benefits and outside research.

Advertising

Advertising costs are expensed as incurred. Total advertising expense for the years ended March 31, 2015, 2014 and 2013 was $1,082,000, $1,126,000 and $575,000, respectively.

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

In evaluating a tax position for recognition, management evaluates whether it is more-likely-than-not that a position will be sustained upon examination, including resolution of related appeals or litigation processes, based on the technical merits of the position. If the tax position meets the more-likely-than-not recognition threshold, the tax position is measured and recognized in the Company’s financial statements as the largest amount of tax benefit that, in management’s judgment, is greater than 50% likely of being realized upon settlement. As of March 31, 2015 and 2014, there was no significant liability for income tax associated with unrecognized tax benefits.

The Company recognizes accrued interest related to unrecognized tax benefits as well as any related penalties in interest expense in its condensed consolidated statements of operations. As of the date of adoption and during the years ended March 31, 2015, and 2014, there was no accrual for the payment of interest and penalties related to uncertain tax positions.

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

Per Share Amounts

Basic earnings per common share is calculated by dividing net income for the year by the weighted average number of common shares outstanding during the year. Diluted earnings per common share is calculated by dividing net income for the year by the sum of the weighted average number of common shares outstanding during the year plus the number of potentially dilutive common shares (“dilutive securities”) that were outstanding during the year. Dilutive securities include options granted pursuant to the Company’s stock option plans, potential shares related to the Employee Stock Purchase Plan and Restricted Stock grants to employees and non-employees. Dilutive securities related to the Company’s stock option plans are included in the calculation of diluted earnings per common share using the treasury stock method. Potentially dilutive securities are excluded from the computation of earnings per share in periods in which a net loss is reported, as their effect would be antidilutive. A reconciliation of the numerators and denominators of the basic and diluted earnings per common share calculations for the years ended March 31, 2015, 2014 and 2013 is presented in Note 10.

 Correction of Immaterial Errors

During our financial close process for the fourth quarter of fiscal year 2015, management discovered that the Company’s revenue recognition process resulted in errors in the reporting periods of certain sales previously recognized. The cumulative adjustment applicable to prior fiscal years through March 31, 2014 totaled approximately ($296,000). The adjustment applicable to the fiscal years ended March 31, 2013 and March 31, 2014 was approximately ($45,000) and ($225,000), respectively.

Pursuant to the guidance of SEC Staff Accounting Bulletin (“SAB”) No. 99, Materiality, the Company concluded that the errors were not material to any of its prior period financial statements. Although the errors were immaterial to prior periods, the prior period financial statements were revised, in accordance with SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, due to the significance of the out-of-period corrections in the fourth quarter of fiscal 2015. Prior period amounts stated in this Form 10-K have been revised to facilitate comparability between current and prior year periods.

A reconciliation of the effects of the adjustments to previously reported balance sheet at March 31, 2014 follows:

	March 31, 2014
	As Reported	Adjustment	As Adjusted
	(In Thousands)
Accounts receivable	$3,347	$(971)	$2,376
Inventories, net	4,876	465	5,341
Deferred tax assets	3,340	173	3,513
Total assets	30,310	(333)	29,977
Accounts payable	3,184	(37)	3,147
Total current liabilities	4,192	(37)	4,155
Total equity	20,847	(296)	20,551

A reconciliation of the effects of the adjustments to previously reported statement of operations for the fiscal years ended March 31, 2014 and 2013 follows:

	Year Ended March 31, 2014			Year Ended March 31, 2013
	As Reported	Adjustment	As Adjusted	As Reported	Adjustment	As Adjusted
	(In Thousands)			(In Thousands)
Sales	$28,905	$(727)	$28,178	$27,581	$(122)	$27,459
Cost of sales	17,341	(352)	16,989	16,623	(48)	16,575
Gross profit	11,564	(375)	11,189	10,958	(74)	10,884
Income (loss) from operations	165	(375)	(210)	2,299	(74)	2,225
Net income (loss)	(195)	(225)	(420)	4,209	(45)	4,164
Net income (loss) per share - diluted	$(0.04)	$(0.04)	$(0.08)	$0.74	$(0.00)	$0.74

A reconciliation of the effects of the adjustments to previously reported statement of cash flows for the fiscal years ended March 31, 2014 and 2013 follows:

	Year Ended March 31, 2014			Year Ended March 31, 2013
	As Reported	Adjustment	As Adjusted	As Reported	Adjustment	As Adjusted
	(In Thousands)			(In Thousands)
Net (loss) income	$(195)	$(225)	$(420)	$4,209	$(45)	$4,164
Deferred income taxes	199	(131)	68	(2,095)	(26)	$(2,121)
Accounts receivable	419	713	1,132	(1,382)	123	(1,259)
Inventories	(1,185)	(325)	(1,510)	(108)	(49)	(157)
Accrued expenses	(98)	(32)	(130)	(480)	(3)	(483)

A reconciliation of the effects of the adjustments to previously reported statement of stockholders equity for the fiscal years ended March 31, 2014, 2013 and 2012 follows:

	Year Ended March 31,
	2014	2013	2012
	(In Thousands)
Accumulated deficit - as reported	$(9,154)	$(8,959)	$(13,168)
Adjustment	(296)	(71)	(26)
Accumulated deficit - as adjusted	$(9,450)	$(9,030)	$(13,194)

Note 2 Inventories, net

Inventories consist of the following as of March 31, 2015 and 2014:

	2015	2014
	(in thousands)
Raw materials	$931	$927
Work in process	1,509	923
Finished goods(1)	2,895	3,210
Supplies	343	281
	$5,678	$5,341

(1)	Net of reserve for obsolescence of $4,000 and $6,000 at March 31, 2015 and 2014, respectively.

Note 3 Equipment and Leasehold Improvements, net

Equipment and leasehold improvements consists of the following as of March 31, 2015 and 2014:

	2015	2014
	(in thousands)
Equipment(1)	$9,782	$8,840
Leasehold improvements	10,216	9,756
Furniture and fixtures	298	291
	20,296	18,887
Less accumulated depreciation and amortization	(12,549)	(11,393)
Construction in-progress	7,007	4,332
	$14,754	$11,826

(1)	Includes $86,000 of equipment under capital lease at March 31, 2015, with accumulated amortization of $0.

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. No such event occurred during the fiscal years ended March 31, 2015, 2014 and 2013. The Company recognized a loss on disposal of equipment and leasehold improvements in the amount of $96,000, $46,000 and $46,000 in fiscal 2015, 2014 and 2013 respectively. Depreciation and amortization expense was $1,243,000, $1,086,000 and $847,000 for the years ended March 31, 2015, 2014 and 2013, respectively.

The Company has capitalized interest in the amount of $228,000, $199,000 and $54,000 for the fiscal years ended March 31, 2015, 2014 and 2013, respectively.

Note 4 Accrued Expenses

Components of accrued expenses as of March 31, 2015 and 2014 are as follows:

	2015	2014
	(in thousands)
Wages, commissions and profit sharing	$930	$582
Customer rebates	74	55
Other accrued expenses	120	137
	$1,124	$774

Note 5 Long-Term Debt

Long-term debt consists of the following as of March 31, 2015 and 2014 as follows:

	2015	2014
	(in thousands)
Long-term debt	$5,343	$5,467
Less current maturities	(234)	(204)
Long-term debt, excluding current maturities	$5,109	$5,263

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

The provisions of the Loan require the payment of interest only for the first 12 months of the term; thereafter, and until its maturity on August 14, 2032, the obligation fully amortizes over nineteen (19) years. Interest on the Loan accrues on the outstanding principal balance at an annual variable rate equal to the published Wall Street Journal prime rate (3.25% at March 31, 2015) plus 1.0% and is adjustable on the first day of each calendar quarter and fixed for that quarter. At no time shall the annual interest rate be less than 5.50%. The Loan has a prepayment penalty of 5% for any prepayment made prior to the first anniversary of the date of the Loan Agreement, which penalty is reduced by 1% each year thereafter until the fifth anniversary of such date, after which there is no prepayment penalty. The balance under this Loan was $5,236,000 and $5,414,000 at March 31, 2015 and 2014, respectively. Proceeds from the Loan are classified as restricted cash until drawn upon to acquire new processing equipment and leasehold improvements.

The Loan includes a one-time origination and guaranty fees totaling $214,500 and an annual renewal fee payable in the amount of 0.25% of the USDA guaranteed portion of the outstanding principal balance as of December 31 of each year, beginning December 31, 2012. The USDA has guaranteed 80% of all amounts owing under the Loan. The Company is subject to financial covenants and customary affirmative and negative covenants. The Company was in compliance with these financial covenants at March 31, 2015.

The Company has three equipment loans with John Deere credit providing for $103,000 in equipment financing; these loans are payable in 48 equal monthly principal payments. At March 31, 2015 and 2014, the total outstanding combined balance was approximately $16,000 and $42,000, respectively. The equipment loans mature at various dates between May 2015 and June 2016. The loans are at a 0% rate of interest and are net of unamortized discount of $600 and $1,000 at March 31, 2015 and 2014, respectively.

In September 2011, the Company executed a Term Loan Agreement with Nissan Motor Acceptance Corporation providing for $23,000 in equipment financing, secured by the equipment. The Term Loan has a maturity date of September 13, 2016 and is payable in 60 equal monthly principal payments. The interest rate under this Term Loan is 0%. Imputed interest at a rate of 2% (cash discount offered by seller) has been recorded and is being amortized as interest over the term of the loan. The balance outstanding under the Term Loan was $7,000 and $12,000 at March 31, 2015 and 2014, respectively, less the unamortized discount of $200 and $300 at March 31, 2015 and 2014, respectively.

On April 21, 2015 the Company executed a Short Term Loan Agreement with Pacific Rim Bank in the amount of $500,000, with an interest rate of 6% and a maturity date of July 21, 2015.

Capital Lease

In March 2015, the Company executed a capital lease agreement with Thermo Fisher Financial providing for $86,000 in equipment, secured by the equipment financed. The capital lease matures in March 2018 and is payable in 36 equal monthly payments. The interest rate under this capital lease is 6.5%. The balance under this lease was $84,000 and $0 at March 31, 2015 and 2014, respectively.

Future principal payments under the loan agreements as of March 31, 2015 are as follows:

Year ending March 31	(in thousands)
2016	$234
2017	232
2018	238
2019	222
2020	234
Thereafter	4,183
Total principal payments	$5,343

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

The Company leases facilities, equipment and land under operating leases expiring through 2035. The land lease provides for contingent rentals in excess of minimum rental commitments based on a percentage of the Company’s sales. Contingent rental payments for the years ended March 31, 2015, 2014 and 2013 were $67,000, $73,000 and $72,000, respectively.

Future minimum lease payments under non-cancelable operating leases at March 31, 2015 are as follows:

Year ending March 31	(in thousands)
2016	$435
2017	412
2018	402
2019	402
2020	405
Thereafter	4,721
Total minimum lease payments	$6,777

Rent expense, including contingent rent, under operating leases amounted to $626,000, $578,000 and $602,000 for the years ended March 31, 2015, 2014 and 2013, respectively.

Note 7 Commitments and Contingencies

On September 12, 2012, the Company entered into an agreement with ThyssenKrupp Industrial Solutions (USA), Inc. (“TKIS”), formerly Uhde Corporation of America, for the purchase of supercritical carbon dioxide extraction equipment to be used in the processing of its natural astaxanthin (“Equipment”). Pursuant to the terms of the agreement, TKIS will build, ship and provide assistance in installing the Equipment. The Equipment, which was originally scheduled for delivery approximately 14 months from the date of the agreement, was delivered in the third quarter of this fiscal year. The Company will pay TKIS an aggregate of $3,222,000 for the equipment and services, of which $323,000 remains unpaid as of March 31, 2015. Progress payments through March 31, 2015 of $2,899,000 have been classified in construction in progress in the consolidated balance sheet.

Note 8 Share-Based Compensation

Stock Options

As of March 31, 2015, the Company had three equity-based compensation plans: the Independent Director Stock Option and Restricted Stock Grant Plan (the “2014 Directors Plan”); the 2005 Stock Option Plan (the “2005 Plan”); and the 2004 Independent Director Stock Option and Stock Grant Plan (the “2004 Directors Plan”). The Company’s equity based compensation plans provide for the awarding of stock options and shares of restricted common stock for eligible employees, certain outside consultants and independent directors.

On August 28, 2014, the Company’s shareholders approved the 2014 Directors Plan. This plan authorizes the Board of Directors to provide additional incentive to the Company’s independent directors through equity based compensation in the form of stock options and restricted stock. Awards under the 2014 Directors Plan are limited to the authorized amount of 350,000 shares. As of March 31, 2015, there were 333,439 shares available for grant under the 2014 Directors Plan.

Under the 2005 Plan, eligible employees and certain independent consultants may be granted options to purchase shares of the Company’s common stock. The shares issuable under the 2005 Plan will either be shares of the Company’s authorized but previously unissued common stock or shares reacquired by the Company, including shares purchased on the open market.  As of March 31, 2015, there were 398,818 options available for grant under the 2005 Plan.

The 2004 Directors Plan was terminated on August 28, 2014 and was replaced with the 2014 Directors Plan. As a result, no additional awards will be issued under the 2004 Directors Plan.

The following table presents shares authorized, available for future grant and outstanding under each of the Company’s plans:

	As of March 31, 2015
	Authorized	Available	Outstanding

2014 Plan	350,000	333,439	—
2005 Plan	2,075,000	398,818	1,421,216
2004 Directors Plan	—	—	12,000
Total	2,425,000	732,257	1,433,216

All stock option grants made under the equity-based compensation plans were issued at exercise prices no less than the Company’s closing stock price on the date of grant. Options under the 2005 Plan and 2014 Directors Plan were determined by the Board of Directors or the Stock Option and Compensation Committee of the Board of Directors in accordance with the provisions of the respective plans. The terms of each option grant include vesting, exercise, and other conditions are set forth in a Stock Option Agreement evidencing each grant. No option can have a life in excess of ten (10) years. The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model. The model requires various assumptions, including a risk-free interest rate, the expected term of the options, the expected stock price volatility over the expected term of the options, and the expected dividend yield. Compensation expense for employee stock options is recognized ratably over the vesting term. Compensation expense recognized for options issued under the 2005 Plan was $663,000, $715,000 and $653,000 for the years ended March 31, 2015, 2014 and 2013, respectively. Compensation expense recognized for restricted stock issued under the 2014 Directors Plan and the 2004 Directors Plan was $78,000, $50,000 and $74,000 for the three years ended March 31, 2015, 2014 and 2013, respectively. All stock-based compensation has been classified as general and administrative expense in the consolidated statement of operations.

A summary of option activity under the Company’s stock plans for the years ended March 31, 2015, 2014 and 2013 is presented below:

Option Activity	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at March 31, 2012	1,251,166	$3.54	9.0	$8,243,956
Granted	258,000	$6.30
Exercised	(9,970)	$2.34
Forfeited	(3,340)	$3.21
Outstanding at March 31, 2013	1,495,856	$4.03	8.3	$1,174,810
Granted	6,000	$5.56
Exercised	(15,100)	$2.43
Forfeited	(17,450)	$4.53
Outstanding at March 31, 2014	1,469,306	$4.04	7.3	$2,034,303
Granted	45,000	$4.72
Exercised	(60,200)	$3.58
Forfeited	(20,890)	$4.28
Outstanding at March 31, 2015	1,433,216	$4.08	6.4	$6,221,909
Exercisable at March 31, 2015	818,800	$3.73	6.1	$3,843,905

The aggregate intrinsic value in the table above is before applicable income taxes and represents the excess amount over the exercise price optionees would have received if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price of $8.42 for such day. The total intrinsic value of stock options exercised during fiscal years 2015, 2014 and 2013 were $167,000, $51,000 and $37,000, respectively.

A summary of the Company’s non-vested options for the year ended March 31, 2015 is presented below:

Nonvested Options	Shares	Weighted Average Grant-Date Fair Value
Nonvested at March 31, 2014	851,066	$3.22
Granted	45,000	2.73
Vested	(264,570)	3.06
Forfeited	(17,080)	3.18
Nonvested at March 31, 2015	614,416	$3.25

The weighted average grant-date fair value of stock options granted during fiscal years 2015, 2014 and 2013 was $123,000, $5,000 and $1,124,000, respectively. The total grant-date fair values of stock options that vested during fiscal years 2015, 2014 and 2013 were $809,000, $763,000 and $434,000, respectively.

The following table summarizes the weighted average characteristics of outstanding stock options as of March 31, 2015:

			Outstanding Options			Exercisable Options
Range of Exercise Prices			Number of Shares	Remaining Life (Years)	Weighted Average Price	Number of Shares	Weighted Average Price
$1.60	-	$3.70	395,820	5.5	$2.93	395,820	$2.93
$3.71	-	$4.42	695,396	6.4	$3.82	291,480	$3.82
$4.43	-	$5.40	117,500	7.9	$5.00	41,000	$5.18
$5.41	-	$7.08	224,500	7.3	$6.42	90,500	$6.23
Total stock options			1,433,216	6.4	$4.08	818,800	$3.73

The range of fair value assumptions related to options granted during the years ended March 31, 2015, 2014 and 2013 were as follows:

	2015	2014	2013
Exercise Price	$4.72	$5.56	$5.26 -7.08
Volatility	64.00%	38.00%	78.26-80.39%
Risk Free Rate	1.74%	0.14%	0.85- 0.93%
Vesting Period	3 years	6 months	5-7 years
Forfeiture Rate	4.51%	0.00%	7.66-9.00%
Expected Life (in years)	5.73	1.00	6.25
Dividend Rate	0%	0%	0%

As of March 31, 2015, total unrecognized stock-based compensation expense related to all unvested stock options was $1,518,000, which is expected to be expensed over a weighted average period of 2.8 years.

Note 9 Common and Preferred Stock

The Company has authorized a total of sixty million shares of which fifty million shares are authorized common stock and ten million shares are authorized preferred stock. None of the preferred stock was issued or outstanding at March 31, 2015 and 2014. Under the terms of the Company’s Amended and Restated Articles of Incorporation, the Board of Directors are authorized to determine or alter the rights, preferences, privileges and restrictions of the Company’s authorized but unissued shares of preferred stock.

Note 10 Earnings Per Share

Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the potentially dilutive effect of outstanding stock options and warrants using the treasury stock method.

Reconciliations between the numerator and the denominator of the basic and diluted earnings per share computations for the years ended March 31, 2015, 2014 and 2013 are as follows:

	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except per share amounts)
Year ended March 31, 2015:
Basic loss per share	$(24)	5,517	$(0.00)
Diluted loss per share	$(24)	5,517	$(0.00)
Year ended March 31, 2014:
Basic loss per share	$(420)	5,478	$(0.08)
Diluted loss per share	$(420)	5,478	$(0.08)
Year ended March 31, 2013:
Basic income per share	$4,164	5,455	$0.76
Effective dilutive securities— Common stock options	—	200	(0.02)
Diluted income per share	$4,164	5,655	$0.74

Basic and diluted loss per share are the same in periods of a net loss, because common share equivalents are anti-dilutive when a net loss is recorded. Diluted earnings per share does not include the impact of common stock options totaling 696,000 for the fiscal year ending March 31, 2013, as the effect of their inclusion would be anti-dilutive.

Note 11 Profit Sharing Plan and 401k Plan

The Company sponsors a profit sharing plan for all employees not covered under a separate management incentive plan. Under the profit sharing plan, a percentage determined by the Board of Directors of pre-tax profits on a quarterly basis may be allocated to non-management employees at management’s discretion. The profit sharing bonus may be distributed all in cash on an after-tax basis or distributed half in cash (on an after-tax basis) and the remainder deposited in an employee’s 401(k) account on a pre-tax basis. Employees may also make voluntary pre-tax contributions to their 401(k) accounts. Compensation expense under this plan was approximately $46,000, $17,000 and $115,000 for the fiscal years ended March 31, 2015, 2014 and 2013, respectively. Additionally, the Company makes a retirement contribution to all employees individual 401(k) accounts equal to two percent of each employee’s base pay for each bi-weekly pay period on a pre-tax basis. Retirement expense under this plan was approximately $113,000, $110,000 and $90,000 for fiscal years ended March 31, 2015, 2014 and 2013, respectively.

Note 12 Major Customers and Geographic Information

Net sales by product line for the years 2015, 2014 and 2013 are as follows:

	2015	2014	2013
	(in thousands)
Net sales:
Natural astaxanthin products
BioAstin®	$22,087	$19,056	$18,618
Spirulina products	11,722	9,122	8,838
Other products	—	—	3
	$33,809	$28,178	$27,459

There was one customer at 13% of our total net sales for fiscal year 2015. There were no customers with sales at or above 10% of our net sales for fiscal years ended 2014 and 2013, respectively.

The following table presents sales for the years 2015, 2014 and 2013 by geographic region:

	2015		2014		2013
	(dollars in thousands)
Net sales(1):
United States	$24,049	71%	$17,355	62%	$17,393	63%
Europe	4,302	13%	5,237	19%	5,313	19%
Asia / Pacific	3,149	8%	3,106	10%	2,754	10%
Other	2,309	8%	2,480	9%	1,999	8%
	$33,809	100%	$28,178	100%	$27,459	100%

(1)	Net sales are attributed to countries based on location of customer.

Note 13 Income Taxes

Income tax (expense) benefit for the years ended March 31, 2015, 2014 and 2013 consisted of:

	2015	2014	2013
	(in thousands)
Current:
Federal	$(12)	$19	$(52)
State	(78)	(43)	(19)
Total current	(90)	(24)	(71)
Deferred:
Federal	(170)	(25)	1,917
State	7	(43)	204
Total deferred	(163)	(68)	2,121
Income tax (expense) benefit	$(253)	$(92)	$2,050

The following table reconciles the amount of income taxes computed at the federal statutory rate of 34%, for all periods presented, to the amount reflected in the Company’s consolidated statements of operations for the years ended March 31, 2015, 2014 and 2013:

	2015	2014	2013
	(in thousands)
Tax provision at federal statutory income tax rate	$(78)	$111	$(720)
State income taxes benefit (expense), net of federal income tax effect	(49)	(17)	(125)
Decrease in valuation allowance for utilization of deferred tax assets	—	—	1,082
Reduction in valuation allowance	—	—	1,912
Stock based compensation	(108)	(199)	(201)
State rate adjustment	(4)	(41)	—
R&D credit	—	24	—
Other, net	(14)	30	102
Income tax (expense) benefit	$(253)	$(92)	$2,050

The tax effects of temporary differences related to various assets, liabilities and carry forwards that give rise to deferred tax assets and deferred tax liabilities as of March 31, 2015 and 2014 are as follows:

	2015	2014
	(in thousands)
Deferred tax assets:
Net operating loss carry forwards	$3,687	$4,119
Compensation accrual	382	189
Inventory differences	90	95
Tax credit carry forwards	157	168
Other	46	15
Gross deferred tax assets	4,362	4,586
Less valuation allowance	—	—
Net deferred tax assets	4,362	4,586
Deferred tax liability: Depreciation and amortization	(1,012)	(1,073)
Net deferred tax assets	$3,350	$3,513

In assessing the valuation allowance for deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. As of March 31, 2013 management removed the valuation allowance against deferred tax assets based on a review of historical taxable income and future expectations. As of March 31, 2015, based upon several years of historical taxable income and expectations for future taxable income over the periods in which net deferred tax assets are deductible, management believes it is more likely than not the Company will realize its gross deferred tax assets before they expire. The amount of the deferred tax assets considered realizable, however, could change if estimates of future taxable income during the carry forward period change.

At March 31, 2015, the Company has net operating loss carry forwards and tax credit carry forwards available to offset future federal income tax as follows (in thousands):

Expires March 31,	Net Operating Losses	Research and Experimentation Tax Credits
2020	$—	$8
2021	—	2
2022	3,191	—
2023	1,863	1
2026	159	—
2027	2,665	1
2028	1,612	16
2029	—	—
2031	389	—
2032	44	—
2033	76	—
2034	216	—
	$10,215	$28

In addition, at March 31, 2015, the Company has alternative minimum tax credit carry forwards of approximately $130,000 available to reduce future federal regular income taxes over an indefinite period.

At March 31, 2015, the Company has state tax net operating loss carry forwards available to offset future Hawaii state taxable income of $5,067,000. These carry forwards expire March 31, 2016 through 2031.

The following represents the open tax years and jurisdictions that the Company used in its evaluation of tax positions:

Open tax years ending March 31,			Jurisdiction
2012	-	2015	U.S. Federal
2012	-	2015	State of Hawaii
2011	-	2015	State of California

Note 14 Selected Quarterly Financial Data (Unaudited)

	First Quarter(1)	Second Quarter	Third Quarter(1)	Fourth Quarter (1)	Year
	(in thousands, except per share data)
2015
Net sales	$7,624	$7,946	$9,691	$8,547	$33,809
Gross profit	3,059	3,935	4,798	2,674	14,466
Net income (loss)	(381)	64	463	(170)	(24)
Net income (loss) per share
Basic	(0.07)	0.01	0.08	(0.03)	(0.00)
Diluted	(0.07)	0.01	0.08	(0.03)	(0.00)

2014
Net sales	$6,405	$7,353	$7,401	$7,019	$28,178
Gross profit	2,578	2,989	3,156	2,466	11,189
Net income	(105)	105	100	(520)	(420)
Net income per share
Basic	(0.02)	0.02	0.02	(0.09)	(0.08)
Diluted	(0.02)	0.02	0.02	(0.09)	(0.08)

(1)

The first, third and fourth quarters of 2015 include abnormal costs of $17,000, $196,000 and $607,000, respectively. The third and fourth quarters of 2014 include abnormal costs of $44,000 and $353,000, respectively.

During our financial close process for the fourth quarter of fiscal year 2015, management discovered that the Company’s revenue recognition process resulted in errors in the reporting periods of certain sales previously recognized. The cumulative adjustment for the incorrect recording of sales and related costs, covering the periods through December 31, 2014, was approximately ($170,000). The adjustment on a rollover basis applicable to the nine months ended December 31, 2014 was approximately $68,000.

A reconciliation of the effects of the adjustments to the previously reported statement of operations for Quarters 1-3 of FY 2015 and Quarters 1-4 of FY 2014 follows:

	Quarter Ended June 30, 2014			Quarter Ended June 30, 2013
	As Reported	Adjustment	As Adjusted	As Reported	Adjustment	As Adjusted
	(In Thousands)			(In Thousands)
Sales	$7,442	$182	$7,624	$6,909	$(504)	$6,405
Cost of sales	4,474	91	4,565	4,057	(230)	3,827
Gross profit	2,968	91	3,059	2,852	(274)	2,578
Income (loss) from operations	(1,139)	91	(1,048)	172	(274)	(102)
Net income (loss)	(413)	32	(381)	30	(135)	(105)
Net income (loss) per share	$(0.08)	$0.01	$(0.07)	$0.01	$(0.03)	$(0.02)

	Quarter Ended September 30, 2014			Quarter Ended September 30, 2013
	As Reported	Adjustment	As Adjusted	As Reported	Adjustment	As Adjusted
	(In Thousands)			(In Thousands)
Sales	$8,684	$(738)	$7,946	$7,299	$54	$7,353
Cost of sales	4,408	(397)	4,011	4,306	58	4,364
Gross profit	4,276	(341)	3,935	2,993	(4)	2,989
Income (loss) from operations	536	(341)	195	360	(4)	356
Net income (loss)	188	(124)	64	106	(1)	105
Net income (loss) per share - diluted	$0.03	$(0.02)	$0.01	$0.02	$(0.00)	$0.02

	Quarter Ended December 31, 2014			Quarter Ended December 31, 2013
	As Reported	Adjustment	As Adjusted	As Reported	Adjustment	As Adjusted
	(In Thousands)			(In Thousands)
Sales	$8,842	$849	$9,691	$7,438	$(37)	$7,401
Cost of sales	4,489	404	4,893	4,293	(48)	4,245
Gross profit	4,353	445	4,798	3,145	11	3,156
Income (loss) from operations	783	445	1,228	322	10	332
Net income (loss)	304	159	463	36	64	100
Net income (loss) per share - diluted	$0.05	$0.03	$0.08	$0.01	$0.01	$0.02

	Six Months Ended September 30, 2014			Six Months Ended September 30, 2013
	As Reported	Adjustment	As Adjusted	As Reported	Adjustment	As Adjusted
	(In Thousands)			(In Thousands)
Sales	$16,126	$(556)	$15,570	$14,208	$(450)	$13,758
Cost of sales	8,882	(306)	8,576	8,363	(172)	8,191
Gross profit	7,244	(250)	6,994	5,846	(278)	5,568
Income (loss) from operations	(603)	(250)	(853)	533	(278)	255
Net income (loss)	(225)	(92)	(317)	136	(136)	0
Net income (loss) per share	$(0.04)	$(0.02)	$(0.06)	$0.02	$(0.02)	$(0.00)

	Nine Months Ended December 31, 2014			Nine Months Ended December 31, 2013
	As Reported	Adjustment	As Adjusted	As Reported	Adjustment	As Adjusted
	(In Thousands)			(In Thousands)
Sales	$24,968	$293	$25,261	$21,646	$(487)	$21,159
Cost of sales	13,371	98	13,469	12,656	(220)	12,436
Gross profit	11,597	195	11,792	8,990	(267)	8,723
Income (loss) from operations	180	195	375	854	(267)	587
Net income (loss)	79	68	147	172	(72)	100
Net income (loss) per share	$0.01	$0.02	$0.03	$0.03	$(0.01)	$0.02

	Quarter Ended March 31, 2014
	As Reported	Adjustment	As Adjusted
	(In Thousands)
Sales	$7,259	$(240)	$7,019
Cost of sales	4,685	(132)	4,553
Gross profit	2,574	(108)	2,466
Income (loss) from operations	(689)	(108)	(797)
Net income (loss)	(367)	(153)	(520)
Net income (loss) per share	$(0.06)	$(0.03)	$(0.09)

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

 Management’s Report on Internal Control over Financial Reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management evaluated the effectiveness of our internal control over financial reporting as of March 31, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control - Integrated Framework” (2013 Framework), which assessment identified a material weakness in internal control over financial reporting. Based on that assessment, management concluded that our internal control over financial reporting was not effective as of March 31, 2015.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of March 31, 2015, the Company determined the following control deficiency that constituted the material weakness:

During the year end closing procedures, our external auditors identified invoices containing delivery terms of FOB Origin for which we had accepted customer purchase orders with vague terms or terms that indicated FOB Destination which were not delivered to the customer by March 31, 2015. We did not have controls in place to identify, clarify and resolve conflicts of terms between our customers’ purchase orders and our invoices. This design deficiency in our internal control over financial reporting resulted in the recognition of revenue before transfer of title had occurred.

As a result of this finding, we have undertaken the following actions to address the material weakness:

●

Implemented additional training programs for the personnel responsible for reviewing customer purchase orders in order to clarify and confirm transfer of title and risk of loss when customer purchase orders terms are vague or missing, including appropriate review and approval procedures.

●	Implemented additional quarter end closing and review procedures to confirm delivery dates for all FOB Destination shipments.

Changes in Internal Control over Financial Reporting.

During the fiscal year ended March 31, 2015, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls.

Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all errors and all fraud. A control system no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within a company are detected. The inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistakes. Controls can also be circumvented by the individual acts of some persons, or by collusion of two or more people. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B. Other Information

Not applicable

PART III

Item 10. Directors, Executive Officers of the Registrant and Corporate Governance

Information with respect to Directors may be found under captions “Proposal One: Election of Directors,” “Board Meetings and Committees,” “Director Compensation,” “Security Ownership of Certain Beneficial Owners and Management: and “Compliance with Section 16(a) of the Exchange Act” contained in Cyanotech’s definitive 2015 Proxy Statement. Information on Executive Officers may be found under the caption “Executive Officers” contained in Cyanotech’s definitive 2015 Proxy Statement.

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

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference from the sections captioned “Executive Compensation and Other Information,” “Equity Compensation Plan Information” and “Option Grants in Fiscal Year 2015,” contained in Cyanotech’s definitive 2015 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The security ownership information required by this Item is incorporated herein by reference from the sections captioned “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” contained in Cyanotech’s definitive 2015 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item, if any, is incorporated herein by reference from the sections captioned “Related Party Transactions” contained in Cyanotech’s definitive 2015 Proxy Statement.

Item 14. Principal Accountant Fees and Services

Information concerning principal accountant fees and services appears under the heading “Independent Registered Public Accounting Firm’s Fees” in Cyanotech’s definitive 2015 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedule

(a)		Financial Statements and Schedule

	(1)	The following Financial Statements of Cyanotech Corporation and subsidiary and the Report of Independent Registered Public Accounting Firm are included in Item 8 of this report:
		Report of Independent Registered Public Accounting Firm	24
		Consolidated Balance Sheets as of March 31, 2015 and 2014	25
		Consolidated Statements of Operations for the years ended March 31, 2015, 2014 and 2013	26
		Consolidated Statements of Stockholders’ Equity for the years ended March 31, 2015, 2014 and 2013	27
		Consolidated Statements of Cash Flows for the years ended March 31, 2015, 2014 and 2013	28
		Notes to Consolidated Financial Statements	29

	(2)	The following financial statement schedule is included in this report on the pages indicated below:
		Schedule II—Valuation and Qualifying Accounts	48

Financial statement schedules not listed above have been omitted since they are either not required, not applicable or the information is included in the consolidated financial statements or notes thereto.

(b)	Exhibit Listing

Exhibit Number	Document Description
3.1	Restated Articles of Incorporation dated November 2, 2012(Incorporated by reference from page 11 of the Company’s Definitive Proxy Statement on Schedule 14A for the 2012 Annual Meeting of Stockholders filed on July 18, 2012, File No. 0-14602).
3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to the Company’s Report on Form 8-K filed January 13, 2010, File No. 0-14602)
4.1	Specimen Common Stock (Incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2007, File No. 0-14602)
10.1	Sub-Lease Agreement between the Company and Natural Energy Laboratory of Hawaii Authority dated December 29, 1995 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 1995, File No. 0-14602)
10.2	Supplemental Agreement effective February 1, 2012 to amend the Sub-Lease Agreement described in Exhibit 10.1 herein, (Incorporated by reference to Exhibit 1.01 to the Company’s Current Report on Form 8-K dated March 9, 2012, File No. 0-14602).
10.3	2004 Independent Director Stock Option and Restricted Stock Grant Plan, amended and restated November 8, 2011 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q dated November 14, 2011 for the quarter ended September 30, 2011, File No. 0-14602).
10.4	2005 Stock Option Plan, amended August 29, 2011 (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, File No. 0-14602).
10.5	Letter Agreement with Chief Executive Officer dated November 5, 2010 (Incorporated by reference as Exhibit 10.1 to the Company’s Report on Form 8-K filed on November 9, 2010, File No. 0-14602)
10.6	Term Loan Agreement between Pacific Rim Bank (“Bank”) and both Registrant and Nutrex Hawaii, Inc. (“Nutrex”); Promissory Notes in favor of Bank in the amounts of $2,250,000 and $3,250,000, issued by Registrant and Nutrex, dated September 7, 2012; Mortgage, Security Agreement and Financing Statement between Registrant and Bank; Assignment of Lessor’s Interest in Leases and Rents between Registrant and Bank; Security Agreement and UCC Financing Statement between Registrant and Bank; United States Department of Agriculture Rural Development (“USDA”) Conditional Commitments; Hazardous Substances Certificate and Indemnity Agreement; Assignment of Construction Contract between Registrant and No’Eau Construction LLC; Sublessor’s Consent to Mortgage of Sublease K-4; Estoppel Certificate and Subordination Agreement, given by the Natural Energy Laboratory of Hawaii Authority, State of Hawaii, as Sublessor; Security Agreement and UCC Financing Statement between Nutrex and Bank. (Incorporated by reference as Exhibit 4.1 to the Company’s Report on Form 10-Q filed on November 9, 2012, File No. 0-14602)
10.7	Agreement between the Registrant and Uhde Corporation of America dated September 12, 2012 [portions of this Exhibit have been omitted in accordance with an order granting Confidential Treatment issued by the Securities and Exchange Commission dated April 26, 2013]. (Incorporated by reference as Exhibit 10.1 to the Company’s Report on Form 10-Q filed on November 9, 2012, File No. 0-14602)
10.8	2014 Independent Director Stock Option and Restricted Stock Grant Plan (Incorporated by reference to our Definitive Proxy Statement filed July 18, 2014, File No. 0-14602)
14.1	Amended Code of Ethics for Chief Executive Officer and Senior Financial Officers, which is included in the Code of Conduct and Ethics. (Incorporated by reference to Exhibit 99.2 to the Company’s Report on Form 8-K filed on December 19, 2005, and by reference and attachment to the Company’s Internet address www.cyanotech.com.)
21.1	Subsidiaries of the Company (Incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2012, File No. 0-14602)
23.1*	Consent of Independent Registered Public Accounting Firm signed July 15, 2015—Grant Thornton LLP
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of July 15, 2015.
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of July 15, 2015.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed as of July 15, 2015.
101

The following financial information from our Annual Report on Form 10-K for fiscal year ended March 31, 2015, filed with the SEC on July 15, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets at March 31, 2015 and 2014, (ii) the Consolidated Statements of Operations for the years ended March 31, 2015, 2014 and 2013, (iii) the Consolidated Statements of Stockholders’ Equity for the years ended March 31, 2015, 2014 and 2013, (iv) the Consolidated Statements of Cash Flows for the years ended March 31, 2015 and 2014, and (v) Notes to Consolidated Financial Statements.

*	Included herewith. Other exhibits were filed as shown above.

Schedule II

Cyanotech Corporation and Subsidiary

Valuation and Qualifying Accounts

Years Ended March 31, 2015, 2014 and 2013

(in thousands)

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expense	Charged to Other Accounts	Deductions	Balance at End of Year
Allowance for Doubtful Accounts:
2015	$6	—	—	—	$6
2014	6	10	—	(10)	6
2013	16	(10)	—	—	6
Inventory Reserve:
2015	$6	—	—	(2)	$4
2014	9	—	—	(3)	6
2013	41	—	—	(32)	9

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of July, 2015

CYANOTECH CORPORATION

By:	/s/ Brent D. Bailey
Brent D. Bailey
President and Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Brent D. Bailey	President and Chief Executive Officer and Director	July 15, 2015
Brent D. Bailey

/s/ Jole Deal	Chief Financial Officer, Vice President—Finance and Administration,	July 15, 2015
Jole Deal	Secretary and Treasurer (Principal Financial and Accounting Officer)

/s/ Michael A. Davis	Chairman of the Board	July 15, 2015
Michael A. Davis

/s/ Ralph K. Carlton	Director	July 15, 2015
Ralph K. Carlton

/s/ Walter B. Menzel	Director	July 15, 2015
Walter B. Menzel

/s/ David L. Vied	Director	July 15, 2015
David L. Vied

/s/ Gerald R. Cysewski, PH.D.	Director, Executive Vice President and Chief Scientific Officer	July 15, 2015
Gerald R. Cysewski

(b)	Exhibit Listing

Exhibit Number	Document Description
3.1	Restated Articles of Incorporation dated November 2, 2012(Incorporated by reference from page 11 of the Company’s Definitive Proxy Statement on Schedule 14A for the 2012 Annual Meeting of Stockholders filed on July 18, 2012, File No. 0-14602).
3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to the Company’s Report on Form 8-K filed January 13, 2010, File No. 0-14602)
4.1	Specimen Common Stock (Incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2007, File No. 0-14602)
10.1	Sub-Lease Agreement between the Company and Natural Energy Laboratory of Hawaii Authority dated December 29, 1995 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 1995, File No. 0-14602)
10.2	Supplemental Agreement effective February 1, 2012 to amend the Sub-Lease Agreement described in Exhibit 10.1 herein, (Incorporated by reference to Exhibit 1.01 to the Company’s Current Report on Form 8-K dated March 9, 2012, File No. 0-14602).
10.3	2004 Independent Director Stock Option and Restricted Stock Grant Plan, amended and restated November 8, 2011 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q dated November 14, 2011 for the quarter ended September 30, 2011, File No. 0-14602).
10.4	2005 Stock Option Plan, amended August 29, 2011 (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, File No. 0-14602).
10.5	Letter Agreement with Chief Executive Officer dated November 5, 2010 (Incorporated by reference as Exhibit 10.1 to the Company’s Report on Form 8-K filed on November 9, 2010, File No. 0-14602)
10.6	Term Loan Agreement between Pacific Rim Bank (“Bank”) and both Registrant and Nutrex Hawaii, Inc. (“Nutrex”); Promissory Notes in favor of Bank in the amounts of $2,250,000 and $3,250,000, issued by Registrant and Nutrex, dated September 7, 2012; Mortgage, Security Agreement and Financing Statement between Registrant and Bank; Assignment of Lessor’s Interest in Leases and Rents between Registrant and Bank; Security Agreement and UCC Financing Statement between Registrant and Bank; United States Department of Agriculture Rural Development (“USDA”) Conditional Commitments; Hazardous Substances Certificate and Indemnity Agreement; Assignment of Construction Contract between Registrant and No’Eau Construction LLC; Sublessor’s Consent to Mortgage of Sublease K-4; Estoppel Certificate and Subordination Agreement, given by the Natural Energy Laboratory of Hawaii Authority, State of Hawaii, as Sublessor; Security Agreement and UCC Financing Statement between Nutrex and Bank. (Incorporated by reference as Exhibit 4.1 to the Company’s Report on Form 10-Q filed on November 9, 2012, File No. 0-14602)
10.7	Agreement between the Registrant and Uhde Corporation of America dated September 12, 2012 [portions of this Exhibit have been omitted in accordance with an order granting Confidential Treatment issued by the Securities and Exchange Commission dated April 26, 2013]. (Incorporated by reference as Exhibit 10.1 to the Company’s Report on Form 10-Q filed on November 9, 2012, File No. 0-14602)
10.8	2014 Independent Director Stock Option and Restricted Stock Grant Plan (Incorporated by reference to our Definitive Proxy Statement filed July 18, 2014, File No. 0-14602)
14.1	Amended Code of Ethics for Chief Executive Officer and Senior Financial Officers, which is included in the Code of Conduct and Ethics. (Incorporated by reference to Exhibit 99.2 to the Company’s Report on Form 8-K filed on December 19, 2005, and by reference and attachment to the Company’s Internet address www.cyanotech.com.)
21.1	Subsidiaries of the Company (Incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2012, File No. 0-14602)
23.1*	Consent of Independent Registered Public Accounting Firm signed July 15, 2015—Grant Thornton LLP
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of July 15, 2015.
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of July 15, 2015.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed as of July 15, 2015.
101

The following financial information from our Annual Report on Form 10-K for fiscal year ended March 31, 2015, filed with the SEC on July 15, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets at March 31, 2015 and 2014, (ii) the Consolidated Statements of Operations for the years ended March 31, 2015, 2014 and 2013, (iii) the Consolidated Statements of Stockholders’ Equity for the years ended March 31, 2015, 2014 and 2013, (iv) the Consolidated Statements of Cash Flows for the years ended March 31, 2015 and 2014, and (v) Notes to Consolidated Financial Statements.

*	Included herewith. Other exhibits were filed as shown above.