Form 10-Q
period 2015-06-30
CYANOTECH CORP
filed 2015-08-07
CIK 768408

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended June 30, 2015

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Number of common shares outstanding as of August 3, 2015:

Title of Class	Shares Outstanding
Common stock - $0.02 par value	5,564,799

CYANOTECH CORPORATION

FORM 10-Q

INDEX

PART I.  FINANCIAL INFORMATION

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

CYANOTECH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except par value and number of shares)

(Unaudited)

	June 30, 2015	March 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$1,502	$2,226
Accounts receivable, net of allowance for doubtful accounts of $6 at June 30, 2015 and $6 at March 31, 2015	3,548	3,258
Inventories, net	5,839	5,678
Deferred tax assets	315	315
Prepaid expenses and other current assets	401	317
Total current assets	11,605	11,794

Equipment and leasehold improvements, net	15,533	14,754
Restricted cash	328	486
Deferred tax assets	3,169	3,035
Other assets	929	846
Total assets	$31,564	$30,915

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Note payable	$500	$—
Current maturities of long-term debt	233	234
Customer deposits	83	31
Accounts payable	3,090	2,926
Accrued expenses	1,055	1,124
Total current liabilities	4,961	4,315

Long-term debt, excluding current maturities	5,053	5,109
Deferred rent	8	8
Total liabilities	10,022	9,432

Commitments and contingencies

Stockholders’ equity:
Common stock of $0.02 par value, shares authorized 50,000,000; 5,564,799 shares issued and outstanding at June 30, 2015 and 5,564,799 at March 31, 2015	111	111
Additional paid-in capital	31,010	30,846
Accumulated deficit	(9,579)	(9,474)
Total stockholders’ equity	21,542	21,483
Total liabilities and stockholders’ equity	$31,564	$30,915

See accompanying Notes to Condensed Consolidated Financial Statements.

CYANOTECH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,
	2015	2014

NET SALES	$7,594	$7,624
COST OF SALES	4,670	4,565
Gross Profit	2,924	3,059

OPERATING EXPENSES:
General and administrative	1,210	2,747
Sales and marketing	1,732	1,234
Research and development	177	116
Loss on disposal of equipment and leasehold improvements	—	10
Total operating expenses	3,119	4,107

Loss from operations	(195)	(1,048)

Interest expense, net	24	25

Loss before income tax	(219)	(1,073)

INCOME TAX BENEFIT	(114)	(692)

NET LOSS	$(105)	$(381)

NET LOSS PER SHARE:
Basic	$(0.02)	$(0.07)
Diluted	$(0.02)	$(0.07)

SHARES USED IN CALCULATION OF NET LOSS PER SHARE:
Basic	5,565	5,488
Diluted	5,565	5,488

See accompanying Notes to Condensed Consolidated Financial Statements.

CYANOTECH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended June 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(105)	$(381)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of equipment and leasehold improvements	—	10
Depreciation and amortization	313	303
Amortization of debt issue costs and other assets	12	12
Share based compensation expense	163	192
Reduction of inventory reserve	—	(1)
Deferred income tax benefit	(134)	(716)
Net (increase) decrease in assets:
Accounts receivable	(290)	113
Inventories	(161)	130
Prepaid expenses	(84)	(50)
Other assets	(94)
Net increase (decrease) in liabilities:
Customer deposits	52	33
Accounts payable	164	132
Accrued expenses	(69)	5
Net cash used in operating activities	(233)	(218)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from restricted cash	158	253
Investment in equipment and leasehold improvements	(1,092)	(903)
Net cash used in investing activities	(934)	(650)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short term note payable	500	—
Principal payments on long-term debt	(57)	(51)
Net cash provided by (used in) financing activities	443	(51)

Net decrease in cash and cash equivalents	(724)	(919)

Cash and cash equivalents at beginning of period	2,226	4,312

Cash and cash equivalents at end of period	$1,502	$3,393

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$83	$75
Income taxes	$21	$5

See accompanying Notes to Condensed Consolidated Financial Statements.

CYANOTECH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015
(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information pursuant to the instructions to Form 10-Q and Regulation S-X of the Securities and Exchange Commission (SEC). These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, and Condensed Consolidated Statements of Cash Flows for the periods presented in accordance with GAAP. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year. The Condensed Consolidated Balance Sheet as of March 31, 2015 was derived from the audited consolidated financial statements. These condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements for the year ended March 31, 2015, contained in the Company’s annual report on Form 10-K as filed with the SEC on July 15, 2015.

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

In April 2015, the FASB issued ASU No. 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs,” which requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the debt liability rather than as an asset. ASU 2015-03 is effective on for fiscal years beginning after December 15, 2015. Early adoption is permitted. Upon adoption, an entity must apply the new guidance retrospectively to all prior periods presented in the financial statements, and must provide certain disclosures about the change in accounting principle, including the nature of and reason for the change, the transition method, a description of the prior-period information that has been retrospectively adjusted and the effect of the change on the financial statement line items (that is, debt issuance cost asset and the debt liability). The implementation of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, Inventory: Simplifying the Measurement of Inventory, that requires inventory not measured using either the last in, first out (LIFO) or the retail inventory method to be measured at the lower of cost and net realizable value.  Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable cost of completion, disposal, and transportation.  The new standard will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, and will be applied prospectively.  Early adoption is permitted.  The Company is evaluating the impact that this standard will have on its consolidated financial statements.

Other recently issued accounting pronouncements did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

2.	INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. Inventories consist of the following:

	June 30, 2015	March 31, 2015
	(in thousands)
Raw materials	$309	$931
Work in process	3,245	1,509
Finished goods (1)	2,113	2,895
Supplies	172	343
	$5,839	$5,678

(1)	Net of reserve for obsolescence of $4,000 and $4,000, at June 30, 2015 and March 31, 2015, respectively.

The Company recognizes abnormal production costs, including fixed cost variances from normal production capacity, as an expense in the period incurred. Start-up costs for our extraction facility of $170,000 and non-inventoriable fixed costs related to astaxanthin production of $44,000 were charged to cost of sales for the quarter ended June 30, 2015. Abnormal production costs of $64,000 and non-inventoriable fixed costs of $17,000 were charged to cost of sales for the quarter ended June 30, 2014.

3.	EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

Equipment and leasehold improvements are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives for equipment and furniture and fixtures, or the shorter of the land lease term or estimated useful lives for leasehold improvements as follows:

	Years
Equipment	3	to	10
Furniture and fixtures	3	to	7
Leasehold improvements	10	to	25

Equipment and leasehold improvements consist of the following:

	June 30, 2015	March 31, 2015
	(in thousands)
Equipment	$10,009	$9,782
Leasehold improvements	10,232	10,216
Furniture and fixtures	298	298
	20,539	20,296
Less accumulated depreciation and amortization	(12,862)	(12,549)
Construction-in-progress	7,856	7,007
Equipment and leasehold improvements, net	$15,533	$14,754

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amount to forecasted undiscounted future cash flows expected to be generated by the asset. If the carrying amount exceeds its estimated future cash flows, then an impairment charge is recognized to the extent that the carrying amount exceeds the asset’s fair value. Management has determined no asset impairment existed as of June 30, 2015. The Company recognized no loss on disposal of equipment for the three months ended June 30, 2015. The Company recognized a loss on disposal of equipment in the amount of $10,000 for the three months ended June 30, 2014.

The Company has capitalized $59,000 and $55,000 of interest for the three months ended June 30, 2015 and 2014, respectively.

4.	NOTE PAYABLE

The Company executed a short term loan agreement with a lender on April 21, 2015 in the amount of $500,000, with an interest rate of 6% and a maturity date of September 18, 2015. The proceeds of the loan were used to acquire new processing equipment and leasehold improvements at the Company's Kona, Hawaii facility.

5.	ACCRUED EXPENSES

Accrued expenses consist of the following:

	June 30, 2015	March 31, 2015
	(in thousands)
Wages and profit sharing	$824	$930
Customer rebates	74	74
Other accrued expenses	157	120
	$1,055	$1,124

6.	LONG-TERM DEBT

Long-term debt consists of the following:

	June 30, 2015	March 31, 2015
	(in thousands)
Term loans	$5,286	$5,343
Less current maturities	(233)	(234)
Long-term debt, excluding current maturities	$5,053	$5,109

Term Loan Agreements

The Company executed a loan agreement with a lender providing for $5,500,000 in aggregate credit facilities (the “Loan”) secured by substantially all the Company’s assets, pursuant to a Term Loan Agreement dated August 14, 2012 (the “Loan Agreement”). The Loan Agreement is evidenced by promissory notes in the amounts of $2,250,000 and $3,250,000, the repayment of which is partially guaranteed under the provisions of a United States Department of Agriculture (“USDA”) Rural Development Guarantee program (the “Guarantees”). The proceeds of the Loan were used to acquire new processing equipment and leasehold improvements at its Kona, Hawaii facility.

The provisions of the Loan require the payment of interest only for the first 12 months of the term; thereafter, and until its maturity on August 14, 2032, the obligation fully amortizes over nineteen (19) years. Interest on the Loan accrues on the outstanding principal balance at an annual variable rate equal to the published Wall Street Journal prime rate (3.25% at June 30, 2015) plus 1.0% and is adjustable on the first day of each calendar quarter and fixed for that quarter. At no time shall the annual interest rate be less than 5.50%. The Loan has a prepayment penalty of 5% for any prepayment made prior to the first anniversary of the date of the Loan Agreement, which penalty is reduced by 1% each year thereafter until the fifth anniversary of such date, after which there is no prepayment penalty. The balance under this Loan was $5,191,000 at June 30, 2015. Proceeds from the Loan are classified as restricted cash until drawn upon to acquire new processing equipment and leasehold improvements.

The Loan includes a one-time origination and guaranty fee totaling $214,500 and an annual renewal fee payable in the amount of 0.25% of the USDA guaranteed portion of the outstanding principal balance as of December 31 of each year, beginning December 31, 2012. The USDA has guaranteed 80% of all amounts owing under the Loan. The Company is subject to financial covenants and customary affirmative and negative covenants. The Company was in compliance with these financial covenants at June 30, 2015.

The Company has two equipment loans with John Deere credit providing for $103,000 in equipment financing; these loans are payable in 48 equal monthly principal payments. At June 30, 2015 and March 31, 2015, the total outstanding combined balance was approximately $11,000 and $16,000, respectively. The equipment loans mature in November 2015 and June 2016, respectively. The loans are at a 0% rate of interest and are net of an immaterial unamortized discount at June 30, 2015 and March 31, 2015, respectively.

In September 2011, the Company executed a Term Loan Agreement with Nissan Motor Acceptance Corporation providing for $23,000 in equipment financing, secured by the equipment. The Term Loan has a maturity date of September 13, 2016 and is payable in 60 equal monthly principal payments. The interest rate under this Term Loan is 0%. Imputed interest at a rate of 2% (cash discount offered by seller) has been recorded and is being amortized as interest over the term of the loan. The balance outstanding under the Term Loan was $5,000 and $7,000 at June 30, 2015 and March 31, 2015, respectively, less an immaterial unamortized discount at June 30, 2015 and March 31, 2015, respectively.

Capital Lease

In March 2015, the Company executed a capital lease agreement with Thermo Fisher Financial providing for $86,000 in equipment, secured by the equipment financed. The capital lease matures in March 2018 and is payable in 36 equal monthly payments. The interest rate under this capital lease is 6.5%. The balance under this lease was $79,000 and $84,000 at June 30, 2015 and March 31, 2015, respectively.

Future principal payments under the term loan and capital lease agreements as of June 30, 2015 are as follows:

Payments Due	(in thousands)
Next 12 Months	$233
Year 2	232
Year 3	236
Year 4	225
Year 5	237
Thereafter	4,123
Total principal payments	$5,286

7.	LEASES

The Company leases facilities, equipment and land under operating leases expiring through 2035. The land lease provides for contingent rentals in excess of minimum rental commitments based on a percentage of the Company’s sales. Management has accrued for the estimated contingent rent as of June 30, 2015.

Future minimum lease payments under all non-cancelable operating leases at June 30, 2015 are as follows:

Payments Due	(in thousands)
Next 12 Months	$414
Year 2	410
Year 3	400
Year 4	403
Year 5	388
Thereafter	4,638
Total minimum lease payments	$6,653

8.	COMMITMENTS AND CONTINGENCIES

On September 12, 2012, the Company entered into an agreement with ThyssenKrupp Industrial Solutions (USA), Inc. (“TKIS”), formerly Uhde Corporation of America, for the purchase of supercritical carbon dioxide extraction equipment to be used in the processing of its natural astaxanthin (“Equipment”). Pursuant to the terms of the agreement, TKIS will build, ship and provide assistance in installing the Equipment. The Equipment, which was originally scheduled for delivery approximately 14 months from the date of the agreement, was delivered in the third quarter of fiscal year 2015. The Company will pay TKIS an aggregate of $3,222,000 for the equipment and services, of which $323,000 remains unpaid as of June 30, 2015. Progress payments through June 30, 2015 of $2,899,000 have been classified in construction in progress in the consolidated balance sheet.

9.	SHARE-BASED COMPENSATION

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

Stock Options

As of June 30, 2015, the Company had three equity-based compensation plans: the Independent Director Stock Option and Restricted Stock Grant Plan (the “2014 Directors Plan”); the 2005 Stock Option Plan (the “2005 Plan”); and the 2004 Independent Director Stock Option and Stock Grant Plan (the “2004 Directors Plan”). The Company’s equity based compensation plans provide for the awarding of stock options and shares of restricted common stock for eligible employees, certain outside consultants and independent directors.

On August 28, 2014, the Company’s shareholders approved the 2014 Directors Plan. This plan authorizes the Board of Directors to provide additional incentive to the Company’s independent directors through equity based compensation in the form of stock options and restricted stock. Awards under the 2014 Directors Plan are limited to the authorized amount of 350,000 shares. As of June 30, 2015, there were 333,439 shares available for grant under the 2014 Directors Plan.

Under the 2005 Plan, eligible employees and certain independent consultants may be granted options to purchase shares of the Company’s common stock. The shares issuable under the 2005 Plan will either be shares of the Company’s authorized but previously unissued common stock or shares reacquired by the Company, including shares purchased on the open market.  As of June 30, 2015, there were 400,318 options available for grant under the 2005 Plan.

The 2004 Directors Plan was terminated on August 28, 2014. As a result, no additional awards will be issued under this plan.

The following table presents shares authorized, available for future grant and outstanding under each of the Company’s plans:

	As of June 30, 2015
	Authorized	Available	Outstanding

2014 Plan	350,000	333,439	—
2005 Plan	2,075,000	400,318	1,419,716
2004 Directors Plan	—	—	12,000
Total	2,425,000	733,757	1,431,716

All stock option grants made under the equity-based compensation plans were issued at exercise prices no less than the Company’s closing stock price on the date of grant. Options under the 2005 Plan and 2014 Directors Plan were determined by the Board of Directors or the Compensation and Stock Option Committee of the Board of Directors in accordance with the provisions of the respective plans. The terms of each option grant include vesting, exercise, and other conditions are set forth in a Stock Option Agreement evidencing each grant. No option can have a life in excess of ten (10) years. The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model. The model requires various assumptions, including a risk-free interest rate, the expected term of the options, the expected stock price volatility over the expected term of the options, and the expected dividend yield. Compensation expense for employee stock options is recognized ratably over the vesting term. Compensation expense recognized for options issued under the 2005 Plan was $163,000 and $192,000 for the three months ended June 30, 2015 and 2014, respectively. Compensation expense recognized for restricted stock issued under the 2014 Directors Plan and the 2004 Directors Plan was $0 and $74,000 for the three months ended June 30, 2015 and 2014, respectively. All stock-based compensation has been classified as general and administrative expense in the consolidated statement of operations.

A summary of option activity under the Company’s stock plans for the three months ended June 30, 2015 is presented below:

Option Activity	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at March 31, 2015	1,433,216	$4.08	6.4	$6,221,909
Granted	—	$—
Exercised	—	$—
Forfeited	(1,500)	$5.84
Outstanding at June 30, 2015	1,431,716	$4.08	6.2	$7,721,341
Exercisable at March 31, 2015	818,800	$3.73	5.8	$4,703,645

The aggregate intrinsic value in the table above is before applicable income taxes and represents the excess amount over the exercise price optionees would have received if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price of $9.47 for such day.

A summary of the Company’s non-vested options for the three months ended June 30, 2015 is presented below:

Nonvested Options	Shares	Weighted Average Grant-Date Fair Value
Nonvested at March 31, 2015	614,416	$3.25
Granted	—	—
Vested	—	—
Forfeited	(1,500)	4.04
Nonvested at June 30, 2015	612,916	$3.25

The following table summarizes the weighted average characteristics of outstanding stock options as of June 30, 2015:

			Outstanding Options			Exercisable Options
Range of Exercise Prices			Number of Shares	Remaining Life (Years)	Weighted Average Price	Number of Shares	Weighted Average Price
$1.60	-	$3.70	395,820	5.2	$2.93	395,820	$2.93
$3.71	-	$4.42	695,396	6.2	$3.82	291,480	$3.82
$4.43	-	$5.40	117,500	7.6	$5.00	41,000	$5.18
$5.41	-	$7.08	223,000	7.1	$6.42	90,500	$6.23
Total stock options			1,431,716	6.2	$4.08	818,800	$3.73

The range of fair value assumptions related to options granted during the year ended March 31, 2015 were as follows:

2015
Exercise Price	$4.72
Volatility	64.00%
Risk Free Rate	1.74%
Vesting Period (years)	3
Forfeiture Rate	4.51%
Expected Life (in years)	5.73
Dividend Rate	0%

As of June 30, 2015, total unrecognized stock-based compensation expense related to all unvested stock options was $1,380,000, which is expected to be expensed over a weighted average period of 2.6 years.

10.	INCOME TAXES

We utilize our estimated annual effective tax rate to determine our provision (benefit) for income taxes for interim periods. The income tax provision (benefit) is computed by taking the estimated annual effective tax rate and multiplying it by the year to date pre-tax book income (loss). We recorded income tax benefits of $114,000 and $692,000 for the three months ended June 30, 2015 and 2014, respectively. Our effective tax rate was 52.1% and 64.5% for the quarters ended June 30, 2015 and June 30, 2014, respectively. The effective tax rate for the three months ended June 30, 2015 differs from the statutory rate of 34% as a result of non deductible stock option expense and the state taxes (net of federal benefit) and permanent differences.

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

As of June 30, 2015, there was no liability for income tax associated with unrecognized tax benefits. The Company recognizes accrued interest related to unrecognized tax benefits as well as any related penalties in interest income or expense in its consolidated condensed statements of operations, which is consistent with the recognition of these items in prior reporting periods.

With few exceptions, the Company is no longer subject to U.S. federal, state, local, and non-U.S. income tax examination by tax authorities for tax years before 2010.

11.	EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed on the basis of the weighted average number of common shares outstanding.  Diluted earnings (loss) per share is computed on the basis of the weighted average number of common shares outstanding plus the potentially dilutive effect of outstanding stock options using the “treasury stock” method.

Reconciliations between the numerator and the denominator of the basic and diluted earnings (loss) per share computations for the three months ended June 30, 2015 and 2014 are as follows:

	Three Months Ended June 30, 2015
	Net Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands)
Basic loss per share	$(105)	5,565	$(0.02)
Effect of dilutive securities—Common stock options	—	—	—
Diluted loss per share	$(105)	5,565	$(0.02)

	Three Months Ended June 30, 2014
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands)
Basic income per share	$(381)	5,488	$(0.07)
Effect of dilutive securities — Common stock options	—	—	—
Diluted income per share	$(381)	5,488	$(0.07)

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

●	Legal costs associated with any legal proceedings, and the potential direct and indirect cost and other effects on our business or financial condition resulting from any legal proceedings;

●	The risk associated with the geographic concentration of our business;

●	Acts of war, terrorist incidents or natural disasters; and

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

Overview:

We are a world leader in the production of high value natural products derived from microalgae. Incorporated in 1983, we are guided by the principle of providing beneficial, quality microalgal products for health and human nutrition in a sustainable, reliable and environmentally sensitive operation. We are GMP (Good Manufacturing Practices) certified by the Natural Products Association™, reinforcing our commitment to quality in our products, quality in our relationships (with our customers, suppliers, co-workers and the communities we live in), and quality of the environment in which we work. Our products include:

●

Hawaiian BioAstin® natural astaxanthin - a powerful dietary antioxidant shown to support and maintain the body’s natural inflammatory response, to enhance skin, and to support eye and joint health. It has expanding applications as a human nutraceutical and functional food ingredient; and

●	Hawaiian Spirulina Pacifica® - a nutrient-rich dietary supplement used for extra energy, a strengthened immune system, cardiovascular benefits and as a source of antioxidant carotenoids

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

Results of Operations

The following tables present selected consolidated financial data for each of the periods indicated ($ in thousands):

	Three Months Ended
	June 30, 2015	June 30, 2014
Net sales	$7,594	$7,624
Net sales decrease	(0.4)%
Gross profit	$2,924	$3,059
Gross profit as % of net sales	38.5%	40.1%
Operating expenses	$3,119	$4,107
Operating expenses as % of net sales	41.1%	53.9%
Operating loss	$(195)	$(1,048)
Operating loss as % of net sales	(2.6)%	(13.7)%
Income tax benefit	$(114)	$(692)
Net loss	$(105)	$(381)

Net sales by product
Packaged sales
Astaxanthin packaged	$4,509	$4,344
Astaxanthin packaged sales increase	3.8%
Spirulina packaged	$1,581	$1,490
Spirulina packaged sales increase	6.1%
Total Packaged sales	$6,090	$5,834
Total Packaged sales increase	4.4%

Bulk sales
Astaxanthin bulk	$334	$750
Astaxanthin bulk sales decrease	(55.5)%
Spirulina bulk	$1,170	$1,040
Spirulina bulk sales increase	12.5%
Total Bulk sales	$1,504	$1,790
Total Bulk sales decrease	(16.0)%

Comparison of the Three Months Ended June 30, 2015 and 2014

Net Sales Net sales declined 0.4% for the quarter, driven by a 4% increase in our packaged products, offset by a 16% decrease in bulk sales. Growth in our packaged product sales was driven by a 4% increase in astaxanthin sales and a 6% increase in spirulina sales. Sales of our bulk products decreased 16%, made up by a 13% increase in spirulina sales and a 56% decrease in astaxanthin sales. This decrease in bulk astaxanthin sales was driven by low levels of inventory available for sale as a result of the decreased astaxanthin production in the last quarter of fiscal 2015 and first quarter of fiscal 2016. International sales represented 28% of net sales for the three months ended June 30, 2015 compared to 24% for the same period a year ago. There was one customer with sales equaling or exceeding 10% of our total net sales for the three months ended June 30, 2015. There were no customers with sales equaling or exceeding 10% for the three months ended June 30, 2014.

Gross Profit Our gross profit as a percent of net sales decreased by 1.6 points in the current quarter as a result of non-inventoriable start-up costs totaling $0.2 million related to our extraction operations. In the fourth quarter of fiscal 2015, we began investments in projects to increase our astaxanthin production capacity. These projects are expected to be completed by the end of fiscal 2016, during which time, we will experience lower production compared to prior years as we convert current leasehold improvements to higher performing assets. As a result, we recognized non-inventoriable costs this quarter of $0.04 million resulting from lower than normal astaxanthin production. There were $0.08 of non-inventoriable costs in the first quarter of fiscal year 2015.

Operating Expenses Operating expenses decreased $1.0 million for the first quarter of fiscal 2016 compared to the same period in fiscal 2015.  Included in this is a decrease in general and administrative expenses of $1.5 million, or 56%, including a decrease in legal fees of $1.4 million. Sales and marketing expenses increased $0.5 million, or 40%, due primarily to costs to support our regional brand expansion at Costco.

Income Taxes We recorded an income tax benefit of $0.1 million in the current quarter compared to $0.7 million for the same period in fiscal 2015. Our effective tax rate was 52.1% for the current quarter and 64.5% for the same period last year.

Liquidity and Capital Resources

Cash Flows The following table summarizes our cash flows for the period indicated ($ in thousands):

	Three months ended June 30
	2015	2014
Total cash provided by (used in):
Operating activities	$(233)	$(218)
Investing activities	(934)	(650)
Financing activities	443	(51)

Decrease in cash and cash equivalents	$(724)	$(919)

Cash used in operating activities increased $0.015 million compared to the same period last year due to an increase in accounts receivable and inventories offset by a reduction in the tax benefit and net loss from the same period in the prior year.

Cash used in investing activities in the current quarter includes costs for leasehold improvements and equipment acquisitions to increase our astaxanthin production capacity at our Kona facility.

Cash used in financing activities consists of $0.5 million in proceeds from a short-term loan, offset by principal payments on debt in the normal course of business.

Sources and Uses of Capital

At June 30, 2015, our working capital was $6.6 million, a decrease of $0.8 million compared to March 31, 2015. The decrease is due primarily to investments in equipment and leasehold improvements.

On April 21, 2015, we executed a short term loan agreement in the amount of $0.5 million with First Foundation Bank. This loan has a maturity date of September 18, 2015. Proceeds of this loan were used to fund our capital projects related to increasing our astaxanthin production capacity. We are in the process of and expect to finalize a $2.5 million loan with a lender, secured under the provisions of a United States Department of Agriculture (“USDA”) Rural Development Guarantee program. Proceeds of this loan will be used to pay off the $0.5 million short term loan, with the remainder to be used for the astaxanthin production projects.

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

Based upon our current operating plan, analysis of our consolidated financial position and projected future results of operations, we believe that our operating cash flows, cash balances, and working capital will be sufficient to finance current operating requirements, debt service requirements, and routine planned capital expenditures, for the next twelve (12) months. We expect liquidity in the remainder of fiscal 2016 to be generated from operating cash flows.

Outlook

This outlook section contains a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially.

Our strategic direction has been to position the Company as a world leader in the production and marketing of high-value natural products from microalgae. We are vertically aligned, producing raw materials in the form of microalgae processed at our 90-acre facility in Hawaii, and integrating those raw materials into finished products. In fiscal 2016, our primary focus is in building our consumer brands, increasing our astaxanthin production volume and improving the consistency of our production for both astaxanthin and spirulina. We will continue to put emphasis on our Nutrex Hawaii consumer products to introduce them to a broader consumer market, and leverage our experience and reputation for quality, building nutritional brands which promote health and well-being. The foundation of our nutritional products is naturally cultivated Hawaiian Spirulina Pacifica® in powder and tablet form; and BioAstin® Hawaiian Astaxanthin™ antioxidant in extract, softgel caplet and micro-encapsulated beadlet form. Information about our Company and our products can be viewed at www.cyanotech.com and www.nutrex-hawaii.com. Consumer products can also be purchased online at www.nutrex-hawaii.com.

We are focused on sustainability of production levels in order to promote growth in our astaxanthin and spirulina product lines. We will continue to improve and expand these lines to meet the demand of consumers. We will continue to promote the nutritional superiority of Hawaiian grown microalgae to maintain and expand market share. Significant sales variability between periods and even across several periods can be expected based on historical results.

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

Our future results of operations and the other forward-looking statements contained in this Outlook, in particular the statements regarding revenues, gross margin and capital spending, involve a number of risks and uncertainties. In addition to the factors discussed above, any of the following could cause actual results to differ materially: business conditions and growth in the natural products industry and in the general economy; changes in customer order patterns; changes in demand for natural products in general; changes in weather conditions; competitive factors, such as increased production capacity from competing spirulina and astaxanthin producers and the resulting impact, if any, on world market prices for these products; government actions and increased regulations both domestic and foreign; shortage of manufacturing capacity; and other factors beyond our control. Risk factors are discussed in detail in Item 1A in our Form 10-K report for the year ended March 31, 2015.

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

 Management’s Report on Internal Control over Financial Reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management evaluated the effectiveness of our internal control over financial reporting as of June 30, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control - Integrated Framework” (2013 Framework), which assessment identified a material weakness in internal control over financial reporting. Based on that assessment, management concluded that our internal control over financial reporting was not effective as of June 30, 2015.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of June 30, 2015, the Company determined the following control deficiency that constituted the material weakness:

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

Changes to Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

This Form 10-Q should be read in conjunction with Item 9A “Controls and Procedures” of the Company’s Form 10-K for the fiscal year ended March 31, 2015, filed July 15, 2015.

PART II.     OTHER INFORMATION

Item 1.     Legal Proceedings

From time to time the Company may become party to lawsuits and claims that arise in the ordinary course of business relating to employment, intellectual property, and other matters. There were no significant legal matters outstanding at June 30, 2015.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults upon Senior Securities

None.

Item 5.    Other Information

None.

Item 6.    Exhibits

a)     The following exhibits are furnished with this report:

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of August 7, 2015.

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of August 7, 2015.

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed as of August 7, 2015.

101

The following financial statements from Cyanotech Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYANOTECH CORPORATION
(Registrant)

August 7, 2015	By:	/s/ Brent D. Bailey
(Date)		Brent D. Bailey
President and Chief Executive Officer and Director

August 7, 2015	By:	/s/ Jole Deal
(Date)		Jole Deal
Vice President — Finance & Administration and CFO
(Principal Financial and Accounting Officer)

 EXHIBIT INDEX

Exhibit Number	Description

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of August 7, 2015.

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of August 7, 2015.

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed as of August 7, 2015.

101

The following financial statements from Cyanotech Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements