Form 10-K/A
period 2015-03-31
CYANOTECH CORP
filed 2015-08-27
CIK 768408

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

Number of shares outstanding of Registrant’s Common Stock at August 24, 2015 was 5,565,499.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended March 31, 2015, originally filed with the Securities and Exchange Commission on July 15, 2015 (the “Original Filing”). We are filing this Amendment to amend and restate Part III of the Original Filing to include the information required by and not included in Part III of the Original Filing, as we have not filed our definitive proxy statement for an annual meeting of stockholders within 120 days of the end of our fiscal year ended March 31, 2015.  In addition, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Item 15 of Part IV of the Form 10-K has been amended to include as exhibits new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Company’s principal executive officer and principal financial officer, with paragraphs 3, 4 and 5 omitted since no financial statements are contained within this Amendment. This Amendment does not change the previously reported financial statements or any of the other disclosures contained in Part I, Part II or Part IV, other than as described above.

Except as described above, no other changes have been made to the Original Filing.  The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original 10-K and the Company’s other filings with the SEC subsequent to the Original Form 10-K.

TABLE OF CONTENTS

Item
	PART III
10.	Directors and Executive Officers of the Registrant and Corporate Governance	4
11.	Executive Compensation	6
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	8
13.	Certain Relationships and Related Transactions	10
14.	Principal Accountant Fees and Services	10

	PART IV
15.	Exhibits and Financial Statement Schedules	12
16.	Signatures	15

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT, AND CORPORATE GOVERNANCE.

Certain information concerning our directors and executive officers is set forth below.

Name	Title
Brent D. Bailey	President and Chief Executive Officer, and Director
Gerald R. Cysewski, Ph.D.	Executive Vice President and Chief Scientific Officer, and Director
Jolé E. Deal	Chief Financial Officer, Vice President-Finance and Administration, Secretary and Treasurer
Gerry Watts	Chief Operations Officer
James R. Lundeen	Vice President and General Manager, Sales & Marketing
Michael A. Davis	Chairman of the Board
Ralph K. Carlton	Director
Walter B. Menzel	Director
David L. Vied	Director

Brent D. Bailey—63: Mr. Bailey was elected to the Board by the Board of Directors on November 5, 2010, pursuant to a Letter Agreement under which he was designated to become President and Chief Executive Officer on January 11, 2011. Over the prior five years he had formed and expanded his own leadership development and strategic planning consulting firm, following thirty years of experience as an executive. He had served as President and Chief Operating Officer of Pharmavite, a subsidiary of Otsuka Pharmaceutical Co., Ltd., where he built the company into an industry leader and its Nature Made brand into the #1 mass market nutritional supplement brand nationwide. Earlier he was Executive Vice President of Marketing at Del Monte Foods; Senior Vice President & General Manager — Household Division of The Dial Corporation; Executive Vice President of Marketing — Personal Care Division of Weyerhauser; Vice President of Sales and Marketing — Van de Kamp’s Frozen Foods Division of Pillsbury; and various marketing positions with Frito-Lay, Procter & Gamble and a health care start-up. Mr. Bailey received a B.A. degree from Claremont McKenna College and an M.B.A. from UCLA — The Anderson School of Management. His extensive management, marketing, strategic planning and implementation skills, as well as his leadership qualities, were critical to the Board’s selection of Mr. Bailey both as a director and as the Company’s principal executive officer.

Gerald R. Cysewski, Ph. D.—66: Dr. Cysewski, Executive Vice President and Chief Scientific Officer, co-founded the Company in 1983 and has served as a director of the Company since that time. From 1990 to May 16, 2008, Dr. Cysewski served as the Company’s President and Chief Executive Officer, as well as Chairman of the Board. Prior to 1990 Dr. Cysewski served in various other capacities for the Company including Vice Chairman and Scientific Director. From 1980 to 1982, Dr. Cysewski was Group Leader of Microalgae Research and Development at Battelle Northwest, a major contract research and development firm. From 1976 to 1980, Dr. Cysewski was an assistant professor in the Department of Chemical and Nuclear Engineering at the University of California, Santa Barbara, where he received a two-year grant from the National Science Foundation to develop a culture system for blue-green algae. Dr. Cysewski received his doctorate in Chemical Engineering from the University of California at Berkeley.

Jolé Deal — 56: Ms. Deal is a former CPA with an MBA degree (Pepperdine University) and has over twenty years’ experience as a senior financial executive in consumer products manufacturing companies, before which she was employed in public accounting with Touche Ross / Deloitte & Touche for five years. Before joining the Company on August 16, 2011 she served as Chief Financial Officer of PureTek Corporation, a private manufacturer of nutritional supplements, generic pharmaceuticals and beauty care products, based in San Fernando, California, from 2009 until 2011. Previously she was Divisional Vice President and Controller of Pharmavite LLC, a manufacturer/marketer of Nature Made vitamins and dietary supplements, based in Northridge, California (a U.S. subsidiary of Otsuka Pharmaceutical Co., Ltd.), for four years, before which she held Pharmavite positions as Director, Sales and Marketing Finance and Director, Financial Planning and Analysis

Gerard Watts–57: Mr. Watts joined Cyanotech in August 2014 as Chief Operations Officer and brings more than 30 years’ food and agribusiness experience Most recently he advised and guided domestic and international firms with regard to fundamental and strategic issues associated with the global produce business. Previously, he was COO / GM at North Shore Greenhouses, a grower and shipper of living herbs produced in hydroponic greenhouses. From 2008 to 2011, he was President of SunOpta Foods / SunOpta International Fruit Group, a $175 million vertically integrated manufacturer, distributor and redistributor of fresh fruit. From 2005 to 2008, he was VP, GM – Maui Land and Pineapple Company in Maui, Hawaii, where he directed all business operations for the Pineapple Division; and he capped more than 20 years with Calavo Growers Inc. of Santa Paula, California as VP, North American Operations / VP, GM Calavo de Mexico International.

James R. Lundeen—63: Mr. Lundeen joined Cyanotech in 2012 and is responsible for all consumer retail marketing and sales activity in the United States for the Nutrex Hawaii brand of nutritional supplements. Most recently, he was Vice President, Customer Marketing at Pharmavite. He has a 30-year track record of business building success at Shulton, General Mills, Colgate, Dial and Pharmavite.   Mr. Lundeen has a BA in Economics from Northwestern University and an MBA from Harvard Business School.

Michael A. Davis—63: Mr. Davis was appointed to the Board of Directors of the Company in March 2003. He was appointed to serve as Chairman of the Board of Directors on April 13, 2011. Mr. Davis is a Principal at Ebb and Flow Ventures, a private equity firm; President of Skywords Family Foundation and a Director of Canobie Films, Inc. Mr. Davis attended Harvard University. His current beneficial ownership of the Company’s outstanding common stock is 19.9%. Mr. Davis’ business and investment experiences, as well as his long association with the Company provide the Board with critical perspective on the business issues the Company faces.

Ralph K. Carlton—60: Mr. Carlton was elected to the Board and to its Audit Committee on January 26, 2011. He currently serves as the Co-CEO and Chief Financial Officer of the King Arthur Flour Company, Inc., a marketer of baking flour. He previously served as Chief Financial Officer of Cambrooke Foods, Inc., from 2011 to 2013. Mr. Carlton served as Chief Strategy and Development Officer of DEKA Research and Development from 2006 to 2009. He also served in multiple roles at the Coca-Cola Company, including Vice President, Finance and Strategy, Corporate Innovation and Development from 2003 to 2005; Vice President, Strategy and Planning in 2003 and Senior Vice President, Coca-Cola Ventures from 2001 to 2003. Previously from 1997 to 2000 he served as Senior Vice President, Finance and Administration and Chief Financial Officer of IDEXX Laboratories. Prior to that, he was an investment banker at Donaldson, Lufkin and Jenrette, after serving in that same position at Goldman Sachs. Mr. Carlton holds a B.A. from Dartmouth College and an M.B.A. with distinction from Amos Tuck School of Business Administration at Dartmouth College. His financial and accounting background and consumer and healthcare leadership experiences are critical to the Company’s long range goals.

Walter B. Menzel—68: Mr. Menzel was elected to the Board of Directors of the Company in August 2013. Mr. Menzel is the President of the WM Group, a contract provider of management, marketing, and creative services for established and entrepreneurial enterprises and organizations. In addition, he is CEO of the Peter Michael Foundation, an underwriter of cancer research at leading medical centers. He is also Co-Founder of Prostate Management Diagnostics Inc., a private company in partnership with The Genome Institute at Washington University in St. Louis. Previously, he was Senior VP at McCann-Erickson, and served in positions of increasing client services responsibility at BBDO West, Needham Harper Worldwide, Leo Burnett Company, and J. Walter Thompson Company. Mr. Menzel is a graduate of the University of Wisconsin (BA) and Stanford University (MBA and MA) and is a National Association of Corporate Directors (NACD) Board Leadership Fellow. His extensive experience and expertise in branding and marketing provides a unique perspective and contribution to the Board.

David L. Vied —54: Mr. Vied was elected to the Board on January 27, 2015.  Mr. Vied serves as the Global Sector Leader, Medical Devices & Diagnostics for Korn Ferry, a global leadership and talent advisory firm.  Previous experience includes serving in leadership roles for other global recruiting and talent advisory firms.  Mr. Vied received a B.A. degree in Communication Studies from California State University at Sacramento and a M.S. degree in Labor and Industrial Relations from the University of North Texas. His experience in management and corporate organization rounds out an important expertise represented on the Board.

No family relationships exist between any director or executive officer and any other of our directors or executive officers.

No director or executive officer of the Company has been involved in any legal proceeding listed in Item 401(f) of Regulation S-K in the past 10 years.

Corporate Governance

The Audit Committee. The Board of Directors has a separately-designated audit committee. The Committee is comprised of Ralph K. Carlton (Chair), Walter B. Menzel and Michael A. Davis. The Board has determined that each member of the Audit Committee is an “independent director” under the Nasdaq and SEC rules applicable to Audit Committee members. The Board has determined that Ralph K. Carlton is an “audit committee financial expert” as defined in Item 407 of Regulation S-K promulgated under the Exchange Act, and thus possesses “financial sophistication” as that term is defined by applicable Nasdaq listing rules. The Audit Committee operates and acts under a written charter adopted by the Board. A copy of the Charter and Powers of the Audit Committee can be found on the Company’s website at www.cyanotech.com.

Section 16(a) Beneficial Ownership Reporting Compliance. Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) requires the Company’s directors and executive officers, and persons who own more than 10% of its common stock, to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC. To the Company’s knowledge, based solely on a review of Forms 3 and 4, as amended, furnished to it during its most recent fiscal year, and Form 5, as amended, furnished to it with respect to such fiscal year, the Company believes that during fiscal 2015, its directors and executive officers and greater than 10% shareholders filed all such reports required to be filed under Section 16(a) on a timely basis.

Code of Ethics. We have adopted the Cyanotech Code of Ethics for Chief Executive Officer and Senior Financial Officers (the “Code of Ethics”), which is included in our Code of Conduct and Ethics. We have also adopted the Board of Directors Code of Conduct. Both Codes are publicly available on our website at www.cyanotech.com. If we make any substantive amendments to or grant any waiver from such Codes relating to our Chief Executive Officer, Chief Financial Officer or Controller, we will disclose the nature of such amendment in a report on Form 8-K and amend the website disclosure.

ITEM 11.    EXECUTIVE COMPENSATION

Summary Compensation of Named Executive Officers

The following table sets forth the compensation paid or accrued by the Company to the Chief Executive Officer and the two highest compensated executive officers of the Company, other than the Chief Executive Officer, for services rendered in all capacities to the Company (hereinafter referred to as the “Named Executive Officers”) for the fiscal years ended March 31, 2015 and 2014.

		ANNUAL COMPENSATION
	Fiscal			Option	All Other
Name and Principal Position	Year	Salary ($)	Bonus ($)	Awards($)(1)	Compensation ($)	Total ($)
Brent D. Bailey (2)	2015	327,969	—	273,535	58,661	660,165
President and Chief Executive Officer	2014	320,000	—	230,107	90,688	640,795

Jolé E. Deal (3)	2015	214,708	—	17,177	44,794	276,679
Chief Financial Officer and Vice President of Finance and Administration	2014	206,600	—	41,289	36,205	284,094

Gerald R. Cysewski	2015	172,223	—	69,308	—	241,531
Executive Vice President and Chief Scientific Officer	2014	170,000	—	78,935	—	248,935

(1)

In connection with equity-classified stock option awards, which the Company reports in accordance with Generally Accepted Accounting Principles (“GAAP”), compensation expense is recorded in the Company’s financial statements for fiscal years 2015 and 2014.

(2)	Mr. Bailey became President and Chief Executive Officer effective January 11, 2011. He is also a Director of of the Company. All Other compensation includes perquisites provided to Mr. Bailey for commuting expenses to Hawaii including airfare, transportation to and from the local airport, parking fees; and housing, and transportation while working in Hawaii.

(3)

Ms. Deal became Chief Financial Officer and Vice President of Finance and Administration effective August 16, 2011. All Other compensation includes perquisites provided to Ms. Deal for commuting expenses to Hawaii including airfare, transportation to and from the local airport, parking fees; and lodging and transportation while working in Hawaii.

Narrative Discussion of Summary Compensation Table

The elements of the Company’s executive compensation include base salary, bonus, if awarded, and stock option awards. Base salary increases for the executive officers are reviewed on an annual basis by the Compensation Committee of the Board of Directors. Base salary increases of the named executive officers in fiscal year 2015 averaged 5.2% and were based on individual and company performance for fiscal year 2014.

The Committee believes that, as a general rule, annual compensation in excess of base salaries should be dependent on the Company’s performance, and should be awarded based on recommendations of the Chief Executive Officer to the Committee and in the discretion of the Board. Accordingly, each fiscal year, the Committee reviews and approves a cash incentive bonus plan designed to motivate executive officer and key personnel to achieve the financial and operational objectives of the Company. No bonuses have been awarded for fiscal 2015 performance.

On November 5, 2010, the Board of Directors of the Company entered into an employment agreement with Mr. Bailey, which provides for a term of up to seven years with a beginning salary of $300,000 and participation in an annual incentive program with a target bonus opportunity of 50% of his then-current salary, plus an opportunity for a greater bonus if he achieves stretch goals measured by compound annual earnings growth significantly exceeding fiscal year earnings goals, subject to the Board’s discretion.  In addition, as part of the agreement Mr. Bailey was granted stock options equivalent to approximately 13½% of all issued and outstanding shares of the Company’s common stock as of the actual date of commencement of his employment term.  Such options vest and become exercisable in increasingly larger increments on the anniversary dates of the commencement date of his employment.

The 2005 Stock Option Plan (the “2005 Plan”) rewards select executives and key employees as an incentive for them to join or remain in the service of the Company. The Compensation and Stock Option Committee administers this Plan. There were no stock option grants awarded to any of the named executive officers in fiscal 2015.

Outstanding Equity Awards at Fiscal 2015 Year-End

	Option Awards
	Number of Shares of
	Common Stock Underlying			Option	Option
	Unexercised Options (#)			exercise	expiration
Name	Exercisable	Unexercisable		price ($)	date

Brent D. Bailey	230,000	—		3.04	1/12/2021
	148,000	349,916	(1)	3.82	8/28/2021
	378,000	349,916

Jolé E. Deal	40,000	—		3.82	8/28/2021
	1,000	1,000	(2)	5.61	8/15/2022
	41,000	1,000

Gerald R. Cysewski	2,000	—		1.60	2/21/2018
	10,000	—		2.08	4/29/2019
	12,000	—		3.58	6/30/2021
	3,000	—		3.82	8/28/2021
	60,000	40,000	(3)	3.82	8/28/2021
	6,250	6,250	(4)	5.84	7/18/2022
	93,250	46,250

(1)	Options were granted August 29, 2011 and vest on January 11, 2016, 2017 and 2018 as to 108,000 shares, 108,000 shares and 133,916 shares, respectively.

(2)	Options were granted August 16, 2012 and vest equally on August 16, 2015 and August 16, 2016.

(3)	Options were granted August 29, 2011 and vest equally on August 29, 2015 and August 29, 2016.

(4)	Options were granted July 19, 2012 and vest equally on July 19, 2015 and July 19, 2016.

Director Compensation

The following table sets forth the compensation earned by non-employee directors for fiscal year 2015:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Option Awards ($)	All Other Compensation ($)	Total ($)
Ralph K. Carlton (2)	$32,000	$24,002	$—	3,918	$59,920
Michael A. Davis	$40,000	$29,998	$—	10,334	$80,332
Walter B. Menzel (3)	$32,000	$24,002	$—	3,726	$59,728
David L. Vied (4)	$5,333	$—	$—	—	$5,333

(1)

Stock awards under the 2014 Plan are discussed below. On September 19, 2014, shares of restricted stock were issued to directors as follows: Mr. Davis – 6,369, Mr. Carlton – 5,096 and Mr. Menzel – 5,096. As of March 31, 2015, the total number of outstanding options held by each directors was a follows: Mr. Carlton – 6,000 and Mr. Menzel – 6,000.

(2)	Mr. Carlton was appointed to the Board on January 26, 2011.

(3)	Mr. Menzel was appointed to the Board on August 29, 2013.

(4)	Mr. Vied was appointed to the Board on January 27, 2015.

At the 2014 Annual Meeting of Stockholders, the stockholders of the Company approved the 2014 Independent Director Stock Option and Restricted Stock Grant Plan (the “2014 Plan”). Under the 2014 Plan 350,000 shares were reserved for issuance or option grant through the date of the 2024 Annual Stockholders’ Meeting.

Each independent director receives an annual fee of $32,000 for participation on the Board and the committees on which each independent director is appointed; the Board Chairman receives $40,000 annually. These fees are paid quarterly. Additionally, each independent director, upon his or her first election to the Board, receives a 10-year option to purchase 6,000 shares of the Company’s Common Stock. Thereafter, each independent director receives an annual grant of restricted shares equivalent to $24,000; provided, however, the Chairman receives an annual grant of restricted shares equivalent to $30,000. Each independent director is also reimbursed for out-of-pocket costs incurred in connection with attendance at Board and committee meetings.

Potential Payments on Termination or Change in Control

Per his employment agreement dated November 5, 2010, in the event of termination without cause, Mr. Bailey will be entitled to a severance payment of $300,000. Additionally, upon a “change in control” as defined in the 2005 Stock Option Plan and his termination other than for cause, pursuant to his Letter of Agreement, Mr. Bailey would be paid a severance payment equal to twice his then-annual salary, less all standard federal, state and local deductions.

Provisions are contained in the 2005 Stock Option Plan concerning acceleration of stock options when a Change in Control or a Corporate Transaction, as defined in such Plan, occurs unless the outstanding options are assumed or replaced by the successor corporation with comparable, equalized options or a cash incentive program in accordance with the terms of the 2005 Stock Option Plan.

A “change in control”, as defined in the 2005 Stock Option Plan, generally means a change in control of Company effected as a result of (1) any person or related group of persons (other than the Company or a person that directly or indirectly controls, is controlled by, or is under common control with, the Company) directly or indirectly acquires beneficial ownership (within the meaning of Rule 13d-3 of the Exchange Act) of stock possessing more than fifty percent (50%) of the total combined voting power of the Company's outstanding stock pursuant to a tender or exchange offer made directly to the Company's stockholders which the Board does not recommend such stockholders accept; or (2) a change in the composition of the Board over a period of thirty-six (36) consecutive months or less such that a majority of the Board members (rounded up to the next whole number) ceases, by reason of one or more proxy contests for the election of Board members, to be comprised of persons who either (A) have been Board members continuously since the beginning of such period or (B) have been elected or nominated for election as Board members during such period by at least a majority of the Board members described in clause (A) who were still in office at the time such election or nomination was approved by the Board.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth information regarding the beneficial ownership of the Company’s Common Stock as of August 21, 2015 by (i) each person who is known by the Company to own beneficially more than 5% of the outstanding shares of the Common Stock of the Company and Common Stock equivalents, (ii) each of the Company’s Named Executive Officers, (iii) each director and (iv) all directors and executive officers named in the Summary Compensation Table appearing herein as a group. The following tables set forth what such persons’ beneficial security ownership position would be assuming the exercise of all outstanding stock options and warrants exercisable on August 21, 2015 or within 60 days of such date, but such shares are not treated as outstanding for purposes of computing the percentage ownership of any other person or group. All shares shown are subject to the named person’s sole voting and investment power except as noted. As of August 21, 2015, 5,565,499 shares of the Company’s Common Stock was outstanding.

Security Ownership of Certain Beneficial Owners and Management

Name of Beneficial Owner	Shares Beneficially Owned	Ref	Approximate Percent Owned
5% Owners:
Michael A. Davis(1)	1,091,582	(2)	19.6%
Rudolf Steiner Foundation	767,133	(8)	13.8%
Meridian OHC Partners, LP	384,467	(9)	6.9%
Brent D. Bailey(1)	378,000	(3)	6.4%

Directors and Executive Officers:
Michael A. Davis(1)	1,091,582	(2)	19.6%
Brent D. Bailey(1)	378,000	(3)	6.4%
Gerald R. Cysewski(1)	207,152	(4)	3.7%
Jole E. Deal(1)	60,000	(5)	*
Ralph K. Carlton(1)	19,096	(6)	*
Walter B. Menzel(1)	11,096	(6)	*
David L. Vied(1)	—		—

All directors and executive officers as a group (11 persons)	1,931,745	(7)	30.9%

*	Less than 1.0%

(1)	Address is c/o Cyanotech Corporation, 73-4460 Queen Kaahumanu Hwy., Suite 102, Kailua-Kona, HI 96740.

(2)

Includes 435,332 shares over which Mr. Davis holds sole voting and investment power. Also includes 656,250 shares over which Mr. Davis holds shared voting and investment power, including 31,250 shares held by Mr. Davis’ spouse, Janet J. Johnstone (“Johnstone”); 150,000 shares held by trusts for the benefit of Mr. Davis’ and Ms. Johnstone’s children for which Mr. Davis and Ms. Johnstone are co-trustees; 25,000 shares held by Mr. Davis as UTMA custodian for his daughter; 350,000 shares held by the Michael Arlen Davis Charitable Lead Annuity Trust of which Mr. Davis is a Co-trustee and non-charitable beneficiary; and 100,000 shares held by the Skywords Family Foundation, Inc., of which Mr. Davis is a director.

(3)	Includes options to purchase 378,000 shares of Common Stock.

(4)	Includes options to purchase 96,375 shares of Common Stock.

(5)	Includes options to purchase 55,000 shares of Common Stock, including 13,500 options held by Ms. Deal’s spouse, James Deal.

(6)	Includes options to purchase 6,000 shares of Common Stock

(7)	Includes options to purchase 682,375 shares of Common Stock.

(8)	Per Schedule 13G dated February 11, 2015 filed by the reporting persons. Address is 1002 O'Reilly Ave., San Francisco, CA 94129

(9)	Per Schedule 13G dated February 6, 2015 filed by the reporting persons. Address is 425 Weed Street, New Canaan, CT 06480

Equity Compensation Plan Information

The following table provides information about our common stock that may be issued upon the exercise of options and rights under all of our existing equity compensation plans as of March 31, 2015, including the 2005 Stock Option Plan (the “2005 Plan”) and 2014 Independent Director Stock Option and Restricted Stock Grant Plan (the “2014 Plan”). The 2005 Plan was affected by a four-for-one reverse stock split which became effective on November 1, 2006. The 2005 Stock Plan was approved by the stockholders on August 22, 2005, amended by stockholders on September 9, 2008 to increase from 200,000 to 700,000 shares the total number of shares authorized for issuance under the Plan and further amended by stockholders on August 29, 2011, to increase the total number of shares authorized for issuance from 700,000 to 2,075,000 shares. The 2014 Plan was approved by stockholders on August 28, 2014.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options and Rights (A)	Weighted Average Exercise Price of Outstanding Options (B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)) (C)(1)
Equity Compensation Plans Approved by Stockholders	1,433,216	$4.08	732,257

(1)

Consists of 398,818 shares available for future issuance under the 2005 Stock Option Plan and 333,439 shares available for future issuance under the 2014 Independent Director Stock Option and Restricted Stock Grant Plan.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Person Transactions

There have been no transactions, or currently proposed transactions, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any of the following persons had or will have a direct or indirect material interest:

●	Any director or executive officer of our company;

●	Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;

●	Any member of the immediate family (including spouse, parents, children, siblings and in laws) of any of the foregoing persons.

Director Independence

Nasdaq listing rules require that a majority of the Board of Directors must be comprised of independent directors. The Board of Directors has determined that Ralph K. Carlton, Michael A. Davis, Walter B. Menzel and David L. Vied are each independent directors as defined in applicable Nasdaq listing rules. The Board of Directors has determined that Ralph K. Carlton, Michael A. Davis and Walter B. Menzel, representing all of the members of the Audit Committee, are all “independent directors” under the applicable Nasdaq and SEC rules applicable to Audit Committee members. The Board of Directors has determined that Ralph K. Carlton, Michael A. Davis and Walter B. Menzel, representing all of the members of the Compensation Committee, are all “independent directors” under the applicable Nasdaq and SEC rules applicable to Compensation Committee members. The Board of Directors has determined that Ralph K. Carlton, Michael A. Davis and Walter B. Menzel, representing all of the members of the Nominating Committee, are all “independent directors” under the applicable Nasdaq listing rules.

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed by Grant Thornton, our independent registered public accounting firm, for professional services rendered for the audit of the Company’s annual financial statements and timely quarterly reviews for the fiscal years ended March 31, 2015 and 2014 were $546,661 and $286,400, respectively.

Audit-Related Fees

There were no audit-related fees billed by Grant Thornton for the fiscal years ended March 31, 2015 and 2014.

Tax Fees

The aggregate fees billed or to be billed by Grant Thornton for tax services rendered to the Company, for the fiscal years ended March 31, 2015 and 2014 were $44,400 and $20,225, respectively.

All Other Fees

There were no other fees billed by Grant Thornton for the fiscal years ended March 31, 2015 and 2014.

The Audit Committee is responsible for appointing, setting compensation for and overseeing the work of the independent auditor. The Audit Committee has established a policy regarding pre-approval of all audit and permissible non-audit services to be provided by the independent auditor. This policy requires that all such services must be submitted to the Audit Committee Chairman for approval. The Audit Committee has determined that the provision of the services listed above is compatible with maintaining the independent auditor’s independence, and pre-approved all such services.

PART IV

Item 15.        Exhibits and Financial Statement Schedule

(a)		The following documents are filed as part of this report:

	(1)	Financial Statements
Report of Independent Registered Public Accounting Firm***
Consolidated Balance Sheets***
Consolidated Statements of Operations***
Consolidated Statements of Stockholders’ Equity***
Consolidated Statements of Cash Flows***
Notes to Consolidated Financial Statements

	(2)	Financial Statement Schedule
Schedule II—Valuation and Qualifying Accounts***

	***	Previously filed with the Company’s Annual Report on Form 10-K filed with the SEC on July 15, 2015.

(b)	Exhibit Listing

Exhibit Number	Document Description
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

10.8	2014 Independent Director Stock Option and Restricted Stock Grant Plan (Incorporated by reference to our Definitive Proxy Statement filed July 18, 2014, File No. 0-14602)
14.1	Amended Code of Ethics for Chief Executive Officer and Senior Financial Officers, which is included in the Code of Conduct and Ethics. (Incorporated by reference to Exhibit 99.2 to the Company’s Report on Form 8-K filed on December 19, 2005, and by reference and attachment to the Company’s Internet address www.cyanotech.com.)
21.1	Subsidiaries of the Company (Incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2012, File No. 0-14602)
23.1	Consent of Independent Registered Public Accounting Firm signed July 14, 2015—Grant Thornton LLP***
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of July 14, 2015.***
31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of July 14, 2015.***
31.3*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of August 27, 2015.
31.4*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of August 27, 2015.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed as of July 14, 2015.***

101	The following financial information from our Annual Report on Form 10-K for fiscal year ended March 31, 2015, filed with the SEC on July 14, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets at March 31, 2015 and 2014, (ii) the Consolidated Statements of Operations for the years ended March 31, 2015, 2014 and 2013, (iii) the Consolidated Statements of Stockholders’ Equity for the years ended March 31, 2015, 2014 and 2013, (iv) the Consolidated Statements of Cash Flows for the years ended March 31, 2015 and 2014, and (v) Notes to Consolidated Financial Statements.***

*	Included herewith. Other exhibits were filed as shown above.
***	Previously filed with the Company’s Annual Report on Form 10-K filed with the SEC on July 15, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of August, 2015

CYANOTECH CORPORATION

By:	/s/ Brent D. Bailey
Brent D. Bailey
President and Chief Executive Officer and Director

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Brent D. Bailey	President and Chief Executive Officer and Director	August 27, 2015
Brent D. Bailey

/s/ Jole Deal	Chief Financial Officer, Vice President—Finance and Administration,	August 27, 2015
Jole Deal	Secretary and Treasurer (Principal Financial and Accounting Officer)

/s/ Michael A. Davis	Chairman of the Board	August 27, 2015
Michael A. Davis

/s/ Ralph K. Carlton	Director	August 27, 2015
Ralph K. Carlton

/s/ Walter B. Menzel	Director	August 27, 2015
Walter B. Menzel

/s/ David L. Vied	Director	August 27, 2015
David L. Vied

/s/ Gerald R. Cysewski, PH.D.	Director, Executive Vice President and Chief Scientific Officer	August 27, 2015
Gerald R. Cysewski

Exhibit Number	Document Description
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

21.1	Subsidiaries of the Company (Incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2012, File No. 0-14602)
23.1	Consent of Independent Registered Public Accounting Firm signed July 14, 2015—Grant Thornton LLP***
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of July 14, 2015.***
31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of July 14, 2015.***
31.3*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of August 27, 2015.
31.4*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of August 27, 2015.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed as of July 14, 2015.***

101

The following financial information from our Annual Report on Form 10-K for fiscal year ended March 31, 2015, filed with the SEC on July 14, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets at March 31, 2015 and 2014, (ii) the Consolidated Statements of Operations for the years ended March 31, 2015, 2014 and 2013, (iii) the Consolidated Statements of Stockholders’ Equity for the years ended March 31, 2015, 2014 and 2013, (iv) the Consolidated Statements of Cash Flows for the years ended March 31, 2015 and 2014, and (v) Notes to Consolidated Financial Statements.***

*	Included herewith. Other exhibits were filed as shown above.
***	Previously filed with the Company’s Annual Report on Form 10-K filed with the SEC on July 15, 2015.