Form 10-Q
period 2015-09-30
CYANOTECH CORP
filed 2015-11-12
CIK 768408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended September 30, 2015

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Number of common shares outstanding as of November 12, 2015:

Title of Class	Shares Outstanding
Common stock - $0.02 par value	5,596,797

CYANOTECH CORPORATION

FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

CYANOTECH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except par value and number of shares)

(Unaudited)

	September 30, 2015	March 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$2,062	$2,226
Accounts receivable, net of allowance for doubtful accounts of $28 at September 30, 2015 and $6 at March 31, 2015	4,226	3,258
Inventories, net	6,169	5,678
Deferred tax assets	315	315
Prepaid expenses and other current assets	463	317
Total current assets	13,235	11,794

Equipment and leasehold improvements, net	17,534	14,754
Restricted cash	—	486
Deferred tax assets	3,373	3,035
Other assets	778	846
Total assets	$34,920	$30,915

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$560	$234
Customer deposits	97	31
Accounts payable	3,994	2,926
Accrued expenses	1,160	1,124
Total current liabilities	5,811	4,315

Long-term debt, excluding current maturities	7,335	5,109
Deferred rent	7	8
Total liabilities	13,153	9,432

Commitments and contingencies

Stockholders’ equity:
Common stock of $0.02 par value, shares authorized 50,000,000; 5,580,099 shares issued and outstanding at September 30, 2015 and 5,564,799 shares at March 31, 2015	112	111
Additional paid-in capital	31,221	30,846
Accumulated deficit	(9,566)	(9,474)
Total stockholders’ equity	21,767	21,483

Total liabilities and stockholders’ equity	$34,920	$30,915

See accompanying Notes to Condensed Consolidated Financial Statements.

CYANOTECH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014

NET SALES	$8,516	$7,946	$16,110	$15,570
COST OF SALES	5,416	4,011	10,086	8,576
Gross profit	3,100	3,935	6,024	6,994

OPERATING EXPENSES:
General and administrative	1,486	2,170	2,696	4,917
Sales and marketing	1,616	1,462	3,348	2,696
Research and development	166	105	343	221
(Gain) loss on disposal of equipment and leasehold improvements	(29)	3	(29)	13
Total operating expenses	3,239	3,740	6,358	7,847

Income (loss) from operations	(139)	195	(334)	(853)

Interest expense, net	(51)	(23)	(75)	(49)

Income (loss) before income tax	(190)	172	(409)	(902)

INCOME TAX EXPENSE (BENEFIT)	(204)	109	(318)	(584)

NET INCOME (LOSS)	$14	$63	$(91)	$(318)

NET INCOME (LOSS) PER SHARE:
Basic	$0.00	$0.01	$(0.02)	$(0.06)
Diluted	$0.00	$0.01	$(0.02)	$(0.06)

SHARES USED IN CALCULATION OF NET INCOME (LOSS) PER SHARE:
Basic	5,568	5,493	5,566	5,491
Diluted	6,047	5,668	5,566	5,491

See accompanying Notes to Condensed Consolidated Financial Statements.

CYANOTECH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended September 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(91)	$(318)
Adjustments to reconcile net loss to net cash provided by operating activities:
(Gain) loss on disposal of equipment and leasehold improvements	(29)	13
Depreciation and amortization	637	582
Amortization of debt issue costs and other assets	29	24
Share based compensation expense	324	431
Provision for doubtful accounts	22	—
Deferred income tax benefit	(338)	(584)
Net (increase) decrease in assets:
Accounts receivable	(990)	(300)
Inventories	(491)	(716)
Prepaid expenses	(146)	(107)
Other assets	39	—
Net increase (decrease) in liabilities:
Customer deposits	66	4
Accounts payable	1,068	1,053
Accrued expenses	36	258
Deferred rent	(1)	—
Net cash provided by operating activities	135	340

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from restricted cash	486	277
Investment in equipment and leasehold improvements	(3,214)	(2,001)
Net cash used in investing activities	(2,728)	(1,724)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short term notes payable	500	—
Payment of short term notes payable	(500)	—
Proceeds from long-term debt, net of costs	2,580	—
Capitalized leases	(174)	—
Payments for debt issuance costs	94	—
Principal payments on long-term debt	(122)	(102)
Proceeds from stock options exercised	51	32
Net cash provided by (used in) financing activities	2,429	(70)

Net decrease in cash and cash equivalents	(164)	(1,454)

Cash and cash equivalents at beginning of period	2,226	4,312

Cash and cash equivalents at end of period	$2,062	$2,858

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$180	$149
Income taxes	$21	$5

See accompanying Notes to Condensed Consolidated Financial Statements.

CYANOTECH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information pursuant to the instructions to Form 10-Q and Regulation S-X of the Securities and Exchange Commission (SEC). These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, and Condensed Consolidated Statements of Cash Flows for the periods presented in accordance with GAAP. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year. The Condensed Consolidated Balance Sheet as of March 31, 2015 was derived from the audited consolidated financial statements. These condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements for the year ended March 31, 2015, contained in the Company’s annual report on Form 10-K as filed with the SEC on July 15, 2015, as amended by Amendment No. 1 to the Company’s annual report on Form 10-K/A, filed August 27, 2015 (as amended, the “Company’s 10-K”).

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

Recent Accounting Pronouncements

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of ASU 2014-09 by one year to December 15, 2017 for interim and annual reporting periods beginning after that date and permitted early adoption of the standard, but not before the original effective date. We are currently reviewing the revised guidance and assessing the potential impact on our consolidated financial statements.

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

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2014-09, "Revenue from Contracts with Customers," related to revenue recognition. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in prior accounting guidance. ASU 2014-09 provides alternative methods of initial adoption.

Other recently issued accounting pronouncements did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

2.	INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. Inventories consist of the following:

	September 30, 2015	March 31, 2015
	(in thousands)
Raw materials	$273	$931
Work in process	2,787	1,509
Finished goods(1)	2,859	2,895
Supplies	250	343
	$6,169	$5,678

(1)	Net of reserve for obsolescence of $4,000 and $4,000 at September 30, 2015 and March 31, 2015, respectively.

The Company recognizes abnormal production costs, including fixed cost variances from normal production capacity, as an expense in the period incurred. $83,000 of non-inventoriable fixed costs and $225,000 in extraction operations start-up costs were charged to cost of sales for the three months ended September 30, 2015. $395,000 of extraction operations start-up costs and $127,000 of non-inventoriable fixed costs were charged to cost of sales for the six months ended September 30, 2015. There were no abnormal production costs charged to cost of sales for the three months ended September 30, 2014. For the six months ended September 30, 2014, there were $64,000 of abnormal production costs and $17,000 of non-inventoriable fixed costs charged to cost of sales.

3.	EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

Equipment and leasehold improvements are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives for equipment and furniture and fixtures, or the shorter of the land lease term or estimated useful lives for leasehold improvements as follows:

	Years
Equipment	3	to	10
Furniture and fixtures	3	to	7
Leasehold improvements	10	to	25

Equipment and leasehold improvements consist of the following:

	September 30, 2015	March 31, 2015
	(in thousands)
Equipment	$10,832	$9,782
Leasehold improvements	10,372	10,216
Furniture and fixtures	349	298
	21,553	20,296
Less accumulated depreciation and amortization	(13,186)	(12,549)
Construction-in-progress	9,167	7,007
Equipment and leasehold improvements, net	$17,534	$14,754

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amount to forecasted undiscounted future cash flows expected to be generated by the asset. If the carrying amount exceeds its estimated future cash flows, then an impairment charge is recognized to the extent that the carrying amount exceeds the asset’s fair value. Management has determined no asset impairment existed as of September 30, 2015. The Company recognized a gain on disposal of assets in the amount of $29,000 for the three and six months ended September 30, 2015, respectively. The Company recognized a loss on disposal of assets in the amount of $3,000 and $13,000 for the three and six months ended September 30, 2014, respectively.

The Company has capitalized $78,000 and $137,000 of interest for the three and six months ended September 30, 2015, respectively. $57,000 and $112,000 of interest was capitalized for the three and six month period ended September 30, 2014.

4.	ACCRUED EXPENSES

Accrued expenses consist of the following:

	September 30, 2015	March 31, 2015
	(in thousands)
Wages, bonus and profit sharing	$933	$930
Customer rebates	74	74
Other expenses	153	120
	$1,160	$1,124

5.	LONG-TERM DEBT

Long-term debt consists of the following:

	September 30, 2015	March 31, 2015
	(in thousands)
Term loans	$7,721	$5,343
Capital lease	174	—
Less current maturities	(560)	(234)
Long-term debt, excluding current maturities	$7,335	$5,109

Term Loan Agreements

The Company executed a loan agreement with a lender providing for $2,500,000 in aggregate credit facilities (the “2015 Loan”) secured by substantially all the Company’s assets, pursuant to a Term Loan Agreement dated July 30, 2015 (the “2015 Loan Agreement”). The 2015 Loan Agreement is evidenced by a promissory note in the amount of $2,500,000, the repayment of which is partially guaranteed under the provisions of a United States Department of Agriculture (“USDA”) Rural Development Guarantee program. The proceeds of the 2015 Loan were used to pay off a $500,000 short term note payable that matured on September 18, 2015 and acquire new processing equipment and leasehold improvements at its Kona, Hawaii facility.

The provisions of the 2015 Loan require the payment of principal and interest until its maturity on September 1, 2022, the obligation fully amortizes over seven (7) years. Interest on the 2015 Loan accrues on the outstanding principal balance at an annual variable rate equal to the published Wall Street Journal prime rate (3.25% at September 30, 2015) plus 2.0% and is adjustable on the first day of each calendar quarter and fixed for that quarter. At no time shall the annual interest rate be less than 6.00%. The 2015 Loan has a prepayment penalty of 5% for any prepayment made prior to the first anniversary of the date of the 2015 Loan Agreement, which penalty is reduced by 1% each year thereafter until the fifth anniversary of such date, after which there is no prepayment penalty. The balance under the 2015 Loan was $2,500,000 at September 30, 2015.

The 2015 Loan includes a one-time origination and guaranty fee totaling $113,900 and an annual renewal fee payable in the amount of 0.50% of the USDA guaranteed portion of the outstanding principal balance as of December 31 of each year, beginning December 31, 2015. The USDA has guaranteed 80% of all amounts owing under the 2015 Loan. The Company is subject to financial covenants and customary affirmative and negative covenants. The Company was in compliance with these financial covenants at September 30, 2015.

The Company executed a loan agreement with a lender providing for $5,500,000 in aggregate credit facilities (the “2012 Loan”) secured by substantially all the Company’s assets, pursuant to a Term Loan Agreement dated August 14, 2012 (the “2012 Loan Agreement”). The 2012 Loan Agreement is evidenced by promissory notes in the amounts of $2,250,000 and $3,250,000, the repayment of which is partially guaranteed under the provisions of a USDA Rural Development Guarantee program. The proceeds of the 2012 Loan were used to acquire new processing equipment and leasehold improvements at its Kona, Hawaii facility.

The provisions of the 2012 Loan require the payment of interest only for the first 12 months of the term; thereafter, and until its maturity on August 14, 2032, the obligation fully amortizes over nineteen (19) years. Interest on the 2012 Loan accrues on the outstanding principal balance at an annual variable rate equal to the published Wall Street Journal prime rate (3.25% at September 30, 2015) plus 1.0% and is adjustable on the first day of each calendar quarter and fixed for that quarter. At no time shall the annual interest rate be less than 5.50%. The 2012 Loan has a prepayment penalty of 5% for any prepayment made prior to the first anniversary of the date of the 2012 Loan Agreement, which penalty is reduced by 1% each year thereafter until the fifth anniversary of such date, after which there is no prepayment penalty. The balance under the 2012 Loan was $5,144,000 at September 30, 2015. Proceeds from the 2012 Loan were classified as restricted cash until they were drawn upon to acquire new processing equipment and leasehold improvements.

The 2012 Loan includes a one-time origination and guaranty fee totaling $214,500 and an annual renewal fee payable in the amount of 0.25% of the USDA guaranteed portion of the outstanding principal balance as of December 31 of each year, beginning December 31, 2012. The USDA has guaranteed 80% of all amounts owing under the 2012 Loan. The Company is subject to financial covenants and customary affirmative and negative covenants. The Company was in compliance with these financial covenants at September 30, 2015.

Capital Lease

In July 2015, the Company executed a capital lease agreement with Huntington Technology Finance providing for $174,000 in equipment, secured by the equipment financed. The capital lease matures in March 2018 and is payable in 60 equal monthly payments. The interest rate under this capital lease is 6.57%. The balance under this lease was $167,000 and $0 at September 30, 2015 and March 31, 2015, respectively.

In March 2015, the Company executed a capital lease agreement with Thermo Fisher Financial providing for $86,000 in equipment, secured by the equipment financed. The capital lease matures in March 2018 and is payable in 36 equal monthly payments. The interest rate under this capital lease is 6.5%. The balance under this lease was $73,000 and $84,000 at September 30, 2015 and March 31, 2015, respectively.

Future principal payments under the term loans and capital lease agreements as of September 30, 2015 are as follows:

Payments Due	(in thousands)
Next 12 Months	$560
Year 2	581
Year 3	600
Year 4	620
Year 5	650
Thereafter	4,884
Total principal payments	$7,895

6.	OPERATING LEASES

The Company leases facilities, equipment and land under operating leases expiring through 2035. The land lease provides for contingent rentals in excess of minimum rental commitments based on a percentage of the Company’s sales. Management has accrued for the estimated contingent rent as of September 30, 2015.

Future minimum lease payments under all non-cancelable operating leases at September 30, 2015 are as follows:

Payments Due	(in thousands)
Next 12 Months	$462
Year 2	406
Year 3	401
Year 4	403
Year 5	361
Thereafter	4,563
Total minimum lease payments	$6,596

7.	SHARE-BASED COMPENSATION

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

Stock Options

As of September 30, 2015, the Company had three equity-based compensation plans: the Independent Director Stock Option and Restricted Stock Grant Plan (the “2014 Directors Plan”); the 2005 Stock Option Plan (the “2005 Plan”); and the 2004 Independent Director Stock Option and Stock Grant Plan (the “2004 Directors Plan”). The Company’s equity based compensation plans provide for the awarding of stock options and shares of restricted common stock for eligible employees, certain outside consultants and independent directors.

On August 28, 2014, the Company’s shareholders approved the 2014 Directors Plan. This plan authorizes the Board of Directors to provide additional incentive to the Company’s independent directors through equity based compensation in the form of stock options and restricted stock. Awards under the 2014 Directors Plan are limited to the authorized amount of 350,000 shares. As of September 30, 2015, there were 333,439 shares available for grant under the 2014 Directors Plan.

The 2005 Plan terminated on August 21, 2015. As a result, no additional awards will be issued under this plan.

The 2004 Directors Plan was terminated on August 28, 2014. As a result, no additional awards will be issued under this plan.

The following table presents shares authorized, available for future grant and outstanding under each of the Company’s plans:

	As of September 30, 2015
	Authorized	Available	Outstanding

2014 Plan	350,000	333,439	—
2005 Plan	1,402,916	—	1,402,916
2004 Directors Plan	12,000	—	12,000
Total	1,764,916	333,439	1,414,916

All stock option grants made under equity-based compensation plans were issued at exercise prices no less than the Company’s closing stock price on the date of grant. Options under the 2005 Plan and 2014 Directors Plan were determined by the Board of Directors or the Stock Option and Compensation Committee of the Board in accordance with the provisions of the respective plans.  The terms of each option grant include vesting, exercise, and other conditions are set forth in a Stock Option Agreement evidencing each grant. No option can have a life in excess of ten (10) years.  The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model. The model requires various assumptions, including a risk-free interest rate, the expected term of the options, the expected stock price volatility over the expected term of the options and the expected dividend yield. Compensation expense for employee stock options is recognized ratably over the vesting term. Compensation expense recognized for options issued under the 2005 Plan was $161,000 and $324,000 for the three and six months ended September 30, 2015, respectively. Compensation expense recognized for options issued under the 2005 Plan was $160,000 and $353,000 for the three and six months ended September 30, 2014, respectively. No compensation expense was recognized under the 2014 Directors Plan for the three and six months ended September 30, 2015. Compensation expense recognized for restricted stock issued under the 2014 Directors Plan was $78,000 for the three and six months ended September 30, 2014. All share-based compensation has been classified as general and administrative expense in the consolidated statement of operations.

A summary of option activity under the Company’s stock plans for the six months ended September 30, 2015 is presented below:

Option Activity	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at March 31, 2015	1,433,216	$4.08	6.4	$6,221,909
Granted	—	—
Exercised	(15,300)	3.27	-	45,330
Forfeited or expired	(3,000)	5.84	-	12,180
Outstanding at September 30, 2015	1,414,916	4.08	5.9	2,754,604
Exercisable at September 30, 2015	881,750	3.86	5.7	1,889,940

The aggregate intrinsic value in the table above is before applicable income taxes and represents the excess amount over the exercise price optionees would have received if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price of $5.94 for such day.

A summary of the Company’s non-vested options for the six months ended September 30, 2015 is presented below:

Nonvested Options	Shares	Weighted Average Grant-Date Fair Value
Nonvested at March 31, 2015	614,416	$3.25
Granted	—	—
Vested	(78,250)	3.45
Forfeited or expired	(3,000)	4.04
Nonvested at September 30, 2015	533,166	3.22

The following table summarizes the weighted average characteristics of outstanding stock options as of September 30, 2015:

			Outstanding Options			Exercisable Options
Range of Exercise Prices			Number of Shares	Remaining Life (Years)	Weighted Average Price	Number of Shares	Weighted Average Price
$1.60	-	3.70	383,720	5.0	$2.93	383,720	$2.93
$3.71	-	4.42	693,696	5.9	3.82	316,780	3.82
$4.43	-	5.40	117,500	7.4	5.00	56,000	5.05
$5.41	-	7.08	220,000	6.8	6.43	125,250	6.26
Total stock options			1,414,916	5.9	4.08	881,750	3.86

There were no stock options and restricted shares granted during the three and six months ended September 30, 2015. There were 45,000 stock options and 16,561 restricted shares granted during the three and six months ended September 30, 2014. There were 13,198 restricted shares issued on October 19, 2015.

The range of fair value assumptions related to options granted during the year ended March 31, 2015 were as follows:

2015
Exercise Price	$4.72
Volatility	64.00%
Risk Free Rate	1.74%
Vesting Period (years)	3
Forfeiture Rate	4.51%
Expected Life (in years)	5.73
Dividend Rate	0%

As of September 30, 2015, total unrecognized stock-based compensation expense related to all unvested stock options was $1,240,000, which is expected to be expensed over a weighted average period of 2.3 years.

8.	INCOME TAXES

We utilize our estimated annual effective tax rate to determine our provision (benefit) for income taxes for interim periods. The income tax provision (benefit) is computed by multiplying the estimated annual effective tax rate by the year to date pre-tax book income (loss). Our effective tax rate differs from the statutory rate of 34% as a result of non deductible stock option expense and the state taxes (net of federal benefit) and permanent differences. Our effective tax rate was 107.4% and 77.8% for the three and six months ended September 30, 2015, respectively, and 63.4% and 64.7% for the three and six months ended September 30, 2014, respectively.

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

As of September 30, 2015, there was no liability for income tax associated with unrecognized tax benefits. The Company recognizes accrued interest related to unrecognized tax benefits as well as any related penalties in interest income or expense in its consolidated condensed statements of operations, which is consistent with the recognition of these items in prior reporting periods.

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

Reconciliations between the numerator and the denominator of the basic and diluted earnings per share computations for the three months ended September 30, 2015 and 2014 are as follows:

	Three Months Ended September 30, 2015
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands)
Basic income per share	$14	5,568	$0.00
Effect of dilutive securities—Common stock options	—	479	—
Diluted income per share	$14	6,047	$0.00

	Three Months Ended September 30, 2014
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands)

Basic income per share	$63	5,493	$0.01
Effect of dilutive securities — Common stock options	—	175	—
Diluted income per share	$63	5,668	$0.01

Reconciliations between the numerator and the denominator of the basic and diluted earnings per share computations for the six months ended September 30, 2014 and 2013 are as follows:

	Six Months Ended September 30, 2015
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands)
Basic loss per share	$(91)	5,566	$(0.02)
Effect of dilutive securities—Common stock options	—	—	—
Diluted loss per share	$(91)	5,566	$(0.02)

	Six Months Ended September 30, 2014
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands)
Basic loss per share	$(318)	5,491	$(0.06)
Effect of dilutive securities — Common stock options	—	—	—
Diluted loss per share	$(318)	5,491	$(0.06)

Basic and diluted earnings per share are the same in periods of a net loss, because common share equivalents are anti-dilutive when a net loss is recorded. Diluted earnings per share does not include the impact of common stock options totaling 134,063 and 632,642 for the three months ended September 30, 2015 and 2014, respectively, and 105,000 and 632,642 for the six months ended September 30, 2015 and 2014, respectively, as the effect of their inclusion would be anti-dilutive.

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

Forward-looking statements speak only as of the date of the Report, presentation or filing in which they are made. Except to the extent required by the Securities Exchange Act of 1934 (the “Exchange Act”), we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Our forward-looking statements in this Report include, but are not limited to:

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

●	Changes in domestic and/or foreign laws, regulations or standards, affecting nutraceutical products or our methods of operation;

●	Access to available and reasonable financing on a timely basis;

●	The Company’s inability to generate enough revenues to meet its obligations or repay maturing indebtedness;

●	Failure of investment in capital projects to operate as expected or meet expected results;

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

Results of Operations

The following tables present selected consolidated financial data for each of the periods indicated ($ in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net sales	$8,516	$7,946	$16,110	$15,570
Net sales increase	7.2%		3.5%
Gross profit	$3,100	$3,935	$6,024	$6,994
Gross profit as % of net sales	36.4%	49.5%	37.4%	44.9%
Operating expenses	$3,239	$3,740	$6,358	$7,847
Operating expenses as % of net sales	38.0%	47.1%	39.5%	50.4%
Operating (loss) income	$(139)	$195	$(334)	$(853)
Operating (loss) income as % of net sales	(1.6)%	2.5%	(2.1)%	(5.5)%
Income tax (benefit) expense	$(204)	$109	$(318)	$(584)
Net (loss) income	$14	$63	$(91)	$(318)

Net sales by product
Packaged sales
Astaxanthin packaged	$5,119	$3,585	$9,627	$7,930
Astaxanthin packaged sales increase	42.8%		21.4%
Spirulina packaged	$1,744	$2,208	$3,325	$3,699
Spirulina packaged sales increase	(21.0)%		(10.1)%
Total Packaged sales	$6,863	$5,793	$12,952	$11,629
Total Packaged sales increase	18.5%		11.4%

Bulk sales
Astaxanthin bulk	$417	$708	$751	$1,458
Astaxanthin bulk sales decrease	(41.1)%		(48.5)%
Spirulina bulk	$1,236	$1,445	$2,407	$2,483
Spirulina bulk sales increase (decrease)	(14.5)%		(3.1)%
Total Bulk sales	$1,653	$2,153	$3,158	$3,941
Total Bulk sales (decrease)	(23.2)%		(19.9)%

Comparison of the Three Months Ended September 30, 2015 and 2014

Net Sales The net sales growth of 7% for the quarter was driven by a 19% increase in our packaged products consistent with our focus and investment in the consumer packaged goods side of our business. Within this growth, sales of packaged spirulina decreased 21% and sales of packaged astaxanthin increased 43%. The decrease in packaged spirulina sales is due to the timing of orders compared to prior year. Sales of our bulk products decreased 23%, comprised of a 15% decrease in sales of bulk spirulina and a 41% decrease in sales of bulk astaxanthin. The decrease in bulk astaxanthin sales is a result of lower inventory due to lower production in the first two quarters of fiscal 2016, coupled with higher demand for our packaged products. International sales represented 29% of net sales for the three months ended September 30, 2015 compared to 30% for the same period a year ago. One customer accounted for 17% and 14% of total net sales for the three months ended September 30, 2015 and 2014, respectively.

Gross Profit Our gross profit percent of net sales decreased by 13.1 percentage points in the current quarter. Gross profit was impacted by a 41% decrease in astaxanthin production when compared to the strong performance in the second quarter of last year, which resulted in a higher cost per kilo sold. Additionally, gross profit was unfavorably impacted by $308,000 in non-inventoriable costs, including $225,000 related to start-up costs on our new extraction facility. Due to the fact that we grow our raw material, production is often impacted by seasonal weather patterns, and this was the case in the first two quarters of fiscal 2016, as production was impacted by lower sunlight and an unusual level of mid-day cloud cover in Kona, HI as a result of the El Nino conditions we are experiencing. There were no non-inventoriable costs in the second quarter of fiscal 2015. The decline in gross profit was also due to changes in our customer mix, which resulted in higher overall sales allowances and reduced gross profit by over $400,000 in the three months ended September 30, 2015 compared with the same period in 2014.

Operating Expenses Operating expenses decreased by $501,000 for the second quarter compared to the same period in last year.  Included in this is a decrease in general and administrative expenses of $684,000, or 32%, including a decrease in legal costs of $830,000 due to the settlement of matters in the third quarter of the prior fiscal year, offset by an increase of $266,000 in accounting and auditing fees relating to our year end audit. Sales and marketing expenses increased $154,000, or 11%, due to an increase in brand development costs and demonstration programs for our packaged products.

Income Taxes We recorded an income tax benefit of $204,000 in the current quarter compared to income tax expense of $109,000 for the same period last year. Our effective tax rate was 107.4% for the current quarter and 63.4% for the same period last year. The effective tax rate in the current year differs from the statutory rate of 34% as a result of state taxes (net of federal benefit) and permanent differences, primarily employee stock option expenses that are not deductible for tax purposes.

Comparison of the Six Months Ended September 30, 2015 and 2014

Net Sales The net sales growth of 4% for the first six months of this year was driven by an 11% increase in our packaged products consistent with our focus and investment in the consumer packaged goods side of our business. Within this growth, sales of packaged spirulina decreased 10% and sales of packaged astaxanthin increased 21%. The decrease in packaged spirulina sales is due to the timing of orders compared to prior year. Sales of our bulk products decreased 20%, comprised of a 3% decrease in sales of bulk spirulina and a 49% decrease in sales of bulk astaxanthin. The decrease in bulk astaxanthin sales is a result of the lower production, coupled with higher demand for our packaged products. International sales represented 28% of net sales for the six months ended September 30, 2015 compared to 27% for the same period a year ago. One customer accounted for 16% and 12% of total net sales for the six months ended September 30, 2015 and 2014, respectively.

Gross Profit Our gross profit percent of net sales decreased by 7.5 percentage points in the first six months of this year. Gross profit was also impacted by a 33% decrease in astaxanthin production when compared to the strong performance in the first six months of last year, which resulted in a higher cost per kilo sold. Additionally, gross profit was unfavorably impacted by $522,000 in non-inventoriable costs, including $395,000 related to start-up costs on our new extraction facility. Due to the fact that we grow our raw material, production is often impacted by seasonal weather patterns. This was the case in the first two quarters of fiscal 2016, as production was impacted by lower sunlight and an unusual level of mid-day cloud cover in Kona, HI. Gross profit in the second quarter of fiscal 2015 included non-inventoriable costs of $81,000. The decline in gross profit was also due to changes in our customer mix, which resulted in higher overall sales allowances and reduced gross profit by over $500,000 in the six months ended September 30, 2015 compared with the same period in 2014.

Operating Expenses Operating expenses decreased by $1,489,000 for the six months ended September 30, 2015, compared to the same period last year.  Included in this is a decrease in general and administrative expenses of $2,221,000, or 45%, mainly due to a decrease in legal costs of $2,342,000 due to the settlement of matters in the third quarter of the prior fiscal year. Sales and marketing expenses increased $652,000, or 24%, due to an increase in brand development costs and demonstration programs for our packaged products.

 Income Taxes We recorded income tax benefit of $318,000 for the first six months of this year compared to a benefit of $584,000 for the same period last year. Our effective tax rate was 77.8% for the first six months compared to 64.7% for the same period last year. The effective tax rate in the current year differs from the statutory rate of 34% as a result of state taxes (net of federal benefit) and permanent differences, primarily employee stock option expenses that are not deductible for tax purposes.

Liquidity and Capital Resources

Cash Flows The following table summarizes our cash flows for the periods indicated ($ in thousands):

	Six months ended September 30
	2015	2014
Total cash (used in) provided by:
Operating activities	$135	$340
Investing activities	(2,728)	(1,724)
Financing activities	2,429	(70)

Decrease in cash and cash equivalents	$(164)	$(1,454)

Cash provided by operating activities decreased $205,000 compared to the same period last year due primarily to an increase in receivables, offset by a smaller increase in inventory and reduced tax benefit as compared with the prior year.

Cash used in investing activities in the current period includes capital expenditures of $3,214,000 for leasehold improvements and equipment acquisitions at our Kona facility compared to $2,001,000 during the same period last year. In the current year, $486,000 was funded by restricted cash compared to $277,000 last year.

Cash provided by financing activities in the period consists of proceeds from new long term debt of $2.5 million and a capital lease of $174,000, along with stock options exercised and principal payments on debt in the normal course of business.

Sources and Uses of Capital

At September 30, 2015, our working capital was $7.4 million, a decrease of $0.1 million compared to March 31, 2015. The decrease is due to a lower cash balance as a result of investments in equipment and leasehold improvements. Cash and cash equivalents at September 30, 2015 totaled $2,062,000, a decrease of $164,000 compared to March 31, 2015.

On July 30, 2015, the Company executed the 2015 Loan Agreement with a lender providing for $2,500,000 in aggregate credit facilities secured by substantially all the Company’s assets. The 2015 Loan is evidenced by a promissory note in the amount of $2,500,000 and was secured under the provisions of a USDA Rural Development Guarantee program. Proceeds of the 2015 Loan were used to fund our capital projects related to increasing our astaxanthin production capacity.

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

Our strategic direction has been to position the Company as a world leader in the production and marketing of high-value natural products from microalgae. We are vertically aligned, producing raw materials in the form of microalgae processed at our 90-acre facility in Hawaii, and integrating those raw materials into finished products. In fiscal 2016, our primary focus is on building our consumer brands, increasing our astaxanthin production volume and improving the consistency of our production for both astaxanthin and spirulina. We will continue to put emphasis on our Nutrex Hawaii consumer products to introduce them to a broader consumer market, and leverage our experience and reputation for quality, building nutritional brands which promote health and well-being. The foundation of our nutritional products is naturally cultivated Hawaiian Spirulina Pacifica® in powder and tablet form; and BioAstin® Hawaiian Astaxanthin™ antioxidant in extract, softgel caplet and micro-encapsulated beadlet form. Information about our Company and our products can be viewed at www.cyanotech.com and www.nutrex-hawaii.com. Consumer products can also be purchased online at www.nutrex-hawaii.com.

We are focused on sustainability of production levels in order to promote growth in our astaxanthin and spirulina product lines. Our goal is to continue to improve and expand these lines to meet the demand of consumers. We will continue to promote the nutritional superiority of Hawaiian grown microalgae to maintain and expand market share. Significant sales variability between periods and even across several periods can be expected based on historical results.

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

Our future results of operations and the other forward-looking statements contained in this Outlook, in particular the statements regarding revenues, gross margin and capital spending, involve a number of risks and uncertainties. In addition to the factors discussed above, any of the following could cause actual results to differ materially: business conditions and growth in the natural products industry and in the general economy; changes in customer order patterns; changes in demand for natural products in general; changes in weather conditions; competitive factors, such as increased production capacity from competing spirulina and astaxanthin producers and the resulting impact, if any, on world market prices for these products; government actions and increased regulations both domestic and foreign; shortage of manufacturing capacity; and other factors beyond our control. Risk factors are discussed in detail in Item 1A in the Company’s 10-K.

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

Not applicable.

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

 Management’s Report on Internal Control over Financial Reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management evaluated the effectiveness of our internal control over financial reporting as of September 30, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control - Integrated Framework” (2013 Framework)., Management’s assessment identified a material weakness in internal control over financial reporting. Based on that assessment, management concluded that our internal control over financial reporting was not effective as of September 30, 2015.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of September 30, 2015, the Company determined the following control deficiency that constituted the material weakness:

During the year end closing procedures for fiscal year 2015, our external auditors identified invoices containing delivery terms of FOB Origin for which we had accepted customer purchase orders with vague terms or terms that indicated FOB Destination which were not delivered to the customer by March 31, 2015. We did not have controls in place to identify, clarify and resolve conflicts of terms between our customers’ purchase orders and our invoices. This design deficiency in our internal control over financial reporting resulted in the recognition of revenue before transfer of title had occurred.

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

Changes to Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended September 30, 2015 that, except as noted above, has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

This Form 10-Q should be read in conjunction with Item 9A “Controls and Procedures” of the Company’s 10-K.

PART II.     OTHER INFORMATION

Item 1.     Legal Proceedings

From time to time the Company may become party to lawsuits and claims that arise in the ordinary course of business relating to employment, intellectual property, and other matters. There were no significant legal matters outstanding at September 30, 2015.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults upon Senior Securities

None.

Item 5.    Other Information

On November 12, 2015, the Company issued a press release announcing the Company’s financial condition and results of operations for the quarter ended September 30, 2015. A copy of the press release is furnished as Exhibit 99.1 to this Quarterly Report on Form 10-Q, and is incorporated herein by reference. The information contained in Exhibit 99.1 hereto shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and shall not be incorporated by reference into any filings made by the Company under the Securities Act of 1933, as amended, or the Exchange Act, except as may be expressly set forth by specific reference in such filing.

Item 6. Exhibits

a)     The following exhibits are furnished with this report:

4.1	Term Loan Agreement between First Foundation (“Bank”) and both Registrant and Nutrex Hawaii, Inc. (“Nutrex”).

4.2	Promissory Note in favor of Bank in the amount of $2,500,000 issued by Registrant and Nutrex, dated July 30, 2015.

4.3	Mortgage, Security Agreement and Financing Statement between Registrant and Bank.

4.4	Assignment of Lessor’s Interest in Leases and Rents between Registrant and Bank.

4.5	Security Agreement and UCC Financing Statement between Registrant and Bank.

4.6	Security Agreement and UCC Financing Statement between Nutrex and Bank.

4.7	United States Department of Agriculture Rural Development Conditional Commitments.

4.8	Hazardous Substances Certificate and Indemnity Agreement.

4.9	Sublessor’s Consent to Mortgage of Sublease K-4; Estoppel Certificate and Subordination Agreement.

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of November 12, 2015.

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of November 12, 2015.

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed as of November 12, 2015.

99.1	Press Release dated November 12, 2015

101

The following financial statements from Cyanotech Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYANOTECH CORPORATION
(Registrant)

November 12, 2015	By:	/s/ Brent D. Bailey
(Date)		Brent D. Bailey
President and Chief Executive Officer and Director

November 12, 2015	By:	/s/ Jole Deal
(Date)		Jole Deal
Vice President — Finance & Administration and CFO
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
4.1	Term Loan Agreement between First Foundation (“Bank”) and both Registrant and Nutrex Hawaii, Inc. (“Nutrex”).

4.2	Promissory Note in favor of Bank in the amount of $2,500,000 issued by Registrant and Nutrex, dated July 30, 2015.

4.3	Mortgage, Security Agreement and Financing Statement between Registrant and Bank.

4.4	Assignment of Lessor’s Interest in Leases and Rents between Registrant and Bank.

4.5	Security Agreement and UCC Financing Statement between Registrant and Bank.

4.6	Security Agreement and UCC Financing Statement between Nutrex and Bank.

4.7	United States Department of Agriculture Rural Development Conditional Commitments.

4.8	Hazardous Substances Certificate and Indemnity Agreement.

4.9	Sublessor’s Consent to Mortgage of Sublease K-4; Estoppel Certificate and Subordination Agreement.

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of November 12, 2015.

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of November 12, 2015.

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed as of November 12, 2015.

99.1	Press Release dated November 12, 2015

101

The following financial statements from Cyanotech Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements