Form 10-Q
period 2015-12-31
CYANOTECH CORP
filed 2016-02-11
CIK 768408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended December 31, 2015

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Number of common shares outstanding as of February 11, 2016:

Title of Class	Shares Outstanding
Common stock - $0.02 par value	5,597,797

CYANOTECH CORPORATION

FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

CYANOTECH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except par value and number of shares)

(Unaudited)

	December 31, 2015	March 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$1,995	$2,226
Accounts receivable, net of allowance for doubtful accounts of $49 at December 31, 2015 and $6 at March 31, 2015	3,058	3,162
Inventories, net	7,352	5,678
Deferred tax assets	315	315
Prepaid expenses and other current assets	619	413
Total current assets	13,339	11,794

Equipment and leasehold improvements, net	17,904	14,754
Restricted cash	—	486
Deferred tax assets	2,867	3,035
Other assets	794	846
Total assets	$34,904	$30,915

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$562	$234
Customer deposits	130	31
Accounts payable	3,910	2,926
Accrued expenses	1,321	1,124
Total current liabilities	5,923	4,315

Long-term debt, excluding current maturities	7,193	5,109
Deferred rent	10	8
Total liabilities	13,126	9,432

Commitments and contingencies

Stockholders’ equity:
Common stock of $0.02 par value, shares authorized 50,000,000; 5,597,797 shares issued and outstanding at December 31, 2015 and 5,564,799 shares at March 31, 2015	112	111
Additional paid-in capital	31,481	30,846
Accumulated deficit	(9,815)	(9,474)
Total stockholders’ equity	21,778	21,483

Total liabilities and stockholders’ equity	$34,904	$30,915

See accompanying Notes to Condensed Consolidated Financial Statements.

CYANOTECH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014

NET SALES	$7,534	$9,691	$23,644	$25,261
COST OF SALES	4,450	4,893	14,536	13,469
Gross profit	3,084	4,798	9,108	11,792

OPERATING EXPENSES:
General and administrative	1,331	1,829	4,027	6,746
Sales and marketing	1,325	1,473	4,673	4,169
Research and development	132	155	475	376
(Gain) loss on disposal of equipment and leasehold improvements	—	113	(29)	126
Total operating expenses	2,788	3,570	9,146	11,417

Income (loss) from operations	296	1,228	(38)	375

Interest expense, net	(89)	(23)	(164)	(71)

Income (loss) before income tax	207	1,205	(202)	304

INCOME TAX EXPENSE	457	742	139	157

NET INCOME (LOSS)	$(250)	$463	$(341)	$147

NET INCOME (LOSS) PER SHARE:
Basic	$(0.04)	$0.08	$(0.06)	$0.03
Diluted	$(0.04)	$0.08	$(0.06)	$0.03

SHARES USED IN CALCULATION OF NET INCOME (LOSS) PER SHARE:
Basic	5,594	5,533	5,576	5,505
Diluted	5,594	5,779	5,576	5,704

See accompanying Notes to Condensed Consolidated Financial Statements.

CYANOTECH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended December 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(341)	$147
Adjustments to reconcile net loss to net cash provided by operating activities:
(Gain) loss on disposal of equipment and leasehold improvements	(29)	126
Depreciation and amortization	1,057	925
Amortization of debt issue costs and other assets	41	35
Share based compensation expense	569	584
Provision for doubtful accounts	43	—
Deferred income tax benefit	168	157
Net (increase) decrease in assets:
Accounts receivable	61	(766)
Inventories	(1,645)	(1,542)
Prepaid expenses	(206)	(5)
Other assets	104	—
Net increase (decrease) in liabilities:
Customer deposits	99	16
Accounts payable	984	641
Accrued expenses	198	269
Deferred rent	2	(1)
Net cash provided by operating activities	1,105	586

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from restricted cash	486	807
Investment in equipment and leasehold improvements	(4,033)	(3,184)
Net cash used in investing activities	(3,547)	(2,377)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short term notes payable	500	—
Payment of short term notes payable	(500)	—
Proceeds from long-term debt, net of costs	2,407	—
Capitalized leases	(32)	—
Principal payments on long-term debt	(230)	(153)
Proceeds from stock options exercised	66	173
Net cash provided by financing activities	2,211	20

Net decrease in cash and cash equivalents	(231)	(1,771)

Cash and cash equivalents at beginning of period	2,226	4,312

Cash and cash equivalents at end of period	$1,995	$2,541

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$290	$221
Income taxes	$21	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

CYANOTECH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

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

Recent Accounting Pronouncements

In November 2015, the FASB issued Accounting Standards Update (ASU) No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. This guidance simplifies the presentation of deferred income taxes and requires that deferred tax assets and liabilities be classified as noncurrent in the classified statement of financial position. This guidance is effective for the Company as of March 31, 2018 and is not expected to have a material impact on the consolidated financial statements as the guidance only changes the classification of deferred income taxes.

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

2.	INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. Inventories consist of the following:

	December 31, 2015	March 31, 2015
	(in thousands)
Raw materials	$307	$931
Work in process	3,084	1,509
Finished goods(1)	3,766	2,895
Supplies	195	343
	$7,352	$5,678

(1)	Net of reserve for obsolescence of $4,000 and $4,000 at December 31, 2015 and March 31, 2015, respectively.

The Company recognizes abnormal production costs, including fixed cost variances from normal production capacity, as an expense in the period incurred. $21,000 of non-inventoriable fixed costs were charged to cost of sales for the three months ended December 31, 2015. $395,000 of extraction operations start-up costs and $149,000 of non-inventoriable fixed costs were charged to cost of sales for the nine months ended December 31, 2015. There were $196,000 abnormal production costs charged to cost of sales for the three months ended December 31, 2014. For the nine months ended December 31, 2014, there were $277,000 of abnormal production costs charged to cost of sales.

3.	EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

Equipment and leasehold improvements are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives for equipment and furniture and fixtures, or the shorter of the land lease term or estimated useful lives for leasehold improvements as follows:

	Years
Equipment	3	to	10
Furniture and fixtures	3	to	7
Leasehold improvements	10	to	25

Equipment and leasehold improvements consist of the following:

	December 31, 2015	March 31, 2015
	(in thousands)
Equipment	$16,065	$9,782
Leasehold improvements	12,193	10,216
Furniture and fixtures	352	298
	28,610	20,296
Less accumulated depreciation and amortization	(13,606)	(12,549)
Construction-in-progress	2,900	7,007
Equipment and leasehold improvements, net	$17,904	$14,754

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amount to forecasted undiscounted future cash flows expected to be generated by the asset. If the carrying amount exceeds its estimated future cash flows, then an impairment charge is recognized to the extent that the carrying amount exceeds the asset’s fair value. Management has determined no asset impairment existed as of December 31, 2015. There was no gain or loss recognized for the three months ended December 31, 2015. The Company recognized a gain on disposal of assets in the amount of $29,000 for the nine months ended December 31, 2015, respectively. The Company recognized a loss on disposal of assets in the amount of $113,000 and $126,000 for the three and nine months ended December 31, 2014, respectively.

The Company has capitalized $35,000 and $172,000 of interest for the three and nine months ended December 31, 2015, respectively. $58,000 and $170,000 of interest was capitalized for the three and nine month periods ended December 31, 2014.

4.	ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31, 2015	March 31, 2015
	(in thousands)
Wages, bonus and profit sharing	$793	$930
Use tax	140	—
Rent and utilities	103	90
Customer rebates	74	74
Interest	36	24
Other expenses	175	6
	$1,321	$1,124

5.	LONG-TERM DEBT

Long-term debt consists of the following:

	December 31, 2015	March 31, 2015
	(in thousands)
Term loans	$7,529	$5,259
Capital lease	226	84
Less current maturities	(562)	(234)
Long-term debt, excluding current maturities	$7,193	$5,109

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

The provisions of the 2015 Loan require the payment of principal and interest until its maturity on September 1, 2022, the obligation fully amortizes over seven (7) years. Interest on the 2015 Loan accrues on the outstanding principal balance at an annual variable rate equal to the published Wall Street Journal prime rate (3.50% at December 31, 2015) plus 2.0% and is adjustable on the first day of each calendar quarter and fixed for that quarter. At no time shall the annual interest rate be less than 6.00%. The 2015 Loan has a prepayment penalty of 5% for any prepayment made prior to the first anniversary of the date of the 2015 Loan Agreement, which penalty is reduced by 1% each year thereafter until the fifth anniversary of such date, after which there is no prepayment penalty. The balance under the 2015 Loan was $2,426,000 at December 31, 2015.

      The 2015 Loan includes a one-time origination and guaranty fee totaling $113,900 and an annual renewal fee payable in the amount of 0.50% of the USDA guaranteed portion of the outstanding principal balance as of December 31 of each year, beginning December 31, 2015. The USDA has guaranteed 80% of all amounts owing under the 2015 Loan. The Company is subject to financial covenants and customary affirmative and negative covenants. The Company was in compliance with these financial covenants at December 31, 2015.

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

The provisions of the 2012 Loan require the payment of interest only for the first 12 months of the term; thereafter, and until its maturity on August 14, 2032, the obligation fully amortizes over nineteen (19) years. Interest on the 2012 Loan accrues on the outstanding principal balance at an annual variable rate equal to the published Wall Street Journal prime rate (3.50% at December 31, 2015) plus 1.0% and is adjustable on the first day of each calendar quarter and fixed for that quarter. At no time shall the annual interest rate be less than 5.50%. The 2012 Loan has a prepayment penalty of 5% for any prepayment made prior to the first anniversary of the date of the 2012 Loan Agreement, which penalty is reduced by 1% each year thereafter until the fifth anniversary of such date, after which there is no prepayment penalty. The balance under the 2012 Loan was $5,097,000 at December 31, 2015. Proceeds from the 2012 Loan were classified as restricted cash until they were drawn upon to acquire new processing equipment and leasehold improvements.

The 2012 Loan includes a one-time origination and guaranty fee totaling $214,500 and an annual renewal fee payable in the amount of 0.25% of the USDA guaranteed portion of the outstanding principal balance as of December 31 of each year, beginning December 31, 2012. The USDA has guaranteed 80% of all amounts owing under the 2012 Loan. The Company is subject to financial covenants and customary affirmative and negative covenants. The Company was in compliance with these financial covenants at December 31, 2015.

Capital Leases

In July 2015, the Company executed a capital lease agreement with Huntington Technology Finance providing for $174,000 in equipment, secured by the equipment financed. The capital lease matures in July 2020 and is payable in 60 equal monthly payments. The interest rate under this capital lease is 6.57%. The balance under this lease was $160,000 and $0 at December 31, 2015 and March 31, 2015, respectively.

In March 2015, the Company executed a capital lease agreement with Thermo Fisher Financial providing for $86,000 in equipment, secured by the equipment financed. The capital lease matures in March 2018 and is payable in 36 equal monthly payments. The interest rate under this capital lease is 6.5%. The balance under this lease was $66,000 and $84,000 at December 31, 2015 and March 31, 2015, respectively.

Future principal payments under the term loans and capital lease agreements as of December 31, 2015 are as follows:

Payments Due	(in thousands)
Next 12 Months	$562
Year 2	590
Year 3	601
Year 4	629
Year 5	649
Thereafter	4,724
Total principal payments	$7,755

6.	OPERATING LEASES

The Company leases facilities, equipment and land under operating leases expiring through 2035. The land lease provides for contingent rentals in excess of minimum rental commitments based on a percentage of the Company’s sales. Management has accrued for the estimated contingent rent as of December 31, 2015.

Future minimum lease payments under all non-cancelable operating leases at December 31, 2015 are as follows:

Payments Due	(in thousands)
Next 12 Months	$602
Year 2	605
Year 3	609
Year 4	618
Year 5	555
Thereafter	5,007
Total minimum lease payments	$7,996

7.	SHARE-BASED COMPENSATION

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

Stock Options

As of December 31, 2015, the Company had one effective equity-based compensation plan: the Independent Director Stock Option and Restricted Stock Grant Plan (the “2014 Directors Plan”). The Company has also issued stock options, which remain outstanding as of December 31, 2015, under two equity-based compensation plans which have expired according to their terms; the 2005 Stock Option Plan (the “2005 Plan”) and the 2004 Independent Director Stock Option and Stock Grant Plan (the “2004 Directors Plan”).

On August 28, 2014, the Company’s shareholders approved the 2014 Directors Plan. This plan authorizes the Board of Directors to provide additional incentive to the Company’s independent directors through equity based compensation in the form of stock options and restricted stock. Awards under the 2014 Directors Plan are limited to the authorized amount of 350,000 shares. As of December 31, 2015, there were 314,241 shares available for grant under the 2014 Directors Plan.

Since both the 2005 Plan and the 2004 Directors Plan have expired, no additional awards will be issued under those plans.

The following table presents shares authorized, available for future grant and outstanding under each of the Company’s plans:

	As of December 31, 2015
	Authorized	Available	Outstanding

2014 Plan	350,000	314,241	6,000
2005 Plan	—	—	1,396,916
2004 Directors Plan	—	—	12,000
Total	350,000	314,241	1,414,916

All stock option grants made under equity-based compensation plans were issued at exercise prices no less than the Company’s closing stock price on the date of grant. Options under the 2005 Plan and 2014 Directors Plan were determined by the Board of Directors or the Stock Option and Compensation Committee of the Board in accordance with the provisions of the respective plans.  The terms of each option grant include vesting, exercise, and other conditions are set forth in a Stock Option Agreement evidencing each grant. No option can have a life in excess of ten (10) years.  The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model. The model requires various assumptions, including a risk-free interest rate, the expected term of the options, the expected stock price volatility over the expected term of the options and the expected dividend yield. Compensation expense for employee stock options is recognized ratably over the vesting term. Compensation expense recognized for options issued under the 2005 Plan was $164,000 and $488,000 for the three and nine months ended December 31, 2015, respectively. Compensation expense recognized for options issued under the 2005 Plan was $153,000 and $506,000 for the three and nine months ended December 31, 2014, respectively. Compensation expense recognized for restricted stock and options issued under the 2014 Directors Plan was $81,000 for the three and nine months ended December 31, 2015. Compensation expense recognized for restricted stock issued under the 2014 Directors Plan was $0 and $78,000 for the three and nine months ended December 31, 2014. All share-based compensation has been classified as general and administrative expense in the consolidated statements of operations.

A summary of option activity under the Company’s stock plans for the nine months ended December 31, 2015 is presented below:

Option Activity	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at March 31, 2015	1,433,216	$4.08	6.4	$6,221,909
Granted	6,000	5.91	—	—
Exercised	(19,800)	3.31	—	55,249
Forfeited or expired	(4,500)	5.84	—	12,180
Outstanding at December 31, 2015	1,414,916	4.09	5.7	1,903,076
Exercisable at December 31, 2015	893,750	3.89	5.5	1,346,840

The aggregate intrinsic value in the table above is before applicable income taxes and represents the excess amount over the exercise price optionees would have received if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price of $5.25 for such day.

A summary of the Company’s non-vested options for the nine months ended December 31, 2015 is presented below:

Nonvested Options	Shares	Weighted Average Grant-Date Fair Value
Nonvested at March 31, 2015	614,416	$3.25
Granted	6,000	1.18
Vested	(96,250)	3.50
Forfeited or expired	(3,000)	4.04
Nonvested at December 31, 2015	521,166	3.18

The following table summarizes the weighted average characteristics of outstanding stock options as of December 31, 2015:

			Outstanding Options			Exercisable Options
Range of Exercise Prices			Number of Shares	Remaining Life (Years)	Weighted Average Price	Number of Shares	Weighted Average Price
$1.60	-	3.70	380,020	4.7	$2.93	380,020	$2.93
$3.71	-	4.42	692,896	5.7	3.82	315,980	3.82
$4.43	-	5.40	117,500	7.1	5.00	69,500	5.07
$5.41	-	7.08	224,500	6.7	6.42	128,250	6.26
Total stock options			1,414,916	5.7	4.09	893,750	3.89

There were 6,000 stock options and 13,198 shares of restricted stock granted during the three and nine months ended December 31, 2015. There were no stock options or shares of restricted stock granted during the three months ended December 31, 2014. There were 45,000 stock options and 16,561 shares of restricted stock granted during the nine months ended December 31, 2014.

The range of fair value assumptions related to options granted during the period ended December 31, 2015 were as follows:

2015
Exercise Price	$5.91
Volatility	50.42%
Risk Free Rate	0.22%
Vesting Period (years)	3
Forfeiture Rate	0%
Expected Life (in years)	1.00
Dividend Rate	0%

As of December 31, 2015, total unrecognized stock-based compensation expense related to all unvested stock options was $1,105,000, which is expected to be expensed over a weighted average period of 2.1 years.

8.	INCOME TAXES

We utilize our estimated annual effective tax rate to determine our provision (benefit) for income taxes for interim periods. The income tax provision (benefit) is computed by multiplying the estimated annual effective tax rate by the year to date pre-tax book income (loss). Our effective tax rate differs from the statutory rate of 34% as a result of non deductible stock option expense and the state taxes (net of federal benefit) and permanent differences. Our effective tax rate was 220.8% and (68.8%) for the three and nine months ended December 31, 2015, respectively, and 61.6% and 51.6% for the three and nine months ended December 31, 2014, respectively.

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

As of December 31, 2015, there was no liability for income tax associated with unrecognized tax benefits. The Company recognizes accrued interest related to unrecognized tax benefits as well as any related penalties in interest income or expense in its consolidated condensed statements of operations, which is consistent with the recognition of these items in prior reporting periods.

With few exceptions, the Company is no longer subject to U.S. federal, state, local, and non-U.S. income tax examination by tax authorities for tax years before 2010.

9.	EARNINGS PER SHARE

Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the potentially dilutive effect of outstanding stock options using the “treasury stock” method.

Reconciliations between the numerator and the denominator of the basic and diluted earnings per share computations for the three months ended December 31, 2015 and 2014 are as follows:

	Three Months Ended December 31, 2015
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands)
Basic loss per share	$(250)	5,594	$(0.04)
Effect of dilutive securities—Common stock options	—	—	—
Diluted loss per share	$(250)	5,594	$(0.04)

	Three Months Ended December 31, 2014
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands)

Basic income per share	$463	5,533	$0.08
Effect of dilutive securities — Common stock options	—	246	—
Diluted income per share	$463	5,779	$0.08

Reconciliations between the numerator and the denominator of the basic and diluted earnings per share computations for the nine months ended December 30, 2015 and 2014 are as follows:

	Nine Months Ended December 31, 2015
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands)
Basic loss per share	$(341)	5,576	$(0.06)
Effect of dilutive securities—Common stock options	—	—	—
Diluted loss per share	$(341)	5,576	$(0.06)

	Nine Months Ended December 31, 2014
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands)
Basic income per share	$147	5,505	$0.03
Effect of dilutive securities — Common stock options	—	199	—
Diluted income per share	$147	5,704	$0.03

Basic and diluted earnings per share are the same in periods of a net loss, because common share equivalents are anti-dilutive when a net loss is recorded. Diluted earnings per share does not include the impact of common stock options totaling 112,500 and 636,416 for the three months ended December 31, 2015 and 2014, respectively, and 140,063 and 565,416 for the nine months ended December 31, 2015 and 2014, respectively, as the effect of their inclusion would be anti-dilutive.

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

●	Changes in domestic and/or foreign laws, regulations or standards, affecting nutraceutical products or our methods of operation;

●	Access to available and reasonable financing on a timely basis;

●	The Company’s inability to generate enough revenues to meet its obligations or repay maturing indebtedness;

●	Failure of capital projects to operate as expected or meet expected results;

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

Results of Operations

The following tables present selected consolidated financial data for each of the periods indicated ($ in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
Net sales	$7,534	$9,691	$23,644	$25,261
Net sales decrease	(22.3)%		(6.4)%
Gross profit	$3,084	$4,798	$9,108	$11,792
Gross profit as % of net sales	40.9%	49.5%	38.5%	46.7%
Operating expenses	$2,788	$3,570	$9,146	$11,417
Operating expenses as % of net sales	37.0%	36.8%	38.7%	45.2%
Operating income (loss)	$296	$1,228	$(38)	$375
Operating income (loss) as % of net sales	3.9%	12.7%	(0.2)%	1.5%
Income tax expense	$457	$742	$139	$157
Net (loss) income	$(250)	$463	$(341)	$147

Net sales by product
Packaged sales
Astaxanthin packaged	$4,122	$5,445	$13,750	$13,375
Astaxanthin packaged sales (decrease) increase	(24.3)%		2.8%
Spirulina packaged	$2,125	$1,757	$5,450	$5,455
Spirulina packaged sales increase (decrease)	20.9%		(0.0)%
Total Packaged sales	$6,247	$7,202	$19,200	$18,830
Total Packaged sales (decrease) increase	(13.3)%		2.0%

Bulk sales
Astaxanthin bulk	$259	$1,862	$1,010	$3,321
Astaxanthin bulk sales decrease	(86.1)%		(69.6)%
Spirulina bulk	$1,028	$627	$3,434	$3,110
Spirulina bulk sales increase	64.0%		10.4%
Total Bulk sales	$1,287	$2,489	$4,444	$6,431
Total Bulk sales (decrease)	(48.3)%		(30.9)%

Comparison of the Three Months Ended December 31, 2015 and 2014

Net Sales The net sales decline of 22% for the quarter was driven by a 48% decrease in our bulk business and a 13% reduction in our packaged products. The decrease in packaged products included a 21% increase in sales of spirulina and a 24% decrease in sales of astaxanthin. 12% of the decrease in astaxanthin sales is due to a significant level of sales in transit from the second quarter of last year that were recognized as revenue in the third quarter. This did not occur in the current year, as shown in the Comparison of the Nine Months Ended December 31, 2015 and 2014. The remainder of the decrease is the result of our strategic initiatives to refocus our sales efforts on customer groups that offer higher margins. The 48% decrease in bulk sales included a 64% increase in spirulina sales and an 86% decrease in astaxanthin sales. The decrease in bulk astaxanthin sales is a result of lower inventory due to lower production in the first two quarters of fiscal 2016, coupled with higher demand for our packaged products. International sales represented 23% of net sales for the three months ended December 31, 2015 compared to 30% for the same period a year ago. Two customers accounted for 35% and 20% of total net sales for the three months ended December 31, 2015 and 2014, respectively.

Gross Profit Our gross profit percent of net sales decreased by 8.6 percentage points in the quarter. Gross profit was impacted by a 41% decrease in astaxanthin production in the second quarter of the current year when compared to the Company’s strong production in the second quarter of last year, which resulted in a higher cost per kilo of astaxanthin sold in the third quarter of this year. Due to the fact that we grow our raw material, production is often impacted by seasonal weather patterns, and this was the case in the first two quarters of fiscal 2016, as production was impacted by lower sunlight and an unusual level of mid-day cloud cover in Kona, HI as a result of the El Nino conditions we are experiencing. There were $21,000 of non-inventoriable costs in the third quarter of fiscal 2016. There were $196,000 of non-inventoriable costs in the third quarter of fiscal 2015. The decline in gross profit was also due to changes in our customer mix, which resulted in higher overall sales allowances and reduced gross profit by $265,000 in the three months ended December 31, 2015 compared with the same period in 2014.

Operating Expenses Operating expenses decreased by $782,000 for the third quarter compared to the same period in the preceding year.  Included in this is a decrease in general and administrative expenses of $498,000, or 27%, mainly from a $500,000decrease in legal costs due to matters that settled in the third quarter of the prior fiscal year. Sales and marketing expenses decreased $148,000, or 10%, mainly due to decreases in external commission and bank charges of $93,000 and $38,000 respectively.

Income Taxes We recorded income tax expense of $457,000 in the current quarter compared to income tax expense of $742,000 for the same period last year. Our effective tax rate was 220.8% for the current quarter and 61.6% for the same period last year. The effective tax rate in the current year differs from the statutory rate of 34% as a result of state taxes (net of federal benefit) and permanent differences, primarily employee stock option expenses that are not deductible for tax purposes.

 Comparison of the Nine Months Ended December 30, 2015 and 2014

Net Sales The net sales decrease of 6% for the first nine months of this year was driven by a 2% increase in sales of our packaged products. Within this growth, sales of packaged spirulina were flat and sales of packaged astaxanthin increased 3%. This low growth rate is the result of our efforts to target new distributors and wholesalers to improve margins through more profitable channels. Sales of our bulk products decreased by 31%, comprised of a 10% decrease in sales of bulk spirulina and a 70% decrease in sales of bulk astaxanthin. The decrease in bulk astaxanthin sales is a result of the lower production, coupled with higher demand for our packaged products. International sales represented 26% of net sales for the nine months ended December 31, 2015 compared to 28% for the same period a year ago. Two customers accounted for 28% and 21% of total net sales for the nine months ended December 31, 2015 and 2014, respectively.

Gross Profit Our gross profit percent of net sales decreased by 8.2 percentage points in the first nine months of this year. Gross profit was also impacted by a 26% decrease in astaxanthin production when compared to the strong performance in the first nine months of last year, which resulted in a higher cost per kilo sold. Additionally, gross profit was unfavorably impacted by $544,000 in non-inventoriable costs, including $395,000 related to start-up costs on our new extraction facility. Due to the fact that we grow our raw material, production is often impacted by seasonal weather patterns. This was the case in the first three quarters of fiscal 2016, as production was impacted by lower sunlight and an unusual level of mid-day cloud cover in Kona, HI. Gross profit in the first nine months of fiscal 2015 included non-inventoriable costs of $277,000. The decline in gross profit was also due to changes in our customer mix, which resulted in higher overall sales allowances and reduced gross profit by $1,100,000 in the nine months ended December 31, 2015 compared with the same period in 2014.

Operating Expenses Operating expenses decreased by $2,271,000 for the nine months ended December 31, 2015, compared to the same period last year.  Included in this is a decrease in general and administrative expenses of $2,720,000, or 40%, mainly due to a decrease in legal costs of $2,843,000 due to the settlement of matters in the third quarter of the prior fiscal year. Sales and marketing expenses increased $504,000, or 12%, due to an increase of $667,000 brand development costs and demonstration programs for our packaged products, offset by decreases in public relations consultants of $52,000, reduction in website expenses of $40,000 and a reduction of bank charges of $70,000.

 Income Taxes We recorded income tax expense of $139,000 for the first nine months of this year compared to an income tax expense of $157,000 for the same period last year. Our effective tax rate was (68.8%) for the first nine months compared to 51.6% for the same period last year. The effective tax rate in the current year differs from the statutory rate of 34% as a result of state taxes (net of federal benefit) and permanent differences, primarily employee stock option expenses that are not deductible for tax purposes.

Liquidity and Capital Resources

Cash Flows The following table summarizes our cash flows for the periods indicated ($ in thousands):

	Nine months ended December 31,
	2015	2014
Total cash (used in) provided by:
Operating activities	$1,105	$586
Investing activities	(3,547)	(2,377)
Financing activities	2,211	20

Decrease in cash and cash equivalents	$(231)	$(1,771)

Cash provided by operating activities increased $519,000 compared to the same period last year due primarily to a decrease in accounts receivable in the first nine months of this year compared to an increase in the prior year.

Cash used in investing activities in the current period includes capital expenditures of $4,033,000 for leasehold improvements and equipment acquisitions at our Kona facility compared to $3,184,000 during the same period last year. In the current year, $486,000 was funded by restricted cash and $2,407,000 in proceeds from a new term loan, compared to our use of $807,000 of restricted cash last year.

Cash provided by financing activities in the period consists of proceeds from a new term loan of $2,407,000 million, net loan costs, along with stock options exercised and principal payments on debt in the normal course of business.

Sources and Uses of Capital

At December 31, 2015, our working capital was $7.4 million, a decrease of $0.1 million compared to March 31, 2015. The decrease is due to a lower cash balance as a result of investments in equipment and leasehold improvements. Cash and cash equivalents at December 31, 2015 totaled $1,995,000, a decrease of $231,000 compared to March 31, 2015.

On July 30, 2015, the Company executed the 2015 Loan Agreement with a lender providing for $2,500,000 in aggregate credit facilities secured by substantially all the Company’s assets. The 2015 Loan is evidenced by a promissory note in the amount of $2,500,000 and partially guaranteed under the provisions of a USDA Rural Development Guarantee program. Proceeds of the 2015 Loan were used to pay off a $500,000 short term note payable that matured on September 18, 2015 and fund our capital projects related to increasing our astaxanthin production capacity.

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

 Management’s Report on Internal Control over Financial Reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control - Integrated Framework” (2013 Framework)., Management’s assessment identified a material weakness in internal control over financial reporting. Based on that assessment, management concluded that our internal control over financial reporting was not effective as of December 31, 2015.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2015, the Company determined the following control deficiency that constituted the material weakness:

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

Changes to Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended December 31, 2015 that, except as noted above, has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II.     OTHER INFORMATION

Item 1.    Legal Proceedings

From time to time the Company may become party to lawsuits and claims that arise in the ordinary course of business relating to employment, intellectual property, and other matters. There were no significant legal matters outstanding at December 31, 2015.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults upon Senior Securities

None.

Item 5.    Other Information

On February 11, 2016, the Company issued a press release announcing the Company’s financial condition and results of operations for the quarter ended December 31, 2015. A copy of the press release is furnished as Exhibit 99.1 to this Quarterly Report on Form 10-Q, and is incorporated herein by reference. The information contained in Exhibit 99.1 hereto shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and shall not be incorporated by reference into any filings made by the Company under the Securities Act of 1933, as amended, or the Exchange Act, except as may be expressly set forth by specific reference in such filing.

Item 6. Exhibits

a)     The following exhibits are furnished with this report:

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of February 11, 2016.

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of February 11, 2016.

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed as of February 11, 2016.

99.1	Press Release dated February 11, 2016

101

The following financial statements from Cyanotech Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYANOTECH CORPORATION
(Registrant)

February 11, 2016	By:	/s/ Brent D. Bailey
(Date)		Brent D. Bailey
President and Chief Executive Officer and Director

February 11, 2016	By:	/s/ Jole Deal
(Date)		Jole Deal
Vice President — Finance & Administration and CFO
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of February 11, 2016.

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of February 11, 2016.

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed as of February 11, 2016.

99.1	Press Release dated February 11, 2016

101

The following financial statements from Cyanotech Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements