Form 10-K
period 2016-03-31
CYANOTECH CORP
filed 2016-06-23
CIK 768408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2016

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
(Do not check if a smaller reporting company)

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐  Yes ☒  No

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant on September 30, 2015 was approximately $33,244,974 based on the closing sale price of the Common Stock on the NASDAQ Capital Market on that date.

Number of shares outstanding of Registrant’s Common Stock at June 23, 2016 was 5,648,264.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement for its 2016 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission on or prior to July 15, 2016 and to be used in connection with the Annual Meeting of Stockholders expected to be held on August 25, 2016, are incorporated by reference in Part III of this Form 10-K.

TABLE OF CONTENTS

Item

	PART I
	Discussion of Forward-Looking Statements	1
1.	Business	2
1A.	Risk Factors	7
2.	Properties	12
3.	Legal Proceedings	13

	PART II
5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	14
7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
8.	Financial Statements and Supplementary Data	23
9A	Controls and Procedures	41

	PART III
10.	Directors and Executive Officers of the Registrant	42
11.	Executive Compensation	42
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	42
13.	Certain Relationships and Related Transactions	42
14.	Principal Accountant Fees and Services	42

	PART IV
15.	Exhibits and Financial Statement Schedules and Exhibits	43
16.	Signatures	46

i

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

Our production of these products at the 90-acre facility on the Kona Coast of the island of Hawaii provides several benefits. We selected the Keahole Point location in order to take advantage of relatively consistent warm temperatures, sunshine and low levels of rainfall needed for optimal cultivation of microalgae. This location also offers us access to cold deep ocean water, drawn from an offshore depth of 2,000 feet, which we use in our Ocean-Chill Drying system to eliminate the oxidative damage caused by standard drying techniques and as a source of trace nutrients for microalgal cultures. The area is also designated a Biosecure Zone, with tight control of organisms allowed into the area and free of genetically modified organisms (GMO’s). We believe that our technology, systems, processes and favorable growing location generally permit year-round harvest of our microalgal products in a cost-effective manner.

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

The following table sets forth, for the three years ended March 31, 2016, the net sales contributed by each of our product lines (in thousands):

	Net Sales
	2016	2015	2014
Natural astaxanthin products:
BioAstin®	$19,829	$22,087	$19,056
Spirulina products:
Spirulina Pacifica®	12,011	11,722	9,122

Total	$31,840	$33,809	$28,178

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

BioAstin® is produced in two forms: a liquid lipid extract and gelcaps, both of which are sold in bulk quantities. BioAstin® gelcaps are also sold in packaged consumer form under the Nutrex Hawaii label as well as private label consumer packaged product. Over time, we have shifted our focus and resources on producing and marketing natural astaxanthin for the higher value packaged consumer market.

BioAstin® is GRAS (generally recognized as safe) as determined by the United States Food and Drug Administration. Our all natural BioAstin® is cultivated without the use of herbicides or pesticides, and is not genetically modified (non GMO). In fiscal 2012 we applied for a new dietary ingredient (NDI), with the United States Food and Drug Administration, providing for a daily dosage of 12mg of astaxanthin which was reviewed without comment.

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

All natural astaxanthin products undergo a prescribed set of microbiological food product tests to ensure safety and quality. We have historically used third party contract manufacturers for the extraction services and the production of gelcaps. However, beginning June 2015 we have the capability to perform the extraction process at our new extraction and warehouse facility in Kona, Hawaii. All third party contract manufacturers are audit inspected by our Quality Control Department and are required to comply with the Food and Drug Administration (FDA) Good Manufacturing Practices (GMP) regulations. The majority of these contract manufacturers hold independent third party GMP certifications.

BioAstin® is sold in liquid lipid form as a raw ingredient to dietary supplement manufacturers, health food formulators and cosmetic manufacturers, and BioAstin® gelcaps are sold in bulk quantities to distributors. BioAstin® gelcaps are also sold as a packaged consumer product through Nutrex Hawaii directly to natural product distributors, retailers and consumers. In 2007, we also introduced a line of BioAstin® based nutritional supplements, MDFormulas. MDFormulas combined the health benefits of BioAstin® with other proven nutrients with benefits for targeted applications such as skin, heart and joint health.

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

Our Spirulina Pacifica® products compete with a variety of vitamins, dietary supplements, other algal products and similar nutritional products available to consumers. The nutritional products category is highly competitive and includes international, national, regional and local producers and distributors, many of whom have greater resources than Cyanotech and many of whom offer a greater variety of products. Our direct competition in the spirulina market is currently from Dainippon Ink and Chemical Company’s Earthrise facility in California, Parry Nutraceuticals, a division of Murugappa Group of India and several farms in China. In addition, there are numerous other smaller farms throughout the world. We have experienced increased price competition due to the large number of spirulina suppliers as well as customers who generally treat these products as commodities with price being the major determining factor driving their purchasing decision. As one of the largest producers of spirulina, our challenge is to increase our market share among customers who seek the high-quality products we produce while concurrently adjusting our product mix to meet our revenue and profitability targets.

Major Customers

Two customers accounted for 19% and 11%, respectively, of our total net sales in the fiscal year ended March 31, 2016. One customer accounted for 13% of our total net sales in the fiscal year ended March 31, 2015. There were no customers with sales at or above 10% of our total net sales for the year ended March 31, 2014.

Research and Development

Our expertise for many years has been in the development of efficient, stable and cost-effective production systems for microalgal products. We have learned production levels from our systems may not be sustainable across periods of days, weeks, or even months. Accordingly, we typically investigate each specific microalgae identified in the scientific literature for potentially marketable products and for solutions to production stability and efficiency challenges, and then strive to develop the technology to grow such microalgae on a commercial scale or to incorporate procedures or technology to improve production stability and efficiency. Successful microalgal product developments and technical solutions are highly uncertain and dependent on numerous factors, many beyond our control. Products and solutions or improvements that appear promising in early phases of development may be found to be ineffective, may be uneconomical because of manufacturing costs or other factors, may be precluded from commercialization due to the proprietary rights of other companies, or may fail to receive necessary regulatory approvals. We had research and development expenditures of $633,000, $517,000 and $469,000 in fiscal years 2016, 2015 and 2014, respectively. We invested $80,000, $6,000 and $69,000 in scientific clinical trials during fiscal 2016, 2015 and 2014, respectively.

Patents, Trademarks and Licenses

We have been granted four United States patents: one on aspects of our production methods and three relating to usage of our BioAstin® products.

Our production method patent is directed to microalgae production technology, and expired in April 2016. Our patents relating to usage of our BioAstin® products are three utility patents on the use of astaxanthin, which will expire in December 2019, February 2020 and April 2020.

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

A requirement of the ITP is to provide insurance coverage for funding the project for the term of the ITP. Our insurance broker was unable to locate an underwriter who would provide such a bond. As permitted by law, the FWS waived this requirement recognizing that this HCP did not involve a significant capital expenditure. However, under Hawaii state law, no waiver provision is available. A new ITP was issued by the FWS on September 29, 2006 and by the State of Hawaii Division of Forestry and Wildlife (DOFAW) on October 13, 2006, both of which expired on March 17, 2016.

On March 14, 2016 the Company submitted an application for “Amendment and Extension to Cyanotech Corporation’s Habitat Conservation Plan and Incidental Take Permit” to FWS and DOFAW. The term of the requested extension is 19 years ending in 2035. The application is under review by the Federal and State Agencies and has not yet been granted. While we do not anticipate any significant problems in receiving the requested amendment and extension to the Company’s HCP/ITP because we have satisfied all conditions of past HCP’s/ITP’s and our operation is considered by the State of Hawaii as “low effect”, there can be no guarantees we will not encounter delays in receiving the requested amendment or that FWS and/or DOFAW will not impose additional requirements on us in connection with granting the requested amendment, which may impose additional costs on us .

Employees

As of March 31, 2016, we employed 123 people on a full-time basis. Of the total, 58 are involved in harvesting, production and quality, with the remainder in maintenance, shipping, sales, administration and support. None of our employees are subject to collective bargaining agreements. Management believes that its relations with employees are good.

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

We depend heavily on the unique abilities and knowledge of our officers and key personnel. If we are unable to recruit and retain key personnel, we may be unable to achieve our goals.

Our success depends, to a significant extent, upon the services of key personnel. For example, our interim Chief Executive Officer (who is also our founder and former Chief Scientific Officer) is our primary scientific resource, continuing to improve production and cultivation technology and to investigate new microalgal products. Our Chief Financial Officer has a unique understanding of our financial systems and needs. Our Vice President Operations has years of experience with the mechanical operation of the production facility and continues to improve our production process. Our Vice President Sales and Marketing has developed valuable personal relationships with domestic and foreign customers. Our Vice President of Quality and Regulatory Affairs has experience and knowledge of federal and state regulations governing our production processes and product representation essential to continuing compliance. The loss of any such personnel or the delay in the replacement of such personnel could significantly delay the achievement of our business objectives and could adversely affect our ability to do business or provide needed management. We are also in the process of searching for a permanent Chief Executive Officer. Attracting permanent skilled executives in Hawaii can be difficult due to limited local qualified applicants. If we are unable to attract qualified candidates, or if the search process takes longer than expected, it could adversely impact our business.

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

The loss of a major customer could result in a material reduction in our revenues and profitability.

Our top ten customers generated 58% and 55% of our net sales during fiscal 2016 and fiscal 2015, respectively. Accordingly, the loss of one or more of those customers or a substantial decrease in such customers' purchases from us could result in a material reduction in our revenues and profitability.

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

Our products are marketed in a number of countries around the world. For the year ended March 31, 2016, approximately 29% of our net sales were from sales to foreign customers. As a result, we are subject to a number of risks which include, but are not limited to:

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

We currently have three United States patents in force for use of our BioAstin® products. We regard our proprietary technology, trade secrets, trademarks and similar intellectual property as important and we rely on a combination of trade secret, contract, patent, copyright and trademark law to establish and protect our rights in our products and technology. However, there can be no assurance that we will be able to protect our technology adequately or that competitors will not be able to develop similar technology independently. In addition, the laws of certain foreign countries may not protect our intellectual property rights to the same extent as the laws of the United States. Litigation in the United States or abroad may be necessary to enforce our patent or other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. Such litigation, even if successful, could result in substantial costs and diversion of resources and could have a material adverse effect on our business, results of operations and financial condition. Additionally, if any such claims are asserted against us, we may seek to obtain a license under the third party’s intellectual property rights. There can be no assurance, however, that a license would be available on terms acceptable or favorable to us, if at all.

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

As of March 31, 2016, we had an accumulated deficit of approximately $13.9 million, primarily as a result of significant losses incurred during fiscal years ended March 31, 2016, 2008 and 2007 of $4.4 million, $1.1 million and $7.4 million, respectively. The 2007 loss included a non-cash impairment loss on equipment and leasehold improvements of $4.5 million. These account for approximately 90% of our accumulated deficit since our inception. Historically, we have relied upon cash from operations and financing activities to fund all of the cash requirements of our business. However, extended periods of net income do not assure positive cash flows. Future periods of net losses from operations could result in negative cash flow, and may hamper ongoing operations and prevent us from sustaining or expanding our business. We cannot assure you that we will sustain or increase profitability on a quarterly or annual basis in the future. If we do not achieve, sustain or increase profitability, our business will be adversely affected and our stock price may decline.

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

The price at which you purchase shares of our common stock may not be indicative of the price that will prevail later in the trading market. You may be unable to sell your shares of common stock at or above your purchase price, which may result in substantial losses to you. As of March 31, 2016, there were approximately 5.6 million shares of our common stock outstanding and stockholders holding at least 5% of our stock, individually or with affiliated persons or entities, collectively beneficially owned or controlled approximately 46% of such shares. Sales of large numbers of shares by any of our large stockholders could adversely affect our trading price, particularly given our relatively small historic trading volumes. If stockholders holding shares of our common stock sell, indicate an intention to sell, of if it is perceived that they will sell, substantial amounts of their common stock in the public market, the trading price of our common stock could decline. Moreover, if there is no active trading market of if the volume of trading is limited, holders of our common stock may have difficulty selling their shares.

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

Our principal facility and corporate headquarters is located at the Natural Energy Laboratory of Hawaii Authority (“NELHA”) at Keahole Point in Kailua-Kona, Hawaii. It encompasses approximately 90 fully developed acres containing microalgal cultivation ponds, processing facilities, research and quality control laboratories, and sales and administrative offices. The property is leased from the State of Hawaii under a 40-year commercial lease expiring in 2035. Our lessee interest in the NELHA lease is encumbered by a mortgage securing approximately $7.4 million of debt (see footnote 5 of the financial statements). If we were to require additional land for expansion, we believe that there is sufficient available land at NELHA, provided a revised NELHA lease can be negotiated with acceptable terms. Under the terms of the existing NELHA lease, we could be required to remove improvements at the end of the lease term. Based upon our analysis, we do not believe the projected cost for such removal to be reasonably estimable, or likely, given historical practices. However, conditions could change in the future. It is not possible to predict such changes or estimate any impact thereof. We also rent warehouse space near NELHA and in Ontario, California, and office space in Los Angeles, California.

Item 3.	Legal Proceedings

From time to time the Company may become party to lawsuits and claims that arise in the ordinary course of business relating to employment, intellectual property, and other matters. There were no significant legal matters outstanding at March 31, 2016.

On May 24, 2016, one of our shareholders, Meridian OHC Partners, LP, filed a complaint in the United States District Court, District of Nevada, entitled Meridian OHC Partners, LP vs. Cyanotech Corporation, Michael Davis and Rudolf Steiner Foundation (RSF), Inc. The complaint makes certain derivative claims on behalf of the Company, direct claims on behalf of Meridian, and alleges, among other things, (i) that there were deficiencies in the beneficial ownership reports of Mr. Davis, the Chairman of our Board of Directors, and RSF, one of our shareholders, including that Mr. Davis and RSF are an undisclosed group with respect to their shares of Company Common Stock, (ii) that Mr. Davis has failed to disclose control over his full voting power of the Company’s Common Stock in order to avoid triggering the State of Nevada’s “Acquisition of Controlling Interest” statutes, and (iii) that Mr. Davis has breached fiduciary duties to the Company. Meridian seeks declaratory and injunctive relief to reform this conduct, requests that the court award the Company the damages allegedly sustained as a result of the conduct, seeks relief directly against Mr. Davis and RSF and seeks other relief.

The Board of Directors of the Company has formed a Special Committee comprised of independent directors to investigate, review and analyze the Meridian allegations and provide its recommendations to the Board.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed and traded on the NASDAQ Capital Market under the symbol “CYAN”. The closing price of our common stock was $4.90 as of June 20, 2016. The approximate number of holders of record of our common stock was 1,000 as of June 20, 2016. The high and low selling prices as reported by NASDAQ were as follows:

Quarter Ended:	June 30	September 30	December 31	March 31
Fiscal 2016
Common stock price per share:
High	$10.25	$9.63	$6.08	$5.41
Low	$8.75	$5.73	$5.10	$3.89

Fiscal 2015
Common stock price per share:
High	$5.46	$4.88	$7.84	$9.00
Low	$4.41	$4.45	$4.51	$6.10

We are prohibited from declaring any common stock dividends without the prior written consent of a lender per the conditions of an existing term loan agreement with such lender. We have never declared or paid cash dividends on our common stock. We currently do not anticipate paying any cash dividends on common stock.

The following table sets forth the Company’s common shares authorized for issuance under equity compensation plans:

	Common shares to be issued upon exercise of options outstanding (in shares)	Weighted- average exercise price of outstanding options	Common shares available for future grant under equity compensation plans (in shares)
Equity compensation, plans approved by security holders	685,000	$4.65	314,241

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a world leader in the production of natural products derived from microalgae, with a core competency in cultivating and processing microalgae into high-value, high-quality natural products for the human nutrition market. We produce our algae in Hawaii and manufacture the finished products in Hawaii and California. Our products are marketed worldwide and are sold in bulk quantities to manufacturers, formulators and distributors in the health foods and nutritional supplements markets and as packaged consumer products to distributors, retailers and direct consumers. We generated 29%, 29% and 38% of our revenues outside of the United States during the years ended March 31, 2016, 2015 and 2014, respectively. Competing in a global marketplace, we are influenced by the general economic conditions of the countries in which our customers operate, including adherence to our customers’ local governmental regulations and requirements. Since all sales are made in U.S. currency, we have no material foreign exchange exposure.

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

We utilize several third-party contractors for encapsulation of our gelcaps and for the packaging of our finished Nutrex Hawaii products. Although these services are available from a limited number of sources, we believe that we have the ability to use other parties if any of the current contractors become unavailable.

In fiscal 2016, we completed a $2.5 million capacity expansion that includes new ponds and related infrastructure, as well as systems designed to protect the algae from environmental factors during its growth cycle.

Also in fiscal 2016, we commissioned the supercritical carbon dioxide extraction equipment that we purchased from ThyssenKrupp Industrial Solutions (USA), Inc. (“TKIS”), formerly Uhde Corporation of America, in an agreement dated September 12, 2012. We are now able to perform the process of extraction for our natural astaxanthin biomass in our new production and warehouse facility at our Kona, Hawaii location, from which we expect to benefit from cost savings and cycle time reduction.

Fiscal 2016 summary:

●

Net sales for the year were $31.8 million, a decrease of $2.0 million or 6% from the prior year, driven primarily by a 31% decrease in sales of bulk products, offset by a 4% increase in sales of our consumer products. Additionally, changes in our customer mix in the first three quarters of the year resulted in higher sales allowances on sales of packaged product, which negatively impacted revenue and gross profit by $0.9 million.

●

Fiscal 2016 pretax loss was $1.1 million compared to pretax income of $0.2 million in fiscal 2015. In addition to the $2.0 million reduction in sales, the decrease in pretax income was also driven by start-up costs on our extraction facility ($0.4 million), costs related to the Company’s separation with its former CEO as of March 31, 2016 ($0.6 million), and higher audit fees as a result of the delayed filing of our fiscal 2015 Annual Report on Form 10-K ($0.2 million).

●

In fiscal 2016, we recorded a valuation allowance of $3.6 million against our deferred tax assets, resulting in a net loss for the year of $4.4 million compared to a net loss of $0.02 million in fiscal 2015. While our long-term outlook remains positive, we felt that a valuation allowance was appropriate in light of our recent losses.

●

Cash from operating activities was $0.7 million, a decrease of $0.5 million from the prior year. The decrease was driven by a $2.1 million increase in inventories to replenish depleted safety stock levels, offset by a $1.3 million increase in accounts payable and accrued expenses. Cash and cash equivalents at March 31, 2016 decreased $1.0 million compared to last year due to the increased inventory levels and investments in capital expenditures offset by proceeds from financing. Working capital decreased 13% to $6.5 million at March 31, 2016 from $7.5 million a year ago, mainly due to the reduction in cash.

Results of Operations for the 2016, 2015 and 2014 Fiscal Years

The following tables present selected consolidated financial data for each of the past three fiscal years ($ in thousands):

Consolidated Performance Summary	2016	2015	2014
Net sales	$31,840	$33,809	$28,178
Net sales increase	(5.8)%	20.0%	2.6%
Gross profit	$11,866	$14,466	$11,189
Gross profit as % of net sales	37.3%	42.8%	39.7%
Operating expenses	$12,651	$14,144	$11,399
Operating expenses as % of net sales	39.7%	41.8%	40.5%
Operating (loss) income	$(785)	$322	$(210)
Operating (loss) income as % of net sales	(2.5)%	1.0%	(0.7)%
Income tax expense	$(3,328)	$(253)	$(92)
Net loss	$(4,395)	$(24)	$(420)

Net sales by product	2016	2015	2014
Packaged sales
Astaxanthin packaged	$18,347	$17,579	$11,663
Astaxanthin packaged sales increase	4.4%	50.7%	65.4%
Spirulina packaged	$7,282	$7,192	$5,562
Spirulina packaged sales increase	1.3%	29.3%	7.9%
Total Packaged sales	$25,629	$24, 771	$17,225
Total Packaged sales increase	3.5%	43.8%	41.1%

Bulk sales
Astaxanthin bulk	$1,482	$4,508	$7,393
Astaxanthin bulk sales (decrease) increase	(67.1)%	(39.0)%	(36.1)%
Spirulina bulk	$4,729	$4,530	$3,560
Spirulina bulk sales increase (decrease)	4.4%	27.2%	(3.4)%
Total Bulk sales	$6,211	$9,038	$10,953
Total Bulk sales (decrease)	(31.3)%	(17.5)%	(28.2)%

Fiscal 2016 results compared with Fiscal 2015

Net Sales The net sales decline of 5.8% in fiscal 2016 was driven primarily by a reduction of bulk astaxanthin sales due to lower production. Sales of our spirulina products grew 2.5%, driven by a 4.4% increase in bulk sales and a 1.3% increase in packaged sales. Our astaxanthin sales decreased 10.2% from the prior year, driven by a 67.1% decrease in bulk sales, offset by a 4.4% increase in packaged sales. Both spirulina and astaxanthin are sold in consumer packaged goods distributed primarily in the U.S. and in bulk form for use worldwide and we will continue to focus on growing the market for our high quality, higher margin consumer products by emphasizing the higher nutritional content of our Hawaiian spirulina and the benefits of our natural astaxanthin over synthetics; however, increased competition may result in the decline of margins in the future. Two customers accounted for 30% of our total revenue in fiscal 2016, compared to one customer who accounted for 13% of revenue in fiscal 2015.

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

Gross Profit Our gross profit percent of net sales decreased by 5.5 percentage points compared to fiscal 2015. Gross profit was impacted by a 14% decrease in astaxanthin production, which resulted in a higher cost per kilo of astaxanthin sold during the year. Our production was impacted by lower sunlight and an unusual level of mid-day cloud cover in Kona, HI in the first two quarters of fiscal 2016 as a result of the El Nino conditions we experienced. We incurred $0.5 million of non-inventoriable costs during fiscal 2016, including $0.4 million related to start-up costs of our new extraction facility. In fiscal 2015, we incurred $0.2 of non-inventoriable costs. The decline in gross profit was also due to changes in our customer mix in the first three quarters of the year, which resulted in higher overall sales allowances and reduced gross profit by $0.9 or 3.6 percentage points during fiscal 2016 compared with fiscal 2015.

Operating Expenses Operating expenses decreased by $1.5 million, or 11%, in fiscal 2016 and decreased as a percentage of net sales by 2.1%.   General and Administrative expenses decreased $2.1 million, or 26%, due to a decrease in legal fees of $2.5 million related to matters that were settled in the third quarter of fiscal 2015, offset by higher salaries and benefits ($0.2 million) and costs related to the Company’s separation with its former CEO as of March 31, 2106 ($0.5 million).  Sales and Marketing expenses increased $0.6 million, or 10%, as a result of the expansion of our distribution of consumer products. A major component of this increase is product demonstration costs which are up by $0.9 million, offset by a decrease of $0.3 million in advertising and promotion costs. Research and development expenses increased $0.1 million, or 22%, due to an increase in salaries and benefits.

Other Expense Other expense is comprised primarily of interest expense on term loans, amortization of debt issuance costs and interest on other financing agreements, offset by a nominal amount of interest earned and miscellaneous sales.

Income Taxes For fiscal 2016 we recorded a valuation allowance of $3.6 million against our remaining deferred tax asset, resulting in an income tax expense of $3.3 million and an effective tax rate of (312%). In fiscal 2015, income tax expense was $0.3 million, an effective tax rate of 111%.

Fiscal 2015 results compared with Fiscal 2014

Net Sales The net sales growth of 20.0% in fiscal 2015 was driven by increased demand for both spirulina and BioAstin® astaxanthin, fueled by ongoing marketing efforts to expand consumer awareness on the health benefits of both. Our spirulina products benefited from marketing efforts focused on promoting its health benefits and experienced 28.5% growth, driven by a 27.2% increase in bulk sales and a 29.3% increase in packaged sales. Our astaxanthin sales increased 15.9% over the prior year, driven by a 50.7% increase in packaged sales, offset by a 39.0% decrease in bulk sales. This reduction in bulk sales was the result of higher demand for packaged products in mass retail channels and lower astaxanthin production in the third and fourth quarters which affected the supply available for bulk sales. Both spirulina and astaxanthin are sold in consumer packaged goods distributed primarily in the U.S. and in bulk form for use worldwide.

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

Operating Expenses Operating expenses increased by $2.7 million, or 24%, in fiscal 2015 and increased as a percentage of net sales by 1.3%.   General and Administrative expenses increased $1.4 million, or 23%, due to an increase in legal fees of $1.1 million related to matters that were settled in the third quarter of fiscal 2015, an increase in compensation costs related to salaries and benefits for new hires and transfers of $0.1 million and the accrual of a management bonus of $0.2 million.  Sales and Marketing expenses increased $1.2 million, or 27%, as a result of the expansion of our distribution of consumer products. Major components of these costs are a $0.5 million increase in advertising and promotion, $0.2 million in bank charges and outside commission related to sales volume increases and $0.2 million increase in compensation costs related to salary adjustments, benefits and new hires. Research and development expenses increased $0.04 million, or 10%.

Other Expense Other expense is comprised primarily of interest expense on term loans, amortization of debt issuance costs and interest on other financing agreements, offset by a nominal amount of interest earned and miscellaneous sales.

Income Taxes For fiscal 2015 we recorded income tax expense of $253,000, representing an effective tax rate of 111%, compared with income tax expense of $92,000 in 2014. Our effective tax rate was 28% for the fiscal year ended March 31, 2014 due to the low pretax income and permanent book to tax difference related to stock option compensation.

Liquidity and Capital Resources

Sources of Liquidity As of March 31, 2016, we had $6.5 million in working capital, compared to $7.5 million at March 31, 2015.

On May 27, 2016, we executed a short-term loan agreement with First Foundation Bank in the amount of $0.6 million, with an interest rate of 5.5%, to be repaid by December 3, 2016. Funds generated by operating activities and available cash and cash equivalents continue to be our most significant sources of liquidity for working capital requirements and for funding of maintenance levels of capital equipment, leasehold improvements and system upgrades. Based upon our current operating plan, analysis of our consolidated financial position and projected future results of operations, we believe that our operating cash flows and existing cash balances will be sufficient to finance current operating requirements and meet debt service and planned capital expenditures, for the next 12 months. We use estimates of future financial results including projected revenue, fund expenses, borrowings, and capital expenditures in reaching our conclusions. Such estimates are subject to change based on future results and such change could cause future results to vary significantly from expected results presented in this Form 10-K. Any significant investments in capital equipment related to capacity expansion may not be able to be funded from operating activities and available cash, and may require additional debt or equity funding.

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

Contractual Obligations

The following table presents our contractual obligations at March 31, 2016 (in thousands):

	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years	Total
Term Loans(1)	$504	$1,092	$1,225	$4,586	$7,407
Capital Leases	69	119	73	—	261
Interest payments(2)	417	729	584	1,391	3,121
Operating Leases(3)	614	1,220	1,154	4,820	7,808
Purchase obligations(4)	896	—	—	—	896
Total	$2,500	$3,160	$3,036	$10,797	$19,493

Note: For additional information refer to Note 5, Long-Term Debt and Note 6, Leases in the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

(1)	Includes term loans with a balance of $7,403,000 as of March 31, 2016, secured by substantially all of the assets of the Company.

(2)	Interest calculated from loan amortization using current rates.

(3)	Operating lease obligations do not include percentage rent, property taxes and payments for common area maintenance.

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

Cash Flows The following table summarizes our cash flows from operating, investing and financing activities for each of the past three fiscal years ($ in thousands):

	2016	2015	2014
Total cash is provided by (used in):
Operating activities	$745	$1,208	$2,149
Investing activities	(3,817)	(3,297)	(2,125)
Financing activities	2,086	3	(76)

Decrease in cash and cash equivalents	$(986)	$(2,086)	$(52)

The decrease in cash provided by operating activities from $1.2 million in fiscal 2015 to $0.7 million in fiscal 2016 is due primarily to higher increases in inventories and accounts payable. The decrease in cash provided by operating activities from $2.1 million in fiscal 2014 to $1.2 million in fiscal 2015 was due to a higher increase in receivables offset by a lower increase in inventory.

Net cash used in investing activities increased $0.5 million in fiscal 2016 compared to fiscal 2015 due primarily to higher self-funded capital expenditures over and above the use of the remaining restricted cash provided for the completion of our new extraction and warehouse facility. Net cash used in investing activities increased in fiscal 2015 compared to fiscal 2014 due to the use of restricted cash for equipment and leasehold improvements, as well as the construction of a new office facility at the Kona headquarters.

Cash used in financing activities during fiscal 2016 included proceeds from long-term debt to fund our $2.5 million capacity expansion. Cash used in financing activities in fiscal 2015 and 2014 consist mainly of the proceeds from stock option exercises and the servicing of debt acquired during fiscal 2013.

Effect of Recently Issued Accounting Standards and Estimates

In March 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU No. 2016-09”). This ASU makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation, and the financial statement presentation of excess tax benefits or deficiencies. ASU No. 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. The standard is effective for interim periods beginning after December 15, 2016, with early adoption permitted. The Company expects to adopt this guidance when effective and is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU No. 2016-02”). The principle objective of ASU No. 2016-02 is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet. ASU No. 2016-02 continues to retain a distinction between finance and operating leases but requires lessees to recognize a right-of-use asset representing its right to use the underlying asset for the lease term and a corresponding lease liability on the balance sheet for all leases with terms greater than twelve months. ASU No. 2016-02 is effective for fiscal years and interim periods beginning after December 15, 2018. Early adoption of ASU No. 2016-02 is permitted. The Company is currently assessing the impact this standard may have on its consolidated financial statements and the related disclosures.

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes”. This guidance simplifies the presentation of deferred income taxes and requires that deferred tax assets and liabilities be classified as noncurrent in the classified statement of financial position. This guidance is effective for the Company as of March 31, 2018 and is not expected to have a material impact on the consolidated financial statements as the guidance only changes the classification of deferred income taxes.

In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date”, which defers the effective date of ASU 2014-09 by one year to December 15, 2017 for interim and annual reporting periods beginning after that date and permitted early adoption of the standard, but not before the original effective date The Company expects to adopt this guidance when effective and is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

In July 2015, the FASB issued ASU No. 2015-11,” Inventory: Simplifying the Measurement of Inventory”, that requires inventory not measured using either the last in, first out (LIFO) or the retail inventory method to be measured at the lower of cost and net realizable value.  Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable cost of completion, disposal, and transportation.  The new standard will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, and will be applied prospectively.  Early adoption is permitted.  The Company is evaluating the impact that this standard will have on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs,” which requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the debt liability rather than as an asset. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted. Upon adoption, an entity must apply the new guidance retrospectively to all prior periods presented in the financial statements, and must provide certain disclosures about the change in accounting principle, including the nature of and reason for the change, the transition method, a description of the prior-period information that has been retrospectively adjusted and the effect of the change on the financial statement line items (that is, debt issuance cost asset and the debt liability). The implementation of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

Management reviews inventory levels, inventory turnover, product age and product marketability quarterly to evaluate recoverability and determine if a reserve for inventory is deemed necessary. At March 31, 2016 an inventory reserve in the amount of $8,000 has been recorded, compared to $4,000 as of March 31, 2015.

Equipment and leasehold improvements - Equipment and leasehold improvements are reported at cost less accumulated depreciation and amortization. Self-constructed leasehold improvements include design, construction and supervision costs. These costs are recorded in construction in progress and are transferred to equipment and leasehold improvements when construction is completed and the facilities are placed in service. Long-lived assets, such as property, plant and equipment and purchased intangibles subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized to the extent that the carrying amount exceeds the asset’s fair value. We have not recognized any impairment of long lived assets as of March 31, 2016 or 2015.

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

Our judgment is required in determining any valuation allowance recorded against deferred tax assets, specifically net operating loss carryforwards, tax credit carryforwards and deductible temporary differences that may reduce taxable income in future periods. In assessing the need for a valuation allowance, we consider all available evidence including past operating results, estimates of future taxable income and tax planning opportunities. In the event we change our determination as to the amount of deferred tax assets that can be realized, we will adjust our valuation allowance with a corresponding impact to income tax expense in the period in which such determination is made.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We do not enter into any transactions using derivative financial instruments or derivative commodity instruments and believe that our exposure to market risk associated with other financial instruments is not material.

We have two term loans with interest rates that adjust quarterly based on the prime rate. As such, we are exposed to the interest rate risk whereby a 1% increase in the prime rate would lead to an increase of approximately $74,000 in interest expense for the year ending March 31, 2017 (based on March 31, 2016 amounts outstanding).

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Cyanotech Corporation

We have audited the accompanying consolidated balance sheets of Cyanotech Corporation (a Nevada corporation) and subsidiary (the “Company”) as of March 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2016. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cyanotech Corporation and subsidiary as of March 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

Irvine, California

June 23, 2016

CYANOTECH CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

March 31,

	2016	2015
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$1,240	$2,226
Accounts receivable, net of allowance for doubtful accounts of $136 in 2016 and $6 in 2015	2,983	3,258
Inventories, net	7,856	5,678
Deferred tax assets	74	315
Prepaid expenses and other current assets	502	317
Total current assets	12,655	11,794
Equipment and leasehold improvements, net	17,796	14,754
Restricted cash	—	486
Deferred tax assets	—	3,035
Other assets	696	846
Total assets	$31,147	$30,915

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$574	$234
Customer deposits	117	31
Accounts payable	4,000	2,926
Accrued expenses	1,430	1,124
Total current liabilities	6,121	4,315
Long-term debt, less current maturities	7,094	5,109
Deferred tax liabilities	74	—
Deferred rent	30	8
Total liabilities	13,319	9,432
Commitments and contingencies
Stockholders’ equity:
Preferred stock of $0.01 par value, authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock of $0.02 par value, authorized 50,000,000 shares; issued and outstanding 5,599,797 shares at March 31, 2016 and 5,564,799 shares at March 31, 2015	112	111
Additional paid-in capital	31,585	30,846
Accumulated deficit	(13,869)	(9,474)
Total stockholders’ equity	17,828	21,483
Total liabilities and stockholders’ equity	$31,147	$30,915

See accompanying notes to consolidated financial statements

CYANOTECH CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

Year ended March 31,

	2016	2015	2014
	(in thousands, except per share data)

Net sales	$31,840	$33,809	$28,178
Cost of sales	19,974	19,343	16,989
Gross profit	11,866	14,466	11,189
Operating expenses:
General and administrative	5,785	7,864	6,415
Sales and marketing	6,222	5,667	4,469
Research and development	633	517	469
Loss on sale or disposal of assets	11	96	46
Total operating expense	12,651	14,144	11,399
(Loss) income from operations	(785)	322	(210)
Other expense:
Interest expense, net	(282)	(93)	(118)
Total other expense, net	(282)	(93)	(118)
Income before income tax expense	(1,067)	229	(328)
Income tax expense	(3,328)	(253)	(92)
Net loss	$(4,395)	$(24)	$(420)
Net loss per share:
Basic and diluted	$(0.79)	$(0.00)	$(0.08)
Shares used in calculation of net loss per share:
Basic and diluted	5,581	5,517	5,478

See accompanying notes to consolidated financial statements

CYANOTECH CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended March 31, 2016, 2015 and 2014

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	(in thousands, except per share data)

Balances at March 31, 2013	5,463,938	$109	$29,077	$(9,030)	$20,156
Issuances of common stock for Director Stock Grants	9,000	1	50	—	51
Issuance of common stock for exercise of stock options for cash	15,100	—	36	—	36
Compensation expense related to stock options	—	—	728	—	728
Net loss	—	—	—	(420)	(420)
Balances at March 31, 2014	5,488,038	110	29,891	(9,450)	20,551
Issuances of common stock for Director Stock Grants	16,561	—	78	—	78
Issuance of common stock for exercise of stock options for cash	60,200	1	214	—	215
Compensation expense related to stock options	—	—	663	—	663
Net loss	—	—	—	(24)	(24)
Balances at March 31, 2015	5,564,799	111	30,846	(9,474)	21,483
Issuances of common stock for Director Stock Grants	13,198	—	78	—	78
Issuance of common stock for exercise of stock options for cash	21,800	1	74	—	75
Compensation expense related to stock options	—	—	587	—	587
Net loss	—	—	—	(4,395)	(4,395)
Balances at March 31, 2016	5,599,797	$112	$31,585	$(13,869)	$17,828

See accompanying notes to consolidated financial statements

CYANOTECH CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended March 31,

	2016	2015	2014
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,395)	$(24)	$(420)
Adjustments to reconcile net loss to cash provided by operating activities:
Loss on sale or disposal of assets	11	96	46
Depreciation and amortization	1,520	1,243	1,086
Amortization of debt issue costs and other assets	57	56	43
Share based compensation expense	665	741	770
Provision for allowance for doubtful accounts	130	—	—
Deferred income tax expense	3,350	163	68
Net (increase) decrease in assets:
Accounts receivable	145	(882)	1,132
Inventories	(2,149)	(337)	(1,513)
Prepaid expenses and other assets	(39)	22	(249)
Net increase (decrease) in liabilities:
Customer deposits	86	1	(3)
Accounts payable	1,036	(219)	1,332
Accrued expenses	306	348	(130)
Deferred rent	22	—	(13)
Net cash provided by operating activities	745	1,208	2,149

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in equipment and leasehold improvements	(4,303)	(4,179)	(4,117)
Proceeds from restricted cash	486	882	1,992
Net cash used in investing activities	(3,817)	(3,297)	(2,125)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short term notes payable	500	—	—
Payment of short term notes payable	(500)	—	—
Proceeds from long-term debt, net of costs	2,407	—	—
Payments on capitalized leases	(44)	(2)	—
Principal payments on long-term debt	(352)	(210)	(116)
Proceeds from issuance of common stock and exercise of stock options	75	215	40
Net cash provided by (used in) financing activities	2,086	3	(76)
Net decrease in cash and cash equivalents	(986)	(2,086)	(52)
Cash and cash equivalents at beginning of year	2,226	4,312	4,364
Cash and cash equivalents at end of year	$1,240	$2,226	$4,312

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$362	$294	$259
Income taxes	$47	$8	$132

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

Concentration of Credit Risk

The Company maintains its cash accounts with several banks located in Hawaii. The total cash balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per bank. The Company had cash balances at March 31, 2016 that exceeded the balance insured by the FDIC by $979,000. Two customers accounted for 19% and 11%, respectively, of total net sales in the fiscal year ended March 31, 2016. Two customers accounted for 44% of accounts receivable at March 31, 2016. One customer accounted for 13% of revenue for the fiscal year ended March 31, 2015. Two customers each accounted for 10% or more of accounts receivable at March 31, 2015. Our top ten customers generated 58% and 55% of our net sales during fiscal 2016 and fiscal 2015, respectively.

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

Management provides a reserve against inventory for known or expected inventory obsolescence. The reserve is determined by specific review of inventory items for product age and quality which may affect salability. At March 31, 2016 and 2015, the inventory reserve was $8,000 and $4,000, respectively.

The Company recognizes abnormal production costs, including fixed cost variances from normal production capacity, as an expense in the period incurred. Abnormal amounts of freight, handling costs and wasted material (spoilage) are recognized as current period charges and fixed production overhead costs are allocated to inventory based on the normal capacity of production facilities. Normal capacity is defined as “the production expected to be achieved over a number of periods or seasons under normal circumstances, taking into account the loss of capacity resulting from planned maintenance.” The Company expensed abnormal production costs of $395,000, $639,000 and $306,000 to cost of sales for the fiscal years ended March 31, 2016, 2015 and 2014, respectively. Non-inventoriable fixed costs were $149,000, $182,000 and $91,000 for the fiscal years ended March 31, 2016, 2015 and 2014, respectively, and have been classified in cost of sales.

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

Capital project costs are accumulated in construction-in-progress until completed, at which time the costs are transferred to the relevant asset and commence depreciation. Repairs and Maintenance costs are expensed in the period incurred. Repairs and maintenance that significantly increase the useful life or value of the asset are capitalized and depreciated over the remaining life of the asset. The Company capitalizes interest cost incurred on funds used to construct property, plant, and equipment. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life. Interest cost capitalized was $173,000, $228,000 and $199,000 for the fiscal years ended March 31, 2016, 2015 and 2014, respectively.

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

Accounting for Asset Retirement Obligations

Management evaluates quarterly the potential liability for asset retirement obligations under the Company’s lease for its principal facility and corporate headquarters. No liability has been recognized as of March 31, 2016 and 2015 (see Note 6).

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

Advertising

Advertising costs are expensed as incurred. Total advertising expense for the years ended March 31, 2016, 2015 and 2014 was $942,000, $1,082,000 and $1,126,000, respectively.

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

Judgment is required in determining any valuation allowance recorded against deferred tax assets, specifically net operating loss carryforwards, tax credit carryforwards and deductible temporary differences that may reduce taxable income in future periods. In assessing the need for a valuation allowance, we consider all available evidence including past operating results, estimates of future taxable income and tax planning opportunities. In the event we change our determination as to the amount of deferred tax assets that can be realized, we will adjust our valuation allowance with a corresponding impact to income tax expense in the period in which such determination is made.

In evaluating a tax position for recognition, management evaluates whether it is more-likely-than-not that a position will be sustained upon examination, including resolution of related appeals or litigation processes, based on the technical merits of the position. If the tax position meets the more-likely-than-not recognition threshold, the tax position is measured and recognized in the Company’s financial statements as the largest amount of tax benefit that, in management’s judgment, is greater than 50% likely of being realized upon settlement. As of March 31, 2016 and 2015, there was no significant liability for income tax associated with unrecognized tax benefits.

The Company recognizes accrued interest related to unrecognized tax benefits as well as any related penalties in interest expense in its condensed consolidated statements of operations. As of the date of adoption and during the years ended March 31, 2016, and 2015, there was no accrual for the payment of interest and penalties related to uncertain tax positions.

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

Per Share Amounts

Basic earnings per common share is calculated by dividing net income for the year by the weighted average number of common shares outstanding during the year. Diluted earnings per common share is calculated by dividing net income for the year by the sum of the weighted average number of common shares outstanding during the year plus the number of potentially dilutive common shares (“dilutive securities”) that were outstanding during the year. Dilutive securities include options granted pursuant to the Company’s stock option plans, potential shares related to the Employee Stock Purchase Plan and Restricted Stock grants to employees and non-employees. Dilutive securities related to the Company’s stock option plans are included in the calculation of diluted earnings per common share using the treasury stock method. Potentially dilutive securities are excluded from the computation of earnings per share in periods in which a net loss is reported, as their effect would be antidilutive. A reconciliation of the numerators and denominators of the basic and diluted earnings per common share calculations for the years ended March 31, 2016, 2015 and 2014 is presented in Note 10.

New Accounting Pronouncements

In March 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU No. 2016-09”). This ASU makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation, and the financial statement presentation of excess tax benefits or deficiencies. ASU No. 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. The standard is effective for interim periods beginning after December 15, 2016, with early adoption permitted. The Company expects to adopt this guidance when effective and is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU No. 2016-02”). The principle objective of ASU No. 2016-02 is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet. ASU No. 2016-02 continues to retain a distinction between finance and operating leases but requires lessees to recognize a right-of-use asset representing its right to use the underlying asset for the lease term and a corresponding lease liability on the balance sheet for all leases with terms greater than twelve months. ASU No. 2016-02 is effective for fiscal years and interim periods beginning after December 15, 2018. Early adoption of ASU No. 2016-02 is permitted. The Company is currently assessing the impact this standard may have on its consolidated financial statements and the related disclosures.

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes”. This guidance simplifies the presentation of deferred income taxes and requires that deferred tax assets and liabilities be classified as noncurrent in the classified statement of financial position. This guidance is effective for the Company as of March 31, 2018 and is not expected to have a material impact on the consolidated financial statements as the guidance only changes the classification of deferred income taxes.

In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date”, which defers the effective date of ASU 2014-09 by one year to December 15, 2017 for interim and annual reporting periods beginning after that date and permitted early adoption of the standard, but not before the original effective date The Company expects to adopt this guidance when effective and is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

In July 2015, the FASB issued ASU No. 2015-11,” Inventory: Simplifying the Measurement of Inventory”, that requires inventory not measured using either the last in, first out (LIFO) or the retail inventory method to be measured at the lower of cost and net realizable value.  Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable cost of completion, disposal, and transportation.  The new standard will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, and will be applied prospectively.  Early adoption is permitted.  The Company is evaluating the impact that this standard will have on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs,” which requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the debt liability rather than as an asset. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted. Upon adoption, an entity must apply the new guidance retrospectively to all prior periods presented in the financial statements, and must provide certain disclosures about the change in accounting principle, including the nature of and reason for the change, the transition method, a description of the prior-period information that has been retrospectively adjusted and the effect of the change on the financial statement line items (that is, debt issuance cost asset and the debt liability). The implementation of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

Note 2 Inventories, net

Inventories consist of the following as of March 31, 2016 and 2015:

	2016	2015
	(in thousands)
Raw materials	$375	$931
Work in process	3,782	1,509
Finished goods(1)	3,543	2,895
Supplies	156	343
	$7,856	$5,678

(1)	Net of reserve for obsolescence of $8,000 and $4,000 at March 31, 2016 and 2015, respectively.

Note 3 Equipment and Leasehold Improvements, net

Equipment and leasehold improvements consists of the following as of March 31, 2016 and 2015:

	2016	2015
	(in thousands)
Equipment(1)	$17,040	$9,782
Leasehold improvements	13,797	10,216
Furniture and fixtures	354	298
	31,191	20,296
Less accumulated depreciation and amortization	(14,067)	(12,549)
Construction in-progress	672	7,007
	$17,796	$14,754

(1)	Includes $314,000 of equipment under capital lease at March 31, 2016, with accumulated amortization of $41,000.

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. No such event occurred during the fiscal years ended March 31, 2016, 2015 and 2014. The Company recognized a loss on disposal of equipment and leasehold improvements in the amount of $11,000, $96,000 and $46,000 in fiscal 2016, 2015 and 2014 respectively. Depreciation and amortization expense was $1,546,000, $1,270,000 and $1,086,000 for the years ended March 31, 2016, 2015 and 2014, respectively.

The Company has capitalized interest in the amount of $173,000, $228,000 and $199,000 for the fiscal years ended March 31, 2016, 2015 and 2014, respectively.

Note 4 Accrued Expenses

Components of accrued expenses as of March 31, 2016 and 2015 are as follows:

	2016	2015
	(in thousands)
Wages, commissions, bonus and profit sharing	$972	$930
Use tax	140	—
Customer rebates	74	74
Rent and utilities	49	118
Other accrued expenses	195	2
	$1,430	$1,124

Note 5 Long-Term Debt

Long-term debt consists of the following as of March 31, 2016 and 2015 as follows:

	2016	2015
	(in thousands)
Long-term debt	$7,668	$5,343
Less current maturities	(574)	(234)
Long-term debt, excluding current maturities	$7,094	$5,109

Term Loans

The Company executed a loan agreement with a lender providing for $2,500,000 in aggregate credit facilities (the “2015 Loan”) secured by substantially all the Company’s assets, pursuant to a Term Loan Agreement dated July 30, 2015 (the “2015 Loan Agreement”). The 2015 Loan Agreement is evidenced by a promissory note in the amount of $2,500,000, the repayment of which is partially guaranteed under the provisions of a United States Department of Agriculture (“USDA”) Rural Development Guarantee program. The proceeds of the 2015 Loan were used to pay off a $500,000 short term note payable that matured on September 18, 2015, acquire new processing equipment and leasehold improvements at the Company’s Kona, Hawaii facility.

The provisions of the 2015 Loan require the payment of principal and interest until its maturity on September 1, 2022, the obligation fully amortizes over seven (7) years. Interest on the 2015 Loan accrues on the outstanding principal balance at an annual variable rate equal to the published Wall Street Journal prime rate (3.50% at March 31, 2016) plus 2.0% and is adjustable on the first day of each calendar quarter and fixed for that quarter. At no time shall the annual interest rate be less than 6.00%. The 2015 Loan has a prepayment penalty of 5% for any prepayment made prior to the first anniversary of the date of the 2015 Loan Agreement, which penalty is reduced by 1% each year thereafter until the fifth anniversary of such date, after which there is no prepayment penalty. The balance under the 2015 Loan was $2,354,000 at March 31, 2016.

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

The Company executed a loan agreement with a lender providing for $5,500,000 in aggregate credit facilities (the “Loan”) secured by substantially all the Company’s assets, including a mortgage on the Company's interest in its lease at the National Energy Laboratory of Hawaii Authority, pursuant to a Term Loan Agreement dated August 14, 2012 (the “Loan Agreement”). The Loan Agreement is evidenced by promissory notes in the amounts of $2,250,000 and $3,250,000, the repayment of which is partially guaranteed under the provisions of a USDA Rural Development Guarantee. The proceeds of the Loan have been used to acquire new processing equipment and leasehold improvements at its Kona, Hawaii facility.

The provisions of the Loan required the payment of interest only for the first 12 months of the term; thereafter, and until its maturity on August 14, 2032, the obligation fully amortizes over nineteen (19) years. Interest on the Loan accrues on the outstanding principal balance at an annual variable rate equal to the published Wall Street Journal prime rate (3.50% at March 31, 2016) plus 1.0% and is adjustable on the first day of each calendar quarter and fixed for that quarter. At no time shall the annual interest rate be less than 5.50%. The Loan has a prepayment penalty of 5% for any prepayment made prior to the first anniversary of the date of the Loan Agreement, which penalty is reduced by 1% each year thereafter until the fifth anniversary of such date, after which there is no prepayment penalty. The balance under this Loan was $5,049,000 and $5,236,000 at March 31, 2016 and 2015, respectively. Proceeds from the Loan were classified as restricted cash until drawn upon to acquire new processing equipment and leasehold improvements.

The Loan included a one-time origination and guaranty fees totaling $214,500 and an annual renewal fee payable in the amount of 0.25% of the USDA guaranteed portion of the outstanding principal balance as of December 31 of each year, beginning December 31, 2012. The USDA has guaranteed 80% of all amounts owing under the Loan. The Company is subject to financial covenants and customary affirmative and negative covenants.

The Company’s current ratio of 1.97 fell short of the bank’s requirement of 2.10; however, the Company has received a letter from its bank stating they found the Company to be in compliance with this and all other financial covenants as of March 31, 2016 and does not consider this shortfall to be a default under the Loan Agreements.

On May 27, 2016, we executed a short-term loan agreement with First Foundation Bank in the amount of $600,000, with an interest rate of 5.5%, to be repaid by December 3, 2016.

Capital Leases

In February 2016, the Company executed a capital lease agreement with Bank of the West providing for $51,000 in equipment, secured by the equipment financed. The capital lease matures in March 2021 and is payable in 60 equal monthly payments. The interest rate under this capital lease is 4.18%. The balance under this lease was $50,000 and $0 at March 31, 2016 and March 31, 2015, respectively.

In July 2015, the Company executed a capital lease agreement with Huntington Technology Finance providing for $174,000 in equipment, secured by the equipment financed. The capital lease matures in July 2020 and is payable in 60 equal monthly payments. The interest rate under this capital lease is 6.57%. The balance under this lease was $152,000 and $0 at March 31, 2016 and March 31, 2015, respectively.

In March 2015, the Company executed a capital lease agreement with Thermo Fisher Financial providing for $86,000 in equipment, secured by the equipment financed. The capital lease matures in March 2018 and is payable in 36 equal monthly payments. The interest rate under this capital lease is 6.5%. The balance under this lease was $59,000 and $84,000 at March 31, 2016 and 2015, respectively.

Future principal payments under the loan and capital lease agreements as of March 31, 2016 are as follows:

Year ending March 31	(in thousands)
2017	$574
2018	604
2019	608
2020	643
2021	654
Thereafter	4,585
Total principal payments	$7,668

Note 6 Leases

The Company’s principal facility and its corporate headquarters are located at the Natural Energy Laboratory of Hawaii Authority (“NELHA”) at Keahole Point in Kailua-Kona, Hawaii. The property is leased from the State of Hawaii under a 40-year commercial lease expiring in 2035. Under the terms of the existing NELHA lease, the Company could be required to remove improvements at the end of the lease term. Under generally accepted accounting principles in the United States, an entity should recognize the fair value of a liability for an asset retirement obligation in the period in which the retirement obligation is incurred, if a reasonable estimate of fair value can be made. If such an estimate cannot be made in the period the asset retirement obligation is incurred, the liability should be recognized when the fair value can be reasonably estimated. Based on communications with NELHA, management does not believe the projected cost for such removal to be material to the consolidated financial statements, or likely, given historical practices. However, conditions could change in the future. It is not possible to predict such changes or estimate any impact thereof.

The Company leases facilities, equipment and land under operating leases expiring through 2035. The land lease provides for contingent rentals in excess of minimum rental commitments based on a percentage of the Company’s sales. Contingent rental payments for the years ended March 31, 2016, 2015 and 2014 were $65,000, $67,000 and $73,000, respectively.

Future minimum lease payments under non-cancelable operating leases at March 31, 2016 are as follows:

Year ending March 31	(in thousands)
2017	$614
2018	607
2019	613
2020	622
2021	532
Thereafter	4,820
Total minimum lease payments	$7,808

Rent expense, including contingent rent, under operating leases amounted to $622,000, $626,000 and $578,000 for the years ended March 31, 2016, 2015 and 2014, respectively.

Note 7 Commitments and Contingencies

On May 24, 2016, a shareholder of the Company, Meridian OHC Partners, LP, filed a complaint in the United States District Court, District of Nevada, entitled Meridian OHC Partners, LP vs. Cyanotech Corporation, Michael Davis and Rudolf Steiner Foundation (RSF), Inc. The complaint makes certain derivative claims on behalf of the Company, direct claims on behalf of Meridian, and alleges, among other things, (i) that there were deficiencies in the beneficial ownership reports of Mr. Davis, the Chairman of our Board of Directors, and RSF, a shareholder of the Company, including that Mr. Davis and RSF are an undisclosed group with respect to their shares of Company Common Stock, (ii) that Mr. Davis has failed to disclose control over his full voting power of the Company’s Common Stock in order to avoid triggering the State of Nevada’s “Acquisition of Controlling Interest” statutes, and (iii) that Mr. Davis has breached fiduciary duties to the Company. Meridian seeks declaratory and injunctive relief to reform this conduct, requests that the court award the Company the damages allegedly sustained as a result of the conduct, seeks relief directly against Mr. Davis and RSF and seeks other relief.

The Board of Directors of the Company has formed a Special Committee comprised of independent directors to investigate, review and analyze the Meridian allegations and provide its recommendations to the Board.

On March 31, 2016, the Company entered into a Separation Agreement and Release of Claims, pursuant to which Brent Bailey, now-former CEO, resigned from the Company effective as of the date of the Separation Agreement. Under the Separation Agreement, Mr. Bailey is eligible to receive (1) an aggregate of $325,000 in separation payments, payable monthly through the end of April 2017, and (2) up to 155,000 shares of the Company’s Common Stock, to be granted in two tranches. On April 29, 2016, the Company issued 48,467 shares of its Common Stock to Mr. Bailey in accordance with the Separation Agreement. In connection with the Separation and Release of Claims, the Company accrued separation expenses of $360,000 as of March 31, 2016.

Note 8 Share-Based Compensation

Stock Options

As of March 31, 2016, the Company had one equity-based compensation plan: the Independent Director Stock Option and Restricted Stock Grant Plan (the “2014 Directors Plan”). The Company has also issued stock options, which remain outstanding as of March 31, 2016, under two equity-based compensation plans which have expired according to their terms: the 2005 Stock Option Plan (the “2005 Plan”) and the 2004 Independent Director Stock Option and Stock Grant Plan (the “2004 Directors Plan”). These plans allowed the Company to award stock options and shares of restricted common stock to eligible employees, certain outside consultants and independent directors.

On August 28, 2014, the Company’s shareholders approved the 2014 Directors Plan authorizing the Board of Directors to provide incentive to the Company’s independent directors through equity based compensation in the form of stock options and restricted stock. Awards under the 2014 Directors Plan are limited to the authorized amount of 350,000 shares. As of March 31, 2016, there were 314,241 shares available for grant under the 2014 Directors Plan.

The 2005 Plan and the 2004 Directors Plan have expired, and therefore no additional awards will be issued under those plans.

The following table presents shares authorized, available for future grant and outstanding under each of the Company’s plans:

	As of March 31, 2016
	Authorized	Available	Outstanding

2014 Directors Plan	350,000	314,241	6,000
2005 Plan	—	—	667,000
2004 Directors Plan	—	—	12,000
Total	350,000	314,241	685,000

All stock option grants made under the equity-based compensation plans were issued at exercise prices no less than the Company’s closing stock price on the date of grant. Options under the 2005 Plan and 2014 Directors Plan were determined by the Board of Directors or the Compensation Committee of the Board of Directors in accordance with the provisions of the respective plans. The terms of each option grant include vesting, exercise, and other conditions are set forth in a Stock Option Agreement evidencing each grant. No option can have a life in excess of ten (10) years. The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model. The model requires various assumptions, including a risk-free interest rate, the expected term of the options, the expected stock price volatility over the expected term of the options, and the expected dividend yield. Compensation expense for employee stock options is recognized ratably over the vesting term. Compensation expense recognized for options issued under the 2005 Plan was $581,000, $663,000 and $715,000 for the years ended March 31, 2016, 2015 and 2014, respectively. Compensation expense recognized for restricted stock and stock options issued under the 2014 Directors Plan and the 2004 Directors Plan was $84,000, $78,000 and $50,000 for the three years ended March 31, 2016, 2015 and 2014, respectively. All stock-based compensation has been classified as general and administrative expense in the consolidated statement of operations.

A summary of option activity under the Company’s stock plans for the years ended March 31, 2016, 2015 and 2014 is presented below:

Option Activity	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at March 31, 2013	1,495,856	$4.03	8.3	$1,174,810
Granted	6,000	$5.56
Exercised	(15,100)	$2.43
Forfeited	(17,450)	$4.53
Outstanding at March 31, 2014	1,469,306	$4.04	7.3	$2,034,303
Granted	45,000	$4.72
Exercised	(60,200)	$3.58
Forfeited	(20,890)	$4.28
Outstanding at March 31, 2015	1,433,216	$4.08	6.4	$6,221,909
Granted	6,000	$5.91
Exercised	(21,800)	$3.26
Forfeited	(732,416)	$3.59
Outstanding at March 31, 2016	685,000	$4.65	5.7	$566,323
Exercisable at March 31, 2016	513,750	$4.29	5.4	$527,203

The aggregate intrinsic value in the table above is before applicable income taxes and represents the excess amount over the exercise price optionees would have received if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price of $4.98, $8.42, $5.24 and $4.47 at March 31, 2016, 2015, 2014 and 2013 respectively. The total intrinsic value of stock options exercised during fiscal years 2016, 2015 and 2014 were $58,000, $167,000 and $51,000, respectively.

A summary of the Company’s non-vested options for the year ended March 31, 2016 is presented below:

Nonvested Options	Shares	Weighted Average Grant-Date Fair Value
Nonvested at March 31, 2015	614,416	$3.25
Granted	6,000	1.18
Vested	(204,250)	3.19
Forfeited	(244,916)	2.92
Nonvested at March 31, 2016	171,250	$3.75

The weighted average grant-date fair value of stock options granted during fiscal years 2016, 2015 and 2014 was $7,000, $123,000 and $5,000, respectively. The total grant-date fair values of stock options that vested during fiscal years 2016, 2015 and 2014 were $651,000, $809,000 and $763,000, respectively.

The following table summarizes the weighted average characteristics of outstanding stock options as of March 31, 2016:

			Outstanding Options			Exercisable Options
Range of Exercise Prices			Number of Shares	Remaining Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$1.60	-	$3.70	148,220	4.0	$2.76	148,220	$2.76
$3.71	-	$4.42	194,780	5.4	$3.82	167,780	$3.82
$4.43	-	$5.40	117,500	6.9	$5.00	69,500	$5.07
$5.41	-	$7.08	224,500	6.4	$6.42	128,250	$6.26
Total stock options			685,000	5.7	$4.65	513,750	$4.29

The range of fair value assumptions related to options granted during the years ended March 31, 2016, 2015 and 2014 were as follows:

	2016	2015	2014
Exercise Price	$5.91	$4.72		$5.56
Volatility	50.00%	64.00%		38.00%
Risk Free Rate	0.22%	1.74%		0.14%
Vesting Period (in years)	0.5	3	5	-	7
Forfeiture Rate	0.00%	4.51%		0.00
Expected Life (in years)	1.00	5.73		1.00
Dividend Rate	0%	0%		0

As of March 31, 2016, total unrecognized stock-based compensation expense related to all unvested stock options was $373,000, which is expected to be expensed over a weighted average period of 2.2 years.

Note 9 Common and Preferred Stock

The Company has authorized a total of sixty million shares of which fifty million shares are authorized common stock and ten million shares are authorized preferred stock. None of the preferred stock was issued or outstanding at March 31, 2016 and 2015. Under the terms of the Company’s Amended and Restated Articles of Incorporation, the Board of Directors is authorized to determine or alter the rights, preferences, privileges and restrictions of the Company’s authorized but unissued shares of preferred stock.

Note 10 Earnings Per Share

Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the potentially dilutive effect of outstanding stock options and warrants using the treasury stock method.

Reconciliations between the numerator and the denominator of the basic and diluted earnings per share computations for the years ended March 31, 2016, 2015 and 2014 are as follows:

	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except per share amounts)
Year ended March 31, 2016:
Basic and diluted loss per share	$(4,395)	5,581	$(0.79)
Year ended March 31, 2015:
Basic and diluted loss per share	$(24)	5,517	$(0.00)
Year ended March 31, 2014:
Basic and diluted loss per share	$(420)	5,478	$(0.08)

Basic and diluted loss per share are the same in periods of a net loss, because common share equivalents are anti-dilutive when a net loss is recorded. Diluted earnings per share does not include the impact of common stock options totaling 58,000, 634,000 and 725,000 for the fiscal years ending March 31, 2016, 2015 and 2014, respectively, as the effect of their inclusion would be anti-dilutive.

Note 11 Profit Sharing Plan and 401k Plan

The Company sponsors a profit sharing plan for all employees not covered under a separate management incentive plan. Under the profit sharing plan, a percentage determined by the Board of Directors of pre-tax profits on a quarterly basis may be allocated to non-management employees at management’s discretion. The profit sharing bonus may be distributed all in cash on an after-tax basis or distributed half in cash (on an after-tax basis) and the remainder deposited in an employee’s 401(k) account on a pre-tax basis. Employees may also make voluntary pre-tax contributions to their 401(k) accounts. Compensation expense under this plan was approximately $0, $46,000 and $17,000 for the fiscal years ended March 31, 2016, 2015 and 2014, respectively. Additionally, the Company makes a retirement contribution to all employees individual 401(k) accounts equal to two percent of each employee’s base pay for each bi-weekly pay period on a pre-tax basis. Retirement expense under this plan was approximately $147,000, $113,000 and $110,000 for fiscal years ended March 31, 2016, 2015 and 2014, respectively.

Note 12 Major Customers and Geographic Information

Net sales by product line for the years 2016, 2015 and 2014 are as follows:

	2016	2015	2014
	(in thousands)
Net sales:
Natural astaxanthin products
BioAstin®	$19,829	$22,087	$19,056
Spirulina products	12,011	11,722	9,122
	$31,840	$33,809	$28,178

The following table presents sales for the years 2016, 2015 and 2014 by geographic region:

	2016		2015		2014
	(dollars in thousands)
Net sales(1):
United States	$22,711	71%	$24,049	71%	$17,355	62%
Asia / Pacific	4,130	13%	3,149	8%	3,106	10%
Europe	2,990	9%	4,302	13%	5,237	19%
Other	2,009	7%	2,309	8%	2,480	9%
	$31,840	100%	$33,809	100%	$28,178	100%

(1)	Net sales are attributed to countries based on location of customer.

Note 13 Income Taxes

Income tax (expense) benefit for the years ended March 31, 2016, 2015 and 2014 consisted of:

	2016	2015	2014
	(in thousands)
Current:
Federal	$(1)	$(12)	$19
State	23	(78)	(43)
Total current benefit (expense)	22	(90)	(24)
Deferred:
Federal	(3,027)	(170)	(25)
State	(323)	7	(43)
Total deferred expense	(3,350)	(163)	(68)
Income tax expense	$(3,328)	$(253)	$(92)

The following table reconciles the amount of income taxes computed at the federal statutory rate of 34%, for all periods presented, to the amount reflected in the Company’s consolidated statements of operations for the years ended March 31, 2016, 2015 and 2014:

	2016	2015	2014
	(in thousands)
Tax provision at federal statutory income tax rate	$363	$(78)	$111
State income taxes benefit (expense), net of federal income tax effect	25	(49)	(17)
Increase in valuation allowance	(3,564)	—	—
Stock based compensation	(127)	(108)	(199)
State rate adjustment	1	(4)	(41)
R&D credit	—	—	24
Other, net	(26)	(14)	30
Income tax expense	$(3,328)	$(253)	$(92)

The tax effects of temporary differences related to various assets, liabilities and carry forwards that give rise to deferred tax assets and deferred tax liabilities as of March 31, 2016 and 2015 are as follows:

	2016	2015
	(in thousands)
Deferred tax assets:
Net operating loss carry forwards	$3,862	$3,687
Compensation accrual	535	382
Tax credit carry forwards	147	157
Inventory	3	90
Other	72	46
Gross deferred tax assets	4,619	4,362
Less valuation allowance	(3,564)	—
Net deferred tax assets	1,055	4,362
Deferred tax liability- Depreciation and amortization	(1,055)	(1,012)
Net deferred tax assets	$—	$3,350

In assessing the valuation allowance for deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Ultimately, the realization of deferred tax assets will depend on the existence future taxable income during the periods. In making this assessment, management considers past operating results, the scheduled reversal of deferred tax liabilities, estimates of future taxable income and tax planning strategies.

In fiscal 2016, the Company recorded a $3,564,000 valuation allowance against deferred tax assets. The Company concluded that a valuation allowance was appropriate in light of the significant negative evidence, which was objective and verifiable, primarily the cumulative losses in recent years. While the Company’s long-term financial outlook remains positive, the Company concluded that its ability to rely on its long-term outlook as to future taxable income was limited due to the relative weight of the negative evidence from its recent cumulative losses. The Company’s conclusion regarding the need for a valuation allowance against its deferred tax assets could change in the future based on improvements in operating performance, which may result in the full or partial reversal of the valuation allowance.

There was no valuation allowance against deferred tax assets as of March 31, 2015.

At March 31, 2016, the Company has net operating loss carry forwards and tax credit carry forwards available to offset future federal income tax as follows (in thousands):

Expires March 31,	Net Operating Losses	Research and Experimentation Tax Credits
2020	$—	$8
2021	—	2
2022	2,852	—
2023	1,863	1
2026	159	—
2027	2,665	1
2028	1,612	16
2031	389	—
2032	44	—
2033	76	—
2034	392	—
2035	18
2036	535
	$10,605	$28

In addition, at March 31, 2016, the Company has alternative minimum tax credit carry forwards of approximately $120,000 available to reduce future federal regular income taxes over an indefinite period.

At March 31, 2016, the Company has state tax net operating loss carry forwards available to offset future California state taxable income of $363,000. These carry forwards expire March 31, 2036. At March 31, 2016, the Company has state tax net operating loss carry forwards available to offset future Hawaii state taxable income of $5,575,000. These carry forwards expire March 31, 2030 through 2036.

The following represents the open tax years and jurisdictions that the Company used in its evaluation of tax positions:

Open tax years ending March 31,			Jurisdiction
2013	-	2016	U.S. Federal
2013	-	2016	State of Hawaii
2012	-	2016	State of California

Note 14 Selected Quarterly Financial Data (Unaudited)

	First Quarter(1)	Second Quarter	Third Quarter(1)	Fourth Quarter (1)	Year
	(in thousands, except per share data)
2016
Net sales	$7,594	$8,516	$7,534	$8,196	$31,840
Gross profit	2,924	3,100	3,084	2,758	11,866
Net income (loss)	(105)	14	(250)	(4,054)	(4,395)
Net income (loss) per share
Basic and diluted	(0.02)	0.00	(0.04)	(0.73)	(0.79)

2015
Net sales	$7,624	$7,946	$9,691	$8,547	$33,809
Gross profit	3,059	3,935	4,798	2,674	14,466
Net income	(381)	64	463	(170)	(24)
Net income per share
Basic and diluted	(0.07)	0.01	0.08	(0.02)	(0.00)

(1)	The first, second and third quarters of 2016 include abnormal costs of $214,000, $308,000 and $21,000, respectively.
The first, third and fourth quarters of 2015 include abnormal costs of $81,000, $196,000 and $607,000, respectively.

Note 15 Subsequent Events

In accordance with FASB Accounting Standards Codification Topic 855, the Company has evaluated through June 23, 2016, which is the date these consolidated financial statements were issued. All required recognition as of March 31, 2016 have been incorporated into these consolidated financial statements herein.

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

Management’s Report on Internal Control over Financial Reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management evaluated the effectiveness of our internal control over financial reporting as of March 31, 2016. This assessment was based on the framework in 1992 Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, using those criteria, management concluded that our internal control over financial reporting was effective as of March 31, 2016.

Changes in Internal Control over Financial Reporting.

During Fiscal 2016, the Company implemented additional training programs for the personnel responsible for reviewing customer purchase orders in order to clarify and confirm transfer of title and risk of loss when customer purchase orders terms are vague or missing, including appropriate review and approval procedures as well as additional quarter end closing and review procedures to confirm delivery dates for all FOB Destination shipments.

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

Information with respect to Directors may be found under captions “Proposal One: Election of Directors,” “Board Meetings and Committees,” “Director Compensation,” “Security Ownership of Certain Beneficial Owners and Management: and “Compliance with Section 16(a) of the Exchange Act” contained in Cyanotech’s definitive 2016 Proxy Statement. Information on Executive Officers may be found under the caption “Executive Officers” contained in Cyanotech’s definitive 2016 Proxy Statement.

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

The information required by this Item is incorporated herein by reference from the sections captioned “Executive Compensation and Other Information,” “Equity Compensation Plan Information” and “Option Grants in Fiscal Year 2016,” contained in Cyanotech’s definitive 2016 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The security ownership information required by this Item is incorporated herein by reference from the sections captioned “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” contained in Cyanotech’s definitive 2016 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item, if any, is incorporated herein by reference from the sections captioned “Related Party Transactions” contained in Cyanotech’s definitive 2016 Proxy Statement.

Item 14.	Principal Accountant Fees and Services

Information concerning principal accountant fees and services appears under the heading “Independent Registered Public Accounting Firm’s Fees” in Cyanotech’s definitive 2016 Proxy Statement.

PART IV

Item 15.     Exhibits and Financial Statement Schedule

(a)		Financial Statements and Schedule

	(1)	The following Financial Statements of Cyanotech Corporation and subsidiary and the Report of Independent Registered Public Accounting Firm are included in Item 8 of this report:
		Report of Independent Registered Public Accounting Firm	23
		Consolidated Balance Sheets as of March 31, 2016 and 2015	24
		Consolidated Statements of Operations for the years ended March 31, 2016, 2015 and 2014	25
		Consolidated Statements of Stockholders’ Equity for the years ended March 31, 2016, 2015 and 2014	26
		Consolidated Statements of Cash Flows for the years ended March 31, 2016, 2015 and 2014	27
		Notes to Consolidated Financial Statements	28

	(2)	The following financial statement schedule is included in this report on the pages indicated below:
		Schedule II—Valuation and Qualifying Accounts	45

Financial statement schedules not listed above have been omitted since they are either not required, not applicable or the information is included in the consolidated financial statements or notes thereto.

(b)	Exhibit Listing

Exhibit Number	Document Description
3.1	Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, filed November 9, 2012, File No. 0-14602).
3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to the Company’s Report on Form 8-K filed January 13, 2010, File No. 0-14602)
4.1	Specimen Common Stock (Incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2007, File No. 0-14602)
10.1

Sub-Lease Agreement between the Company and Natural Energy Laboratory of Hawaii Authority dated December 29, 1995 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 1995, File No. 0-14602)

10.2

Supplemental Agreement effective February 1, 2012 to amend the Sub-Lease Agreement described in Exhibit 10.1 herein, (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 9, 2012, File No. 0-14602).

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
10.5

Separation Agreement and Release of Claims, by and between Brent D. Bailey and the Registrant dated March 31, 2016 (Incorporated by reference as Exhibit 10.1 to the Company’s Report on Form 8-K filed on April 4, 2016, File No. 0-14602)

10.6

Term Loan Agreement between Pacific Rim Bank (“Pacific Rim”) and both Registrant and Nutrex Hawaii, Inc. (“Nutrex”); Promissory Notes in favor of Pacific Rim in the amounts of $2,250,000 and $3,250,000, issued by Registrant and Nutrex, dated September 7, 2012; Mortgage, Security Agreement and Financing Statement between Registrant and Pacific Rim; Assignment of Lessor’s Interest in Leases and Rents between Registrant and Pacific Rim; Security Agreement and UCC Financing Statement between Registrant and Pacific Rim; United States Department of Agriculture Rural Development (“USDA”) Conditional Commitments; Hazardous Substances Certificate and Indemnity Agreement; Assignment of Construction Contract between Registrant and No’Eau Construction LLC; Sublessor’s Consent to Mortgage of Sublease K-4; Estoppel Certificate and Subordination Agreement, given by the Natural Energy Laboratory of Hawaii Authority, State of Hawaii, as Sublessor; Security Agreement and UCC Financing Statement between Nutrex and Pacific Rim. (Incorporated by reference as Exhibit 4.1 to the Company’s Report on Form 10-Q filed on November 9, 2012, File No. 0-14602)

10.7

Term Loan Agreement between First Foundation Bank (“First Foundation”) and both Registrant and Nutrex; Promissory Note in favor of First Foundation in the amount of $2,500,000, issued by Registrant and Nutrex, dated July 30, 2015; Mortgage, Security Agreement and Financing Statement between Registrant and First Foundation; Assignment of Lessor’s Interest in Leases and Rents between Registrant and First Foundation; Security Agreement and UCC Financing Statement between Registrant and First Foundation; Security Agreement and UCC Financing Statement between Nutrex and First Foundation; USDA Conditional Commitments; Hazardous Substances Certificate and Indemnity Agreement; Sublessor’s Consent to Mortgage of Sublease K-4; Estoppel Certificate and Subordination Agreement. (Incorporated by reference as Exhibit 4.1through 4.9 to the Company’s Report on Form 10-Q filed on November 12, 2015, File No. 0-14602)

10.8	2014 Independent Director Stock Option and Restricted Stock Grant Plan (Incorporated by reference to the Company’s Definitive Proxy Statement filed July 18, 2014, File No. 0-14602)
21.1	Subsidiaries of the Company (Incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2012, File No. 0-14602)
23.1*	Consent of Independent Registered Public Accounting Firm signed June 23, 2016—Grant Thornton LLP
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of June 23, 2016.
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of June 23, 2016.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed as of June 23, 2016.
99.1*	Press Release dated June 23, 2016
101

The following financial information from our Annual Report on Form 10-K for fiscal year ended March 31, 2016, filed with the SEC on June 23, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets at March 31, 2016 and 2015, (ii) the Consolidated Statements of Operations for the years ended March 31, 2016, 2015 and 2014, (iii) the Consolidated Statements of Stockholders’ Equity for the years ended March 31, 2016, 2015 and 2014, (iv) the Consolidated Statements of Cash Flows for the years ended March 31, 2016 and 2015, and (v) Notes to Consolidated Financial Statements.

*	Included herewith. Other exhibits were filed as shown above.

Schedule II

Cyanotech Corporation and Subsidiary

Valuation and Qualifying Accounts

Years Ended March 31, 2016, 2015 and 2014

(in thousands)

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expense	Charged to Other Accounts	Deductions	Balance at End of Year
Allowance for Doubtful Accounts:
2016	$6	130	—	—	$136
2015	6	—	—	—	6
2014	6	10	—	(10)	6

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23th day of June, 2016.

CYANOTECH CORPORATION

By:	/s/ Gerald R. Cysewski
Gerald R. Cysewski
Interim President and Chief Executive Officer; Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Gerald R. Cysewski, PH.D.	Interim President and Chief Executive Officer; Director	June 23, 2016
Gerald R. Cysewski

/s/ Jole Deal	Chief Financial Officer, Vice President—Finance and Administration,	June 23, 2016
Jole Deal	Secretary and Treasurer (Principal Financial and Accounting Officer)

/s/ Michael A. Davis	Chairman of the Board	June 23, 2016
Michael A. Davis

/s/ Walter B. Menzel	Director	June 23, 2016
Walter B. Menzel

/s/ David M. Mulder	Director	June 23, 2016
David M. Mulder

/s/ David L. Vied	Director	June 23, 2016
David L. Vied

Exhibit Number	Document Description
3.1	Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, filed November 9, 2012, File No. 0-14602).
3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to the Company’s Report on Form 8-K filed January 13, 2010, File No. 0-14602)
4.1	Specimen Common Stock (Incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2007, File No. 0-14602)
10.1

Sub-Lease Agreement between the Company and Natural Energy Laboratory of Hawaii Authority dated December 29, 1995 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 1995, File No. 0-14602)

10.2

Supplemental Agreement effective February 1, 2012 to amend the Sub-Lease Agreement described in Exhibit 10.1 herein, (Incorporated by reference to Exhibit 10. 1 to the Company’s Current Report on Form 8-K dated March 9, 2012, File No. 0-14602).

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
10.5

Separation Agreement and Release of Claims, by and between Brent D. Bailey and the Registrant dated March 31, 2016 (Incorporated by reference as Exhibit 10.1 to the Company’s Report on Form 8-K filed on April 4, 2016, File No. 0-14602)

10.6

Term Loan Agreement between Pacific Rim Bank (“Pacific Rim”) and both Registrant and Nutrex Hawaii, Inc. (“Nutrex”); Promissory Notes in favor of Pacific Rim in the amounts of $2,250,000 and $3,250,000, issued by Registrant and Nutrex, dated September 7, 2012; Mortgage, Security Agreement and Financing Statement between Registrant and Pacific Rim; Assignment of Lessor’s Interest in Leases and Rents between Registrant and Pacific Rim; Security Agreement and UCC Financing Statement between Registrant and Pacific Rim; United States Department of Agriculture Rural Development (“USDA”) Conditional Commitments; Hazardous Substances Certificate and Indemnity Agreement; Assignment of Construction Contract between Registrant and No’Eau Construction LLC; Sublessor’s Consent to Mortgage of Sublease K-4; Estoppel Certificate and Subordination Agreement, given by the Natural Energy Laboratory of Hawaii Authority, State of Hawaii, as Sublessor; Security Agreement and UCC Financing Statement between Nutrex and Pacific Rim. (Incorporated by reference as Exhibit 4.1 to the Company’s Report on Form 10-Q filed on November 9, 2012, File No. 0-14602)

10.7

Term Loan Agreement between First Foundation Bank (“First Foundation”) and both Registrant and Nutrex; Promissory Note in favor of First Foundation in the amount of $2,500,000, issued by Registrant and Nutrex, dated July 30, 2015; Mortgage, Security Agreement and Financing Statement between Registrant and First Foundation; Assignment of Lessor’s Interest in Leases and Rents between Registrant and First Foundation; Security Agreement and UCC Financing Statement between Registrant and First Foundation; Security Agreement and UCC Financing Statement between Nutrex and First Foundation; USDA Conditional Commitments; Hazardous Substances Certificate and Indemnity Agreement; Sublessor’s Consent to Mortgage of Sublease K-4; Estoppel Certificate and Subordination Agreement. (Incorporated by reference as Exhibit 4.1through 4.9 to the Company’s Report on Form 10-Q filed on November 12, 2015, File No. 0-14602)

10.8	2014 Independent Director Stock Option and Restricted Stock Grant Plan (Incorporated by reference to the Company’s Definitive Proxy Statement filed July 18, 2014, File No. 0-14602)
21.1	Subsidiaries of the Company (Incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2012, File No. 0-14602)
23.1*	Consent of Independent Registered Public Accounting Firm signed June 23, 2016—Grant Thornton LLP
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of June 23, 2016.
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of June 23, 2016.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed as of June 23, 2016.
99.1*	Press Release dated June 23, 2016
101

The following financial information from our Annual Report on Form 10-K for fiscal year ended March 31, 2016, filed with the SEC on June 23, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets at March 31, 2016 and 2015, (ii) the Consolidated Statements of Operations for the years ended March 31, 2016, 2015 and 2014, (iii) the Consolidated Statements of Stockholders’ Equity for the years ended March 31, 2016, 2015 and 2014, (iv) the Consolidated Statements of Cash Flows for the years ended March 31, 2016 and 2015, and (v) Notes to Consolidated Financial Statements.

*	Included herewith. Other exhibits were filed as shown above.