Form 10-Q
period 2016-06-30
CYANOTECH CORP
filed 2016-08-15
CIK 768408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended June 30, 2016

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Number of common shares outstanding as of August 15, 2016:

Title of Class	Shares Outstanding
Common stock - $0.02 par value	5,649,764

  CYANOTECH CORPORATION

FORM 10-Q

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

CYANOTECH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	June 30, 2016	March 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$1,554	$1,240
Accounts receivable, net of allowance for doubtful accounts of $136 at June 30, 2016 and $136 at March 31, 2016	2,246	2,983
Inventories, net	8,388	7,856
Deferred tax assets	74	74
Prepaid expenses and other current assets	604	502
Total current assets	12,866	12,655

Equipment and leasehold improvements, net	17,458	17,796
Other assets	400	392
Total assets	$30,724	$30,843

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Note payable	$600	$—
Current maturities of long-term debt	579	574
Customer deposits	65	117
Accounts payable	3,991	4,000
Accrued expenses	1,660	1,430
Total current liabilities	6,895	6,121

Long-term debt, net	6,653	6,790
Deferred tax liabilities	74	74
Deferred rent	34	30
Total liabilities	13,656	13,015

Commitments and contingencies

Stockholders’ equity:
Preferred stock of $0.01 par value, authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock of $0.02 par value, authorized 50,000,000 shares; 5,648,264 shares issued and outstanding at June 30, 2016 and 5,599,797 at March 31, 2016	113	112
Additional paid-in capital	31,515	31,585
Accumulated deficit	(14,560)	(13,869)
Total stockholders’ equity	17,068	17,828
Total liabilities and stockholders’ equity	$30,724	$30,843

See accompanying Notes to Condensed Consolidated Financial Statements.

CYANOTECH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,
	2016	2015

NET SALES	$7,322	$7,594
COST OF SALES	4,501	4,670
Gross Profit	2,821	2,924

OPERATING EXPENSES:
General and administrative	1,707	1,210
Sales and marketing	1,555	1,732
Research and development	166	177
Loss on disposal of equipment and leasehold improvements	3	—
Total operating expenses	3,431	3,119

Loss from operations	(610)	(195)

Interest expense, net	132	24

Loss before income tax	(742)	(219)

INCOME TAX BENEFIT	(51)	(114)

NET LOSS	$(691)	$(105)

NET LOSS PER SHARE:
Basic	$(0.12)	$(0.02)
Diluted	$(0.12)	$(0.02)

SHARES USED IN CALCULATION OF NET LOSS PER SHARE:
Basic	5,633	5,565
Diluted	5,633	5,565

See accompanying Notes to Condensed Consolidated Financial Statements.

CYANOTECH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended June 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(691)	$(105)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of equipment and leasehold improvements	3	—
Depreciation and amortization	493	313
Amortization of debt issue costs and other assets	13	12
Share based compensation expense	78	163
Deferred income tax benefit	—	(134)
Net (increase) decrease in assets:
Accounts receivable	737	(290)
Inventories	(532)	(161)
Prepaid expenses	(102)	(84)
Other assets	—	(94)
Net increase (decrease) in liabilities:
Customer deposits	(52)	52
Accounts payable	(9)	164
Accrued expenses	230	(69)
Deferred rent	4	—
Net cash provided by (used in) operating activities	172	(233)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from restricted cash	—	158
Investment in equipment and leasehold improvements	(170)	(1,092)
Net cash used in investing activities	(170)	(934)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short term note payable	600	500
Payments in stock withheld for tax payment on issuance	(147)	—
Principal payments on long-term debt	(124)	(57)
Payments on capitalized leases	(17)	—
Net cash provided by financing activities	312	443

Net increase (decrease) in cash	314	(724)

Cash and cash equivalents at beginning of period	1,240	2,226

Cash and cash equivalents at end of period	$1,554	$1,502

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$105	$83
Income taxes	$—	$21

See accompanying Notes to Condensed Consolidated Financial Statements.

CYANOTECH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016
(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information pursuant to the instructions to Form 10-Q and Regulation S-X of the Securities and Exchange Commission (SEC). These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, and Condensed Consolidated Statements of Cash Flows for the periods presented in accordance with GAAP. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year. The Condensed Consolidated Balance Sheet as of March 31, 2016 was derived from the audited consolidated financial statements. These condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements for the year ended March 31, 2016, contained in the Company’s annual report on Form 10-K as filed with the SEC on June 23, 2016.

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

In July 2015, the FASB issued ASU No. 2015-11,” Inventory: Simplifying the Measurement of Inventory”, that requires inventory not measured using either the last in, first out (LIFO) or the retail inventory method to be measured at the lower of cost and net realizable value.  Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable cost of completion, disposal, and transportation.  The new standard will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, and will be applied prospectively.  Early adoption is permitted.  The Company is evaluating the impact that this standard will have on its consolidated financial statements and related disclosures.

In April 2015, the FASB issued ASU No. 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs,” which requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the debt liability rather than as an asset. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015. The Company adopted this standard on a retroactive basis on June 30, 2016 and prior period amounts have been reclassified to conform to the current period presentation. As of June 30, 2016 and March 31, 2016, net debt issuance costs of $295,000 and $304,000, respectively, were reclassified in the Condensed Consolidated Balance Sheet from non-current other assets to non-current portion of long term debt.

Other recently issued accounting pronouncements did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

2.	INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. Inventories consist of the following:

	June 30, 2016	March 31, 2016
	(in thousands)
Raw materials	$474	$375
Work in process	3,627	3,782
Finished goods (1)	4,118	3,543
Supplies	169	156
Inventories, net	$8,388	$7,856

(1)	Net of reserve for obsolescence of $8,000 at June 30, 2016 and March 31, 2016, respectively.

The Company recognizes abnormal production costs, including fixed cost variances from normal production capacity, as an expense in the period incurred. Non-inventoriable fixed costs related to astaxanthin production of $28,000 were charged to cost of sales for the quarter ended June 30, 2016. Start-up costs for our extraction facility of $170,000 and non-inventoriable fixed costs related to astaxanthin production of $44,000 were charged to cost of sales for the quarter ended June 30, 2015.

3.	EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

Equipment and leasehold improvements are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives for equipment and furniture and fixtures, or the shorter of the land lease term or estimated useful lives for leasehold improvements as follows:

	Years
Equipment	3	to	10
Furniture and fixtures	3	to	7
Leasehold improvements	10	to	25

Equipment and leasehold improvements consist of the following:

	June 30, 2016	March 31, 2016
	(in thousands)
Equipment	$17,340	$17,040
Leasehold improvements	13,887	13,797
Furniture and fixtures	354	354
	31,581	31,191
Less accumulated depreciation and amortization	(14,562)	(14,067)
Construction-in-progress	439	672
Equipment and leasehold improvements, net	$17,458	$17,796

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amount to forecasted undiscounted future cash flows expected to be generated by the asset. If the carrying amount exceeds its estimated future cash flows, then an impairment charge is recognized to the extent that the carrying amount exceeds the asset’s fair value. Management has determined no asset impairment existed as of June 30, 2016. The Company recognized a loss of $3,000 on disposal of equipment for the three months ended June 30, 2016. The Company recognized no loss on disposal of equipment for the three months ended June 30, 2015.

The Company has capitalized $0 and $59,000 of interest for the three months ended June 30, 2016 and 2015, respectively.

4.	NOTE PAYABLE

The Company executed a short term loan agreement with First Foundation Bank on May 27, 2016 in the amount of $600,000, with an interest rate of 5.5% and a maturity date of December 3, 2016. The Company expects to finalize a $2.0 million revolving credit line with the lender. Upon finalizing the line of credit, proceeds of this line of credit will be used to repay the $0.6 million short term loan.

5.	ACCRUED EXPENSES

Accrued expenses consist of the following:

	June 30, 2016	March 31, 2016
	(in thousands)
Wages and profit sharing	$1,072	$972
Legal	352	95
Use Tax	140	140
Customer rebates	—	74
Rent and utilities	36	49
Other accrued expenses	60	100
Total accrued expenses	$1,660	$1,430

6.	LONG-TERM DEBT

Long-term debt consists of the following:

	June 30, 2016	March 31, 2016
	(in thousands)
Long-term debt	$7,527	$7,668
Less current maturities	(579)	(574)
Long-term debt, excluding current maturities	6,948	7,094
Less unamortized debt issuance costs	295	304
Total long-term debt, net of current maturities and unamortized debt issuance costs	$6,653	$6,790

Term Loans

The Company executed a loan agreement with a lender providing for $2,500,000 in aggregate credit facilities (the “2015 Loan”) secured by substantially all the Company’s assets, pursuant to a Term Loan Agreement dated July 30, 2015 (the “2015 Loan Agreement”). The 2015 Loan Agreement is evidenced by a promissory note in the amount of $2,500,000, the repayment of which is partially guaranteed under the provisions of a United States Department of Agriculture (“USDA”) Rural Development Guarantee program. The proceeds of the 2015 Loan were used to pay off a $500,000 short term note payable that matured on September 18, 2015, and to acquire new processing equipment and leasehold improvements at the Company’s Kona, Hawaii facility.

The provisions of the 2015 Loan Agreement the payment of principal and interest until its maturity on September 1, 2022, the obligation fully amortizes over seven (7) years. Interest on the 2015 Loan accrues on the outstanding principal balance at an annual variable rate equal to the published Wall Street Journal prime rate (3.50% at June 30, 2016) plus 2.0% and is adjustable on the first day of each calendar quarter and fixed for that quarter. At no time shall the annual interest rate be less than 6.00%. The 2015 Loan has a prepayment penalty of 5% for any prepayment made prior to the first anniversary of the date of the 2015 Loan Agreement, which penalty is reduced by 1% each year thereafter until the fifth anniversary of such date, after which there is no prepayment penalty. The balance under the 2015 Loan was $2,280,000 and $2,354,000 at June 30, 2016 and March 31, 2016, respectively.

The 2015 Loan includes a one-time origination and guaranty fee totaling $113,900 and an annual renewal fee payable in the amount of 0.50% of the USDA guaranteed portion of the outstanding principal balance as of December 31 of each year, beginning December 31, 2015. The amount of unamortized debt issuance cost was $97,000 and $102,000 as of June 30, 2016 and March 31, 2016, respectively. The USDA has guaranteed 80% of all amounts owing under the 2015 Loan. The Company is subject to financial covenants and customary affirmative and negative covenants.

The Company executed a loan agreement with a lender providing for $5,500,000 in aggregate credit facilities (the “Loan”) secured by substantially all the Company’s assets, including a mortgage on the Company's interest in its lease at the National Energy Laboratory of Hawaii Authority, pursuant to a Term Loan Agreement dated August 14, 2012 (the “Loan Agreement”). The Loan Agreement is evidenced by promissory notes in the amounts of $2,250,000 and $3,250,000, the repayment of which is partially guaranteed under the provisions of a USDA Rural Development Guarantee. The proceeds of the Loan have been used to acquire new processing equipment and leasehold improvements at the Company’s Kona, Hawaii facility.

The provisions of the Loan Agreement required the payment of interest only for the first 12 months of the term; thereafter, and until its maturity on August 14, 2032, the obligation fully amortizes over nineteen (19) years. Interest on the Loan accrues on the outstanding principal balance at an annual variable rate equal to the published Wall Street Journal prime rate (3.50% at June 30, 2016) plus 1.0% and is adjustable on the first day of each calendar quarter and fixed for that quarter. At no time shall the annual interest rate be less than 5.50%. The Loan has a prepayment penalty of 5% for any prepayment made prior to the first anniversary of the date of the Loan Agreement, which penalty is reduced by 1% each year thereafter until the fifth anniversary of such date, after which there is no prepayment penalty. The balance under this Loan was $5,002,000 and $5,049,000 at June 30, 2016 and March 31, 2016, respectively. Proceeds from the Loan were classified as restricted cash until drawn upon to acquire new processing equipment and leasehold improvements.

The Loan Agreement included a one-time origination and guaranty fees totaling $214,500 and an annual renewal fee payable in the amount of 0.25% of the USDA guaranteed portion of the outstanding principal balance as of December 31 of each year, beginning December 31, 2012. The amount of unamortized debt issuance cost was $198,000 and $202,000 as June 30, 2016 and March 31, 2016, respectively. The USDA has guaranteed 80% of all amounts owing under the Loan. The Company is subject to financial covenants and customary affirmative and negative covenants.

The Company’s current ratio of 1.97 fell short of the bank’s requirement of 2.10; however, the Company has received a letter from its bank stating they found the Company to be in compliance with this and all other financial covenants as of March 31, 2016 and does not consider this shortfall to be a default under the Loan Agreements.

Capital Leases

In February 2016, the Company executed a capital lease agreement with Bank of the West providing for $51,000 in equipment, secured by the equipment financed. The capital lease matures in March 2021 and is payable in 60 equal monthly payments. The interest rate under this capital lease is 4.18%. The balance under this lease was $48,000 and $50,000 at June 30, 2016 and March 31, 2016, respectively.

In July 2015, the Company executed a capital lease agreement with Huntington Technology Finance providing for $174,000 in equipment, secured by the equipment financed. The capital lease matures in July 2020 and is payable in 60 equal monthly payments. The interest rate under this capital lease is 6.57%. The balance under this lease was $145,000 and $152,000 at June 30, 2016 and March 31, 2016, respectively.

In March 2015, the Company executed a capital lease agreement with Thermo Fisher Financial providing for $86,000 in equipment, secured by the equipment financed. The capital lease matures in March 2018 and is payable in 36 equal monthly payments. The interest rate under this capital lease is 6.5%. The balance under this lease was $52,000 and $59,000 at June 30, 2016 and March 31, 2016, respectively.

Future principal payments under the term loan and capital lease agreements as of June 30, 2016 are as follows:

Payments Due	(in thousands)
Next 12 Months	$579
Year 2	605
Year 3	617
Year 4	653
Year 5	651
Thereafter	4,422
Total principal payments	$7,527

7.	OPERATING LEASES

The Company leases facilities, equipment and land under operating leases expiring through 2035. The land lease provides for contingent rentals in excess of minimum rental commitments based on a percentage of the Company’s sales. Management has accrued for the estimated contingent rent as of June 30, 2016.

Future minimum lease payments under all non-cancelable operating leases at June 30, 2016 are as follows:

Payments Due	(in thousands)
Next 12 Months	$613
Year 2	606
Year 3	614
Year 4	624
Year 5	533
Thereafter	4,688
Total minimum lease payments	$7,678

8.	COMMITMENTS AND CONTINGENCIES

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

The Board of Directors of the Company has formed a Special Committee comprised of independent directors to investigate, review and analyze the Meridian allegations and provide its recommendations to the Board. The Special Committee’s investigation remains ongoing at this time, but the Special Committee has determined in connection with this investigation that the shares of Company Common Stock owned by RSF are held by RSF in an endowment fund for the benefit of Ginungagap Foundation, a non-profit corporation incorporated in 2004 for the stated purpose of supporting RSF and the Tides Foundation. The terms of the written agreement between Ginungagap and RSF regarding the endowment permit Ginungagap to make non-binding recommendations to RSF with regards to the investment of the endowment fund and request grants from that fund to Ginungagap, but do not provide Ginungagap the authority to vote or dispose of the shares held by RSF. Pursuant to the terms of the bylaws of Ginungagap, two of the directors of Ginungagap are appointed by RSF and one is appointed by Skywords Family Foundation, a charitable foundation affiliated with Mr. Davis. Mr. Davis serves as the president of Ginungagap and as the director appointed by Skywords Family Foundation. Once the Special Committee’s investigation has been completed, it will report to the Board regarding its conclusions and recommendations.

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

From time to time, the Company may be involved in other litigation and investigations relating to claims and matters arising out of its operations in the normal course of business. The Company believes that it currently is not a party to any other legal proceedings which, individually or in aggregate, would have a material effect on its consolidated financial position, results of operations or cash flows.

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

Stock Options

As of June 30, 2016, the Company had one equity-based compensation plan: the Independent Director Stock Option and Restricted Stock Grant Plan (the “2014 Directors Plan”). The Company has also issued stock options, which remain outstanding as of June 30, 2016, under two equity-based compensation plans which have expired according to their terms: the 2005 Stock Option Plan (the “2005 Plan”) and the 2004 Independent Director Stock Option and Stock Grant Plan (the “2004 Directors Plan”). These plans allowed the Company to award stock options and shares of restricted common stock to eligible employees, certain outside consultants and independent directors.

On August 28, 2014, the Company’s shareholders approved the 2014 Directors Plan authorizing the Board of Directors to provide incentive to the Company’s independent directors through equity based compensation in the form of stock options and restricted stock. Awards under the 2014 Directors Plan are limited to the authorized amount of 350,000 shares. As of June 30, 2016, there were 314,241 shares available for grant under the 2014 Directors Plan.

The 2005 Plan and the 2004 Directors Plan have expired, and therefore no additional awards will be issued under those plans.

The following table presents shares authorized, available for future grant and outstanding under each of the Company’s plans:

	As of June 30, 2016
	Authorized	Available	Outstanding

2014 Plan	350,000	314,241	6,000
2005 Plan	—	—	662,500
2004 Directors Plan	—	—	12,000
Total	350,000	314,241	680,500

All stock option grants made under the equity-based compensation plans were issued at exercise prices no less than the Company’s closing stock price on the date of grant. Options under the 2005 Plan and 2014 Directors Plan were determined by the Board of Directors or the Compensation and Stock Option Committee of the Board of Directors in accordance with the provisions of the respective plans. The terms of each option grant include vesting, exercise, and other conditions are set forth in a Stock Option Agreement evidencing each grant. No option can have a life in excess of ten (10) years. The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model. The model requires various assumptions, including a risk-free interest rate, the expected term of the options, the expected stock price volatility over the expected term of the options, and the expected dividend yield. Compensation expense for employee stock options is recognized ratably over the vesting term. Compensation expense recognized for options issued under the 2005 Plan was $77,000 and $163,000 for the three months ended June 30, 2016 and 2015, respectively. Compensation expense recognized for restricted stock and stock options issued under the 2014 Directors Plan was $1,000 and $0 for the three months ended June 30, 2016 and 2015, respectively. All stock-based compensation has been classified as general and administrative expense in the consolidated statement of operations.

A summary of option activity under the Company’s stock plans for the three months ended June 30, 2016 is presented below:

Option Activity	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at March 31, 2016	685,000	$4.65	5.7	$566,323
Granted	—	$—
Exercised	—	$—
Forfeited	(4,500)	$5.01
Outstanding at June 30, 2016	680,500	$4.64	5.4	$630,743
Exercisable at June 30, 2016	519,750	$4.31	5.2	$582,503

The aggregate intrinsic value in the table above is before applicable income taxes and represents the excess amount over the exercise price optionees would have received if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price of $5.14 for such day.

A summary of the Company’s non-vested options for the three months ended June 30, 2016 is presented below:

Nonvested Options	Shares	Weighted Average Grant-Date Fair Value
Nonvested at March 31, 2016	171,250	$3.75
Granted	—	—
Vested	(6,000)	1.18
Forfeited	(4,500)	3.44
Nonvested at June 30, 2016	160,750	$3.85

The following table summarizes the weighted average characteristics of outstanding stock options as of June 30, 2016:

			Outstanding Options			Exercisable Options
Range of Exercise Prices			Number of Shares	Remaining Life (Years)	Weighted Average Price	Number of Shares	Weighted Average Price
$1.60	-	$3.70	148,220	3.8	$2.76	148,220	$2.76
$3.71	-	$4.42	194,780	5.2	$3.82	167,780	$3.82
$4.43	-	$5.40	113,000	6.7	$5.00	69,500	$5.07
$5.41	-	$7.08	224,500	6.2	$6.42	134,250	$6.25
Total stock options			680,500	5.4	$4.64	519,750	$4.31

The range of fair value assumptions related to options granted during the year ended March 31, 2016 were as follows:

2016
Exercise Price	$5.91
Volatility	50.00%
Risk Free Rate	0.22%
Vesting Period (years)	0.5
Forfeiture Rate	0.00%
Expected Life (in years)	1.00
Dividend Rate	0%

As of June 30, 2016, total unrecognized stock-based compensation expense related to all unvested stock options was $293,000, which is expected to be expensed over a weighted average period of 2.2 years.

10.	INCOME TAXES

We utilize our estimated annual effective tax rate to determine our provision (benefit) for income taxes for interim periods. The income tax provision (benefit) is computed by taking the estimated annual effective tax rate and multiplying it by the year to date pre-tax book income (loss). We recorded income tax benefits of $51,000 and $114,000 for the three months ended June 30, 2016 and 2015, respectively. Our effective tax rate was 6.8% and 52.1% for the quarters ended June 30, 2016 and June 30, 2015, respectively. The effective tax rate for the three months ended June 30, 2016 differs from the statutory rate of 34% as a result of state taxes (net of federal benefit) and the net change in valuation allowance against the net deferred tax asset the Company believes is not more likely than not to be realized.

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

As of June 30, 2016, there was no liability for income tax associated with unrecognized tax benefits. The Company recognizes accrued interest related to unrecognized tax benefits as well as any related penalties in interest income or expense in its consolidated condensed statements of operations, which is consistent with the recognition of these items in prior reporting periods.

With few exceptions, the Company is no longer subject to U.S. federal, state, local, and non-U.S. income tax examination by tax authorities for tax years before 2011.

11.	EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed on the basis of the weighted average number of common shares outstanding.  Diluted earnings (loss) per share is computed on the basis of the weighted average number of common shares outstanding plus the potentially dilutive effect of outstanding stock options using the “treasury stock” method.

Reconciliations between the numerator and the denominator of the basic and diluted earnings (loss) per share computations for the three months ended June 30, 2016 and 2015 are as follows:

	Three Months Ended June 30, 2016
	Net Loss (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands)
Basic and diluted loss per share	$(691)	5,633	$(0.12)

	Three Months Ended June 30, 2015
	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands)
Basic and diluted loss per share	$(105)	5,565	$(0.02)

Basic and diluted loss per share are the same in periods of a net loss, because common share equivalents are anti-dilutive when a net loss is recorded. Diluted earnings per share does not include the impact of common stock options totaling 45,000 and 105,000 for the three months ended June 30, 2016 and 2015, respectively, as the effect of their inclusion would be anti-dilutive.

12.	CONCENTRATIONS OF RISK

Concentration of Accounts Receivable and Revenues

At June 30, 2016 51.7% of the Company’s accounts receivable was comprised of two customer balances of 33.3% and 18.4%, respectively. At March 31, 2016 44.4% of the Company’s accounts receivable was comprised of two customer balances of 30.7% and 13.4%, respectively. There was one customer with sales equaling or exceeding 10% of our total net sales for the three months ended June 30, 2016 and 2015, respectively.

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

Results of Operations

The following tables present selected consolidated financial data for each of the periods indicated ($ in thousands):

	Three Months Ended
	June 30, 2016	June 30, 2015
Net sales	$7,322	$7,594
Net sales decrease	(3.6)%
Gross profit	$2,821	$2,924
Gross profit as % of net sales	38.5%	38.5%
Operating expenses	$3,431	$3,119
Operating expenses as % of net sales	46.9%	41.1%
Operating loss	$(610)	$(195)
Operating loss as % of net sales	(8.3)%	(2.6)%
Income tax benefit	$(51)	$(114)
Net loss	$(691)	$(105)

Net sales by product
Packaged sales
Astaxanthin packaged	$3,648	$4,509
Astaxanthin packaged sales increase	(19.1)%
Spirulina packaged	$1,581	$1,581
Spirulina packaged sales increase	0.0%
Total Packaged sales	$5,229	$6,090
Total Packaged sales increase	(14.1)%

Bulk sales
Astaxanthin bulk	$418	$334
Astaxanthin bulk sales decrease	25.1%
Spirulina bulk	$1,675	$1,170
Spirulina bulk sales increase	43.2%
Total Bulk sales	$2,093	$1,504
Total Bulk sales decrease	39.2%

Comparison of the Three Months Ended June 30, 2016 and 2015

Net Sales Net sales declined 3.6% for the quarter, driven by a 14% decrease in our packaged products, offset by a 39% increase in bulk sales. The decline in sales of packaged product compared to the same period last year is due to limits on the level of discounts offered in low margin channels in the current quarter, which resulted in lower sales volumes in these channels. This change, which resulted in a 19% decrease in astaxanthin sales and flat spirulina sales, is expected to improve profitability in the long run. Sales of our bulk products increased 39%, made up of a 43% increase in spirulina sales and a 25% increase in astaxanthin sales. The increase in bulk astaxanthin sales was driven by increased levels of inventory available for sale. International sales represented 35% of net sales for the three months ended June 30, 2016 compared to 35% for the same period last year

Gross Profit Our gross profit as a percent of net sales remained unchanged compared to the same period last year. The current period was unfavorably impacted by the higher percentage of bulk sales this quarter, which deliver a lower gross profit percent. We recognized non-inventoriable costs this quarter of $0.03 million resulting from lower than normal astaxanthin production. There were $0.2 million of non-inventoriable costs in the first quarter of fiscal year 2016 related to start-up costs on our extraction facility.

Operating Expenses Operating expenses increased $0.3 million for the first quarter of fiscal 2017 compared to the same period in fiscal 2016.  Included in this is an increase in general and administrative expenses of $0.5 million, or 41%, due to an increase in legal fees of $0.5 million. Sales and marketing expenses decreased $0.2 million, or 10%, due primarily to a realignment of costs to support our business channels.

Income Taxes We recorded an income tax benefit of $0.05 million in the current quarter compared to $0.1 million for the same period in fiscal 2015. Our effective tax rate was 6.8% for the current quarter and 52.1% for the same period last year. The change in effective tax relates primarily to the current period change in valuation allowance against the net deferred tax asset we believe is not more likely than not to be realized.

Liquidity and Capital Resources

Cash Flows The following table summarizes our cash flows for the periods indicated ($ in thousands):

	Three months ended June 30
	2016	2015
Total cash provided by (used in):
Operating activities	$172	$(233)
Investing activities	(170)	(934)
Financing activities	312	443

Increase (decrease) in cash	$314	$(724)

Cash provided by operating activities increased $0.4 million compared to the same period last year due to an decrease in accounts receivable, offset by increased inventory levels and a higher net loss for the quarter compared to the same period in the prior year.

Cash used in investing activities in the current quarter includes costs for leasehold improvements and equipment acquisitions at our Kona facility.

Cash provided by financing activities consists of $0.6 million in proceeds from a short-term loan, offset by principal payments on debt in the normal course of business.

Sources and Uses of Capital

At June 30, 2016, our working capital was $6.0 million, a decrease of $0.5 million compared to March 31, 2016. The decrease is due primarily to the borrowings under the short-term loan agreement executed May 2016 offset by higher inventory levels.

On May 27, 2016, we executed a short term loan agreement in the amount of $0.6 million with First Foundation Bank. This loan has a maturity date of December 3, 2016. Proceeds of this loan were used to fund short-term working capital needs. We expect to finalize a $2.0 million revolving line of credit with the lender. Upon finalizing the line of credit, proceeds of this loan will be used to repay the $0.6 million short term loan.

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

Our strategic direction has been to position the Company as a world leader in the production and marketing of high-value natural products from microalgae. We are vertically aligned, producing raw materials in the form of microalgae processed at our 90-acre facility in Hawaii, and integrating those raw materials into finished products. In fiscal 2017, our primary focus is on building our consumer brands, increasing our astaxanthin production volume and improving the consistency of our production for both astaxanthin and spirulina. We will continue to put emphasis on our Nutrex Hawaii consumer products to introduce them to a broader consumer market, and leverage our experience and reputation for quality, building nutritional brands which promote health and well-being. The foundation of our nutritional products is naturally cultivated Hawaiian Spirulina Pacifica® in powder and tablet form; and BioAstin® Hawaiian Astaxanthin™ antioxidant in extract and softgel caplet form. Information about our Company and our products can be viewed at www.cyanotech.com and www.nutrex-hawaii.com. Consumer products can also be purchased online at www.nutrex-hawaii.com.

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

Our future results of operations and the other forward-looking statements contained in this Outlook, in particular the statements regarding revenues, gross margin and capital spending, involve a number of risks and uncertainties. In addition to the factors discussed above, any of the following could cause actual results to differ materially: business conditions and growth in the natural products industry and in the general economy; changes in customer order patterns; changes in demand for natural products in general; changes in weather conditions; competitive factors, such as increased production capacity from competing spirulina and astaxanthin producers and the resulting impact, if any, on world market prices for these products; government actions and increased regulations both domestic and foreign; shortage of manufacturing capacity; and other factors beyond our control. Risk factors are discussed in detail in Part II, Item 1A of this quarterly report and in Part I, Item 1A of our Form 10-K report for the year ended March 31, 2016.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our interim chief executive officer (“CEO”) and chief financial officer (“CFO”), we have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15(d)-15(e) of the Exchange Act as of the end of the period covered by this Report. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our interim CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

 Management’s Report on Internal Control over Financial Reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management evaluated the effectiveness of our internal control over financial reporting as of June 30, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control - Integrated Framework” (2013 Framework). Based on that assessment, management concluded that our internal control over financial reporting was effective as of June 30, 2016.

Changes to Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls.

Our management, including our interim Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all errors and all fraud. A control system no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within a company are detected. The inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistakes. Controls can also be circumvented by the individual acts of some persons, or by collusion of two or more people. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

This Form 10-Q should be read in conjunction with Item 9A “Controls and Procedures” of the Company’s Form 10-K for the fiscal year ended March 31, 2016, filed June 23, 2016.

PART II.     OTHER INFORMATION

Item 1.     Legal Proceedings

From time to time the Company may become party to lawsuits and claims that arise in the ordinary course of business relating to employment, intellectual property, and other matters. There were no significant legal matters outstanding at June 30, 2016.

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

The Board of Directors of the Company has formed a Special Committee comprised of independent directors to investigate, review and analyze the Meridian allegations and provide its recommendations to the Board. The Special Committee’s investigation remains ongoing at this time, but the Special Committee has determined in connection with this investigation that the shares of Company Common Stock owned by RSF are held by RSF in an endowment fund for the benefit of Ginungagap Foundation, a non-profit corporation incorporated in 2004 for the stated purpose of supporting RSF and the Tides Foundation. The terms of the written agreement between Ginungagap and RSF regarding the endowment permit Ginungagap to make non-binding recommendations to RSF with regards to the investment of the endowment fund and request grants from that fund to Ginungagap, but do not provide Ginungagap the authority to vote or dispose of the shares held by RSF. Pursuant to the terms of the bylaws of Ginungagap, two of the directors of Ginungagap are appointed by RSF and one is appointed by Skywords Family Foundation, a charitable foundation affiliated with Mr. Davis. Mr. Davis serves as the president of Ginungagap and as the director appointed by Skywords Family Foundation. Once the Special Committee’s investigation has been completed, it will report to the Board regarding its conclusions and recommendations.

Item 1A.     Risk Factors

For a discussion of the risk factors relating to our business, please refer to Part I, Item 1A of our Form 10-K for the year ended March 31, 2016, which is incorporated by reference herein, in addition to the following information.

Our three largest shareholders own a substantial portion of our common stock and could exert substantial influence over our business, particularly if any of them choose to work together.

Our three largest shareholders collectively own approximately 46.3% of our common stock. According to publicly filed beneficial ownership reports, Michael Davis, chairman of our board of directors, beneficially held 1,096,658 of shares representing a 19.4% beneficial ownership, the Rudolph Steiner Foundation, or RSF, beneficially owned 767,133 shares representing a 13.6% beneficial ownership, and Meridian OHC Partners held 749,610 shares representing a 13.3% beneficial ownership. The shares held by RSF were originally donated by a foundation affiliated with Mr. Davis or acquired from the proceeds of donations made by that foundation. As further described in Part II, Item 1 of this report (Legal Proceedings), Meridian OHC Partners, LP has alleged that the shares held by Mr. Davis and RSF constitute an undisclosed group under the federal securities laws with respect to their shares of common stock. This allegation is being investigated by a special committee appointed by our board of directors. Our significant stockholders, particularly if they choose to work together, may have the ability to exert significant influence over our business policies and affairs on matters submitted to our stockholders for approval, such as the election or removal of directors, amendments to our certificate of incorporation, the approval of a business combination or certain corporate financing activities. The interests of our significant stockholders could differ from those of other stockholders in ways that could be adverse to the interests of other shareholders. For example, this concentration of ownership could have the effect of delaying or preventing a change of control of our company even if such a transaction is at a premium to the prevailing market price of our common stock and is supported by other shareholders. Concentration of ownership could also harm the market price of our common stock because investors may perceive disadvantages in owning stock in a company that a substantial portion of common stock is controlled by a small number of stockholders.

Some provisions of our charter documents and Nevada law may discourage an acquisition of us by others, even if the acquisition may be in the best interest of our stockholders.

Provisions in our Restated Articles of Incorporation and Amended and Restated Bylaws, as well as certain provisions of Nevada law, could make it more difficult for a third-party to acquire us, even if doing so may benefit our stockholders. These provisions include the authorization of “blank check” preferred stock, the rights, preferences and privileges of which may be established and shares of which may be issued by our board of directors at its discretion from time to time and without stockholder approval.

Because we are incorporated in Nevada, we may be governed by Nevada’s statutes governing combinations with interested stockholders and control share acquisitions, which may discourage, delay or prevent someone from acquiring us or merging with us, whether or not it is desired by or beneficial to our stockholders. We have not opted out of the application of these laws but may elect to opt out in the future. Under Nevada’s laws governing combinations with interested stockholders, a Nevada corporation may not, in general, engage in certain types of business combinations with any beneficial owner of 10% or more of the corporation’s voting shares or an affiliate of the corporation who at any time within two years immediately prior to the date in question was the beneficial owner of 10% or more of the corporation’s voting shares, unless the holder has held the stock for two years or the board of directors approved the beneficial owner’s acquisition of its shares, the board of directors approved the transaction before the beneficial owner acquired its shares, or holders of at least a majority of the outstanding voting power approve the transaction after the beneficial owner acquired its shares. In addition, Nevada’s control share acquisition laws prohibit a purchaser of the shares of an issuing corporation from voting those shares, under certain circumstances and subject to certain limitations, after crossing specified threshold ownership percentages, unless the purchaser obtains the approval of the issuing corporation’s disinterested stockholders.

Any provision of our Restated Articles of Incorporation or Amended and Restated Bylaws or of Nevada law that is applicable to us that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock in the event that a potentially beneficial acquisition is discouraged, and could also affect the price that some investors are willing to pay for our common stock.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults upon Senior Securities

None.

Item 5.    Other Information

None.

Item 6.    Exhibits

a)     The following exhibits are furnished with this report:

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of August 15, 2016.

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of August 15, 2016.

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed as of August 15, 2016.

99.1	Press Release dated August 15, 2016

101

The following financial statements from Cyanotech Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYANOTECH CORPORATION
(Registrant)

August 15, 2016	By:	/s/ Gerald R. Cysewski
(Date)		Gerald R. Cysewski
Interim President and Chief Executive Officer; Director

August 15, 2016	By:	/s/ Jole E. Deal
(Date)		Jole E. Deal
Vice President — Finance & Administration and CFO
(Principal Financial and Accounting Officer)

 EXHIBIT INDEX

Exhibit Number	Description

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of August 15, 2016.

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of August 15, 2016.

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed as of August 15, 2016.

99.1	Press Release dated August 15, 2016

101

The following financial statements from Cyanotech Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements