Form 10-Q
period 2016-09-30
CYANOTECH CORP
filed 2016-11-10
CIK 768408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended September 30, 2016

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Number of common shares outstanding as of November 10, 2016:

Title of Class	Shares Outstanding
Common stock - $0.02 par value	5,668,881

CYANOTECH CORPORATION

FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

CYANOTECH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands except per share amounts)

(Unaudited)

	September 30, 2016	March 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$2,055	$1,240
Accounts receivable, net of allowance for doubtful accounts of $49 at September 30, 2016 and $136 at March 31, 2016	3,053	2,983
Inventories, net	7,459	7,856
Deferred tax assets	74	74
Prepaid expenses and other current assets	761	502
Total current assets	13,402	12,655

Equipment and leasehold improvements, net	17,145	17,796
Other assets	374	392
Total assets	$30,921	$30,843

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$611	$—
Current maturities of long-term debt	605	574
Customer deposits	50	117
Accounts payable	4,184	4,000
Accrued expenses	1,503	1,430
Total current liabilities	6,953	6,121

Long-term debt, net	6,549	6,790
Deferred tax liabilities	74	74
Deferred rent	38	30
Total liabilities	13,614	13,015

Commitments and contingencies

Stockholders’ equity:
Preferred stock of $0.01 par value, authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock of $0.02 par value, shares authorized 50,000,000; 5,668,881 shares issued and outstanding at September 30, 2016 and 5,599,797 shares at March 31, 2016	113	112
Additional paid-in capital	31,656	31,585
Accumulated deficit	(14,462)	(13,869)
Total stockholders’ equity	17,307	17,828

Total liabilities and stockholders’ equity	$30,921	$30,843

See Accompanying Notes to Condensed Consolidated Financial Statements.

CYANOTECH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015

NET SALES	$9,862	$8,516	$17,184	$16,110
COST OF SALES	5,977	5,416	10,478	10,086
Gross profit	3,885	3,100	6,706	6,024

OPERATING EXPENSES:
General and administrative	2,032	1,486	3,739	2,696
Sales and marketing	1,470	1,616	3,025	3,348
Research and development	152	166	318	343
Gain on disposal of equipment and leasehold improvements	(16)	(29)	(13)	(29)
Total operating expenses	3,638	3,239	7,069	6,358

Income (loss) from operations	247	(139)	(363)	(334)

Interest expense, net	(122)	(51)	(253)	(75)

Income (loss) before income taxes	125	(190)	(616)	(409)

INCOME TAX EXPENSE (BENEFIT)	26	(204)	(24)	(318)

NET INCOME (LOSS)	$99	$14	$(592)	$(91)

NET INCOME (LOSS) PER SHARE:
Basic	$0.02	$0.00	$(0.10)	$(0.02)
Diluted	$0.02	$0.00	$(0.10)	$(0.02)

SHARES USED IN CALCULATION OF NET INCOME (LOSS) PER SHARE:
Basic	5,657	5,568	5,645	5,566
Diluted	5,727	6,047	5,645	5,566

See Accompanying Notes to Condensed Consolidated Financial Statements.

CYANOTECH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended September 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(592)	$(91)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on disposal of equipment and leasehold improvements	(13)	(29)
Depreciation and amortization	1,007	637
Amortization of debt issue costs and other assets	28	29
Share based compensation expense	215	324
Provision for doubtful accounts	(87)	22
Deferred income tax benefit	—	(338)
Net (increase) decrease in assets:
Accounts receivable	17	(990)
Inventories	397	(491)
Prepaid expenses	(259)	(146)
Other assets	—	39
Net increase (decrease) in liabilities:
Customer deposits	(67)	66
Accounts payable	184	1,068
Accrued expenses	73	36
Deferred rent	8	(1)
Net cash provided by operating activities	911	135

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from restricted cash	—	486
Investment in equipment and leasehold improvements	(277)	(3,214)
Net cash used in investing activities	(277)	(2,728)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short term notes payable	600	500
Net draw down on line of credit	611	—
Payment of short term notes payable	(600)	(500)
Proceeds from long-term debt, net of costs	—	2,580
Capitalized leases	(35)	(174)
Payments for debt issuance costs	—	94
Principal payments on long-term debt	(252)	(122)
Payments in stock withheld for tax payment on issuance	(147)	—
Proceeds from stock options exercised	4	51
Net cash provided by financing activities	181	2,429

Net increase (decrease) in cash and cash equivalents	815	(164)

Cash and cash equivalents at beginning of period	1,240	2,226

Cash and cash equivalents at end of period	$2,055	$2,062

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$213	$180
Income taxes	$—	$21

See Accompanying Notes to Condensed Consolidated Financial Statements.

CYANOTECH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

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

Recent Accounting Pronouncements

In August 2016, FASB issued Accounting Standards Update (“ASU”) 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU No. 2016-15”). This ASU clarifies and provides specific guidance on eight cash flow classification issues that are not currently addressed by current GAAP and thereby reduces the current diversity in practice. ASU No. 2016-15 is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2017, with early application permitted. This guidance is applicable to the Company's fiscal year beginning March 1, 2018. The Company does not anticipate that this guidance will have a material impact on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU No. 2016-09”). This ASU makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation, and the financial statement presentation of excess tax benefits or deficiencies. ASU No. 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. The standard is effective for interim periods beginning after December 15, 2016, with early adoption permitted. The Company expects to adopt this guidance when effective and is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” (“ASU No. 2016-08”), which clarified the revenue recognition implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing”, which clarified the revenue recognition guidance regarding the identification of performance obligations and the licensing implementation. In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients”, which narrowly amended the revenue recognition guidance regarding collectability, noncash consideration, presentation of sales tax and transition. ASU No. 2016-08, ASU No. 2016-10 and ASU No. 2016-12 are effective during the same period as ASU No. 2014-09, Revenue from Contracts with Customers, which is effective for annual reporting period beginning after December 15, 2017, with the option to adopt one year earlier. The Company does not intend to adopt the new guidance early and is in the process of evaluating the effect that the adoption of ASU No. 2016-08, ASU No. 2016-10 and ASU No. 2016-12 will have on its consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU No. 2016-02”): The principle objective of ASU No. 2016-02 is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet. ASU No. 2016-02 continues to retain a distinction between finance and operating leases but requires lessees to recognize a right-of-use asset representing its right to use the underlying asset for the lease term and a corresponding lease liability on the balance sheet for all leases with terms greater than twelve months. ASU No. 2016-02 is effective for fiscal years and interim periods beginning after December 15, 2018. Early adoption of ASU No. 2016-02 is permitted. Entities are required to apply the amendments at the beginning of the earliest period presented using a modified retrospective approach. The Company is currently assessing the impact that this standard may have on its consolidated financial statements and related disclosures.

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

In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date”, which defers the effective date of ASU 2014-09 by one year to December 15, 2017 for interim and annual reporting periods beginning after that date, and permitted early adoption of the standard, but not before the original effective date. The Company expects to adopt this guidance when effective and is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

In July 2015, the FASB issued ASU No. 2015-11, “Inventory: Simplifying the Measurement of Inventory”, that requires inventory not measured using either the last in, first out (LIFO) or the retail inventory method to be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable cost of completion, disposal, and transportation. The new standard will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, and will be applied prospectively. Early adoption is permitted. The Company is evaluating the impact that this standard will have on its consolidated financial statements and related disclosures.

In April 2015, the FASB issued ASU No. 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”, which requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the debt liability rather than as an asset. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015. The Company adopted this standard on a retroactive basis on June 30, 2016 and prior period amounts have been reclassified to conform to the current period presentation. As of September 30, 2016 and March 31, 2016, net debt issuance costs of $285,000 and $304,000, respectively, were reclassified in the Condensed Consolidated Balance Sheet from non-current other assets to non-current portion of long term debt.

Other recently issued accounting pronouncements did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

2.	INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. Inventories consist of the following:

	September 30, 2016	March 31, 2016
	(in thousands)
Raw materials	$445	$375
Work in process	3,565	3,782
Finished goods (1)	3,302	3,543
Supplies	147	156
Inventories, net	$7,459	$7,856

(1)	Net of reserve for obsolescence of $8,000 at September 30, 2016 and March 31, 2016, respectively.

The Company recognizes abnormal production costs, including fixed cost variances from normal production capacity, as an expense in the period incurred. Non-inventoriable fixed costs of $ 73,000 and $101,000 were charged to cost of sales for the three and six months ended September 30, 2016, respectively. $83,000 of non-inventoriable fixed costs and $225,000 of extraction operations start-up costs were charged to cost of sales for the three months ended September 30, 2015. $395,000 of extraction operations start-up costs and $127,000 of non-inventoriable fixed costs were charged to cost of sales for the six months ended September 30, 2015.

3.	EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

Equipment and leasehold improvements are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives for equipment and furniture and fixtures, or the shorter of the land lease term or estimated useful lives for leasehold improvements as follows:

	Years
Equipment	3	to	10
Furniture and fixtures	3	to	7
Leasehold improvements	10	to	25

Equipment and leasehold improvements consist of the following:

	September 30, 2016	March 31, 2016
	(in thousands)
Equipment	$17,418	$17,040
Leasehold improvements	13,887	13,797
Furniture and fixtures	376	354
	31,681	31,191
Less accumulated depreciation and amortization	(14,985)	(14,067)
Construction-in-progress	449	672
Equipment and leasehold improvements, net	$17,145	$17,796

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amount to forecasted undiscounted future cash flows expected to be generated by the asset. If the carrying amount exceeds its estimated future cash flows, then an impairment charge is recognized to the extent that the carrying amount exceeds the asset’s fair value. Management has determined no asset impairment existed as of September 30, 2016. The Company recognized a gain on disposal of assets in the amount of $16,000 and $13,000 for the three and six months ended September 30, 2016, respectively. The Company recognized a gain on disposal of assets in the amount of $29,000 and $29,000 for the three and six months ended September 30, 2015, respectively.

The Company has no capitalized interest for the three and six months ended September 30, 2016. $78,000 and $137,000 of interest was capitalized for the three and six month period ended September 30, 2015, respectively.

4.	NOTES PAYABLE

Line of Credit

On August 30, 2016, the Revolving Credit Agreement (the “Credit Agreement”), which the Company and First Foundation Bank (“the Bank”) entered into on June 3, 2016, became effective after the Company and the Bank received the necessary approvals from the State of Hawaii to secure the lien on the Company’s leasehold property in Kona. The Credit Agreement allows the Company to borrow up to $2,000,000 on a revolving basis. Borrowings under the Credit Agreement bear interest at the Wall Street Journal prime rate + 2%, floating. The Credit Agreement’s initial term expires on August 30, 2017, and the term may be extended at the Bank’s sole discretion. The Credit Agreement includes various covenants as defined in the Credit Agreement. The Credit Agreement also contains standard acceleration provisions in the event of a default by the Company. Proceeds from the revolving line were used to repay a $600,000 short-term loan from First Foundation Bank. At September 30, 2016, the Company had borrowed $611,000 and had $1,389,000 available on the line.

The Credit Agreement grants the Bank the following security interests in the Company’s property: (a) a lien on the Company’s leasehold interest in its Kona facility; (b) an assignment of the Company’s interest in leases and rents on its Kona facility; and (c) a security interest in all fixtures, furnishings and equipment related to or used by the Company at the Kona facility. Each security interest is further subject to the terms of the Credit Agreement.

5.	ACCRUED EXPENSES

Accrued expenses consist of the following:

	September 30, 2016	March 31, 2016
	(in thousands)
Wages, bonus and profit sharing	$836	$972
Legal	386	95
Use tax	141	140
Customer rebates	—	74
Rent and utilities	66	49
Other expenses	74	100
Total accrued expenses	$1,503	$1,430

6.	LONG-TERM DEBT

Long-term debt consists of the following:

	September 30, 2016	March 31, 2016
	(in thousands)
Long-term debt	$7,439	$7,668
Less current maturities	(605)	(574)
Long-term debt, excluding current maturities	6,834	7,094
Less unamortized debt issuance costs	(285)	(304)
Total long-term debt, net of current maturities and unamortized debt issuance costs	$6,549	$6,790

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

The provisions of the 2015 Loan Agreement require the payment of principal and interest until its maturity on September 1, 2022, the obligation fully amortizes over seven (7) years. Interest on the 2015 Loan accrues on the outstanding principal balance at an annual variable rate equal to the published Wall Street Journal prime rate (3.50% at September 30, 2016) plus 2.0% and is adjustable on the first day of each calendar quarter and fixed for that quarter. At no time shall the annual interest rate be less than 6.00%. The 2015 Loan has a prepayment penalty of 5% for any prepayment made prior to the first anniversary of the date of the 2015 Loan Agreement, which penalty is reduced by 1% each year thereafter until the fifth anniversary of such date, after which there is no prepayment penalty. The balance under the 2015 Loan was $2,204,000 and $2,354,000 at September 30, 2016 and March 31, 2016, respectively.

The 2015 Loan includes a one-time origination and guaranty fee totaling $113,900 and an annual renewal fee payable in the amount of 0.50% of the USDA guaranteed portion of the outstanding principal balance as of December 31 of each year, beginning December 31, 2015. The amount of unamortized debt issuance cost was $93,000 and $102,000 as September 30, 2016 and March 31, 2016, respectively. The USDA has guaranteed 80% of all amounts owing under the 2015 Loan. The Company is subject to financial covenants and customary affirmative and negative covenants.

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

The provisions of the Loan Agreement required the payment of interest only for the first 12 months of the term; thereafter, and until its maturity on August 14, 2032, the obligation fully amortizes over nineteen (19) years. Interest on the Loan accrues on the outstanding principal balance at an annual variable rate equal to the published Wall Street Journal prime rate (3.50% at September 30, 2016) plus 1.0% and is adjustable on the first day of each calendar quarter and fixed for that quarter. At no time shall the annual interest rate be less than 5.50%. The Loan has a prepayment penalty of 5% for any prepayment made prior to the first anniversary of the date of the Loan Agreement, which penalty is reduced by 1% each year thereafter until the fifth anniversary of such date, after which there is no prepayment penalty. The balance under this Loan was $4,954,000 and $5,049,000 at September 30, 2016 and March 31, 2016, respectively. Proceeds from the Loan were classified as restricted cash until drawn upon to acquire new processing equipment and leasehold improvements.

The Loan Agreement included a one-time origination and guaranty fees totaling $214,500 and an annual renewal fee payable in the amount of 0.25% of the USDA guaranteed portion of the outstanding principal balance as of December 31 of each year, beginning December 31, 2012. The amount of unamortized debt issuance cost was $193,000 and $202,000 as September 30, 2016 and March 31, 2016, respectively. The USDA has guaranteed 80% of all amounts owing under the Loan. The Company is subject to financial covenants and customary affirmative and negative covenants.

Capital Leases

The Company has four capital leases providing for $364,000 in equipment, secured by the equipment financed. The capital leases mature at various dates between March 2018 and March 2021and are payable in 60 equal monthly payments, except for one which is payable in 36 equal payments. The interest rates under these capital leases range from 4.18% to 12.90%. The balance under these leases was $281,000 and $261,000 at September 30, 2016 and March 31, 2016, respectively.

Future principal payments under the term loans and capital lease agreements as of September 30, 2016 are as follows:

Payments Due	(in thousands)
Next 12 Months	$605
Year 2	626
Year 3	640
Year 4	655
Year 5	655
Thereafter	4,258
Total principal payments	$7,439

7.	OPERATING LEASES

The Company leases facilities, equipment and land under operating leases expiring through 2035. The land lease provides for contingent rentals in excess of minimum rental commitments based on a percentage of the Company’s sales. Management has accrued for the estimated contingent rent as of September 30, 2016.

Future minimum lease payments under all non-cancelable operating leases at September 30, 2016 are as follows:

Payments Due	(in thousands)
Next 12 Months	$610
Year 2	608
Year 3	617
Year 4	581
Year 5	526
Thereafter	4,556
Total minimum lease payments	$7,498

8.	COMMITMENTS AND CONTINGENCIES

On May 24, 2016, one of our shareholders, Meridian OHC Partners, LP, initiated an action in the United States District Court, District of Nevada, entitled Meridian OHC Partners, LP vs. Cyanotech Corporation, Michael Davis and Rudolf Steiner Foundation (RSF), Inc. The operative amended complaint makes certain derivative claims on behalf of the Company, direct claims on behalf of Meridian, and alleges, among other things, (i) that there were deficiencies in the beneficial ownership reports of Mr. Davis, the Chairman of our Board of Directors, and RSF, a shareholder of the Company, including that Mr. Davis and RSF are an undisclosed group with respect to their shares of Company Common Stock, and (ii) that Mr. Davis has breached fiduciary duties to the Company. Meridian seeks, among other things, declaratory and injunctive relief to reform this conduct.

On August 26, 2016, the Company moved to dismiss Meridian’s initial complaint on the ground that Meridian lacked standing to proceed derivatively on behalf of the Company. In response, on September 19, 2016, Meridian filed an amended complaint. On November 4, 2016, the Company filed a motion to dismiss the amended complaint, again arguing that Meridian lacks standing to proceed derivatively on behalf of the Company.

As previously disclosed, the Board of Directors of the Company formed a Special Committee comprised of independent directors to investigate, review and analyze the Meridian allegations and provide its recommendations to the Board. The Special Committee completed its investigation and presented its findings and recommendations to the Board on September 2, 2016. The special committee concluded, among other things, that (i) Mr. Davis should be filing his reports pursuant to Section 13 of the Exchange act (“Section 13”) on schedule 13D rather than on the short form schedule 13G; (ii) it has not found sufficient information to conclude that a “group” exists under Section 13; and (iii) it has not found any material corporate governance issues. The Special Committee did not recommend that the Board take legal action in response to Meridian’s allegations. The Board unanimously approved the findings and adopted the recommendations of the Special Committee. Additional details regarding the Special Committee’s findings and recommendations are set forth in the Company’s Form 8-K filed with the SEC on September 9, 2016.

On March 31, 2016, the Company entered into a Separation Agreement and Release of Claims (the “Separation Agreement”), pursuant to which Brent Bailey, now-former CEO, resigned from the Company effective as of the date of the Separation Agreement. Under the Separation Agreement, Mr. Bailey was eligible to receive (i) an aggregate of $325,000 in separation payments, payable monthly through the end of April 2017, and (ii) up to 155,000 shares of the Company’s Common Stock, to be granted in two tranches. On April 29, 2016, the Company issued 48,467 shares of its Common Stock to Mr. Bailey in accordance with the Separation Agreement. On October 19, 2016 (the “Notification Date”), the Board notified Brent Bailey that, as a result of Mr. Baileys material breach of certain provisions of the Separation Agreement and his Employment Letter Agreement, dated November 5, 2010, the Board has exercised its right to terminate all future severance payments, healthcare benefits and share grants that would otherwise be payable to Mr. Bailey under the Separation Agreement, effective as of the Notification Date. In connection with the Separation and Release of Claims, the Company accrued separation expenses of $216,000 as of September 30, 2016. By letter dated October 27, 2016, Mr. Bailey informed the Company that he disputes the Company’s termination of his benefits, and he intends to initiate the mediation procedures set forth in the Separation Agreement.

From time to time, the Company may be involved in other litigation and investigations relating to claims and matters arising out of its operations in the normal course of business. The Company believes that it currently is not a party to any legal proceedings which, individually or in aggregate, would have a material effect on its consolidated financial position, results of operations or cash flows.

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

Stock Options

As of September 30, 2016, the Company had two equity-based compensation plans: the 2016 Cyanotech Equity Incentive Plan (the “2016 Plan”) and the 2014 Independent Director Stock Option and Restricted Stock Grant Plan (the “2014 Directors Plan”). The Company has also issued stock options, which remain outstanding as of September 30, 2016, under two equity-based compensation plans which have expired according to their terms: the 2005 Stock Option Plan (the “2005 Plan”) and the 2004 Independent Director Stock Option and Stock Grant Plan (the “2004 Directors Plan”). These plans allowed the Company to award stock options and shares of restricted common stock to eligible employees, certain outside consultants and independent directors.

On August 25, 2016, the Company’s shareholders approved the 2016 Plan as a successor to the 2005 Plan, authorizing the Board of Directors to provide incentive to the Company’s officers, employees and certain independent consultants through equity based compensation in the form of stock options, restricted stock, restricted stock units, stock appreciation rights and other stock based awards (together, “Stock Awards”) and performance shares and performance units (together “Performance Awards”). Awards under the 2016 Plan are limited to the authorized amount of 1,300,000 shares, up to 600,000 of which are available for issuance in connection with Performance Awards and Stock Awards. As of September 30, 2016, there were 1,300,000 shares available for grant under the 2016 Plan.

On August 28, 2014, the Company’s shareholders approved the 2014 Directors Plan authorizing the Board of Directors to provide incentive to the Company’s independent directors through equity based compensation in the form of stock options and restricted stock. Awards under the 2014 Directors Plan are limited to the authorized amount of 350,000 shares. As of September 30, 2016, there were 289,124 shares available for grant under the 2014 Directors Plan.

The 2005 Plan and the 2004 Directors Plan have expired, and therefore no additional awards will be issued under those plans.

The following table presents shares authorized, available for future grant and outstanding under each of the Company’s plans:

	As of September 30, 2016
	Authorized	Available	Outstanding

2016 Plan	1,300,000	1,300,000	—
2014 Plan	350,000	289,124	12,000
2005 Plan	—	—	642,500
2004 Directors Plan	—	—	12,000
Total	1,650,000	1,589,124	666,500

All stock option grants made under equity-based compensation plans were issued at exercise prices no less than the Company’s closing stock price on the date of grant. Options under the 2005 Plan and 2014 Directors Plan were determined by the Board of Directors or the Stock Option and Compensation Committee of the Board in accordance with the provisions of the respective plans.  The terms of each option grant include vesting, exercise, and other conditions are set forth in a Stock Option Agreement evidencing each grant. No option can have a life in excess of ten (10) years.  The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model. The model requires various assumptions, including a risk-free interest rate, the expected term of the options, the expected stock price volatility over the expected term of the options and the expected dividend yield. Compensation expense for employee stock options is recognized ratably over the vesting term. Compensation expense recognized for options issued under the 2005 Plan was $58,000 and $136,000 for the three and six months ended September 30, 2016, respectively. Compensation expense recognized for options issued under the 2005 Plan was $161,000 and $324,000 for the three and six months ended September 30, 2015, respectively. Compensation expense recognized for options issued under the 2014 Directors Plan was $1,000 and $1,500 for the three and six months ended September 30, 2016. Compensation expense recognized for restricted stock issued under the 2014 Directors Plan was $78,000 for the three and six months ended September 30, 2016. No compensation expense was recognized under the 2014 Directors Plan for the three and six months ended September 30, 2015. All share-based compensation has been classified as general and administrative expense in the consolidated statement of operations.

A summary of option activity under the Company’s stock plans for the six months ended September 30, 2016 is presented below:

Option Activity	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at March 31, 2016	685,000	$4.65	5.7	$566,323
Granted	6,000	$4.08
Exercised	(1,500)	$3.11
Forfeited	(23,000)	$5.02
Outstanding at September 30, 2016	666,500	$4.63	5.2	$136,596
Exercisable at September 30, 2016	578,000	$4.41	5.0	$136,596

The aggregate intrinsic value in the table above is before applicable income taxes and represents the excess amount over the exercise price optionees would have received if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price of $3.69 for such day.

A summary of the Company’s non-vested options for the six months ended September 30, 2016 is presented below:

Nonvested Options	Shares	Weighted Average Grant-Date Fair Value
Nonvested at March 31, 2016	171,250	$3.75
Granted	6,000	.83
Vested	(83,750)	3.29
Forfeited	(5,000)	3.48
Nonvested at September 30, 2016	88,500	$4.00

The following table summarizes the weighted average characteristics of outstanding stock options as of September 30, 2016:

			Outstanding Options			Exercisable Options
Range of Exercise Prices			Number of Shares	Remaining Life (Years)	Weighted Average Price	Number of Shares	Weighted Average Price
$1.60	-	$3.70	146,920	3.5	$2.76	146,920	$2.76
$3.71	-	$4.42	200,580	5.0	$3.82	194,580	$3.82
$4.43	-	$5.40	95,000	6.7	$5.00	66,500	$5.01
$5.41	-	$7.08	224,000	5.9	$6.42	170,000	$6.26
Total stock options			666,500	5.2	$4.64	578,000	$4.41

The range of fair value assumptions related to options granted during the six months ended September 30, 2016 were as follows:

2016
Exercise Price	$4.08
Volatility	51.13%
Risk Free Rate	0.60%
Vesting Period (years)	0.5
Forfeiture Rate	0.00%
Expected Life (in years)	1.00
Dividend Rate	0%

As of September 30, 2016, total unrecognized stock-based compensation expense related to all unvested stock options was $245,000, which is expected to be expensed over a weighted average period of 2.2 years.

10.	INCOME TAXES

We utilize our estimated annual effective tax rate to determine our provision (benefit) for income taxes for interim periods. The income tax provision (benefit) is computed by multiplying the estimated annual effective tax rate by the year to date pre-tax book income (loss). We recorded income tax expense of $26,000 and income tax benefit of $204,000 for the three months ended September 31, 2016 and 2015, respectively. We recorded income tax benefits of $24,000 and $318,000 for the six months ended September 30, 2016 and 2015, respectively. Our effective tax rate differs from the statutory rate of 34% as a result of non deductible stock option expense and the state taxes (net of federal benefit) and permanent differences. Our effective tax rate was 21.0% and 3.9% for the three and six months ended September 30, 2016, respectively, and 107.4% and 77.8% for the three and six months ended September 30, 2015, respectively. The effective tax rate for the three and six months ended September 30, 2016 differ from the statutory rate of 34% as a result of state taxes (net of federal benefit) and the net change in valuation allowance against the net deferred tax asset the Company believes is not more likely than not to be realized.

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

As of September 30, 2016, there was no liability for income tax associated with unrecognized tax benefits. The Company recognizes accrued interest related to unrecognized tax benefits as well as any related penalties in interest income or expense in its consolidated condensed statements of operations, which is consistent with the recognition of these items in prior reporting periods.

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

Reconciliations between the numerator and the denominator of the basic and diluted earnings per share computations for the three months ended September 30, 2016 and 2015 are as follows:

	Three Months Ended September 30, 2016
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands)
Basic income per share	$99	5,657	$0.02
Effect of dilutive securities—Common stock options	—	70	—
Diluted income per share	$99	5,727	$0.02

	Three Months Ended September 30, 2015
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands)

Basic income per share	$14	5,568	$0.00
Effect of dilutive securities — Common stock options	—	479	—
Diluted income per share	$14	6,047	$0.00

Reconciliations between the numerator and the denominator of the basic and diluted earnings per share computations for the six months ended September 30, 2016 and 2015 are as follows:

	Six Months Ended September 30, 2016
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands)
Basic and diluted loss per share	$(592)	5,645	$(0.10)

	Six Months Ended September 30, 2015
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands)
Basic and diluted loss per share	$(91)	5,566	$(0.02)

Basic and diluted earnings per share are the same in periods of a net loss, because common share equivalents are anti-dilutive when a net loss is recorded. Diluted earnings per share does not include the impact of common stock options totaling 6,000 and 134,063 for the three months ended September 30, 2016 and 2015, respectively, and 6,000 and 105,000 for the six months ended September 30, 2016 and 2015, respectively, as the effect of their inclusion would be anti-dilutive.

12.	CONCENTRATIONS OF RISK

   Concentration of Accounts Receivable and Revenues

At September 30, 2016, 58.7% of the Company’s accounts receivable was comprised of two customer balances of 48.2% and 10.5%, respectively. At March 31, 2016, 44.4% of the Company’s accounts receivable was comprised of two customer balances of 30.7% and 13.4%, respectively. International sales represented 27% and 31% of net sales for the three and six months ended September 30, 2016, respectively, compared to 29% and 28% for the same periods, respectively, a year ago. One customer accounted for 28% and 17% of total net sales for the three months ended September 30, 2016 and 2015, respectively, and accounted for 24% and 16% of total net sales for the six months ended September 30, 2016 and 2015, respectively.

 Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Report and other presentations made by the Company and its subsidiary contain “forward-looking statements,” which include statements that are predictive in nature, depend upon or refer to future events or conditions, and usually include words such as “expects,” “anticipates,” “intends,” “plan,” “believes,” “predicts”, “estimates” or similar expressions. In addition, any statement concerning future financial performance, ongoing business strategies or prospects and possible future actions are also forward-looking statements. Forward-looking statements are based upon current expectations and projections about future events and are subject to risks, uncertainties and the accuracy of assumptions concerning the Company the performance of the industry in which the Company does business, and economic and market factors, among other things. These forward-looking statements are not guarantees of future performance. You should not place undue reliance on forward-looking statements.

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

Overview:

We are a world leader in the production of high value natural products derived from microalgae. Incorporated in 1983, we are guided by the principle of providing beneficial, quality microalgal products for health and human nutrition in a sustainable, reliable and environmentally sensitive operation. We operate under GMP (Good Manufacturing Practices), reinforcing our commitment to quality in our products, quality in our relationships (with our customers, suppliers, employees and the communities we live in), and quality of the environment in which we work. Our products include:

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

Results of Operations

The following tables present selected consolidated financial data for each of the periods indicated ($ in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net sales	$9,862	$8,516	$17,184	$16,110
Net sales increase	15.8%		6.7%
Gross profit	$3,885	$3,100	$6,706	$6,024
Gross profit as % of net sales	39.4%	36.4%	39.0%	37.4%
Operating expenses	$3,638	$3,239	$7,069	$6,358
Operating expenses as % of net sales	36.9%	38.0%	41.1%	39.5%
Operating income (loss)	$247	$(139)	$(363)	$(334)
Operating income (loss) as % of net sales	2.5%	(1.6)%	(2.1)%	(2.1)%
Income tax expense (benefit)	$26	$(204)	$(24)	$(318)
Net income (loss)	$99	$14	$(592)	$(91)

Net sales by product
Packaged sales
Astaxanthin packaged	$5,987	$5,119	$9,635	$9,627
Astaxanthin packaged sales increase	17.0%		1.1%
Spirulina packaged	$2,087	$1,744	$3,668	$3,325
Spirulina packaged sales increase	19.7%			10.3%
Total packaged sales	$8,074	$6,863	$13,303	$12,952
Total packaged sales increase	17.7%		2.7%

Bulk sales
Astaxanthin bulk	$216	$417	$634	$751
Astaxanthin bulk sales decrease	(48.2)%		(15.6)%
Spirulina bulk	$1,572	$1,236	$3,247	$2,407
Spirulina bulk sales increase	27.2%		34.9%
Total bulk sales	$1,788	$1,653	$3,881	$3,158
Total bulk sales increase	8.2%		22.9%

Comparison of the Three Months Ended September 30, 2016 and 2015

Net Sales The net sales growth of 16% for the quarter was driven by an 18% increase in sales of our packaged products and an 8% increase in sales of our bulk products. Growth in our packaged products was made up of a 20% increase in spirulina sales, following lower demand for spirulina products in the second quarter of last year, and a 17% increase in astaxanthin sales, primarily due to our Costco expansion. The 8% increase in sales of our bulk products was made up of a 27% increase in sales of spirulina, due to higher international demand, and a 48% decrease in sales of astaxanthin, due to the discontinuation of low margin products. International sales represented 27% of net sales for the three months ended September 30, 2016 compared to 29% for the same period a year ago. One customer accounted for 28% and 17% of total net sales for the three months ended September 30, 2016 and 2015, respectively.

Gross Profit Our gross profit margin increased by 3.0 percentage points in the current quarter. Gross profit was favorably impacted by the increase in higher margin packaged product sales, along with a reduction of promotional discounts and lower cost per unit of spirulina due to higher production compared to the same period last year. Gross profit was unfavorably impacted by $0.07 million of non-inventoriable costs related to astaxanthin production in the current quarter.

Operating Expenses Operating expenses increased by $399,000 for the second quarter compared to the same period in last year.  Included in this is an increase in general and administrative expenses of $546,000, or 37%, including an increase in legal costs of $761,000 due to the matters that arose in the first quarter of the this fiscal year (see Part II, Item 1, Legal Proceedings), offset by a decrease of $176,000 in accounting and auditing fees as compared to the same period of the prior year. Sales and marketing expenses decreased $146,000, or 9%, due to a decrease in advertising programs for our packaged products.

Income Taxes We recorded an income tax expense of $26,000 in the current quarter compared to income tax benefit of $204,000 for the same period last year. Our effective tax rate was 21.0% for the current quarter and 107.4% for the same period last year. The change in effective tax relates primarily to the current period change in valuation allowance against the net deferred tax asset we believe is not more likely than not to be realized.

Comparison of the Six Months Ended September 30, 2016 and 2015

Net Sales The net sales growth of 7% for the first six months of this year was driven by a 23% increase in sales of our bulk products and a 3% increase in sales of our packaged products. The 23% increase in sales of our bulk products was made up of a 35% increase in sales of spirulina, due to higher international demand, and a 16% decrease in sales of astaxanthin, due to the discontinuation of low margin products. Growth in our packaged products was made up of a 10% increase in spirulina sales, following lower demand for spirulina products in the same period of last year, and a 1% increase in astaxanthin sales. International sales represented 31% of net sales for the six months ended September 30, 2016 compared to 28% for the same period a year ago. One customer accounted for 24% and 16% of total net sales for the six months ended September 30, 2016 and 2015, respectively.

Gross Profit Our gross profit margin increased by 1.6 percentage points in the first six months of this year. Gross profit was favorably impacted by the increase in higher margin packaged product sales with a reduction of promotional discounts. Additionally, gross profit was unfavorably impacted by $0.1 million in non-inventoriable costs related to astaxanthin production in the current fiscal year. Astaxanthin production was basically unchanged from the same period in the prior year while spirulina production was up 4% from the same period in the prior year.

Operating Expenses Operating expenses increased by $711,000 for the six months ended September 30, 2016, compared to the same period last year. Included in this is an increase in general and administrative expenses of $1,043,000, or 39%, primarily due to an increase in legal costs of $1,301,000 related to the matters described above comparing the three months ended September 30, 2016 with the comparable 2015 period. Sales and marketing expenses decreased $323,000, or 10%, due to a decrease in advertising programs for our packaged products.

 Income Taxes We recorded an income tax benefit of $24,000 for the first six months of this year compared to a benefit of $318,000 for the same period last year. Our effective tax rate was 3.9% for the first six months compared to 77.8% for the same period last year. The change in effective tax relates primarily to the current period change in valuation allowance against the net deferred tax asset we believe is not more likely than not to be realized.

Liquidity and Capital Resources

Cash Flows The following table summarizes our cash flows for the periods indicated ($ in thousands):

	Six months ended September 30
	2016	2015
Total cash (used in) provided by:
Operating activities	$911	$135
Investing activities	(277)	(2,728)
Financing activities	181	2,429

Increase (decrease) in cash and cash equivalents	$815	$(164)

Cash provided by operating activities increased $776,000 compared to the same period last year due primarily to an increase in depreciation and decreases in inventories and receivables, offset by a higher net loss and a reduction in the increase in payables as compared with the same period in the prior year.

Cash used in investing activities in the current period reflects the reduction in capital expenditures for leasehold improvements and equipment acquisitions at our Kona facility compared to the same period in the last year.

Cash provided by financing activities in the period reflects a reduction mainly due to the net proceeds from long term debt of $2.6 million in the prior year.

Sources and Uses of Capital

At September 30, 2016, our working capital was $6.4 million, a decrease of $0.1 million compared to March 31, 2016. Cash and cash equivalents at September 30, 2016 totaled $2.1 million, an increase of $0.8 million compared to March 31, 2016.

On August 30, 2016, the Credit Agreement, which the Company and First Foundation Bank entered into on June 3, 2016, became effective. The Credit Agreement allows the Company to borrow up to $2.0 million on a revolving basis. At September 30, 2016, the Company had borrowed $0.6 million and had $1.4 million available on the line. The line of credit is secured by substantially all the Company’s assets.

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

Based upon our current operating plan, analysis of our consolidated financial position and projected future results of operations, we believe that our operating cash flows, cash balances, other components of working capital and availability under our revolving line of credit will be sufficient to finance current operating requirements, debt service requirements, and routine planned capital expenditures, for at least the next twelve (12) months.

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

 Management’s Report on Internal Control over Financial Reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management evaluated the effectiveness of our internal control over financial reporting as of September 30, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control - Integrated Framework” (2013 Framework). Based on that assessment, management concluded that our internal control over financial reporting was effective as of September 30, 2016.

Changes to Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

      PART II.     OTHER INFORMATION

Item 1.     Legal Proceedings

From time to time the Company may become party to lawsuits and claims that arise in the ordinary course of business relating to employment, intellectual property, and other matters. There were no significant legal matters outstanding at September 30, 2016.

On May 24, 2016, one of our shareholders, Meridian OHC Partners, LP, initiated an action in the United States District Court, District of Nevada, entitled Meridian OHC Partners, LP vs. Cyanotech Corporation, Michael Davis and Rudolf Steiner Foundation (RSF), Inc.

The operative amended complaint makes certain derivative claims on behalf of the Company, direct claims on behalf of Meridian, and alleges, among other things, (i) that there were deficiencies in the beneficial ownership reports of Mr. Davis, the Chairman of our Board of Directors, and RSF, a shareholder of the Company, including that Mr. Davis and RSF are an undisclosed group with respect to their shares of Company Common Stock, and (ii) that Mr. Davis has breached fiduciary duties to the Company. Meridian seeks, among other things, declaratory and injunctive relief to reform this conduct.

On August 26, 2016, the Company moved to dismiss Meridian’s initial complaint on the ground that Meridian lacked standing to proceed derivatively on behalf of the Company. In response, on September 19, 2016, Meridian filed an amended complaint. On November 4, 2016, the Company filed a motion to dismiss the amended complaint, again arguing that Meridian lacks standing to proceed derivatively on behalf of the Company.

As previously disclosed, the Board of Directors of the Company formed a Special Committee comprised of independent directors to investigate, review and analyze the Meridian allegations and provide its recommendations to the Board. The Special Committee completed its investigation and presented its findings and recommendations to the Board on September 2, 2016. The special committee concluded, among other things, that (i) Mr. Davis should be filing his reports pursuant to Section 13 of the Exchange act (“Section 13”) on schedule 13D rather than on the short form schedule 13G; (ii) it has not found sufficient information to conclude that a “group” exists under Section 13; and (iii) it has not found any material corporate governance issues. The Special Committee did not recommend that the Board take legal action in response to Meridian’s allegations. The Board unanimously approved the findings and adopted the recommendations of the Special Committee. Additional details regarding the Special Committee’s findings and recommendations are set forth in the Company’s Form 8-K filed with the SEC on September 9, 2016.

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

Our three largest shareholders collectively own approximately 46.4% of our common stock. According to publicly filed beneficial ownership reports, Michael Davis, chairman of our board of directors, beneficially held 1,104,011 of shares representing a 19.5% beneficial ownership, the Rudolph Steiner Foundation, or RSF, beneficially owned 767,133 shares representing a 13.6% beneficial ownership, and Meridian OHC Partners held 749,610 shares representing a 13.3% beneficial ownership. The shares held by RSF were originally donated by a foundation affiliated with Mr. Davis or acquired from the proceeds of donations made by that foundation. As further described in Part II, Item 1 of this report (Legal Proceedings), Meridian OHC Partners, LP has alleged that the shares held by Mr. Davis and RSF constitute an undisclosed group under the federal securities laws with respect to their shares of common stock. This allegation was investigated by a Special Committee of the Board of Directors comprised entirely of independent directors. The Special Committee completed its investigation and presented its findings and recommendations to the Board on September 2, 2016. The Special Committee concluded, among other things, that it has not found sufficient information to conclude that a “group” exists under Section 13. Additional details regarding the Special Committee’s findings and recommendations are set forth in the Company’s Form 8-K filed with the SEC on September 9, 2016. Mr. Davis provided additional details about his relationship with RSF regarding shares of our common stock in a Schedule 13D filed with the SEC on September 21, 2016.

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

Item 5.    Other Information

None.

Item 6. Exhibits

a)     The following exhibits are furnished with this report:

10.1	2016 Equity Incentive Plan (Incorporated by reference to our Definitive Proxy Statement filed July 15, 2016, File No. 0-14602).

10.2

Revolving Credit Agreement, by and between First Foundation Bank and the Company, dated June 3, 2016. (Incorporated by reference to our Current Report on Form 8-K filed August 30, 2016, File No. 0-14602).

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of November 10, 2016.

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of November 10, 2016.

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed as of November 10, 2016.

99.1	Press Release dated November 10, 2016

101

The following financial statements from Cyanotech Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYANOTECH CORPORATION
(Registrant)

November 10, 2016	By:	/s/ Gerald R. Cysewski
(Date)		Gerald R. Cysewski
President and Chief Executive Officer; Director

November 10, 2016	By:	/s/ Jole Deal
(Date)		Jole Deal
Vice President — Finance & Administration and CFO
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1	2016 Equity Incentive Plan (Incorporated by reference to our Definitive Proxy Statement filed July 15, 2016, File No. 0-14602).

10.2

Revolving Credit Agreement, by and between First Foundation Bank and the Company, dated June 3, 2016. (Incorporated by reference to our Current Report on Form 8-K filed August 30, 2016, File No. 0-14602).

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of November 10, 2016.

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of November 10, 2016.

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed as of November 10, 2016.

99.1	Press Release dated November 10, 2016

101

The following financial statements from Cyanotech Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements