Form 10-Q
period 2016-12-31
CYANOTECH CORP
filed 2017-02-07
CIK 768408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended December 31, 2016

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

Number of common shares outstanding as of February 7, 2017:

Title of Class	Shares Outstanding
Common stock - $0.02 par value	5,668,881

CYANOTECH CORPORATION

FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

CYANOTECH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands except per share amounts)

(Unaudited)

	December 31, 2016	March 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$1,662	$1,240
Accounts receivable, net of allowance for doubtful accounts of $49 at December 31, 2016 and $136 at March 31, 2016	2,467	2,983
Inventories, net	7,671	7,856
Deferred tax assets	74	74
Prepaid expenses and other current assets	758	502
Total current assets	12,632	12,655

Equipment and leasehold improvements, net	16,867	17,796
Other assets	222	392
Total assets	$29,721	$30,843

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$611	$—
Current maturities of long-term debt	614	574
Customer deposits	76	117
Accounts payable	3,548	4,000
Accrued expenses	1,396	1,430
Total current liabilities	6,245	6,121

Long-term debt, net	6,400	6,790
Deferred tax liabilities	74	74
Deferred rent	43	30
Total liabilities	12,762	13,015

Commitments and contingencies

Stockholders’ equity:
Preferred stock of $0.01 par value, authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock of $0.02 par value, shares authorized 50,000,000; 5,668,881 shares issued and outstanding at December 31, 2016 and 5,599,797 shares at March 31, 2016	113	112
Additional paid-in capital	31,657	31,585
Accumulated deficit	(14,811)	(13,869)
Total stockholders’ equity	16,959	17,828

Total liabilities and stockholders’ equity	$29,721	$30,843

See Accompanying Notes to Condensed Consolidated Financial Statements.

CYANOTECH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015

NET SALES	$7,605	$7,534	$24,789	$23,644
COST OF SALES	4,748	4,450	15,226	14,536
Gross profit	2,857	3,084	9,563	9,108

OPERATING EXPENSES:
General and administrative	1,138	1,331	4,864	3,998
Sales and marketing	1,749	1,325	4,774	4,673
Research and development	143	132	461	475
Total operating expenses	3,030	2,788	10,099	9,146

(Loss) income from operations	(173)	296	(536)	(38)

Interest expense, net	(149)	(89)	(403)	(164)

(Loss) income before income taxes	(322)	207	(939)	(202)

INCOME TAX EXPENSE	27	457	3	139

NET LOSS	$(349)	$(250)	$(942)	$(341)

NET LOSS PER SHARE:
Basic	$(0.06)	$(0.04)	$(0.17)	$(0.06)
Diluted	$(0.06)	$(0.04)	$(0.17)	$(0.06)

SHARES USED IN CALCULATION OF NET LOSS PER SHARE:
Basic	5,669	5,594	5,653	5,576
Diluted	5,669	5,594	5,653	5,576

See Accompanying Notes to Condensed Consolidated Financial Statements.

CYANOTECH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended December 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(942)	$(341)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,489	1,057
Amortization of debt issue costs and other assets	49	41
Share based compensation expense	216	569
Provision for doubtful accounts	—	43
Deferred income tax benefit	—	168
Net (increase) decrease in assets:
Accounts receivable	516	61
Inventories	185	(1,645)
Prepaid expenses	(256)	(206)
Other assets	149	75
Net increase (decrease) in liabilities:
Customer deposits	(41)	99
Accounts payable	(452)	984
Accrued expenses	(34)	198
Deferred rent	13	2
Net cash provided by operating activities	892	1,105

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from restricted cash	—	486
Investment in equipment and leasehold improvements	(508)	(4,033)
Net cash used in investing activities	(508)	(3,547)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short term notes payable	600	500
Net draw down on line of credit	611	—
Payment of short term notes payable	(600)	(500)
Proceeds from long-term debt, net of costs	—	2,407
Payments on capitalized leases	(58)	(32)
Principal payments on long-term debt	(372)	(230)
Payments in stock withheld for tax payment on issuance	(147)	—
Proceeds from stock options exercised	4	66
Net cash provided by financing activities	38	2,211

Net increase (decrease) in cash and cash equivalents	422	(231)

Cash and cash equivalents at beginning of period	1,240	2,226

Cash and cash equivalents at end of period	$1,662	$1,995

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$322	$290
Income taxes	$—	$21

See Accompanying Notes to Condensed Consolidated Financial Statements.

CYANOTECH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

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

Recent Accounting Pronouncements

In December 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-20 “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers” (“ASU No. 2016-20”) and ASU 2016-19 “Technical Corrections and Improvements” ("2016-19") which contains amendments that affect a wide variety of topics in the Accounting Standards Codification (“ASC”). The amendments generally fall into one of the following four categories: (a) Amendments related to differences between original guidance and the ASC that either carry forward pre-codification guidance or subsequent amendments into the SAC or to guidance that was codified without some text, reference, or phrasing that, upon review, was deemed important to the guidance; (b) Guidance clarification and reference corrections; (c) Simplification; and (d) Minor improvements. The Company does not expect that the adoption of this guidance will have a significant impact on its consolidated financial position, results of operations or cash flows.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” (“ASU No. 2016-18”).  This update addresses the fact that diversity exists in the classification and presentation of changes in restricted cash on the statement of cash flows under Topic 230, Statement of Cash Flows. ASU 2016-18 will take effect for public companies for the fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company does not anticipate that this guidance will have a material impact on its consolidated financial statements and related disclosures.

In August 2016, FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU No. 2016-15”). This ASU clarifies and provides specific guidance on eight cash flow classification issues that are not currently addressed by current GAAP and thereby reduces the current diversity in practice. ASU No. 2016-15 is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2017, with early application permitted. This guidance is applicable to the Company's fiscal year beginning March 1, 2018. The Company does not anticipate that this guidance will have a material impact on its consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU No. 2016-09”). This ASU makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation, and the financial statement presentation of excess tax benefits or deficiencies. ASU No. 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. The standard is effective for interim periods beginning after December 15, 2016, with early adoption permitted. The Company expects to adopt this guidance on April 1, 2017. The Company does not anticipate that this guidance will have a material impact on its consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” (“ASU No. 2016-08”), which clarified the revenue recognition implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing”, which clarified the revenue recognition guidance regarding the identification of performance obligations and the licensing implementation. In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients”, which narrowly amended the revenue recognition guidance regarding collectability, noncash consideration, presentation of sales tax and transition. ASU No. 2016-08, ASU No. 2016-10 and ASU No. 2016-12 are effective during the same period as ASU No. 2014-09, Revenue from Contracts with Customers, which is effective for annual reporting period beginning after December 15, 2017, with the option to adopt one year earlier. The Company does not anticipate that the adoption of ASU No. 2016-08, ASU No. 2016-10 and ASU No. 2016-12 will have a material impact on its consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU No. 2016-02”). The principle objective of ASU No. 2016-02 is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet. ASU No. 2016-02 continues to retain a distinction between finance and operating leases but requires lessees to recognize a right-of-use asset representing its right to use the underlying asset for the lease term and a corresponding lease liability on the balance sheet for all leases with terms greater than twelve months. ASU No. 2016-02 is effective for fiscal years and interim periods beginning after December 15, 2018. Early adoption of ASU No. 2016-02 is permitted. Entities are required to apply the amendments at the beginning of the earliest period presented using a modified retrospective approach. The Company expects this guidance will have a material impact on the Company’s consolidated balance sheets due to the recognition of lease rights and obligations as assets and liabilities. The Company does not expect this guidance to have a material effect on the Company’s consolidated results of operations and cash flows.

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

In July 2015, the FASB issued ASU No. 2015-11, “Inventory: Simplifying the Measurement of Inventory”, that requires inventory not measured using either the last in, first out (LIFO) or the retail inventory method to be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable cost of completion, disposal, and transportation. The new standard will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, and will be applied prospectively. Early adoption is permitted. The Company does not anticipate that this guidance will have a material impact on its consolidated financial statements and related disclosures.

In April 2015, the FASB issued ASU No. 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”, which requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the debt liability rather than as an asset. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015. The Company adopted this standard on a retroactive basis on June 30, 2016 and prior period amounts have been reclassified to conform to the current period presentation. As of December 31, 2016 and March 31, 2016, net debt issuance costs of $276,000 and $304,000, respectively, were reclassified in the Condensed Consolidated Balance Sheet from non-current other assets to non-current portion of long-term debt.

Other recently issued accounting pronouncements did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

2.	INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. Inventories consist of the following:

	December 31, 2016	March 31, 2016
	(in thousands)
Raw materials	$392	$375
Work in process	3,527	3,782
Finished goods (1)	3,501	3,543
Supplies	251	156
Inventories, net	$7,671	$7,856

(1)   Net of reserve for obsolescence of $8,000 at both December 31, 2016 and March 31, 2016.

The Company recognizes abnormal production costs, including fixed cost variances from normal production capacity, as an expense in the period incurred. Non-inventoriable fixed costs of $148,000 and $221,000 were charged to cost of sales for the three and nine months ended December 31, 2016, respectively. $21,000 of non-inventoriable fixed costs were charged to cost of sales for the three months ended December 31, 2015. $395,000 of extraction operations start-up costs and $149,000 of non-inventoriable fixed costs were charged to cost of sales for the nine months ended December 31, 2015.

3.	EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

Equipment and leasehold improvements are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives for equipment and furniture and fixtures, or the shorter of the land lease term or estimated useful lives for leasehold improvements as follows:

	Years
Equipment	3	to	10
Furniture and fixtures	3	to	7
Leasehold improvements	10	to	25

Equipment and leasehold improvements consist of the following:

	December 31, 2016	March 31, 2016
	(in thousands)
Equipment	$17,453	$17,040
Leasehold improvements	13,887	13,797
Furniture and fixtures	379	354
	31,719	31,191
Less accumulated depreciation and amortization	(15,472)	(14,067)
Construction-in-progress	620	672
Equipment and leasehold improvements, net	$16,867	$17,796

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amount to forecasted undiscounted future cash flows expected to be generated by the asset. If the carrying amount exceeds its estimated future cash flows, then an impairment charge is recognized to the extent that the carrying amount exceeds the asset’s fair value. Management has determined no asset impairment existed as of December 31, 2016

The Company has no capitalized interest for the nine months ended December 31, 2016. $35,000 and $172,000 of interest was capitalized for the three and nine month period ended December 31, 2015, respectively.

4.	NOTES PAYABLE

On August 30, 2016, the Revolving Credit Agreement (the “Credit Agreement”), which the Company and First Foundation Bank (“the Bank”) entered into on June 3, 2016, became effective after the Company and the Bank received the necessary approvals from the State of Hawaii to secure the lien on the Company’s leasehold property in Kona. The Credit Agreement allows the Company to borrow up to $2,000,000 on a revolving basis. Borrowings under the Credit Agreement bear interest at the Wall Street Journal prime rate + 2%, floating. The Credit Agreement’s initial term expires on August 30, 2017, and the term may be extended at the Bank’s sole discretion. The Credit Agreement includes various covenants as defined in the Credit Agreement. The Credit Agreement also contains standard acceleration provisions in the event of a default by the Company. Proceeds from the revolving line were used to repay a $600,000 short-term loan from First Foundation Bank. At December 31, 2016, the Company had borrowed $611,000 under the Credit Agreement and had $1,389,000 available on the line.

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

5.	ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31, 2016	March 31, 2016
	(in thousands)
Wages, bonus and profit sharing	$963	$972
Legal	136	95
Use tax	142	140
Customer rebates	—	74
Rent and utilities	68	49
Other expenses	87	100
Total accrued expenses	$1,396	$1,430

6.	LONG-TERM DEBT

Long-term debt consists of the following:

	December 31, 2016	March 31, 2016
	(in thousands)
Long-term debt	$7,290	$7,668
Less current maturities	(614)	(574)
Long-term debt, excluding current maturities	6,676	7,094
Less unamortized debt issuance costs	(276)	(304)
Total long-term debt, net of current maturities and unamortized debt issuance costs	$6,400	$6,790

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

The provisions of the 2015 Loan Agreement require the payment of principal and interest until its maturity on September 1, 2022, the obligation fully amortizes over seven (7) years. Interest on the 2015 Loan accrues on the outstanding principal balance at an annual variable rate equal to the published Wall Street Journal prime rate (3.75% at December 31, 2016) plus 2.0% and is adjustable on the first day of each calendar quarter and fixed for that quarter. At no time shall the annual interest rate be less than 6.00%. The 2015 Loan has a prepayment penalty of 5% for any prepayment made prior to the first anniversary of the date of the 2015 Loan Agreement. The penalty is reduced by 1% each year thereafter until the fifth anniversary of such date, after which there is no prepayment penalty. The balance under the 2015 Loan was $2,127,000 and $2,354,000 at December 31, 2016 and March 31, 2016, respectively.

The 2015 Loan includes a one-time origination and guaranty fee totaling $113,900 and an annual renewal fee payable in the amount of 0.50% of the USDA guaranteed portion of the outstanding principal balance as of December 31 of each year, beginning December 31, 2015. The amount of unamortized debt issuance cost was $88,000 and $102,000 as December 31, 2016 and March 31, 2016, respectively. The USDA has guaranteed 80% of all amounts owing under the 2015 Loan. The Company is subject to financial covenants and customary affirmative and negative covenants.

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

The provisions of the Loan Agreement required the payment of interest only for the first 12 months of the term; thereafter, and until its maturity on August 14, 2032, the obligation fully amortizes over nineteen (19) years. Interest on the Loan accrues on the outstanding principal balance at an annual variable rate equal to the published Wall Street Journal prime rate (3.75% at December 31, 2016) plus 1.0% and is adjustable on the first day of each calendar quarter and fixed for that quarter. At no time shall the annual interest rate be less than 5.50%. The Loan has a prepayment penalty of 5% for any prepayment made prior to the first anniversary of the date of the Loan Agreement. The penalty is reduced by 1% each year thereafter until the fifth anniversary of such date, after which there is no prepayment penalty. The balance under this Loan was $4,904,000 and $5,049,000 at December 31, 2016 and March 31, 2016, respectively. Proceeds from the Loan were classified as restricted cash until drawn upon to acquire new processing equipment and leasehold improvements.

The Loan Agreement included a one-time origination and guaranty fees totaling $214,500 and an annual renewal fee payable in the amount of 0.25% of the USDA guaranteed portion of the outstanding principal balance as of December 31 of each year, beginning December 31, 2012. The amount of unamortized debt issuance cost was $188,000 and $202,000 at December 31, 2016 and March 31, 2016, respectively. The USDA has guaranteed 80% of all amounts owing under the Loan. The Company is subject to financial covenants and customary affirmative and negative covenants.

Capital Leases

The Company has four capital leases providing for $364,000 in equipment, secured by the equipment financed. The capital leases mature at various dates between March 2018 and March 2021 and are payable in 60 equal monthly payments, except for one which is payable in 36 equal monthly payments. The interest rates under these capital leases range from 4.18% to 12.90%. The balance under these leases was $259,000 and $261,000 at December 31, 2016 and March 31, 2016, respectively.

Future principal payments under the term loans and capital lease agreements as of December 31, 2016 are as follows:

Payments Due	(in thousands)
Next 12 Months	$614
Year 2	626
Year 3	644
Year 4	655
Year 5	662
Thereafter	4,089
Total principal payments	$7,290

7.	OPERATING LEASES

The Company leases facilities, equipment and land under operating leases expiring through 2035. The land lease provides for contingent rentals in excess of minimum rental commitments based on a percentage of the Company’s sales. Management has accrued for the estimated contingent rent as of December 31, 2016.

Future minimum lease payments under all non-cancelable operating leases at December 31, 2016 are as follows:

Payments Due	(in thousands)
Next 12 Months	$612
Year 2	611
Year 3	620
Year 4	556
Year 5	528
Thereafter	4,424
Total minimum lease payments	$7,351

8.	COMMITMENTS AND CONTINGENCIES

On May 24, 2016, one of our shareholders, Meridian OHC Partners, LP, initiated an action in the United States District Court, District of Nevada, entitled Meridian OHC Partners, LP vs. Cyanotech Corporation, Michael Davis and Rudolf Steiner Foundation (RSF), Inc.

On August 26, 2016, the Company moved to dismiss Meridian’s initial complaint on the ground that Meridian lacked standing to proceed derivatively on behalf of the Company. In response, on September 19, 2016, Meridian filed an amended complaint. On November 4, 2016, the Company filed a motion to dismiss the amended complaint, again arguing that Meridian lacks standing to proceed derivatively on behalf of the Company. On January 23, 2017, the court granted the Company’s motion to dismiss, but granted Meridian a 20-day period to file a second amended complaint. The first amended complaint (which has been dismissed) made certain derivative claims on behalf of the Company, direct claims on behalf of Meridian, and alleged, among other things, (i) that there were deficiencies in the beneficial ownership reports of Mr. Davis, the Chairman of our Board of Directors, and RSF, a shareholder of the Company, including that Mr. Davis and RSF are an undisclosed group with respect to their shares of Company Common Stock, and (ii) that Mr. Davis has breached fiduciary duties to the Company. Meridian sought, among other things, declaratory and injunctive relief to reform this conduct.

As previously disclosed, the Board of Directors of the Company formed a Special Committee comprised of independent directors to investigate, review and analyze the Meridian allegations and provide its recommendations to the Board. The Special Committee completed its investigation and presented its findings and recommendations to the Board on September 2, 2016. The special committee concluded, among other things, that (i) Mr. Davis should be filing his reports pursuant to Section 13 of the Exchange act (“Section 13”) on schedule 13D rather than on the short form schedule 13G; (ii) it has not found sufficient information to conclude that a “group” exists under Section 13; and (iii) it has not found any material corporate governance issues. The Special Committee recommended that the Board take no legal action in response to Meridian’s allegations. The Board unanimously approved the findings and adopted the recommendations of the Special Committee. Additional details regarding the Special Committee’s findings and recommendations are set forth in the Company’s Form 8-K filed with the SEC on September 9, 2016.

On March 31, 2016, the Company entered into a Separation Agreement and Release of Claims (the “Separation Agreement”), pursuant to which Brent Bailey, now-former CEO, resigned from the Company effective as of the date of the Separation Agreement. Under the Separation Agreement, Mr. Bailey was eligible to receive (i) an aggregate of $325,000 in separation payments, payable monthly through the end of April 2017, and (ii) up to 155,000 shares of the Company’s Common Stock, to be granted in two tranches. On April 29, 2016, the Company issued 48,467 shares of its Common Stock to Mr. Bailey in accordance with the Separation Agreement. On October 19, 2016 (the “Notification Date”), the Board notified Brent Bailey that, as a result of Mr. Baileys material breach of certain provisions of the Separation Agreement and his Employment Letter Agreement, dated November 5, 2010, the Board has exercised its right to terminate all future severance payments, healthcare benefits and share grants that would otherwise be payable to Mr. Bailey under the Separation Agreement, effective as of the Notification Date. In connection with the Separation and Release of Claims, the Company accrued separation expenses of $184,000 as of December 31, 2016. By letter dated October 27, 2016, Mr. Bailey informed the Company that he disputes the Company’s termination of his benefits. He has initiated the mediation procedures set forth in the Separation Agreement, and the mediation is tentatively scheduled for April 2017.

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

As of December 31, 2016, the Company had two equity-based compensation plans: the 2016 Cyanotech Equity Incentive Plan (the “2016 Plan”) and the 2014 Independent Director Stock Option and Restricted Stock Grant Plan (the “2014 Directors Plan”). The Company has also issued stock options, which remain outstanding as of December 31, 2016, under two equity-based compensation plans which have expired according to their terms: the 2005 Stock Option Plan (the “2005 Plan”) and the 2004 Independent Director Stock Option and Stock Grant Plan (the “2004 Directors Plan”). These plans allowed the Company to award stock options and shares of restricted common stock to eligible employees, certain outside consultants and independent directors.

On August 25, 2016, the Company’s shareholders approved the 2016 Plan as a successor to the 2005 Plan, authorizing the Board of Directors to provide incentive to the Company’s officers, employees and certain independent consultants through equity based compensation in the form of stock options, restricted stock, restricted stock units, stock appreciation rights and other stock based awards (together, “Stock Awards”) and performance shares and performance units (together, “Performance Awards”). Awards under the 2016 Plan are limited to the authorized amount of 1,300,000 shares, up to 600,000 of which are available for issuance in connection with Performance Awards and Stock Awards. As of December 31, 2016, there were 1,300,000 shares available for grant under the 2016 Plan.

On August 28, 2014, the Company’s shareholders approved the 2014 Directors Plan authorizing the Board of Directors to provide incentive to the Company’s independent directors through equity based compensation in the form of stock options and restricted stock. Awards under the 2014 Directors Plan are limited to the authorized amount of 350,000 shares. As of December 31, 2016, there were 289,124 shares available for grant under the 2014 Directors Plan.

The 2005 Plan and the 2004 Directors Plan have expired, and therefore no additional awards will be issued under those plans.

The following table presents shares authorized, available for future grant and outstanding under each of the Company’s plans:

	As of December 31, 2016
	Authorized	Available	Outstanding

2016 Plan	1,300,000	1,300,000	—
2014 Directors Plan	350,000	289,124	12,000
2005 Plan	—	—	581,000
2004 Directors Plan	—	—	12,000
Total	1,650,000	1,589,124	605,000

All stock option grants made under equity-based compensation plans were issued at exercise prices no less than the Company’s closing stock price on the date of grant. Options under the 2005 Plan and 2014 Directors Plan were determined by the Board of Directors or the Stock Option and Compensation Committee of the Board in accordance with the provisions of the respective plans. The terms of each option grant include vesting, exercise, and other conditions are set forth in a Stock Option Agreement evidencing each grant. No option can have a life in excess of ten (10) years. The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model. The model requires various assumptions, including a risk-free interest rate, the expected term of the options, the expected stock price volatility over the expected term of the options and the expected dividend yield. Compensation expense for employee stock options is recognized ratably over the vesting term. Compensation expense recognized for options issued under all Plans was $1,500 and $138,000 for the three and nine months ended December 31, 2016, respectively. Compensation expense recognized for options issued under all Plans was $167,000 and $491,000 for the three and nine months ended December 31, 2015, respectively. Compensation expense recognized for restricted stock issued under the 2014 Directors Plan was $78,000 for the three and nine months ended December 31, 2016. Compensation expense recognized for restricted stock issued under the 2014 Directors Plan was $78,000 for the three and nine months ended December 31, 2015. All share-based compensation has been classified as general and administrative expense in the Condensed Consolidated Statement of Operations.

A summary of option activity under the Company’s stock plans for the nine months ended December 31, 2016 is presented below:

Option Activity	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at March 31, 2016	685,000	$4.65	5.7	$566,323
Granted	6,000	$4.08
Exercised	(1,500)	$3.11
Forfeited	(84,500)	$6.09
Outstanding at December 31, 2016	605,000	$4.44	4.9	$315,881
Exercisable at December 31, 2016	579,500	$4.43	4.8	$314,561

The aggregate intrinsic value in the table above is before applicable income taxes and represents the excess amount over the exercise price optionees would have received if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price of $4.30 for such day.

A summary of the Company’s non-vested options for the nine months ended December 31, 2016 is presented below:

Nonvested Options	Shares	Weighted Average Grant-Date Fair Value
Nonvested at March 31, 2016	171,250	$3.75
Granted	6,000	.83
Vested	(97,250)	3.36
Forfeited	(54,500)	4.73
Nonvested at December 31, 2016	25,500	$2.43

The following table summarizes the weighted average characteristics of outstanding stock options as of December 31, 2016:

			Outstanding Options			Exercisable Options
Range of Exercise Prices			Number of Shares	Remaining Life (Years)	Weighted Average Price	Number of Shares	Weighted Average Price
$1.60	-	$3.70	140,920	3.2	$2.73	140,920	$2.73
$3.71	-	$4.42	199,080	4.8	$3.83	193,080	$3.82
$4.43	-	$5.40	95,000	6.4	$5.00	75,500	$5.04
$5.41	-	$7.08	170,000	5.7	$6.27	170,000	$6.27
Total stock options			605,000	4.9	$4.44	579,500	$4.43

The range of fair value assumptions related to options granted during the nine months ended December 31, 2016 were as follows:

2016
Exercise Price	$4.08
Volatility	51.13%
Risk Free Rate	0.60%
Vesting Period (years)	0.5
Forfeiture Rate	0.00%
Expected Life (years)	1.00
Dividend Rate	0%

As of December 31, 2016, total unrecognized stock-based compensation expense related to all unvested stock options was $40,000, which is expected to be expensed over a weighted average period of 0.7 years.

10.	INCOME TAXES

We utilize our estimated annual effective tax rate to determine our provision (benefit) for income taxes for interim periods. The income tax provision (benefit) is computed by multiplying the estimated annual effective tax rate by the year to date pre-tax book income (loss). We recorded an income tax expense of $27,000 and $457,000 for the three months ended December 31, 2016 and 2015, respectively. We recorded an income tax expense of $3,000 and $139,000 for the nine months ended December 30, 2016 and 2015, respectively. Our effective tax rate was (8.4%) and (0.3%) for the three and nine months ended December 31, 2016, respectively, and 220.8% and (68.8%) for the three and nine months ended December 31, 2015, respectively. The effective tax rate for the three and nine months ended December 30, 2016 differ from the statutory rate of 34% as a result of state taxes (net of federal benefit) and the net change in valuation allowance against the net deferred tax asset the Company believes is not more likely than not to be realized.

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

As of December 31, 2016, there was no liability for income tax associated with unrecognized tax benefits. The Company recognizes accrued interest related to unrecognized tax benefits as well as any related penalties in interest income or expense in its consolidated condensed statements of operations, which is consistent with the recognition of these items in prior reporting periods.

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

Basic and diluted earnings per share are the same in periods of a net loss, because share equivalents are anti-dilutive when a net loss is recorded. Diluted earnings per share does not include the impact of common stock options totaling 605,000 and 1,414,916 for the three and nine months ended December 31, 2016 and December 31, 2015, respectively, as the effect of their inclusion would be anti-dilutive.

12.	CONCENTRATIONS OF RISK

Concentration of Accounts Receivable and Revenues

At December 31, 2016, 54.6% of the Company’s accounts receivable was comprised of two customer balances of 40.9% and 13.7%, respectively. At March 31, 2016, 44.4% of the Company’s accounts receivable was comprised of two customer balances of 30.7% and 13.4%, respectively. Two customers accounted for 36% and 35% of total net sales for the three months ended December 31, 2016 and 2015, respectively, and accounted for 34% and 28% of total net sales for the nine months ended December 31, 2016 and 2015, respectively. International sales represented 23% and 29% of net sales for the three and nine months ended December 31, 2016, respectively, compared to 23% and 26% for the same periods, respectively, a year ago.

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

Results of Operations

The following tables present selected consolidated financial data for each of the periods indicated ($ in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Net sales	$7,605	$7,534	$24,789	$23,644
Net sales increase	0.9%		4.8%
Gross profit	$2,857	$3,084	$9,563	$9,108
Gross profit as % of net sales	37.6%	40.9%	38.6%	38.5%
Operating expenses	$3,030	$2,788	$10,099	$9,146
Operating expenses as % of net sales	39.8%	37.0%	40.7%	38.7%
Operating (loss) income	$(173)	$296	$(536)	$(38)
Operating (loss) income as % of net sales	(2.3)%	3.9%	(2.2)%	(0.2)%
Income tax expense	$27	$457	$3	$139
Net loss	$(349)	$(250)	$(942)	$(341)

Net sales by product
Packaged sales
Astaxanthin packaged	$4,533	$4,122	$14,168	$13,750
Astaxanthin packaged sales increase	10.0%		3.0%
Spirulina packaged	$1,985	$2,125	$5,653	$5,450
Spirulina packaged sales increase	(6.6)%		3.7%
Total packaged sales	$6,518	$6,247	$19,821	$19,200
Total packaged sales increase	4.3%		3.2%

Bulk sales
Astaxanthin bulk	$152	$259	$785	$1,010
Astaxanthin bulk sales decrease	(41.3)%		(22.3)%
Spirulina bulk	$935	$1,028	$4,183	$3,434
Spirulina bulk sales increase	(9.0)%		21.8%
Total bulk sales	$1,087	$1,287	$4,968	$4,444
Total bulk sales increase	(15.5)%		11.8%

Comparison of the Three Months Ended December 31, 2016 and 2015

Net Sales Net sales for the quarter increased 0.9% compared to the same quarter last year, driven by a 4.3% increase in sales of our packaged products and a 15.5% decrease in sales of our bulk products. In our packaged products, astaxanthin sales were up 10% (+$411,000), driven by our Costco expansion and higher demand from international customers. Packaged spirulina sales were down 7% (-$140,000) due to lower volume resulting from a reduction in the level of discounts offered as transition to higher margin channels. In our bulk products, astaxanthin sales were down 41% (-$107,000) as a result of the increased demand in our packaged astaxanthin. Sales of bulk spirulina decreased 9% (-$93,000), due to a decrease in available supply driven by lower production this quarter. International demand for bulk spirulina remains strong. International sales represented 23% of net sales for the three months ended December 31, 2016 compared to 23% for the same period a year ago. Two customers accounted for 36% and 35% of total net sales for the three months ended December 31, 2016 and 2015, respectively.

Gross Profit Gross profit margin for the quarter decreased 3.3 percentage points compared to the same quarter last year, half of which was due to an increase of $127,000 in non-inventoriable costs, related primarily to our spirulina production. The remainder of the decline in gross profit margin relates to higher astaxanthin costs per kilo, driven by the lower production in the first two quarters of this year.

Operating Expenses Operating expenses increased by $242,000 for the quarter compared to the same period last year. Included in this is an increase in sales and marketing expenses of 32% (+$424,000), which includes $121,000 of severance costs related to a restructuring, an increase of $178,000 in the support for our Costco expansion and an increase of $79,000 in other promotional activities. General and administrative expenses decreased 15% (-$193,000), due primarily to compensation costs that included lower stock option and bonus costs ($166,000 and $160,000, respectively) offset by increased severance and holiday pay ($49,000 and $70,000, respectively).

Income Taxes We recorded an income tax expense of $27,000 in the current quarter compared to income tax expense of $457,000 for the same period last year. Our effective tax rate was (8.4%) for the current quarter and 220.8% for the same period last year. We established a 100% valuation allowance against our deferred tax assets in the fourth quarter of fiscal 2016. As a result, there was no adjustment to the deferred tax asset this quarter.

Comparison of the Nine Months Ended December 31, 2016 and 2015

Net Sales For the first nine months of the year, net sales increased 4.8% compared to the same period last year, driven by a 3.2% increase in sales of our packaged products and an 11.8% increase in sales of our bulk products. In our packaged products, astaxanthin sales were up 3.0% (+$418,000), driven by our Costco expansion and higher demand from international customers. Packaged spirulina sales were up 3.7% (+$203,000) due to reduced discounts combined with slightly lower volume. In our bulk products, astaxanthin sales were down 22.3% (-$225,000) as a result of increased demand for packaged astaxanthin. Sales of bulk spirulina increased 21.8% (+$749,000) due to higher pricing combined with increased international demand. International sales represented 29% of net sales for the nine months ended December 31, 2016 compared to 26% for the same period a year ago. Two customers accounted for 34% and 28% of total net sales for the nine months ended December 31, 2016 and 2015, respectively.

Gross Profit Gross profit margin for the first nine months of this year is slightly better than the same period last year. Gross profit was favorably impacted by a $323,000 reduction in non-inventoriable costs, which was offset by the sale of higher cost astaxanthin products produced in prior year. Astaxanthin production increased 8% from the same period in the prior year while spirulina production was down 9% from the same period in the prior year.

Operating Expenses Operating expenses increased by $953,000 for the first nine months of the year compared to the same period last year. Included in this is an increase in general and administrative expenses of 22% (+$866,000), primarily due to an increase in legal costs of $1,338,000 due to matters that arose in the first quarter of this year (see Part II, Item 1, Legal Proceedings). The recent litigation with Meridian has reduced our available cash and has negatively impacted our operations. This increase was offset by a net decrease in compensation costs that included lower stock option and bonus costs of $299,000 and $160,000, respectively, and a $177,000 decrease in accounting and auditing costs. Sales and marketing expenses increased 2% (+$101,000), which includes $169,000 of severance costs, offset by a $97,000 reduction in consulting costs.

 Income Taxes We recorded an income tax expense of $3,000 for the first nine months of this year compared to income tax expense of $139,000 for the same period last year. Our effective tax rate was (0.3%) for the first nine months compared to (68.8%) for the same period last year. We established a 100% valuation allowance against our deferred tax assets in the fourth quarter of fiscal 2016. As a result, there has been no adjustment to the deferred tax asset this year.

Liquidity and Capital Resources

Cash Flows

The following table summarizes our cash flows for the periods indicated ($ in thousands):

	Nine months ended December 31,
	2016	2015
Total cash (used in) provided by:
Operating activities	$892	$1,105
Investing activities	(508)	(3,547)
Financing activities	38	2,211

Increase (decrease) in cash and cash equivalents	$422	$(231)

Cash provided by operating activities decreased $213,000 compared to the same period last year due primarily to a higher net loss and a reduction in outstanding payables, offset by an increase in depreciation and decreases in inventories and receivables. The prior period included a $1.6 million increase in work-in-process inventory as a result of the increase in packaged astaxanthin demand.

Cash used in investing activities in the current period consisted primarily of small equipment purchases, whereas the prior period activity included the completion of our extraction facility and an expansion of our production capacity.

Cash provided by financing activities in the current period includes an advance against our line of credit, offset by payment of principal obligations, whereas the prior period includes the proceeds from a $2.5 million term loan used to fund the expansion of our production capacity.

Sources and Uses of Capital

At December 31, 2016, our working capital was $6.4 million, a decrease of $0.1 million compared to March 31, 2016. Cash and cash equivalents at December 31, 2016 totaled $1.7 million, an increase of $0.4 million compared to March 31, 2016.

On August 30, 2016, the Credit Agreement, which the Company and First Foundation Bank entered into on June 3, 2016, became effective. The Credit Agreement allows the Company to borrow up to $2.0 million on a revolving basis. At December 31, 2016, the Company had borrowed $0.6 million and had $1.4 million available on the line. The line of credit is secured by substantially all the Company’s assets.

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

We believe cash flows generated by operating activities and available financing will be sufficient to fund our operations for at least the next twelve months. If necessary, the Company has an available bank line of credit to help meet these requirements. The line is subject to renewal on August 30, 2017 and we intend to renew or replace it with another line of credit on or before the expiration date, subject to approval by our bank.

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

 Management’s Report on Internal Control over Financial Reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control - Integrated Framework” (2013 Framework). Based on that assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2016.

Changes to Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

      PART II.     OTHER INFORMATION

Item 1.     Legal Proceedings

From time to time the Company may become party to lawsuits and claims that arise in the ordinary course of business relating to employment, intellectual property, and other matters. There were no significant legal matters outstanding at December 31, 2016.

On May 24, 2016, one of our shareholders, Meridian OHC Partners, LP, initiated an action in the United States District Court, District of Nevada, entitled Meridian OHC Partners, LP vs. Cyanotech Corporation, Michael Davis and Rudolf Steiner Foundation (RSF), Inc.

On August 26, 2016, the Company moved to dismiss Meridian’s initial complaint on the ground that Meridian lacked standing to proceed derivatively on behalf of the Company. In response, on September 19, 2016, Meridian filed an amended complaint. On November 4, 2016, the Company filed a motion to dismiss the amended complaint, again arguing that Meridian lacks standing to proceed derivatively on behalf of the Company. On January 23, 2017, the court granted the Company’s motion to dismiss, but granted Meridian a 20-day period to file a second amended complaint. The first amended complaint (which has been dismissed) made certain derivative claims on behalf of the Company, direct claims on behalf of Meridian, and alleged, among other things, (i) that there were deficiencies in the beneficial ownership reports of Mr. Davis, the Chairman of our Board of Directors, and RSF, a shareholder of the Company, including that Mr. Davis and RSF are an undisclosed group with respect to their shares of Company Common Stock, and (ii) that Mr. Davis has breached fiduciary duties to the Company. Meridian sought, among other things, declaratory and injunctive relief to reform this conduct.

As previously disclosed, the Board of Directors of the Company formed a Special Committee comprised of independent directors to investigate, review and analyze the Meridian allegations and provide its recommendations to the Board. The Special Committee completed its investigation and presented its findings and recommendations to the Board on September 2, 2016. The special committee concluded, among other things, that (i) Mr. Davis should be filing his reports pursuant to Section 13 of the Exchange act (“Section 13”) on schedule 13D rather than on the short form schedule 13G; (ii) it has not found sufficient information to conclude that a “group” exists under Section 13; and (iii) it has not found any material corporate governance issues. The Special Committee recommended that the Board take no legal action in response to Meridian’s allegations. The Board unanimously approved the findings and adopted the recommendations of the Special Committee. Additional details regarding the Special Committee’s findings and recommendations are set forth in the Company’s Form 8-K filed with the SEC on September 9, 2016.

On March 31, 2016, the Company entered into a Separation Agreement and Release of Claims (the “Separation Agreement”), pursuant to which Brent Bailey, now-former CEO, resigned from the Company effective as of the date of the Separation Agreement. Under the Separation Agreement, Mr. Bailey was eligible to receive (i) an aggregate of $325,000 in separation payments, payable monthly through the end of April 2017, and (ii) up to 155,000 shares of the Company’s Common Stock, to be granted in two tranches. On April 29, 2016, the Company issued 48,467 shares of its Common Stock to Mr. Bailey in accordance with the Separation Agreement. On October 19, 2016 (the “Notification Date”), the Board notified Brent Bailey that, as a result of Mr. Bailey’s material breach of certain provisions of the Separation Agreement and his Employment Letter Agreement, dated November 5, 2010, the Board has exercised its right to terminate all future severance payments, healthcare benefits and share grants that would otherwise be payable to Mr. Bailey under the Separation Agreement, effective as of the Notification Date. By letter dated October 27, 2016, Mr. Bailey informed the Company that he disputes the Company’s termination of his benefits. He has initiated the mediation procedures set forth in the Separation Agreement, and the mediation is tentatively scheduled for April 2017 before Dispute Resolution & Prevention in Honolulu, Hawaii.

Item 1A.     Risk Factors

For a discussion of the risk factors relating to our business, please refer to Part I, Item 1A of our Form 10-K for the year ended March 31, 2016, and Part II, Item 1A of our Form 10-Q for the quarter ended September 30, 2016, both of which are incorporated by reference herein.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults upon Senior Securities

None.

Item 5.    Other Information

On January 18, 2017, Nancy Katz was appointed to the Audit Committee and to the Nominating and Corporate Governance Committee of the Board of Directors. Michael Davis has stepped down from the Audit Committee and Walter Menzel has stepped down from the Nominating and Corporate Governance Committee.

Item 6. Exhibits

a)     The following exhibits are furnished with this report:

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of February 7, 2017.

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of February 7, 2017.

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed as of February 7, 2017.

99.1	Press Release dated February 7, 2017.

101

The following financial statements from Cyanotech Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYANOTECH CORPORATION
(Registrant)

February 7, 2017.	By:	/s/ Gerald R. Cysewski
(Date)		Gerald R. Cysewski
President and Chief Executive Officer; Director

February 7, 2017.	By:	/s/ Jole Deal
(Date)		Jole Deal
Vice President — Finance & Administration and CFO
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of February 7, 2017.

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of February 7, 2017.

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed as of February 7, 2017.

99.1	Press Release dated February 7, 2017.

101

The following financial statements from Cyanotech Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements