Form 10-K
period 2017-03-31
CYANOTECH CORP
filed 2017-06-22
CIK 768408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). ☒  Yes ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)
		Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐  Yes ☒  No

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant on September 30, 2016 was approximately $20,918,171 based on the closing sale price of the Common Stock on the NASDAQ Capital Market on that date.

Number of shares outstanding of Registrant’s Common Stock at June 22, 2017 was 5,685,381.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement for its 2017 Annual Meeting of Stockholders, expected to be filed with the Securities and Exchange Commission on or prior to July 7, 2017 and to be used in connection with the Annual Meeting of Stockholders expected to be held on August 24, 2017, are incorporated by reference in Part III of this Form 10-K.

TABLE OF CONTENTS

Item

	PART I
	Discussion of Forward-Looking Statements	1
1.	Business	2
1A.	Risk Factors	7
2.	Properties	15
3.	Legal Proceedings	15

	PART II
5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	16
7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
8.	Financial Statements and Supplementary Data	25
9A	Controls and Procedures	47

	PART III
10.	Directors and Executive Officers of the Registrant	48
11.	Executive Compensation	48
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	48
13.	Certain Relationships and Related Transactions	48
14.	Principal Accountant Fees and Services	48

	PART IV
15.	Exhibits and Financial Statement Schedules and Exhibits	49
16.	Signatures	52

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

The following table sets forth, for the three years ended March 31, 2017, the net sales contributed by each of our product lines (in thousands):

	Net Sales
	2017	2016	2015
Natural astaxanthin products:
BioAstin®	$19,357	$19,829	$22,087
Spirulina products:
Spirulina Pacifica®	12,685	12,011	11,722

Total	$32,042	$31,840	$33,809

Natural Astaxanthin Products

We commenced commercial production of natural astaxanthin in 1997 and in 1999 introduced BioAstin®, our natural astaxanthin product for the human health and nutrition market. BioAstin® represents approximately 60% of our net sales. Astaxanthin’s antioxidant properties are believed to surpass many of the antioxidant properties of vitamin C, vitamin E, beta-carotene and other carotenoids. Independent scientific studies indicate that in certain models, natural astaxanthin has up to 550 times the antioxidant activity of vitamin E and 10 times the antioxidant activity of beta-carotene. In addition, a growing body of scientific literature suggests that natural astaxanthin has beneficial properties as an anti-inflammatory, with additional benefits for joint, skin and eye health.

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

BioAstin® is GRAS (generally recognized as safe) as determined by the United States Food and Drug Administration. Our all natural BioAstin® is cultivated without the use of herbicides or pesticides, and is not genetically modified (non GMO). In fiscal 2012, we applied for a new dietary ingredient (NDI), with the United States Food and Drug Administration, providing for a daily dosage of 12mg of astaxanthin which was reviewed without comment.

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

For the final stage of cultivation, the Haematococcus algae is transferred to open ponds where an environmental stress is applied causing the algae to form spores which accumulate high levels of astaxanthin. Once ready for harvest, the media containing these spores is transported through underground pipes to our astaxanthin processing building where the culture media and algal spores are separated. Fresh water recovered from this stage of processing is recycled for further use in cultivation. Unlike spirulina, astaxanthin is produced in a batch-mode and each cultivation pond must be completely drained and thoroughly cleaned between cycles. As sunlight is a major component of cultivation, production can be impacted by inclement weather and seasonal changes during the winter months, with shorter daylight hours and increased cloud cover.

The harvested algal spores are dried to flakes or a fine powder. During processing, the spores are cracked in a proprietary system to assure high bioavailability of astaxanthin. Each production lot of astaxanthin is sampled and tested for astaxanthin concentration. Finally, the bulk powder is vacuum-packed. Natural astaxanthin for human consumption is processed further utilizing a high-pressure supercritical carbon dioxide extraction process at our facility in Kona. The resulting product is a lipid extract insoluble in water used in the production of gelcaps.

All natural astaxanthin products undergo a prescribed set of microbiological food product tests to ensure safety and quality. We use third party contract manufacturers for the encapsulation and packaging of gelcaps. All third party contract manufacturers are audit inspected by our Quality Department and are required to comply with the Food and Drug Administration (FDA) Good Manufacturing Practices (GMP) regulations. These contract manufacturers hold independent third party GMP certifications.

BioAstin® is sold primarily as a packaged consumer product through Nutrex Hawaii directly to natural product distributors, retailers and consumers. It is also sold in liquid lipid form as a raw ingredient to dietary supplement manufacturers, health food formulators and cosmetic manufacturers. BioAstin® gelcaps are sold in bulk quantities to international distributors. In 2007, we also introduced a line of BioAstin® based nutritional supplements, MDFormulas. MDFormulas combined the health benefits of BioAstin® with other proven nutrients with benefits for targeted applications such as skin, heart and joint health. In 2012, we began selling our 12 milligram BioAstin® consumer product and in fiscal 2016 we introduced vegetarian formulas of both 4 and 12 milligram consumer products.

BioAstin® competes directly with similar products marketed by other manufacturers including Fuji Chemical of Japan, Algatechnologies of Israel and BGG of China. In the general category of nutritional supplements, BioAstin® and MDFormulas also compete with a variety of vitamins, dietary supplements and other antioxidant products available to consumers. The nutritional products market is highly competitive and includes international, national, regional and local producers and distributors, many of whom have greater resources than we have, and many of whom offer a greater variety of products.

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

Spirulina Products

We have been producing a strain of spirulina microalgae marketed as Hawaiian Spirulina Pacifica® since 1984. Spirulina Pacifica® represents approximately 40% of our net sales. Spirulina Pacifica® provides a vegetable-based, highly absorbable source of protein, natural beta-carotene, mixed carotenoids, B vitamins, gamma linolenic acid, essential amino acids and other phytonutrients.

Spirulina Pacifica® is produced in two forms: powder and tablets. Powder is used as an ingredient in nutritional supplements and health beverages; tablets are consumed as a daily dietary supplement. Both forms are sold as raw material ingredients in bulk quantities, as packaged consumer products under the Nutrex Hawaii label and as private label consumer packaged products. We recently launched three new spirulina products. Spearmint spirulina tablets provide a fresh, new flavor option for both current consumers and those trying spirulina for the first time, Greens Complete Superfood Powder formula is our entry into the green superfood category, each serving is packed with three grams of spirulina plus organic greens, organic antioxidants and probiotics, and Hawaiian Spirulina Plant Protein Shake is our entry into the Protein supplement category, each serving is packed with three grams of spirulina and is an excellent source of Vitamin B12, Vitamin K, Iron and supplies 32% recommended daily protein.

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

Our Spirulina Pacifica® is cultivated in a combination of fresh water and a metered amount of nutrient-rich deep ocean water (containing essential trace elements), drawn from a depth of 2,000 feet below sea level. This water mixture is supplemented with other major required nutrients. With the exception of deep ocean water, the raw materials and nutrients required in our spirulina production are available from multiple sources. In the case of deep ocean water, although abundantly available at this location, the facility to pump and deliver the water to our location is owned by the State of Hawaii. The facility is constructed of two separately located pump stations providing redundancy should one station fail. The State of Hawaii sets the price for deep ocean water annually based on its cost to deliver the water. Fresh water is critical to the production of our Spirulina Pacifica® algae and while we have not experienced any constraint on fresh water availability to date, availability could be impacted by a significant population growth in the region as well as throughput constraints on the water delivery infrastructure. We have met with officials of the County of Hawaii to assess the fresh water situation and evaluate the probability of future risks. We recycle fresh water in our production process where possible and continue to explore further recycling opportunities.

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

Each production lot of Spirulina Pacifica® is sampled and subjected to thorough quality control analyses including testing for moisture, carotenoids, minerals, color and taste, among others. Further, each lot of our Spirulina Pacifica® undergoes a prescribed set of microbiological food product tests, including total aerobic bacteria, coliform bacteria and E. coli. The Spirulina Pacifica® powder and tablets are packaged to extend shelf life and ensure product freshness. Our packaged consumer products are bottled and labeled by third party contractors in California. These contractors are subject to regular government inspections and hold Drug Manufacturing Licenses & Processed Food Registrations with the State of California Department of Health. These contract manufacturers hold independent third party GMP certifications. Such packaging services are readily available from multiple sources.

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

Major Customers

One customer accounted for 24% of our total net sales in the fiscal year ended March 31, 2017. Two customers accounted for 19% and 11%, respectively, of our total net sales in the fiscal year ended March 31, 2016. One customer accounted for 13% of our total net sales in the fiscal year ended March 31, 2015.

Research and Development

Our expertise for many years has been in the development of efficient, stable and cost-effective production systems for microalgal products. We have learned production levels from our systems may not be sustainable across periods of days, weeks, or even months. Accordingly, we typically investigate each specific microalgae identified in the scientific literature for potentially marketable products and for solutions to production stability and efficiency challenges, and then strive to develop the technology to grow such microalgae on a commercial scale or to incorporate procedures or technology to improve production stability and efficiency. Successful microalgal product developments and technical solutions are highly uncertain and dependent on numerous factors, many beyond our control. Products and solutions or improvements that appear promising in early phases of development may be found to be ineffective, may be uneconomical because of manufacturing costs or other factors, may be precluded from commercialization due to the proprietary rights of other companies, or may fail to receive necessary regulatory approvals. We had research and development expenses of $593,000, $633,000 and $517,000 in fiscal years 2017, 2016 and 2015, respectively. We invested $0, $80,000 and $6,000 in scientific clinical trials during fiscal 2017, 2016 and 2015, respectively.

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

Regulations

Several governmental agencies regulate various aspects of our business and our products in the United States, including the Food and Drug Administration, the Federal Trade Commission, the Consumer Product Safety Commission, the State of Hawaii Department of Health, the Department of Agriculture, the Environmental Protection Agency, the United States Postal Service, state attorney general offices and various agencies of the states and localities in which our products are sold. We believe we are in compliance with all material government regulations which apply to our products and operations. However, we are not able to predict the nature of any future laws, regulations, interpretations or applications, nor can we predict what effect future changes would have on our business.

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

On March 14, 2016 the Company submitted an application for “Amendment and Extension to Cyanotech Corporation’s Habitat Conservation Plan and Incidental Take Permit” to FWS and DOFAW. The term of the requested extension is 19 years ending in 2035. The application was reviewed by the Federal and State Agencies and was conditionally granted at a meeting of the State of Hawaii Endangered Species Recovery Committee (ESRC) on June 13, 2016. The condition was that the Company reach an agreement with a specified property owner for offsite predator mitigation by June 2017. The Company was unable to reach an agreement with the specified property owner. At its June 13, 2017 meeting the ESRC asked that detailed options for offsite mitigation be presented to them within six months. We are working with FWS and DOFAW to develop details of offsite predator mitigation to comply with ESRC requests. While we do not anticipate any significant problems because we have satisfied all conditions of past HCP’s/ITP’s and our operation is considered by the State of Hawaii as “low effect”, there can be no guarantees that FWS and/or DOFAW will not impose additional requirements on us in connection with offsite predator mitigation which may impose additional costs on us.

Employees

As of March 31, 2017, we employed 124 people on a full-time basis. Of the total, 60 are involved in harvesting, production and quality, with the remainder in maintenance, shipping, sales, administration and support. None of our employees are subject to collective bargaining agreements. Management believes that its relations with employees are good.

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

Hawaii from time to time has experienced shortages of water, electric power and fuels. Future shortages could disrupt our operations and could result in additional expense. Our Spirulina Pacifica® is cultivated in a combination of fresh water and deep ocean water. In the case of deep ocean water, although abundantly available at this location, the facility to pump and deliver the water to our location is owned by the State of Hawaii. The State of Hawaii sets the price for deep ocean water annually based on its cost to deliver the water. Any significant increase in the price could adversely affect our business. In addition, while we have not experienced any constraint on fresh water availability to date, availability could be impacted by a significant population growth in the region as well as throughput constraints on the water delivery infrastructure. We have met with officials of the County of Hawaii to assess the fresh water situation and evaluate the probability of future risks. If we are unable to obtain enough fresh water at reasonable prices to cultivate our products, our business could be negatively impacted.

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

We may become subject to claims and legal proceedings in the ordinary course of business. The costs of such proceedings could vary from quarter to quarter based on the status of the proceedings and could have a material impact on our results in any given quarter.

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

Our success depends, to a significant extent, upon the services of key personnel. For example, our Chief Executive Officer (who is also our founder and former Chief Scientific Officer) is our primary scientific resource, continuing to improve production and cultivation technology and to investigate new microalgal products. Our Chief Financial Officer has a unique understanding of our financial systems and needs. Our Vice President of Operations has years of experience with the mechanical operation of the production facility and continues to improve our production process. Our Vice President of Quality and Regulatory Affairs has experience and knowledge of federal and state regulations governing our production processes and product representation essential to continuing compliance. The loss of any such personnel or the delay in the replacement of such personnel could significantly delay the achievement of our business objectives and could adversely affect our ability to do business or provide needed management. We are also in the process of searching for a permanent Chief Executive Officer. Attracting permanent skilled executives in Hawaii can be difficult due to limited local qualified applicants. If we are unable to attract qualified candidates, or if the search process takes longer than expected, it could adversely impact our business.

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

Our top ten customers generated 60% and 58% of our net sales during fiscal 2017 and fiscal 2016, respectively. One customer accounted for 24% of our total net sales in the fiscal year ended March 31, 2017. Accordingly, the loss of one or more of those customers or a substantial decrease in such customers' purchases from us could result in a material reduction in our revenues and profitability.

We could be subject to breaches of our information technology systems, which could damage our reputation and customer relationships. Such breaches could subject us to significant reputational, financial, legal, and operational consequences.

Our business relies on information systems to obtain, rapidly process, analyze and manage data to, among other things:

• facilitate the purchase and distribution of inventory items through numerous distributors;

• receive, process and ship orders on a timely basis;

• accurately bill and collect from customers;

• process payments to suppliers; and

• provide technical support to our customers.

A cyberattack that bypasses our security, or employee error, malfeasance or other disruptions that cause a security breach could lead to a material disruption of our information systems and/or the loss of business information. Such an attack could result in, among other things:

• the theft, destruction, loss, misappropriation or release of confidential data and intellectual property;

• operational or business delays;

• liability for a breach of personal information belonging to our customers or our employees; and

• damage to our reputation any of which could have a material adverse effect on our business, financial condition, and results of operations. In the event of an attack, we would be exposed to a risk of loss or litigation and possible liability, including under laws that protect the privacy of personal information.

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

If we fail to comply with the reporting obligations of the Exchange Act and Section 404 of the Sarbanes Oxley Act, or if we fail to maintain adequate internal control over financial reporting, our business, financial condition, and results of operations, and investors’ confidence in us, could be materially and adversely affected.

As a public company, we are required to comply with the periodic reporting obligations of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including preparing annual reports, quarterly reports, and current reports. Our failure to prepare and disclose this information in a timely manner and meet our reporting obligations in their entirety could subject us to penalties under federal securities laws and regulations of The Nasdaq Stock Market LLC (“NASDAQ”), expose us to lawsuits, and restrict our ability to access financing on favorable terms, or at all.

In addition, pursuant to Section 404 of the Sarbanes Oxley Act, we are required to evaluate and provide a management report of our systems of internal control over financial reporting. During the course of the evaluation of our internal control over financial reporting, we could identify areas requiring improvement and could be required to design enhanced processes and controls to address issues identified through this review. This could result in significant delays and costs to us and require us to divert substantial resources, including management time, from other activities. In addition, if we fail to maintain the adequacy of our internal control over financial reporting, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with the Sarbanes Oxley Act. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent fraud. Any failure to maintain compliance with the requirements of Section 404 on a timely basis could result in the loss of investor confidence in the reliability of our financial statements, which in turn could, negatively impact the trading price of our stock, and adversely affect investors’ confidence in the Company and our ability to access capital markets for financing.

Our three largest shareholders own a substantial portion of our common stock and could exert substantial influence over our business, particularly if any of them choose to work together.

Our three largest shareholders collectively own approximately 46.4% of our common stock. According to publicly filed beneficial ownership reports, Michael Davis, chairman of our board of directors, beneficially held 1,104,011 of shares representing a 19.5% beneficial ownership, the Rudolph Steiner Foundation, or RSF, beneficially owned 767,133 shares representing a 13.6% beneficial ownership, and Meridian OHC Partners held 749,610 shares representing a 13.3% beneficial ownership. The shares held by RSF were originally donated by a foundation affiliated with Mr. Davis or acquired from the proceeds of donations made by that foundation. In addition, Mr. Davis and RSF filed a Schedule 13D with the SEC on March 17, 2017 announcing the formation of a “group” among the two of them and certain of Mr. Davis’ affiliates under Section 13 of the Exchange Act. As part of the agreement between Mr. Davis and RSF, RSF has agreed not to sell, transfer or otherwise dispose of any of its shares in the Company unless RSF provides concurrent written notice to an affiliate of Mr. Davis and the Company at least three days prior to the consummation of any such sale, transfer or other disposition.

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

Our products are marketed in a number of countries around the world. For the year ended March 31, 2017, approximately 28% of our net sales were from sales to foreign customers. As a result, we are subject to a number of risks which include, but are not limited to:

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

Climate change initiatives could materially and adversely affect our business, financial condition, and results of operations.

Our manufacturing processes require that we purchase significant quantities of energy from third parties, which results in the generation of greenhouse gases, either directly onsite or indirectly at electric utilities. Both domestic and international legislation to address climate change by reducing greenhouse gas emissions and establishing a price on carbon could create increases in energy costs and price volatility. Considerable international attention is now focused on development of an international policy framework to address climate change. Proposed and existing legislative efforts to control or limit greenhouse gas emissions could affect our energy source and supply choices as well as increase the cost of energy and raw materials derived from sources that generate greenhouse gas emissions. If our suppliers are unable to obtain energy at a reasonable cost in the future, the cost of our raw materials could be negatively impacted which could result in increased manufacturing costs.

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

We believe our cash to be provided from operations will be sufficient to meet our working capital and operating requirements for at least the next 12 months, but we may need to raise additional funds and we may not be able to secure such funding on acceptable terms, if at all. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our then current stockholders may be reduced. If we raise additional funds through the issuance of convertible debt securities, or through additional debt or similar instruments, such securities, debt, or similar instruments could have rights senior to those of our common stockholders and such instruments could contain provisions restricting our operations. If adequate funds are not available to satisfy either short-term or long-term capital requirements, we may be required to limit operations with adverse results.

We have incurred significant losses in the past. If we incur significant losses in the future, we will experience negative cash flow which may hamper current operations and prevent us from sustaining or expanding our business.

As of March 31, 2017, we had an accumulated deficit of approximately $15.1 million, primarily as a result of significant losses incurred during fiscal years ended March 31, 2017, 2016, 2008 and 2007 of $1.2 million, $4.4 million, $1.1 million and $7.4 million, respectively. The 2016 loss included a non-cash impairment of a deferred tax asset, and the 2007 loss included a non-cash impairment loss on equipment and leasehold improvements of $4.5 million. These account for approximately 93% of our accumulated deficit since our inception. Historically, we have relied upon cash from operations and financing activities to fund all of the cash requirements of our business. However, no assurance can be provided that we will return to profitability and extended periods of profitability and net income do not assure positive cash flows. Future periods of net losses from operations could result in negative cash flow, and may hamper ongoing operations and prevent us from sustaining or expanding our business. We cannot assure you that we will achieve, sustain or increase profitability on a quarterly or annual basis in the future. If we do not achieve, sustain or increase profitability, our business will be adversely affected and our stock price may decline.

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

The price at which you purchase shares of our common stock may not be indicative of the price that will prevail later in the trading market. You may be unable to sell your shares of common stock at or above your purchase price, which may result in substantial losses to you. As of March 31, 2017, there were approximately 5.7 million shares of our common stock outstanding and stockholders holding at least 5% of our stock, individually or with affiliated persons or entities, collectively beneficially owned or controlled approximately 46% of such shares. Sales of large numbers of shares by any of our large stockholders could adversely affect our trading price, particularly given our relatively small historic trading volumes. If stockholders holding shares of our common stock sell, indicate an intention to sell, of if it is perceived that they will sell, substantial amounts of their common stock in the public market, the trading price of our common stock could decline. Moreover, if there is no active trading market of if the volume of trading is limited, holders of our common stock may have difficulty selling their shares.

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

Our principal facility and corporate headquarters is located at the Natural Energy Laboratory of Hawaii Authority (“NELHA”) at Keahole Point in Kailua-Kona, Hawaii. It encompasses approximately 90 fully developed acres containing microalgal cultivation ponds, processing facilities, research and quality control laboratories, and sales and administrative offices. The property is leased from the State of Hawaii under a 40-year commercial lease expiring in 2035. Our lessee interest in the NELHA lease is encumbered by a mortgage securing approximately $7.5 million of debt (see footnote 4 and 6 of the financial statements). If we were to require additional land for expansion, we believe that there is sufficient available land at NELHA, provided a revised NELHA lease can be negotiated with acceptable terms. Under the terms of the existing NELHA lease, we could be required to remove improvements at the end of the lease term. Based upon our analysis, we do not believe the projected cost for such removal to be reasonably estimable, or likely, given historical practices. However, conditions could change in the future. It is not possible to predict such changes or estimate any impact thereof. We also rent warehouse space in Rancho Cucamonga, California, and office space in Los Angeles, California.

Item 3.	Legal Proceedings

From time to time, we may become party to lawsuits and claims that arise in the ordinary course of business relating to employment, intellectual property, and other matters. There were no significant legal matters outstanding at March 31, 2017.

As we have previously reported, we were previously a party to a litigation action initiated by Meridian OHC Partners, LP (“Meridian”) in the United States District Court, District of Nevada. As disclosed in our Form 8-K filed with the Securities and Exchange Commission on February 16, 2017, the court granted our motion to dismiss the lawsuit on January 23, 2017, but granted Meridian a 20-day period to file an amended complaint. On February 13, 2017, Meridian filed an amended complaint in which we were not named as a defendant. As a result, we is no longer a party to the Meridian lawsuit. The lawsuit has continued against other defendants.

On April 6, 2017, after a mediation session before Dispute Resolution & Prevention in Honolulu, Hawaii, the Company and Brent D. Bailey, our former Chief Executive Officer, entered into a Settlement Agreement (the “Settlement Agreement”) resolving all disputes between the Company and Mr. Bailey with respect to that certain Separation Agreement and Release of Claims, dated March 31, 2016 (the “Separation Agreement”). The Settlement Agreement is further described in our Form 8-K filed with the Securities and Exchange Commission on April 11, 2017.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed and traded on the NASDAQ Capital Market under the symbol “CYAN”. The closing price of our common stock was $3.38 as of June 20, 2017. The approximate number of holders of record of our common stock was 400 as of June 20, 2017. The high and low selling prices as reported by NASDAQ were as follows:

Quarter Ended:	June 30	September 30	December 31	March 31
Fiscal 2017
Common stock price per share:
High	$5.65	$5.36	$4.30	$4.70
Low	$4.76	$3.43	$3.60	$3.70

Fiscal 2016
Common stock price per share:
High	$10.25	$9.63	$6.08	$5.41
Low	$8.75	$5.73	$5.10	$3.89

We are prohibited from declaring any common stock dividends without the prior written consent of a lender per the conditions of an existing term loan agreement with such lender. We have never declared or paid cash dividends on our common stock. We currently do not anticipate paying any cash dividends on common stock.

The following table sets forth the Company’s common shares authorized for issuance under equity compensation plans:

	Common shares to be issued upon exercise of options and restricted stock units outstanding (in shares)	Weighted- average exercise price of outstanding options and restricted stock units	Common shares available for future grant under equity compensation plans (in shares)
Equity compensation, plans approved by security holders	528,000	$3.91	1,564,124

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a world leader in the production of natural products derived from microalgae, with a core competency in cultivating and processing microalgae into high-value, high-quality natural products for the human nutrition market. We produce our algae in Hawaii and manufacture the finished products in Hawaii and California. Our products are sold as consumer packaged goods to distributors, retailers and direct consumers, primarily in the U.S., as well as in bulk form to manufacturers, formulators and distributors worldwide in the health foods and nutritional supplements markets. We will continue to focus on growing the market for our high quality, higher margin consumer products by emphasizing the higher nutritional content of our Hawaiian spirulina and the benefits of our natural astaxanthin. We generated 28%, 29% and 29% of our revenues outside of the United States during the years ended March 31, 2017, 2016 and 2015, respectively. Competing in a global marketplace, we are influenced by the general economic conditions of the countries in which our customers operate, including adherence to our customers’ local governmental regulations and requirements. Since all sales are made in U.S. currency, we have no material foreign exchange exposure.

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

Fresh water is critical for our natural astaxanthin and spirulina production, while we have not experienced any constraint on fresh water availability, future availability could be negatively impacted by significant growth in the local population as well as by throughput constraints on the water delivery infrastructure owned by the County of Hawaii. Given the criticality of fresh water to our operations and the community, we recycle fresh water where possible and have developed additional water recycling systems in our efforts to utilize fresh water efficiently. Both fresh and sea water require electricity for pumping; and electricity, our single largest expenditure, depends on the cost of fuel which is, in turn, tied to the global price of crude oil.

Complex biological processes in the cultivation and processing of our microalgae are influenced by factors beyond our control—the weather, for example. As a result, we cannot assure that adequate production levels will be consistent period over period. To the extent that our production levels are not sufficient to absorb these costs on a period basis, we recognize abnormal and non-inventoriable production costs, including fixed cost variances from normal production capacity, as an expense in the period incurred. Abnormal amounts of freight, handling costs and wasted material (spoilage) are recognized as current-period charges and fixed production overhead costs are allocated to inventory based on the normal capacity of production facilities. Normal capacity is defined as “the production expected to be achieved over a number of periods or seasons under normal circumstances, taking into account the loss of capacity resulting from planned maintenance.” To offset increased production costs, we seek ways to increase production efficiencies in volume yield, potency, and quality consistent with our commitment to produce high-value, high-quality products.

We utilize several third-party contractors for encapsulation of our gelcaps and for the packaging of our finished Nutrex Hawaii products. Although these services are available from a limited number of sources, we believe that we have the ability to use other parties if any of the current contractors become unavailable.

Fiscal 2017 summary:

●

Net sales for the year were flat at $32.0 million, an increase of 0.6% from the prior year, driven primarily by a 0.4% decrease in sales of bulk products, offset by a 0.9% increase in sales of our consumer products.

●

Fiscal 2017 pretax loss was $1.2 million compared to pretax loss of $1.1 million in fiscal 2016. The loss in fiscal 2017 was primarily a result of an increase in legal costs of $1.2 million related to a shareholder lawsuit.

●

Cash provided by operating activities was $1.2 million, an increase of $0.5 million from fiscal year 2016 due primarily to flat inventory levels year over year. Cash at March 31, 2017 increased $0.2 million compared to last year due primarily to decreased spending on equipment and leasehold improvements.

Results of Operations for the 2017, 2016 and 2015 Fiscal Years

The following tables present selected consolidated financial data for each of the past three fiscal years ($ in thousands):

Consolidated Performance Summary	2017	2016	2015
Net sales	$32,042	$31,840	$33,809
Net sales increase (decrease)	0.6%	(5.8)%	20.0%
Gross profit	$12,224	$11,866	$14,466
Gross profit as % of net sales	38.1%	37.3%	42.8%
Operating expenses	$12,906	$12,651	$14,144
Operating expenses as % of net sales	40.3%	39.7%	41.8%
Operating (loss) income	$(682)	$(785)	$322
Operating (loss) income as % of net sales	(2.1)%	(2.5)%	1.0%
Income tax expense	$(5)	$(3,328)	$(253)
Net loss	$(1,215)	$(4,395)	$(24)

Net sales by product	2017	2016	2015
Packaged sales
Astaxanthin packaged	$18,367	$18,347	$17,579
Astaxanthin packaged sales increase	0.1%	4.4%	50.7%
Spirulina packaged	$7,489	$7,282	$7,192
Spirulina packaged sales increase	2.8%	1.3%	29.3%
Total Packaged sales	$25,856	$25,629	$24, 771
Total Packaged sales increase	0.9%	3.5%	43.8%

Bulk sales
Astaxanthin bulk	$990	$1,482	$4,508
Astaxanthin bulk sales (decrease) increase	(33.2)%	(67.1)%	(39.0)%
Spirulina bulk	$5,196	$4,729	$4,530
Spirulina bulk sales increase (decrease)	9.9%	4.4%	27.2%
Total Bulk sales	$6,186	$6,211	$9,038
Total Bulk sales (decrease)	(0.4)%	(31.3)%	(17.5)%

Fiscal 2017 results compared with Fiscal 2016

Net Sales Net sales increased 0.6% in the year ended March 31, 2017 compared with 2016. This increase was driven by a 5.6% increase in spirulina sales, offset by a 2.4% decrease in astaxanthin sales. The increase in spirulina sales was driven by an increase in bulk sales (+9.9%) due to higher production in the last quarter of fiscal 2016 through the third quarter of fiscal 2017. Sales of packaged spirulina also showed modest growth (+2.8%), due to a shift to channels with lower sales discounts. The decrease in astaxanthin sales is due primarily to the discontinuation of a product by one of our European bulk customers. Sales of packaged astaxanthin showed modest growth. One customer accounted for 24% of our total revenue in fiscal 2017. In fiscal 2016, two customers who accounted for 19% and 11% of our total revenue, respectively.

Competition for sales of bulk astaxanthin remains intense due to the large number of suppliers. We expect competitive pricing pressure to continue in future periods and will continue to focus on the higher quality of Hawaiian astaxanthin in support of customers who demand higher quality raw materials for their formulations.

Gross Profit Our gross profit percent of net sales increased by 0.8 percentage points compared to fiscal 2016. This improvement was the result of savings from a full year’s utilization of our new extraction facility, coupled with an 8% increase in astaxanthin production with lower production costs. We incurred $0.2 million of non-inventoriable costs during fiscal 2017 related to lower spirulina production in the 4th quarter of fiscal 2017, compared to $0.5 million in fiscal 2016, which included $0.4 million related to start-up costs of our new extraction facility.

Operating Expenses Operating expenses increased by $0.3 million, or 2.0%, in fiscal 2017 and increased as a percentage of net sales by 0.6%.   The majority of the increase is in General and Administrative expenses, which increased $0.3 million, or 4.5%, due to an increase in legal fees of $1.2 million related to a shareholder lawsuit, offset by lower costs for stock compensation expense (-$0.4 million), severance costs (-$0.1 million), bad debt expense (-$0.1 million) and audit fees (-$0.1 million).

Other Expense Other expense is comprised primarily of interest expense on term loans, amortization of debt issuance costs and interest on other financing agreements, offset by a nominal amount of interest earned and miscellaneous sales.

Income Taxes We recorded income tax expense of $5,000 in fiscal 2017. For fiscal 2016 we recorded a valuation allowance of $3.6 million against our remaining deferred tax asset, resulting in an income tax expense of $3.3 million and an effective tax rate of (312%).

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

Gross Profit Our gross profit percent of net sales decreased by 5.5 percentage points compared to fiscal 2015. Gross profit was impacted by a 14% decrease in astaxanthin production, which resulted in a higher cost per kilo of astaxanthin sold during the year. Our production was impacted by lower sunlight and an unusual level of mid-day cloud cover in Kona, HI in the first two quarters of fiscal 2016 as a result of the El Nino conditions we experienced. We incurred $0.5 million of non-inventoriable costs during fiscal 2016, including $0.4 million related to start-up costs of our new extraction facility. In fiscal 2015, we incurred $0.2 million of non-inventoriable costs. The decline in gross profit was also due to changes in our customer mix in the first three quarters of the year, which resulted in higher overall sales allowances and reduced gross profit by $0.9 million or 3.6 percentage points during fiscal 2016 compared with fiscal 2015.

Operating Expenses Operating expenses decreased by $1.5 million, or 11%, in fiscal 2016 and decreased as a percentage of net sales by 2.1%.   General and Administrative expenses decreased $2.2 million, or 27%, due to a decrease in legal fees of $2.5 million related to matters that were settled in the third quarter of fiscal 2015, offset by higher salaries and benefits ($0.2 million) and costs related to the Company’s separation with its former CEO as of March 31, 2106 ($0.5 million).  Sales and Marketing expenses increased $0.6 million, or 10%, as a result of the expansion of our distribution of consumer products. A major component of this increase is product demonstration costs which are up by $0.9 million, offset by a decrease of $0.3 million in advertising and promotion costs. Research and development expenses increased $0.1 million, or 22%, due to an increase in salaries and benefits.

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

Liquidity and Capital Resources

Sources of Liquidity As of March 31, 2017, we had cash of $1.4 million and working capital of $6.2 million compared to $1.2 million and $6.5 million, respectively, at March 31, 2016. On August 30, 2016, the Credit Agreement, which we entered into with First Foundation Bank (the Bank) on June 3, 2016, became effective. The Credit Agreement allows us to borrow up to $2.0 million on a revolving basis. At March 31, 2017, we had borrowed $0.6 million and had $1.4 million available on the line. The line of credit is subject to renewal on August 30, 2017 and we intend to renew or replace it with another line of credit on or before the expiration date. The Bank has issued a letter to us dated June 12, 2017 indicating it intends to renew the line of credit subject to approval by its credit committee.

As of March 31, 2017, we had $6.9 million of term loans payable to the Bank that require the payment of principal and interest monthly through August 2032. Pursuant to the term loans, we are subject to annual financial covenants, customary affirmative and negative covenants and certain subjective acceleration clauses. As of March 31, 2017 and 2016, our current ratio of 1.92:1 and 1.97:1, respectively, fell short of the Bank's annual requirement of 2.10:1. The Bank has provided us with letters stating they found us to be in compliance with this covenant requirement and all other financial covenants as of March 31, 2017 and 2016, and do not consider these shortfalls to be defaults under the Loan Agreement.

Funds generated by operating activities and available cash continue to be our most significant sources of liquidity for working capital requirements, debt service and funding of maintenance levels of capital expenditures. Based upon our fiscal year 2018 operating plan and related cash flow projections and our projected consolidated financial position as of March 31, 2018, cash flows expected to be generated by operating activities and available financing are expected to be sufficient to fund our operations for at least the next twelve months, and our current ratio is expected to be in compliance with the annual term loan covenant requirement as of March 31, 2018. However, no assurances can be provided that we will achieve our operating plan and cash flow objectives for the next fiscal year ended March 31, 2018 or our projected consolidated financial position as of March 31, 2018. Such estimates are subject to change based on future results and such change could cause future results to vary significantly from expected results.

As indicated above, the Bank has not considered the shortfalls as of March 31, 2017 and 2016 in our current ratio relative to the covenant requirement to be violations of the Loan Agreements. However, in the event we have a shortfall under the Loan Agreements as of March 31, 2018 or future fiscal year ends, there is no assurance that the Bank will not consider such to be a violation of the Loan Agreements and pursue its rights under the arrangements to call for the repayment of the outstanding borrowings payable to the Bank. If this occurs, we may need to raise additional funds to repay the loans; however, we may not be able to secure such funding on acceptable terms, or at all.

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

Contractual Obligations

The following table presents our contractual obligations at March 31, 2017 (in thousands):

	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years	Total
Term Loans(1)	$530	$1,156	$1,299	$3,918	$6,903
Capital Leases	93	119	24	—	236
Interest payments(2)	386	661	508	1,156	2,711
Operating Leases(3)	615	1,241	1,064	4,290	7,210
Purchase obligations(4)	406	—	—	—	406
Total	$2,030	$3,177	$2,895	$9,364	$17,466

Note: For additional information refer to Note 6, Long-Term Debt and Note 7, Leases in the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

(1)	Includes term loans with a balance of $6,903,000 as of March 31, 2017, secured by substantially all of the assets of the Company.

(2)	Interest calculated from loan amortization using current rates.

(3)	Operating lease obligations do not include percentage rent, property taxes and payments for common area maintenance.

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

Cash Flows The following table summarizes our cash flows from operating, investing and financing activities for each of the past three fiscal years ($ in thousands):

	2017	2016	2015
Total cash is provided by (used in):
Operating activities	$1,220	$745	$1,208
Investing activities	(847)	(3,817)	(3,297)
Financing activities	(206)	2,086	3

Increase (decrease) in cash	$167	$(986)	$(2,086)

Cash provided by operating activities improved by $0.5 million due primarily to holding inventory flat, compared to last year when we had built safety stock for our packaged items. Reductions in our accounts receivable balance relate to large outstanding balances for two customers at the end of fiscal 2016 that were paid in fiscal 2017, and was offset by reductions of payables and accrued expenses. The decrease in cash provided by operating activities of $0.5 million from $1.2 million in fiscal 2015 to $0.7 million in fiscal 2016 is due primarily to higher increases in inventories and accounts payable.

Cash used in investing activities in fiscal 2017 consisted primarily of small equipment purchases, whereas the prior year activity included the completion of our extraction facility and an expansion of our production capacity. Net cash used in investing activities increased $0.5 million in fiscal 2016 compared to fiscal 2015 due primarily to higher self-funded capital expenditures over and above the use of the remaining restricted cash provided for the completion of our new extraction and warehouse facility

Cash used in financing activities during fiscal 2017 included proceeds of $0.6 million, net, from our line of credit, offset by payments long-term debt and payments in lieu of stock issuance and settlement of taxes related to the former CEO separation agreement. Cash used in financing activities during fiscal 2016 included proceeds from long-term debt to fund our $2.5 million capacity expansion.

Effect of Recently Issued Accounting Standards and Estimates

In December 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-20 “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers” (“ASU No. 2016-20”) and ASU 2016-19 “Technical Corrections and Improvements” ("ASU No. 2016-19") which contains amendments that affect a wide variety of topics in the Accounting Standards Codification (“ASC”). The amendments generally fall into one of the following four categories: (a) Amendments related to differences between original guidance and the ASC that either carry forward pre-codification guidance or subsequent amendments into the ASC or to guidance that was codified without some text, reference, or phrasing that, upon review, was deemed important to the guidance; (b) Guidance clarification and reference corrections; (c) Simplification; and (d) Minor improvements. ASU 2016-20 will take effect for public companies for the fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. This guidance is applicable to our fiscal year beginning April 1, 2018. We do not expect that the adoption of this guidance will have a significant impact on our consolidated financial position, results of operations or cash flows.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” (“ASU No. 2016-18”).  This update addresses the fact that diversity exists in the classification and presentation of changes in restricted cash on the statement of cash flows under Topic 230, Statement of Cash Flows. ASU 2016-18 will take effect for public companies for the fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. This guidance is applicable to our fiscal year beginning April 1, 2018. We do not anticipate that this guidance will have a material impact on our consolidated financial statements and related disclosures.

In August 2016, FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU No. 2016-15”). This ASU clarifies and provides specific guidance on eight cash flow classification issues that are not currently addressed by current GAAP and thereby reduces the current diversity in practice. ASU No. 2016-15 is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2017, with early application permitted. This guidance is applicable to our fiscal year beginning April 1, 2018. We do not anticipate that this guidance will have a material impact on our consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU No. 2016-09”). This ASU makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation, and the financial statement presentation of excess tax benefits or deficiencies. ASU No. 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. The standard is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted. We expect to adopt this guidance on April 1, 2017, and do not anticipate that this guidance will have a material impact on our consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” (“ASU No. 2016-08”), which clarified the revenue recognition implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing”, which clarified the revenue recognition guidance regarding the identification of performance obligations and the licensing implementation. In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients”, which narrowly amended the revenue recognition guidance regarding collectability, noncash consideration, presentation of sales tax and transition. ASU No. 2016-08, ASU No. 2016-10 and ASU No. 2016-12 are effective during the same period as ASU No. 2014-09, Revenue from Contracts with Customers, which is effective for annual reporting periods beginning after December 15, 2017, with the option to adopt one year earlier. This guidance is applicable to our fiscal year beginning April 1, 2018. We do not anticipate that the adoption of ASU No. 2016-08, ASU No. 2016-10 and ASU No. 2016-12 will have a material impact on our consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU No. 2016-02”). The principle objective of ASU No. 2016-02 is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet. ASU No. 2016-02 continues to retain a distinction between finance and operating leases but requires lessees to recognize a right-of-use asset representing its right to use the underlying asset for the lease term and a corresponding lease liability on the balance sheet for all leases with terms greater than twelve months. ASU No. 2016-02 is effective for fiscal years and interim periods beginning after December 15, 2018. Early adoption of ASU No. 2016-02 is permitted. Entities are required to apply the amendments at the beginning of the earliest period presented using a modified retrospective approach. This guidance is applicable to our fiscal year beginning April 1, 2019. We expect this guidance will have a material impact on our consolidated balance sheets due to the recognition of lease rights and obligations as assets and liabilities, respectively. We do not expect this guidance to have a material effect on our consolidated results of operations and cash flows.

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes”. This guidance simplifies the presentation of deferred income taxes and requires that deferred tax assets and liabilities be classified as noncurrent in the classified statement of financial position. ASU 2015-17 will take effect for public companies for the fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. This guidance is applicable to the Company beginning April 1, 2017. We do not expect this guidance to have a material effect on our consolidated financial position, results of operations or cash flows.

In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date”, which defers the effective date of ASU 2014-09 by one year to December 15, 2017 for interim and annual reporting periods beginning after that date, and permitted early adoption of the standard, but not before the original effective date.

In July 2015, the FASB issued ASU No. 2015-11, “Inventory: Simplifying the Measurement of Inventory”, that requires inventory not measured using either the last in, first out (LIFO) or the retail inventory method to be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable cost of completion, disposal, and transportation. The new standard will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, and will be applied prospectively. Early adoption is permitted. This guidance is applicable to our fiscal year beginning April 1, 2017. We do not anticipate that this guidance will have a material impact on our consolidated financial statements and related disclosures.

In August 2014, the FASB issued ASU No. 2014-15, "Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern", which requires management to assess, at each annual and interim reporting period, the entity’s ability to continue as a going concern within one year from the date the financial statements are issued and provide related disclosures. As required, we adopted this standard as of December 31, 2016.

In May 2014, The FASB issued ASU No 2014-09, “Revenue from Contracts with Customers (Topic 606)”. This guidance, as amended by subsequent ASUs on the topic, supersedes current guidance on revenue recognition in topic 605, Revenue Recognition. This guidance will be effective for annual periods beginning after December 15, 2017, including interim reporting periods. Early application of the guidance is permitted for annual periods beginning after December 31, 2016. This guidance is applicable to our fiscal year beginning April 1, 2018. We expect to adopt this guidance when effective in the first quarter of the fiscal year ended March 31, 2019 and is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures. We expect to complete this evaluation in December 2017.

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

Inventory - We record inventories at the lower of cost or net realizable value. Cost is defined as the sum of the applicable expenditures and charges directly or indirectly incurred in bringing inventories to their existing condition and location. Cost for inventory purposes may be determined under any one of several assumptions as to the flow of cost factors, such as first-in, first-out; average cost; and last-in, first-out. Our inventories are stated using the first-in, first-out method. Inventory values are subject to many critical estimates, including production levels and capacity, changes in the prices paid for raw materials, supplies, and labor, changes in yield, potency, and quality of biomass, changes in processing or production methods, and changes in the carrying value of our inventories resulting from the prices our customers are willing to pay for our products. Such estimates are revised quarterly. Changes in management’s estimates could result in increases or decreases in the recorded amounts of inventory and cost of sales.

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

Management reviews inventory levels, inventory turnover, product age and product marketability quarterly to evaluate recoverability and determine if a reserve for inventory is deemed necessary. At March 31, 2017 an inventory reserve in the amount of $3,000 has been recorded, compared to $8,000 as of March 31, 2016.

Equipment and leasehold improvements - Equipment and leasehold improvements are reported at cost less accumulated depreciation and amortization. Self-constructed leasehold improvements include design, construction and supervision costs. These costs are recorded in construction in progress and are transferred to equipment and leasehold improvements when construction is completed and the facilities are placed in service. Long-lived assets, such as property, plant and equipment and purchased intangibles subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized to the extent that the carrying amount exceeds the asset’s fair value. We have not recognized any impairment of long lived assets as of March 31, 2017 or 2016.

 Stock-Based Compensation - We provide compensation benefits in the form of stock options, restricted stock units and restricted stock grants to employees and non-employee directors. Our stock-based compensation expense is based on the fair value of awards, adjusted for estimated forfeitures, and amortized on a straight-line basis over the requisite service period for stock options and restricted stock units (“RSUs”). The fair value of stock options is estimated as of the date of grant using the Black-Scholes option-pricing model. This model requires input assumptions for our expected dividend yield, expected stock price volatility, risk-free interest rate and the expected option term. Restricted stock and RSUsare valued at the fair value of our common stock as of the date of the grant. See Note 9 in the Notes to our consolidated financial statements included in this 10-K.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Cyanotech Corporation

We have audited the accompanying consolidated balance sheets of Cyanotech Corporation (a Nevada corporation) and subsidiary (the “Company”) as of March 31, 2017 and 2016, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2017. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cyanotech Corporation and subsidiary as of March 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

Irvine, California

June 22, 2017

CYANOTECH CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

March 31,

	2017	2016
	(in thousands, except share data)
ASSETS
Current assets:
Cash	$1,407	$1,240
Accounts receivable, net of allowance for doubtful accounts of $49 in 2017 and $136 in 2016	2,135	2,983
Inventories, net	7,972	7,856
Deferred tax assets	157	74
Prepaid expenses and other current assets	565	502
Total current assets	12,236	12,655
Equipment and leasehold improvements, net	16,712	17,796
Other assets	213	696
Total assets	$29,161	$31,147

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$611	$—
Current maturities of long-term debt	623	574
Customer deposits	119	117
Accounts payable	3,666	4,000
Accrued expenses	1,013	1,430
Total current liabilities	6,032	6,121
Long-term debt, less current maturities	6,249	7,094
Deferred tax liabilities	157	74
Other long term liabilities	116	30
Total liabilities	12,554	13,319
Commitments and contingencies
Stockholders’ equity:
Preferred stock of $0.01 par value, authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock of $0.02 par value, authorized 50,000,000 shares; issued and outstanding 5,685,381 shares at March 31, 2017 and 5,599,797 shares at March 31, 2016	114	112
Additional paid-in capital	31,577	31,585
Accumulated deficit	(15,084)	(13,869)
Total stockholders’ equity	16,607	17,828
Total liabilities and stockholders’ equity	$29,161	$31,147

See accompanying notes to consolidated financial statements

CYANOTECH CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended March 31,

	2017	2016	2015
	(in thousands, except per share data)

Net sales	$32,042	$31,840	$33,809
Cost of sales	19,818	19,974	19,343
Gross profit	12,224	11,866	14,466
Operating expenses:
General and administrative	6,054	5,796	7,960
Sales and marketing	6,259	6,222	5,667
Research and development	593	633	517
Total operating expense	12,906	12,651	14,144
(Loss) income from operations	(682)	(785)	322
Other expense:
Interest expense, net	(528)	(282)	(93)
Total other expense, net	(528)	(282)	(93)
(Loss) income before income tax expense	(1,210)	(1,067)	229
Income tax expense	(5)	(3,328)	(253)
Net loss	$(1,215)	$(4,395)	$(24)
Net loss per share:
Basic and diluted	$(0.21)	$(0.79)	$(0.00)
Shares used in calculation of net loss per share:
Basic and diluted	5,658	5,581	5,517

See accompanying notes to consolidated financial statements

CYANOTECH CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended March 31, 2017, 2016 and 2015

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	(in thousands, except per share data)

Balances at March 31, 2014	5,488,038	$110	$29,891	$(9,450)	$20,551
Issuances of common stock for Director Stock Grants	16,561	—	78	—	78
Issuance of common stock for exercise of stock options for cash	60,200	1	214	—	215
Compensation expense related to stock options	—	—	663	—	663
Net loss	—	—	—	(24)	(24)
Balances at March 31, 2015	5,564,799	111	30,846	(9,474)	21,483
Issuances of common stock for Director Stock Grants	13,198	—	78	—	78
Issuance of common stock for exercise of stock options for cash	21,800	1	74	—	75
Compensation expense related to stock options	—	—	587	—	587
Net loss	—	—	—	(4,395)	(4,395)
Balances at March 31, 2016	5,599,797	112	$31,585	(13,869)	17,828
Issuances of common stock for Director Stock Grants	19,117	—	78	—	78
Issuance of common stock for exercise of stock options for cash	18,000	1	50	—	51
Issuance of common stock in connection with severance of former executive	77,500	1	(1)	—	—
Shares withheld from former executive for tax payments	(29,033)	(1)	(146)	—	(147)
Settlement agreement with former executive			(140)	—	(140)
Compensation expense related to stock options	—	1	151	—	152
Net loss	—	—	—	(1,215)	(1,215)
Balances at March 31, 2017	5,685,381	$114	$31,577	$(15,084)	$16,607

See accompanying notes to consolidated financial statements

CYANOTECH CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended March 31,

	2017	2016	2015
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,215)	$(4,395)	$(24)
Adjustments to reconcile net loss to cash provided by operating activities:
Loss on sale or disposal of assets	63	11	96
Depreciation and amortization	1,978	1,520	1,243
Amortization of debt issue costs and other assets	67	57	56
Share based compensation expense	232	665	741
Provision for allowance for doubtful accounts	—	130	—
Deferred income tax expense	—	3,350	163
Net (increase) decrease in assets:
Accounts receivable	848	145	(882)
Inventories	(116)	(2,149)	(337)
Prepaid expenses and other assets	27	(39)	22
Net increase (decrease) in liabilities:
Customer deposits	2	86	1
Accounts payable	(334)	1,036	(219)
Accrued expenses	(417)	306	348
Deferred rent and other liabilities	85	22	—
Net cash provided by operating activities	1,220	745	1,208

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in equipment and leasehold improvements	(847)	(4,303)	(4,179)
Proceeds from restricted cash	—	486	882
Net cash used in investing activities	(847)	(3,817)	(3,297)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short term notes payable	600	500	—
Net draw down on line of credit	611	—	—
Payment of short term notes payable	(600)	(500)	—
Proceeds from long-term debt, net of costs	—	2,407	—
Payments on capitalized leases	(77)	(44)	(2)
Principal payments on long-term debt	(504)	(352)	(210)
Shares withheld from former executive for tax payments	(147)	—	—
Settlement agreement with former executive	(140)	—	—
Proceeds from issuance of common stock and exercise of stock options	51	75	215
Net cash (used in) provided by financing activities	(206)	2,086	3
Net increase (decrease) in cash	167	(986)	(2,086)
Cash at beginning of year	1,240	2,226	4,312
Cash at end of year	$1,407	$1,240	$2,226

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$431	$362	$294
Income taxes	$—	$47	$8

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

Liquidity and Debt Covenant Compliance

As of March 31, 2017, the Company had cash of $1.4 million and working capital of $6.2 million compared to $1.2 million and $6.5 million, respectively, at March 31, 2016. On August 30, 2016, the Credit Agreement, which the Company and First Foundation Bank (the Bank) entered into on June 3, 2016, became effective. The Credit Agreement allows the Company to borrow up to $2.0 million on a revolving basis. At March 31, 2017, the Company had borrowed $0.6 million and had $1.4 million available on the line. The line of credit is subject to renewal on August 30, 2017 and the Company intends to renew or replace it with another line of credit on or before the expiration date. The Bank has issued a letter to the Company dated June 12, 2017 indicating it intends to renew the line of credit subject to approval by its credit committee.

As of March 31, 2017, the Company had $6.9 million of term loans payable to the Bank that require the payment of principal and interest monthly through August 2032. Pursuant to the term loans, the Company is subject to annual financial covenants, customary affirmative and negative covenants and certain subjective acceleration clauses. As of March 31, 2017 and 2016, the Company's current ratio of 1.92:1 and 1.97:1, respectively, fell short of the Bank's annual requirement of 2.10:1. The Bank has provided the Company with letters stating they found the Company to be in compliance with this covenant requirement and all other financial covenants as of March 31, 2017 and 2016, and do not consider these shortfalls to be defaults under the Loan Agreements..

Funds generated by operating activities and available cash continue to be the Company's most significant sources of liquidity for working capital requirements, debt service and funding of maintenance levels of capital eexpenditures. Based upon the Company's fiscal year 2018 operating plan and related cash flow projections and the Company's projected consolidated financial position as of March 31, 2018, cash flows expected to be generated by operating activities and available financing are expected to be sufficient to fund the Company's operations for at least the next twelve months, and the Company's current ratio is expected to be in compliance with the annual term loan covenant requirement as of March 31, 2018. However, no assurances can be provided that the Company will achieve its operating plan and cash flow objectives for the next fiscal year or its projected consolidated financial position as of March 31, 2018. Such estimates are subject to change based on future results and such change could cause future results to vary significantly from expected results.

As indicated above, the Bank has not considered the shortfalls as of March 31, 2017 and 2016 in the Company's current ratio relative to the covenant requirement to be violations of the Loan Agreements. However, in the event the Company has a shortfall under the Loan Agreements as of March 31, 2018 or future fiscal year ends, there is no assurance that the Bank will not consider such to be a violation of the Loan Agreements and pursue its rights under the arrangements to call for the repayment of the outstanding borrowings payable to the Bank. If this occurs, the Company may need to raise additional funds to repay the loans; however, the Company may not be able to secure such funding on acceptable terms, or at all.

Estimates and Assumptions

The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of any contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the period reported. Management reviews these estimates and assumptions periodically and reflects the effect of revisions in the period that they are determined to be necessary. Actual results could differ significantly from those estimates and assumptions. Significant estimates include forecast of future operating results, cash flows and financial position, inventory valuation and determination of production capacity and abnormal product costs, reserve for inventory, allowance for bad debts and valuation of deferred tax assets.

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

Cash, Accounts Receivable, Accounts Payable and Accrued Expenses - Due to the short-term nature of these instruments, management believes that the carrying amounts approximate fair value.

Line of Credit and Long-Term Debt - The carrying amount of our line of credit and long-term debt approximates fair value as interest rates applied to the underlying debt are adjusted quarterly to market interest rates, which approximate current interest rates for similar debt instruments of comparable maturities.

Concentration of Credit Risk

The Company maintains its cash accounts with several banks located in Hawaii. The total cash balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per bank. The Company had cash balances at March 31, 2017 that exceeded the balance insured by the FDIC by $810,000. One customer accounted for 24% of total net sales in the fiscal year ended March 31, 2017. Three customers accounted for 60% of accounts receivable at March 31, 2017. Two customers accounted for 19% and 11%, respectively, of total net sales in the fiscal year ended March 31, 2016. Two customers accounted for 44% of accounts receivable at March 31, 2016. One customer accounted for 13% of total net sales in the fiscal year ended March 31, 2015. Our top ten customers generated 60%, 58% and 55% of our net sales during fiscal 2017, fiscal 2016 and fiscal 2015, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and do not accrue interest. Credit is extended based on evaluation of the customer's financial condition. Collateral is not required. The allowance for doubtful accounts reflects management’s best estimate of probable credit losses inherent in the accounts receivable balance. Management determines the allowance based on historical experience, specifically identified nonpaying accounts and other currently available evidence. Management reviews its allowance for doubtful accounts monthly with a focus on significant individual past due balances over 90 days. All other balances are reviewed on a pooled basis. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers or otherwise.

Inventories, net

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Market is defined as sales price less cost to dispose and a normal profit margin. Inventory costs include materials, labor, overhead and third party costs.

Management provides a reserve against inventory for known or expected inventory obsolescence. The reserve is determined by specific review of inventory items for product age and quality which may affect salability. At March 31, 2017 and 2016, the inventory reserve was $3,000 and $8,000, respectively.

The Company recognizes abnormal production costs, including fixed cost variances from normal production capacity, as an expense in the period incurred. Abnormal amounts of freight, handling costs and wasted material (spoilage) are recognized as current period charges and fixed production overhead costs are allocated to inventory based on the normal capacity of production facilities. Normal capacity is defined as “the production expected to be achieved over a number of periods or seasons under normal circumstances, taking into account the loss of capacity resulting from planned maintenance.” The Company expensed abnormal production costs of $120,000, $395,000 and $639,000 to cost of sales for the fiscal years ended March 31, 2017, 2016 and 2015, respectively. Non-inventoriable fixed costs were $134,000, $149,000 and $182,000 for the fiscal years ended March 31, 2017, 2016 and 2015, respectively, and have been classified in cost of sales.

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

Capital project costs are accumulated in construction-in-progress until completed, at which time the costs are transferred to the relevant asset and commence depreciation. Repairs and Maintenance costs are expensed in the period incurred. Repairs and maintenance that significantly increase the useful life or value of the asset are capitalized and depreciated over the remaining life of the asset. The Company capitalizes interest cost incurred on funds used to construct property, plant, and equipment. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life. Interest cost capitalized was $0, $173,000 and $228,000 for the fiscal years ended March 31, 2017, 2016 and 2015, respectively.

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

Accounting for Asset Retirement Obligations

Management evaluates quarterly the potential liability for asset retirement obligations under the Company’s lease for its principal facility and corporate headquarters. No liability has been recognized as of March 31, 2017 and 2016 (see Note 7).

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

Advertising

Advertising costs are expensed as incurred. Total advertising expense for the years ended March 31, 2017, 2016 and 2015 was $813,000, $942,000 and $1,082,000, respectively.

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

In evaluating a tax position for recognition, management evaluates whether it is more-likely-than-not that a position will be sustained upon examination, including resolution of related appeals or litigation processes, based on the technical merits of the position. If the tax position meets the more-likely-than-not recognition threshold, the tax position is measured and recognized in the Company’s financial statements as the largest amount of tax benefit that, in management’s judgment, is greater than 50% likely of being realized upon settlement. As of March 31, 2017 and 2016, there was no significant liability for income tax associated with unrecognized tax benefits.

The Company recognizes accrued interest related to unrecognized tax benefits as well as any related penalties in interest expense in its condensed consolidated statements of operations. As of the date of adoption and during the years ended March 31, 2017, 2016 and 2015, there was no accrual for the payment of interest and penalties related to uncertain tax positions.

Share-Based Compensation

The Company accounts for share-based payment arrangements using fair value. The Company currently has no liability-classified awards. Equity-classified awards, including grants of employee stock options, are measured at the grant-date fair value of the award and are not subsequently remeasured unless an award is modified. The cost of equity-classified awards is recognized in the statement of operations over the period during which an employee is required to provide the service in exchange for the award, or the vesting period. All of the Company’s restricted stock units and stock options are service-based awards, and considered equity-classified awards; as such, they are reflected in Equity and Stock Compensation Expense accounts.

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

Per Share Amounts

Basic earnings per common share is calculated by dividing net income for the year by the weighted average number of common shares outstanding during the year. Diluted earnings per common share is calculated by dividing net income for the year by the sum of the weighted average number of common shares outstanding during the year plus the number of potentially dilutive common shares (“dilutive securities”) that were outstanding during the year. Dilutive securities include options granted pursuant to the Company’s stock option plans, potential shares related to the Employee Stock Purchase Plan and Restricted Stock grants to employees and non-employees. Dilutive securities related to the Company’s stock option plans are included in the calculation of diluted earnings per common share using the treasury stock method. Potentially dilutive securities are excluded from the computation of earnings per share in periods in which a net loss is reported, as their effect would be antidilutive. A reconciliation of the numerators and denominators of the basic and diluted loss per common share calculations for the years ended March 31, 2017, 2016 and 2015 is presented in Note 11.

New Accounting Pronouncements

  In December 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-20 “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers” (“ASU No. 2016-20”) and ASU 2016-19 “Technical Corrections and Improvements” ("ASU No. 2016-19") which contains amendments that affect a wide variety of topics in the Accounting Standards Codification (“ASC”). The amendments generally fall into one of the following four categories: (a) Amendments related to differences between original guidance and the ASC that either carry forward pre-codification guidance or subsequent amendments into the ASC or to guidance that was codified without some text, reference, or phrasing that, upon review, was deemed important to the guidance; (b) Guidance clarification and reference corrections; (c) Simplification; and (d) Minor improvements. ASU 2016-20 will take effect for public companies for the fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. This guidance is applicable to the Company beginning April 1, 2018. The Company does not expect that the adoption of this guidance will have a significant impact on its consolidated financial position, results of operations or cash flows.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” (“ASU No. 2016-18”).  This update addresses the fact that diversity exists in the classification and presentation of changes in restricted cash on the statement of cash flows under Topic 230, Statement of Cash Flows. ASU 2016-18 will take effect for public companies for the fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. This guidance is applicable to the Company beginning April 1, 2018. The Company does not anticipate that this guidance will have a material impact on its consolidated financial statements and related disclosures.

In August 2016, FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU No. 2016-15”). This ASU clarifies and provides specific guidance on eight cash flow classification issues that are not currently addressed by current GAAP and thereby reduces the current diversity in practice. ASU No. 2016-15 is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2017, with early application permitted. This guidance is applicable to the Company beginning April 1, 2018. The Company does not anticipate that this guidance will have a material impact on its consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU No. 2016-09”). This ASU makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation, and the financial statement presentation of excess tax benefits or deficiencies. ASU No. 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. The standard is effective for annual periods beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption permitted. The Company plans to adopt this guidance on April 1, 1, 2017. The Company does not anticipate that the adoption of this guidance will have a material impact on its consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” (“ASU No. 2016-08”), which clarified the revenue recognition implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing”, which clarified the revenue recognition guidance regarding the identification of performance obligations and the licensing implementation. In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients”, which narrowly amended the revenue recognition guidance regarding collectability, noncash consideration, presentation of sales tax and transition. ASU No. 2016-08, ASU No. 2016-10 and ASU No. 2016-12 are effective during the same period as ASU No. 2014-09, Revenue from Contracts with Customers, which is effective for annual reporting periods beginning after December 15, 2017, with the option to adopt one year earlier. This guidance is applicable to the Company’s fiscal year beginning April 1, 2018. The Company does not anticipate that the adoption of ASU No. 2016-08, ASU No. 2016-10 and ASU No. 2016-12 will have a material impact on its consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU No. 2016-02”). The principle objective of ASU No. 2016-02 is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet. ASU No. 2016-02 continues to retain a distinction between finance and operating leases but requires lessees to recognize a right-of-use asset representing its right to use the underlying asset for the lease term and a corresponding lease liability on the balance sheet for all leases with terms greater than twelve months. ASU No. 2016-02 is effective for fiscal years and interim periods beginning after December 15, 2018. Early adoption of ASU No. 2016-02 is permitted. Entities are required to apply the amendments at the beginning of the earliest period presented using a modified retrospective approach. This guidance is applicable to the Company beginning April 1, 2019.The Company expects this guidance will have a material impact on the Company’s consolidated balance sheets due to the recognition of lease rights and obligations as assets and liabilities, respectively. The Company does not expect this guidance to have a material effect on the Company’s consolidated results of operations and cash flows.

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes”. This guidance simplifies the presentation of deferred income taxes and requires that deferred tax assets and liabilities be classified as noncurrent in the classified statement of financial position ASU 2015-17 will take effect for public companies for the fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. This guidance is applicable to the Company beginning April 1, 2017. The Company does not expect this guidance to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date”, which defers the effective date of ASU 2014-09 by one year to December 15, 2017 for interim and annual reporting periods beginning after that date, and permitted early adoption of the standard, but not before the original effective date.

In July 2015, the FASB issued ASU No. 2015-11, “Inventory: Simplifying the Measurement of Inventory”, that requires inventory not measured using either the last in, first out (LIFO) or the retail inventory method to be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable cost of completion, disposal, and transportation. The new standard will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, and will be applied prospectively. Early adoption is permitted. This guidance is applicable to the Company beginning April 1, 2017. The Company plans to adopt this guidance on April 1, 2017. The Company does not anticipate that the adoption of this guidance will have a material impact on its consolidated financial statements and related disclosures.

In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, which requires management to assess, at each annual and interim reporting period, the entity’s ability to continue as a going concern within one year from the date the financial statements are issued and provide related disclosures. As required, the Company adopted this standard as of December 31, 2016.

In May 2014, The FASB issued ASU No 2014-09, “Revenue from Contracts with Customers (Topic 606)”. This guidance, as amended by subsequent ASUs on the topic, supersedes current guidance on revenue recognition in topic 605, Revenue Recognition. This guidance will be effective for annual periods beginning after December 15, 2017, including interim reporting periods. Early application of the guidance is permitted for annual periods beginning after December 31, 2016. This guidance is applicable to the Company beginning April 1, 2018. The Company expects to adopt this guidance when effective in the first quarter of the fiscal year ended March 31, 2019 and is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures. The Company expects to complete this evaluation in December 2017.

Note 2 Inventories, net

Inventories consist of the following as of March 31, 2017 and 2016:

	2017	2016
	(in thousands)
Raw materials	$347	$375
Work in process	2,036	3,782
Finished goods(1)	5,460	3,543
Supplies	129	156
Inventories, net	$7,972	$7,856

(1)	Net of reserve for obsolescence of $3,000 and $8,000 at March 31, 2017 and 2016, respectively.

Note 3 Equipment and Leasehold Improvements, net

Equipment and leasehold improvements consists of the following as of March 31, 2017 and 2016:

	2017	2016
	(in thousands)
Equipment(1)	$17,492	$17,040
Leasehold improvements	13,892	13,797
Furniture and fixtures	380	354
	31,764	31,191
Less accumulated depreciation and amortization	(15,835)	(14,067)
Construction in-progress	783	672
Equipment and leasehold improvements, net	$16,712	$17,796

(1)	Includes $373,000 and $314,000 of equipment under capital lease at March 31, 2017 and 2016 respectlively, with accumulated amortization of $106,000 and $41,000, respectively.

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. No such event occurred during the fiscal years ended March 31, 2017, 2016 and 2015. The Company recognized a loss on disposal of equipment, leasehold improvements and intangible assets in the amount of $63,000, $11,000 and $96,000 in fiscal 2017, 2016 and 2015 respectively. Depreciation and amortization expense was $1,978,000, $1,520,000 and $1,243,000 for the years ended March 31, 2017, 2016 and 2015, respectively

The Company has capitalized interest in the amount of $0, $173,000 and $228,000 for the fiscal years ended March 31, 2017, 2016 and 2015, respectively.

Note 4	Notes Payable

On August 30, 2016, the Revolving Credit Agreement (the “Credit Agreement”), which the Company and First Foundation Bank (“the Bank”) entered into on June 3, 2016, became effective after the Company and the Bank received the necessary approvals from the State of Hawaii to secure the lien on the Company’s leasehold property in Kona, Hawaii. The Credit Agreement allows the Company to borrow up to $2,000,000 on a revolving basis. Borrowings under the Credit Agreement bear interest at the Wall Street Journal prime rate (4.00% at March 31, 2017) + 2%, floating. The Credit Agreement’s initial term expires on August 30, 2017, and the term may be extended at the Bank’s sole discretion. The Credit Agreement includes various covenants as defined in the Credit Agreement. The Credit Agreement also contains standard acceleration provisions in the event of a default by the Company. Proceeds from the revolving line were used to repay a $600,000 short-term loan from First Foundation Bank. At March 31, 2017, the Company had borrowed $611,000 under the Credit Agreement and had $1,389,000 available on the line.

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

Note 5	Accrued Expenses

Components of accrued expenses as of March 31, 2017 and 2016 are as follows:

	2017	2016
	(in thousands)
Wages, commissions, bonus and profit sharing	$793	$972
Use tax	—	140
Customer rebates	—	74
Rent and utilities	69	49
Other accrued expenses	151	195
Total accrued expenses	$1,013	$1,430

Note 6 Long-Term Debt

Long-term debt consists of the following as of March 31, 2017 and 2016 as follows:

	2017	2016
	(in thousands)
Long-term debt	$7,139	$7,972
Less current maturities	(623)	(574)
Long-term debt, excluding current maturities	6,516	7,398
Less unamortized debt issuance costs	(267)	(304)
Total long-term debt, net of current maturities and unamortized debt issuance costs	$6,249	$7,094

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

The provisions of the 2015 Loan require the payment of principal and interest until its maturity on September 1, 2022, the obligation fully amortizes over seven (7) years. Interest on the 2015 Loan accrues on the outstanding principal balance at an annual variable rate equal to the published Wall Street Journal prime rate (4.00% at March 31, 2017) plus 2.0% and is adjustable on the first day of each calendar quarter and fixed for that quarter. At no time shall the annual interest rate be less than 6.00%. The 2015 Loan has a prepayment penalty of 5% for any prepayment made prior to the first anniversary of the date of the 2015 Loan Agreement, which penalty is reduced by 1% each year thereafter until the fifth anniversary of such date, after which there is no prepayment penalty. The balance under the 2015 Loan was $2,049,000 and $2,354,000 at March 31, 2017 and 2016, respectively.

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

The provisions of the Loan required the payment of interest only for the first 12 months of the term; thereafter, and until its maturity on August 14, 2032, the obligation fully amortizes over nineteen (19) years. Interest on the Loan accrues on the outstanding principal balance at an annual variable rate equal to the published Wall Street Journal prime rate (4.00% at March 31, 2017) plus 1.0% and is adjustable on the first day of each calendar quarter and fixed for that quarter. At no time shall the annual interest rate be less than 5.50%. The Loan has a prepayment penalty of 5% for any prepayment made prior to the first anniversary of the date of the Loan Agreement, which penalty is reduced by 1% each year thereafter until the fifth anniversary of such date, after which there is no prepayment penalty. The balance under this Loan was $4,854,000 and $5,049,000 at March 31, 2017 and 2016, respectively. Proceeds from the Loan were classified as restricted cash until drawn upon to acquire new processing equipment and leasehold improvements.

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

The Company’s current ratio of 1.92 to 1 and 1.97 to 1 as of March 31, 2017 and 2016, respectively, fell short of the bank’s requirement of 2.10 to 1; however, the Company has received a letters from its bank stating that they found the Company to be in compliance with this and all other financial covenants as of March 31, 2017 and 2016, and do not consider these shortfalls to be a defaults under the Loan Agreements.

Capital Leases

In August 2016, the Company executed a capital lease agreement with Thermo Fisher Financial providing for $52,000 in equipment, secured by the equipment financed. The capital lease matures in May 2019 and is payable in 36 equal monthly payments. The interest rate under this capital lease is 12.90%. The balance under this lease was $43,000 and $0 at March 31, 2017 and 2016, respectively.

In February 2016, the Company executed a capital lease agreement with Bank of the West providing for $51,000 in equipment, secured by the equipment financed. The capital lease matures in March 2021 and is payable in 60 equal monthly payments. The interest rate under this capital lease is 4.18%. The balance under this lease was $42,000 and $50,000 at March 31, 2017 and March 31, 2016, respectively.

In July 2015, the Company executed a capital lease agreement with Huntington Technology Finance providing for $174,000 in equipment, secured by the equipment financed. The capital lease matures in July 2020 and is payable in 60 equal monthly payments. The interest rate under this capital lease is 6.57%. The balance under this lease was $121,000 and $152,000 at March 31, 2017 and March 31, 2016, respectively.

In March 2015, the Company executed a capital lease agreement with Thermo Fisher Financial providing for $86,000 in equipment, secured by the equipment financed. The capital lease matures in March 2018 and is payable in 36 equal monthly payments. The interest rate under this capital lease is 6.5%. The balance under this lease was $30,000 and $59,000 at March 31, 2017 and 2016, respectively.

 Future principal payments under the loan and capital lease agreements as of March 31, 2017 are as follows:

Year ending March 31	(in thousands)
2018	$623
2019	628
2020	647
2021	655
2022	668
Thereafter	3,918
Total principal payments	$7,139

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

The Company leases facilities, equipment and land under operating leases expiring through 2035. The land lease provides for contingent rentals in excess of minimum rental commitments based on a percentage of the Company’s sales. Contingent rental payments for the years ended March 31, 2017, 2016 and 2015 were $80,000, $65,000 and $67,000, respectively.

Future minimum lease payments under non-cancelable operating leases at March 31, 2017 are as follows:

Year ending March 31	(in thousands)
2018	$615
2019	617
2020	624
2021	533
2022	531
Thereafter	4,290
Total minimum lease payments	$7,210

Rent expense, including contingent rent, under operating leases amounted to $605,000, $622,000 and $626,000 for the years ended March 31, 2017, 2016 and 2015, respectively.

Note 8 Other Commitments and Contingencies

The Company was previously a party to a litigation action initiated by Meridian OHC Partners, LP (“Meridian”) in the United States District Court, District of Nevada. As disclosed in the Company’s Form 8-K filed with the Securities and Exchange Commission on February 16, 2017, the court granted the Company’s motion to dismiss the lawsuit on January 23, 2017, but granted Meridian a 20-day period to file an amended complaint. On February 13, 2017, Meridian filed an amended complaint in which the Company was not named as a defendant. As a result, the Company is no longer a party to the Meridian lawsuit. The lawsuit has continued against other defendants.

On April 6, 2017, the Company and Brent D. Bailey, the Company's former Chief Executive Officer, entered into a Settlement Agreement (the "Settlement Agreement") resolving all disputes between the Company and Mr. Bailey with respect to that certain Separation Agreement and Release of Claims, dated March 31, 2016 (the Separation Agreement"). In accordance with the terms of the Settlement Agreement, the Company paid $100,000 to Mr. Bailey in April 2017. The Company has also agreed to make twelve monthly payments to Mr. Bailey in the amount of $18,750 each, with the first payment made May 15, 2017. The Settlement Agreement now constitutes the entire agreement between the Company and Mr. Bailey and, other than the payments of up to $325,000 to be made to Mr. Bailey under the Settlement Agreement, the Company has no further obligations to provide him with any severeance payments, healthcare benefits or share grants. In connection with the Settlement Agreement, the Company increased the severance obligation payable to Mr. Bailey and reduced stockholders equity by $140,000 to reflect the increase in payments required to eliminate the Company's obligation to issue a second tranche of 77,500 shares of the Company's common stock to Mr. Bailey pursuant to the original Separation Agreement.

As of March 31, 2017, the Company has entered into purchase obligations of $406,000, including agreements to purchase goods or services that are enforceable, are legally binding and specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations do not include agreements that are cancelable without penalty.

Note 9 Share-Based Compensation

 As of March 31, 2017, the Company had two equity-based compensation plans: the 2016 Equity Incentive Plan (the 2016 Plan) and the 2014 Independent Director Stock Option and Restricted Stock Grant Plan (the “2014 Directors Plan”). The Company has also issued stock options, which remain outstanding as of March 31, 2017, under two equity-based compensation plans which have expired according to their terms: the 2005 Stock Option Plan (the “2005 Plan”) and the 2004 Independent Director Stock Option and Stock Grant Plan (the “2004 Directors Plan”). These plans allowed the Company to award stock options and shares of restricted common stock to eligible employees, certain outside consultants and independent directors. No additional awards will be issued under the 2005 Plan or the 2004 Directors Plan.

On August 25, 2016, the Company’s shareholders approved the 2016 Plan as a successor to the 2005 Plan, authorizing the Board of Directors to provide incentive to the Company’s officers, employees and certain independent consultants through equity based compensation in the form of stock options, restricted stock, restricted stock units, stock appreciation rights and other stock based awards (together, “Stock Awards”) and performance shares and performance units (together, “Performance Awards”). Awards under the 2016 Plan are limited to the authorized amount of 1,300,000 shares, up to 600,000 of which are available for issuance in connection with Performance Awards and Stock Awards. As of March 31, 2017, there were 1,275,000 shares available for grant under the 2016 Plan.

On August 28, 2014, the Company’s shareholders approved the 2014 Directors Plan authorizing the Board of Directors to provide incentive to the Company’s independent directors through equity based compensation in the form of stock options and restricted stock. Awards under the 2014 Directors Plan are limited to the authorized amount of 350,000 shares. As of March 31, 2017, there were 289,124 shares available for grant under the 2014 Directors Plan.

The following table presents shares authorized, available for future grant and outstanding under each of the Company’s plans:

	As of March 31, 2017
	Authorized	Available	Outstanding

2016 Plan	1,300,000	1,275,000	25,000
2014 Directors Plan	350,000	289,124	12,000
2005 Plan	—	—	479,000
2004 Directors Plan	—	—	12,000
Total	1,650,000	1,564,124	528,000

Stock Options

All stock option grants made under the equity-based compensation plans were issued at exercise prices no less than the Company’s closing stock price on the date of grant. Options under the 2005 Plan and 2014 Directors Plan were determined by the Board of Directors or the Compensation Committee of the Board of Directors in accordance with the provisions of the respective plans. The terms of each option grant include vesting, exercise, and other conditions are set forth in a Stock Option Agreement evidencing each grant. No option can have a life in excess of ten (10) years. The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model. The model requires various assumptions, including a risk-free interest rate, the expected term of the options, the expected stock price volatility over the expected term of the options, and the expected dividend yield. Compensation expense for employee stock options is recognized ratably over the vesting term. Compensation expense recognized for options issued under the 2005 Plan was $148,000, $581,000 and $663,000 for the years ended March 31, 2017, 2016 and 2015, respectively. Compensation expense recognized for restricted stock and stock options issued under the 2014 Directors Plan and the 2004 Directors Plan was $84,000, $84,000 and $78,000 for the three years ended March 31, 2017, 2016 and 2015, respectively. All stock-based compensation has been classified as general and administrative expense in the consolidated statement of operations.

A summary of option activity under the Company’s stock plans for the years ended March 31, 2017, 2016 and 2015 is presented below:

Option Activity	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at March 31, 2014	1,469,306	$4.04	7.3	$2,034,303
Granted	45,000	4.72
Exercised	(60,200)	3.58
Forfeited	(20,890)	4.28
Outstanding at March 31, 2015	1,433,216	$4.08	6.4	$6,221,909
Granted	6,000	5.91
Exercised	(21,800)	3.26
Forfeited	(732,416)	3.59
Outstanding at March 31, 2016	685,000	$4.65	5.7	$566,323
Granted	6,000	4.08
Exercised	(18,000)	2.77
Forfeited	(170,000)	6.44
Outstanding at March 31, 2017	503,000	$4.10	4.7	$145,946
Exercisable at March 31, 2017	483,500	$4.07	4.6	$145,946

The aggregate intrinsic value in the table above is before applicable income taxes and represents the excess amount over the exercise price optionees would have received if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price of $3.85, $4.98, $8.42 and $5.24 at March 31, 2017, 2016, 2015 and 2014 respectively. The total intrinsic value of stock options exercised during fiscal years 2017, 2016 and 2015 were $23,000, $58,000 and $167,000, respectively.

A summary of the Company’s non-vested options for the year ended March 31, 2017 is presented below:

Nonvested Options	Shares	Weighted Average Grant-Date Fair Value
Nonvested at March 31, 2016	171,250	$3.75
Granted	6,000	0.83
Vested	(103,250)	3.21
Forfeited	(54,500)	4.73
Nonvested at March 31, 2017	19,500	$2.93

The weighted average grant-date fair value of stock options granted during fiscal years 2017, 2016 and 2015 was $5,000, $7,000 and $123,000, respectively. The total grant-date fair values of stock options that vested during fiscal years 2017, 2016 and 2015 were $332,000, $651,000 and $809,000, respectively.

The following table summarizes the weighted average characteristics of outstanding stock options as of March 31, 2017:

			Outstanding Options			Exercisable Options
Range of Exercise Prices			Number of Shares	Remaining Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$1.60	-	$3.70	125,920	3.0	$2.74	125,920	$2.74
$3.71	-	$4.42	197,580	4.6	$3.83	197,580	$3.83
$4.43	-	$5.40	95,000	6.2	$5.00	75,500	$5.04
$5.41	-	$7.08	84,500	5.6	$5.77	84,500	$5.77
Total stock options			503,000	4.7	$4.10	483,500	$4.07

The range of fair value assumptions related to options granted during the years ended March 31, 2017, 2016 and 2015 were as follows:

	2017	2016	2015
Exercise Price	$4.08	$5.91	$4.72
Volatility	51.13%	50.00%	64.00%
Risk Free Rate	0.60%	0.22%	1.74%
Vesting Period (in years)	0.5	0.5	3
Forfeiture Rate	0.00%	0.00%	4.51%
Expected Life (in years)	1.00	1.00	5.73
Dividend Rate	0%	0%	0%

As of March 31, 2017, total unrecognized stock-based compensation expense related to all unvested stock options was $25,000, which is expected to be expensed over a weighted average period of 0.5 years.

Restricted Stock Units (“RSUs”)

RSUs are service-based awards granted to eligible employees under our 2016 Plan.

On March 31, 2017, 25,000 restricted stock units (“RSUs”) were awarded to the CEO. This award is valued at $3.85 per share, the closing market price of Cyanotech common stock on the grant date, and vest over a period of three years.

On April 5, 2017, 28,074 RSUs were awarded to employees of the Company. This award is valued at $3.92 per share, the closing market price of Cyanotech common stock on the grant date, and vests over a period of three years.

The following table summarizes information related to awarded RSUs:

Nonvested Restricted Stock Units	Shares	Weighted Average Grant Price
Nonvested restricted stock units at March 31, 2016	—	$—
Granted	25,000	$3.85
Vested	—	$—
Exercised	—	$—
Forfeited	—	$—
Nonvested restricted stock units at March 31, 2017	25,000	$3.85

As of March 31, 2017, total unrecognized stock-based compensation expense related to unvested restricted stock units was $96,250.

Note 10 Common and Preferred Stock

The Company has authorized a total of sixty million shares of which fifty million shares are authorized common stock and ten million shares are authorized preferred stock. None of the preferred stock was issued or outstanding at March 31, 2017 and 2016. Under the terms of the Company’s Amended and Restated Articles of Incorporation, the Board of Directors is authorized to determine or alter the rights, preferences, privileges and restrictions of the Company’s authorized but unissued shares of preferred stock.

Note 11 Earnings (Loss) Per Share

Basic earnings (loss) per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the potentially dilutive effect of outstanding stock options using the treasury stock method.

Reconciliations between the numerator and the denominator of the basic and diluted loss per share computations for the years ended March 31, 2017, 2016 and 2015 are as follows:

	Net Loss (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except per share amounts)
Year ended March 31, 2017:
Basic and diluted loss per share	$(1,215)	5,658	$(0.21)
Year ended March 31, 2016:
Basic and diluted loss per share	$(4,395)	5,581	$(0.79)
Year ended March 31, 2015:
Basic and diluted loss per share	$(24)	5,517	$(0.00)

Basic and diluted per share amounts are the same in periods of a net loss, because common share equivalents are anti-dilutive when a net loss is recorded. Diluted earnings per share does not include the impact of common stock options totaling 6,000, 58,000 and 634,000 for the fiscal years ending March 31, 2017, 2016 and 2015, respectively, as the effect of their inclusion would be anti-dilutive. Restricted stock units become dilutive within the period granted and remain dilutive until the units vest and are issued as common stock. Diluted earnings per share does not include the impact of restricted stock units totaling 25,000 for the fiscal year ending March 31, 2017, as the effect of their inclusion would be anti-dilutive.

Note 12 Profit Sharing Plan and 401k Plan

The Company sponsors a profit sharing plan for all employees not covered under a separate management incentive plan. Under the profit sharing plan, a percentage determined by the Board of Directors of pre-tax profits on a quarterly basis may be allocated to non-management employees at management’s discretion. The profit sharing bonus may be distributed all in cash on an after-tax basis or distributed half in cash (on an after-tax basis) and the remainder deposited in an employee’s 401(k) account on a pre-tax basis. Employees may also make voluntary pre-tax contributions to their 401(k) accounts. Compensation expense under this plan was approximately $4,000, $0 and $46,000 for the fiscal years ended March 31, 2017, 2016 and 2015, respectively. Additionally, the Company makes a retirement contribution to all employees individual 401(k) accounts equal to two percent of each employee’s base pay for each bi-weekly pay period on a pre-tax basis. Retirement expense under this plan was approximately $139,000, $147,000 and $113,000 for fiscal years ended March 31, 2017, 2016 and 2015, respectively.

Note 13 Product Line and Geographic Information

Net sales by product line for the years 2017, 2016 and 2015 are as follows:

	2017	2016	2015
	(in thousands)
Net sales:
Natural astaxanthin products
BioAstin®	$19,357	$19,829	$22,087
Spirulina products
Spirulina Pacifica®	12,685	12,011	11,722
	$32,042	$31,840	$33,809

Net sales by geographic region for the years 2017, 2016 and 2015 are as follows:

	2017		2016		2015
	(dollars in thousands)
Net sales(1):
United States	$22,978	72%	$22,711	71%	$24,049	71%
Asia / Pacific	4,017	13%	4,130	13%	3,149	8%
Europe	3,652	11%	2,990	9%	4,302	13%
Other	1,395	4%	2,009	7%	2,309	8%
	$32,042	100%	$31,840	100%	$33,809	100%

(1)	Net sales are attributed to countries based on location of customer.

Note 14 Income Taxes

Income tax expense for the years ended March 31, 2017, 2016 and 2015 consisted of:

	2017	2016	2015
	(in thousands)
Current:
Federal	$(2)	$(1)	$(12)
State	(3)	23	(78)
Total current benefit (expense)	(5)	22	(90)
Deferred:
Federal	—	(3,027)	(170)
State	—	(323)	7
Total deferred expense	—	(3,350)	(163)
Income tax expense	$(5)	$(3,328)	$(253)

The following table reconciles the amount of income taxes computed at the federal statutory rate of 34%, for all periods presented, to the amount reflected in the Company’s consolidated statements of operations for the years ended March 31, 2017, 2016 and 2015:

	2017	2016	2015
	(in thousands)
Tax provision at federal statutory income tax rate	$411	$363	$(78)
Stock based compensation	(281)	(128)	(108)
Increase in valuation allowance	(158)	(3,564)	—
State income taxes benefit (expense), net of federal income tax effect	49	25	(49)
State rate adjustment	(1)	1	(4)
Other, net	(25)	(25)	(14)
Income tax expense	$(5)	$(3,328)	$(253)

The tax effects of temporary differences related to various assets, liabilities and carry forwards that give rise to deferred tax assets and deferred tax liabilities as of March 31, 2017 and 2016 are as follows:

	2017	2016
	(in thousands)
Deferred tax assets:
Net operating loss carry forwards	$4,325	$3,862
Inventory	405	3
Compensation accrual	187	535
Tax credit carry forwards	147	147
Other	40	72
Gross deferred tax assets	5,104	4,619
Less valuation allowance	(3,722)	(3,564)
Net deferred tax assets	1,382	1,055
Deferred tax liability- Depreciation and amortization	(1,382)	(1,055)
Net deferred tax assets	$—	$—

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

At March 31, 2017, the Company has net operating loss carry forwards and tax credit carry forwards available to offset future federal income tax as follows (in thousands):

Expires March 31,	Net Operating Losses	Research and Experimentation Tax Credits
2020	$—	$8
2021	—	2
2022	2,839	—
2023	1,863	1
2026	159	—
2027	2,665	1
2028	1,612	16
2031	389	—
2032	44	—
2033	76	—
2034	392	—
2035	18	—
2037	1,705	—
	$11,762	$28

In addition, at March 31, 2017, the Company has alternative minimum tax credit carry forwards of approximately $120,000 available to reduce future federal regular income taxes over an indefinite period.

At March 31, 2017, the Company has state tax net operating loss carry forwards available to offset future California state taxable income of $1,040,000. These carry forwards expire March 31, 2037. At March 31, 2017, the Company has state tax net operating loss carry forwards available to offset future Hawaii state taxable income of $6,289,000. These carry forwards expire March 31, 2030 through 2037.

The following represents the open tax years and jurisdictions that the Company used in its evaluation of tax positions:

Open tax years ending March 31,			Jurisdiction
2014	-	2017	U.S. Federal
2014	-	2017	State of Hawaii
2013	-	2017	State of California

Note 15 Selected Quarterly Financial Data (Unaudited)

	First Quarter(1)	Second Quarter(1)	Third Quarter(1)	Fourth Quarter (1)(2)	Year
	(in thousands, except per share data)
2017
Net sales	$7,322	$9,862	$7,605	$7,253	$32,042
Gross profit	2,821	3,885	2,857	2,661	12,224
Net income (loss)	(691)	99	(349)	(274)	(1,215)
Net income (loss) per share
Basic and diluted	(0.12)	0.02	(0.06)	(0.05)	(0.21)

2016
Net sales	$7,594	$8,516	$7,534	$8,196	$31,840
Gross profit	2,924	3,100	3,084	2,758	11,866
Net income (loss)	(105)	14	(250)	(4,054)	(4,395)
Net income (loss) per share
Basic and diluted	(0.02)	0.00	(0.04)	(0.73)	(0.79)

(1)

The first, second, third and fourth quarters of 2017 include abnormal costs of $28,000, $73,000, $148,000 and $5,000, respectively. The first, second and third quarters of 2016 include abnormal costs of $214,000, $308,000 and $21,000, respectively.

(2)	Net loss and net loss per share for the fourth quarter of fiscal 2016 includes the provision of a valuation allowance of $3.6 million against our deferred tax assets.

Item 9A.	Controls and Procedures

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

Management’s Report on Internal Control over Financial Reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management evaluated the effectiveness of our internal control over financial reporting as of March 31, 2017. This assessment was based on the framework in 1992 Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, using those criteria, management concluded that our internal control over financial reporting was effective as of March 31, 2017.

Changes in Internal Control over Financial Reporting.

During Fiscal 2017, the Company implemented additional training programs for the personnel responsible for reviewing customer purchase orders in order to clarify and confirm transfer of title and risk of loss when customer purchase orders terms are vague or missing, including appropriate review and approval procedures as well as additional quarter end closing and review procedures to confirm delivery dates for all FOB Destination shipments.

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

Information with respect to Directors may be found under captions “Proposal One: Election of Directors,” “Board Meetings and Committees,” “Director Compensation,” “Security Ownership of Certain Beneficial Owners and Management: and “Compliance with Section 16(a) of the Exchange Act” contained in Cyanotech’s definitive 2017 Proxy Statement. Information on Executive Officers may be found under the caption “Executive Officers” contained in Cyanotech’s definitive 2017 Proxy Statement.

We have adopted the Cyanotech Code of Ethics for our officers and employees. We have also adopted the Board of Directors Code of Conduct. Both Codes are publicly available on our website at www.cyanotech.com. If we make any substantive amendments to or grant any waiver from such Codes relating to our Chief Executive Officer, Chief Financial Officer or Controller, we will disclose the nature of such amendment in a report on Form 8-K and amend the website disclosure.

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference from the sections captioned “Executive Compensation and Other Information,” “Equity Compensation Plan Information” and “Option Grants in Fiscal Year 2017,” contained in Cyanotech’s definitive 2017 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The security ownership information required by this Item is incorporated herein by reference from the sections captioned “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” contained in Cyanotech’s definitive 2017 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item, if any, is incorporated herein by reference from the sections captioned “Related Party Transactions” contained in Cyanotech’s definitive 2017 Proxy Statement.

Item 14.	Principal Accountant Fees and Services

Information concerning principal accountant fees and services appears under the heading “Independent Registered Public Accounting Firm’s Fees” in Cyanotech’s definitive 2017 Proxy Statement.

PART IV

Item 15.     Exhibits and Financial Statement Schedule

(a)		Financial Statements and Schedule

	(1)	The following Financial Statements of Cyanotech Corporation and subsidiary and the Report of Independent Registered Public Accounting Firm are included in Item 8 of this report:
		Report of Independent Registered Public Accounting Firm	25
		Consolidated Balance Sheets as of March 31, 2017 and 2016	26
		Consolidated Statements of Operations for the years ended March 31, 2017, 2016 and 2015	27
		Consolidated Statements of Stockholders’ Equity for the years ended March 31, 2017, 2016 and 2015	28
		Consolidated Statements of Cash Flows for the years ended March 31, 2017, 2016 and 2015	29
		Notes to Consolidated Financial Statements	30

	(2)	The following financial statement schedule is included in this report on the pages indicated below:
		Schedule II—Valuation and Qualifying Accounts	51

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
10.5

Settlement Agreement, by and between Brent D. Bailey and the Company, dated April 6, 2017 (Incorporated by reference as Exhibit 10.1 to the Company’s Report on Form 8-K filed on April 11, 2017, File No. 0-14602)

10.6

Term Loan Agreement between Pacific Rim Bank (“Pacific Rim”) and both the Company and Nutrex Hawaii, Inc. (“Nutrex”); Promissory Notes in favor of Pacific Rim in the amounts of $2,250,000 and $3,250,000, issued by the Company and Nutrex, dated September 7, 2012; Mortgage, Security Agreement and Financing Statement between the Company and Pacific Rim; Assignment of Lessor’s Interest in Leases and Rents between the Company and Pacific Rim; Security Agreement and UCC Financing Statement between the Company and Pacific Rim; United States Department of Agriculture Rural Development (“USDA”) Conditional Commitments; Hazardous Substances Certificate and Indemnity Agreement; Assignment of Construction Contract between the Company and No’Eau Construction LLC; Sublessor’s Consent to Mortgage of Sublease K-4; Estoppel Certificate and Subordination Agreement, given by the Natural Energy Laboratory of Hawaii Authority, State of Hawaii, as Sublessor; Security Agreement and UCC Financing Statement between Nutrex and Pacific Rim. (Incorporated by reference as Exhibit 4.1 to the Company’s Report on Form 10-Q filed on November 9, 2012, File No. 0-14602)

10.7

Term Loan Agreement between First Foundation Bank (“First Foundation”) and both the Company and Nutrex; Promissory Note in favor of First Foundation in the amount of $2,500,000, issued by the Company and Nutrex, dated July 30, 2015; Mortgage, Security Agreement and Financing Statement between the Company and First Foundation; Assignment of Lessor’s Interest in Leases and Rents between the Company and First Foundation; Security Agreement and UCC Financing Statement between the Company and First Foundation; Security Agreement and UCC Financing Statement between Nutrex and First Foundation; USDA Conditional Commitments; Hazardous Substances Certificate and Indemnity Agreement; Sublessor’s Consent to Mortgage of Sublease K-4; Estoppel Certificate and Subordination Agreement. (Incorporated by reference as Exhibit 4.1through 4.9 to the Company’s Report on Form 10-Q filed on November 12, 2015, File No. 0-14602)

10.8	2014 Independent Director Stock Option and Restricted Stock Grant Plan (Incorporated by reference to the Company’s Definitive Proxy Statement filed July 18, 2014, File No. 0-14602)
10.9	2016 Equity Incentive Plan (Incorporated by reference to the Company’s Definitive Proxy Statement filed July 15, 2016, File No. 0-14602).
10.10

Revolving Credit Agreement, by and between First Foundation Bank and the Company, dated June 3, 2016. (Incorporated by reference to the Company’s Current Report on Form 8-K filed August 30, 2016, File No. 0-14602).

21.1	Subsidiaries of the Company (Incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2012, File No. 0-14602)
23.1*	Consent of Independent Registered Public Accounting Firm signed June 22, 2017—Grant Thornton LLP
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of June 22, 2017.
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of June 22, 2017.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed as of June 22, 2017.
99.1*	Press Release dated June 22, 2017
101

The following financial information from our Annual Report on Form 10-K for fiscal year ended March 31, 2017, filed with the SEC on June 22, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets at March 31, 2017 and 2016, (ii) the Consolidated Statements of Operations for the years ended March 31, 2017, 2016 and 2015, (iii) the Consolidated Statements of Stockholders’ Equity for the years ended March 31, 2017, 2016 and 2015, (iv) the Consolidated Statements of Cash Flows for the years ended March 31, 2017 and 2016, and (v) Notes to Consolidated Financial Statements.

*	Included herewith. Other exhibits were filed as shown above.

Schedule II

Cyanotech Corporation and Subsidiary

Valuation and Qualifying Accounts

Years Ended March 31, 2017, 2016 and 2015

(in thousands)

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expense	Charged to Other Accounts	Deductions	Balance at End of Year
Allowance for Doubtful Accounts:
2017	$136	—	—	87	$49
2016	$6	130	—	—	$136
2015	6	—	—	—	6

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 22th day of June, 2017.

CYANOTECH CORPORATION

By:	/s/ Gerald R. Cysewski
Gerald R. Cysewski
President and Chief Executive Officer; Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Gerald R. Cysewski, PH.D.	President and Chief Executive Officer; Director	June 22, 2017
Gerald R. Cysewski

/s/ Jole Deal	Chief Financial Officer, Vice President—Finance and Administration,	June 22, 2017
Jole Deal	Secretary and Treasurer (Principal Financial and Accounting Officer)

/s/ Michael A. Davis	Chairman of the Board	June 22, 2017
Michael A. Davis

/s/ Walter B. Menzel	Director	June 22, 2017
Walter B. Menzel

/s/ David M. Mulder	Director	June 22, 2017
David M. Mulder

/s/ David L. Vied	Director	June 22, 2017
David L. Vied

/s/ Nancy E. Katz	Director	June 22, 2017
Nancy Katz

Exhibit Number	Document Description
3.1	Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, filed November 9, 2012, File No. 0-14602).
3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to the Company’s Report on Form 8-K filed January 13, 2010, File No. 0-14602)
4.1	Specimen Common Stock (Incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2007, File No. 0-14602)
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
10.5

Settlement Agreement, by and between Brent D. Bailey and the Company, dated April 6, 2017 (Incorporated by reference as Exhibit 10.1 to the Company’s Report on Form 8-K filed on April 11, 2017, File No. 0-14602)

10.6

Term Loan Agreement between Pacific Rim Bank (“Pacific Rim”) and both the Company and Nutrex Hawaii, Inc. (“Nutrex”); Promissory Notes in favor of Pacific Rim in the amounts of $2,250,000 and $3,250,000, issued by the Company and Nutrex, dated September 7, 2012; Mortgage, Security Agreement and Financing Statement between the Company and Pacific Rim; Assignment of Lessor’s Interest in Leases and Rents between the Company and Pacific Rim; Security Agreement and UCC Financing Statement between the Company and Pacific Rim; United States Department of Agriculture Rural Development (“USDA”) Conditional Commitments; Hazardous Substances Certificate and Indemnity Agreement; Assignment of Construction Contract between the Company and No’Eau Construction LLC; Sublessor’s Consent to Mortgage of Sublease K-4; Estoppel Certificate and Subordination Agreement, given by the Natural Energy Laboratory of Hawaii Authority, State of Hawaii, as Sublessor; Security Agreement and UCC Financing Statement between Nutrex and Pacific Rim. (Incorporated by reference as Exhibit 4.1 to the Company’s Report on Form 10-Q filed on November 9, 2012, File No. 0-14602)

10.7

Term Loan Agreement between First Foundation Bank (“First Foundation”) and both the Company and Nutrex; Promissory Note in favor of First Foundation in the amount of $2,500,000, issued by the Company and Nutrex, dated July 30, 2015; Mortgage, Security Agreement and Financing Statement between the Company and First Foundation; Assignment of Lessor’s Interest in Leases and Rents between the Company and First Foundation; Security Agreement and UCC Financing Statement between the Company and First Foundation; Security Agreement and UCC Financing Statement between Nutrex and First Foundation; USDA Conditional Commitments; Hazardous Substances Certificate and Indemnity Agreement; Sublessor’s Consent to Mortgage of Sublease K-4; Estoppel Certificate and Subordination Agreement. (Incorporated by reference as Exhibit 4.1through 4.9 to the Company’s Report on Form 10-Q filed on November 12, 2015, File No. 0-14602)

10.8	2014 Independent Director Stock Option and Restricted Stock Grant Plan (Incorporated by reference to the Company’s Definitive Proxy Statement filed July 18, 2014, File No. 0-14602)
10.9	2016 Equity Incentive Plan (Incorporated by reference to the Company’s Definitive Proxy Statement filed July 15, 2016, File No. 0-14602).
10.10

Revolving Credit Agreement, by and between First Foundation Bank and the Company, dated June 3, 2016. (Incorporated by reference to the Company’s Current Report on Form 8-K filed August 30, 2016, File No. 0-14602).

21.1	Subsidiaries of the Company (Incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2012, File No. 0-14602)
23.1*	Consent of Independent Registered Public Accounting Firm signed June 22, 2017—Grant Thornton LLP
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of June 22, 2017.
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of June 22, 2017.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed as of June 22, 2017.
99.1*	Press Release dated June 22, 2017
101

The following financial information from our Annual Report on Form 10-K for fiscal year ended March 31, 2017, filed with the SEC on June 22, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets at March 31, 2017 and 2016, (ii) the Consolidated Statements of Operations for the years ended March 31, 2017, 2016 and 2015, (iii) the Consolidated Statements of Stockholders’ Equity for the years ended March 31, 2017, 2016 and 2015, (iv) the Consolidated Statements of Cash Flows for the years ended March 31, 2017 and 2016, and (v) Notes to Consolidated Financial Statements.

*	Included herewith. Other exhibits were filed as shown above.