Form 10-Q
period 2017-06-30
CYANOTECH CORP
filed 2017-08-10
CIK 768408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended June 30, 2017

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Number of common shares outstanding as of August 10, 2017:

Title of Class	Shares Outstanding
Common stock - $0.02 par value	5,685,381

  CYANOTECH CORPORATION

FORM 10-Q

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

CYANOTECH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	June 30, 2017	March 31, 2017
ASSETS
Current assets:
Cash	$1,299	$1,407
Accounts receivable, net of allowance for doubtful accounts of $31 at June 30, 2017 and $49 at March 31, 2017	2,619	2,135
Inventories, net	7,981	7,972
Prepaid expenses and other current assets	427	565
Total current assets	12,326	12,079

Equipment and leasehold improvements, net	16,289	16,712
Other assets	207	213
Total assets	$28,822	$29,004

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$500	$611
Current maturities of long-term debt	624	623
Customer deposits	80	119
Accounts payable	3,132	3,666
Accrued expenses	1,143	1,013
Total current liabilities	5,479	6,032

Long-term debt, less current maturities	6,105	6,249
Other long-term liabilities	99	116
Total liabilities	11,683	12,397

Commitments and contingencies

Stockholders’ equity:
Preferred stock of $0.01 par value, authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock of $0.02 par value, authorized 50,000,000 shares; 5,685,381 shares issued and outstanding at June 30, 2017 and March 31, 2017	114	114
Additional paid-in capital	31,608	31,577
Accumulated deficit	(14,583)	(15,084)
Total stockholders’ equity	17,139	16,607
Total liabilities and stockholders’ equity	$28,822	$29,004

See accompanying Notes to Condensed Consolidated Financial Statements.

CYANOTECH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,
	2017	2016

NET SALES	$8,809	$7,322
COST OF SALES	5,206	4,501
Gross Profit	3,603	2,821

OPERATING EXPENSES:
General and administrative	1,352	1,710
Sales and marketing	1,489	1,555
Research and development	142	166
Total operating expenses	2,983	3,431

Income (loss) from operations	620	(610)

Interest expense, net	108	132

Income (loss) before income tax	512	(742)

INCOME TAX EXPENSE (BENEFIT)	11	(51)

NET INCOME (LOSS)	$501	$(691)

NET INCOME (LOSS) PER SHARE:
Basic	$0.09	$(0.12)
Diluted	$0.09	$(0.12)

SHARES USED IN CALCULATION OF NET INCOME (LOSS) PER SHARE:
Basic	5,685	5,633
Diluted	5,719	5,633

See accompanying Notes to Condensed Consolidated Financial Statements.

CYANOTECH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended June 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$501	$(691)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on disposal of assets	—	3
Depreciation and amortization	479	493
Amortization of debt issue costs and other assets	15	13
Share-based compensation expense	31	78
Net (increase) decrease in assets:
Accounts receivable	(484)	737
Inventories	(9)	(532)
Prepaid expenses and other assets	138	(102)
Net increase (decrease) in liabilities:
Customer deposits	(40)	(52)
Accounts payable	(534)	(9)
Accrued expenses	130	230
Deferred rent and other liabilities	(17)	4
Net cash provided by operating activities	210	172

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in equipment and leasehold improvements	(56)	(170)
Net cash used in investing activities	(56)	(170)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short term note payable	—	600
Net payments on line of credit	(111)	—
Payments in stock withheld for tax payment on issuance	—	(147)
Principal payments on long-term debt	(130)	(124)
Payments on capitalized leases	(21)	(17)
Net cash (used in) provided by financing activities	(262)	312

Net (decrease) increase in cash	(108)	314

Cash at beginning of period	1,407	1,240

Cash at end of period	$1,299	$1,554

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$104	$105
Income taxes	$—	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

CYANOTECH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017
(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information pursuant to the instructions to Form 10-Q and Regulation S-X of the Securities and Exchange Commission (SEC). These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, and Condensed Consolidated Statements of Cash Flows for the periods presented in accordance with GAAP. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year. The Condensed Consolidated Balance Sheet as of March 31, 2017 was derived from the audited consolidated financial statements. These condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements for the year ended March 31, 2017, contained in the Company’s annual report on Form 10-K as filed with the SEC on June 22, 2017.

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

Liquidity and Debt Covenant Compliance

As of June 30, 2017, the Company had cash of $1.3 million and working capital of $6.8 million compared to $1.4 million and $6.0 million, respectively, at March 31, 2017. On August 30, 2016, the Credit Agreement, which the Company and First Foundation Bank (the Bank) entered into on June 3, 2016, became effective. The Credit Agreement allows the Company to borrow up to $2.0 million on a revolving basis. At June 30, 2017, the Company had borrowed $0.5 million and had $1.5 million available on the line. The line of credit is subject to renewal on August 30, 2017 and the Company is working proactively with the Bank to renew the line of credit or replace it with another line of credit on or before the expiration date. The Bank has issued a letter to the Company dated June 12, 2017 indicating it intends to renew the line of credit subject to approval by its credit committee.

As of June 30, 2017, the Company had $6.8 million of term loans payable to the Bank that require the payment of principal and interest monthly through August 2032. Pursuant to the term loans, the Company is subject to annual financial covenants, customary affirmative and negative covenants and certain subjective acceleration clauses. As of March 31, 2017 and 2016, the Company's current ratio of 1.92:1 and 1.97:1, respectively, fell short of the Bank's annual requirement of 2.10:1. The Bank has provided the Company with letters stating they found the Company to be in compliance with this covenant requirement and all other financial covenants as of March 31, 2017 and 2016, and do not consider these shortfalls to be defaults under the Loan Agreements.

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

Recent Accounting Pronouncements

In May 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-09, Compensation-Stock Compensation (Topic 718) Scope of Modification Accounting. ASU 2017-09 will clarify and reduce both (i) diversity in practice and (ii) cost and complexity when applying the guidance in Topic 718, to a change to the terms and conditions of a share-based payment award. This guidance will become effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is permitted. The amendments in this ASU should be applied prospectively to an award modified on or after the adoption date. The Company is currently evaluating the impact of this updated standard. The Company does not believe this update will have a significant impact on its consolidated financial statements.

In December 2016, the FASB issued ASU 2016-20 “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers” (“ASU No. 2016-20”) and ASU 2016-19 “Technical Corrections and Improvements” ("ASU No. 2016-19") which contains amendments that affect a wide variety of topics in the Accounting Standards Codification (“ASC”). The amendments generally fall into one of the following four categories: (a) Amendments related to differences between original guidance and the ASC that either carry forward pre-codification guidance or subsequent amendments into the ASC or to guidance that was codified without some text, reference, or phrasing that, upon review, was deemed important to the guidance; (b) Guidance clarification and reference corrections; (c) Simplification; and (d) Minor improvements. ASU 2016-20 will take effect for public companies for the fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. This guidance is applicable to the Company’s fiscal year beginning April 1, 2018. The Company does not expect that the adoption of this guidance will have a significant impact on its consolidated financial position, results of operations or cash flows.

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

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU No. 2016-09”). This ASU makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation, and the financial statement presentation of excess tax benefits or deficiencies. ASU No. 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. The standard is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted. Amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement must be applied prospectively. Amendments related to the presentation of excess tax benefits on the statement of cash flows may be applied either prospectively or retrospectively based on the Company’s election. Amendments related to the statement of cash flows presentation of employee taxes paid when an employer withholds shares must be applied retrospectively. As of April 1, 2017, the Company adopted ASU 2016-09 and elected to present excess tax benefits as an operating activity prospectively and continues to estimate forfeitures rather than recognize them as they occur. The adoption of ASU 2016-09 did not have an impact on its consolidated financial statements and related disclosures.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU No. 2016-02”). The principle objective of ASU No. 2016-02 is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet. ASU No. 2016-02 continues to retain a distinction between finance and operating leases but requires lessees to recognize a right-of-use asset representing its right to use the underlying asset for the lease term and a corresponding lease liability on the balance sheet for all leases with terms greater than twelve months. ASU No. 2016-02 is effective for fiscal years and interim periods beginning after December 15, 2018. Early adoption of ASU No. 2016-02 is permitted. Entities are required to apply the amendments at the beginning of the earliest period presented using a modified retrospective approach. This guidance is applicable to the Company’s fiscal year beginning April 1, 2019. The Company expects this guidance will have a material impact on its consolidated balance sheets due to the recognition of lease rights and obligations as assets and liabilities, respectively. The Company does not expect this guidance to have a material effect on its consolidated results of operations and cash flows.

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes”. This guidance simplifies the presentation of deferred income taxes and requires that deferred tax assets and liabilities be classified as noncurrent in the classified statement of financial position. ASU 2015-17 will take effect for public companies for the fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. As required, the Company adopted this standard as of April 1, 2017 and accordingly all deferred tax assets and liabilities are classified as non-current. Prior periods were retrospectively adjusted.

In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date”, which defers the effective date of ASU 2014-09 by one year to December 15, 2017 for interim and annual reporting periods beginning after that date, and permitted early adoption of the standard, but not before the original effective date.

In July 2015, the FASB issued ASU No. 2015-11, “Inventory: Simplifying the Measurement of Inventory”, that requires inventory not measured using either the last in, first out (LIFO) or the retail inventory method to be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable cost of completion, disposal, and transportation.  Prior to the issuance of the standard, inventory was measured at the lower of cost or market (where market was defined as replacement cost, with a ceiling of net realizable value and floor of net realizable value less a normal profit margin). The new standard will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, and will be applied prospectively. Early adoption is permitted. As required, the Company adopted this standard as of April 1, 2017. The adoption of this standard did not have a material impact on the Company's financial position or results of operations.

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

2.	INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. Inventories consist of the following:

	June 30, 2017	March 31, 2017
	(in thousands)
Raw materials	$247	$347
Work in process	2,553	2,036
Finished goods (1)	5,064	5,460
Supplies	117	129
Inventories, net	$7,981	$7,972

(1)	Net of reserve for obsolescence of $33,000 and $3,000 at June 30, 2017 and March 31, 2017, respectively.

The Company recognizes abnormal production costs, including fixed cost variances from normal production capacity, as an expense in the period incurred. Non-inventoriable fixed costs related to spirulina production of $9,000 were charged to cost of sales for the quarter ended June 30, 2017. Non-inventoriable fixed costs related to astaxanthin production of $28,000 were charged to cost of sales for the quarter ended June 30, 2016.

3.	EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

Equipment and leasehold improvements are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives for equipment and furniture and fixtures, or the shorter of the land lease term or estimated useful lives for leasehold improvements as follows:

	Years
Equipment	3	to	10
Furniture and fixtures	3	to	7
Leasehold improvements	10	to	25

Equipment and leasehold improvements consist of the following:

	June 30, 2017	March 31, 2017
	(in thousands)
Equipment	$17,427	$17,492
Leasehold improvements	13,892	13,892
Furniture and fixtures	380	380
	31,699	31,764
Less accumulated depreciation and amortization	(16,315)	(15,835)
Construction-in-progress	905	783
Equipment and leasehold improvements, net	$16,289	$16,712

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amount to forecasted undiscounted future cash flows expected to be generated by the asset. If the carrying amount exceeds its estimated future cash flows, then an impairment charge is recognized to the extent that the carrying amount exceeds the asset’s fair value. Management has determined no asset impairment existed as of June 30, 2017 and 2016, respectively.

4.	LINE OF CREDIT

On August 30, 2016, the Revolving Credit Agreement (the “Credit Agreement”), which the Company and First Foundation Bank (“the Bank”) entered into on June 3, 2016, became effective after the Company and the Bank received the necessary approvals from the State of Hawaii to secure the lien on the Company’s leasehold property in Kona, Hawaii. The Credit Agreement allows the Company to borrow up to $2,000,000 on a revolving basis. Borrowings under the Credit Agreement bear interest at the Wall Street Journal prime rate (4.25% at June 30, 2017) + 2%, floating. The Credit Agreement’s initial term expires on August 30, 2017, and the term may be extended at the Bank’s sole discretion. The Credit Agreement includes various covenants as defined in the Credit Agreement. The Credit Agreement also contains standard acceleration provisions in the event of a default by the Company. Proceeds from the revolving line were used to repay a $600,000 short-term loan from First Foundation Bank. At June 30, 2017, the Company had borrowed $500,000 under the Credit Agreement and had $1,500,000 available on the line. The line of credit is subject to renewal on August 30, 2017 and the Company is working proactively with the Bank to renew the line of credit or replace it with another line of credit on or before the expiration date. The Bank has issued a letter to the Company dated June 12, 2017 indicating it intends to renew the line of credit subject to approval by its credit committee.

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

5.	ACCRUED EXPENSES

Accrued expenses consist of the following:

	June 30, 2017	March 31, 2017
	(in thousands)
Wages, commissions, bonus and profit sharing	$912	$793
Rent and utilities	78	69
Other accrued expenses	153	151
Total accrued expenses	$1,143	$1,013

6.	LONG-TERM DEBT

Long-term debt consists of the following:

	June 30, 2017	March 31, 2017
	(in thousands)
Long-term debt	$6,988	$7,139
Less current maturities	(624)	(623)
Long-term debt, excluding current maturities	6,364	6,516
Less unamortized debt issuance costs	(259)	(267)
Total long-term debt, net of current maturities and unamortized debt issuance costs	$6,105	$6,249

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

The provisions of the 2015 Loan Agreement require the payment of principal and interest until its maturity on September 1, 2022, the obligation fully amortizes over seven (7) years. Interest on the 2015 Loan accrues on the outstanding principal balance at an annual variable rate equal to the published Wall Street Journal prime rate (4.25% at June 30, 2017) plus 2.0% and is adjustable on the first day of each calendar quarter and fixed for that quarter. At no time shall the annual interest rate be less than 6.00%. The 2015 Loan has a prepayment penalty of 5% for any prepayment made prior to the first anniversary of the date of the 2015 Loan Agreement, which penalty is reduced by 1% each year thereafter until the fifth anniversary of such date, after which there is no prepayment penalty. The balance under the 2015 Loan was $1,970,000 and $2,049,000 at June 30, 2017 and March 31, 2017, respectively.

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

The provisions of the Loan required the payment of interest only for the first 12 months of the term; thereafter, and until its maturity on August 14, 2032, the obligation fully amortizes over nineteen (19) years. Interest on the Loan accrues on the outstanding principal balance at an annual variable rate equal to the published Wall Street Journal prime rate (4.25% at June 30, 2017) plus 1.0% and is adjustable on the first day of each calendar quarter and fixed for that quarter. At no time shall the annual interest rate be less than 5.50%. The Loan has a prepayment penalty of 5% for any prepayment made prior to the first anniversary of the date of the Loan Agreement, which penalty is reduced by 1% each year thereafter until the fifth anniversary of such date, after which there is no prepayment penalty. The balance under this Loan was $4,804,000 and $4,854,000 at June 30, 2017 and March 31, 2017, respectively. Proceeds from the Loan were classified as restricted cash until drawn upon to acquire new processing equipment and leasehold improvements.

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

The Company’s current ratio of 1.92 to 1 and 1.97 to 1 as of March 31, 2017 and 2016, respectively, fell short of the bank’s requirement of 2.10 to 1; however, the Company has received letters from its bank stating that they found the Company to be in compliance with this and all other financial covenants as of March 31, 2017 and 2016, and do not consider these shortfalls to be a defaults under the Loan Agreements.

Capital Leases

The Company has four capital leases providing for $364,000 in equipment, secured by the equipment financed. The capital leases mature at various dates between March 2018 and March 2021 and are payable in 60 equal monthly payments, except for one which is payable in 36 equal monthly payments. The interest rates under these capital leases range from 4.18% to 12.90%. The balance under these leases was $214,000 and $236,000 at June 30, 2017 and March 31, 2017, respectively.

Future principal payments under the term loan and capital lease agreements as of June 30, 2017 are as follows:

Payments Due	(in thousands)
Next 12 Months	$624
Year 2	636
Year 3	653
Year 4	652
Year 5	678
Thereafter	3,745
Total principal payments	$6,988

7.	OPERATING LEASES

The Company leases facilities, equipment and land under operating leases expiring through 2035. The land lease provides for contingent rentals in excess of minimum rental commitments based on a percentage of the Company’s sales. Management has accrued for the estimated contingent rent as of June 30, 2017.

Future minimum lease payments under all non-cancelable operating leases at June 30, 2017 are as follows:

Payments Due	(in thousands)
Next 12 Months	$614
Year 2	618
Year 3	608
Year 4	526
Year 5	532
Thereafter	4,157
Total minimum lease payments	$7,055

8.	OTHER COMMITMENTS AND CONTINGENCIES

From time to time, the Company may be involved in litigation and investigations relating to claims and matters arising out of its operations in the normal course of business. The Company believes that it currently is not a party to any legal proceedings or claims which, individually or in aggregate, would have a material effect on its consolidated financial position, results of operations or cash flows.

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

As of June 30, 2017, the Company had two equity-based compensation plans: the 2016 Equity Incentive Plan (the 2016 Plan) and the 2014 Independent Director Stock Option and Restricted Stock Grant Plan (the “2014 Directors Plan”). The Company has also issued stock options, which remain outstanding as of June 30, 2017, under two equity-based compensation plans which have expired according to their terms: the 2005 Stock Option Plan (the “2005 Plan”) and the 2004 Independent Director Stock Option and Stock Grant Plan (the “2004 Directors Plan”). These plans allowed the Company to award stock options and shares of restricted common stock to eligible employees, certain outside consultants and independent directors. No additional awards will be issued under the 2005 Plan or the 2004 Directors Plan.

On August 25, 2016, the Company’s shareholders approved the 2016 Plan as a successor to the 2005 Plan, authorizing the Board of Directors to provide incentive to the Company’s officers, employees and certain independent consultants through equity based compensation in the form of stock options, restricted stock, restricted stock units, stock appreciation rights and other stock based awards (together, “Stock Awards”) and performance shares and performance units (together, “Performance Awards”). Awards under the 2016 Plan are limited to the authorized amount of 1,300,000 shares, up to 600,000 of which are available for issuance in connection with Performance Awards and Stock Awards. As of June 30, 2017, there were 1,247,656 shares available for grant under the 2016 Plan.

On August 28, 2014, the Company’s shareholders approved the 2014 Directors Plan authorizing the Board of Directors to provide incentive to the Company’s independent directors through equity based compensation in the form of stock options and restricted stock. Awards under the 2014 Directors Plan are limited to the authorized amount of 350,000 shares. As of June 30, 2017, there were 289,124 shares available for grant under the 2014 Directors Plan.

The following table presents shares authorized, available for future grant and outstanding under each of the Company’s plans:

	As of June 30, 2017
	Authorized	Available	Outstanding

2016 Plan	1,300,000	1,247,656	52,344
2014 Directors Plan	350,000	289,124	12,000
2005 Plan	—	—	477,500
2004 Directors Plan	—	—	12,000
Total	1,650,000	1,536,780	553,844

Stock Options

All stock option grants made under the equity-based compensation plans were issued at exercise prices no less than the Company’s closing stock price on the date of grant. Options under the 2005 Plan and 2014 Directors Plan were determined by the Board of Directors or the Compensation Committee of the Board of Directors in accordance with the provisions of the respective plans. The terms of each option grant include vesting, exercise, and other conditions are set forth in a Stock Option Agreement evidencing each grant. No option can have a life in excess of ten (10) years. The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model. The model requires various assumptions, including a risk-free interest rate, the expected term of the options, the expected stock price volatility over the expected term of the options, and the expected dividend yield. Compensation expense for employee stock options is recognized ratably over the vesting term. Compensation expense recognized for options issued under all Plans was $15,000 and $77,000 for the three months ended June 30, 2017 and 2016, respectively. Compensation expense recognized for restricted stock issued under the 2014 Directors Plan was $16,000 and $0 for the three months ended June 30, 2017 and 2016, respectively. All stock-based compensation has been classified as general and administrative expense in the condensed consolidated statement of operations.

A summary of option activity under the Company’s stock plans for the three months ended June 30, 2017 is presented below:

Option Activity	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at March 31, 2017	503,000	$4.10	4.7	$145,946
Granted	—	—
Exercised	—	—
Forfeited	(1,500)	$3.11
Outstanding at June 30, 2017	501,500	$4.10	4.4	$103,461
Exercisable at June 30, 2017	482,000	$4.07	4.3	$103,461

The aggregate intrinsic value in the table above is before applicable income taxes and represents the excess amount over the exercise price optionees would have received if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price of $3.55 for such day.

A summary of the Company’s non-vested options for the three months ended June 30, 2017 is presented below:

Nonvested Options	Shares	Weighted Average Grant-Date Fair Value
Nonvested at March 31, 2017	19,500	$2.93
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested at June 30, 2017	19,500	$2.93

The following table summarizes the weighted average characteristics of outstanding stock options as of June 30, 2017:

			Outstanding Options			Exercisable Options
Range of Exercise Prices			Number of Shares	Remaining Life (Years)	Weighted Average Price	Number of Shares	Weighted Average Price
$1.60	-	$3.70	124,620	2.7	$2.73	124,620	$2.73
$3.71	-	$4.42	197,380	4.3	3.83	197,380	3.83
$4.43	-	$5.40	95,000	5.9	5.00	75,500	5.04
$5.41	-	$7.08	84,500	5.4	5.77	84,500	5.77
Total stock options			501,500	4.4	$4.10	482,000	$4.07

The range of fair value assumptions related to options granted during the year ended March 31, 2017 were as follows:

2017
Exercise Price	$4.08
Volatility	51.13%
Risk Free Rate	0.60%
Vesting Period (years)	0.5
Forfeiture Rate	0.00%
Expected Life (in years)	1.00
Dividend Rate	0%

As of June 30, 2017, total unrecognized stock-based compensation expense related to all unvested stock options was $11,000, which is expected to be expensed over a weighted average period of 0.3 years.

Subsequent to June 30, 2017, 75,000 stock options were granted from the 2016 Plan.

Restricted Stock Units (“RSUs”)

RSUs are service-based awards granted to eligible employees under the 2016 Plan.

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

The following table summarizes information related to awarded RSUs:

Nonvested Restricted Stock Units	Shares	Weighted Average Grant Price
Nonvested restricted stock units at March 31, 2017	25,000	$3.85
Granted	28,074	3.92
Vested	—	—
Exercised	—	—
Forfeited	(730)	3.92
Nonvested restricted stock units at June 30, 2017	52,344	$3.89

As of June 30, 2017, total unrecognized stock-based compensation expense related to unvested restricted stock units was $183,000, which is expected to be expensed over a weighted average period of 2.8 years.

10.	INCOME TAXES

We utilize our estimated annual effective tax rate to determine our provision (benefit) for income taxes for interim periods. The income tax provision (benefit) is computed by multiplying the estimated annual effective tax rate by the year to date pre-tax book income (loss). We recorded income tax expense of $11,000 and income tax benefit of ($51,000) for the three months ended June 30, 2017 and 2016, respectively. Our effective tax rate was 2.1% and 6.8% for the quarters ended June 30, 2017 and June 30, 2016, respectively. The effective tax rate for the three months ended June 30, 2017 differs from the statutory rate of 34% as a result of state taxes (net of federal benefit) and the net change in valuation allowance against the net deferred tax asset the Company believes is not more likely than not to be realized.

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

As of June 30, 2017, there was no liability for income tax associated with unrecognized tax benefits. The Company recognizes accrued interest related to unrecognized tax benefits as well as any related penalties in interest income or expense in its consolidated condensed statements of operations, which is consistent with the recognition of these items in prior reporting periods.

With few exceptions, the Company is no longer subject to U.S. federal, state, local, and non-U.S. income tax examination by tax authorities for tax years before 2012.

11.	EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed on the basis of the weighted average number of common shares outstanding.  Diluted earnings (loss) per share is computed on the basis of the weighted average number of common shares outstanding plus the potentially dilutive effect of outstanding stock options using the “treasury stock” method.

Reconciliations between the numerator and the denominator of the basic and diluted earnings (loss) per share computations for the three months ended June 30, 2017 and 2016 are as follows:

	Three Months Ended June 30, 2017
	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands)
Basic income per share	$501	5,685	$0.09
Effect of dilutive securities-Common stock options	—	34	—
Diluted income per share	$501	5,719	$0.09

	Three Months Ended June 30, 2016
	Net Loss (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands)
Basic and diluted loss per share	$(691)	5,633	$(0.12)

Basic and diluted loss per share are the same in periods of a net loss, because common share equivalents are anti-dilutive when a net loss is recorded. Diluted earnings per share does not include the impact of common stock options totaling 0 and 45,000 for the three months ended June 30, 2017 and 2016, respectively, as the effect of their inclusion would be anti-dilutive. Restricted stock units become dilutive within the period granted and remain dilutive until the units vest and are issued as common stock. Diluted earnings per share does not include the impact of restricted stock units totaling 27,344 for the three months ended June 30, 2017, as the effect of their inclusion would be anti-dilutive.

12.	CONCENTRATIONS OF RISK

Concentration of Accounts Receivable and Revenues

At June 30, 2017, 46% of the Company’s accounts receivable was comprised of three customer balances of 21%, 15% and 10%, respectively. At March 31, 2017, 59% of the Company’s accounts receivable was comprised of three customer balances of 38%, 12% and 9%, respectively. There were two customers with sales equaling 32% and 13% of our total net sales for the three months ended June 30, 2017. There was one customer with sales equaling 19% of our total net sales for the three months ended June 30, 2016.

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

Results of Operations

The following tables present selected consolidated financial data for each of the periods indicated ($ in thousands):

	Three Months Ended
	June 30, 2017	June 30, 2016
Net sales	$8,809	$7,322
Net sales increase	20.3%
Gross profit	$3,603	$2,821
Gross profit as % of net sales	40.9%	38.5%
Operating expenses	$2,983	$3,431
Operating expenses as % of net sales	33.9%	46.9%
Operating income (loss)	$620	$(610)
Operating income (loss) as % of net sales	7.0%	(8.3)%
Income tax expense (benefit)	$11	$(51)
Net income (loss)	$501	$(691)

Net sales by product
Packaged sales
Astaxanthin packaged	$5,505	$3,648
Astaxanthin packaged sales increase	50.9%
Spirulina packaged	$1,927	$1,581
Spirulina packaged sales increase	21.9%
Total Packaged sales	$7,432	$5,229
Total Packaged sales increase	42.1%

Bulk sales
Astaxanthin bulk	$221	$418
Astaxanthin bulk sales decrease	(47.1)%
Spirulina bulk	$1,156	$1,675
Spirulina bulk sales decrease	(31.0)%
Total Bulk sales	$1,377	$2,093
Total Bulk sales decrease	(34.2)%

Comparison of the Three Months Ended June 30, 2017 and 2016

Net Sales Net sales increased 20% for the quarter, driven by a 42% increase in our packaged products, offset by a 34% decrease in bulk sales. The increase in sales of our packaged products was the result of our continued focus on Costco and Amazon. The 51% increase in our packaged astaxanthin sales was primarily the result of an increase in sales to Costco. Sales growth at Amazon contributed to the 22% increase in our packaged spirulina sales. Compared to the fourth quarter of fiscal 2017, sales to Costco increased 100% and sales to Amazon increased 149%. Due to inventory shortages following low spirulina production in the fourth quarter of fiscal 2017, we were not able to fulfill all of the demand for packaged spirulina products this quarter. The 34% decrease in sales of our bulk products is primarily the result of the lack of available spirulina supply. International sales represented 27% of net sales for the current quarter compared to 35% for the same period last year. Two customers made up 32% and 13% of total net sales for the quarter, respectively.

Gross Profit Our gross profit as a percent of net sales increased by 2.4 percentage points compared to the same period last year. The current period was favorably impacted by the higher mix of packaged sales this quarter, which deliver a higher gross profit percent. Additionally, the current quarter reflect lower astaxanthin production costs resulting from improved production in the fourth quarter of fiscal 2017 compared to the fourth quarter of fiscal 2016. Astaxanthin production for the current quarter increased by over 20% compared to the same period last year as a result of new cultivation techniques and farm management practices that have been integrated over the last two years. These changes have resulted in stabilized open pond cultivation and improved consistency of our production over recent quarters.

Operating Expenses Operating expenses decreased $0.4 million (13%) for the first quarter of fiscal 2018 compared to the same period in fiscal 2017, primarily due to a reduction in legal fees.  Our sales and marketing spending includes labor savings of $120,000, half of which was deployed back into marketing programs to drive sales growth in our areas of strategic focus.

Income Taxes We recorded an income tax expense of $11,000 in the current quarter with an effective tax rate of 2.1%, compared to a benefit of $51,000 for the same period in fiscal 2017 with an effective tax rate of 6.8%. We continue to carry a full valuation allowance on our deferred tax asset.

Liquidity and Capital Resources

As of June 30, 2017, we had cash of $1.3 million and working capital of $6.8 million compared to $1.4 million and $6.0 million, respectively, at March 31, 2017. On August 30, 2016, the Credit Agreement, which we and First Foundation Bank (the Bank) entered into on June 3, 2016, became effective. The Credit Agreement allows us to borrow up to $2.0 million on a revolving basis. At June 30, 2017, we had borrowed $0.5 million and had $1.5 million available on the line. The line of credit is subject to renewal on August 30, 2017 and we are working proactively with the Bank to renew the line of credit or replace it with another line of credit on or before the expiration date. The Bank has issued a letter to us dated June 12, 2017 indicating it intends to renew the line of credit subject to approval by its credit committee.

As of June 30, 2017, we had $6.8 million of term loans payable to the Bank that require the payment of principal and interest monthly through August 2032. Pursuant to the term loans, we are subject to annual financial covenants, customary affirmative and negative covenants and certain subjective acceleration clauses. As of March 31, 2017 and 2016, our current ratio of 1.92:1 and 1.97:1, respectively, fell short of the Bank's annual requirement of 2.10:1. The Bank has provided us with letters stating they found us to be in compliance with this covenant requirement and all other financial covenants as of March 31, 2017 and 2016, and do not consider these shortfalls to be defaults under the Loan Agreement.

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

Cash Flows The following table summarizes our cash flows for the periods indicated ($ in thousands):

	Three months ended June 30
	2017	2016
Total cash provided by (used in):
Operating activities	$210	$172
Investing activities	(56)	(170)
Financing activities	(262)	312

(Decrease) increase in cash	$(108)	$314

Cash provided by operating activities for the three months ended June 30, 2017 was the result of net earnings, excluding non-cash charges, of $1.0 million and an increase in working capital of $0.8 million. The increase in working capital was primarily the result of a $0.5 million increase in accounts receivable due to higher sales in the current quarter compared to the fourth quarter of fiscal 2017, and a $0.5 million decrease in accounts payable and accrued expenses resulting from timing of disbursements.

Cash provided by operating activities for the three months ended June 30, 2016 was the result of a net loss, excluding non-cash charges and credits, of $0.1 million offset by a decrease in working capital of $0.3 million. The decrease in working capital was primarily the result of a $0.7 million decrease in accounts receivable due to a decrease in days sales outstanding and an increase in accrued expenses related to the accrual of legal expenses, offset by a $0.5 million increase in astaxanthin inventory.

Cash used in investing activities for the three months ended June 30, 2017 and June 30, 2016 includes costs for leasehold improvements and equipment acquisitions at our Kona facility.

Cash used in financing activities for the three months ended June 30, 2017 consists of $0.3 million in principal payments on debt in the normal course of business.

Cash provided by financing activities for the three months ended June 30, 2016 consists of a $0.6 million advance against our line of credit, offset by $0.14 million in principal payments on debt in the normal course of business and $0.15 million in taxes paid upon issuance of stock connected with the severance agreement of our former CEO.

Sources and Uses of Capital

At June 30, 2017, our working capital was $6.8 million, an increase of $0.6 million compared to March 31, 2017. The increase is due primarily to the reduction of trade payables.

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

Our strategic direction has been to position the Company as a world leader in the production and marketing of high-value natural products from microalgae. We are vertically aligned, producing raw materials in the form of microalgae processed at our 90-acre facility in Hawaii, and integrating those raw materials into finished products. In fiscal 2018, our primary focus is on building our consumer brands, increasing our astaxanthin production volume and improving the consistency of our production for both astaxanthin and spirulina. We will continue to put emphasis on our Nutrex Hawaii consumer products to introduce them to a broader consumer market, and leverage our experience and reputation for quality, building nutritional brands which promote health and well-being. The foundation of our nutritional products is naturally cultivated Hawaiian Spirulina Pacifica® in powder and tablet form; and BioAstin® Hawaiian Astaxanthin® antioxidant in extract and softgel caplet form. Information about our Company and our products can be viewed at www.cyanotech.com and www.nutrex-hawaii.com. Consumer products can also be purchased online at www.nutrex-hawaii.com.

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

Our future results of operations and the other forward-looking statements contained in this Outlook, in particular the statements regarding revenues, gross margin and capital spending, involve a number of risks and uncertainties. In addition to the factors discussed above, any of the following could cause actual results to differ materially: business conditions and growth in the natural products industry and in the general economy; changes in customer order patterns; changes in demand for natural products in general; changes in weather conditions; competitive factors, such as increased production capacity from competing spirulina and astaxanthin producers and the resulting impact, if any, on world market prices for these products; government actions and increased regulations both domestic and foreign; shortage of manufacturing capacity; and other factors beyond our control. Risk factors are discussed in detail in Part II, Item 1A of this quarterly report and in Part I, Item 1A of our Form 10-K report for the year ended March 31, 2017.

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

 Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management evaluated the effectiveness of our internal control over financial reporting as of June 30, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control - Integrated Framework” (2013 Framework). Based on that assessment, management concluded that our internal control over financial reporting was effective as of June 30, 2017.

Changes to Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

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

This Form 10-Q should be read in conjunction with Item 9A “Controls and Procedures” of the Company’s Form 10-K for the fiscal year ended March 31, 2017, filed June 22, 2017.

PART II.     OTHER INFORMATION

Item 1.     Legal Proceedings

From time to time the Company may become party to lawsuits and claims that arise in the ordinary course of business relating to employment, intellectual property, and other matters. There were no significant legal matters outstanding at June 30, 2017.

On April 6, 2017, after a mediation session before Dispute Resolution & Prevention in Honolulu, Hawaii, the Company and Brent D. Bailey, our former Chief Executive Officer, entered into a Settlement Agreement (the “Settlement Agreement”) resolving all disputes between the Company and Mr. Bailey with respect to that certain Separation Agreement and Release of Claims, dated March 31, 2016. The Settlement Agreement is further described in our Form 8-K filed with the Securities and Exchange Commission on April 11, 2017.

Item 1A.     Risk Factors

For a discussion of the risk factors relating to our business, please refer to Part I, Item 1A of our Form 10-K for the year ended March 31, 2017, which is incorporated by reference herein.

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

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of August 10, 2017.

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of August 10, 2017.

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed as of August 10, 2017.

99.1	Press Release dated August 10, 2017.

101

The following financial statements from Cyanotech Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYANOTECH CORPORATION
(Registrant)

August 10, 2017	By:	/s/ Gerald R. Cysewski
(Date)		Gerald R. Cysewski
Chief Executive Officer; Director

August 10, 2017	By:	/s/ Jole E. Deal
(Date)		Jole E. Deal
Vice President — Finance & Administration and CFO
(Principal Financial and Accounting Officer)

 EXHIBIT INDEX

Exhibit Number	Description

10.1

Settlement Agreement, by and between Brent D. Bailey and the Company, dated April 6, 2017 (Incorporated by reference as Exhibit 10.1 to the Company’s Report on Form 8-K filed on April 11, 2017, File No. 0-14602)

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of August 10, 2017.

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of August 10, 2017.

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed as of August 10, 2017.

99.1	Press Release dated August 10, 2017.

101

The following financial statements from Cyanotech Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.