Form 10-Q
period 2017-09-30
CYANOTECH CORP
filed 2017-11-06
CIK 768408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended September 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Number of common shares outstanding as of November 6, 2017:

Title of Class	Shares Outstanding
Common stock - $0.02 par value	5,743,882

CYANOTECH CORPORATION

FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

CYANOTECH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	September 30, 2017	March 31, 2017
ASSETS
Current assets:
Cash	$2,102	$1,407
Accounts receivable, net of allowance for doubtful accounts of $27 at September 30, 2017 and $49 at March 31, 2017	1,541	2,135
Inventories, net	9,315	7,972
Prepaid expenses and other current assets	447	565
Total current assets	13,405	12,079

Equipment and leasehold improvements, net	16,023	16,712
Other assets	251	213
Total assets	$29,679	$29,004

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$500	$611
Current maturities of long-term debt	626	623
Customer deposits	72	119
Accounts payable	3,473	3,666
Accrued expenses	1,012	1,013
Total current liabilities	5,683	6,032

Long-term debt, less current maturities	5,959	6,249
Other long-term liabilities	110	116
Total liabilities	11,752	12,397

Commitments and contingencies

Stockholders’ equity:
Preferred stock of $0.01 par value, authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock of $0.02 par value, shares authorized 50,000,000; 5,743,882 shares issued and outstanding at September 30, 2017 and 5,685,381 shares at March 31, 2017	115	114
Additional paid-in capital	31,919	31,577
Accumulated deficit	(14,107)	(15,084)
Total stockholders’ equity	17,927	16,607
Total liabilities and stockholders’ equity	$29,679	$29,004

See accompanying Notes to Condensed Consolidated Financial Statements.

CYANOTECH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016

NET SALES	$8,055	$9,862	$16,864	$17,184
COST OF SALES	4,435	5,977	9,641	10,478
Gross profit	3,620	3,885	7,223	6,706

OPERATING EXPENSES:
General and administrative	1,412	2,016	2,764	3,726
Sales and marketing	1,440	1,470	2,929	3,025
Research and development	149	152	291	318
Total operating expenses	3,001	3,638	5,984	7,069

Income (loss) from operations	619	247	1,239	(363)

Interest expense, net	(133)	(122)	(241)	(253)

Income (loss) before income taxes	486	125	998	(616)

INCOME TAX EXPENSE (BENEFIT)	11	26	21	(24)

NET INCOME (LOSS)	$475	$99	$977	$(592)

NET INCOME (LOSS) PER SHARE:
Basic	$0.08	$0.02	$0.17	$(0.10)
Diluted	$0.08	$0.02	$0.17	$(0.10)

SHARES USED IN CALCULATION OF NET INCOME (LOSS) PER SHARE:
Basic	5,709	5,657	5,697	5,645
Diluted	5,771	5,727	5,743	5,645

See accompanying Notes to Condensed Consolidated Financial Statements.

CYANOTECH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended September 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$977	$(592)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss (gain) on disposal of assets	32	(13)
Depreciation and amortization	938	1,007
Amortization of debt issue costs and other assets	32	28
Share-based compensation expense	341	215
Net (increase) decrease in assets:
Accounts receivable	594	(70)
Inventories	(1,343)	397
Prepaid expenses and other assets	66	(259)
Net increase (decrease) in liabilities:
Customer deposits	(47)	(67)
Accounts payable	(193)	184
Accrued expenses	(1)	73
Deferred rent and other liabilities	(5)	8
Net cash provided by operating activities	1,391	911

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in equipment and leasehold improvements	(281)	(277)
Net cash used in investing activities	(281)	(277)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short term note payable	—	600
Net (payments) draws on line of credit	(111)	611
Payment of short term notes payable	—	(600)
Payments on capitalized leases	(46)	(35)
Principal payments on long-term debt	(260)	(252)
Payments in stock withheld for tax payment on issuance	—	(147)
Proceeds from stock options exercised	2	4
Net cash (used in) provided by financing activities	(415)	181

Net increase in cash	695	815

Cash at beginning of period	1,407	1,240

Cash at end of period	$2,102	$2,055

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$210	$213
Income taxes	$—	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

CYANOTECH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

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

Liquidity and Debt Covenant Compliance

As of September 30, 2017, the Company had cash of $2.1 million and working capital of $7.7 million compared to $1.4 million and $6.0 million, respectively, at March 31, 2017. The Company has a revolving line of credit agreement with First Foundation Bank (the Bank) that allows it to borrow up to $2 million. The line is subject to renewal on August 30, 2018. As of September 30, 2017, the Company had borrowed $0.5 million and had $1.5 million available on the line.

 As of September 30, 2017, the Company had $6.6 million of term loans payable to the Bank that require the payment of principal and interest monthly through August 2032. Pursuant to the term loans, the Company is subject to annual financial covenants, customary affirmative and negative covenants and certain subjective acceleration clauses. As of March 31, 2017 and 2016, the Company's current ratio of 1.92:1 and 1.97:1, respectively, fell short of the Bank's annual requirement of 2.10:1. The Bank has provided the Company with letters stating they found the Company to be in compliance with this covenant requirement and all other financial covenants as of March 31, 2017 and 2016, and do not consider these shortfalls to be defaults under the Loan Agreements.

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

Reclassification

Certain amounts in the fiscal 2017 consolidated financial statements have been reclassified to conform to the fiscal 2018 financial presentation. These reclassifications have no impact on net income (loss).

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

 In May 2014, The FASB issued ASU No 2014-09, “Revenue from Contracts with Customers (Topic 606)”. This guidance, as amended by subsequent ASUs on the topic, supersedes current guidance on revenue recognition in topic 605, Revenue Recognition. This guidance will be effective for annual periods beginning after December 15, 2017, including interim reporting periods. Early application of the guidance is permitted for annual periods beginning after December 31, 2016. This guidance is applicable to our fiscal year beginning April 1, 2018. The Company plans to adopt this guidance when effective in the first quarter of the fiscal year ended March 31, 2019. The Company has begun to consider the alternatives of adoption of this ASU and has started its review of the likely impact to the existing portfolio of customers contracts entered into prior to adoption. The Company will also continue to evaluate the effect of adopting this guidance upon the its results of operations, cash flows and financial position. The Company expects to complete this evaluation in December 2017.

2.	INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. Inventories consist of the following:

	September 30, 2017	March 31, 2017
	(in thousands)
Raw materials	$326	$347
Work in process	2,504	2,323
Finished goods (1)	6,335	5,173
Supplies	150	129
Inventories, net	$9,315	$7,972

(1)	Net of reserve for obsolescence of $3,000 at September 30, 2017 and March 31, 2017, respectively.

The Company recognizes abnormal production costs, including fixed cost variances from normal production capacity, as an expense in the period incurred. Non-inventoriable fixed costs related to spirulina production of $75,000 and $84,000 were charged to cost of sales for the three and six months ended September 30, 2017, respectively. Non-inventoriable fixed costs related to astaxanthin production of $73,000 and $101,000 were charged to cost of sales for the three and six months ended September 30, 2016, respectively

3.	EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

Equipment and leasehold improvements are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives for equipment and furniture and fixtures, or the shorter of the land lease term or estimated useful lives for leasehold improvements as follows:

	Years
Equipment	3	to	10
Furniture and fixtures	3	to	7
Leasehold improvements	10	to	25

Equipment and leasehold improvements consist of the following:

	September 30, 2017	March 31, 2017
	(in thousands)
Equipment	$17,623	$17,492
Leasehold improvements	14,239	13,892
Furniture and fixtures	348	380
	32,210	31,764
Less accumulated depreciation and amortization	(16,631)	(15,835)
Construction-in-progress	444	783
Equipment and leasehold improvements, net	$16,023	$16,712

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amount to forecasted undiscounted future cash flows expected to be generated by the asset. If the carrying amount exceeds its estimated future cash flows, then an impairment charge is recognized to the extent that the carrying amount exceeds the asset’s fair value. Management has determined no asset impairment existed as of September 30, 2017 and 2016, respectively.

4.	LINE OF CREDIT

On August 30, 2016, the Revolving Credit Agreement (the “Credit Agreement”), which the Company and First Foundation Bank (“the Bank”) entered into on June 3, 2016, became effective after the Company and the Bank received the necessary approvals from the State of Hawaii to secure the lien on the Company’s leasehold property in Kona, Hawaii. The Credit Agreement allows the Company to borrow up to $2,000,000 on a revolving basis. Borrowings under the Credit Agreement bear interest at the Wall Street Journal prime rate (4.25% at September 30, 2017) + 2%, floating. The Credit Agreement includes various covenants as defined in the Credit Agreement. The Credit Agreement also contains standard acceleration provisions in the event of a default by the Company. As of September 30, 2017, the Company had borrowed $500,000 and had $1,500,000 available on the line. The line of credit is subject to annual renewal and was renewed on August 30, 2017 and will be subject to renewal upon expiration on August 30, 2018.

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

5.	ACCRUED EXPENSES

Accrued expenses consist of the following:

	September 30, 2017	March 31, 2017
	(in thousands)
Wages, commissions, bonus and profit sharing	$812	$793
Rent and utilities	98	69
Other accrued expenses	102	151
Total accrued expenses	$1,012	$1,013

6.	LONG-TERM DEBT

Long-term debt consists of the following:

	September 30, 2017	March 31, 2017
	(in thousands)
Long-term debt	$6,835	$7,139
Less current maturities	(626)	(623)
Long-term debt, excluding current maturities	6,209	6,516
Less unamortized debt issuance costs	(250)	(267)
Total long-term debt, net of current maturities and unamortized debt issuance costs	$5,959	$6,249

Term Loans

 The Company executed a loan agreement with a lender providing for $2,500,000 in aggregate credit facilities (the “2015 Loan”) secured by substantially all the Company’s assets, pursuant to a Term Loan Agreement dated July 30, 2015 (the “2015 Loan Agreement”). The 2015 Loan Agreement is evidenced by a promissory note in the amount of $2,500,000, the repayment of which is partially guaranteed under the provisions of a United States Department of Agriculture (“USDA”) Rural Development Guarantee program. The provisions of the 2015 Loan Agreement require the payment of principal and interest until its maturity on September 1, 2022, the obligation fully amortizes over seven (7) years. Interest on the 2015 Loan accrues on the outstanding principal balance at an annual variable rate equal to the published Wall Street Journal prime rate (4.25% at September 30, 2017) plus 2.0% and is adjustable on the first day of each calendar quarter and fixed for that quarter. At no time shall the annual interest rate be less than 6.00%. The 2015 Loan has a prepayment penalty of 5% for any prepayment made prior to the first anniversary of the date of the 2015 Loan Agreement, which penalty is reduced by 1% each year thereafter until the fifth anniversary of such date, after which there is no prepayment penalty. The balance under the 2015 Loan was $1,890,000 and $2,049,000 at September 30, 2017 and March 31, 2017, respectively.

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

 The Company executed a loan agreement with a lender providing for $5,500,000 in aggregate credit facilities (the “Loan”) secured by substantially all the Company’s assets, including a mortgage on the Company's interest in its lease at the National Energy Laboratory of Hawaii Authority, pursuant to a Term Loan Agreement dated August 14, 2012 (the “Loan Agreement”). The Loan Agreement is evidenced by promissory notes in the amounts of $2,250,000 and $3,250,000, the repayment of which is partially guaranteed under the provisions of a USDA Rural Development Guarantee. The provisions of the Loan required the payment of interest only for the first 12 months of the term; thereafter, and until its maturity on August 14, 2032, the obligation fully amortizes over nineteen (19) years. Interest on the Loan accrues on the outstanding principal balance at an annual variable rate equal to the published Wall Street Journal prime rate (4.25% at September 30, 2017) plus 1.0% and is adjustable on the first day of each calendar quarter and fixed for that quarter. At no time shall the annual interest rate be less than 5.50%. The Loan has a prepayment penalty of 5% for any prepayment made prior to the first anniversary of the date of the Loan Agreement, which penalty is reduced by 1% each year thereafter until the fifth anniversary of such date, after which there is no prepayment penalty. The balance under this Loan was $4,754,000 and $4,854,000 at September 30, 2017 and March 31, 2017, respectively. Proceeds from the Loan were classified as restricted cash until drawn upon to acquire new processing equipment and leasehold improvements.

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

On October 6, 2017 the Company entered into an Equipment Finance Agreement (the “Equipment Agreement”), which provides up to $175,000 of financing for equipment with repayment terms of 36 to 60 months. As of November 6, 2017, there was no advance of funds or balance outstanding.

Capital Leases

The Company has four capital leases providing for $364,000 in equipment, secured by the equipment financed. The capital leases mature at various dates between March 2018 and March 2021 and are payable in 60 equal monthly payments, except for one which is payable in 36 equal monthly payments. The interest rates under these capital leases range from 4.18% to 12.90%. The balance under these leases was $191,000 and $236,000 at September 30, 2017 and March 31, 2017, respectively.

Future principal payments under the term loans and capital lease agreements as of September 30, 2017 are as follows:

Payments Due	(in thousands)
Next 12 Months	$626
Year 2	640
Year 3	656
Year 4	655
Year 5	688
Thereafter	3,570
Total principal payments	$6,835

7.	OPERATING LEASES

The Company leases facilities, equipment and land under operating leases expiring through 2035. The land lease provides for contingent rentals in excess of minimum rental commitments based on a percentage of the Company’s sales. Management has accrued for the estimated contingent rent as of September 30, 2017.

Future minimum lease payments under all non-cancelable operating leases at September 30, 2017 are as follows:

Payments Due	(in thousands)
Next 12 Months	$616
Year 2	619
Year 3	583
Year 4	528
Year 5	533
Thereafter	4,023
Total minimum lease payments	$6,902

8.	OTHER COMMITMENTS AND CONTINGENCIES

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

As of September 30, 2017, the Company had two equity-based compensation plans: the 2016 Equity Incentive Plan (the “2016 Plan”) and the 2014 Independent Director Stock Option and Restricted Stock Grant Plan (the “2014 Directors Plan”). The Company has also issued stock options, which remain outstanding as of September 30, 2017, under two equity-based compensation plans which have expired according to their terms: the 2005 Stock Option Plan (the “2005 Plan”) and the 2004 Independent Director Stock Option and Stock Grant Plan (the “2004 Directors Plan”). These plans allowed the Company to award stock options and shares of restricted common stock to eligible employees, certain outside consultants and independent directors. No additional awards will be issued under the 2005 Plan or the 2004 Directors Plan.

On August 25, 2016, the Company’s shareholders approved the 2016 Plan as a successor to the 2005 Plan, authorizing the Board of Directors to provide incentive to the Company’s officers, employees and certain independent consultants through equity based compensation in the form of stock options, restricted stock, restricted stock units, stock appreciation rights and other stock based awards (together, “Stock Awards”) and performance shares and performance units (together “Performance Awards”). Awards under the 2016 Plan are limited to the authorized amount of 1,300,000 shares, up to 600,000 of which are available for issuance in connection with Performance Awards and Stock Awards. As of September 30, 2017, there were 1,174,216 shares available for grant under the 2016 Plan.

On August 28, 2014, the Company’s shareholders approved the 2014 Directors Plan authorizing the Board of Directors to provide incentive to the Company’s independent directors through equity based compensation in the form of stock options and restricted stock. Awards under the 2014 Directors Plan are limited to the authorized amount of 350,000 shares. As of September 30, 2017, there were 231,623 shares available for grant under the 2014 Directors Plan.

The following table presents shares authorized, available for future grant and outstanding under each of the Company’s plans:

	As of September 30, 2017
	Authorized	Available	Outstanding

2016 Plan	1,300,000	1,174,216	125,784
2014 Directors Plan	350,000	231,623	12,000
2005 Plan	—	—	476,500
2004 Directors Plan	—	—	12,000
Total	1,650,000	1,405,839	626,284

Stock Options

All stock option grants made under the equity-based compensation plans were issued at exercise prices no less than the Company’s closing stock price on the date of grant. Options under the 2005 Plan and 2014 Directors Plan were determined by the Board of Directors or the Compensation Committee of the Board of Directors in accordance with the provisions of the respective plans.  The terms of each option grant include vesting, exercise, and other conditions are set forth in a Stock Option Agreement evidencing each grant. No option can have a life in excess of ten (10) years. The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model. The model requires various assumptions, including a risk-free interest rate, the expected term of the options, the expected stock price volatility over the expected term of the options, and the expected dividend yield. Compensation expense for employee stock options is recognized ratably over the vesting term. Compensation expense recognized for options issued under all Plans was $19,000 and $34,000 for the three and six months ended September 30, 2017, respectively. Compensation expense recognized for options issued under all Plans was $59,000 and $137,000 for the three and six months ended September 30, 2016, respectively. Compensation expense recognized for restricted stock issued under the 2014 Directors Plan was $276,000 for the three and six months ended September 30, 2017. Compensation expense recognized for restricted stock issued under the 2014 Directors Plan was $78,000 for the three and six months ended September 30, 2016. All stock-based compensation has been classified as general and administrative expense in the condensed consolidated statement of operations.

A summary of option activity under the Company’s stock plans for the six months ended September 30, 2017 is presented below:

Option Activity	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at March 31, 2017	503,000	$4.10	4.7	$145,946
Granted	75,000	$3.35
Exercised	(1,000)	$1.60
Forfeited	(1,500)	$3.11
Outstanding at September 30, 2017	575,500	$4.01	4.9	$261,755
Exercisable at September 30, 2017	496,000	$4.10	4.1	$208,550

The aggregate intrinsic value in the table above is before applicable income taxes and represents the excess amount over the exercise price optionees would have received if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price of $4.06 for such day.

A summary of the Company’s non-vested options for the six months ended September 30, 2017 is presented below:

Nonvested Options	Shares	Weighted Average Grant-Date Fair Value
Nonvested at March 31, 2017	19,500	$2.93
Granted	75,000	1.71
Vested	(15,000)	2.73
Forfeited	—	—
Nonvested at September 30, 2017	79,500	$1.82

The following table summarizes the weighted average characteristics of outstanding stock options as of September 30, 2017:

			Outstanding Options			Exercisable Options
Range of Exercise Prices			Number of Shares	Remaining Life (Years)	Weighted Average Price	Number of Shares	Weighted Average Price
$1.60	-	$3.70	198,620	5.2	$2.97	123,620	$2.74
$3.71	-	$4.42	197,380	4.1	$3.83	197,380	$3.83
$4.43	-	$5.40	95,000	5.7	$5.00	90,500	$4.98
$5.41	-	$7.08	84,500	5.1	$5.77	84,500	$5.77
Total stock options			575,500	4.9	$4.01	496,000	$4.10

The range of fair value assumptions related to options granted during the six months ended September 30, 2017 were as follows:

2017
Exercise Price	$3.35
Volatility	52.50%
Risk Free Rate	1.99%
Vesting Period (years)	3.0
Forfeiture Rate	0.00%
Expected Life (in years)	6.00
Dividend Rate	0%

As of September 30, 2017, total unrecognized stock-based compensation expense related to all unvested stock options was $121,000, which is expected to be expensed over a weighted average period of 2.7 years.

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

The following table summarizes information related to awarded RSUs:

Nonvested Restricted Stock Units	Shares	Weighted Average Grant Price
Nonvested restricted stock units at March 31, 2017	25,000	$3.85
Granted	28,074	3.92
Vested	—	—
Exercised	—	—
Forfeited	(2,290)	3.92
Nonvested restricted stock units at September 30, 2017	50,784	$3.89

 As of September 30, 2017, total unrecognized stock-based compensation expense related to unvested restricted stock units was $162,000, which is expected to be expensed over a weighted average period of 2.5 years.

10.	INCOME TAXES

We utilize our estimated annual effective tax rate to determine our provision (benefit) for income taxes for interim periods. The income tax provision (benefit) is computed by multiplying the estimated annual effective tax rate by the year to date pre-tax book income (loss). We recorded income tax expense of $11,000 and $26,000 for the three months ended September 31, 2017 and 2016, respectively. We recorded income tax expense of $21,000 and income tax benefit of ($24,000) for the six months ended September 30, 2017 and 2016, respectively. Our effective tax rate was 2.2% and 2.1% for the three and six months ended September 30, 2017, respectively, and 21.0% and (3.9%) for the three and six months ended September 30, 2016, respectively. The effective tax rate for the three and six months ended September 30, 2017 differs from the statutory rate of 34% as a result of state taxes (net of federal benefit) and the net change in valuation allowance against the net deferred tax asset the Company believes is not more likely than not to be realized.

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

As of September 30, 2017, there was no liability for income tax associated with unrecognized tax benefits. The Company recognizes accrued interest related to unrecognized tax benefits as well as any related penalties in interest income or expense in its consolidated condensed statements of operations, which is consistent with the recognition of these items in prior reporting periods.

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

Reconciliations between the numerator and the denominator of the basic and diluted earnings per share computations for the three months ended September 30, 2017 and 2016 are as follows:

	Three Months Ended September 30, 2017
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands)
Basic income per share	$475	5,709	$0.08
Effect of dilutive securities—Common stock options	—	62	—
Diluted income per share	$475	5,771	$0.08

	Three Months Ended September 30, 2016
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands)

Basic income per share	$99	5,657	$0.02
Effect of dilutive securities — Common stock options	—	70	—
Diluted income per share	$99	5,727	$0.02

Reconciliations between the numerator and the denominator of the basic and diluted earnings per share computations for the six months ended September 30, 2017 and 2016 are as follows:

	Six Months Ended September 30, 2017
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands)
Basic income per share	$977	5,697	$0.17
Effect of dilutive securities—Common stock options	—	46	—
Basic and diluted loss per share	$977	5,743	$0.17

	Six Months Ended September 30, 2016
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands)
Basic and diluted loss per share	$(592)	5,645	$(0.10)

Basic and diluted earnings per share are the same in periods of a net loss, because common share equivalents are anti-dilutive when a net loss is recorded. Diluted earnings per share does not include the impact of common stock options totaling 75,000 and 6,000 for the three months ended September 30, 2017 and 2016, respectively, and 75,000 and 6,000 for the six months ended September 30, 2017 and 2016, respectively, as the effect of their inclusion would be anti-dilutive. Restricted stock units become dilutive within the period granted and remain dilutive until the units vest and are issued as common stock.

12.	CONCENTRATIONS OF RISK

   Concentration of Accounts Receivable and Revenues

At September 30, 2017, 33% of the Company’s accounts receivable was comprised of two customer balances of 20% and 13%, respectively. At March 31, 2017, 59% of the Company’s accounts receivable was comprised of three customer balances of 38%, 12% and 9%, respectively. Two customers accounted for 46% of total net sales for the three months ended September 30, 2017 comprised of 32% and 14%, respectively. One customer accounted for 28% of total net sales for the three months ended September 30, 2016. Two customers accounted for 45% of total net sales for the six months ended September 30, 2017 comprised of 32% and 13%, respectively. One customer accounted for 24% of total net sales for the six months ended September 30, 2016.

 Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Report and other presentations made by Cyanotech Corporation (“CYAN”) and its subsidiary (collectively, the “Company”) contain “forward-looking statements,” which include statements that are predictive in nature, depend upon or refer to future events or conditions, and usually include words such as “expects,” “anticipates,” “intends,” “plan,” “believes,” “predicts”, “estimates” or similar expressions. In addition, any statement concerning future financial performance, ongoing business strategies or prospects and possible future actions are also forward-looking statements. Forward-looking statements are based upon current expectations and projections about future events and are subject to risks, uncertainties and the accuracy of assumptions concerning the Company the performance of the industry in which the Company does business, and economic and market factors, among other things. These forward-looking statements are not guarantees of future performance. You should not place undue reliance on forward-looking statements.

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

Results of Operations

The following tables present selected consolidated financial data for each of the periods indicated ($ in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net sales	$8,055	$9,862	$16,864	$17,184
Net sales decrease	(18.3)%		(1.9)%
Gross profit	$3,620	$3,885	$7,223	$6,706
Gross profit as % of net sales	44.9%	39.4%	42.8%	39.0%
Operating expenses	$3,001	$3,638	$5,984	$7,069
Operating expenses as % of net sales	37.3%	36.9%	35.5%	41.1%
Operating income (loss)	$619	$247	$1,239	$(363)
Operating income (loss) as % of net sales	7.7%	2.5%	7.3%	(2.1)%
Income tax expense (benefit)	$11	$26	$21	$(24)
Net income (loss)	$475	$99	$977	$(592)

Net sales by product
Packaged sales
Astaxanthin packaged	$4,399	$5,987	$9,904	$9,635
Astaxanthin packaged sales (decrease) increase	(26.5)%		2.8%
Spirulina packaged	$2,365	$2,087	$4,292	$3,668
Spirulina packaged sales increase	13.3%		17.0%
Total Packaged sales	$6,764	$8,074	$14,196	$13,303
Total Packaged sales (decrease) increase	(16.2)%		6.7%

Bulk sales
Astaxanthin bulk	$209	$216	$430	$634
Astaxanthin bulk sales decrease	(3.2)%		(32.2)%
Spirulina bulk	$1,082	$1,572	$2,238	$3,247
Spirulina bulk sales decrease	(31.2)%		(31.1)%
Total Bulk sales	$1,291	$1,788	$2,668	$3,881
Total Bulk sales decrease	(27.8)%		(31.3)%

Comparison of the Three Months Ended September 30, 2017 and 2016

Net Sales The net sales decrease of 18% for the quarter was driven by a 16% decrease in sales of our packaged products and a 28% decrease in sales of our bulk products. The 16% decrease in packaged sales this quarter is related to the quarterly variance year to year in the timing of orders, as well as the shift away from lower margin channels into higher margin ones. The 28% decrease in bulk sales is due primarily to a lack of available supply of spirulina driven by lower production during the quarter, as well as increased demand for packaged products. International sales represented 19% of net sales for the three months ended September 30, 2017 compared to 27% for the same period a year ago.

Gross Profit Our gross profit margin increased by 5.5 percentage points compared to the same period last year. The current period was favorably impacted by the higher mix of packaged sales this quarter, which deliver a higher gross profit margin. Additionally, the current quarter reflects lower astaxanthin production costs resulting from improved production beginning with the fourth quarter of fiscal 2017, including a 29% increase in production this quarter compared to the same period last year. These production improvements are the result of new cultivation techniques and farm management practices that have been integrated over the last two years which have resulted in stabilized open pond cultivation and improved consistency of our production over recent quarters. Gross profit this quarter was unfavorably impacted by $0.07 million of non-inventoriable costs due to a decrease in spirulina production compared to the same period last year. This decrease was due to a short-term change in cultivation methods associated with local water restrictions and self-imposed water conservation efforts. These restrictions have since been lifted as of the end of the quarter.

Operating Expenses Operating expenses decreased by $0.6 million for the second quarter compared to the same period in last year. Included in this is a decrease in general and administrative costs of $0.6 million, primarily due to a reduction in legal fees of $0.9 million, offset by a $0.1 million increase in labor costs and a $0.1 million increase in incentive expense that have been accrued based on pretax profit earned to date.

Income Taxes We recorded an income tax expense of $11,000 in the current quarter compared to income tax expense of $26,000 for the same period last year. Our effective tax rate was 2.2% for the current quarter and 21.0% for the same period last year. The change in effective tax rate and tax expense is primarily due to changes in the estimate of pretax income used in the prior year. We continue to carry a full valuation allowance on our deferred tax assets.

Net Income Net income for the three months ended September 30, 2017 was $0.5 million, or 5.9% of net sales, compared to net income of $0.1 million, or 1.0% of net sales, for the same period last year, an increase of $0.4 million or 380%. This increase is primarily the result of lower legal expenses and lower production costs.

  Comparison of the Six Months Ended September 30, 2017 and 2016

Net Sales The net sales decrease of 2% for the first six months of this year was driven by a 31% decrease in sales of our bulk products, offset by a 7% increase in sales of our packaged products which is the result of our continued focus on Costco and Amazon, up $1.3 million and $2.2 million, respectively, compared to the same period last year. The 31% decrease in sales of our bulk products was the result of lack of available spirulina supply due to lower production in the last quarter of fiscal 2017 and the second quarter of this current year. International sales represented 23% of net sales for the six months ended September 30, 2017 compared to 31% for the same period a year ago.

Gross Profit Our gross profit margin increased by 3.8 percentage points in the first six months of this year, as a result of a higher mix of packaged sales, which deliver a higher gross profit margin, and lower astaxanthin costs. Astaxanthin production for the first six months of the year increased 25% compared to the same period last year. Spirulina production for the quarter was 15% below the same period last year. Gross profit was unfavorably impacted by $0.1 million in non-inventoriable costs related to spirulina production in the current fiscal year.

Operating Expenses Operating expenses decreased by $1.1 million for the six months ended September 30, 2017, compared to the same period last year. Included in this is a decrease in general and administrative expenses of $1.0 million, or 26%, due to a decrease in legal costs of $1.3 million offset by increased labor costs of $0.2 million and a $0.3 increase in incentive expenses that have been accrued based on pretax profit earned to date. Sales and marketing expenses decreased $0.1 million, or 3%, due primarily to lower labor costs.

 Income Taxes We recorded an income tax expense of $21,000 for the first six months of this year compared to a benefit of $24,000 for the same period last year. Our effective tax rate was 2.1% for the first six months compared to (3.9%) for the same period last year. The change in effective tax rate and tax expense is primarily due to the net loss in the prior year. We continue to carry a full valuation allowance on our deferred tax asset.

Net Income Net income for the six months ended September 30, 2017 was $1.0 million, or 5.8% of net sales, compared to a net loss of $0.6 million, or (3.4%) of net sales, for the same period last year, an increase of $1.6 million. This increase is primarily the result of lower legal expenses and lower production costs.

Liquidity and Capital Resources

As of September 30, 2017, we had cash of $2.1 million and working capital of $7.7 million compared to $1.4 million and $6.0 million, respectively, at March 31, 2017. On August 30, 2016, the Credit Agreement, which we and First Foundation Bank (the Bank) entered into on June 3, 2016, became effective. The Credit Agreement allows us to borrow up to $2.0 million on a revolving basis. The line of credit was renewed on August 30, 2017 and will expire on August 30, 2018. At September 30, 2017, we had borrowed $0.5 million and had $1.5 million available on the line.

As of September 30, 2017, we had $6.6 million of term loans payable to the Bank that require the payment of principal and interest monthly through August 2032. Pursuant to the term loans, we are subject to annual financial covenants, customary affirmative and negative covenants and certain subjective acceleration clauses. As of March 31, 2017 and 2016, our current ratio of 1.92:1 and 1.97:1, respectively, fell short of the Bank's annual requirement of 2.10:1. The Bank has provided us with letters stating they found us to be in compliance with this covenant requirement and all other financial covenants as of March 31, 2017 and 2016, and do not consider these shortfalls to be defaults under the Loan Agreement.

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

Cash Flows The following table summarizes our cash flows for the periods indicated ($ in thousands):

	Six months ended September 30
	2017	2016
Total cash provided by (used in):
Operating activities	$1,391	$911
Investing activities	(281)	(277)
Financing activities	(415)	181

Increase in cash	$695	$815

Cash provided by operating activities for the six months ended September 30, 2017 was the result of $1 million in net earnings and non-cash charges of $1.3 million, totaling $2.3 million. This was offset by an increase in working capital of $0.9 million. The increase in working capital was primarily the result of a $1.3 million increase in inventory, primarily in astaxanthin, and a $0.6 million decrease in accounts receivable due to a decrease in days sales outstanding.

Cash provided by operating activities for the six months ended September 30, 2016 was the result of a $0.6 million net loss and non-cash charges of $1.2 million, totaling $0.6 million.  In addition, there was a decrease in working capital of $0.3 million. The decrease in working capital was primarily the result of a $0.4 million decrease in inventory levels.

Cash used in investing activities for the six months ended September 30, 2017 and September 30, 2016 includes costs for leasehold improvements and equipment acquisitions at our Kona facility.

Cash used in financing activities for the six months ended September 30, 2017 consists of $0.3 million in principal payments on debt in the normal course of business and a $0.1 million reduction in our outstanding credit line balance.

Cash provided by financing activities for the six months ended September 30, 2016 consists of a $0.6 million advance against our line of credit, offset by $0.3 million in principal payments on debt in the normal course of business and $0.15 million in taxes paid upon issuance of stock connected with the severance agreement of our former CEO.

Sources and Uses of Capital

At September 30, 2017, our working capital was $7.7 million, an increase of $1.7 million compared to March 31, 2017. The increase is due primarily to an increase in inventory levels.

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

Based upon our current operating plan, analysis of our consolidated financial position and projected future results of operations, we believe that our operating cash flows, cash balances and working capital will be sufficient to finance current operating requirements, debt service requirements, and routine planned capital expenditures, for the next twelve (12) months.

Outlook

This outlook section contains a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially. (See forward-looking statements on page 17)

Our strategic direction has been to position the Company as a world leader in the production and marketing of high-value natural products from microalgae. We are vertically aligned, producing raw materials in the form of microalgae processed at our 90-acre facility in Hawaii, and integrating those raw materials into finished products. In fiscal 2018, our primary focus is on building our consumer brands, increasing our astaxanthin production volume and improving the consistency of our production for both astaxanthin and spirulina. We will continue to put emphasis on our Nutrex Hawaii consumer products to introduce them to a broader consumer market, and leverage our experience and reputation for quality, building nutritional brands which promote health and well-being. The foundation of our nutritional products is naturally cultivated Hawaiian Spirulina Pacifica® in powder and tablet form; and BioAstin® Hawaiian Astaxanthin® antioxidant in extract and softgel caplet form. Information about our Company and our products can be viewed at www.cyanotech.com and www.nutrex-hawaii.com. Consumer products can also be purchased online at www.nutrex-hawaii.com.

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

 Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management evaluated the effectiveness of our internal control over financial reporting as of September 30, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control - Integrated Framework” (2013 Framework). Based on that assessment, management concluded that our internal control over financial reporting was effective as of September 30, 2017.

Changes to Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II.     OTHER INFORMATION

Item 1.     Legal Proceedings

From time to time the Company may become party to lawsuits and claims that arise in the ordinary course of business relating to employment, intellectual property, and other matters. There were no significant legal matters outstanding at September 30, 2017.

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

Item 5.    Other Information

None.

Item 6. Exhibits

a)     The following exhibits are furnished with this report:

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of November 6, 2017.

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of November 6, 2017.

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed as of November 6, 2017.

99.1	Press Release dated November 6, 2017

101

The following financial statements from Cyanotech Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYANOTECH CORPORATION
(Registrant)

November 6, 2017	By:	/s/ Gerald R. Cysewski
(Date)		Gerald R. Cysewski
Chief Executive Officer; Director

November 6, 2017	By:	/s/ Jole Deal
(Date)		Jole Deal
Vice President — Finance & Administration and CFO
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of November 6, 2017.

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of November 6, 2017.

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed as of November 6, 2017.

99.1	Press Release dated November 6, 2017.

101

The following financial statements from Cyanotech Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements