Form 10-Q
period 2017-12-31
CYANOTECH CORP
filed 2018-02-06
CIK 768408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended December 31, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Number of common shares outstanding as of February 6, 2018:

Title of Class	Shares Outstanding
Common stock - $0.02 par value	5,752,732

CYANOTECH CORPORATION

FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

CYANOTECH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	December 31, 2017	March 31, 2017
ASSETS
Current assets:
Cash	$1,763	$1,407
Accounts receivable, net of allowance for doubtful accounts of $27 at December 31, 2017 and $49 at March 31, 2017	2,926	2,135
Inventories, net	9,702	7,972
Prepaid expenses and other current assets	553	565
Total current assets	14,944	12,079

Equipment and leasehold improvements, net	15,945	16,712
Restricted cash	65	—
Other assets	317	213
Total assets	$31,271	$29,004

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$500	$611
Current maturities of long-term debt	656	623
Customer deposits	39	119
Accounts payable	3,590	3,666
Accrued expenses	1,345	1,013
Total current liabilities	6,130	6,032

Long-term debt, less current maturities	5,948	6,249
Other long-term liabilities	108	116
Total liabilities	12,186	12,397

Commitments and contingencies

Stockholders’ equity:
Preferred stock of $0.01 par value, authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock of $0.02 par value, shares authorized 50,000,000; 5,752,732 shares issued and outstanding at December 31, 2017 and 5,685,381 shares at March 31, 2017	115	114
Additional paid-in capital	31,971	31,577
Accumulated deficit	(13,001)	(15,084)
Total stockholders’ equity	19,085	16,607
Total liabilities and stockholders’ equity	$31,271	$29,004

See accompanying Notes to Condensed Consolidated Financial Statements.

CYANOTECH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016

NET SALES	$9,150	$7,605	$26,014	$24,789
COST OF SALES	4,910	4,748	14,551	15,226
Gross profit	4,240	2,857	11,463	9,563

OPERATING EXPENSES:
General and administrative	1,368	1,138	4,132	4,864
Sales and marketing	1,620	1,749	4,549	4,774
Research and development	142	143	433	461
Total operating expenses	3,130	3,030	9,114	10,099

Income (loss) from operations	1,110	(173)	2,349	(536)

Interest expense, net	(130)	(149)	(371)	(403)

Income (loss) before income taxes	980	(322)	1,978	(939)

INCOME TAX (BENEFIT) EXPENSE	(127)	27	(105)	3

NET INCOME (LOSS)	$1,107	$(349)	$2,083	$(942)

NET INCOME (LOSS) PER SHARE:
Basic	$0.19	$(0.06)	$0.36	$(0.17)
Diluted	$0.19	$(0.06)	$0.36	$(0.17)

SHARES USED IN CALCULATION OF NET INCOME (LOSS) PER SHARE:
Basic	5,749	5,669	5,714	5,653
Diluted	5,831	5,669	5,774	5,653

See accompanying Notes to Condensed Consolidated Financial Statements.

CYANOTECH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended December 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,083	$(942)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,403	1,489
Amortization of debt issue costs and other assets	52	49
Share-based compensation expense	369	216
Net (increase) decrease in assets:
Accounts receivable	(791)	516
Inventories	(1,730)	185
Prepaid expenses and other assets	(86)	(107)
Net increase (decrease) in liabilities:
Customer deposits	(80)	(41)
Accounts payable	(76)	(452)
Accrued expenses	332	(34)
Other liabilities	(8)	13
Net cash provided by operating activities	1,468	892

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in equipment and leasehold improvements	(667)	(508)
Investment in restricted cash	(65)	—
Net cash used in investing activities	(732)	(508)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short term note payable	—	600
Net (payments) draws on line of credit	(111)	611
Payment of short-term notes payable	—	(600)
Payments on capitalized leases	(67)	(58)
Principal payments on long-term debt	(394)	(372)
Proceeds from long-term debt, net of costs	166	—
Payments in stock withheld for tax payment on issuance	—	(147)
Proceeds from stock options exercised	26	4
Net cash (used in) provided by financing activities	(380)	38

Net increase in cash	356	422

Cash at beginning of period	1,407	1,240

Cash at end of period	$1,763	$1,662

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$313	$322
Income taxes	$—	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

CYANOTECH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

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

Liquidity and Debt Covenant Compliance

As of December 31, 2017, the Company had cash of $1.8 million and working capital of $8.8 million compared to $1.4 million and $6.0 million, respectively, at March 31, 2017. The Company has a revolving line of credit agreement with First Foundation Bank (the Bank) that allows it to borrow up to $2 million. The line is subject to renewal on August 30, 2018. As of December 31, 2017, the Company had borrowed $0.5 million and had $1.5 million available on the line.

 As of December 31, 2017, the Company had $6.5 million of term loans payable to the Bank that require the payment of principal and interest monthly through August 2032. Pursuant to the term loans, the Company is subject to annual financial covenants, customary affirmative and negative covenants and certain subjective acceleration clauses. As of March 31, 2017 and 2016, the Company's current ratio of 1.92:1 and 1.97:1, respectively, fell short of the Bank's annual requirement of 2.10:1. The Bank has provided the Company with letters stating they found the Company to be in compliance with this covenant requirement and all other financial covenants as of March 31, 2017 and 2016, and do not consider these shortfalls to be defaults under the Loan Agreements.

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

 In May 2014, The FASB issued ASU No 2014-09, “Revenue from Contracts with Customers (Topic 606)”. This guidance, as amended by subsequent ASUs on the topic, supersedes current guidance on revenue recognition in topic 605, Revenue Recognition. This guidance will be effective for annual periods beginning after December 15, 2017, including interim reporting periods. Early application of the guidance is permitted for annual periods beginning after December 31, 2016. This guidance is applicable to our fiscal year beginning April 1, 2018. The Company plans to adopt this guidance when effective in the first quarter of the fiscal year ended March 31, 2019. The Company has begun to consider the alternatives of adoption of this ASU and has started its review of the likely impact to the existing portfolio of customers contracts entered into prior to adoption. The Company will also continue to evaluate the effect of adopting this guidance upon its results of operations, cash flows and financial position. The Company expects to complete this evaluation in March 2018.

2.	INVENTORIES

Inventories are stated at the lower of cost or net realizable value. Cost is determined by the first-in, first-out method. Inventories consist of the following:

	December 31, 2017	March 31, 2017
	(in thousands)
Raw materials	$315	$347
Work in process	2,969	2,323
Finished goods (1)	6,234	5,173
Supplies	184	129
Inventories, net	$9,702	$7,972

(1)	Net of reserve for obsolescence of $3,000 at December 31, 2017 and March 31, 2017, respectively.

The Company recognizes abnormal production costs, including fixed cost variances from normal production capacity, as an expense in the period incurred. Non-inventoriable fixed costs of $4,000 and $88,000 were charged to cost of sales for the three and nine months ended December 31, 2017, respectively. Non-inventoriable fixed costs of $148,000 and $221,000 were charged to cost of sales for the three and nine months ended December 31, 2016, respectively.

3.	EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

Equipment and leasehold improvements are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives for equipment and furniture and fixtures, or the shorter of the land lease term or estimated useful lives for leasehold improvements as follows:

	Years
Equipment	3	to	10
Furniture and fixtures	3	to	7
Leasehold improvements	10	to	25

Equipment and leasehold improvements consist of the following:

	December 31, 2017	March 31, 2017
	(in thousands)
Equipment	$17,608	$17,492
Leasehold improvements	14,239	13,892
Furniture and fixtures	348	380
	32,195	31,764
Less accumulated depreciation and amortization	(17,063)	(15,835)
Construction-in-progress	813	783
Equipment and leasehold improvements, net	$15,945	$16,712

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amount to forecasted undiscounted future cash flows expected to be generated by the asset. If the carrying amount exceeds its estimated future cash flows, then an impairment charge is recognized to the extent that the carrying amount exceeds the asset’s fair value. Management has determined no asset impairment existed as of December 31, 2017 and 2016, respectively.

4.	LINE OF CREDIT

On August 30, 2016, the Revolving Credit Agreement (the “Credit Agreement”), which the Company and First Foundation Bank (“the Bank”) entered into on June 3, 2016, became effective after the Company and the Bank received the necessary approvals from the State of Hawaii to secure the lien on the Company’s leasehold property in Kona, Hawaii. The Credit Agreement allows the Company to borrow up to $2,000,000 on a revolving basis. Borrowings under the Credit Agreement bear interest at the Wall Street Journal prime rate (4.50% at December 31, 2017) + 2%, floating. The Credit Agreement includes various covenants as defined in the Credit Agreement. The Credit Agreement also contains standard acceleration provisions in the event of a default by the Company. As of December 31, 2017, the Company had borrowed $500,000 and had $1,500,000 available on the line. The line of credit will be subject to renewal upon expiration on August 30, 2018.

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

5.	ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31, 2017	March 31, 2017
	(in thousands)
Wages, commissions, bonus and profit sharing	$1,149	$793
Rent and utilities	118	69
Other accrued expenses	78	151
Total accrued expenses	$1,345	$1,013

6.	LONG-TERM DEBT

Long-term debt consists of the following:

	December 31, 2017	March 31, 2017
	(in thousands)
Long-term debt	$6,845	$7,139
Less current maturities	(656)	(623)
Long-term debt, excluding current maturities	6,189	6,516
Less unamortized debt issuance costs	(241)	(267)
Total long-term debt, net of current maturities and unamortized debt issuance costs	$5,948	$6,249

Term Loans

 The Company executed a loan agreement with a lender providing for $2,500,000 in aggregate credit facilities (the “2015 Loan”) secured by substantially all the Company’s assets, pursuant to a Term Loan Agreement dated July 30, 2015 (the “2015 Loan Agreement”). The 2015 Loan Agreement is evidenced by a promissory note in the amount of $2,500,000, the repayment of which is partially guaranteed under the provisions of a United States Department of Agriculture (“USDA”) Rural Development Guarantee program. The provisions of the 2015 Loan Agreement require the payment of principal and interest until its maturity on September 1, 2022, the obligation fully amortizes over seven (7) years. Interest on the 2015 Loan accrues on the outstanding principal balance at an annual variable rate equal to the published Wall Street Journal prime rate (4.50% at December 31, 2017) plus 2.0% and is adjustable on the first day of each calendar quarter and fixed for that quarter. At no time shall the annual interest rate be less than 6.00%. The 2015 Loan has a prepayment penalty of 5% for any prepayment made prior to the first anniversary of the date of the 2015 Loan Agreement, which penalty is reduced by 1% each year thereafter until the fifth anniversary of such date, after which there is no prepayment penalty. The balance under the 2015 Loan was $1,809,000 and $2,049,000 at December 31, 2017 and March 31, 2017, respectively.

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

 The Company executed a loan agreement with a lender providing for $5,500,000 in aggregate credit facilities (the “Loan”) secured by substantially all the Company’s assets, including a mortgage on the Company's interest in its lease at the National Energy Laboratory of Hawaii Authority, pursuant to a Term Loan Agreement dated August 14, 2012 (the “Loan Agreement”). The Loan Agreement is evidenced by promissory notes in the amounts of $2,250,000 and $3,250,000, the repayment of which is partially guaranteed under the provisions of a USDA Rural Development Guarantee. The provisions of the Loan required the payment of interest only for the first 12 months of the term; thereafter, and until its maturity on August 14, 2032, the obligation fully amortizes over nineteen (19) years. Interest on the Loan accrues on the outstanding principal balance at an annual variable rate equal to the published Wall Street Journal prime rate (4.50% at December 31, 2017) plus 1.0% and is adjustable on the first day of each calendar quarter and fixed for that quarter. At no time shall the annual interest rate be less than 5.50%. The balance under this Loan was $4,702,000 and $4,854,000 at December 31, 2017 and March 31, 2017, respectively.

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

On October 6, 2017, the Company entered into an Equipment Finance Agreement (the “Equipment Agreement”) with a lender, which provides up to $175,000 of financing for equipment. The interest rate on this loan is 4.75%. The provisions of the Equipment Agreement require the payment of principal and interest until its maturity on October 31, 2022, the obligation fully amortizes over five (5) years. The balance under this loan was $164,000 at December 31, 2017. $65,000 of the proceeds from this loan are classified as restricted cash until drawn upon to acquire the equipment.

Capital Leases

The Company has four capital leases providing for $364,000 in equipment, secured by the equipment financed. The capital leases mature at various dates between March 2018 and March 2021 and are payable in 60 equal monthly payments, except for one which is payable in 36 equal monthly payments. The interest rates under these capital leases range from 4.18% to 12.90%. The balance under these leases was $170,000 and $236,000 at December 31, 2017 and March 31, 2017, respectively.

Future principal payments under the term loans and capital lease agreements as of December 31, 2017 are as follows:

Payments Due	(in thousands)
Next 12 Months	$656
Year 2	679
Year 3	689
Year 4	698
Year 5	623
Thereafter	3,500
Total principal payments	$6,845

7.	OPERATING LEASES

The Company leases facilities, equipment and land under operating leases expiring through 2035. The land lease provides for contingent rentals in excess of minimum rental commitments based on a percentage of the Company’s sales. Management has accrued for the estimated contingent rent as of December 31, 2017.

Future minimum lease payments under all non-cancelable operating leases at December 31, 2017 are as follows:

Payments Due	(in thousands)
Next 12 Months	$624
Year 2	633
Year 3	561
Year 4	536
Year 5	515
Thereafter	3,890
Total minimum lease payments	$6,759

8.	OTHER COMMITMENTS AND CONTINGENCIES

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

As of December 31, 2017, the Company had two equity-based compensation plans: the 2016 Equity Incentive Plan (the “2016 Plan”) and the 2014 Independent Director Stock Option and Restricted Stock Grant Plan (the “2014 Directors Plan”). The Company has also issued stock options, which remain outstanding as of December 31, 2017, under two equity-based compensation plans which have expired according to their terms: the 2005 Stock Option Plan (the “2005 Plan”) and the 2004 Independent Director Stock Option and Stock Grant Plan (the “2004 Directors Plan”). These plans allowed the Company to award stock options and shares of restricted common stock to eligible employees, certain outside consultants and independent directors. No additional awards will be issued under the 2005 Plan or the 2004 Directors Plan.

On August 25, 2016, the Company’s shareholders approved the 2016 Plan as a successor to the 2005 Plan, authorizing the Board of Directors to provide incentive to the Company’s officers, employees and certain independent consultants through equity based compensation in the form of stock options, restricted stock, restricted stock units, stock appreciation rights and other stock based awards (together, “Stock Awards”) and performance shares and performance units (together “Performance Awards”). Awards under the 2016 Plan are limited to the authorized amount of 1,300,000 shares, up to 600,000 of which are available for issuance in connection with Performance Awards and Stock Awards. As of December 31, 2017, there were 1,175,478 shares available for grant under the 2016 Plan.

On August 28, 2014, the Company’s shareholders approved the 2014 Directors Plan authorizing the Board of Directors to provide incentive to the Company’s independent directors through equity based compensation in the form of stock options and restricted stock. Awards under the 2014 Directors Plan are limited to the authorized amount of 350,000 shares. As of December 31, 2017, there were 231,623 shares available for grant under the 2014 Directors Plan.

The following table presents shares authorized, available for future grant and outstanding under each of the Company’s plans:

	As of December 31, 2017
	Authorized	Available	Outstanding

2016 Plan	1,300,000	1,175,478	124,522
2014 Directors Plan	350,000	231,623	12,000
2005 Plan	—	—	465,650
2004 Directors Plan	—	—	12,000
Total	1,650,000	1,407,101	614,172

Stock Options

All stock option grants made under the equity-based compensation plans were issued at exercise prices no less than the Company’s closing stock price on the date of grant. Options under the 2005 Plan and 2014 Directors Plan were determined by the Board of Directors or the Compensation Committee of the Board of Directors in accordance with the provisions of the respective plans.  The terms of each option grant include vesting, exercise, and other conditions are set forth in a Stock Option Agreement evidencing each grant. No option can have a life in excess of ten (10) years. The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model. The model requires various assumptions, including a risk-free interest rate, the expected term of the options, the expected stock price volatility over the expected term of the options, and the expected dividend yield. Compensation expense for employee stock options is recognized ratably over the vesting term. Compensation expense recognized for options issued under all Plans was $13,000 and $47,000 for the three and nine months ended December 31, 2017, respectively. Compensation expense recognized for options issued under all Plans was $1,500 and $138,000 for the three and nine months ended December 31, 2016, respectively. Compensation expense recognized for restricted stock issued under the 2014 Directors Plan was $0 and $276,000 for the three and nine months ended December 31, 2017, respectively. Compensation expense recognized for restricted stock issued under the 2014 Directors Plan was $0 and $78,000 for the three and nine months ended December 31, 2016, respectively. All stock-based compensation has been classified as general and administrative expense in the condensed consolidated statement of operations.

A summary of option activity under the Company’s stock plans for the nine months ended December 31, 2017 is presented below:

Option Activity	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at March 31, 2017	503,000	$4.10	4.7	$145,946
Granted	75,000	$3.35
Exercised	(9,850)	$2.51
Forfeited	(3,500)	$4.54
Outstanding at December 31, 2017	564,650	$4.03	4.7	$191,664
Exercisable at December 31, 2017	489,650	$4.13	3.9	$149,739

The aggregate intrinsic value in the table above is before applicable income taxes and represents the excess amount over the exercise price optionees would have received if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price of $3.91 for such day.

A summary of the Company’s non-vested options for the nine months ended December 31, 2017 is presented below:

Nonvested Options	Shares	Weighted Average Grant-Date Fair Value
Nonvested at March 31, 2017	19,500	$2.93
Granted	75,000	1.71
Vested	(19,500)	2.93
Forfeited	—	—
Nonvested at December 31, 2017	75,000	$1.71

The following table summarizes the weighted average characteristics of outstanding stock options as of December 31, 2017:

			Outstanding Options			Exercisable Options
Range of Exercise Prices			Number of Shares	Remaining Life (Years)	Weighted Average Price	Number of Shares	Weighted Average Price
$1.60	-	$3.70	190,570	5.1	$2.99	115,570	$2.76
$3.71	-	$4.42	196,580	3.8	$3.83	196,580	$3.83
$4.43	-	$5.40	95,000	5.4	$5.00	95,000	$5.00
$5.41	-	$5.91	82,500	4.9	$5.77	82,500	$5.77
Total stock options			564,650	4.7	$4.03	489,650	$4.13

The range of fair value assumptions related to options granted during the nine months ended December 31, 2017 were as follows:

2017
Exercise Price	$3.35
Volatility	52.50%
Risk Free Rate	1.99%
Vesting Period (years)	3.0
Forfeiture Rate	0.00%
Expected Life (in years)	6.00
Dividend Rate	0%

As of December 31, 2017, total unrecognized stock-based compensation expense related to all unvested stock options was $108,000, which is expected to be expensed over a weighted average period of 2.5 years.

Subsequent to December 31, 2017, 45,000 stock options were granted from the 2016 Plan at an exercise price of $3.83 per share.

Restricted Stock Units (“RSUs”)

RSUs are service-based awards granted to eligible employees under the 2016 Plan.

On March 31, 2017, 25,000 restricted stock units (“RSUs”) were awarded to the Company’s then CEO. This award is valued at $3.85 per share, the closing market price of Cyanotech common stock on the grant date, and vest over a period of three years.

On April 5, 2017, 28,074 RSUs were awarded to employees of the Company. These awards are valued at $3.92 per share, the closing market price of Cyanotech common stock on the grant date, and vests over a period of three years.

The following table summarizes information related to awarded RSUs:

Nonvested Restricted Stock Units	Shares	Weighted Average Grant Price
Nonvested restricted stock units at March 31, 2017	25,000	$3.85
Granted	28,074	3.92
Vested	—	—
Exercised	—	—
Forfeited	(3,552)	3.92
Nonvested restricted stock units at December 31, 2017	49,522	$3.88

 As of December 31, 2017, total unrecognized stock-based compensation expense related to unvested restricted stock units was $142,000, which is expected to be expensed over a weighted average period of 2.3 years.

10.	INCOME TAXES

On December 22, 2017 H.R. 1, originally known as the Tax Cuts and Jobs Act, (the “ Tax Act”) was enacted. Among the significant changes to the U.S. Internal Revenue Code, the Tax Act lowers the U.S. federal corporate income tax rate (“Federal Tax Rate”) from 35% to 21% effective January 1, 2018. The Company will compute its income tax expense for the March 31, 2018 fiscal year using a blended Federal Tax Rate of 30.79%. The 21% Federal Tax Rate will apply to fiscal years ending March 31, 2019 and each year thereafter.

Upon enactment, as a result of the rate reduction, the Company re-measured its net deferred tax assets and liabilities using the Federal Tax Rate that will apply when those amounts are expected to reverse, resulting in a write-down of $1.2 million. Because there is a full valuation allowance against these assets, the valuation allowance was reduced accordingly and there was no effect on the provision (benefit) for income taxes.

The estimated annual effective tax rate was used to determine the provision (benefit) for income taxes for interim periods. The income tax provision (benefit) is computed by multiplying the estimated annual effective tax rate by the year to date pre-tax book income (loss). An income tax benefit of $(127,000) and income tax expense of $27,000 was recorded for the three months ended December 31, 2017 and 2016, respectively. The current quarter benefit and the change in the effective tax rate was the result of the favorable treatment of alternative minimum tax credit carryforwards under the new Tax Act, allowing the Company to record receivables totaling $148,000. An income tax benefit of $(105,000) and income tax expense of $3,000 was recorded for the nine months ended December 31, 2017 and 2016, respectively. The effective tax rate was (13.0%) and (5.3%) for the three and nine months ended December 31, 2017, respectively, and (8.4%) and (0.3%) for the three and nine months ended December 31, 2016, respectively. The effective tax rate for the three and nine months ended December 31, 2017 differs from the blended statutory rate of 30.79% as a result of state taxes (net of federal benefit) and the net change in valuation allowance against the net deferred tax asset the Company believes is not more likely than not to be realized.

 As of December 31, 2017, the Company can determine a reasonable estimate for certain tax effects of tax reform and is recording that estimate as a provisional amount.  The provisional amount is anticipated to change as data becomes available allowing more accurate scheduling of the deferred tax assets and liabilities in connection with our fiscal year end close. Any adjustment to the deferred tax assets and liabilities is expected to be offset by an equal adjustment to the valuation allowance.

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

As of December 31, 2017, there was no liability for income tax associated with unrecognized tax benefits. The Company recognizes accrued interest related to unrecognized tax benefits as well as any related penalties in interest income or expense in its consolidated condensed statements of operations, which is consistent with the recognition of these items in prior reporting periods.

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

Reconciliations between the numerator and the denominator of the basic and diluted earnings per share computations for the three months ended December 31, 2017 and 2016 are as follows:

	Three Months Ended December 31, 2017
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands)
Basic income per share	$1,107	5,749	$0.19
Effect of dilutive securities—Common stock options	—	82	—
Diluted income per share	$1,107	5,831	$0.19

	Three Months Ended December 31, 2016
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands)

Basic and diluted loss per share	$(349)	5,669	$(0.06)

Reconciliations between the numerator and the denominator of the basic and diluted earnings per share computations for the nine months ended December 31, 2017 and 2016 are as follows:

	Nine Months Ended December 31, 2017
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands)
Basic income per share	$2,083	5,714	$0.36
Effect of dilutive securities—Common stock options	—	60	—
Basic and diluted loss per share	$2,083	5,774	$0.36

	Nine Months Ended December 31, 2016
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands)
Basic and diluted loss per share	$(942)	5,653	$(0.17)

Basic and diluted earnings per share are the same in periods of a net loss, because common share equivalents are anti-dilutive when a net loss is recorded. Diluted earnings per share does not include the impact of common stock options totaling 75,000 and 605,000 for the three months ended December 31, 2017 and 2016, respectively, and 75,000 and 1,414,916 for the nine months ended December 31, 2017 and 2016, respectively, as the effect of their inclusion would be anti-dilutive. Restricted stock units become dilutive within the period granted and remain dilutive until the units vest and are issued as common stock.

12.	CONCENTRATIONS OF RISK

Concentration of Accounts Receivable and Revenues

At December 31, 2017, 48% of the Company’s accounts receivable was comprised of two customer balances of 37% and 11%, respectively. At March 31, 2017, 50% of the Company’s accounts receivable was comprised of two customer balances of 38% and 12%, respectively.

For the three months ended December 31, 2017, 49% of the Company’s total net sales was comprised of two customers (25% and 24%, respectively) compared to 36% for the three months ended December 31, 2016 (28% and 8%, respectively). For the nine months ended December 31, 2017, 47% of the Company’s total net sales were comprised of two customers (30% and 17%, respectively) compared to 34% for the nine months ended December 31, 2016 (26% and 8%, respectively).

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

Results of Operations

The following tables present selected consolidated financial data for each of the periods indicated ($ in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
Net sales	$9,150	$7,605	$26,014	$24,789
Net sales increase	20.3%		4.9%
Gross profit	$4,240	$2,857	$11,463	$9,563
Gross profit as % of net sales	46.3%	37.6%	44.1%	38.6%
Operating expenses	$3,130	$3,030	$9,114	$10,099
Operating expenses as % of net sales	34.2%	39.8%	35.0%	40.7%
Operating income (loss)	$1,110	$(173)	$2,349	$(536)
Operating income (loss) as % of net sales	12.1%	(2.3)%	9.0%	(2.2)%
Income tax expense	$(127)	$27	$(105)	$3
Net income (loss)	$1,107	$(349)	$2,083	$(942)

Net sales by product
Packaged sales
Astaxanthin packaged	$5,746	$4,533	$15,649	$14,168
Astaxanthin packaged sales increase	26.8%		10.5%
Spirulina packaged	$2,268	$1,985	$6,560	$5,653
Spirulina packaged sales increase	14.3%		16.0%
Total Packaged sales	$8,014	$6,518	$22,209	$19,821
Total Packaged sales increase	23.0%		12.0%

Bulk sales
Astaxanthin bulk	$317	$152	$748	$785
Astaxanthin bulk sales increase (decrease)	108.6%		(4.7)%
Spirulina bulk	$819	$935	$3,057	$4,183
Spirulina bulk sales decrease	(12.4)%		(26.9)%
Total Bulk sales	$1,136	$1,087	$3,805	$4,968
Total Bulk sales increase (decrease)	4.5%		(23.4)%

Comparison of the Three Months Ended December 31, 2017 and 2016

Net Sales The net sales increase of 20% for the quarter was driven by a 23% increase in sales of our packaged products and a 4.5% increase in sales of our bulk products. The 23% increase in packaged sales is the result of our continued focus on driving volume at higher margin customers, in addition to orders to support a January promotion that we didn’t participate in last year. The 4.5% increase in bulk sales is related to the quarterly variance year to year in the timing of orders. International sales represented 24% of net sales for the three months ended December 31, 2017 compared to 23% for the same period a year ago.

Gross Profit Our gross profit margin increased by 8.7 percentage points compared to the same period last year. The current quarter reflects lower production costs, both for astaxanthin which reflects an overall year-over-year production increase, and spirulina, which showed improvement in production for the current quarter compared to the same period last year. Gross margin was also favorably impacted by the higher mix of packaged sales this quarter, which deliver a higher gross profit margin.

Operating Expenses Operating expenses increased by $0.1 million for the third quarter compared to the same period in last year. General and administrative costs increased $0.2 million due to a $0.4 million increase related to year-over-year changes in incentive accruals, offset by a $0.1 million reduction in legal costs. Sales and marketing expenses decreased $0.1 million due to a $0.1 million severance expense in the third quarter of fiscal 2017 that was not present in the same period of fiscal 2018.

Income Taxes We recorded an income tax benefit of $0.1 million in the current quarter compared to income tax expense of $0.027 million for the same period last year. Our effective tax rate was (13.0%) for the current quarter and (8.4%) for the same period last year. The current quarter benefit and the change in the effective tax rate was the result of the favorable treatment of our AMT tax credit carryforwards under the new Tax Act, allowing us to record receivables totaling $0.15 million. We continue to carry a full valuation allowance on our deferred tax assets.

Net Income Net income for the three months ended December 31, 2017 was $1.1 million, or 12.1% of net sales, compared to net loss of $0.3 million, or (4.6%) of net sales, for the same period last year. This improvement is primarily the result of higher sales volume and lower production costs.

Comparison of the Nine Months Ended December 31, 2017 and 2016

Net Sales The net sales increase of 5% for the first nine months of this year was driven by a 12% increase in sales of our packaged products which is the result of our continued focus on Costco and Amazon. The 23.4% decrease in sales of our bulk products was the result of lack of available spirulina supply due to lower production beginning in the last quarter of fiscal 2017 and continuing through the current quarter. International sales represented 23% of net sales for the nine months ended December 31, 2017 compared to 29% for the same period a year ago.

Gross Profit Our gross profit margin increased by 5.5 percentage points in the first nine months of this year, as a result of a higher mix of packaged sales, which deliver a higher gross profit margin, and lower astaxanthin costs. Astaxanthin production for the first nine months of the year increased 14% compared to the same period last year. Spirulina production for the first nine months was 8% below the same period last year. Gross profit was unfavorably impacted by period costs of $0.1 million in the first nine months of this year compared to $0.2 million during the same period last year

Operating Expenses Operating expenses decreased by $1.0 million for the nine months ended December 31, 2017, compared to the same period last year. Included in this is a decrease in general and administrative expenses of $0.7 million, or 15%, due to a decrease in legal costs of $1.5 million offset by increased labor costs of $0.2 million and a $0.7 million increase in incentive expenses that have been accrued based on pretax profit earned to date. Sales and marketing expenses decreased $0.2 million, or 5%, due primarily to lower labor costs of $0.5 million, offset by higher advertising and promotion costs of $0.3 million.

 Income Taxes We recorded an income tax benefit of $0.1 million for the first nine months of this year compared to income tax expense of $0.003 million for the same period last year. Our effective tax rate was (5.3%) for the first nine months compared to (0.3%) for the same period last year. The benefit for the first nine months of the year and the change in effective tax rate was the result of the favorable treatment of our AMT tax credit carryforwards under the new Tax Act, allowing us to record receivables totaling $0.15million.

As our fiscal year end falls on March 31, under the new Tax Act the statutory federal corporate tax rate for fiscal 2018 will be prorated to 30.79%, with the statutory rate for future years at 21%. Upon enactment, as a result of the rate reduction, we wrote down our deferred tax assets by $1.2 million. Because there is a full valuation allowance against these assets, the valuation allowance was reduced accordingly. The accounting for the effects of the rate change on deferred tax balances is complete and no provisional amounts were recorded for this item.

Net Income Net income for the nine months ended December 31, 2017 was $2.1 million, or 8.1% of net sales, compared to a net loss of $0.9 million, or (3.8%) of net sales, for the same period last year. The increase of $3.0 million is the result of increased sales in higher margin channels, lower legal expenses and lower production costs.

Liquidity and Capital Resources

As of December 31, 2017, we had cash of $1.8 million and working capital of $8.8 million compared to $1.4 million and $6.0 million, respectively, at March 31, 2017. On August 30, 2016, the Credit Agreement, which we and First Foundation Bank (the “Bank”) entered into on June 3, 2016, became effective. The Credit Agreement allows us to borrow up to $2.0 million on a revolving basis. The line of credit was renewed on August 30, 2017 and will expire on August 30, 2018. At December 31, 2017, we had borrowed $0.5 million and had $1.5 million available on the line.

As of December 31, 2017, we had $6.5 million of term loans payable to the Bank that require the payment of principal and interest monthly through August 2032. Pursuant to the term loans, we are subject to annual financial covenants, customary affirmative and negative covenants and certain subjective acceleration clauses. As of March 31, 2017 and 2016, our current ratio of 1.92:1 and 1.97:1, respectively, fell short of the Bank's annual requirement of 2.10:1. The Bank has provided us with letters stating they found us to be in compliance with this covenant requirement and all other financial covenants as of March 31, 2017 and 2016, and do not consider these shortfalls to be defaults under the Loan Agreement.

Funds generated by operating activities and available cash continue to be our most significant sources of liquidity for working capital requirements, debt service and funding of maintenance levels of capital expenditures. Based upon our fiscal year 2018 operating plan and related cash flow projections and our projected consolidated financial position as of March 31, 2018, cash flows expected to be generated by operating activities and available financing are expected to be sufficient to fund our operations for at least the next twelve months, and our current ratio is expected to be in compliance with the annual term loan covenant requirement as of March 31, 2018. However, no assurances can be provided that we will achieve our operating plan and cash flow objectives for the fiscal year ended March 31, 2018 or our projected consolidated financial position as of March 31, 2018. Such estimates are subject to change based on future results and such change could cause future results to vary significantly from expected results.

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

Cash Flows The following table summarizes our cash flows for the periods indicated ($ in thousands):

	Nine months ended December 31
	2017	2016
Total cash provided by (used in):
Operating activities	$1,468	$892
Investing activities	(732)	(508)
Financing activities	(380)	38

Increase in cash	$356	$422

Cash provided by operating activities for the nine months ended December 31, 2017 was the result of $2.1 million in net earnings and non-cash charges and credits of $1.9 million, totaling $4.0 million. This was offset by an increase in working capital of $2.5 million. The increase in working capital was primarily the result of a $1.7 million increase in inventory due to increased astaxanthin production, and a $0.8 million increase in accounts receivable due timing of sales relative to the prior year.

Cash provided by operating activities for the nine months ended December 31, 2016 was the result of a $0.9 million net loss and non-cash charges of $1.8 million, totaling $0.8 million.  In addition, there was an increase in working capital of $0.1 million.

Cash used in investing activities for the nine months ended December 31, 2017 and December 31, 2016 includes costs for leasehold improvements and equipment acquisitions at our Kona facility.

Cash used in financing activities for the nine months ended December 31, 2017 consists of $0.4 million in principal payments on debt in the normal course of business and a $0.1 million reduction in our outstanding credit line balance.

Cash provided by financing activities for the nine months ended December 31, 2016 consists of a $0.6 million advance against our line of credit, offset by $0.4 million in principal payments on debt in the normal course of business and $0.15 million in taxes paid upon issuance of stock connected with the severance agreement of our former CEO.

Sources and Uses of Capital

At December 31, 2017, our working capital was $8.8 million, an increase of $2.8 million compared to March 31, 2017. The increase is due primarily to an increase in inventory levels and accounts receivable as described above.

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

 Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control - Integrated Framework” (2013 Framework). Based on that assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2017.

Changes to Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II.     OTHER INFORMATION

Item 1.     Legal Proceedings

From time to time the Company may become party to lawsuits and claims that arise in the ordinary course of business relating to employment, intellectual property, and other matters. There were no significant legal matters outstanding at December 31, 2017.

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

Item 5.    Other Information

None.

Item 6. Exhibits

a)     The following exhibits are furnished with this report:

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of February 6, 2018.

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of February 6, 2018.

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed as of February 6, 2018.

99.1	Press Release dated February 6, 2018.

101

The following financial statements from Cyanotech Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYANOTECH CORPORATION
(Registrant)

February 6, 2018	By:	/s/ Mawae R. Morton
(Date)		Mawae R. Morton
Chief Executive Officer; Director

February 6, 2018	By:	/s/ Jole Deal
(Date)		Jole Deal
Vice President — Finance & Administration and CFO
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of February 6, 2018.

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of February 6, 2018.

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed as of February 6, 2018.

99.1	Press Release dated February 6, 2018.

101

The following financial statements from Cyanotech Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements