Form 10-K
period 2018-03-31
CYANOTECH CORP
filed 2018-06-15
CIK 768408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2018

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

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant on September 30, 2017 was approximately $18,602,266 based on the closing sale price of the Common Stock on the NASDAQ Capital Market on that date.

Number of shares outstanding of Registrant’s Common Stock at June 15, 2018 was 5,772,032.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement for its 2018 Annual Meeting of Stockholders, expected to be filed with the Securities and Exchange Commission on or prior to July 9, 2018 and to be used in connection with the Annual Meeting of Stockholders expected to be held on August 27, 2018, are incorporated by reference in Part III of this Form 10-K.

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

The following table sets forth, for the three years ended March 31, 2018, the net sales contributed by each of our product lines (in thousands):

	Net Sales
	2018	2017	2016
Natural astaxanthin products:
BioAstin®	$21,650	$19,357	$19,829
Spirulina products:
Spirulina Pacifica®	12,465	12,685	12,011

Total	$34,115	$32,042	$31,840

Natural Astaxanthin Products

We commenced commercial production of natural astaxanthin in 1997 and in 1999 introduced BioAstin®, our natural astaxanthin product for the human health and nutrition market. BioAstin® represents approximately 63% of our net sales. Astaxanthin’s antioxidant properties are believed to surpass many of the antioxidant properties of vitamin C, vitamin E, beta-carotene and other carotenoids. Independent scientific studies indicate that in certain models, natural astaxanthin has up to 550 times the antioxidant activity of vitamin E and 10 times the antioxidant activity of beta-carotene. In addition, a growing body of scientific literature suggests that natural astaxanthin has beneficial properties as an anti-inflammatory, with additional benefits for joint, skin and eye health.

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

We produce natural astaxanthin from Haematococcus pluvialis microalgae grown in fresh water supplemented with nutrients. As these algae are extremely susceptible to contamination by unwanted algae, protozoa and amoebae, we developed a proprietary system known as the PhytoDome Closed Culture System or PhytoDome CCS to overcome this problem. Using these large-scale photobioreactors, we have generally been able to grow consistently large volumes of contaminant-free Haematococcus culture, subject to quarterly seasonality.

For the final stage of cultivation, the Haematococcus algae is transferred to open ponds where an environmental stress is applied causing the algae to form spores which accumulate high levels of astaxanthin. The astaxanthin crop in each pond is circulated by paddlewheels to keep an even blend of nutrients in suspension and a uniform exposure of the algae to sunlight, which is a major component of cultivation. Once ready for harvest, the media containing these spores is transported through underground pipes to our astaxanthin processing building where the culture media and algal spores are separated. Unlike spirulina, astaxanthin is produced in a batch-mode and each cultivation pond must be completely drained and thoroughly cleaned between cycles.

The harvested algal spores are dried to flakes or a fine powder. During processing, the spores are cracked in a proprietary system to assure efficient extraction of astaxanthin. Natural astaxanthin is processed further utilizing a high-pressure supercritical carbon dioxide extraction process at our facility in Kona. The resulting product is a water insoluble lipid extract used in the production of gelcaps.

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

BioAstin® is sold primarily as a packaged consumer product through Nutrex Hawaii to natural product distributors, retailers and online channels, or directly to consumers. It is also sold in liquid lipid form as a raw ingredient to dietary supplement manufacturers, health food formulators and cosmetic manufacturers. BioAstin® gelcaps are sold in bulk quantities to international distributors. In 2007, we also introduced a line of BioAstin® based nutritional supplements, MDFormulas. MDFormulas combined the health benefits of BioAstin® with other proven nutrients with benefits for targeted applications such as skin, heart and joint health. In 2012, we began selling our 12 milligram BioAstin® consumer product and in fiscal 2016 we introduced vegetarian formulas of both 4 and 12 milligram consumer products.

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

Spirulina Products

We have been producing a strain of spirulina microalgae marketed as Hawaiian Spirulina Pacifica® since 1984. Spirulina Pacifica® represents approximately 37% of our net sales. Spirulina Pacifica® provides a plant-based, highly absorbable source of protein, natural beta-carotene, mixed carotenoids, B vitamins, gamma linolenic acid, essential amino acids and other phytonutrients.

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

Our Spirulina Pacifica® is cultivated in a combination of fresh water and a metered amount of nutrient-rich deep ocean water (containing essential trace elements), drawn from a depth of 2,000 feet below sea level. This water mixture is supplemented with other major required nutrients. We recycle fresh water in our spirulina production process where possible and continue to explore further recycling opportunities.

The spirulina crop in each pond is circulated by paddlewheels to keep an even blend of nutrients in suspension and a uniform exposure of the algae to sunlight, which is a major component of cultivation. Our ponds are engineered to maintain the right media depth for sunlight to permeate each crop completely, facilitating rapid growth. The design of our cultivation ponds promotes efficient growing conditions, allowing the Spirulina Pacifica® algae to reproduce rapidly. Each pond can be harvested, on average, in six days.

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

Spirulina Pacifica® powder is dried via our low-oxygen Ocean-Chill Drying process, thereby preserving high levels of antioxidant carotenoids and other nutrients sensitive to heat and oxygen. The rapid drying process results in a dark green powder. Spirulina powder is generally difficult to form into tablets, and most tablet manufacturers either add high amounts (from 10% to 30%) of inert substances to “glue” the tablet together or use a heat granulation process that destroys nutrients. In contrast, our Spirulina Pacifica® tablets contain a maximum of 2% of such substances and are produced in cold press compression tablet-making machines.

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

The majority of our bulk spirulina is sold to international health food manufacturers and formulators, many of whom identify and promote our Hawaiian Spirulina Pacifica® in their products. Such customers purchase bulk powder or bulk tablets and package these products under their brand label for sale to the health and natural food markets in their countries. Some of the brands produced by these customers are marketed and sold in direct competition with the packaged consumer products sold through our Nutrex Hawaii subsidiary in international channels. In the domestic market, Nutrex Hawaii packaged consumer products are sold through natural product distributors, retailers and online channels, or directly to consumers. In selected international markets, we have exclusive sales distributors for both our bulk and packaged consumer products.

Our Spirulina Pacifica® products compete with a variety of vitamins, dietary supplements, other algal products and similar nutritional products available to consumers. The nutritional products category is highly competitive and includes international, national, regional and local producers and distributors, many of whom have greater resources than Cyanotech and many of whom offer a greater variety of products. Our direct competition in the spirulina market is currently from Dainippon Ink and Chemical Company’s Earthrise facility in California, Parry Nutraceuticals, a division of Murugappa Group of India and several farms in China. In addition, there are numerous other smaller farms throughout the world. As one of the largest producers of spirulina, and the only producer of Hawaiian spirulina, our challenge is to increase our market share among customers who seek the high-quality products we produce while concurrently adjusting our product mix to meet our revenue and profitability targets.

Major Customers

Two customers accounted for 32% and 16%, respectively, of our total net sales in the fiscal year ended March 31, 2018. One customer accounted for 24% of our total net sales in the fiscal year ended March 31, 2017. Two customers accounted for 19% and 11%, respectively, of our total net sales in the fiscal year ended March 31, 2016.

Research and Development

Our expertise for many years has been in the development of efficient, stable and cost-effective production systems for microalgal products. We have learned production levels from our systems may not be sustainable across periods of days, weeks, or even months. Accordingly, we typically investigate each specific microalgae identified in the scientific literature for potentially marketable products and for solutions to production stability and efficiency challenges, and then strive to develop the technology to grow such microalgae on a commercial scale or to incorporate procedures or technology to improve production stability and efficiency. Successful microalgal product developments and technical solutions are highly uncertain and dependent on numerous factors, many beyond our control. Products and solutions or improvements that appear promising in early phases of development may be found to be ineffective, may be uneconomical because of manufacturing costs or other factors, may be precluded from commercialization due to the proprietary rights of other companies, or may fail to receive necessary regulatory approvals. During fiscal years 2016 through 2018, our research and development expenses were $0.6 million annually.

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

On March 14, 2016 the Company submitted an application for “Amendment and Extension to Cyanotech Corporation’s Habitat Conservation Plan and Incidental Take Permit” to FWS and DOFAW. The term of the requested extension is 19 years ending in 2035. The application was reviewed by the Federal and State Agencies and was conditionally granted at a meeting of the State of Hawaii Endangered Species Recovery Committee (ESRC) on June 13, 2016. The condition was that the Company reach an agreement with a specified property owner for offsite predator mitigation by June 2017. The Company was unable to reach an agreement with the specified property owner. At its June 13, 2017 meeting the ESRC asked that detailed options for offsite mitigation be presented to them within six months. We are continuing to work with FWS and DOFAW to develop details of offsite predator mitigation to comply with ESRC requests, and are considered to be in compliance as the negotiations proceed. While we do not anticipate any significant problems because we have satisfied all conditions of past HCP’s/ITP’s and our operation is considered by the State of Hawaii as “low effect”, there can be no guarantees that FWS and/or DOFAW will not impose additional requirements on us in connection with offsite predator mitigation which may impose additional costs on us.

Employees

As of March 31, 2018, we employed 118 people on a full-time basis. Of the total, 57 are involved in harvesting, production and quality, with the remainder in maintenance, shipping, sales, administration and support. None of our employees are subject to collective bargaining agreements. Management believes that its relations with employees are good.

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

Our production of algae involves an agricultural process, subject to such risks as weather, disease, contamination and water availability.

The production of our algae products involves complex agricultural systems with inherent risks including weather, disease, and contamination. These risks are unpredictable and also include such elements as the control and balance of necessary nutrients and other factors. The efficient and effective cultivation of microalgae requires consistent light, warm temperatures, low rainfall and proper chemical balance in a very nutrient-rich environment. If the chemical composition of a pond changes from its required balance, unusually high levels of contamination due to the growth of unwanted organisms or other biological problems may occur and would result in a loss of harvestable output. These often arise without warning and sometimes there are few or no clear indicators as to appropriate remediation or corrective measures. We believe that our technology, systems, processes and favorable growing location generally permit year-round harvest of our microalgal products in a cost-effective manner. However, environmental factors cannot be controlled in an open air environment, therefore, we cannot, and do not attempt to, provide any form of assurance with regard to our systems, processes, location, or cost-effectiveness. In the event that we need to take steps to correct any chemical imbalance or contamination of our ponds, including by re-inoculating the ponds, such measures may not be effective and could interrupt production. To the extent that our production is negatively impacted by environmental factors, we may be unable to fill large orders for one or more months until such time that production improves. The efficient and effective cultivation and processing of microalgae requires a consistent supply of fresh water and cold ocean water. If the availability and or quality composition of water changes from its required levels, problems may occur that could result in a loss of harvestable output.

Hawaii from time to time has experienced shortages of water, electric power and fuels. Future shortages could disrupt our operations and could result in additional expense. Our Spirulina Pacifica® is cultivated in a combination of fresh water and deep ocean water. In the case of deep ocean water, although abundantly available at this location, the facility to pump and deliver the water to our location is owned by the State of Hawaii. The State of Hawaii sets the price for deep ocean water annually based on its cost to deliver the water. Any significant increase in the price could adversely affect our business. The availability and price of water could also be impacted by a significant population growth in the region as well as throughput constraints on the water delivery infrastructure. In June 2017, several fresh water pumps owned by the County of Hawaii were disabled, and the county instituted restrictions on fresh water supply. We have adopted several water savings strategies to mitigate this challenge, but there is no guarantee that they will be effective or that they will not have unforeseen negative effects on the growth of Spirulina. If we are unable to obtain enough fresh water at reasonable prices to cultivate our products, our business could be negatively impacted.

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

Our success depends, to a significant extent, upon the services of key personnel. For example, our Chief Executive Officer has valuable contacts and leadership qualities that would be difficult to replace. Our Chief Scientific Officer (who is also our founder and former CEO) is our primary scientific resource, continuing to improve production and cultivation technology and to investigate new microalgal products. Our Chief Financial Officer has a unique understanding of our financial systems and needs. Our Vice President of Manufacturing and Infrastructure has years of experience with the mechanical operation of the production facility and continues to improve our production process. Our Vice President of Quality and Regulatory Affairs has experience and knowledge of federal and state regulations governing our production processes and product representation essential to continuing compliance. The loss of any such personnel or the delay in the replacement of such personnel could significantly delay the achievement of our business objectives and could adversely affect our ability to do business or provide needed management. Attracting permanent skilled executives in Hawaii can be difficult due to limited local qualified applicants. If we are unable to attract qualified candidates, or if the search process takes longer than expected, it could adversely impact our business.

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

Our top ten customers generated 70% and 60% of our net sales during fiscal 2018 and fiscal 2017, respectively. Two customers accounted for 32% and 16%, respectively, of our total net sales in the fiscal year ended March 31, 2018. Accordingly, the loss of one or more of those customers or a substantial decrease in such customers' purchases from us could result in a material reduction in our revenues and profitability.

We could be subject to breaches of our information technology systems, which could damage our reputation and customer relationships. Such breaches could subject us to significant reputational, financial, legal, and operational consequences.

   Our business relies on information systems to obtain, rapidly process, analyze and manage data to, among other things, facilitate the purchase and distribution of inventory items through numerous distributors; receive, process and ship orders on a timely basis; accurately bill and collect from customers; process payments to suppliers; and provide technical support to our customers.

A cyberattack that bypasses our security, or employee error, malfeasance or other disruptions that cause a security breach could lead to a material disruption of our information systems and/or the loss of business information. Such an attack could result in, among other things, the theft, destruction, loss, misappropriation or release of confidential data and intellectual property; operational or business delays; liability for a breach of personal information belonging to our customers or our employees; and damage to our reputation any of which could have a material adverse effect on our business, financial condition, and results of operations. In the event of an attack, we would be exposed to a risk of loss or litigation and possible liability, including under laws that protect the privacy of personal information.

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

If we fail to comply with the reporting obligations of the Exchange Act and Section 404 of the Sarbanes Oxley Act or fail to maintain adequate internal control over financial reporting, our business, financial condition, and results of operations, and investors’ confidence in us, could be materially and adversely affected.

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

Our three largest shareholders collectively own approximately 45.5% of our common stock. According to publicly filed beneficial ownership reports, Michael Davis, chairman of our board of directors, beneficially held 960,261 of shares representing a 16.9% beneficial ownership, the Rudolf Steiner Foundation, or RSF, beneficially owned 917,133 shares representing a 15.8% beneficial ownership, and Meridian OHC Partners held 749,610 shares representing a 12.9% beneficial ownership. The shares held by RSF were originally donated by a foundation affiliated with Mr. Davis or acquired from the proceeds of donations made by that foundation. In addition, Mr. Davis and RSF filed a Schedule 13D with the SEC on March 17, 2017 announcing the formation of a “group” among the two of them and certain of Mr. Davis’ affiliates under Section 13 of the Exchange Act. As part of the agreement between Mr. Davis and RSF, RSF has agreed not to sell, transfer or otherwise dispose of any of its shares in the Company unless RSF provides concurrent written notice to an affiliate of Mr. Davis and the Company at least three days prior to the consummation of any such sale, transfer or other disposition.

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

We have experienced, and may in the future continue to experience, fluctuations in our quarterly operating results. These fluctuations could reduce the market price of our common stock. Factors that may cause our quarterly operating results to vary include, but are not limited to:

●	weather-related cultivation difficulties;

●	availability and cost of fresh water and ocean water;

●	any non-routine legal fees;

●	fluctuations in customer demand;

●	business decisions of our customers regarding orders for our products;

●	changes in energy costs;

●	changes in raw material costs;

●	production problems which we cannot solve technically or economically;

●	contamination of our cultivation and production facilities;

●	effects of weather on our ability to meet customer demand;

●	timing of promotional activities;

●	the introduction of new products by us or our competitors;

●	changes in our pricing policies or those of our competitors;

●	changes in seasonal and other trends in our customers’ buying patterns;

●	changes in government regulation, both domestic and foreign;

●	fluctuation in foreign currency exchange rates;

●	global economic and political conditions and related risks, including acts of terrorism; and

●	other factors beyond our control.

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

Our products are marketed in a number of countries around the world. For the year ended March 31, 2018, approximately 23% of our net sales were from sales to foreign customers. As a result, we are subject to a number of risks which include, but are not limited to:

●	the burden of complying with a wide variety of national and local laws;

●	potentially longer payment cycles for foreign sales;

●	restrictions (government and otherwise) on the movement of cash;

●	the absence in some jurisdictions of effective laws protecting our intellectual and proprietary property rights, or of enforcement of such laws where they do exist;

●	changes in government regulations, both domestic and foreign, including changes in trade tariffs;

●	global economic and political conditions and related risks, including acts of terrorism; and

●	fluctuations in foreign currency exchange rates.

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

In the ordinary course of business, we purchase insurance coverage (e.g., property and liability coverage) to protect us against loss of or damage to our properties and claims made by third parties and employees for property damage or personal injuries. However, the protection provided by such insurance is limited in significant respects and, in some instances, we have no coverage and certain of our insurance policies have substantial “deductibles” or limits on the maximum amounts that may be recovered. For example, if a volcanic eruption, tsunami, earthquake or other catastrophic natural disaster should occur, we may not be able to recover all facility restoration costs and revenues lost from business interruption. In addition, we maintain product liability insurance in limited amounts for all of our products involving human consumption; however, broader product liability coverage is prohibitively expensive. Insurers have also introduced new exclusions or limitations of coverage for claims related to certain perils including, but not limited to, mold and terrorism. If a series of losses occurred, such as from a series of lawsuits in the ordinary course of business each of which were subject to the deductible amount, or if the maximum limit of the available insurance were substantially exceeded, we could incur losses in amounts that would have a material adverse effect on our results of operations and financial condition.

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

As of March 31, 2018, we had an accumulated deficit of approximately $14.1 million, primarily as a result of significant losses incurred during fiscal years ended March 31, 2017, 2016, 2008 and 2007 of $1.2 million, $4.4 million, $1.1 million and $7.4 million, respectively. The 2016 loss included a non-cash provision of $3.6 million to record a valuation allowance against the deferred tax assets, and the 2007 loss included a non-cash impairment loss on equipment and leasehold improvements of $4.5 million. These losses account for approximately 100% of our accumulated deficit since our inception. Historically, we have relied upon cash from operations and financing activities to fund all of the cash requirements of our business. However, no assurance can be provided that we will return to profitability and extended periods of profitability and net income do not assure positive cash flows. Future periods of net losses from operations could result in negative cash flow, and may hamper ongoing operations and prevent us from sustaining or expanding our business. We cannot assure you that we will achieve, sustain or increase profitability on a quarterly or annual basis in the future. If we do not achieve, sustain or increase profitability, our business will be adversely affected and our stock price may decline.

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

The price at which you purchase shares of our common stock may not be indicative of the price that will prevail later in the trading market. You may be unable to sell your shares of common stock at or above your purchase price, which may result in substantial losses to you. As of March 31, 2018, there were approximately 5.8 million shares of our common stock outstanding and stockholders holding at least 5% of our stock, individually or with affiliated persons or entities, collectively beneficially owned or controlled approximately 46% of such shares. Sales of large numbers of shares by any of our large stockholders could adversely affect our trading price, particularly given our relatively small historic trading volumes. If stockholders holding shares of our common stock sell, indicate an intention to sell, or if it is perceived that they will sell, substantial amounts of their common stock in the public market, the trading price of our common stock could decline. Moreover, if there is no active trading market or if the volume of trading is limited, holders of our common stock may have difficulty selling their shares.

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

Our principal facility and corporate headquarters is located at the Natural Energy Laboratory of Hawaii Authority (“NELHA”) at Keahole Point in Kailua-Kona, Hawaii. It encompasses approximately 90 fully developed acres containing microalgal cultivation ponds, processing facilities, research and quality control laboratories, and sales and administrative offices. The property is leased from the State of Hawaii under a 40-year commercial lease expiring in 2035. Our lessee interest in the NELHA lease is encumbered by a mortgage securing approximately $7.5 million of debt (see footnote 4 and 6 of the financial statements). If we were to require additional land for expansion, we believe that there is sufficient available land at NELHA, provided a revised NELHA lease can be negotiated with acceptable terms. Under the terms of the existing NELHA lease, we could be required to remove improvements at the end of the lease term. Based upon our analysis, we do not believe the projected cost for such removal to be reasonably estimable, and we also believe we are unlikely to incur such costs, given historical practices. However, conditions could change in the future and it is not possible to predict such changes or estimate any impact thereof. We also rent warehouse space in Rancho Cucamonga, California, and office space in Los Angeles, California.

Item 3.	Legal Proceedings

From time to time, we may become party to lawsuits and claims that arise in the ordinary course of business relating to employment, intellectual property, and other matters. There were no significant legal matters outstanding at March 31, 2018.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed and traded on the NASDAQ Capital Market under the symbol “CYAN”. The closing price of our common stock was $4.20 as of June 13, 2018. The approximate number of holders of record of our common stock was 400 as of June 15, 2018. The high and low selling prices as reported by NASDAQ were as follows:

Quarter Ended:	June 30	September 30	December 31	March 31
Fiscal 2018
Common stock price per share:
High	$4.00	$5.35	$5.35	$5.78
Low	$3.25	$3.25	$3.82	$3.45

Fiscal 2017
Common stock price per share:
High	$5.65	$5.36	$4.30	$4.70
Low	$4.76	$3.43	$3.60	$3.70

We are prohibited from declaring any common stock dividends without the prior written consent of a lender per the conditions of an existing term loan agreement with such lender. We have never declared or paid cash dividends on our common stock. We currently do not anticipate paying any cash dividends on common stock.

The following table sets forth the Company’s common shares authorized for issuance under equity compensation plans as of March 31, 2018:

	Common shares to be issued upon exercise of options and restricted stock units outstanding (in shares)	Weighted- average exercise price of outstanding options and restricted stock units	Common shares available for future grant under equity compensation plans (in shares)
Equity compensation, plans approved by security holders	629,075	$3.80	1,363,615

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are an agricultural company and a world leader in the production of natural products derived from microalgae grown in complex and intricate agricultural systems on the Kona coast of Hawaii. We have a core competency in cultivating and processing microalgae into high-value, high-quality natural products for the human nutrition market. We are unique in that our microalgae are grown year-round in open ponds which, similar to natural land and plant based horticulture, require favorable weather conditions.  In our case these conditions include consistent light, warm temperatures and low rainfall to achieve optimum production.  Equally important is a nutrient-rich environment, which requires the proper control and balance of necessary nutrients to support growth and yields.  Greater variability in these environmental factors more commonly occur in our winter growing season.

Our products are sold as consumer packaged goods through natural products distributors, retailers and online channels, and direct to consumers, primarily in the U.S., as well as in bulk form to manufacturers, formulators and distributors worldwide in the health foods and nutritional supplements markets. We will continue to focus on growing the market for our high quality, higher margin consumer products by emphasizing the higher nutritional content of our Hawaiian spirulina and the benefits of our natural astaxanthin. We generated 23%, 28% and 29% of our revenues outside of the United States during the years ended March 31, 2018, 2017 and 2016, respectively. Competing in a global marketplace, we are influenced by the general economic conditions of the countries in which our customers operate, including adherence to our customers’ local governmental regulations and requirements. Since all sales are made in U.S. currency, we have no material foreign exchange exposure.

Our production levels have a significant impact on our gross profit margin, as well as our ability to meet customer demand. Because our processes are agricultural and a large percentage of our production costs are fixed, it is important to maintain production volumes to support the minimal resource levels required to sustain a large-scale open culture agricultural facility. Our production costs include customary variables such as availability and costs of personnel, raw materials, energy, water and freight. These variables fluctuate based on changes in the local, national and world economies. More complex variables include cultivation methods, feeding formulations and harvesting processes, all of which include efforts to anticipate the extent of weather and environmental events and make timely and sufficient adjustments. Although the variability of such costs cannot be fully anticipated, we have focused increased effort in this area in order to produce both spirulina and astaxanthin at levels sufficient to fully absorb production costs into inventory.

Fresh water is critical for our natural astaxanthin and spirulina production, and while we have not experienced any long-term constraint on fresh water availability, future availability could be negatively impacted by significant growth in the local population as well as by throughput constraints on the water delivery infrastructure owned by the County of Hawaii. Given the criticality of fresh water to our operations and the community, we recycle fresh water where possible and have developed additional water recycling systems in our efforts to utilize fresh water efficiently. Both fresh and sea water require electricity for pumping; and electricity, our single largest expenditure, depends on the cost of fuel which is, in turn, tied to the global price of crude oil.

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

Fiscal 2018 summary:

●

Net sales for the year were $34.1 million, an increase of 6.5% from the prior year, driven primarily by a 13.6% increase in sales of our packaged products, offset by a 23.3% decrease in sales of bulk products.

●

Fiscal 2018 pretax income was $0.9 million compared to pretax loss of $1.2 million in fiscal 2017. The improvement in pretax was the result of increased sales and margins, along with a decrease in legal costs of $1.5 million compared to fiscal 2017.

●

Cash provided by operating activities was $1.5 million, an increase of $0.3 million from fiscal 2017 due primarily to the increase in net income, partially offset by growth in inventory and receivables. Cash at March 31, 2018 decreased $0.1 million compared to last year due to slightly higher spending on equipment and leasehold improvements compared to fiscal 2017.

Our fourth quarter was impacted by a variety of unexpected events, which occurred in concert to have an adverse effect on our production of spirulina. First, several fresh water pumps owned by the County of Hawaii were disabled, and the county instituted restrictions on fresh water supply. To mitigate this challenge, we adopted several water saving strategies, some of which may have had a detrimental effect on the growth of spirulina.

Additionally, during the fourth quarter, our spirulina production was adversely affected by unusually high rainfall, low temperatures and significant reductions in sunlight. As a result, in addition to lost sales, we experienced higher than normal production costs and variances, which had a negative impact of $0.8 million on our results for the year.

In response to these production challenges, at the beginning of April 2018 we undertook a re-inoculation of our spirulina ponds which we believe will allow us to correct the nutrient levels and stabilize production. The re-inoculation process was completed in mid-May 2018. There was no spirulina production during the re-inoculation period.

Results of Operations for the 2018, 2017, and 2016 Fiscal Years

The following tables present selected consolidated financial data for each of the past three fiscal years ($ in thousands):

Consolidated Performance Summary	2018	2017	2016
Net sales	$34,115	$32,042	$31,840
Net sales increase (decrease)	6.5%	0.6%	(5.8)%
Gross profit	$13,371	$12,224	$11,866
Gross profit as % of net sales	39.2%	38.1%	37.3%
Operating expenses	$11,957	$12,906	$12,651
Operating expenses as % of net sales	35.0%	40.3%	39.7%
Operating income (loss)	$1,414	$(682)	$(785)
Operating income (loss) as % of net sales	4.1%	(2.1)%	(2.5)%
Income tax benefit (expense)	$110	$(5)	$(3,328)
Net income (loss)	$1,025	$(1,215)	$(4,395)

Net sales by product	2018	2017	2016
Packaged sales
Astaxanthin packaged	$20,560	$18,367	$18,347
Astaxanthin packaged sales increase	11.9%	0.1%	4.4%
Spirulina packaged	$8,815	$7,489	$7,282
Spirulina packaged sales increase	17.7%	2.8%	1.3%
Total Packaged sales	$29,375	$25,856	$25,629
Total Packaged sales increase	13.6%	0.9%	3.5%

Bulk sales
Astaxanthin bulk	$1,090	$990	$1,482
Astaxanthin bulk sales (decrease) increase	10.1%	(33.2)%	(67.1)%
Spirulina bulk	$3,650	$5,196	$4,729
Spirulina bulk sales increase (decrease)	(29.8)%	9.9%	4.4%
Total Bulk sales	$4,740	$6,186	$6,211
Total Bulk sales (decrease)	(23.3)%	(0.4)%	(31.3)%

Fiscal 2018 results compared with Fiscal 2017

Net Sales Net sales increased 6.5% in the year ended March 31, 2018 compared with 2017. This increase was driven by a 13.6% increase in sales of our packaged Nutrex Hawaii products, offset by a 23.3% decrease in bulk sales. The increase in packaged sales for both astaxanthin and spirulina was the result of continued growth in sales through Costco and Amazon. The bulk sales decrease is primarily the result of a 29.8% decrease in spirulina sales, related to the production declines we experienced during the year. Demand for our bulk spirulina remains high. Two customers accounted for 32% and 16%, respectively, of our total net sales in the fiscal year ended March 31, 2018. In fiscal 2017, one customer accounted for 24% of our total revenue.

Gross Profit Our gross profit percent of net sales increased by 1.1 percentage points compared to fiscal 2017 as a result of a higher mix of packaged sales, which deliver a higher gross profit margin, and lower astaxanthin costs. This improvement is net of $0.8 million of non-inventoriable costs expensed during fiscal 2018 related to lower spirulina production in the 4th quarter of fiscal 2018, compared to $0.2 million in fiscal 2017.

Operating Expenses Operating expenses decreased $0.9 million, or 7.4%, in fiscal 2018 as compared to fiscal 2017, and decreased as a percentage of net sales by 5.3%.   General and Administrative expenses decreased $1.1 million, or 18.1%, due to a $1.5 million decrease in legal costs, offset by a $0.2 million increase in compensation costs related to restricted stock grants issued to certain Board members, and a $0.3 million increase in incentive compensation, made up of current year accrual of $0.2 million compared to a credit of $0.1 million in fiscal 2017. Sales and Marketing expenses increased $0.2 million, made up of a $0.7 million increase in advertising and promotion costs that drove sales increases at our two largest customers, offset by a $0.5 million reduction in labor costs.

Other Expense Other expense is comprised primarily of interest expense on term loans, amortization of debt issuance costs and interest on other financing agreements, offset by a nominal amount of other income.

Income Taxes We recorded an income tax benefit of $0.1 million in fiscal 2018 compared to an income tax expense of $0.005 million in fiscal 2017.  Our effective tax rate was (12.0%) for the year compared to (0.4%) for fiscal 2017. The benefit for the year and the change in effective tax rate was the result of the favorable treatment of our AMT tax credit carryforwards under the new Tax Act, allowing us to record receivables totaling $0.1 million.

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

Other Expense Other expense is comprised primarily of interest expense on term loans, amortization of debt issuance costs and interest on other financing agreements, offset by a nominal amount of other income.

Income Taxes We recorded income tax expense of $5,000 in fiscal 2017. For fiscal 2016 we recorded a valuation allowance of $3.6 million against our remaining deferred tax asset, resulting in an income tax expense of $3.3 million and an effective tax rate of (312%).

Liquidity and Capital Resources

Sources of Liquidity As of March 31, 2018, we had cash of $1.3 million and working capital of $7.9 million compared to $1.4 million and $6.2 million, respectively, at March 31, 2017. On August 30, 2016, the Credit Agreement, which we entered into with First Foundation Bank (the Bank) on June 3, 2016, became effective. The Credit Agreement allows us to borrow up to $2.0 million on a revolving basis. At March 31, 2018, we had borrowed $0.5 million and had $1.5 million available on the line. On May 29, 2018, we borrowed $0.5 million and had $1.0 million available on the line. The line of credit was renewed on August 30, 2017 and expires on August 30, 2018. We intend to renew or replace it with another line of credit on or before the expiration date.

As of March 31, 2018, we had $6.5 million of term loans payable to the Bank that require the payment of principal and interest monthly through August 2032. Pursuant to the term loans, we are subject to annual financial covenants, customary affirmative and negative covenants and certain subjective acceleration clauses. We are in compliance with these financial covenants at March 31, 2018. At March 31, 2017, our current ratio of 1.92:1, fell short of the Bank's annual requirement of 2.10:1. The Bank provided us with letters stating they found us to be in compliance with this covenant requirement and all other financial covenants as of March 31, 2017, and did not consider this shortfall to be a default under the Loan Agreement.

Funds generated by operating activities and available cash continue to be our most significant sources of liquidity for working capital requirements, debt service and funding of maintenance levels of capital expenditures. Based upon our fiscal 2019 operating plan and related cash flow projections and our projected consolidated financial position as of March 31, 2019, cash flows expected to be generated by operating activities and available financing are expected to be sufficient to fund our operations for at least the next twelve months, and our current ratio is expected to be in compliance with the annual term loan covenant requirement as of March 31, 2019. However, no assurances can be provided that we will achieve our operating plan and cash flow objectives for the next fiscal year ended March 31, 2019 or our projected consolidated financial position as of March 31, 2019. Such estimates are subject to change based on future results and such change could cause future results to vary significantly from expected results.

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

Contractual Obligations

The following table presents our contractual obligations at March 31, 2018 (in thousands):

	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years	Total
Term Loans(1)	$589	$1,291	$1,219	$3,431	$6,530
Capital Leases	66	81	—	—	147
Interest payments(2)	364	603	438	956	2,361
Operating Leases(3)	626	1,172	991	3,815	6,604
Purchase obligations(4)	449	—	—	—	449
Total	$2,094	$3,147	$2,648	$8,202	$16,091

Note: For additional information refer to Note 6, Long-Term Debt and Note 7, Leases in the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

(1)	Includes term loans with a balance of $6,530,000 as of March 31, 2018, secured by substantially all of the assets of the Company.

(2)	Interest calculated from loan amortization using current rates.

(3)	Operating lease obligations do not include percentage rent, property taxes and payments for common area maintenance.

Off-Balance Sheet Arrangements

As of March 31, 2018, we had no off-balance sheet arrangements or obligations.

Impact of Inflation

Inflationary factors such as increases in the costs of materials and labor directly affect the Company's operations. Most of the Company's leases provide for cost-of-living adjustments and require it to pay for insurance and maintenance expenses, all of which are subject to inflation. Additionally, the Company’s future lease cost for new facilities may include potentially escalating costs of real estate and construction. There is no assurance that the Company will be able to pass on increased costs to its customers.

Depreciation expense is based on the historical cost to the Company of its fixed assets, and is therefore potentially less than it would be if it were based on current replacement cost. While property and equipment acquired in prior years will ultimately have to be replaced at higher prices, it is expected that replacement will be a gradual process over many years.

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

Cash Flows The following table summarizes our cash flows from operating, investing and financing activities for each of the past three fiscal years ($ in thousands):

	2018	2017	2016
Total cash is provided by (used in):
Operating activities	$1,490	$1,220	$745
Investing activities	(1,070)	(847)	(3,817)
Financing activities	(498)	(206)	2,086

Increase (decrease) in cash	$(78)	$167	$(986)

Cash provided by operating activities in fiscal 2018 was the result of $1.0 million in net income and non-cash charges of $2.5 million, totaling $3.5 million. This was offset by an increase in working capital of $2.0 million. The increase in working capital was primarily the result of a $1.1 million increase in astaxanthin safety stock levels and a $0.5 million increase in accounts receivable due to the timing of sales relative to the prior year.

Cash provided by operating activities in fiscal 2017 was the result of a net loss of $1.2 million offset by non-cash charges of $2.3 million, totaling $1.1 million and a $0.1 million decrease in working capital.

Cash used in investing activities in fiscal years 2018 and 2017 includes costs for leasehold improvements and equipment acquisitions as our Kona facility.

Cash used in financing activities in fiscal 2018 consists of a $0.7 million in principal payments on debt in the normal course of business, offset by $0.2 million in proceeds from equipment financing.

Cash used in financing activities during fiscal 2017 included proceeds of $0.6 million, net, from our line of credit, offset by payments on long-term debt and payments in lieu of stock issuance and settlement of taxes related to the former CEO separation agreement.

.

Effect of Recently Issued Accounting Standards and Estimates

 In May 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-09, Compensation-Stock Compensation (Topic 718) Scope of Modification Accounting. ASU 2017-09 will clarify and reduce both (i) diversity in practice and (ii) cost and complexity when applying the guidance in Topic 718, to a change to the terms and conditions of a share-based payment award. This guidance will become effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is permitted. The amendments in this ASU should be applied prospectively to an award modified on or after the adoption date. We are currently evaluating the impact of this updated standard. We do not expect this update will have a significant impact on our consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU No. 2016-09”). This ASU makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation, and the financial statement presentation of excess tax benefits or deficiencies. ASU No. 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. The standard is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted. Amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement must be applied prospectively. Amendments related to the presentation of excess tax benefits on the statement of cash flows may be applied either prospectively or retrospectively based on our election. Amendments related to the statement of cash flows presentation of employee taxes paid when an employer withholds shares must be applied retrospectively. As of April 1, 2017, we adopted ASU 2016-09 and elected to present excess tax benefits as an operating activity prospectively and continue to estimate forfeitures rather than recognize them as they occur. The adoption of ASU 2016-09 did not have an impact on our consolidated financial statements and related disclosures.

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

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes”. This guidance simplifies the presentation of deferred income taxes and requires that deferred tax assets and liabilities be classified as noncurrent in the classified statement of financial position. ASU 2015-17 will take effect for public companies for the fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. As required, we adopted this standard as of April 1, 2017 and accordingly all deferred tax assets and liabilities are classified as non-current. Prior periods were retrospectively adjusted.

In July 2015, the FASB issued ASU No. 2015-11, “Inventory: Simplifying the Measurement of Inventory”, that requires inventory not measured using either the last in, first out (LIFO) or the retail inventory method to be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable cost of completion, disposal, and transportation.  Prior to the issuance of the standard, inventory was measured at the lower of cost or market (where market was defined as replacement cost, with a ceiling of net realizable value and floor of net realizable value less a normal profit margin). The new standard will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, and will be applied prospectively. Early adoption is permitted. As required, we adopted this standard as of April 1, 2017. The adoption of this standard did not have a material impact on our financial position or results of operations.

In May 2014, the FASB issued their converged standard on revenue recognition, Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”, updated in December 2016 with the release of ASU 2016-20. This standard outlines a single comprehensive model for companies to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods and services in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods and services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.  In August 2015, the FASB issued ASU No 2015-14 “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," which deferred the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017, with earlier application permitted but not before the original effective date.

We adopted ASC 606 using the modified retrospective method on April 1, 2018. We utilized a cross-functional team to implement the guidance related to the recognition of revenue from contracts with customers. The implementation approach included an assessment of customer contracts aimed at identifying contractual provisions that could result in a change in the timing or the amount of revenue recognized in comparison with prior guidance, as well as assessing the enhanced disclosure requirements of the new guidance. Revenues are generated through the sale of finished products, and will be recognized at the point in time when control of the merchandise is transferred to the customer and in an amount that considers the impact of estimated returns, discounts and other allowances that are variable in nature.  We continue to implement changes to our business processes and controls to support the recognition and disclosure requirements under the new guidance. We have concluded that the impact of adoption of ASC 606 as of April 1, 2018 is not material to our financial statements.

Application of Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of financial statements in conformity with those accounting principles requires management to make judgments and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Management regularly re-evaluates its judgments and estimates which are based upon historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Management believes that of its significant accounting policies, policies that may involve a higher degree of judgment and complexity are inventory valuations, valuation of equipment and leasehold improvements and long-lived assets, and income taxes.

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

Management reviews inventory levels, inventory turnover, product age and product marketability quarterly to evaluate recoverability and determine if a reserve for inventory is deemed necessary. At March 31, 2018 an inventory reserve in the amount of $5,000 has been recorded, compared to $3,000 as of March 31, 2017.

Equipment and leasehold improvements - Equipment and leasehold improvements are reported at cost less accumulated depreciation and amortization. Self-constructed leasehold improvements include design, construction and supervision costs. These costs are recorded in construction in progress and are transferred to equipment and leasehold improvements when construction is completed and the facilities are placed in service. Long-lived assets, such as property, plant and equipment and purchased intangibles subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized to the extent that the carrying amount exceeds the asset’s fair value. We have not recognized any impairment of long lived assets as of March 31, 2018 or 2017.

 Stock-Based Compensation - We provide compensation benefits in the form of stock options, restricted stock units and restricted stock grants to employees and non-employee directors. Our stock-based compensation expense is based on the fair value of awards, adjusted for estimated forfeitures, and amortized on a straight-line basis over the requisite service period for stock options and restricted stock units (“RSUs”). The fair value of stock options is estimated as of the date of grant using the Black-Scholes option-pricing model. This model requires input assumptions for our expected dividend yield, expected stock price volatility, risk-free interest rate and the expected option term. Restricted stock and RSUs are valued at the fair value of our common stock as of the date of the grant. See Note 9 in the Notes to our consolidated financial statements included in this 10-K.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Cyanotech Corporation

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Cyanotech Corporation (a Nevada corporation) and subsidiary (the “Company”) as of March 31, 2018 and 2017, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2009.

Newport Beach, California

June 15, 2018

CYANOTECH CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

March 31,

	2018	2017
	(in thousands, except share data)
ASSETS
Current assets:
Cash	$1,329	$1,407
Accounts receivable, net of allowance for doubtful accounts of $27 in 2018 and $49 in 2017	2,664	2,135
Inventories, net	9,034	7,972
Deferred tax assets	—	157
Prepaid expenses and other current assets	590	565
Total current assets	13,617	12,236
Equipment and leasehold improvements, net	15,734	16,712
Restricted cash	65	—
Other assets	291	213
Total assets	$29,707	$29,161

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$500	$611
Current maturities of long-term debt	655	623
Customer deposits	133	119
Accounts payable	3,527	3,666
Accrued expenses	892	1,013
Total current liabilities	5,707	6,032
Long-term debt, less current maturities	5,790	6,249
Deferred tax liabilities	—	157
Other long term liabilities	103	116
Total liabilities	11,600	12,554
Commitments and contingencies
Stockholders’ equity:
Preferred stock of $0.01 par value, authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock of $0.02 par value, authorized 50,000,000 shares; issued and outstanding 5,772,032 shares at March 31, 2018 and 5,685,381 shares at March 31, 2017	115	114
Additional paid-in capital	32,051	31,577
Accumulated deficit	(14,059)	(15,084)
Total stockholders’ equity	18,107	16,607
Total liabilities and stockholders’ equity	$29,707	$29,161

See accompanying notes to consolidated financial statements

CYANOTECH CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended March 31,

	2018	2017	2016
	(in thousands, except per share data)

Net sales	$34,115	$32,042	$31,840
Cost of sales	20,744	19,818	19,974
Gross profit	13,371	12,224	11,866
Operating expenses:
General and administrative	4,956	6,054	5,796
Sales and marketing	6,438	6,259	6,222
Research and development	563	593	633
Total operating expense	11,957	12,906	12,651
Income (loss) from operations	1,414	(682)	(785)
Other expense:
Interest expense, net	(499)	(528)	(282)
Total other expense, net	(499)	(528)	(282)
Income (loss) before income taxes	915	(1,210)	(1,067)
Income tax benefit (expense)	110	(5)	(3,328)
Net income (loss)	$1,025	$(1,215)	$(4,395)
Net income (loss) per share:
Basic	$0.18	$(0.21)	$(0.79)
Diluted	$0.18	$(0.21)	$(0.79)
Shares used in calculation of net income (loss) per share:
Basic	5,709	5,658	5,581
Diluted	5,781	5,658	5,581

See accompanying notes to consolidated financial statements

CYANOTECH CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended March 31, 2018, 2017 and 2016

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	(in thousands, except per share data)

Balances at March 31, 2015	5,564,799	$111	$30,846	$(9,474)	$21,483
Issuances of common stock for Director Stock Grants	13,198	—	78	—	78
Issuance of common stock for exercise of stock options for cash	21,800	1	74	—	75
Compensation expense related to stock options	—	—	587	—	587
Net loss	—	—	—	(4,395)	(4,395)
Balances at March 31, 2016	5,599,797	112	31,585	(13,869)	17,828
Issuances of common stock for Director Stock Grants	19,117	—	78	—	78
Issuance of common stock for exercise of stock options for cash	18,000	1	50	—	51
Issuance of common stock in connection with severance of former executive	77,500	1	(1)	—	—
Shares withheld from former executive for tax payments	(29,033)	(1)	(146)	—	(147)
Settlement agreement with former executive			(140)	—	(140)
Compensation expense related to stock options	—	1	151	—	152
Net loss	—	—	—	(1,215)	(1,215)
Balances at March 31, 2017	5,685,381	114	31,577	(15,084)	16,607
Issuances of common stock for Director Stock Grants	57,501	1	275	—	276
Issuance of common stock for exercise of stock options for cash	29,150	—	75	—	75
Compensation expense related to stock options	—	—	124	—	124
Net income	—	—	—	1,025	1,025
Balances at March 31, 2018	5,772,032	$115	$32,051	$(14,059)	$18,107

See accompanying notes to consolidated financial statements

CYANOTECH CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended March 31,

	2018	2017	2016
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,025	$(1,215)	$(4,395)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Loss on sale or disposal of assets	106	63	11
Depreciation and amortization	1,877	1,978	1,520
Amortization of debt issue costs and other assets	72	67	57
Share based compensation expense	400	232	665
Provision for doubtful accounts	—	—	130
Deferred income tax expense	—	—	3,350
Net (increase) decrease in assets:
Accounts receivable	(529)	848	145
Inventories	(1,062)	(116)	(2,149)
Prepaid expenses and other assets	(139)	27	(39)
Net increase (decrease) in liabilities:
Customer deposits	13	2	86
Accounts payable	(139)	(334)	1,036
Accrued expenses	(121)	(417)	306
Deferred rent and other liabilities	(13)	85	22
Net cash provided by operating activities	1,490	1,220	745

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in equipment and leasehold improvements	(1,005)	(847)	(4,303)
Investment in restricted cash	(65)	—	486
Net cash used in investing activities	(1,070)	(847)	(3,817)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short term notes payable	—	600	500
Net (payments) draws on line of credit	(111)	611	—
Payment of short term notes payable	—	(600)	(500)
Proceeds from long-term debt, net of costs	166	—	2,407
Payments on capitalized leases	(90)	(77)	(44)
Principal payments on long-term debt	(538)	(504)	(352)
Shares withheld from former executive for tax payments	—	(147)	—
Settlement agreement with former executive	—	(140)	—
Proceeds from issuance of common stock and exercise of stock options	75	51	75
Net cash (used in) provided by financing activities	(498)	(206)	2,086
Net increase (decrease) in cash	(78)	167	(986)
Cash at beginning of year	1,407	1,240	2,226
Cash at end of year	$1,329	$1,407	$1,240

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$413	$431	$362
Income taxes	$—	$—	$47

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

Liquidity

As of March 31, 2018, the Company had cash of $1.3 million and working capital of $7.9 million compared to $1.4 million and $6.2 million, respectively, at March 31, 2017. On August 30, 2016, the Credit Agreement, which the Company and First Foundation Bank (the Bank) entered into on June 3, 2016, became effective. The Credit Agreement allows the Company to borrow up to $2.0 million on a revolving basis. At March 31, 2018, the Company had borrowed $0.5 million and had $1.5 million available on the line. On May 29, 2018, the Company borrowed $0.5 million and had $1.0 million available on the line. The line of credit was renewed on August 30, 2017 and will expire on August 30, 2018, the Company intends to renew or replace it with another line of credit on or before the expiration date.

As of March 31, 2018, the Company had $6.4 million of term loans payable to the Bank that require the payment of principal and interest monthly through August 2032. Pursuant to the term loans, the Company is subject to annual financial covenants, customary affirmative and negative covenants and certain subjective acceleration clauses. The Company was in compliance with these financial covenants at March 31, 2018. At March 31, 2017, the Company's current ratio of 1.92:1, fell short of the Bank's annual requirement of 2.10:1. The Bank provided the Company with a letter stating they found the Company to be in compliance with this covenant requirement and all other financial covenants as of March 31, 2017, and did not consider this shortfall to be a default under the Loan Agreements.

Funds generated by operating activities and available cash continue to be the Company's most significant sources of liquidity for working capital requirements, debt service and funding of maintenance levels of capital expenditures. Based upon the Company's fiscal 2019 operating plan and related cash flow projections and the Company's projected consolidated financial position as of March 31, 2019, cash flows expected to be generated by operating activities and available financing are expected to be sufficient to fund the Company's operations for at least the next twelve months, and the Company's current ratio is expected to be in compliance with the annual term loan covenant requirement as of March 31, 2019. However, no assurances can be provided that the Company will achieve its operating plan and cash flow objectives for the next fiscal year or its projected consolidated financial position as of March 31, 2019. Such estimates are subject to change based on future results and such change could cause future results to vary significantly from expected results.

Estimates and Assumptions

The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of any contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the period reported. Management reviews these estimates and assumptions periodically and reflects the effect of revisions in the period that they are determined to be necessary. Actual results could differ significantly from those estimates and assumptions. Significant estimates include forecast of future operating results, cash flows and financial position, inventory valuation and determination of production capacity and abnormal product costs, reserve for inventory, sales allowances, allowance for doubtful accounts and valuation of deferred tax assets.

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

Concentration of Credit Risk

The Company maintains its cash accounts with several banks located in Hawaii. The total cash balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per bank. The Company had cash balances at March 31, 2018 that exceeded the balance insured by the FDIC by $829,000. Two customers accounted for 32% and 16%, respectively, of our total net sales in the fiscal year ended March 31, 2018. Three customers accounted for 77% of accounts receivable at March 31, 2018. One customer accounted for 24% of total net sales in the fiscal year ended March 31, 2017. Three customers accounted for 60% of accounts receivable at March 31, 2017. Two customers accounted for 19% and 11%, respectively, of total net sales in the fiscal year ended March 31, 2016. Two customers accounted for 44% of accounts receivable at March 31, 2016. Our top ten customers generated 70%, 60% and 58% of our net sales during fiscal 2018, fiscal 2017 and fiscal 2016, respectively.

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

Inventories, net

Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out (FIFO) method. Net realizable value is defined as sales price less cost to dispose and a normal profit margin. Inventory costs include materials, labor, overhead and third party costs.

Management provides a reserve against inventory for known or expected inventory obsolescence. The reserve is determined by specific review of inventory items for product age and quality which may affect salability. At March 31, 2018 and 2017, the inventory reserve was $5,000 and $3,000, respectively.

The Company recognizes abnormal production costs, including fixed cost variances from normal production capacity, as an expense in the period incurred. Abnormal amounts of freight, handling costs and wasted material (spoilage) are recognized as current period charges and fixed production overhead costs are allocated to inventory based on the normal capacity of production facilities. Normal capacity is defined as “the production expected to be achieved over a number of periods or seasons under normal circumstances, taking into account the loss of capacity resulting from planned maintenance.” The Company expensed abnormal production costs of $538,000, $120,000 and $395,000 to cost of sales for the fiscal years ended March 31, 2018, 2017 and 2016, respectively. Non-inventoriable fixed costs were $271,000, $134,000 and $149,000 for the fiscal years ended March 31, 2018, 2017 and 2016, respectively, and have been included in cost of sales.

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

 Accounting for Asset Retirement Obligations

Management evaluates quarterly the potential liability for asset retirement obligations under the Company’s lease for its principal facility and corporate headquarters. No liability has been recognized as of March 31, 2018 and 2017 (see Note 7).

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

Advertising

Advertising costs are expensed as incurred. Total advertising expense for the years ended March 31, 2018, 2017 and 2016 was $1,548,000, $813,000 and $942,000, respectively.

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

In evaluating a tax position for recognition, management evaluates whether it is more-likely-than-not that a position will be sustained upon examination, including resolution of related appeals or litigation processes, based on the technical merits of the position. If the tax position meets the more-likely-than-not recognition threshold, the tax position is measured and recognized in the Company’s financial statements as the largest amount of tax benefit that, in management’s judgment, is greater than 50% likely of being realized upon settlement. As of March 31, 2018 and 2017, there was no significant liability for income tax associated with unrecognized tax benefits.

The Company recognizes accrued interest related to unrecognized tax benefits as well as any related penalties in interest expense in its condensed consolidated statements of operations. As of the date of adoption and during the years ended March 31, 2018, 2017 and 2016, there was no accrual for the payment of interest and penalties related to uncertain tax positions.

Share-Based Compensation

The Company accounts for share-based payment arrangements using fair value. The Company currently has no liability-classified awards. Equity-classified awards, including grants of restricted stock, restricted stock units and employee stock options, are measured at the grant-date fair value of the award and are not subsequently remeasured unless an award is modified. The cost of equity-classified awards is recognized in the statement of operations over the period during which an employee is required to provide the service in exchange for the award, or the vesting period. All of the Company’s restricted stock, restricted stock units and stock options are service-based awards, and considered equity-classified awards; as such, they are reflected in Equity and Stock Compensation Expense accounts. All stock-based compensation has been classified as general and administrative expense in the consolidated statement of operations.

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

Per Share Amounts

Basic earnings (loss) per common share is calculated by dividing net income (loss) for the year by the weighted average number of common shares outstanding during the year. Diluted earnings per common share is calculated by dividing net income for the year by the sum of the weighted average number of common shares outstanding during the year plus the number of potentially dilutive common shares (“dilutive securities”) that were outstanding during the year. Dilutive securities include restricted stock units and stock options granted pursuant to the Company’s stock option plans. Dilutive securities related to the Company’s stock option plans are included in the calculation of diluted earnings per common share using the treasury stock method. Potentially dilutive securities are excluded from the computation of earnings per share in periods in which a net loss is reported, as their effect would be antidilutive. A reconciliation of the numerators and denominators of the basic and diluted income (loss) per common share calculations for the years ended March 31, 2018, 2017 and 2016 is presented in Note 11.

New Accounting Pronouncements

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

In May 2014, the FASB issued their converged standard on revenue recognition, Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”, updated in December 2016 with the release of ASU 2016-20. This standard outlines a single comprehensive model for companies to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods and services in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods and services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.  In August 2015, the FASB issued ASU No 2015-14 “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," which deferred the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017, with earlier application permitted but not before the original effective date.

The Company adopted ASC 606 using the modified retrospective method on April 1, 2018. The Company utilized a cross-functional team to implement the guidance related to the recognition of revenue from contracts with customers. The implementation approach included an assessment of customer contracts aimed at identifying contractual provisions that could result in a change in the timing or the amount of revenue recognized in comparison with prior guidance, as well as assessing the enhanced disclosure requirements of the new guidance. Revenues are generated through the sale of finished products, and will be recognized at the point in time when control of the merchandise is transferred to the customer and in an amount that considers the impact of estimated returns, discounts and other allowances that are variable in nature.  The Company continues to implement changes to its business processes and controls to support the recognition and disclosure requirements under the new guidance. The Company has concluded that the impact of adoption of ASC 606 as of April 1, 2018 is not material to its financial statements.

Note 2 Inventories, net

Inventories consist of the following as of March 31, 2018 and 2017:

	2018	2017
	(in thousands)
Raw materials	$410	$347
Work in process	2,602	2,036
Finished goods(1)	5,878	5,460
Supplies	144	129
Inventories, net	$9,034	$7,972

(1)	Net of reserve for obsolescence of $5,000 and $3,000 at March 31, 2018 and 2017, respectively.

Note 3 Equipment and Leasehold Improvements, net

Equipment and leasehold improvements consists of the following as of March 31, 2018 and 2017:

	2018	2017
	(in thousands)
Equipment(1)	$17,935	$17,492
Leasehold improvements	14,248	13,892
Furniture and fixtures	348	380
	32,531	31,764
Less accumulated depreciation and amortization	(17,346)	(15,835)
Construction in-progress	549	783
Equipment and leasehold improvements, net	$15,734	$16,712

(1)	Includes $373,000 of equipment under capital lease at March 31, 2018 and 2017 respectively, with accumulated amortization of $175,000 and $106,000, respectively.

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. No such event occurred during the fiscal years ended March 31, 2018, 2017 and 2016. The Company recognized a loss on disposal of equipment, leasehold improvements and intangible assets in the amount of $106,000, $63,000 and $11,000 in fiscal 2018, 2017 and 2016 respectively. Depreciation and amortization expense was $1,877,000, $1,978,000 and $1,520,000 for the years ended March 31, 2018, 2017 and 2016, respectively.

The Company capitalized interest in the amount of $0, $0 and $173,000 for the fiscal years ended March 31, 2018, 2017 and 2016, respectively.

Note 4	Notes Payable

On August 30, 2016, the Revolving Credit Agreement (the “Credit Agreement”), which the Company and First Foundation Bank (“the Bank”) entered into on June 3, 2016, became effective after the Company and the Bank received the necessary approvals from the State of Hawaii to secure the lien on the Company’s leasehold property in Kona, Hawaii. The Credit Agreement allows the Company to borrow up to $2,000,000 on a revolving basis. Borrowings under the Credit Agreement bear interest at the Wall Street Journal prime rate (4.75% at March 31, 2018) + 2%, floating. The Credit Agreement includes various covenants as defined in the Credit Agreement. The Credit Agreement also contains standard acceleration provisions in the event of a default by the Company. At March 31, 2018, the Company had borrowed $500,000 under the Credit Agreement and had $1,500,000 available on the line. The line of credit will be subject to renewal upon expiration on August 30, 2018.

On May 29, 2018, the Company borrowed $500,000 under the Credit Agreement and had $1,000,000 available on the line.

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

Note 5	Accrued Expenses

Components of accrued expenses as of March 31, 2018 and 2017 are as follows:

	2018	2017
	(in thousands)
Wages, commissions, bonus and profit sharing	$707	$793
Rent and utilities	69	69
Other accrued expenses	116	151
Total accrued expenses	$892	$1,013

Note 6 Long-Term Debt

Long-term debt consists of the following as of March 31, 2018 and 2017 as follows:

	2018	2017
	(in thousands)
Long-term debt	$6,678	$7,139
Less current maturities	(655)	(623)
Long-term debt, excluding current maturities	6,023	6,516
Less unamortized debt issuance costs	(233)	(267)
Total long-term debt, net of current maturities and unamortized debt issuance costs	$5,790	$6,249

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

The provisions of the 2015 Loan require the payment of principal and interest until its maturity on September 1, 2022, the obligation fully amortizes over seven (7) years. Interest on the 2015 Loan accrues on the outstanding principal balance at an annual variable rate equal to the published Wall Street Journal prime rate (4.75% at March 31, 2018) plus 2.0% and is adjustable on the first day of each calendar quarter and fixed for that quarter. At no time shall the annual interest rate be less than 6.00%. The 2015 Loan has a prepayment penalty of 5% for any prepayment made prior to the first anniversary of the date of the 2015 Loan Agreement, which penalty is reduced by 1% each year thereafter until the fifth anniversary of such date, after which there is no prepayment penalty. The balance under the 2015 Loan was $1,726,000 and $2,049,000 at March 31, 2018 and 2017, respectively.

The 2015 Loan includes a one-time origination and guaranty fee totaling $113,900 and an annual renewal fee payable in the amount of 0.50% of the USDA guaranteed portion of the outstanding principal balance as of December 31 of each year, beginning December 31, 2015. The USDA has guaranteed 80% of all amounts owing under the 2015 Loan. The Company is subject to financial covenants and customary affirmative and negative covenants. The Company was in compliance with these financial covenants at March 31, 2018.

The Company executed a loan agreement with a lender providing for $5,500,000 in aggregate credit facilities (the “Loan”) secured by substantially all the Company’s assets, including a mortgage on the Company's interest in its lease at the National Energy Laboratory of Hawaii Authority, pursuant to a Term Loan Agreement dated August 14, 2012 (the “Loan Agreement”). The Loan Agreement is evidenced by promissory notes in the amounts of $2,250,000 and $3,250,000, the repayment of which is partially guaranteed under the provisions of a USDA Rural Development Guarantee. The proceeds of the Loan were used to acquire processing equipment and leasehold improvements at its Kona, Hawaii facility.

The provisions of the Loan required the payment of interest only for the first 12 months of the term; thereafter, and until its maturity on August 14, 2032, the obligation fully amortizes over nineteen (19) years. Interest on the Loan accrues on the outstanding principal balance at an annual variable rate equal to the published Wall Street Journal prime rate (4.75% at March 31, 2018) plus 1.0% and is adjustable on the first day of each calendar quarter and fixed for that quarter. At no time shall the annual interest rate be less than 5.50%. The balance under this Loan was $4,648,000 and $4,854,000 at March 31, 2018 and 2017, respectively.

The Loan included a one-time origination and guaranty fees totaling $214,500 and an annual renewal fee payable in the amount of 0.25% of the USDA guaranteed portion of the outstanding principal balance as of December 31 of each year, beginning December 31, 2012. The USDA has guaranteed 80% of all amounts owing under the Loan. The Company is subject to financial covenants and customary affirmative and negative covenants. The Company was in compliance with these financial covenants at March 31, 2018.

On October 6, 2017, the Company entered into an Equipment Finance Agreement (the “Equipment Agreement”) with a lender, which provides up to $175,000 of financing for equipment. The interest rate on this loan is 4.75%. The provisions of the Equipment Agreement require the payment of principal and interest until its maturity on October 31, 2022, the obligation fully amortizes over five (5) years. The balance under this loan was $156,000 at March 31, 2018. $65,000 of the proceeds from this loan are classified as restricted cash until drawn upon to acquire the equipment.

Capital Leases

In August 2016, the Company executed a capital lease agreement with Thermo Fisher Financial providing for $52,000 in equipment, secured by the equipment financed. The capital lease matures in May 2019 and is payable in 36 equal monthly payments. The interest rate under this capital lease is 12.90%. The balance under this lease was $28,000 and $43,000 at March 31, 2018 and 2017, respectively.

In February 2016, the Company executed a capital lease agreement with Bank of the West providing for $51,000 in equipment, secured by the equipment financed. The capital lease matures in March 2021 and is payable in 60 equal monthly payments. The interest rate under this capital lease is 4.18%. The balance under this lease was $32,000 and $42,000 at March 31, 2018 and March 31, 2017, respectively.

In July 2015, the Company executed a capital lease agreement with Huntington Technology Finance providing for $174,000 in equipment, secured by the equipment financed. The capital lease matures in July 2020 and is payable in 60 equal monthly payments. The interest rate under this capital lease is 6.57%. The balance under this lease was $88,000 and $121,000 at March 31, 2018 and March 31, 2017, respectively.

In March 2015, the Company executed a capital lease agreement with Thermo Fisher Financial providing for $86,000 in equipment, secured by the equipment financed. The capital lease matures in March 2018 and is payable in 36 equal monthly payments. The interest rate under this capital lease is 6.5%. The balance under this lease was $0 and $30,000 at March 31, 2018 and 2017, respectively.

 Future principal payments under the loan and capital lease agreements as of March 31, 2018 are as follows:

Year ending March 31	(in thousands)
2019	$655
2020	682
2021	690
2022	707
2023	513
Thereafter	3,431
Total principal payments	$6,678

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

The Company leases facilities, equipment and land under operating leases expiring through 2035. The land lease provides for contingent rentals in excess of minimum rental commitments based on a percentage of the Company’s sales. Contingent rental payments for the years ended March 31, 2018, 2017 and 2016 were $49,000, $80,000 and $65,000, respectively.

Future minimum lease payments under non-cancelable operating leases at March 31, 2018 are as follows:

Year ending March 31	(in thousands)
2019	$626
2020	636
2021	536
2022	535
2023	456
Thereafter	3,815
Total minimum lease payments	$6,604

Rent expense, including contingent rent, under operating leases amounted to $578,000, $605,000 and $622,000 for the years ended March 31, 2018, 2017 and 2016, respectively.

Note 8 Other Commitments and Contingencies

From time to time, the Company may become party to lawsuits and claims that arise in the ordinary course of business relating to employment, intellectual property, and other matters. There were no significant legal matters outstanding at March 31, 2018.

As of March 31, 2018, the Company has entered into purchase obligations of $449,000, including agreements to purchase goods or services that are enforceable, are legally binding and specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations do not include agreements that are cancelable without penalty.

Note 9 Share-Based Compensation

 As of March 31, 2018, the Company had two equity-based compensation plans: the 2016 Equity Incentive Plan (the 2016 Plan) and the 2014 Independent Director Stock Option and Restricted Stock Grant Plan (the “2014 Directors Plan”). The Company has also issued stock options, which remain outstanding as of March 31, 2018, under two equity-based compensation plans which have expired according to their terms: the 2005 Stock Option Plan (the “2005 Plan”) and the 2004 Independent Director Stock Option and Stock Grant Plan (the “2004 Directors Plan”). These plans allowed the Company to award stock options and shares of restricted common stock to eligible employees, certain outside consultants and independent directors. No additional awards will be issued under the 2005 Plan or the 2004 Directors Plan.

On August 25, 2016, the Company’s shareholders approved the 2016 Plan as a successor to the 2005 Plan, authorizing the Board of Directors to provide incentive to the Company’s officers, employees and certain independent consultants through equity based compensation in the form of stock options, restricted stock, restricted stock units, stock appreciation rights and other stock based awards (together, “Stock Awards”) and performance shares and performance units (together, “Performance Awards”). Awards under the 2016 Plan are limited to the authorized amount of 1,300,000 shares, up to 600,000 of which are available for issuance in connection with Performance Awards and Stock Awards. As of March 31, 2018, there were 1,131,992 shares available for grant under the 2016 Plan.

On August 28, 2014, the Company’s shareholders approved the 2014 Directors Plan authorizing the Board of Directors to provide incentive to the Company’s independent directors through equity based compensation in the form of stock options and restricted stock. Awards under the 2014 Directors Plan are limited to the authorized amount of 350,000 shares. As of March 31, 2018, there were 231,623 shares available for grant under the 2014 Directors Plan.

The following table presents shares authorized, available for future grant and outstanding under each of the Company’s plans:

	As of March 31, 2018
	Authorized	Available	Outstanding

2016 Plan	1,300,000	1,131,992	159,675
2014 Directors Plan	350,000	231,623	12,000
2005 Plan	—	—	445,400
2004 Directors Plan	—	—	12,000
Total	1,650,000	1,363,615	629,075

Stock Options

All stock option grants made under the equity-based compensation plans were issued at exercise prices no less than the Company’s closing stock price on the date of grant. Options under the 2016 Plan, 2005 Plan and 2014 Directors Plan were determined by the Board of Directors or the Compensation Committee of the Board of Directors in accordance with the provisions of the respective plans. The terms of each option grant include vesting, exercise, and other conditions are set forth in a Stock Option Agreement evidencing each grant. No option can have a life in excess of ten (10) years. The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model. The model requires various assumptions, including a risk-free interest rate, the expected term of the options, the expected stock price volatility over the expected term of the options, and the expected dividend yield. Compensation expense for employee stock options is recognized ratably over the vesting term. Compensation expense recognized for options issued under the Plans was $62,000, $154,000 and $587,000 for the years ended March 31, 2018, 2017 and 2016, respectively.

 A summary of option activity under the Company’s stock plans for the years ended March 31, 2018, 2017 and 2016 is presented below:

Option Activity	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at March 31, 2015	1,433,216	$4.08	6.4	$6,221,909
Granted	6,000	5.91
Exercised	(21,800)	3.26
Forfeited	(732,416)	3.59
Outstanding at March 31, 2016	685,000	$4.65	5.7	$566,323
Granted	6,000	4.08
Exercised	(18,000)	2.77
Forfeited	(170,000)	6.44
Outstanding at March 31, 2017	503,000	$4.10	4.7	$145,946
Granted	120,000	3.53
Exercised	(29,150)	2.59
Forfeited	(3,700)	4.50
Expired	(750)	1.60
Outstanding at March 31, 2018	589,400	$4.06	4.9	$675,300
Exercisable at March 31, 2018	469,400	$4.20	3.8	$486,900

The aggregate intrinsic value in the table above is before applicable income taxes and represents the excess amount over the exercise price optionees would have received if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price of $5.10, $3.85, $4.98 and $8.42 at March 31, 2018, 2017, 2016 and 2015 respectively. The total intrinsic value of stock options exercised during fiscal years 2018, 2017 and 2016 were $67,000, $23,000 and $58,000, respectively.

A summary of the Company’s non-vested options for the year ended March 31, 2018 is presented below:

Nonvested Options	Shares	Weighted Average Grant-Date Fair Value
Nonvested at March 31, 2017	19,500	$2.93
Granted	120,000	1.81
Vested	(19,500)	2.93
Nonvested at March 31, 2018	120,000	$1.81

The weighted average grant-date fair value of stock options granted during fiscal years 2018, 2017 and 2016 was $67,000, $5,000 and $7,000, respectively. The total grant-date fair values of stock options that vested during fiscal years 2018, 2017 and 2016 were $57,000, $332,000 and $651,000, respectively.

The following table summarizes the weighted average characteristics of outstanding stock options as of March 31, 2018:

			Outstanding Options			Exercisable Options
Range of Exercise Prices			Number of Shares	Remaining Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$1.60	-	$3.70	172,200	5.3	$3.05	97,200	$2.81
$3.71	-	$4.42	239,700	4.7	$3.83	194,700	$3.83
$4.43	-	$5.40	95,000	5.2	$5.00	95,500	$5.00
$5.41	-	$7.08	82,500	4.6	$5.77	82,500	$5.77
Total stock options			589,400	4.9	$4.06	469,400	$4.20

The range of fair value assumptions related to options granted during the years ended March 31, 2018, 2017 and 2016 were as follows:

	2018	2017	2016
Exercise Price	$3.83	$4.08	$5.91
Volatility	51.91%	51.13%	50.00%
Risk Free Rate	2.50%	0.60%	0.22%
Vesting Period (in years)	3.0	0.5	0.5
Forfeiture Rate	0.00%	0.00%	0.00%
Expected Life (in years)	6.00	1.00	1.00
Dividend Rate	0%	0%	0%

As of March 31, 2018, total unrecognized stock-based compensation expense related to all unvested stock options was $181,000, which is expected to be expensed over a weighted average period of 2.3 years.

Restricted Stock

Grants of fully vested restricted stock issued to Non-Employee Directors was 57,501, 19,117 and 13,198 shares for the three years ended March 31, 2018, 2017 and 2016, respectively. Compensation expense recognized for fully vested restricted stock grants issued under the 2014 Directors Plan was $276,000, $78,000 and $78,000 for the three years ended March 31, 2018, 2017 and 2016, respectively.

Restricted Stock Units (“RSUs”)

RSUs are service-based awards granted to eligible employees under our 2016 Plan. Compensation expense recognized for RSUs issued under the 2016 Plan was $62,000, $0 and $0 for the years ended March 31, 2018, 2017 and 2016, respectively.

The following table summarizes information related to awarded RSUs:

Nonvested Restricted Stock Units	Shares	Weighted Average Grant Price
Nonvested restricted stock units at March 31, 2017	25,000	$3.85
Granted	28,074	$3.92
Vested	(8,333)	$3.85
Exercised	—	$—
Forfeited	(5,066)	$3.92
Nonvested restricted stock units at March 31, 2018	39,675	$3.89

As of March 31, 2018, total unrecognized stock-based compensation expense related to unvested restricted stock units was $122,730.

On April 5, 2018, 1,474 RSUs were awarded to employees of the Company. This award is valued at $5.25 per share, the closing market price of Cyanotech common stock on the grant date, and vests over a period of two years.

 Note 10 Common and Preferred Stock

The Company has authorized a total of sixty million shares of which fifty million shares are authorized common stock and ten million shares are authorized preferred stock. None of the preferred stock was issued or outstanding at March 31, 2018 and 2017. Under the terms of the Company’s Amended and Restated Articles of Incorporation, the Board of Directors is authorized to determine or alter the rights, preferences, privileges and restrictions of the Company’s authorized but unissued shares of preferred stock.

Note 11 Earnings (Loss) Per Share

Basic earnings (loss) per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the potentially dilutive effect of outstanding stock options using the treasury stock method.

Reconciliations between the numerator and the denominator of the basic and diluted income (loss) per share computations for the years ended March 31, 2018, 2017 and 2016 are as follows:

	Net Income (loss) (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except per share amounts)
Year ended March 31, 2018:
Basic income per share	$1,025	5,709	$0.18
Effective dilutive securities—Common stock options	—	72	—
Diluted income per share	$1,025	5,781	$0.18
Year ended March 31, 2017:
Basic and diluted loss per share	$(1,215)	5,658	$(0.21)
Year ended March 31, 2016:
Basic and diluted loss per share	$(4,395)	5,581	$(0.79)

Basic and diluted per share amounts are the same in periods of a net loss, because common share equivalents are anti-dilutive when a net loss is recorded. Diluted earnings per share does not include the impact of common stock options totaling 120,000, 6,000 and 58,000 for the fiscal years ending March 31, 2018, 2017 and 2016, respectively, as the effect of their inclusion would be anti-dilutive. Restricted stock units become dilutive within the period granted and remain dilutive until the units vest and are issued as common stock. Diluted earnings per share does not include the impact of restricted stock units totaling 39,675 and 25,000 for the fiscal years ending March 31, 2018 and 2017, as the effect of their inclusion would be anti-dilutive.

Note 12 Profit Sharing Plan and 401k Plan

The Company sponsors a profit sharing plan for all employees not covered under a separate management incentive plan. Under the profit sharing plan, a percentage determined by the Board of Directors of pre-tax profits on a quarterly basis may be allocated to non-management employees at management’s discretion. The profit sharing bonus may be distributed all in cash on an after-tax basis or distributed half in cash (on an after-tax basis) and the remainder deposited in an employee’s 401(k) account on a pre-tax basis. Employees may also make voluntary pre-tax contributions to their 401(k) accounts. Compensation expense under this plan was approximately $91,000, $4,000 and $0 for the fiscal years ended March 31, 2018, 2017 and 2016, respectively. Additionally, the Company makes a retirement contribution to all employees individual 401(k) accounts equal to two percent of each employee’s base pay for each bi-weekly pay period on a pre-tax basis. Retirement expense under this plan was approximately $117,000, $139,000 and $147,000 for fiscal years ended March 31, 2018, 2017 and 2016, respectively.

Note 13 Product Line and Geographic Information

Net sales by product line for the years 2018, 2017 and 2016 are as follows:

	2018	2017	2016
	(in thousands)
Net sales:
Natural astaxanthin products
BioAstin®	$21,650	$19,357	$19,829
Spirulina products
Spirulina Pacifica®	12,465	12,685	12,011
	$34,115	$32,042	$31,840

Net sales by geographic region for the years 2018, 2017 and 2016 are as follows:

	2018		2017		2016
	(dollars in thousands)
Net sales(1):
United States	$26,348	77%	$22,978	72%	$22,711	71%
Asia / Pacific	3,238	9%	4,017	13%	4,130	13%
Europe	2,540	8%	3,652	11%	2,990	9%
Other	1,989	6%	1,395	4%	2,009	7%
	$34,115	100%	$32,042	100%	$31,840	100%

(1)	Net sales are attributed to countries based on location of customer.

Note 14 Income Taxes

Income tax benefit (expense) for the years ended March 31, 2018, 2017 and 2016 consisted of:

	2018	2017	2016
	(in thousands)
Current:
Federal	$112	$(2)	$(1)
State	(2)	(3)	23
Total current benefit (expense)	110	(5)	22
Deferred:
Federal	—	—	(3,027)
State	—	—	(323)
Total deferred expense	—	—	(3,350)
Income tax benefit (expense)	$110	$(5)	$(3,328)

On December 22, 2017 H.R. 1, originally known as the Tax Cuts and Jobs Act, (the “Tax Act”) was enacted. Among the significant changes to the U.S. Internal Revenue Code, the Tax Act lowers the U.S. federal corporate income tax rate (“Federal Tax Rate”) from 34% to 21% effective January 1, 2018. The Company computed its income tax expense for the March 31, 2018 fiscal year using a blended Federal Tax Rate of 30.79%. The 21% Federal Tax Rate will apply to fiscal years ending March 31, 2019 and each year thereafter.

          On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. Upon enactment of the Tax Act, as a result of the rate reduction, the Company re-measured its net deferred tax assets and liabilities using the Federal Tax Rate that will apply when those amounts are expected to reverse, resulting in a write-down of $1.2 million. Because there is a full valuation allowance against these assets, the valuation allowance was reduced accordingly and there was no effect on the provision (benefit) for income taxes.  The Company has completed the accounting for the income tax effects of the Tax Act as of March 31, 2018 and has determined that the amount identified as provisional in the quarter ended December 31, 2018 was a materially correct amount. As a result, no measurement period adjustments have been recorded.

The following table reconciles the amount of income taxes computed at the federal blended rate of 30.79% for the year ended March 31, 2018 and 34% for the years ended March 31, 2017 and 2016, to the amount reflected in the Company’s consolidated statements of operations for the years ended March 31, 2018, 2017 and 2016:

	2018	2017	2016
	(in thousands)
Tax provision at federal statutory income tax rate	$(282)	$411	$363
Stock based compensation	(11)	(281)	(128)
Decrease (increase) in valuation allowance	1,565	(158)	(3,564)
State income taxes benefit (expense), net of federal income tax effect	(36)	49	25
State rate adjustment	3	(1)	1
AMT Credit	112	—	—
Tax Cuts and Jobs Act	(1,244)	—	—
Other, net	3	(25)	(25)
Income tax benefit (expense)	$110	$(5)	$(3,328)

The tax effects of temporary differences related to various assets, liabilities and carry forwards that give rise to deferred tax assets and deferred tax liabilities as of March 31, 2018 and 2017 are as follows:

	2018	2017
	(in thousands)
Deferred tax assets:
Net operating loss carry forwards	$2,903	$4,325
Inventory	295	405
Compensation accrual	153	187
Tax credit carry forwards	36	147
Other	22	40
Gross deferred tax assets	3,409	5,104
Less valuation allowance	(2,158)	(3,722)
Net deferred tax assets	1,251	1,382
Deferred tax liability- Depreciation and amortization	(1,251)	(1,382)
Net deferred tax assets	$—	$—

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

At March 31, 2018, the Company has net operating loss carry forwards and tax credit carry forwards available to offset future federal income tax as follows (in thousands):

Expires March 31,	Net Operating Losses	Research and Experimentation Tax Credits
2020	$—	$8
2021	—	2
2022	2,839	—
2023	1,863	1
2026	159	—
2027	2,665	1
2028	1,612	16
2031	389	—
2032	44	—
2033	76	—
2034	392	—
2035	18	—
2037	1,681	—
Indefinite carryforward	266	—
	$12,004	$28

Under the Tax Act, the corporate Alternative Minimum Tax (AMT) was repealed. Taxpayers with AMT credit carryovers can use the credits to offset regular tax liability for any taxable year. In addition, the AMT credit is refundable in any taxable year beginning after 2017 and before 2022 in an amount equal to 50% (100% in the case of taxable years beginning in 2021) of the excess of the minimum tax credit for the taxable year over the amount of the credit allowable for the year against regular tax liability. Thus, a taxpayers’ entire AMT credit carryforward amounts are fully refundable by 2022. The Company has an AMT credit carryforward of $120,000 as of March 31, 2018. The Company has reduced the AMT credit carryforward by applying the current 6.6% sequestration rate. As a result, $8,000 is still available to reduce future federal regular income taxes over an indefinite period. The Company will request the following refunds of $112,000 for the tax years ended March 31, 2018 through March 31, 2022:

Tax Year Ended:	AMT Credit Refund Request
March 31, 2018	$56,000
March 31, 2019	28,000
March 31, 2020	14,000
March 31, 2021	7,000
March 31, 2022	7,000
$112,000

At March 31, 2018, the Company has state tax net operating loss carry forwards available to offset future California state taxable income of $746,000. These carry forwards expire March 31, 2030 through 2037. At March 31, 2018, the Company has state tax net operating loss carry forwards available to offset future Hawaii state taxable income of $6,532,000. These carry forwards expire March 31, 2030 through 2037.

The following represents the open tax years and jurisdictions that the Company used in its evaluation of tax positions:

Open tax years ending March 31,			Jurisdiction
2015	-	2018	U.S. Federal
2015	-	2018	State of Hawaii
2014	-	2018	State of California

Note 15 Selected Quarterly Financial Data (Unaudited)

	First Quarter(1)	Second Quarter(1)	Third Quarter(1)	Fourth Quarter (1)	Year
	(in thousands, except per share data)
2018
Net sales	$8,809	$8,055	$9,150	$8,101	$34,115
Gross profit	3,603	3,620	4,240	1,908	13,371
Net income (loss)	501	475	1,107	(1,058)	1,025
Net income (loss) per share
Basic and diluted	0.09	0.08	0.19	(0.18)	0.18

2017
Net sales	$7,322	$9,862	$7,605	$7,253	$32,042
Gross profit	2,821	3,885	2,857	2,661	12,224
Net income (loss)	(691)	99	(349)	(274)	(1,215)
Net income (loss) per share
Basic and diluted	(0.12)	0.02	(0.06)	(0.05)	(0.21)

(1)

The first, second, third and fourth quarters of 2018 include abnormal production costs of $9,000, $75,000, $4,000 and $720,000, respectively. The first, second, third and fourth quarters of 2017 include abnormal production costs of $28,000, $73,000, $148,000 and $5,000, respectively.

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

Management’s Report on Internal Control over Financial Reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management evaluated the effectiveness of our internal control over financial reporting as of March 31, 2018. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control - Integrated Framework” (2013 Framework). Based on our assessment, using those criteria, management concluded that our internal control over financial reporting was effective as of March 31, 2018.

Changes in Internal Control over Financial Reporting.

There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Information with respect to Directors may be found under captions “Proposal One: Election of Directors,” “Board Meetings and Committees,” “Director Compensation,” “Security Ownership of Certain Beneficial Owners and Management: and “Compliance with Section 16(a) of the Exchange Act” contained in Cyanotech’s definitive 2018 Proxy Statement. Information on Executive Officers may be found under the caption “Executive Officers” contained in Cyanotech’s definitive 2018 Proxy Statement.

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

The information required by this Item is incorporated herein by reference from the sections captioned “Executive Compensation and Other Information,” “Equity Compensation Plan Information” and “Option Grants in Fiscal Year 2018,” contained in Cyanotech’s definitive 2018 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The security ownership information required by this Item is incorporated herein by reference from the sections captioned “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” contained in Cyanotech’s definitive 2018 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item, if any, is incorporated herein by reference from the sections captioned “Related Party Transactions” contained in Cyanotech’s definitive 2018 Proxy Statement.

Item 14.	Principal Accountant Fees and Services

Information concerning principal accountant fees and services appears under the heading “Independent Registered Public Accounting Firm’s Fees” in Cyanotech’s definitive 2018 Proxy Statement.

PART IV

Item 15.     Exhibits and Financial Statement Schedule

(a)		Financial Statements and Schedule

	(1)	The following Financial Statements of Cyanotech Corporation and subsidiary and the Report of Independent Registered Public Accounting Firm are included in Item 8 of this report:
		Report of Independent Registered Public Accounting Firm	25
		Consolidated Balance Sheets as of March 31, 2018 and 2017	26
		Consolidated Statements of Operations for the years ended March 31, 2018, 2017 and 2016	27
		Consolidated Statements of Stockholders’ Equity for the years ended March 31, 2018, 2017 and 2016	28
		Consolidated Statements of Cash Flows for the years ended March 31, 2018, 2017 and 2016	29
		Notes to Consolidated Financial Statements	30

	(2)	The following financial statement schedule is included in this report on the pages indicated below:
		Schedule II—Valuation and Qualifying Accounts	51

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
10.5

Settlement Agreement, by and between Brent D. Bailey and the Company, dated April 6, 2017 (Incorporated by reference as Exhibit 10.1 to the Company’s Report on Form 8-K filed on April 11, 2017, File No. 0-14602)

10.6

Term Loan Agreement between Pacific Rim Bank (“Pacific Rim”) and both the Company and Nutrex Hawaii, Inc. (“Nutrex”); Promissory Notes in favor of Pacific Rim in the amounts of $2,250,000 and $3,250,000, issued by the Company and Nutrex, dated September 7, 2012; Mortgage, Security Agreement and Financing Statement between the Company and Pacific Rim; Assignment of Lessor’s Interest in Leases and Rents between the Company and Pacific Rim; Security Agreement and UCC Financing Statement between the Company and Pacific Rim; United States Department of Agriculture Rural Development (“USDA”) Conditional Commitments; Hazardous Substances Certificate and Indemnity Agreement; Assignment of Construction Contract between the Company and No’Eau Construction LLC; Sublessor’s Consent to Mortgage of Sublease K-4; Estoppel Certificate and Subordination Agreement, given by the Natural Energy Laboratory of Hawaii Authority, State of Hawaii, as Sublessor; Security Agreement and UCC Financing Statement between Nutrex and Pacific Rim. (Incorporated by reference as Exhibit 4.1 to the Company’s Report on Form 10-Q filed on November 9, 2012, File No. 0-14602)

10.7

Term Loan Agreement between First Foundation Bank (“First Foundation”) and both the Company and Nutrex; Promissory Note in favor of First Foundation in the amount of $2,500,000, issued by the Company and Nutrex, dated July 30, 2015; Mortgage, Security Agreement and Financing Statement between the Company and First Foundation; Assignment of Lessor’s Interest in Leases and Rents between the Company and First Foundation; Security Agreement and UCC Financing Statement between the Company and First Foundation; Security Agreement and UCC Financing Statement between Nutrex and First Foundation; USDA Conditional Commitments; Hazardous Substances Certificate and Indemnity Agreement; Sublessor’s Consent to Mortgage of Sublease K-4; Estoppel Certificate and Subordination Agreement. (Incorporated by reference as Exhibits 4.1, 4.2, 4.3, 4.4, 4.5, 4.6, 4.7, 4.8, 4.9 to the Company’s Report on Form 10-Q filed on November 12, 2015, File No. 0-14602)

10.8	2014 Independent Director Stock Option and Restricted Stock Grant Plan (Incorporated by reference to the Company’s Definitive Proxy Statement filed July 18, 2014, File No. 0-14602)
10.9	2016 Equity Incentive Plan (Incorporated by reference to the Company’s Definitive Proxy Statement filed July 15, 2016, File No. 0-14602).
10.10

Revolving Credit Agreement, by and between First Foundation Bank and the Company, dated June 3, 2016. (Incorporated by reference as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 1, 2016, File No. 0-14602).

10.11

Executive Employment Agreement by and between Mawae Rex Morton and the Company, dated July 14, 2017. (Incorporated by reference as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 17, 2017, File No. 0-14602).

21.1	Subsidiaries of the Company (Incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2012, File No. 0-14602)
23.1*	Consent of Independent Registered Public Accounting Firm signed June 15, 2018—Grant Thornton LLP
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of June 15, 2018.
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of June 15, 2018.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed as of June 15, 2018.
99.1*	Press Release dated June 15, 2018
101

The following financial information from our Annual Report on Form 10-K for fiscal year ended March 31, 2018, filed with the SEC on June 15, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets at March 31, 2018 and 2017, (ii) the Consolidated Statements of Operations for the years ended March 31, 2018, 2017 and 2016, (iii) the Consolidated Statements of Stockholders’ Equity for the years ended March 31, 2018, 2017 and 2016, (iv) the Consolidated Statements of Cash Flows for the years ended March 31, 2018 and 2017, and (v) Notes to Consolidated Financial Statements.

*	Included herewith. Other exhibits were filed as shown above.

Schedule II

Cyanotech Corporation and Subsidiary

Valuation and Qualifying Accounts

Years Ended March 31, 2018, 2017 and 2016

(in thousands)

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expense	Charged to Other Accounts	Deductions	Balance at End of Year
Allowance for Doubtful Accounts:
2018	$49	$—	$—	$22	$27
2017	136	—	—	87	49
2016	6	130	—	—	136

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of June, 2018.

CYANOTECH CORPORATION

By:	/s/ Mawae R. Morton
Mawae R. Morton
Chief Executive Officer; Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Mawae R. Morton	Chief Executive Officer; Director	June 15, 2018
Mawae R. Morton

/s/ Jole Deal	Chief Financial Officer, Vice President—Finance and Administration,	June 15, 2018
Jole Deal	Secretary and Treasurer (Principal Financial and Accounting Officer)

/s/ Michael A. Davis	Chairman of the Board	June 15, 2018
Michael A. Davis

/s/ Gerald R. Cysewski, PH.D.	Chief Scientific Officer and Vice Chairman of the Board	June 15, 2018
Gerald R. Cysewski

/s/ Nancy E. Katz	Director	June 15, 2018
Nancy Katz

/s/ Walter B. Menzel	Director	June 15, 2018
Walter B. Menzel

/s/ David M. Mulder	Director	June 15, 2018
David M. Mulder

/s/ David L. Vied	Director	June 15, 2018
David L. Vied

Exhibit Number	Document Description
3.1	Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, filed November 9, 2012, File No. 0-14602).
3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to the Company’s Report on Form 8-K filed January 13, 2010, File No. 0-14602)
4.1	Specimen Common Stock (Incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2007, File No. 0-14602)
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
10.5

Settlement Agreement, by and between Brent D. Bailey and the Company, dated April 6, 2017 (Incorporated by reference as Exhibit 10.1 to the Company’s Report on Form 8-K filed on April 11, 2017, File No. 0-14602)

10.6

Term Loan Agreement between Pacific Rim Bank (“Pacific Rim”) and both the Company and Nutrex Hawaii, Inc. (“Nutrex”); Promissory Notes in favor of Pacific Rim in the amounts of $2,250,000 and $3,250,000, issued by the Company and Nutrex, dated September 7, 2012; Mortgage, Security Agreement and Financing Statement between the Company and Pacific Rim; Assignment of Lessor’s Interest in Leases and Rents between the Company and Pacific Rim; Security Agreement and UCC Financing Statement between the Company and Pacific Rim; United States Department of Agriculture Rural Development (“USDA”) Conditional Commitments; Hazardous Substances Certificate and Indemnity Agreement; Assignment of Construction Contract between the Company and No’Eau Construction LLC; Sublessor’s Consent to Mortgage of Sublease K-4; Estoppel Certificate and Subordination Agreement, given by the Natural Energy Laboratory of Hawaii Authority, State of Hawaii, as Sublessor; Security Agreement and UCC Financing Statement between Nutrex and Pacific Rim. (Incorporated by reference as Exhibit 4.1 to the Company’s Report on Form 10-Q filed on November 9, 2012, File No. 0-14602)

10.7

Term Loan Agreement between First Foundation Bank (“First Foundation”) and both the Company and Nutrex; Promissory Note in favor of First Foundation in the amount of $2,500,000, issued by the Company and Nutrex, dated July 30, 2015; Mortgage, Security Agreement and Financing Statement between the Company and First Foundation; Assignment of Lessor’s Interest in Leases and Rents between the Company and First Foundation; Security Agreement and UCC Financing Statement between the Company and First Foundation; Security Agreement and UCC Financing Statement between Nutrex and First Foundation; USDA Conditional Commitments; Hazardous Substances Certificate and Indemnity Agreement; Sublessor’s Consent to Mortgage of Sublease K-4; Estoppel Certificate and Subordination Agreement. (Incorporated by reference as Exhibits 4.1, 4.2, 4.3, 4.4, 4.5, 4.6, 4.7, 4.8, 4.9 to the Company’s Report on Form 10-Q filed on November 12, 2015, File No. 0-14602)

10.8	2014 Independent Director Stock Option and Restricted Stock Grant Plan (Incorporated by reference to the Company’s Definitive Proxy Statement filed July 18, 2014, File No. 0-14602)
10.9	2016 Equity Incentive Plan (Incorporated by reference to the Company’s Definitive Proxy Statement filed July 15, 2016, File No. 0-14602).
10.10

Revolving Credit Agreement, by and between First Foundation Bank and the Company, dated June 3, 2016. (Incorporated by reference as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 1, 2016, File No. 0-14602).

10.11

Executive Employment Agreement by and between Mawae Rex Morton and the Company, dated July 14, 2017. (Incorporated by reference as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 17, 2017, File No. 0-14602).

21.1	Subsidiaries of the Company (Incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2012, File No. 0-14602)
23.1*	Consent of Independent Registered Public Accounting Firm signed June 15, 2018—Grant Thornton LLP
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of June 15, 2018.
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of June 15, 2018.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed as of June 15, 2018.
99.1*	Press Release dated June 15, 2018.
101

The following financial information from our Annual Report on Form 10-K for fiscal year ended March 31, 2018, filed with the SEC on June 15, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets at March 31, 2018 and 2017, (ii) the Consolidated Statements of Operations for the years ended March 31, 2018, 2017 and 2016, (iii) the Consolidated Statements of Stockholders’ Equity for the years ended March 31, 2018, 2017 and 2016, (iv) the Consolidated Statements of Cash Flows for the years ended March 31, 2018 and 2017, and (v) Notes to Consolidated Financial Statements.