Form 10-K/A
period 2018-03-31
CYANOTECH CORP
filed 2018-06-21
CIK 768408

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

Number of shares outstanding of Registrant’s Common Stock at June 20, 2018 was 5,772,032.

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended March 31, 2018, originally filed with the Securities and Exchange Commission on June 15, 2018 (the “Original Filing”).  We are filing this Amendment to amend and restate Part II, Item 8 of the Original Filing to correct typographical errors in the REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM. The dates referenced in the Original filing's REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM - Opinion on the financial statements - as December 31, 2018 and 2017 have been amended to show March 31, 2018 and 2017.

In addition, as required by Rule 12b-5 under the Securities Exchange Act of 1934, as amended, new certifications by our principle executive officer and our principle financial officer are filed as exhibits to this amendment.

Except as described above, no other changes have been made to the Original Filing.  The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.  Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC subsequent to the Original Filing.

i

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Cyanotech Corporation

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Cyanotech Corporation (a Nevada corporation) and subsidiary (the “Company”) as of March 31, 2018 and 2017, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2018, and the related notes and schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

PART IV

Item 15.     Exhibits and Financial Statement Schedule

(a)		Financial Statements and Schedule

	(1)	The following Financial Statements of Cyanotech Corporation and subsidiary and the Report of Independent Registered Public Accounting Firm are included in Item 8 of this report:
		Report of Independent Registered Public Accounting Firm	1
		Consolidated Balance Sheets as of March 31, 2018 and 2017	2
		Consolidated Statements of Operations for the years ended March 31, 2018, 2017 and 2016	3
		Consolidated Statements of Stockholders’ Equity for the years ended March 31, 2018, 2017 and 2016	4
		Consolidated Statements of Cash Flows for the years ended March 31, 2018, 2017 and 2016	5
		Notes to Consolidated Financial Statements	3

	(2)	The following financial statement schedule is included in this report on the pages indicated below:
		Schedule II—Valuation and Qualifying Accounts	24

Financial statement schedules not listed above have been omitted since they are either not required, not applicable or the information is included in the consolidated financial statements or notes thereto.

(b)	Exhibit Listing

Exhibit
23.1*	Consent of Independent Registered Public Accounting Firm signed June 15, 2018—Grant Thornton LLP
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of June 21, 2018.
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of June 21, 2018.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed as of June 21, 2018.
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 21st day of June, 2018.

CYANOTECH CORPORATION

By:	/s/ Mawae R. Morton
Mawae R. Morton
Chief Executive Officer; Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Mawae R. Morton	Chief Executive Officer; Director	June 21, 2018
Mawae R. Morton

/s/ Jole Deal	Chief Financial Officer, Vice President—Finance and Administration,	June 21, 2018
Jole Deal	Secretary and Treasurer (Principal Financial and Accounting Officer)

/s/ Michael A. Davis	Chairman of the Board	June 21, 2018
Michael A. Davis

/s/ Gerald R. Cysewski, PH.D.	Chief Scientific Officer and Vice Chairman of the Board	June 21, 2018
Gerald R. Cysewski

/s/ Nancy E. Katz	Director	June 21, 2018
Nancy Katz

/s/ Walter B. Menzel	Director	June 21, 2018
Walter B. Menzel

/s/ David M. Mulder	Director	June 21, 2018
David M. Mulder

/s/ David L. Vied	Director	June 21, 2018
David L. Vied