Form 10-Q
period 2018-06-30
CYANOTECH CORP
filed 2018-08-13
CIK 768408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended June 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Number of common shares outstanding as of August 10, 2018:

Title of Class	Shares Outstanding
Common stock - $0.02 par value	5,788,887

  CYANOTECH CORPORATION

FORM 10-Q

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

CYANOTECH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	June 30, 2018	March 31, 2018
ASSETS
Current assets:
Cash	$935	$1,329
Accounts receivable, net of allowance for doubtful accounts of $27 at June 30, 2018 and $27 at March 31, 2018	2,804	2,664
Inventories, net	9,487	9,034
Prepaid expenses and other current assets	593	590
Total current assets	13,819	13,617

Equipment and leasehold improvements, net	15,432	15,734
Restricted cash	—	65
Other assets	280	291
Total assets	$29,531	$29,707

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$1,250	$500
Current maturities of long-term debt	660	655
Customer deposits	300	133
Accounts payable	3,735	3,527
Accrued expenses	1,000	892
Total current liabilities	6,945	5,707

Long-term debt, less current maturities	5,636	5,790
Other long-term liabilities	98	103
Total liabilities	12,679	11,600

Commitments and contingencies

Stockholders’ equity:
Preferred stock of $0.01 par value, authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock of $0.02 par value, authorized 50,000,000 shares; 5,788,887 shares issued and outstanding at June 30, 2018 and 5,772,032 at March 31, 2018	116	115
Additional paid-in capital	32,070	32,051
Accumulated deficit	(15,334)	(14,059)
Total stockholders’ equity	16,852	18,107
Total liabilities and stockholders’ equity	$29,531	$29,707

See accompanying Notes to Condensed Consolidated Financial Statements.

CYANOTECH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,
	2018	2017

NET SALES	$7,145	$8,809
COST OF SALES	5,309	5,206
Gross Profit	1,836	3,603

OPERATING EXPENSES:
General and administrative	1,372	1,352
Sales and marketing	1,423	1,489
Research and development	208	142
Total operating expenses	3,003	2,983

(Loss) income from operations	(1,167)	620

Interest expense, net	130	108

(Loss) income before income tax	(1,297)	512

INCOME TAX (BENEFIT) EXPENSE	(22)	11

NET (LOSS) INCOME	$(1,275)	$501

NET (LOSS) INCOME PER SHARE:
Basic	$(0.22)	$0.09
Diluted	$(0.22)	$0.09

SHARES USED IN CALCULATION OF NET (LOSS) INCOME PER SHARE:
Basic	5,785	5,685
Diluted	5,785	5,719

See accompanying Notes to Condensed Consolidated Financial Statements.

CYANOTECH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended June 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,275)	$501
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	475	479
Amortization of debt issue costs and other assets	19	15
Share-based compensation expense	34	31
Net (increase) decrease in assets:
Accounts receivable	(140)	(484)
Inventories	(453)	(9)
Prepaid expenses and other assets	(3)	138
Net increase (decrease) in liabilities:
Customer deposits	167	(40)
Accounts payable	208	(534)
Accrued expenses	108	130
Deferred rent and other liabilities	(5)	(17)
Net cash (used in) provided by operating activities	(865)	210

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in equipment and leasehold improvements	(173)	(56)
Net cash used in investing activities	(173)	(56)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net draws (payments) on line of credit	750	(111)
Principal payments on long-term debt	(141)	(130)
Payments on capitalized leases	(16)	(21)
Withholding on restricted stock unit vesting	(32)	—
Proceeds from stock options exercised	18	—
Net cash provided by (used in) financing activities	579	(262)

Net decrease in cash and restricted cash	(459)	(108)

Cash and restricted cash at beginning of period	1,394	1,407

Cash at end of period	$935	$1,299

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$103	$104
Income taxes	$—	$—

RECONCILIATION OF CASH AND RESTRICTED CASH AT BEGINNING OF PERIOD:
Cash	$1,329	$1,407
Restricted cash	65	—
Total cash and restricted cash at beginning of period	$1,394	$1,407

See accompanying Notes to Condensed Consolidated Financial Statements.

CYANOTECH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018
(Unaudited)

1.	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information pursuant to the instructions to Form 10-Q and Regulation S-X of the Securities and Exchange Commission (SEC). These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, and Condensed Consolidated Statements of Cash Flows for the periods presented in accordance with GAAP. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year. The Condensed Consolidated Balance Sheet as of March 31, 2018 was derived from the audited consolidated financial statements. These condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements for the year ended March 31, 2018, contained in the Company’s annual report on Form 10-K as filed with the SEC on June 15, 2018.

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

Liquidity

As of June 30, 2018, the Company had cash of $0.9 million and working capital of $6.9 million compared to $1.3 million and $7.9 million, respectively, at March 31, 2018. On August 30, 2016, the Credit Agreement, which the Company and First Foundation Bank (the Bank) entered into on June 3, 2016, became effective. The Credit Agreement allows the Company to borrow up to $2.0 million on a revolving basis. At June 30, 2018, the Company had borrowed $1.25 million and had $0.75 million available on the line. The line of credit was renewed on August 30, 2017 and will expire on August 30, 2018. The Company intends to renew or replace it with another line of credit on or before the expiration date.

As of June 30, 2018, the Company had $6.2 million of term loans payable to the Bank that require the payment of principal and interest monthly through August 2032. Pursuant to the term loans, the Company is subject to annual financial covenants, customary affirmative and negative covenants and certain subjective acceleration clauses. As of March 31, 2018, the Company was in compliance with these financial covenants.

Funds generated by operating activities and available cash continue to be the Company’s most significant sources of liquidity for working capital requirements, debt service and funding of maintenance levels of capital expenditures. Based upon the Company’s fiscal year 2019 operating plan and related cash flow projections and the Company’s projected consolidated financial position as of March 31, 2019, cash flows expected to be generated by operating activities and available financing are expected to be sufficient to fund the Company’s operations for at least the next twelve months, and the Company’s current ratio is expected to be in compliance with the annual term loan covenant requirement as of March 31, 2019. However, no assurances can be provided that the Company will achieve its operating plan and cash flow objectives for the next fiscal year or its projected consolidated financial position as of March 31, 2019. Such estimates are subject to change based on future results and such change could cause future results to vary significantly from expected results.

Revenue Recognition

The Company records revenue based on the five-step model which includes: (1) identifying the contract with the customer; (2) identifying the performance obligations in the contract; (3) determining the transaction price; (4) allocating the transaction price to the performance obligations; and (5) recognizing revenue when the performance obligations are satisfied. Substantially all of the Company’s revenue is generated by fulfilling orders for the purchase of our micro algal nutritional supplements to retailers, wholesalers, or direct to consumers via online channels, with each order considered to be a distinct performance obligation. These orders may be formal purchase orders, verbal phone orders, e-mail orders or orders received online. Shipping and handling activities for which the Company is responsible under the terms and conditions of the order are not accounted for as performance obligations but as fulfillment costs. These activities are required to fulfill the Company’s promise to transfer the goods and are expensed when revenue is recognized. The impact of this policy election is insignificant as it aligns with our current practice.

Revenue is measured as the net amount of consideration expected to be received in exchange for fulfilling a performance obligation. The Company has elected to exclude sales, use and similar taxes from the measurement of the transaction price.  The impact of this policy election is insignificant, as it aligns with our current practice. The amount of consideration expected to be received and revenue recognized includes estimates of variable consideration, which includes costs for trade promotion programs, coupons, returns and early payment discounts.  Such estimates are calculated using historical averages adjusted for any expected changes due to current business conditions and experience. The Company reviews and updates these estimates at the end of each reporting period and the impact of any adjustments are recognized in the period the adjustments are identified. In assessing whether collection of consideration from a customer is probable, the Company considers the customer's ability and intent to pay that amount of consideration when it is due. Payment of invoices is due as specified in the underlying customer agreement, typically 30 days from the invoice date, which occurs on the date of transfer of control of the products to the customer.

Revenue is recognized at the point in time that the control of the ordered products is transferred to the customer. Generally, this occurs when the product is delivered, or in some cases, picked up from one of our distribution centers by the customer.

Customer contract liabilities consist of customer deposits received in advance of fulfilling an order and are shown separately on the consolidated balance sheets. During the three-month periods ended June 30, 2018 and June 30, 2017, the Company recognized $112,000 and $45,000, respectively, of revenue from deposits that were included in contract liabilities as of March 31, 2018 and March 31, 2017, respectively. The Company’s contracts have a duration of one year or less and therefore, the Company has elected the practical expedient of not disclosing revenues allocated to partially unsatisfied performance obligations.

The following table represents revenue disaggregated by product in the three months ended June 30, 2018 and June 30, 2017 (in thousands):

	Three months ended June 30, 2018
	Astaxanthin	Spirulina	Total
Packaged products	$5,095	$1,068	$6,163
Bulk products	263	719	982
Total	$5,358	$1,787	$7,145

	Three months ended June 30, 2017
	Astaxanthin	Spirulina	Total
Packaged products	$5,505	$1,927	$7,432
Bulk products	221	1,156	1,377
Total	$5,726	$3,083	$8,809

Recently Adopted Accounting Pronouncements

In May 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-09, Compensation-Stock Compensation (Topic 718) Scope of Modification Accounting ("ASU No. 2017-09"). ASU No. 2017-09 will clarify and reduce both (i) diversity in practice and (ii) cost and complexity when applying the guidance in Topic 718, to a change to the terms and conditions of a share-based payment award. This guidance became effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The amendments in this ASU are applied prospectively to awards modified on or after the adoption date. The Company adopted this standard as of April 1, 2018 with no impact on its consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” (“ASU No. 2016-18”).  This update addresses the fact that diversity exists in the classification and presentation of changes in restricted cash on the statement of cash flows under Topic 230, Statement of Cash Flows. ASU No. 2016-18 became effective for public companies for the fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company adopted this standard as of April 1, 2018 by using the retrospective method, which required reclassification of restricted cash in the accompanying consolidated statement of cash flows as of the beginning of the period for the three months ended June 30, 2018.

In August 2016, FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU No. 2016-15”). This ASU clarifies and provides specific guidance on eight cash flow classification issues that are not currently addressed by current GAAP and thereby reduces the current diversity in practice. ASU No. 2016-15 is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2017. The Company adopted this standard as of April 1, 2018 with no impact on its consolidated financial statements and related disclosures.

In May 2014, the FASB issued their converged standard on revenue recognition, Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”("ASU No. 2014-09"), updated in December 2016 with the release of ASU 2016-20. This standard outlines a single comprehensive model for companies to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods and services in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods and services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.  In August 2015, the FASB issued ASU No 2015-14 “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," which deferred the effective date of ASU No. 2014-09 to annual reporting periods beginning after December 15, 2017.

The new revenue standard is required to be applied either retrospectively to each prior reporting period presented or prospectively with the cumulative effect of initially applying the standard recognized at the date of the initial application, supplemented with certain disclosures related to the effect of adoption on previously reported amounts, if any (the modified retrospective method). The Company adopted the standard on April 1, 2018 for contracts that were not completed before the adoption date, using the modified retrospective method.  The Company has evaluated the effect of the standard and concluded it is not material to the timing or amount of revenues or expenses recognized in the Company’s historical consolidated financial statements. As a result, the Company has concluded that the application of the standard does not have a material effect that requires a retrospective adjustment to any previously reported amounts in the Company’s historical consolidated financial statements for reporting disclosure purposes.

 Recently Issued Accounting Pronouncements

In July 2018, the FASB issued ASU 2018-10 “Codification Improvements to Topic 842, Leases” (“ASU No. 2018-02”).  This ASU affects narrow aspects of the guidance issued in the amendments in ASU No. 2016-02 including those regarding residual value guarantees, rate implicit in the lease, lessee reassessment of lease classification, lessor reassessment of lease term and purchase option, variable lease payments that depend on an index or a rate, investment tax credits, lease term and purchase option, transition guidance for amounts previously recognized in business combinations, certain transition adjustments, transition guidance for leases previously classified as capital leases under Topic 840, transition guidance for modifications to leases previously classified as direct financing or sales-type leases under Topic 840, transition guidance for sale and leaseback transactions, impairment of net investment in the lease, unguaranteed residual asset, effect of initial direct costs on rate implicit in the lease, and failed sale and leaseback transactions.  The Company is currently evaluating the impact this ASU will have on its implementation of ASU No. 2016-02.

In June 2018, the FASB issued ASU 2018-07 “Compensation - Stock Compensation (Topic 718)” (“ASU No. 2018-07”): Improvements to Nonemployee Share-Based Payment Accounting. This ASU expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees, and as a result, the accounting for share-based payments to non-employees will be substantially aligned. ASU No. 2018-07 is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted but no earlier than an entity’s adoption date of Topic 606. The Company is currently evaluating the impact this new guidance will have on its financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU No. 2016-02”). The principle objective of ASU No. 2016-02 is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet. ASU No. 2016-02 continues to retain a distinction between finance and operating leases but requires lessees to recognize a right-of-use asset representing its right to use the underlying asset for the lease term and a corresponding lease liability on the balance sheet for all leases with terms greater than twelve months. ASU No. 2016-02 is effective for fiscal years and interim periods beginning after December 15, 2018. Early adoption of ASU No. 2016-02 is permitted. Entities are required to apply the amendments at the beginning of the earliest period presented using a modified retrospective approach. This guidance is applicable to the Company’s fiscal year beginning April 1, 2019. In July 2018, the FASB issued ASU No. 2018-11, "Leases (Topic 842): Targeted Improvements," which provides an additional transition method that permits changes to be applied by means of a cumulative-effect adjustment recorded in retained earnings as of the beginning of the fiscal year of adoption. The Company has started the assessment process by evaluating the population of leases under the revised definition of what qualifies as a leased asset, and expects to have the assessment completed by March 2019. The Company is the lessee under various agreements for facilities and equipment that are currently accounted for as operating and capital leases. The Company expects this guidance will have a material impact on its consolidated balance sheets due to the recognition of lease rights and obligations as assets and liabilities, respectively. The Company does not expect this guidance to have a material effect on its consolidated results of operations and cash flows.

2.	INVENTORIES

Inventories are stated at the lower of cost or net realizable value. Cost is determined by the first-in, first-out method. Inventories consist of the following:

	June 30, 2018	March 31, 2018
	(in thousands)
Raw materials	$371	$410
Work in process	3,301	2,602
Finished goods	5,663	5,878
Supplies	152	144
Inventories, net	$9,487	$9,034

The Company recognizes abnormal production costs, including fixed cost variances from normal production capacity, as an expense in the period incurred. Abnormal costs related to spirulina production of $250,000 were charged to cost of sales for the quarter ended June 30, 2018. There were no abnormal production costs for the quarter ended June 30, 2017. Non-inventoriable fixed costs related to spirulina production of $125,000 were charged to cost of sales for the quarter ended June 30, 2018. Non-inventoriable fixed costs related to spirulina production of $9,000 were charged to cost of sales for the quarter ended June 30, 2017.

3.	EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

Equipment and leasehold improvements are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives for equipment and furniture and fixtures, or the shorter of the land lease term or estimated useful lives for leasehold improvements as follows:

	Years
Equipment	3	to	10
Furniture and fixtures	3	to	7
Leasehold improvements	10	to	25

Equipment and leasehold improvements consist of the following:

	June 30, 2018	March 31, 2018
	(in thousands)
Equipment	$18,114	$17,935
Leasehold improvements	14,287	14,248
Furniture and fixtures	348	348
	32,749	32,531
Less accumulated depreciation and amortization	(17,821)	(17,346)
Construction-in-progress	504	549
Equipment and leasehold improvements, net	$15,432	$15,734

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amount to forecasted undiscounted future cash flows expected to be generated by the asset. If the carrying amount exceeds its estimated future cash flows, then an impairment charge is recognized to the extent that the carrying amount exceeds the asset’s fair value. Management has determined no asset impairment existed as of June 30, 2018 and March 31, 2018, respectively.

4.	LINE OF CREDIT

On August 30, 2016, the Revolving Credit Agreement (the “Credit Agreement”), which the Company and First Foundation Bank (“the Bank”) entered into on June 3, 2016, became effective after the Company and the Bank received the necessary approvals from the State of Hawaii to secure the lien on the Company’s leasehold property in Kona, Hawaii. The Credit Agreement allows the Company to borrow up to $2,000,000 on a revolving basis. Borrowings under the Credit Agreement bear interest at the Wall Street Journal prime rate (5.00% at June 30, 2018) + 2%, floating. The Credit Agreement includes various covenants as defined in the Credit Agreement. The Credit Agreement also contains standard acceleration provisions in the event of a default by the Company. At June 30, 2018, the Company had borrowed $1,250,000 under the Credit Agreement and had $750,000 available on the line. The line of credit will be subject to renewal upon expiration on August 30, 2018.

5.	ACCRUED EXPENSES

Accrued expenses consist of the following:

	June 30, 2018	March 31, 2018
	(in thousands)
Wages, commissions, bonus and profit sharing	$807	$707
Rent and utilities	69	69
Other accrued expenses	124	116
Total accrued expenses	$1,000	$892

6.	LONG-TERM DEBT

Long-term debt consists of the following:

	June 30, 2018	March 31, 2018
	(in thousands)
Long-term debt	$6,520	$6,678
Less current maturities	(660)	(655)
Long-term debt, excluding current maturities	5,860	6,023
Less unamortized debt issuance costs	(224)	(233)
Total long-term debt, net of current maturities and unamortized debt issuance costs	$5,636	$5,790

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

The provisions of the 2015 Loan Agreement require the payment of principal and interest until its maturity on September 1, 2022, the obligation fully amortizes over seven (7) years. Interest on the 2015 Loan accrues on the outstanding principal balance at an annual variable rate equal to the published Wall Street Journal prime rate (5.00% at June 30, 2018) plus 2.0% and is adjustable on the first day of each calendar quarter and fixed for that quarter. At no time shall the annual interest rate be less than 6.00%. The 2015 Loan has a prepayment penalty of 5% for any prepayment made prior to the first anniversary of the date of the 2015 Loan Agreement, which penalty is reduced by 1% each year thereafter until the fifth anniversary of such date, after which there is no prepayment penalty. The balance under the 2015 Loan was $1,644,000 and $1,726,000 at June 30, 2018 and March 31, 2018, respectively.

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

The provisions of the Loan required the payment of interest only for the first 12 months of the term; thereafter, and until its maturity on August 14, 2032, the obligation fully amortizes over nineteen (19) years. Interest on the Loan accrues on the outstanding principal balance at an annual variable rate equal to the published Wall Street Journal prime rate (5.00% at June 30, 2018) plus 1.0% and is adjustable on the first day of each calendar quarter and fixed for that quarter. At no time shall the annual interest rate be less than 5.50%. The balance under this Loan was $4,596,000 and $4,648,000 at June 30, 2018 and March 31, 2018, respectively.

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

On October 6, 2017, the Company entered into an Equipment Finance Agreement (the “Equipment Agreement”) with a lender, which provides up to $175,000 of financing for equipment. The interest rate on this loan is 4.75%. The provisions of the Equipment Agreement require the payment of principal and interest until its maturity on October 31, 2022, the obligation fully amortizes over five (5) years. The balance under this loan was $149,000 and $156,000 at June 30, 2018 and March 31, 2018, respectively.

Capital Leases

The Company has three capital leases providing for $278,000 in equipment, secured by the equipment financed. The capital leases mature at various dates between May 2019 and March 2021 and are payable in 60 equal monthly payments, except for one which is payable in 36 equal monthly payments. The interest rates under these capital leases range from 4.18% to 12.90%. The aggregate balance under these leases was $131,000 and $148,000 at June 30, 2018 and March 31, 2018, respectively.

Future principal payments under the term loan and capital lease agreements as of June 30, 2018 are as follows:

Payments Due	(in thousands)
Next 12 Months	$660
Year 2	684
Year 3	685
Year 4	716
Year 5	398
Thereafter	3,377
Total principal payments	$6,520

7.	OPERATING LEASES

The Company leases facilities, equipment and land under operating leases expiring through 2035. The land lease provides for contingent rentals in excess of minimum rental commitments based on a percentage of the Company’s sales. Management has accrued for the estimated contingent rent as of June 30, 2018.

Future minimum lease payments under all non-cancelable operating leases at June 30, 2018 are as follows:

Payments Due	(in thousands)
Next 12 Months	$628
Year 2	611
Year 3	537
Year 4	533
Year 5	397
Thereafter	3,741
Total minimum lease payments	$6,447

8.	OTHER COMMITMENTS AND CONTINGENCIES

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

As of June 30, 2018, the Company had two equity-based compensation plans: the 2016 Equity Incentive Plan (the 2016 Plan) and the 2014 Independent Director Stock Option and Restricted Stock Grant Plan (the “2014 Directors Plan”). The Company has also issued stock options, which remain outstanding as of June 30, 2018, under two equity-based compensation plans which have expired according to their terms: the 2005 Stock Option Plan (the “2005 Plan”) and the 2004 Independent Director Stock Option and Stock Grant Plan (the “2004 Directors Plan”). These plans allowed the Company to award stock options and shares of restricted common stock to eligible employees, certain outside consultants and independent directors. No additional awards will be issued under the 2005 Plan or the 2004 Directors Plan.

On August 25, 2016, the Company’s shareholders approved the 2016 Plan as a successor to the 2005 Plan, authorizing the Board of Directors to provide incentive to the Company’s officers, employees and certain independent consultants through equity based compensation in the form of stock options, restricted stock, restricted stock units, stock appreciation rights and other stock based awards (together, “Stock Awards”) and performance shares and performance units (together “Performance Awards”). Awards under the 2016 Plan are limited to the authorized amount of 1,300,000 shares, up to 600,000 of which are available for issuance in connection with Performance Awards and Stock Awards. As of June 30, 2018, there were 1,131,483 shares available for grant under the 2016 Plan.

On August 28, 2014, the Company’s shareholders approved the 2014 Directors Plan authorizing the Board of Directors to provide incentive to the Company’s independent directors through equity based compensation in the form of stock options and restricted stock. Awards under the 2014 Directors Plan are limited to the authorized amount of 350,000 shares. As of June 30, 2018, there were 231,623 shares available for grant under the 2014 Directors Plan.

The following table presents shares authorized, available for future grant and outstanding under each of the Company’s plans:

	As of June 30, 2018
	Authorized	Available	Outstanding

2016 Plan	1,300,000	1,131,483	152,514
2014 Directors Plan	350,000	231,623	12,000
2005 Plan	—	—	437,400
2004 Directors Plan	—	—	12,000
Total	1,650,000	1,363,106	613,914

Stock Options

All stock option grants made under the equity-based compensation plans were issued at exercise prices no less than the Company’s closing stock price on the date of grant. Options under the 2005 Plan and 2014 Directors Plan were determined by the Board of Directors or the Compensation Committee of the Board of Directors in accordance with the provisions of the respective plans. The terms of each option grant include vesting, exercise, and other conditions are set forth in a Stock Option Agreement evidencing each grant. No option can have a life in excess of ten (10) years. The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model. The model requires various assumptions, including a risk-free interest rate, the expected term of the options, the expected stock price volatility over the expected term of the options, and the expected dividend yield. Compensation expense for employee stock options is recognized ratably over the vesting term. Compensation expense recognized for options issued under all Plans was $18,000 and $15,000 for the three months ended June 30, 2018 and 2017, respectively. All stock-based compensation has been classified as general and administrative expense in the condensed consolidated statement of operations.

A summary of option activity under the Company’s stock plans for the three months ended June 30, 2018 is presented below:

Option Activity	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at March 31, 2018	589,400	$4.06	4.9	$675,300
Granted	—	—
Exercised	(6,000)	$2.85
Forfeited	(2,000)	$5.61
Outstanding at June 30, 2018	581,400	$4.07	4.7	$158,724
Exercisable at June 30, 2018	461,400	$4.21	3.6	$114,324

The aggregate intrinsic value in the table above is before applicable income taxes and represents the excess amount over the exercise price optionees would have received if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price of $3.90 for such day.

A summary of the Company’s non-vested options for the three months ended June 30, 2018 is presented below:

Nonvested Options	Shares	Weighted Average Grant-Date Fair Value
Nonvested at March 31, 2018	120,000	$1.81
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested at June 30, 2018	120,000	$1.81

The following table summarizes the weighted average characteristics of outstanding stock options as of June 30, 2018:

			Outstanding Options			Exercisable Options
Range of Exercise Prices			Number of Shares	Remaining Life (Years)	Weighted Average Price	Number of Shares	Weighted Average Price
$1.60	-	$3.70	166,800	5.1	$3.06	91,800	$2.82
$3.71	-	$4.42	239,100	4.5	3.83	194,100	3.83
$4.43	-	$5.40	95,000	4.9	5.00	95,000	5.00
$5.41	-	$7.08	80,500	4.4	5.77	80,500	5.77
Total stock options			581,400	4.7	$4.07	461,400	$4.21

The range of fair value assumptions related to options granted during the year ended March 31, 2018 were as follows:

2018
Exercise Price	$3.83
Volatility	51.91%
Risk Free Rate	2.50%
Vesting Period (years)	3.0
Forfeiture Rate	0.00%
Expected Life (in years)	6.00
Dividend Rate	0%

As of June 30, 2018, total unrecognized stock-based compensation expense related to all unvested stock options was $163,000, which is expected to be expensed over a weighted average period of 2.0 years.

Restricted Stock Units (“RSUs”)

RSUs are service-based awards granted to eligible employees under the 2016 Plan. Compensation expense recognized for RSUs issued under the 2016 Plan was $16,000 and $16,000 for the three months ended June 30, 2018 and 2017, respectively.

On April 5, 2018, 1,474 RSUs were awarded to employees of the Company. This award is valued at $5.25 per share, the closing market price of Cyanotech common stock on the grant date, and vests over a period of two years.

The following table summarizes information related to awarded RSUs:

Nonvested Restricted Stock Units	Shares	Weighted Average Grant Price
Nonvested restricted stock units at March 31, 2018	39,675	$3.89
Granted	1,474	5.25
Vested	(7,670)	3.92
Forfeited	(965)	4.29
Nonvested restricted stock units at June 30, 2018	32,514	$3.93

As of June 30, 2018, total unrecognized stock-based compensation expense related to unvested restricted stock units was $110,000, which is expected to be expensed over a weighted average period of 1.8 years.

Subsequent to June 30, 2018, 22,449 restricted stock units were granted from the 2016 Plan to employees and officers of the Company.

10.	INCOME TAXES

On December 22, 2017 H.R. 1, originally known as the Tax Cuts and Jobs Act, (the “Tax Act”) was enacted. Among the significant changes to the U.S. Internal Revenue Code, the Tax Act lowers the U.S. federal corporate income tax rate (“Federal Tax Rate”) from 34% to 21% effective January 1, 2018. The Company will compute its income tax expense for the March 31, 2019 fiscal year using a Federal Tax Rate of 21%. The 21% Federal Tax Rate will apply to fiscal years ending March 31, 2019 and each year thereafter. The Company has completed the accounting for the income tax effects of the Tax Act as of March 31, 2018 and has determined that the amount identified as provisional in the quarter ended December 31, 2018 was a materially correct amount. As a result, no measurement period adjustments have been recorded.

We utilize our estimated annual effective tax rate to determine our provision (benefit) for income taxes for interim periods. The income tax provision (benefit) is computed by multiplying the estimated annual effective tax rate by the year to date pre-tax book income (loss). We recorded income tax benefit of ($22,000) and income tax expense of $11,000 for the three months ended June 30, 2018 and 2017, respectively. Our effective tax rate was 1.7% and 2.1% for the quarters ended June 30, 2018 and June 30, 2017, respectively. The effective tax rate for the three months ended June 30, 2018 differs from the statutory rate of 21% as a result of state taxes (net of federal benefit) and the net change in valuation allowance against the net deferred tax asset the Company believes is not more likely than not to be realized.

The Company is subject to taxation in the United States and six state jurisdictions. The preparation of tax returns requires management to interpret the applicable tax laws and regulations in effect in such jurisdictions, which could affect the amount of tax paid by the Company. Management, in consultation with its tax advisors, files its tax returns based on interpretations that are believed to be reasonable under the circumstances. The income tax returns, however, are subject to routine reviews by the various taxing authorities.  As part of these reviews, a taxing authority may disagree with respect to the tax positions taken by management (“uncertain tax positions”) and therefore may require the Company to pay additional taxes. Management evaluates the requirement for additional tax accruals, including interest and penalties, which the Company could incur as a result of the ultimate resolution of its uncertain tax positions. Management reviews and updates the accrual for uncertain tax positions as more definitive information becomes available from taxing authorities, completion of tax audits, expiration of statute of limitations, or upon occurrence of other events.

As of June 30, 2018, there was no liability for income tax associated with unrecognized tax benefits. The Company recognizes accrued interest related to unrecognized tax benefits as well as any related penalties in interest income or expense in its consolidated condensed statements of operations, which is consistent with the recognition of these items in prior reporting periods.

With few exceptions, the Company is no longer subject to U.S. federal, state, local, and non-U.S. income tax examination by tax authorities for tax years before 2013.

11.	EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed on the basis of the weighted average number of common shares outstanding.  Diluted earnings (loss) per share is computed on the basis of the weighted average number of common shares outstanding plus the potentially dilutive effect of outstanding stock options using the “treasury stock” method.

Reconciliations between the numerator and the denominator of the basic and diluted earnings (loss) per share computations for the three months ended June 30, 2018 and 2017 are as follows:

	Three Months Ended June 30, 2018
	Net Loss (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands)
Basic and diluted loss per share	$(1,275)	5,785	$(0.22)

	Three Months Ended June 30, 2017
	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands)
Basic income per share	$501	5,685	$0.09
Effect of dilutive securities-Common stock options	—	34	—
Diluted income per share	$501	5,719	$0.09

Basic and diluted loss per share are the same in periods of a net loss, because common share equivalents are anti-dilutive when a net loss is recorded. Diluted earnings per share does not include the impact of common stock options totaling 120,000 and 0 for the three months ended June 30, 2018 and 2017, respectively, as the effect of their inclusion would be anti-dilutive. Restricted stock units become dilutive within the period granted and remain dilutive until the units vest and are issued as common stock. Diluted earnings per share does not include the impact of restricted stock units totaling 1,206 and 27,344 for the three months ended June 30, 2018 and 2017, as the effect of their inclusion would be anti-dilutive.

12.	CONCENTRATIONS OF RISK

Concentration of Accounts Receivable and Revenues

At June 30, 2018, 79% of the Company’s accounts receivable was comprised of two customer balances of 42% and 37%, respectively. At March 31, 2018, 77% of the Company’s accounts receivable was comprised of three customer balances of 49%, 17% and 11%, respectively. There were two customers with sales representing 31% and 27% of our total net sales for the three months ended June 30, 2018. There were two customers with sales representing 32% and 13% of our total net sales for the three months ended June 30, 2017.

13.	RELATED PARTY TRANSACTIONS AND BALANCES

During the three months ended June 30, 2018, the Company entered into a consulting agreement with an effective date of May 5, 2018 with a vendor that employs one of our independent directors.  The Company’s independent director is not named in or involved in the performance of the consulting agreement. The contract amount is $120,000. $46,000 of the contract amount is reflected in general and administrative expense as of June 30, 2018 and no payments have been made against the contract during the three months ended June 30, 2018.

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

Results of Operations

The following tables present selected consolidated financial data for each of the periods indicated ($ in thousands):

	Three Months Ended
	June 30, 2018	June 30, 2017
Net sales	$7,145	$8,809
Net sales decrease	(18.9)%
Gross profit	$1,836	$3,603
Gross profit as % of net sales	25.7%	40.9%
Operating expenses	$3,003	$2,983
Operating expenses as % of net sales	42.0%	33.9%
Operating (loss) income	$(1,167)	$620
Operating (loss) income as % of net sales	(16.3)%	7.0%
Income tax (benefit) expense	$(22)	$11
Net (loss) income	$(1,275)	$501

Net sales by product
Packaged sales
Astaxanthin packaged	$5,095	$5,505
Astaxanthin packaged sales decrease	(7.4)%
Spirulina packaged	$1,068	$1,927
Spirulina packaged sales decrease	(44.6)%
Total Packaged sales	$6,163	$7,432
Total Packaged sales decrease	(17.1)%

Bulk sales
Astaxanthin bulk	$263	$221
Astaxanthin bulk sales increase	19.0%
Spirulina bulk	$719	$1,156
Spirulina bulk sales decrease	(37.8)%
Total Bulk sales	$982	$1,377
Total Bulk sales decrease	(28.7)%

Comparison of the Three Months Ended June 30, 2018 and 2017

Net Sales Net sales decreased 19% for the quarter, driven by a 17% decrease in our packaged products and a 29% decrease in bulk sales. The decrease in sales of our spirulina packaged products was the result of lower supply of spirulina, and the decrease in sales of our astaxanthin package products was the result of the quarterly variance year to year in the timing of international orders. The decrease in sales of our bulk products is primarily the result of the lack of available spirulina supply. International sales represented 20% of net sales for the current quarter compared to 27% for the same period last year.

Gross Profit Our gross profit as a percent of net sales decreased by 15.2 percentage points compared to the same period last year. In April 2018, we undertook a complete re-inoculation of our spirulina ponds. During the re-inoculation period, which was completed mid-May, there was no spirulina production. Since then, production has steadily increased and we have recently returned to normal production levels. The lower spirulina production levels in both Q4 of fiscal 2018 (-63% compared to Q4 of fiscal 2017) and in Q1 of the current fiscal year (-76% compared to Q1 of fiscal 2018) had a negative impact on the current quarter’s performance. In addition to decreased sales volume, the lower production levels resulted in a $1.1 million increase in costs in the current quarter and impacted gross margin by -14.9 points. Additionally, spirulina inventory on hand at the end of the quarter includes $0.6 million of higher overhead costs that will be amortized in the next quarter and negatively impact gross profit and margin.

Operating Expenses Operating expenses remained flat, increasing by 1% for the first quarter of fiscal 2019 compared to the same period in fiscal 2018.

Income Taxes We recorded an income tax benefit of $(22,000) in the current quarter with an effective tax rate of 1.7%, compared to an expense of $11,000 for the same period in fiscal 2018 with an effective tax rate of 2.1%. We continue to carry a full valuation allowance on our deferred tax asset.

Liquidity and Capital Resources

As of June 30, 2018, we had cash of $0.9 million and working capital of $6.9 million compared to $1.3 million and $7.9 million, respectively, at March 31, 2018. On August 30, 2016, the Credit Agreement, which we and First Foundation Bank (the Bank) entered into on June 3, 2016, became effective. The Credit Agreement allows us to borrow up to $2.0 million on a revolving basis. At June 30, 2018, we had borrowed $1.25 million and had $0.75 million available on the line. The line of credit is subject to renewal on August 30, 2018 and we are working with the Bank to renew the line of credit or replace it with another line of credit on or before the expiration date.

As of June 30, 2018, we had $6.2 million of term loans payable to the Bank that require the payment of principal and interest monthly through August 2032. Pursuant to the term loans, we are subject to annual financial covenants, customary affirmative and negative covenants and certain subjective acceleration clauses. We were in compliance with these financial covenants at March 31, 2018.

Funds generated by operating activities and available cash continue to be our most significant sources of liquidity for working capital requirements, debt service and funding of maintenance levels of capital expenditures. Based upon our fiscal year 2019 operating plan and related cash flow projections and our projected consolidated financial position as of March 31, 2019, cash flows expected to be generated by operating activities and available financing are expected to be sufficient to fund our operations for at least the next twelve months, and our current ratio is expected to be in compliance with the annual term loan covenant requirement as of March 31, 2019. However, no assurances can be provided that we will achieve our operating plan and cash flow objectives for the fiscal year ended March 31, 2019 or our projected consolidated financial position as of March 31, 2019. Such estimates are subject to change based on future results and such change could cause future results to vary significantly from expected results.

Cash Flows The following table summarizes our cash flows for the periods indicated ($ in thousands):

	Three months ended June 30
	2018	2017
Total cash (used in) provided by:
Operating activities	$(865)	$210
Investing activities	(173)	(56)
Financing activities	579	(262)

(Decrease) increase in cash	$(459)	$(108)

Cash used in operating activities for the three months ended June 30, 2018 was the result of a net loss, excluding non-cash charges, of $0.8 million and an increase in working capital of $0.1 million.

Cash used in investing activities for the three months ended June 30, 2018 includes costs for leasehold improvements and equipment acquisitions at our Kona facility.

Cash provided by financing activities for the three months ended June 30, 2018 includes a $0.8 million increase in our line of credit balance, offset by $0.2 million in principal payments on debt in the normal course of business.

Sources and Uses of Capital

At June 30, 2018, our working capital was $6.9 million, a decrease of $1.0 million compared to March 31, 2018. The decrease is due primarily to the increase in short term debt.

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

Our strategic direction has been to position the Company as a world leader in the production and marketing of high-value natural products from microalgae. We are vertically aligned, producing raw materials in the form of microalgae processed at our 90-acre facility in Hawaii, and integrating those raw materials into finished products. In fiscal 2019, our primary focus is on building our consumer brands, increasing our astaxanthin production volume and improving the consistency of our production for both astaxanthin and spirulina. We will continue to put emphasis on our Nutrex Hawaii consumer products to introduce them to a broader consumer market, and leverage our experience and reputation for quality, building nutritional brands which promote health and well-being. The foundation of our nutritional products is naturally cultivated Hawaiian Spirulina Pacifica® in powder and tablet form; and BioAstin® Hawaiian Astaxanthin® antioxidant in extract and softgel caplet form. Information about our Company and our products can be viewed at www.cyanotech.com and www.nutrex-hawaii.com. Consumer products can also be purchased online at www.nutrex-hawaii.com.

We are focused on sustainability of production levels in order to promote growth in our astaxanthin and spirulina product lines. We will continue to improve and expand these lines to meet the demand of consumers. Our recent re-inoculation of our spirulina ponds was a necessary step toward sustaining long-term production levels.  We will continue to promote the nutritional superiority of Hawaiian grown microalgae to maintain and expand market share. Significant sales variability between periods and even across several periods can be expected based on historical results.

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

Our future results of operations and the other forward-looking statements contained in this Outlook, in particular the statements regarding revenues, gross margin and capital spending, involve a number of risks and uncertainties. In addition to the factors discussed above, any of the following could cause actual results to differ materially: business conditions and growth in the natural products industry and in the general economy; changes in customer order patterns; changes in demand for natural products in general; changes in weather conditions; changes in health and growing conditions of our astaxanthin and spirulina products; competitive factors, such as increased production capacity from competing spirulina and astaxanthin producers and the resulting impact, if any, on world market prices for these products; government actions and increased regulations both domestic and foreign; shortage of manufacturing capacity; and other factors beyond our control. Risk factors are discussed in detail in Part II, Item 1A of this quarterly report and in Part I, Item 1A of our Form 10-K report for the year ended March 31, 2018.

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

Off-Balance Sheet Arrangements

As of June 30, 2018, we had no off-balance sheet arrangements or obligations.

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

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended March 31, 2018 filed with the SEC on June 15, 2018. In the three months ended June 30, 2018, there were changes to the application of critical accounting policies previously disclosed in our most recent Annual Report on Form 10-K related to the adoption of ASU 2014-09 on April 1, 2018, as described below.

Revenue Recognition

The Company records revenue based on the five-step model which includes: (1) identifying the contract with the customer; (2) identifying the performance obligations in the contract; (3) determining the transaction price; (4) allocating the transaction price to the performance obligations; and (5) recognizing revenue when the performance obligations are satisfied. Substantially all of the Company’s revenue is generated by fulfilling orders for the purchase of our micro algal nutritional supplements to retailers, wholesalers, or direct to consumers via online channels, with each order considered to be a distinct performance obligation. These orders may be formal purchase orders, verbal phone orders, e-mail orders or orders received online. Shipping and handling activities for which the Company is responsible under the terms and conditions of the order are not accounted for as performance obligations but as fulfillment costs. These activities are required to fulfill the Company’s promise to transfer the goods and are expensed when revenue is recognized. The impact of this policy election is insignificant as it aligns with our current practice.

Revenue is measured as the net amount of consideration expected to be received in exchange for fulfilling a performance obligation. The Company has elected to exclude sales, use and similar taxes from the measurement of the transaction price.  The impact of this policy election is insignificant, as it aligns with our current practice. The amount of consideration expected to be received and revenue recognized includes estimates of variable consideration, which includes costs for trade promotion programs, coupons, returns and early payment discounts.  Such estimates are calculated using historical averages adjusted for any expected changes due to current business conditions and experience. The Company reviews and updates these estimates at the end of each reporting period and the impact of any adjustments are recognized in the period the adjustments are identified. In assessing whether collection of consideration from a customer is probable, the Company considers the customer's ability and intent to pay that amount of consideration when it is due. Payment of invoices is due as specified in the underlying customer agreement, typically 30 days from the invoice date, which occurs on the date of transfer of control of the products to the customer.

Revenue is recognized at the point in time that the control of the ordered products is transferred to the customer. Generally, this occurs when the product is delivered, or in some cases, picked up from one of our distribution centers by the customer.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to our market risk during the three months ended June 30, 2018. For additional information, refer to our Annual Report on Form 10-K for the year ended March 31, 2018.

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

 Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management evaluated the effectiveness of our internal control over financial reporting as of June 30, 2018. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control - Integrated Framework” (2013 Framework). Based on that assessment, management concluded that our internal control over financial reporting was effective as of June 30, 2018.

Changes to Internal Control Over Financial Reporting

On April 1, 2018, we adopted Topic 606 (see Note 1).  We implemented internal controls to ensure we adequately evaluate our contracts and properly assess the impact of the new accounting standards on our condensed consolidated financial statements.  Although adoption of the new revenue standard had no impact on April 1, 2018 retained earnings or financial statement activity for the quarter ended June 30, 2018, and is not expected to have a material impact on our ongoing financial statements, we implemented changes to our business processes related to revenue recognition and the control activities within them.  The changes included training within management, as well as new processes for ongoing contract review and monitoring to ensure completeness and accuracy of the information for new disclosures.

There were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

This Form 10-Q should be read in conjunction with Item 9A “Controls and Procedures” of the Company’s Form 10-K for the fiscal year ended March 31, 2018, filed June 15, 2018.

PART II.     OTHER INFORMATION

Item 1.     Legal Proceedings

From time to time the Company may become party to lawsuits and claims that arise in the ordinary course of business relating to employment, intellectual property, and other matters. There were no significant legal matters outstanding at June 30, 2018.

Item 1A.     Risk Factors

For a discussion of the risk factors relating to our business, please refer to Part I, Item 1A of our Form 10-K for the year ended March 31, 2018, which is incorporated by reference herein.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults upon Senior Securities

None.

Item 5.    Other Information

None.

Item 6.    Exhibits

a)     The following exhibits are furnished with this report:

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of August 13, 2018.

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of August 13, 2018.

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed as of August 13, 2018.

99.1	Press Release dated August 13, 2018.

101

The following financial statements from Cyanotech Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYANOTECH CORPORATION
(Registrant)

August 13, 2018	By:	/s/ Mawae R. Morton
(Date)		Mawae R. Morton
Chief Executive Officer; Director

August 13, 2018	By:	/s/ Jole E. Deal
(Date)		Jole E. Deal
Vice President — Finance & Administration and CFO
(Principal Financial and Accounting Officer)

 EXHIBIT INDEX

Exhibit Number	Description

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of August 13, 2018.

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of August 13, 2018.

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed as of August 13, 2018.

99.1	Press Release dated August 13, 2018.

101

The following financial statements from Cyanotech Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.