Form 10-Q
period 2018-09-30
CYANOTECH CORP
filed 2018-11-13
CIK 768408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended September 30, 2018

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

As of November 13, 2018, the number of shares outstanding of the registrant’s sole class of common stock, par value $0.02 per share, was 5,836,110.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

These forward-looking statements are subject to risk, uncertainties and assumptions about us and our operations that are subject to change based on various important factors, some of which are beyond our control, including those factors described in Item 2 of Part I of this quarterly report and in Item 1A of Part I of the Company’s annual report on Form 10-K filed on June 15, 2018. Additionally, the following factors, among others, could cause our financial performance to differ significantly from the goals, plans, objectives, intentions and expectations expressed in our forward-looking statements:

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

It is not possible to predict or identify all potential risks and uncertainties and the above referenced factors and list do not comprise a complete list of all potential risks and uncertainties. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in any forward-looking statement contained in this report. All forward-looking statements speak only as of the date of this report and are expressly qualified in their entirety by the cautionary statements included in or incorporated by reference into this report. Except as is required by law, the Company expressly disclaims any obligation to publicly release any revisions to forward-looking statements to reflect events after the date of this report. Throughout this report, Cyanotech Corporation, together with its subsidiaries, are referred to as “the Company.”

CYANOTECH CORPORATION

FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

CYANOTECH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	September 30, 2018	March 31, 2018
ASSETS
Current assets:
Cash	$663	$1,329
Accounts receivable, net of allowance for doubtful accounts of $27 at September 30, 2018 and $27 at March 31, 2018	1,882	2,664
Inventories, net	10,439	9,034
Prepaid expenses and other current assets	700	590
Total current assets	13,684	13,617

Equipment and leasehold improvements, net	15,122	15,734
Restricted cash	—	65
Other assets	298	291
Total assets	$29,104	$29,707

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,295	$3,527
Line of credit	1,750	500
Accrued expenses	811	892
Current maturities of long-term debt	663	655
Customer deposits	83	133
Total current liabilities	7,602	5,707

Long-term debt, less current maturities	5,482	5,790
Other long-term liabilities	93	103
Total liabilities	13,177	11,600

Commitments and contingencies

Stockholders’ equity:
Preferred stock of $0.01 par value, authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock of $0.02 par value, shares authorized 50,000,000; 5,836,110 shares issued and outstanding at September 30, 2018 and 5,772,032 shares at March 31, 2018	117	115
Additional paid-in capital	32,280	32,051
Accumulated deficit	(16,470)	(14,059)
Total stockholders’ equity	15,927	18,107
Total liabilities and stockholders’ equity	$29,104	$29,707

See accompanying Notes to Condensed Consolidated Financial Statements.

CYANOTECH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017

NET SALES	$6,954	$8,055	$14,099	$16,864
COST OF SALES	4,669	4,435	9,978	9,641
Gross profit	2,285	3,620	4,121	7,223

OPERATING EXPENSES:
General and administrative	1,481	1,412	2,853	2,764
Sales and marketing	1,597	1,440	3,020	2,929
Research and development	211	149	419	291
Total operating expenses	3,289	3,001	6,292	5,984

(Loss) income from operations	(1,004)	619	(2,171)	1,239

Interest expense, net	(150)	(133)	(280)	(241)

(Loss) income before income taxes	(1,154)	486	(2,451)	998

INCOME TAX (BENEFIT) EXPENSE	(18)	11	(40)	21

NET (LOSS) INCOME	$(1,136)	$475	$(2,411)	$977

NET (LOSS) INCOME PER SHARE:
Basic	$(0.20)	$0.08	$(0.42)	$0.17
Diluted	$(0.20)	$0.08	$(0.42)	$0.17

SHARES USED IN CALCULATION OF NET (LOSS) INCOME PER SHARE:
Basic	5,806	5,709	5,796	5,697
Diluted	5,806	5,771	5,796	5,743

See accompanying Notes to Condensed Consolidated Financial Statements.

CYANOTECH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended September 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(2,411)	$977
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Loss on disposal of assets	—	32
Depreciation and amortization	950	938
Share-based compensation expense	244	341
Amortization of debt issue costs and other assets	39	32
Net (increase) decrease in assets:
Accounts receivable	782	594
Inventories	(1,405)	(1,343)
Prepaid expenses and other assets	(139)	66
Net increase (decrease) in liabilities:
Accounts payable	768	(193)
Accrued expenses	(81)	(1)
Customer deposits	(50)	(47)
Other long-term liabilities	(10)	(5)
Net cash (used in) provided by operating activities	(1,313)	1,391

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in equipment and leasehold improvements	(338)	(281)
Net cash used in investing activities	(338)	(281)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net draws (payments) on line of credit	1,250	(111)
Payments on capitalized leases	(33)	(46)
Principal payments on long-term debt	(284)	(260)
Withholding on restricted stock unit vesting	(32)	—
Proceeds from stock options exercised	19	2
Net cash provided by (used in) financing activities	920	(415)

Net (decrease) increase in cash	(731)	695

Cash and restricted cash at beginning of period	1,394	1,407

Cash at end of period	$663	$2,102

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$219	$210
Income taxes	$—	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

CYANOTECH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

1.	ORGANIZATION AND BASIS OF PRESENTATION

Cyanotech Corporation (the “Company”), located in Kailua-Kona, Hawaii, was incorporated in the state of Nevada on March 3, 1983 and is listed on the NASDAQ Global Select Market under the symbol “CYAN”. The Company is engaged in the production of natural products derived from microalgae for the nutritional supplements market.

The Company is an agricultural company that produces high value natural products derived from microalgae grown in complex and intricate open-pond agricultural systems on the Kona coast of Hawaii.  The Company's products include Hawaiian Spirulina Pacifica, a superfood with numerous benefits, including boosting the immune system and overall cellular health; and Hawaiian BioAstin, a powerful antioxidant shown to support and maintain the body's natural inflammatory response.

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

2.	SIGNIFICANT ACCOUNTING POLICIES

Consolidation

The accompanying condensed consolidated financial statements include the accounts of Cyanotech Corporation and its wholly owned subsidiary, Nutrex Hawaii, Inc. (“Nutrex Hawaii” or “Nutrex”, collectively the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

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

Cash and Restricted Cash

The Company considers only its monetary liquid assets with original maturities of three months or less as cash and cash equivalents. Proceeds from equipment loans are classified as restricted cash until drawn upon.

The following table provides a reconciliation of cash and restricted cash reported within the Company's consolidated balance sheets to the total amount presented in the consolidated statement of cash flows:

	September 30, 2018	March 31, 2018
	(in thousands)
Cash	$1,329	$1,407
Restricted Cash	65	—
Cash and restricted cash at beginning of period	$1,394	$1,407

Cash	$663	$1,329
Restricted Cash	—	65
Cash and restricted cash at end of period	$663	$1,394

Concentration of Accounts Receivable and Revenues

At September 30, 2018, 62% of the Company’s accounts receivable was comprised of two customer balances of 38% and 24%, respectively. At March 31, 2018, 76% of the Company’s accounts receivable was comprised of three customer balances of 45%, 16% and 15%, respectively. Two customers accounted for 60% of total net sales for the three months ended September 30, 2018 comprised of 38% and 22%, respectively. Two customers accounted for 46% of total net sales for the three months ended September 30, 2017 comprised of 32% and 14%, respectively. Two customers accounted for 59% of total net sales for the six months ended September 30, 2018 comprised of 34% and 25%, respectively. Two customers accounted for 45% of total net sales for the six months ended September 30, 2017 comprised of 32% and 13%, respectively.

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

Revenue is measured as the net amount of consideration expected to be received in exchange for fulfilling a performance obligation. The Company has elected to exclude sales, use and similar taxes from the measurement of the transaction price.  The impact of this policy election is insignificant, as it aligns with our current practice. The amount of consideration expected to be received and revenue recognized includes estimates of variable consideration, which includes costs for trade promotion programs, coupons, returns and early payment discounts.  Such estimates are calculated using historical averages adjusted for any expected changes due to current business conditions and experience. The Company reviews and updates these estimates at the end of each reporting period and the impact of any adjustments are recognized in the period the adjustments are identified. In assessing whether collection of consideration from a customer is probable, the Company considers the customer's ability and intent to pay that amount of consideration when it is due. Payment of invoices is due as specified in the underlying customer agreement, typically 30 days from the invoice date, which occurs on the date of transfer of control of the products to the customer. Revenue is recognized at the point in time that control of the ordered products is transferred to the customer. Generally, this occurs when the product is delivered, or in some cases, picked up from one of our distribution centers by the customer.

Customer contract liabilities consist of customer deposits received in advance of fulfilling an order and are shown separately on the consolidated balance sheets. During the three-month periods ended September 30, 2018 and September 30, 2017, the Company recognized $0 and $26,000, respectively, of revenue from deposits that were included in contract liabilities as of March 31, 2018 and March 31, 2017, respectively. During the six-month periods ended September 30, 2018 and September 30, 2017, the Company recognized $114,000 and $71,000, respectively, of revenue from deposits that were included in contract liabilities as of March 31, 2018 and March 31, 2017, respectively. The Company’s contracts have a duration of one year or less and therefore, the Company has elected the practical expedient of not disclosing revenues allocated to partially unsatisfied performance obligations.

Disaggregation of Revenue

The following table represents revenue disaggregated by product in the three and six months ended September 30, 2018 and September 30, 2017 (in thousands):

	Three months ended September 30, 2018			Six months ended September 30, 2018
	Astaxanthin	Spirulina	Total	Astaxanthin	Spirulina	Total
Packaged products	$4,281	$1,928	$6,209	$9,376	$2,996	$12,372
Bulk products	334	411	745	597	1,130	1,727
Total	$4,615	$2,339	$6,954	$9,973	$4,216	$14,099

	Three months ended September 30, 2017			Six months ended September 30, 2017
	Astaxanthin	Spirulina	Total	Astaxanthin	Spirulina	Total
Packaged products	$4,399	$2,365	$6,764	$9,904	$4,292	$14,196
Bulk products	209	1,082	1,291	430	2,238	2,668
Total	$4,608	$3,447	$8,055	$10,334	$6,530	$16,864

Reclassification

Certain amounts previously reported in the fiscal 2018 consolidated financial statements have been reclassified to conform with the fiscal 2019 financial presentation. These reclassifications have no impact on net income.

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

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” (“ASU No. 2016-18”).  This update addresses the fact that diversity exists in the classification and presentation of changes in restricted cash on the statement of cash flows under Topic 230, Statement of Cash Flows. ASU No. 2016-18 became effective for public companies for the fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company adopted this standard as of April 1, 2018 by using the retrospective method, which required reclassification of restricted cash in the accompanying consolidated statement of cash flows as of the beginning of the period for the six months ended September 30, 2018.

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

 Recently Issued Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-15, “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract” (“ASU No. 2018-15”), which aligns the capitalization requirements for implementation costs incurred in a hosting arrangement that is a service contract with the existing capitalization requirements for implementation costs incurred to develop or obtain internal-use software (Subtopic 350-40). ASU 2018-15 becomes effective for the Company in the first quarter of fiscal 2021 and may be adopted either retrospectively or prospectively. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this standard on its financial statements.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement - Disclosure Framework (Topic 820)” (“ASU No. 2018-13”). The updated guidance improves the disclosure requirements on fair value measurements. The updated guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for any removed or modified disclosures. The Company is currently assessing the timing and impact of adopting the updated provisions.

In June 2018, the FASB issued ASU 2018-07, “Compensation - Stock Compensation (Topic 718)” (“ASU No. 2018-07”): Improvements to Nonemployee Share-Based Payment Accounting. This ASU expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees, and as a result, the accounting for share-based payments to non-employees will be substantially aligned. ASU No. 2018-07 is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted but no earlier than an entity’s adoption date of Topic 606. The Company is currently evaluating the impact this new guidance will have on its financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU No. 2016-02”). The principle objective of ASU No. 2016-02 is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet. ASU No. 2016-02 continues to retain a distinction between finance and operating leases but requires lessees to recognize a right-of-use asset representing its right to use the underlying asset for the lease term and a corresponding lease liability on the balance sheet for all leases with terms greater than twelve months. ASU No. 2016-02 is effective for fiscal years and interim periods beginning after December 15, 2018. Early adoption of ASU No. 2016-02 is permitted. Entities were required to apply the amendments at the beginning of the earliest period presented using a modified retrospective approach. This guidance is applicable to the Company’s fiscal year beginning April 1, 2019. In July 2018, the FASB issued ASU 2018-10 “Codification Improvements to Topic 842, Leases” (“ASU No. 2018-02”).  This ASU affects narrow aspects of the guidance issued in the amendments in ASU No. 2016-02 including those regarding residual value guarantees, rate implicit in the lease, lessee reassessment of lease classification, lessor reassessment of lease term and purchase option, variable lease payments that depend on an index or a rate, investment tax credits, lease term and purchase option, transition guidance for amounts previously recognized in business combinations, certain transition adjustments, transition guidance for leases previously classified as capital leases under Topic 840, transition guidance for modifications to leases previously classified as direct financing or sales-type leases under Topic 840, transition guidance for sale and leaseback transactions, impairment of net investment in the lease, unguaranteed residual asset, effect of initial direct costs on rate implicit in the lease, and failed sale and leaseback transactions.  In July 2018, the FASB issued ASU No. 2018-11, "Leases (Topic 842): Targeted Improvements," which provides entities with an additional (and optional) transition method to adopt the new leases standard. Under this method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, the prior comparative period’s financials will remain the same as those previously presented. Entities that elect this optional transition method must provide the disclosures that were previously required. The Company expects it will elect this optional transition method. The Company has started the assessment process by evaluating the population of leases under the revised definition of what qualifies as a leased asset, and expects to have the assessment completed by March 2019. The Company is the lessee under various agreements for facilities and equipment that are currently accounted for as operating and capital leases. The Company expects this guidance will have a material impact on its consolidated balance sheets due to the recognition of lease rights and obligations as assets and liabilities, respectively. The Company does not expect this guidance to have a material effect on its consolidated results of operations and cash flows.

3.	INVENTORIES

Inventories are stated at the lower of cost or net realizable value. Cost is determined by the first-in, first-out method. Inventories consist of the following:

	September 30, 2018	March 31, 2018
	(in thousands)
Raw materials	$516	$410
Work in process	4,517	2,602
Finished goods	5,248	5,878
Supplies	158	144
Inventories, net	$10,439	$9,034

The Company recognizes abnormal production costs, including fixed cost variances from normal production capacity, as an expense in the period incurred. Abnormal costs related to spirulina production of $0 and $250,000 were charged to cost of sales for the three and six months ended September 30, 2018, respectively. There were no abnormal production costs for the three and six months ended September 30, 2017, respectively. Non-inventoriable fixed costs related to spirulina production of $16,000 and $141,000 were charged to cost of sales for the three and six months ended September 30, 2018, respectively. Non-inventoriable fixed costs related to spirulina production of $75,000 and $84,000 were charged to cost of sales for the three and six months ended September 30, 2017, respectively.

4.	EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements consist of the following:

	September 30, 2018	March 31, 2018
	(in thousands)
Equipment	$18,176	$17,935
Leasehold improvements	14,288	14,248
Furniture and fixtures	348	348
	32,812	32,531
Less accumulated depreciation and amortization	(18,296)	(17,346)
Construction-in-progress	606	549
Equipment and leasehold improvements, net	$15,122	$15,734

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amount to forecasted undiscounted future cash flows expected to be generated by the asset. If the carrying amount exceeds its estimated future cash flows, then an impairment charge is recognized to the extent that the carrying amount exceeds the asset’s fair value. Management has determined no asset impairment existed as of September 30, 2018 and March 31, 2018, respectively.

5.	LINE OF CREDIT

On August 30, 2016, the Revolving Credit Agreement (the “Credit Agreement”), which the Company and First Foundation Bank (“the Bank”) entered into on June 3, 2016, became effective after the Company and the Bank received the necessary approvals from the State of Hawaii to secure the lien on the Company’s leasehold property in Kona, Hawaii. The Credit Agreement allows the Company to borrow up to $2,000,000 on a revolving basis. Borrowings under the Credit Agreement bear interest at the Wall Street Journal prime rate (5.25% at September 30, 2018) + 2%, floating. The Credit Agreement includes various covenants as defined in the Credit Agreement. The Credit Agreement also contains standard acceleration provisions in the event of a default by the Company. As of September 30, 2018, the Company had borrowed $1,750,000 and had $250,000 available on the line. The line of credit is subject to annual renewal and was renewed on August 30, 2018 and will be subject to renewal upon expiration on August 30, 2019. Pursuant to the August 30, 2018 renewal, the current ratio covenant was changed from 2.10:1 to 1.50:1 and is applicable to both the Line of Credit and Long-Term Debt with the Bank.

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

6.	ACCRUED EXPENSES

Accrued expenses consist of the following:

	September 30, 2018	March 31, 2018
	(in thousands)
Wages, commissions, bonus and profit sharing	$568	$707
Other accrued expenses	243	185
Total accrued expenses	$811	$892

7.	LONG-TERM DEBT

Long-term debt consists of the following:

	September 30, 2018	March 31, 2018
	(in thousands)
Long-term debt	$6,246	$6,530
Capital lease obligations	115	148
Less current maturities	(663)	(655)
Long-term debt, excluding current maturities	5,698	6,023
Less unamortized debt issuance costs	(216)	(233)
Total long-term debt, net of current maturities and unamortized debt issuance costs	$5,482	$5,790

Term Loans

On August 14, 2012, the Company entered into a loan agreement (the “August 2012 Loan Agreement”) that provides a term loan in an aggregate principal amount of $5,500,000 which is secured by substantially all the Company’s assets, including a mortgage on the Company's interest in its lease at the National Energy Laboratory of Hawaii Authority. The August 2012 Loan Agreement is partially guaranteed under the provisions of the U.S. Department of Agriculture (“USDA”) Rural Development Guarantee program.

In accordance with terms of the August 2012 Loan Agreement, monthly payments of principal and interest are required until the loan’s maturity on August 14, 2032. Interest on the loan accrues on the outstanding principal balance at an annual variable rate equal to the published Wall Street Journal prime rate (5.25% at September 30, 2018) plus 1.0% and is adjustable on the first day of each calendar quarter and fixed for that quarter. At no time shall the annual interest rate be less than 5.50%. The balance under the August 2012 Loan Agreement was $4,545,000 and $4,648,000 at September 30, 2018 and March 31, 2018, respectively.

The Loan includes a one-time origination and guaranty fees totaling $214,500 and an annual renewal fee payable in the amount of 0.25% of the USDA guaranteed portion of the outstanding principal balance as of December 31 of each year, beginning December 31, 2012. The USDA has guaranteed 80% of all amounts owing under the August 2012 Loan Agreement. The Company is subject to financial covenants and customary affirmative and negative covenants.

On July 30, 2015, the Company entered into a loan agreement (the “2015 Loan Agreement”) that provides a term loan in an aggregate principal amount of $2,500,000 and is secured by all the Company’s assets. The 2015 Loan Agreement is partially guaranteed under the provisions of the USDA Rural Development Guarantee program.

In accordance with terms in the 2015 Loan Agreement, payment of principal and interest are required until its maturity on September 1, 2022. Interest on the loan accrues on the outstanding principal balance at an annual variable rate equal to the published Wall Street Journal prime rate (5.25% at September 30, 2018) plus 2.0% and is adjustable on the first day of each calendar quarter and fixed for that quarter.

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

At no time shall the annual interest rate be less than 6.00%. The 2015 Loan Agreement has a prepayment penalty of 5% for any prepayment made prior to the first anniversary of the date of the loan and each year thereafter the penalty is reduced by 1% each year until the fifth anniversary of such date when there will no longer be a prepayment penalty. The balance under the 2015 Loan Agreement was $1,560,000 and $1,726,000 at September 30, 2018 and March 31, 2018, respectively.

On October 6, 2017, the Company entered into an Equipment Finance Agreement (the “Equipment Agreement”), which provides up to $175,000 of financing for equipment. The interest rate on this loan is 4.75%. In accordance with terms in the Equipment Agreement payment of principle and interest are required until its maturity on October 31, 2022. The balance under this loan was $141,000 and $156,000 at September 30, 2018 and March 31, 2018, respectively.

Capital Leases

The Company has three capital leases providing for $278,000 in equipment, secured by the equipment financed. The capital leases mature at various dates between May 2019 and March 2021 and are payable in 60 equal monthly payments, except for one which is payable in 36 equal monthly payments. The interest rates under these capital leases range from 4.18% to 12.90%. The aggregate balances under these leases were $115,000 and $148,000 at September 30, 2018 and March 31, 2018, respectively.

8.	CONTINGENCIES

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

The Company has share-based compensation plans, which are more fully described in Note 9, Share-Based Compensation, to the Consolidated Financial Statements included in the Company’s annual report on Form 10-K as filed with the SEC on June 15, 2018.

As of September 30, 2018, the Company had two equity-based compensation plans: the 2016 Equity Incentive Plan (the “2016 Plan”) and the 2014 Independent Director Stock Option and Restricted Stock Grant Plan (the “2014 Directors Plan”). The Company has also issued stock options, which remain outstanding as of September 30, 2018, under two equity-based compensation plans which have expired according to their terms: the 2005 Stock Option Plan (the “2005 Plan”) and the 2004 Independent Director Stock Option and Stock Grant Plan (the “2004 Directors Plan”). These plans allowed the Company to award stock options and shares of restricted common stock to eligible employees, certain outside consultants and independent directors. No additional awards will be issued under the 2005 Plan or the 2004 Directors Plan.

The following table presents shares authorized, available for future grant and outstanding under each of the Company’s plans:

	As of September 30, 2018
	Authorized	Available	Outstanding

2016 Plan	1,300,000	1,109,640	174,357
2014 Directors Plan	350,000	184,400	12,000
2005 Plan	—	—	434,400
2004 Directors Plan	—	—	12,000
Total	1,650,000	1,294,040	632,757

Stock Options

All stock option grants made under the equity-based compensation plans were issued at exercise prices no less than the Company’s closing stock price on the date of grant, determined by the Board of Directors or the Compensation Committee of the Board of Directors in accordance with the provisions of the respective plans.  The terms of each option grant include vesting, exercise, and other conditions set forth in a Stock Option Agreement evidencing each grant. No option can have a life in excess of ten (10) years. The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model. The model requires various assumptions, including a risk-free interest rate, the expected term of the options, the expected stock price volatility over the expected term of the options, and the expected dividend yield. Compensation expense for employee stock options is recognized ratably over the vesting term. Compensation expense recognized for options issued under all Plans was $18,000 and $36,000 for the three and six months ended September 30, 2018, respectively. Compensation expense recognized for options issued under all Plans was $19,000 and $34,000 for the three and six months ended September 30, 2017, respectively. All stock-based compensation has been classified as general and administrative expense in the condensed consolidated statement of operations.

A summary of option activity under the Company’s stock plans for the six months ended September 30, 2018 is presented below:

Option Activity	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at March 31, 2018	589,400	$4.06	4.9	$675,300
Granted	—	$—
Exercised	(6,000)	$2.85
Forfeited	(5,000)	$5.75
Outstanding at September 30, 2018	578,400	$4.06	4.5	$59,182
Exercisable at September 30, 2018	483,400	$4.15	3.6	$59,182

The aggregate intrinsic value in the table above is before applicable income taxes and represents the excess amount over the exercise price optionees would have received if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price of $3.35 for such day.

A summary of the Company’s non-vested options for the six months ended September 30, 2018 is presented below:

Nonvested Options	Shares	Weighted Average Grant-Date Fair Value
Nonvested at March 31, 2018	120,000	$1.81
Granted	—	—
Vested	(25,000)	1.71
Forfeited	—	—
Nonvested at September 30, 2018	95,000	$1.83

As of September 30, 2018, total unrecognized stock-based compensation expense related to all unvested stock options was $145,000, which is expected to be expensed over a weighted average period of 1.8 years.

Restricted Stock

Grants of fully vested restricted stock issued to Non-Employee Directors was 47,223 shares for the three and six months ended September 30, 2018 and 57,501 shares for the three and six months ended and September 30, 2017, respectively. Compensation expense recognized for fully vested restricted stock grants issued under the 2014 Directors Plan was $170,000 for the three and six months ended September 30, 2018 and $276,000 for the three and six months ended September 30, 2017.

Restricted Stock Units (“RSUs”)

RSUs are service-based awards granted to eligible employees under the 2016 Plan. Compensation expense recognized for RSUs issued under the 2016 Plan was $22,000 and $38,000 for the three and six months ended September 30, 2018, respectively. Compensation expense recognized for RSUs issued under the 2016 Plan was $16,000 and $32,000 for the three and six months ended September 30, 2017, respectively.

On July 13, 2018, 22,449 RSUs were awarded to employees of the Company. This award is valued at $4.0252 per share, the closing market price of Cyanotech common stock on the grant date, and vests over a period of two years.

The following table summarizes information related to awarded RSUs:

Nonvested Restricted Stock Units	Shares	Weighted Average Grant Price
Nonvested restricted stock units at March 31, 2018	39,675	$3.89
Granted	23,923	4.10
Vested	(7,670)	3.92
Forfeited	(1,571)	4.22
Nonvested restricted stock units at September 30, 2018	54,357	$3.97

As of September 30, 2018, total unrecognized stock-based compensation expense related to unvested restricted stock units was $173,000, which is expected to be expensed over a weighted average period of 2.0 years.

10.	INCOME TAXES

On December 22, 2017 H.R. 1, originally known as the Tax Cuts and Jobs Act, (the “Tax Act”) was enacted. Among the significant changes to the U.S. Internal Revenue Code, the Tax Act lowers the U.S. federal corporate income tax rate (“Federal Tax Rate”) from 34% to 21% effective January 1, 2018. The Company will compute its income tax expense for the March 31, 2019 fiscal year using a Federal Tax Rate of 21%. The 21% Federal Tax Rate will apply to fiscal years ending March 31, 2019 and each year thereafter. The Company has completed the accounting for the income tax effects of the Tax Act as of March 31, 2018 and has determined that the amount identified as provisional in the quarter ended December 31, 2017 was a materially correct amount. As a result, no measurement period adjustments have been recorded.

We utilize our estimated annual effective tax rate to determine our provision (benefit) for income taxes for interim periods. The income tax provision (benefit) is computed by multiplying the estimated annual effective tax rate by the year to date pre-tax book income (loss). We recorded income tax benefit of ($18,000) and income tax expense of $11,000 for the three months ended September 30, 2018 and 2017, respectively. We recorded income tax benefit of ($40,000) and income tax expense of $21,000 for the six months ended September 30, 2018 and 2017, respectively. Our effective tax rate was 1.6% for the three and six months ended September 30, 2018, respectively, and 2.2% and 2.1% for the three and six months ended September 30, 2017, respectively. The effective tax rate for the three and six months ended September 30, 2018 differs from the statutory rate of 21% as a result of state taxes (net of federal benefit) and the net change in valuation allowance against the net deferred tax asset the Company believes is not more likely than not to be realized.

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

As of September 30, 2018, there was no liability for income tax associated with unrecognized tax benefits. The Company recognizes accrued interest related to unrecognized tax benefits as well as any related penalties in interest income or expense in its consolidated condensed statements of operations, which is consistent with the recognition of these items in prior reporting periods.

With few exceptions, the Company is no longer subject to U.S. federal, state, local, and non-U.S. income tax examination by tax authorities for tax years before 2013.

11.	(LOSS) EARNINGS PER SHARE

Basic (loss) earnings per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the potentially dilutive effect of outstanding stock options using the “treasury stock” method.

Reconciliations between the numerator and the denominator of the basic and diluted (loss) earnings per share computations for the three months ended September 30, 2018 and 2017 are as follows:

	Three Months Ended September 30, 2018
	Net Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands)
Basic and diluted loss per share	$(1,136)	5,806	$(0.20)

	Three Months Ended September 30, 2017
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands)

Basic income per share	$475	5,709	$0.08
Effect of dilutive securities — Common stock options	—	62	—
Diluted income per share	$475	5,771	$0.08

Reconciliations between the numerator and the denominator of the basic and diluted (loss) earnings per share computations for the six months ended September 30, 2018 and 2017 are as follows:

	Six Months Ended September 30, 2018
	Net Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands)
Basic and diluted loss per share	$(2,411)	5,796	$(0.42)

	Six Months Ended September 30, 2017
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands)
Basic income per share	$977	5,697	$0.17
Effect of dilutive securities—Common stock options	—	46	—
Diluted income per share	$977	5,743	$0.17

As a result of the net loss for the three and six month period ended September 30, 2018, no potentially dilutive securities are included in the calculation of diluted (loss) earnings per share because such effect would be anti-dilutive. Potentially dilutive securities include 75,000 and 120,000 outstanding options to purchase common stock for the three and six months ended September 30, 2018, respectively and 23,296 restricted stock units for the three and six months ended September 30, 2018, as the effect of their inclusion would be anti-dilutive. Diluted earnings per share does not include the impact of 75,000 options to purchase common stock for the three and six month period ended September 30, 2017, as the effect of their inclusion would be anti-dilutive. Restricted stock units become dilutive within the period granted and remain dilutive until the units vest and are issued as common stock.

12.	RELATED PARTY TRANSACTIONS AND BALANCES

During the six months ended September 30, 2018, the Company entered into a consulting agreement with an effective date of May 5, 2018 with a vendor that employs one of our independent directors.  The Company’s independent director is not named in or involved in the performance of the consulting agreement. The contract amount of $120,000 is reflected in general and administrative expense during the six months ended September 30, 2018 and $65,000 in payments have been made against the contract during the six months ended September 30, 2018.

13.	SUBSEQUENT EVENTS

On August 31, 2018, the Company signed an Asset Purchase Agreement with Cellana LLC to acquire a six-acre production and research facility, known as the Kona Demonstration Facility, located adjacent to Cyanotech’s existing 90 acre site at the Natural Energy Laboratory of Hawaii Authority (“NELHA”). The acquisition includes all existing equipment and other assets necessary to operate the facility.   Pursuant to the Asset Purchase Agreement, the closing of the acquisition was contingent on NELHA and the State of Hawaii Board of Land and Natural Resources (“BLNR”). NELHA granted its approval on September 18, 2018, and the BLNR granted its approval on October 26, 2018. The Company is still conducting due diligence of the Cellana assets. Assuming diligence is completed to the Company's satisfaction, the acquisition is expected to close in the third fiscal quarter.

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

Results of Operations

The following tables present selected consolidated financial data for each of the periods indicated ($ in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net sales	$6,954	$8,055	$14,099	$16,864
Net sales decrease	(13.7)%		(16.4)%
Gross profit	$2,285	$3,620	$4,121	$7,223
Gross profit as % of net sales	32.9%	44.9%	29.2%	42.8%
Operating expenses	$3,289	$3,001	$6,292	$5,984
Operating expenses as % of net sales	47.2%	37.3%	44.6%	35.5%
Operating (loss) income	$(1,004)	$619	$(2,171)	$1,239
Operating (loss) income as % of net sales	(14.4)%	7.7%	(15.4)%	7.3%
Income tax (benefit) expense	$(18)	$11	$(40)	$21
Net (loss) income	$(1,136)	$475	$(2,411)	$977

Comparison of the Three Months Ended September 30, 2018 and 2017

Net Sales (in thousands)

	Three Months Ended
	September 30,		$	%
	2018	2017	Change	Change
Packaged sales
Astaxanthin	$4,281	$4,399	$(118)	(2.7)%
Spirulina	1,928	2,365	(437)	(18.5)%
Total Packaged sales	$6,209	$6,764	$(555)	(8.2)%

Bulk sales
Astaxanthin	$334	$209	$125	59.8%
Spirulina	411	1,082	(671)	(62.0)%
Total Bulk sales	$745	$1,291	$(546)	(42.3)%

Total sales
Astaxanthin	$4,615	$4,608	$7	0.2%
Spirulina	2,339	3,447	(1,108)	(32.1)%
Total sales	$6,954	$8,055	$(1,101)	(13.7)%

The net sales decrease of 13.7% for the current quarter compared to the same period last year was driven by lower spirulina sales (down 32.1%) due to lower supply that was the result of the re-inoculation that took place in the first quarter of this fiscal year. This resulted in an 18.5% decrease in packaged spirulina sales and a 62.0% decrease in bulk spirulina sales. Demand for spirulina remains high, and at the end of the quarter we had a large number of open orders for both our packaged and bulk spirulina products. Astaxanthin sales were up 0.2% compared to the same quarter last year. At the end of the quarter, we had $0.8 million of packaged astaxanthin product in transit that will be recognized as revenue upon delivery in October 2018, compared to $0.1 million in transit at September 30, 2017. Sales to our two largest customers increased 30% and 35%, respectively, for the current quarter compared to the same period last year. International sales represented 15% of net sales for the current quarter compared to 19% for the same period last year.

Gross Profit Our gross profit margin for the current quarter decreased 12.0 percentage points compared to the same period last year. In April 2018, we undertook a complete re-inoculation of our spirulina ponds. During the re-inoculation period, which was completed in mid-May 2018, there was no spirulina production. Since then, production has steadily increased and this quarter our production was 9% below the same period last year. In addition to decreased sales volume, the 76% reduction in spirulina production in Q1 of the current fiscal year resulted in a $0.6 million increase in cost of goods and reduced gross profit margin by 9.3 points. An additional 3.0 percentage point decrease resulted from a higher astaxanthin cost per kilo compared to the same period last year, due to lower production levels that were the result of reduced light that occurred during the recent Kilauea volcano eruption.

Operating Expenses Operating expenses increased $0.3 million for the current quarter compared to the same period in last year. General and administrative expenses increased $0.1 million due to higher legal and outside services expense of $0.26 million, offset by a decrease in incentive expenses of $0.1 million.  Sales and marketing expenses increased $0.1 million due to a $0.2 million increase in advertising and promotion costs, offset by a $0.1 million decrease in outside services expense.

 Income Taxes We recorded an income tax benefit of $18,000 for the second quarter of this fiscal year with an effective tax rate of 1.6%, compared to an $11,000 expense for the same period last year with an effective rate of 2.2%. We continue to carry a full valuation allowance on our net deferred tax assets.

Comparison of the Six Months Ended September 30, 2018 and 2017

Net Sales (in thousands)

	Six Months Ended
	September 30,		$	%
	2018	2017	Change	Change
Packaged sales
Astaxanthin	$9,376	$9,904	$(528)	(5.3)%
Spirulina	2,996	4,292	(1,296)	(30.2)%
Total Packaged sales	$12,372	$14,196	$(1,824)	(12.8)%

Bulk sales
Astaxanthin	$597	$430	$167	38.8%
Spirulina	1,130	2,238	(1,108)	(49.5)%
Total Bulk sales	$1,727	$2,668	$(941)	(35.3)%

Total sales
Astaxanthin	$9,973	$10,334	$(361)	(3.4)%
Spirulina	4,126	6,530	(2,404)	(36.8)%
Total Bulk sales	$14,099	$16,864	$(2,765)	(16.3)%

The net sales decrease of 16.3% for the first six months of fiscal 2019 compared to the same period last year was driven by a 12.8% decrease in sales of our packaged products and a 35.3% decrease in sales of our bulk products. The overall decrease was driven by lower spirulina sales (down 36.8%) due to lower supply that was the result of the complete re-inoculation that took place in the first quarter of this fiscal year. Sales to our two largest customers increased 3% and 52%, respectively, for the first six months of fiscal 2019 compared to the same period last year. International sales represented 17% of net sales for the current quarter compared to 23% for the same period last year.

Gross Profit Our gross profit margin for the first six months of fiscal 2019 decreased 13.6 percentage points compared to the same period last year due primarily to the spirulina re-inoculation and the resulting decrease in supply. The lower spirulina production levels in both Q4 of fiscal 2018 (-63% compared to Q4 of fiscal 2017) and in Q1 of the current fiscal year (-76% compared to Q1 of fiscal 2018) has had a negative impact on our year-to-date performance. In addition to decreased sales volume, the lower production levels resulted in a $1.4 million increase in cost of goods and reduced gross profit margin by 9.9 points for the first 6 months of the current fiscal year. An additional 2.8 percentage point decrease in gross profit margin resulted from a higher astaxanthin cost per kilo compared to the same period last year, due to lower production levels that were the result of reduced light that occurred during the recent Kilauea volcano eruption.

Operating Expenses Operating expenses increased $0.3 million for the first six months of fiscal 2019 compared to the same period in last year. General and administrative expenses increased $0.1 million due to higher legal and outside services expense of $0.3 million, offset by a decrease in incentive expenses of $0.2 million.  Sales and marketing expenses increased $0.1 million due to a $0.3 million increase in advertising and promotion costs, offset by a $0.2 million decrease in outside services expense. Research and development costs increased $0.1 million due to an increased in headcount.

 Income Taxes We recorded an income tax benefit of $40,000 for the first six months of this year with an effective tax rate of 1.6%, compared to a $21,000 expense for the same period last year with an effective rate of 2.1%. We continue to carry a full valuation allowance on our net deferred tax assets.

Liquidity and Capital Resources

As of September 30, 2018, we had cash of $0.7 million and working capital of $6.1 million compared to $1.3 million and $7.9 million, respectively, at March 31, 2018. On August 30, 2016, the Credit Agreement, which we and First Foundation Bank (the Bank) entered into on June 3, 2016, became effective. The Credit Agreement allows us to borrow up to $2.0 million on a revolving basis. The line of credit was renewed on August 30, 2018 and will expire on August 30, 2019. At September 30, 2018, we had borrowed $1.75 million and had $0.25 million available on the line. Along with the renewal, the bank reduced the current ratio requirement on the credit line and all term loans to 1.50:1; the former requirement was 2.10:1.

As of September 30, 2018, we had $6.1 million of term loans payable to the Bank that require the payment of principal and interest monthly through August 2032. Pursuant to the term loans, we are subject to annual financial covenants, customary affirmative and negative covenants and certain subjective acceleration clauses. We were in compliance with these financial covenants at March 31, 2018.

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

Cash Flows The following table summarizes our cash flows for the periods indicated ($ in thousands):

	Six months ended September 30
	2018	2017
Total cash provided by (used in):
Operating activities	$(1,313)	$1,391
Investing activities	(338)	(281)
Financing activities	920	(415)

(Decrease) increase in cash	$(731)	$695

Cash used in operating activities for the six months ended September 30, 2018 was the result of a net loss, offset by non-cash charges of $1.2 million and an increase in working capital of $0.1 million. The increase in working capital was primarily the result of a $1.4 million increase in inventory, offset by a $0.8 million increase in accounts payable and a $0.8 million decrease in accounts receivable due to lower sales volume. The $1.4 million increase in inventory is comprised primarily of a $0.4 million increase in spirulina inventory and related nutrient supplies, and a $1.0 million increase in astaxanthin inventory, of which $0.3 million was inventory in transit to customers at September 30, 2018. The increase in astaxanthin inventory includes seasonal increases that typically result from higher summer production levels.

Cash used in investing activities for the six months ended September 30, 2018 includes costs for leasehold improvements and equipment acquisitions at our Kona facility, as well as the initial payment for assets purchased under the pending purchase of assets from Cellana LLC.

Cash provided by financing activities for the six months ended September 30, 2018 consists of a $1.2 million increase in our line of credit, offset by $0.3 million in principal payments on debt in the normal course of business. The line of credit advance was used to fund operations during the re-inoculation period and is expected to be repaid through cash flow from operating activities in future quarters.

Sources and Uses of Capital

At September 30, 2018, our working capital was $6.1 million, a decrease of $1.8 million compared to March 31, 2018. The decrease is due primarily to an increase in short term debt and accounts payable.

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

Our strategic direction has been to position the Company as a world leader in the production and marketing of high-value natural products from microalgae. We are vertically aligned, producing raw materials in the form of microalgae processed at our 90-acre facility in Hawaii, and integrating those raw materials into finished products. In fiscal 2019, our primary focus is on building our consumer brands, increasing our astaxanthin production volume and improving the consistency of our production for both astaxanthin and spirulina. We will continue to put emphasis on our Nutrex Hawaii consumer products to introduce them to a broader consumer market, and leverage our experience and reputation for quality, building nutritional brands which promote health and well-being. The foundation of our nutritional products is naturally cultivated Hawaiian Spirulina Pacifica® in powder and tablet form; and BioAstin® Hawaiian Astaxanthin® antioxidant in extract and softgel form. Information about our Company and our products can be viewed at www.cyanotech.com and www.nutrex-hawaii.com. Consumer products can also be purchased online at www.nutrex-hawaii.com.

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

Off-Balance Sheet Arrangements

As of September 30, 2018, we had no off-balance sheet arrangements or obligations.

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

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended March 31, 2018 filed with the SEC on June 15, 2018. In the six months ended September 30, 2018, there were changes to the application of critical accounting policies previously disclosed in our most recent Annual Report on Form 10-K related to the adoption of ASU 2014-09 on April 1, 2018, as described below.

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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to our market risk during the six months ended September 30, 2018. For additional information, refer to our Annual Report on Form 10-K for the year ended March 31, 2018.

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management evaluated the effectiveness of our internal control over financial reporting as of September 30, 2018. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control - Integrated Framework” (2013 Framework). Based on that assessment, management concluded that our internal control over financial reporting was effective as of September 30, 2018.

Changes to Internal Control Over Financial Reporting

On April 1, 2018, the Company adopted the new revenue recognition accounting standard, “Revenue from Contracts with Customers.” As a result, we made additions and/or modifications to policies, procedures, and controls that have affected our internal control over financial reporting, including changes to accounting policies and procedures, operational processes and documentation practices.

There were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

Our management, including our CEO and CFO, do not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all errors and all fraud. A control system no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within a company are detected.

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

PART II.     OTHER INFORMATION

Item 1.     Legal Proceedings

From time to time the Company may become party to lawsuits and claims that arise in the ordinary course of business relating to employment, intellectual property, and other matters. There were no significant legal matters outstanding at September 30, 2018.

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

Item 5.    Other Information

None.

Item 6. Exhibits

a)     The following exhibits are furnished with this report:

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of November 13, 2018.

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of November 13, 2018.

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed as of November 13, 2018.

99.1	Press Release dated November 12, 2018.

101

The following financial statements from Cyanotech Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYANOTECH CORPORATION
(Registrant)

November 13, 2018	By:	/s/ Mawae R. Morton
(Date)		Mawae R. Morton
Chief Executive Officer; Director

November 13, 2018	By:	/s/ Jole Deal
(Date)		Jole Deal
Vice President — Finance & Administration and CFO
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of November 13, 2018.

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of November 13, 2018.

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed as of November 13, 2018.

99.1	Press Release dated November 12, 2018.

101

The following financial statements from Cyanotech Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements