Form 10-Q
period 2018-12-31
CYANOTECH CORP
filed 2019-02-13
CIK 768408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended December 31, 2018

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of February 12, 2019, the number of shares outstanding of the registrant’s sole class of common stock, par value $0.02 per share, was 5,836,110.

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

CYANOTECH CORPORATION

FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

CYANOTECH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	December 31, 2018	March 31, 2018
ASSETS
Current assets:
Cash	$1,573	$1,329
Accounts receivable, net of allowance for doubtful accounts of $27 at December 31, 2018 and $27 at March 31, 2018	1,883	2,664
Inventories, net	10,112	9,034
Prepaid expenses and other current assets	641	590
Total current assets	14,209	13,617

Equipment and leasehold improvements, net	15,183	15,734
Restricted cash	—	65
Other assets	291	291
Total assets	$29,683	$29,707

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,055	$3,527
Accrued expenses	1,073	892
Short-term contract obligation	332	—
Line of credit	1,750	500
Current maturities of long-term debt	663	655
Customer deposits	172	133
Total current liabilities	8,045	5,707

Long-term debt, less current maturities	5,328	5,790
Other long-term liabilities	57	103
Total liabilities	13,430	11,600

Commitments and contingencies

Stockholders’ equity:
Preferred stock of $0.01 par value, authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock of $0.02 par value, shares authorized 50,000,000; 5,836,110 shares issued and outstanding at December 31, 2018 and 5,772,032 shares at March 31, 2018	117	115
Additional paid-in capital	32,318	32,051
Accumulated deficit	(16,182)	(14,059)
Total stockholders’ equity	16,253	18,107
Total liabilities and stockholders’ equity	$29,683	$29,707

See accompanying Notes to Condensed Consolidated Financial Statements.

CYANOTECH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017

NET SALES	$10,044	$9,150	$24,143	$26,014
COST OF SALES	5,928	4,910	15,906	14,551
Gross profit	4,116	4,240	8,237	11,463

OPERATING EXPENSES:
General and administrative	1,337	1,368	4,190	4,132
Sales and marketing	2,068	1,620	5,088	4,549
Research and development	216	142	635	433
Total operating expenses	3,621	3, 130	9,913	9,114

Income (loss) from operations	495	1,110	(1,676)	2,349

Interest expense, net	(134)	(130)	(414)	(371)

Income(loss) before income taxes	361	980	(2,090)	1,978

INCOME TAX EXPENSE (BENEFIT)	73	(127)	33	(105)

NET INCOME (LOSS)	$288	$1,107	$(2,123)	$2,083

NET INCOME (LOSS) PER SHARE:
Basic	$0.05	$0.19	$(0.37)	$0.36
Diluted	$0.05	$0.19	$(0.37)	$0.36

SHARES USED IN CALCULATION OF NET INCOME (LOSS) PER SHARE:
Basic	5,836	5,749	5,809	5,714
Diluted	5,862	5,831	5,809	5,774

See accompanying Notes to Condensed Consolidated Financial Statements.

CYANOTECH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended December 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(2,123)	$2,083
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,421	1,403
Share-based compensation expense	282	369
Amortization of debt issue costs and other assets	57	52
Net (increase) decrease in assets:
Accounts receivable	781	(791)
Inventories	(1,078)	(1,730)
Prepaid expenses and other assets	(84)	(86)
Net increase (decrease) in liabilities:
Accounts payable	528	(76)
Accrued expenses	181	332
Customer deposits	39	(80)
Other long-term liabilities	(46)	(8)
Net cash (used in) provided by operating activities	(42)	1,468

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in equipment and leasehold improvements	(375)	(667)
Investment in Cellana asset purchase	(100)	—
Investment in restricted cash	—	(65)
Net cash used in investing activities	(475)	(732)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net draws (payments) on line of credit	1,250	(111)
Payments on short term contract obligation	(63)	—
Payments on capitalized leases	(49)	(67)
Principal payments on long-term debt	(429)	(394)
Proceeds from long-term debt, net of costs	—	166
Withholding on restricted stock unit vesting	(32)	—
Proceeds from stock options exercised	19	26
Net cash provided by (used in) financing activities	696	(380)

Net increase in cash	179	356

Cash and restricted cash at beginning of period	1,394	1,407

Cash at end of period	$1,573	$1,763

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$358	$313
Income taxes	$17	$—

Purchase of Cellana assets	$495,000	$—
Less: Issuance of short-term obligation	395,000	—
Cash paid to acquire Cellana assets	$100,000	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

CYANOTECH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

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

Consolidation

The accompanying condensed consolidated financial statements include the accounts of Cyanotech Corporation and its wholly owned subsidiary, Nutrex Hawaii, Inc. (“Nutrex Hawaii” or “Nutrex”, collectively the “Company”). All intercompany balances and transactions have been eliminated in consolidation.

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

The following table provides a reconciliation of cash and restricted cash reported within the Company's consolidated balance sheets to the total amount presented in the consolidated statement of cash flows:

	December 31, 2018	March 31, 2018
	(in thousands)
Cash	$1,329	$1,407
Restricted Cash	65	—
Cash and restricted cash at beginning of period	$1,394	$1,407

Cash	$1,573	$1,329
Restricted Cash	—	65
Cash and restricted cash at end of period	$1,573	$1,394

Concentration of Accounts Receivable and Revenues

At December 31, 2018, 67% of the Company’s accounts receivable was comprised of two customer balances of 43% and 24%, respectively. At March 31, 2018, 76% of the Company’s accounts receivable was comprised of three customer balances of 45%, 16% and 15%, respectively. Two customers accounted for 66% of total net sales for the three months ended December 31, 2018, comprised of 35% and 31%, respectively. Two customers accounted for 50% of total net sales for the three months ended December 31, 2017, comprised of 26% and 24%, respectively. Two customers accounted for 62% of total net sales for the nine months ended December 31, 2018, comprised of 35% and 27%, respectively. Two customers accounted for 47% of total net sales for the nine months ended December 31, 2017, comprised of 30% and 17%, respectively.

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

Customer contract liabilities consist of customer deposits received in advance of fulfilling an order and are shown separately on the consolidated balance sheets. During the three-month periods ended December 31, 2018 and December 31, 2017, the Company recognized $0 and $20,000, respectively, of revenue from deposits that were included in contract liabilities as of March 31, 2018 and March 31, 2017, respectively. During the nine-month periods ended December 31, 2018 and December 31, 2017, the Company recognized $114,000 and $91,000, respectively, of revenue from deposits that were included in contract liabilities as of March 31, 2018 and March 31, 2017, respectively. The Company’s contracts have a duration of one year or less and therefore, the Company has elected the practical expedient of not disclosing revenues allocated to partially unsatisfied performance obligations.

Disaggregation of Revenue

The following table represents revenue disaggregated by product in the three and nine months ended December 31, 2018 and December 31, 2017 (in thousands):

	Three months ended December 31, 2018			Nine months ended December 31, 2018
	Astaxanthin	Spirulina	Total	Astaxanthin	Spirulina	Total
Packaged products	$6,012	$3,212	$9,224	$15,388	$6,208	$21,596
Bulk products	287	533	820	884	1,663	2,547
Total	$6,299	$3,745	$10,044	$16,272	$7,871	$24,143

	Three months ended December 31, 2017			Nine months ended December 31, 2017
	Astaxanthin	Spirulina	Total	Astaxanthin	Spirulina	Total
Packaged products	$5,746	$2,268	$8,014	$15,649	$6,560	$22,209
Bulk products	317	819	1,136	748	3,057	3,805
Total	$6,063	$3,087	$9,150	$16,397	$9,617	$26,014

Reclassification

Certain amounts previously reported in the fiscal 2018 consolidated financial statements have been reclassified to conform with the fiscal 2019 financial presentation. These reclassifications have no impact on net income.

Recently Adopted Accounting Pronouncements

In May 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-09, Compensation-Stock Compensation (Topic 718) Scope of Modification Accounting ("ASU No. 2017-09"). ASU No. 2017-09 will clarify and reduce both (i) diversity in practice and (ii) cost and complexity when applying the guidance in Topic 718, to a change to the terms and conditions of a share-based payment award. This guidance became effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The amendments in ASU No. 2017-09 are applied prospectively to awards modified on or after the adoption date. The Company adopted this standard as of April 1, 2018 with no impact on its consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” (“ASU No. 2016-18”).  This update addresses the fact that diversity exists in the classification and presentation of changes in restricted cash on the statement of cash flows under Topic 230, Statement of Cash Flows. ASU No. 2016-18 became effective for public companies for the fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company adopted this standard as of April 1, 2018 by using the retrospective method, which required reclassification of restricted cash in the accompanying consolidated statement of cash flows as of the beginning of the period for the nine months ended December 31, 2018.

In August 2016, FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU No. 2016-15”). ASU No. 2016-15 clarifies and provides specific guidance on eight cash flow classification issues that are not currently addressed by current GAAP and thereby reduces the current diversity in practice. ASU No. 2016-15 is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2017. The Company adopted this standard as of April 1, 2018 with no impact on its consolidated financial statements and related disclosures.

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

 Recently Issued Accounting Pronouncements

In November 2018, the FASB issued ASU 2018-18 – Collaborative Arrangements, which clarifies that certain transactions between collaborative arrangement participants should be accounted for as revenue when the collaborative arrangement participant is a customer in the context of a unit of account and precludes recognizing as revenue consideration received from a collaborative arrangement participant if the participant is not a customer. This ASU will be effective for us in the first quarter of fiscal 2021 with early adoption permitted. This ASU requires retrospective adoption to the date we adopted ASC 606, April 1, 2018, by recognizing a cumulative-effect adjustment to the opening balance of retained earnings of the earliest annual period presented. The Company is currently evaluating the impact of the adoption of this standard on its financial statements.

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

In June 2018, the FASB issued ASU 2018-07, “Compensation - Stock Compensation (Topic 718)” (“ASU No. 2018-07”): Improvements to Nonemployee Share-Based Payment Accounting. ASU No. 2018-07 expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees, and as a result, the accounting for share-based payments to non-employees will be substantially aligned. ASU No. 2018-07 is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted but no earlier than an entity’s adoption date of Topic 606. The Company is currently evaluating the impact this new guidance will have on its financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU No. 2016-02”). The principle objective of ASU No. 2016-02 is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet. ASU No. 2016-02 continues to retain a distinction between finance and operating leases but requires lessees to recognize a right-of-use asset representing its right to use the underlying asset for the lease term and a corresponding lease liability on the balance sheet for all leases with terms greater than twelve months. ASU No. 2016-02 is effective for fiscal years and interim periods beginning after December 15, 2018. Early adoption of ASU No. 2016-02 is permitted. Entities were required to apply the amendments at the beginning of the earliest period presented using a modified retrospective approach. This guidance is applicable to the Company’s fiscal year beginning April 1, 2019. In July 2018, the FASB issued ASU 2018-10 “Codification Improvements to Topic 842, Leases” (“ASU No. 2018-02”).  ASU No. 2018-02 affects narrow aspects of the guidance issued in the amendments in ASU No. 2016-02 including those regarding residual value guarantees, rate implicit in the lease, lessee reassessment of lease classification, lessor reassessment of lease term and purchase option, variable lease payments that depend on an index or a rate, investment tax credits, lease term and purchase option, transition guidance for amounts previously recognized in business combinations, certain transition adjustments, transition guidance for leases previously classified as capital leases under Topic 840, transition guidance for modifications to leases previously classified as direct financing or sales-type leases under Topic 840, transition guidance for sale and leaseback transactions, impairment of net investment in the lease, unguaranteed residual asset, effect of initial direct costs on rate implicit in the lease, and failed sale and leaseback transactions.  In July 2018, the FASB issued ASU No. 2018-11, "Leases (Topic 842): Targeted Improvements," which provides entities with an additional (and optional) transition method to adopt the new leases standard. Under this method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, the prior comparative period’s financials will remain the same as those previously presented. Entities that elect this optional transition method must provide the disclosures that were previously required. The Company expects it will elect this optional transition method. The Company has selected resources to track and record leases and is starting the assessment and valuation process by evaluating the population of leases under the revised definition of what qualifies as a leased asset, and expects to have the assessment completed by March 2019. The Company is the lessee under various agreements for facilities and equipment that are currently accounted for as operating and capital leases. The Company expects this guidance will have a material impact on its consolidated balance sheets due to the recognition of lease rights and obligations as assets and liabilities, respectively. The Company does not expect this guidance to have a material effect on its consolidated results of operations and cash flows.

3.	INVENTORIES

Inventories are stated at the lower of cost or net realizable value. Cost is determined by the first-in, first-out method. Inventories consist of the following:

	December 31, 2018	March 31, 2018
	(in thousands)
Raw materials	$460	$410
Work in process	4,649	2,602
Finished goods	4,828	5,878
Supplies	175	144
Inventories, net	$10,112	$9,034

The Company recognizes abnormal production costs, including fixed cost variances from normal production capacity, as an expense in the period incurred. Abnormal costs related to spirulina production of $0 and $250,000 were charged to cost of sales for the three and nine months ended December 31, 2018, respectively. There were no abnormal production costs for the three and nine months ended December 31, 2017. Non-inventoriable fixed costs related to production of $35,000 (astaxanthin) and $176,000 ($35,000 astaxanthin and $141,000 spirulina) were charged to cost of sales for the three and nine months ended December 31, 2018, respectively. Non-inventoriable fixed costs related to spirulina production of $4,000 and $88,000 were charged to cost of sales for the three and nine months ended December 31, 2017, respectively.

4.	EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements consist of the following:

	December 31, 2018	March 31, 2018
	(in thousands)
Equipment	$18,312	$17,935
Leasehold improvements	14,288	14,248
Furniture and fixtures	348	348
	32,948	32,531
Less accumulated depreciation and amortization	(18,767)	(17,346)
Construction-in-progress	1,002	549
Equipment and leasehold improvements, net	$15,183	$15,734

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amount to forecasted undiscounted future cash flows expected to be generated by the asset. If the carrying amount exceeds its estimated future cash flows, then an impairment charge is recognized to the extent that the carrying amount exceeds the asset’s fair value. Management has determined no asset impairment existed as of December 31, 2018 and March 31, 2018, respectively.

5.	SHORT TERM CONTRACT OBLIGATION

On November 30, 2018 the Company completed the purchase of a six acre production and research facility from Cellana LLC (“Cellana”) under a purchase agreement that was signed August 31, 2018. In accordance with the terms of the third amendment to the asset purchase agreement, the Company acquired the asset for $495,000 with a cash down payment of $100,000 leaving a short-term obligation of $395,000 on the asset purchase.

The short -term obligation is comprised of two separate loans in the principal amount of $180,000 and $215,000. The first loan of $180,000 bears an interest rate of 6.25% and is payable in four monthly installments which includes principal and interest. The loan commenced on December 1, 2018 and matures on March 31, 2019. The principal amount outstanding at December 31, 2018 was $137,000.

The second loan in the amount of $215,000 is a non-interest bearing loan that is payable in twelve monthly installments comprised of two monthly payments of $10,000 and ten monthly payments of $19,543. The loan commenced on December 1, 2018 and matures on October 15, 2019. This contract contains a hold back of $38,000 pending resolution of certain closing items by the seller. The principal amount outstanding at December 31, 2018 was $195,000.

6.	LINE OF CREDIT

On August 30, 2016, the Revolving Credit Agreement (the “Credit Agreement”), which the Company and First Foundation Bank (“the Bank”) entered into on June 3, 2016, became effective after the Company and the Bank received the necessary approvals from the State of Hawaii to secure the lien on the Company’s leasehold property in Kona, Hawaii. The Credit Agreement allows the Company to borrow up to $2,000,000 on a revolving basis. Borrowings under the Credit Agreement bear interest at the Wall Street Journal prime rate (5.50% at December 31, 2018) plus 2%, floating. The Credit Agreement includes various covenants as defined in the Credit Agreement. The Credit Agreement also contains standard acceleration provisions in the event of a default by the Company. As of December 31, 2018, the Company had borrowed $1,750,000 and had $250,000 available on the line. The line of credit is subject to annual renewal and was renewed on August 30, 2018 and will be subject to renewal upon expiration on August 30, 2019. Pursuant to the August 30, 2018 renewal, the current ratio covenant was changed from 2.10:1 to 1.50:1 and is applicable to both the Line of Credit and Long-Term Debt with the Bank.

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

7.	ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31, 2018	March 31, 2018
	(in thousands)
Wages, commissions, bonus and profit sharing	$799	$707
Other accrued expenses	274	185
Total accrued expenses	$1,073	$892

8.	LONG-TERM DEBT

Long-term debt consists of the following:

	December 31, 2018	March 31, 2018
	(in thousands)
Long-term debt	$6,101	$6,530
Capital lease obligations	98	148
Less current maturities	(663)	(655)
Long-term debt, excluding current maturities	5,536	6,023
Less unamortized debt issuance costs	(208)	(233)
Total long-term debt, net of current maturities and unamortized debt issuance costs	$5,328	$5,790

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

In accordance with terms of the August 2012 Loan Agreement, monthly payments of principal and interest are required until the loan’s maturity on August 14, 2032. Interest on the loan accrues on the outstanding principal balance at an annual variable rate equal to the published Wall Street Journal prime rate (5.50% at December 31, 2018) plus 1.0% and is adjustable on the first day of each calendar quarter and fixed for that quarter. At no time shall the annual interest rate be less than 5.50%. The balance under the August 2012 Loan Agreement was $4,492,000 and $4,648,000 at December 31, 2018 and March 31, 2018, respectively.

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

In accordance with terms in the 2015 Loan Agreement, payment of principal and interest are required until its maturity on September 1, 2022. Interest on the loan accrues on the outstanding principal balance at an annual variable rate equal to the published Wall Street Journal prime rate (5.50% at December 31, 2018) plus 2.0% and is adjustable on the first day of each calendar quarter and fixed for that quarter.

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

At no time shall the annual interest rate be less than 6.00%. The 2015 Loan Agreement has a prepayment penalty of 5% for any prepayment made prior to the first anniversary of the date of the loan and each year thereafter the penalty is reduced by 1% each year until the fifth anniversary of such date when there will no longer be a prepayment penalty. The balance under the 2015 Loan Agreement was $1,475,000 and $1,726,000 at December 31, 2018 and March 31, 2018, respectively.

On October 6, 2017, the Company entered into an Equipment Finance Agreement (the “Equipment Agreement”), which provides up to $175,000 of financing for equipment. The interest rate on this loan is 4.75%. In accordance with terms in the Equipment Agreement, payment of principle and interest are required until its maturity on October 31, 2022. The balance under this loan was $134,000 and $156,000 at December 31, 2018 and March 31, 2018, respectively.

Capital Leases

The Company has three capital leases providing for $278,000 in equipment, secured by the equipment financed. The capital leases mature at various dates between May 2019 and March 2021 and are payable in 60 equal monthly payments, except for one which is payable in 36 equal monthly payments. The interest rates under these capital leases range from 4.18% to 12.90%. The aggregate balances under these leases were $98,000 and $148,000 at December 31, 2018 and March 31, 2018, respectively.

9.	CONTINGENCIES

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

10.	SHARE-BASED COMPENSATION

The Company has share-based compensation plans, which are more fully described in Note 9, Share-Based Compensation, to the Consolidated Financial Statements included in the Company’s annual report on Form 10-K as filed with the SEC on June 15, 2018.

As of December 31, 2018, the Company had two equity-based compensation plans: the 2016 Equity Incentive Plan (the “2016 Plan”) and the 2014 Independent Director Stock Option and Restricted Stock Grant Plan (the “2014 Directors Plan”). The Company has also issued stock options, which remain outstanding as of December 31, 2018, under two equity-based compensation plans which have expired according to their terms: the 2005 Stock Option Plan (the “2005 Plan”) and the 2004 Independent Director Stock Option and Stock Grant Plan (the “2004 Directors Plan”). These plans allowed the Company to award stock options and shares of restricted common stock to eligible employees, certain outside consultants and independent directors. No additional awards will be issued under the 2005 Plan or the 2004 Directors Plan.

The following table presents shares authorized, available for future grant and outstanding under each of the Company’s plans:

	As of December 31, 2018
	Authorized	Available	Outstanding

2016 Plan	1,300,000	1,113,022	170,975
2014 Directors Plan	350,000	184,400	12,000
2005 Plan	—	—	434,400
2004 Directors Plan	—	—	12,000
Total	1,650,000	1,297,422	629,375

Stock Options

All stock option grants made under the equity-based compensation plans were issued at exercise prices no less than the Company’s closing stock price on the date of grant, determined by the Board of Directors or the Compensation Committee of the Board of Directors in accordance with the provisions of the respective plans.  The terms of each option grant include vesting, exercise, and other conditions set forth in a Stock Option Agreement evidencing each grant. No option can have a life in excess of ten (10) years. The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model. The model requires various assumptions, including a risk-free interest rate, the expected term of the options, the expected stock price volatility over the expected term of the options, and the expected dividend yield. Compensation expense for employee stock options is recognized ratably over the vesting term. Compensation expense recognized for options issued under all Plans was $18,000 and $54,000 for the three and nine months ended December 31, 2018, respectively. Compensation expense recognized for options issued under all Plans was $13,000 and $47,000 for the three and nine months ended December 31, 2017, respectively. All stock-based compensation has been classified as general and administrative expense in the condensed consolidated statement of operations.

A summary of option activity under the Company’s stock plans for the nine months ended December 31, 2018 is presented below:

Option Activity	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at March 31, 2018	589,400	$4.06	4.9	$675,300
Granted	—	$—
Exercised	(6,000)	$2.85
Forfeited	(5,000)	$5.75
Outstanding at December 31, 2018	578,400	$4.06	4.2	$43,804
Exercisable at December 31, 2018	483,400	$4.15	3.3	$43,804

The aggregate intrinsic value in the table above is before applicable income taxes and represents the excess amount over the exercise price optionees would have received if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price of $3.02 for such day.

A summary of the Company’s non-vested options for the nine months ended December 31, 2018 is presented below:

Nonvested Options	Shares	Weighted Average Grant-Date Fair Value
Nonvested at March 31, 2018	120,000	$1.81
Granted	—	—
Vested	(25,000)	1.71
Forfeited	—	—
Nonvested at December 31, 2018	95,000	$1.83

As of December 31, 2018, total unrecognized stock-based compensation expense related to all unvested stock options was $127,000, which is expected to be expensed over a weighted average period of 1.6 years.

Subsequent to December 31, 2018, 50,000 stock options were granted from the 2016 Plan at an exercise price of $3.00 per share.

Restricted Stock

There were no grants of fully vested restricted stock issued to Non-Employee Directors for the three months ended December 31, 2018 and December 31, 2017. Grants of fully vested restricted stock issued to Non-Employee Directors was 47,223 shares and 57,501 shares for the nine months ended December 31, 2018 and December 31, 2017, respectively. Compensation expense recognized for fully vested restricted stock was $0 and $170,000 for the three and nine months ended December 31, 2018, respectively. Compensation expense recognized for fully vested restricted stock was $0 and $276,000 for the three and nine months ended December 31, 2017, respectively.

Restricted Stock Units (“RSUs”)

RSUs are service-based awards granted to eligible employees under the 2016 Plan. Compensation expense recognized for RSUs issued under the 2016 Plan was $20,000 and $58,000 for the three and nine months ended December 31, 2018, respectively. Compensation expense recognized for RSUs issued under the 2016 Plan was $15,000 and $48,000 for the three and nine months ended December 31, 2017, respectively.

On July 13, 2018, 22,449 RSUs were awarded to employees of the Company. This award is valued at $4.0252 per share, the closing market price of the Company’s common stock on the grant date, and vests over a period of two years.

The following table summarizes information related to awarded RSUs:

Nonvested Restricted Stock Units	Shares	Weighted Average Grant Price
Nonvested restricted stock units at March 31, 2018	39,675	$3.89
Granted	23,923	4.10
Vested	(7,670)	3.92
Forfeited	(4,953)	4.08
Nonvested restricted stock units at December 31, 2018	50,975	$3.97

As of December 31, 2018, total unrecognized stock-based compensation expense related to unvested restricted stock units was $140,000, which is expected to be expensed over a weighted average period of 1.8 years.

11.	INCOME TAXES

On December 22, 2017 H.R. 1, originally known as the Tax Cuts and Jobs Act, (the “Tax Act”) was enacted. Among the significant changes to the U.S. Internal Revenue Code, the Tax Act lowers the U.S. federal corporate income tax rate (“Federal Tax Rate”) from 34% to 21% effective January 1, 2018. The Company will compute its income tax expense for the March 31, 2019 fiscal year using a Federal Tax Rate of 21%. The 21% Federal Tax Rate will apply to fiscal years ending March 31, 2019 and each year thereafter. The Company completed the accounting for the income tax effects of the Tax Act as of March 31, 2018 and determined that the amount identified as provisional in the quarter ended December 31, 2017 was a materially correct amount. As a result, no measurement period adjustments have been recorded.

We utilize our estimated annual effective tax rate to determine our provision (benefit) for income taxes for interim periods. The income tax provision (benefit) is computed by multiplying the estimated annual effective tax rate by the year to date pre-tax book income (loss). We recorded an income tax expense of $73,000 and ($127,000) for the three months ended December 31, 2018 and 2017, respectively. We recorded an income tax expense of $33,000 and income tax benefit of ($105,000) for the nine months ended December 31, 2018 and 2017, respectively. Our effective tax rate was 20.2% and (1.6%) for the three and nine months ended December 31, 2018, respectively, and (13.0%) and (5.3%) for the three and nine months ended December 31, 2017, respectively. The effective tax rate for the three and nine months ended December 31, 2018 differs from the statutory rate of 21% as a result of state taxes (net of federal benefit) and the net change in valuation allowance against the net deferred tax asset the Company believes is not more likely than not to be realized.

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

As of December 31, 2018, there was no liability for income tax associated with unrecognized tax benefits. The Company recognizes accrued interest related to unrecognized tax benefits as well as any related penalties in interest income or expense in its consolidated condensed statements of operations, which is consistent with the recognition of these items in prior reporting periods.

With few exceptions, the Company is no longer subject to U.S. federal, state, local, and non-U.S. income tax examination by tax authorities for tax years before 2013.

12.	EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the potentially dilutive effect of outstanding stock options using the “treasury stock” method.

Reconciliations between the numerator and the denominator of the basic and diluted earnings per share computations for the three months ended December 31, 2018 and 2017 are as follows:

	Three Months Ended December 31, 2018
	Net Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands)
Basic income per share	$288	5,836	$0.05
Effect of dilutive securities — Common stock options	—	26	—
Diluted income per share	$288	5,862	$0.05

	Three Months Ended December 31, 2017
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands)

Basic income per share	$1,107	5,749	$0.19
Effect of dilutive securities — Common stock options	—	82	—
Diluted income per share	$1,107	5,831	$0.19

Reconciliations between the numerator and the denominator of the basic and diluted (loss) earnings per share computations for the nine months ended December 31, 2018 and 2017 are as follows:

	Nine Months Ended December 31, 2018
	Net Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands)
Basic and diluted loss per share	$(2,123)	5,809	$(0.37)

	Nine Months Ended December 31, 2017
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands)
Basic income per share	$2,083	5,714	$0.36
Effect of dilutive securities—Common stock options	—	60	—
Diluted income per share	$2,083	5,774	$0.36

Potentially dilutive securities include 75,000 outstanding options to purchase common stock for the three and nine months ended December 31, 2018 and 20,991 restricted stock units for the three and nine months ended December 31, 2018. Diluted earnings per share does not include the impact of 75,000 options to purchase common stock for the three month period ended December 31, 2018, as the effect of their inclusion would be anti-dilutive. As a result of the net loss for the nine month period ended December 31, 2018, no potentially dilutive securities are included in the calculation of diluted loss per share because such effect would be anti-dilutive. Diluted earnings per share does not include the impact of 75,000 options to purchase common stock for the three and nine month period ended December 31, 2017, as the effect of their inclusion would be anti-dilutive. Restricted stock units become dilutive within the period granted and remain dilutive until the units vest and are issued as common stock.

13.	RELATED PARTY TRANSACTIONS AND BALANCES

During the nine months ended December 31, 2018, the Company entered into a consulting agreement with an effective date of May 5, 2018 with a vendor that employs one of our independent directors.  The Company’s independent director is not named in or involved in the performance of the consulting agreement. The contract amount of $120,000 is reflected in general and administrative expense during the nine months ended December 31, 2018 and $120,000 in payments have been made against the contract during the nine months ended December 31, 2018.

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

Our production of these products at the 96-acre facility on the Kona Coast of the island of Hawaii provides several benefits. We selected the Keahole Point location in order to take advantage of relatively consistent warm temperatures, sunshine and low levels of rainfall needed for optimal cultivation of microalgae. This location also offers us access to cold deep ocean water, drawn from an offshore depth of 2,000 feet, which we use in our Ocean-Chill Drying system to eliminate the oxidative damage caused by standard drying techniques and as a source of trace nutrients for microalgal cultures. The area is also designated a Biosecure Zone, with tight control of organisms allowed into the area and free of genetically modified organisms (GMO’s). We believe that our technology, systems, processes and favorable growing location generally permit year-round harvest of our microalgal products in a cost-effective manner.

Results of Operations

The following tables present selected consolidated financial data for each of the periods indicated ($ in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
Net sales	$10,044	$9,150	$24,143	$26,014
Net sales increase (decrease)	9.8%		(7.2)%
Gross profit	$4,116	$4,240	$8,237	$11,463
Gross profit as % of net sales	41.0%	46.3%	34.1%	44.1%
Operating expenses	$3,621	$3,130	$9,913	$9,114
Operating expenses as % of net sales	36.0%	34.2%	41.1%	35.0%
Operating income (loss)	$495	$1,110	$(1,676)	$2,349
Operating income (loss) as % of net sales	4.9%	12.1%	(6.9)%	9.0%
Income tax expense (benefit)	$73	$(127)	$33	$(105)
Net income (loss)	$288	$1,107	$(2,123)	$2,083

Comparison of the Three Months Ended December 31, 2018 and 2017

Net Sales (in thousands)

	Three Months Ended
	December 31,		$	%
	2018	2017	Change	Change
Packaged sales
Astaxanthin	$6,012	$5,746	$266	4.6%
Spirulina	3,212	2,268	944	41.6%
Total Packaged sales	$9,224	$8,014	$1,210	15.0%

Bulk sales
Astaxanthin	$287	$317	$(30)	(9.5)%
Spirulina	533	819	(286)	(34.9)%
Total Bulk sales	$820	$1,136	$(316)	(27.8)%

Total sales
Astaxanthin	$6,299	$6,063	$236	3.9%
Spirulina	3,745	3,087	658	21.3%
Total sales	$10,044	$9,150	$894	9.8%

The net sales increase of 9.8% for the current quarter compared to the same period last year was driven by higher spirulina sales (up 21.3%) due to a 16% improvement in spirulina production over the same period in the prior year. This resulted in a 41.6% increase in packaged spirulina sales offset by a 34.9% decrease in bulk spirulina sales. The decrease in bulk spirulina sales is attributed to the lack of inventory available for bulk customers. One customer made up 84% of the $0.7 million increase in packaged spirulina sales, this occurred in October 2018 with orders placed to build customers inventory. International sales represented 9% of net sales for the current quarter compared to 24% for the same period last year. International sales were negatively impacted by the lack of spirulina inventory available for bulk customers.

Gross Profit Our gross profit margin for the current quarter decreased 5.3 percentage points compared to the same period last year, due to increased astaxanthin cost resulting from an 18% reduction in astaxanthin production as compared to the same three month period in the prior year.

Operating Expenses Operating expenses increased $0.5 million for the current quarter compared to the same period in last year. General and administrative expenses remained consistent with the same period of the prior year.  Sales and marketing expenses increased $0.4 million due to a $0.5 million increase in advertising and promotion costs, offset by a $0.1 million decrease in outside services expense. Research and development expenses increased $0.1 million due to a reallocation of personnel resulting from changes in responsibilities.

 Income Taxes We recorded income tax expense of $0.1 million for the third quarter of this fiscal year with an effective tax rate of 20.2%, compared to an income tax benefit of $0.1 million for the same period last year with an effective rate of (13.0%). Income tax expense for the quarter included a discrete tax expense of approximately $15,000 as a result of greater state tax expense and greater AMT credit benefit than was originally estimated in our tax provision for our fiscal year ended March 30, 2018. This increased the effective tax rate for this quarter by 4.1%.We continue to carry a full valuation allowance on our net deferred tax assets.

Comparison of the Nine Months Ended December 31, 2018 and 2017

Net Sales (in thousands)

	Nine Months Ended
	December 31,		$	%
	2018	2017	Change	Change
Packaged sales
Astaxanthin	$15,388	$15,649	$(261)	(1.7)%
Spirulina	6,208	6,560	(352)	(5.4)%
Total Packaged sales	$21,596	$22,209	$(613)	(2.8)%

Bulk sales
Astaxanthin	$884	$748	$136	18.2%
Spirulina	1,663	3,057	(1,394)	(45.6)%
Total Bulk sales	$2,547	$3,805	$(1,258)	(33.1)%

Total sales
Astaxanthin	$16,272	$16,397	$(125)	(0.8)%
Spirulina	7,871	9,617	(1,746)	(18.2)%
Total sales	$24,143	$26,014	$(1,871)	(7.2)%

The net sales decrease of 7.2% for the first nine months of fiscal 2019 compared to the same period last year was driven by an 18.2% decrease in sales of our spirulina due to lower supply that was the result of the complete re-inoculation that took place in the first quarter of this fiscal year. International sales represented 14% of net sales for the current quarter compared to 23% for the same period last year. International sales were negatively impacted by the lack of spirulina inventory available for bulk customers.

Gross Profit Our gross profit margin for the first nine months of fiscal 2019 decreased 10.0 percentage points compared to the same period last year due primarily to the spirulina re-inoculation and the resulting decrease in supply. The lower spirulina production levels in both Q4 of fiscal 2018 (-63% compared to Q4 of fiscal 2017) and in Q1 of the current fiscal year (-76% compared to Q1 of fiscal 2018) has had a negative impact on our year-to-date performance. In addition to decreased sales volume, the lower production levels resulted in a $1.4 million increase in cost of goods and reduced gross profit margin by 5.8 percentage points for the first nine months of the current fiscal year. The 15% reduction in astaxanthin production resulted in a $0.8 million reduction in gross profit, or 3.3 percentage points, as compared to the prior.

Operating Expenses Operating expenses increased $0.8 million for the first nine months of fiscal 2019 compared to the same period in last year. General and administrative expenses remained consistent with the same period of the prior year.  Sales and marketing expenses increased $0.5 million due to a $0.9 million increase in advertising and promotion costs, offset by a $0.4 million decrease in outside services expense. Research and development expenses increased $0.2 million due to a reallocation of personnel resulting from changes in responsibilities.

 Income Taxes We recorded income tax expense of $33,000 for the first nine months of this year with an effective tax rate of 1.6%, compared to an income tax benefit of $105,000 for the same period last year with an effective rate of (5.3%). Income tax expense for the first nine months of this year included a discrete tax expense of approximately $15,000 as a result of greater state tax expense and greater AMT credit benefit than was originally estimated in our tax provision for our fiscal year ended March 30, 2018. This reduced the effective tax rate for this period by 0.7%.We continue to carry a full valuation allowance on our net deferred tax assets.

Liquidity and Capital Resources

As of December 31, 2018, we had cash of $1.6 million and working capital of $6.2 million compared to $1.3 million and $7.9 million, respectively, at March 31, 2018. On August 30, 2016, the Credit Agreement, which we and First Foundation Bank (the Bank) entered into on June 3, 2016, became effective. The Credit Agreement allows us to borrow up to $2.0 million on a revolving basis. The line of credit was renewed on August 30, 2018 and will expire on August 30, 2019. At December 31, 2018, we had borrowed $1.75 million and had $0.25 million available on the line. Along with the renewal, the bank reduced the current ratio requirement on the credit line and all term loans to 1.50:1; the former requirement was 2.10:1.

As of December 31, 2018, we had $6.0 million of term loans payable to the Bank that require the payment of principal and interest monthly through August 2032. Pursuant to the term loans, we are subject to annual financial covenants, customary affirmative and negative covenants and certain subjective acceleration clauses. We were in compliance with these financial covenants at March 31, 2018.

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

Cash Flows The following table summarizes our cash flows for the periods indicated ($ in thousands):

	Nine months ended December 31
	2018	2017
Total cash provided by (used in):
Operating activities	$(42)	$1,468
Investing activities	(475)	(732)
Financing activities	696	(380)

Increase in cash	$179	$356

Cash used in operating activities for the nine months ended December 31, 2018 was the result of a net loss, offset by non-cash charges of $1.8 million and a decrease in working capital of $0.3 million. The decrease in working capital was primarily the result of a $1.1 million increase in inventory, offset by a $0.5 million increase in accounts payable and a $0.8 million decrease in accounts receivable. The $1.1 million increase in inventory is comprised primarily of a $0.9 million increase in spirulina inventory and related nutrient supplies, and a $0.3 million increase in astaxanthin inventory.

Cash used in investing activities for the nine months ended December 31, 2018 includes costs for leasehold improvements and equipment acquisitions at our Kona facility, including the cash payment for the purchase of assets from Cellana LLC.

Cash provided by financing activities for the nine months ended December 31, 2018 consists of a $1.3 million increase in our line of credit offset by $0.06 principal payments made on the short-term contract obligation to acquire the Cellana assets and by the $0.5 million in principal payments on debt in the normal course of business. The line of credit advance was used to fund operations during the re-inoculation period and is expected to be repaid through cash flow from operating activities in future quarters.

Sources and Uses of Capital

At December 31, 2018, our working capital was $6.2 million, a decrease of $1.7 million compared to March 31, 2018. The decrease is due primarily to an increase in short term debt and accounts payable.

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

Our strategic direction has been to position the Company as a world leader in the production and marketing of high-value natural products from microalgae. We are vertically aligned, producing raw materials in the form of microalgae processed at our 96-acre facility in Hawaii, and integrating those raw materials into finished products. In fiscal 2019, our primary focus is on building our consumer brands, increasing our astaxanthin production volume and improving the consistency of our production for both astaxanthin and spirulina. We will continue to put emphasis on our Nutrex Hawaii consumer products to introduce them to a broader consumer market, and leverage our experience and reputation for quality, building nutritional brands which promote health and well-being. The foundation of our nutritional products is naturally cultivated Hawaiian Spirulina Pacifica® in powder and tablet form; and BioAstin® Hawaiian Astaxanthin® antioxidant in extract and softgel form. Information about our Company and our products can be viewed at www.cyanotech.com and www.nutrex-hawaii.com. Consumer products can also be purchased online at www.nutrex-hawaii.com.

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

Off-Balance Sheet Arrangements

As of December 31, 2018, we had no off-balance sheet arrangements or obligations.

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

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended March 31, 2018 filed with the SEC on June 15, 2018. In the nine months ended December 31, 2018, there were changes to the application of critical accounting policies previously disclosed in our most recent Annual Report on Form 10-K related to the adoption of ASU 2014-09 on April 1, 2018, as described below.

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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to our market risk during the nine months ended December 31, 2018. For additional information, refer to our Annual Report on Form 10-K for the year ended March 31, 2018.

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control - Integrated Framework” (2013 Framework). Based on that assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2018.

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

There were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II.     OTHER INFORMATION

Item 1.     Legal Proceedings

From time to time the Company may become party to lawsuits and claims that arise in the ordinary course of business relating to employment, intellectual property, and other matters. There were no significant legal matters outstanding at December 31, 2018.

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

Item 5.    Other Information

None.

Item 6. Exhibits

a)     The following exhibits are furnished with this report:

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of February 13, 2019.

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of February 13, 2019.

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed as of February 13, 2019.

99.1	Press Release dated February 13, 2019.

101

The following financial statements from Cyanotech Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYANOTECH CORPORATION
(Registrant)

February 13, 2019	By:	/s/ Mawae R. Morton
(Date)		Mawae R. Morton
Chief Executive Officer; Director

February 13, 2019	By:	/s/ Brian B. Orlopp
(Date)		Brian B. Orlopp
Vice President — Finance & Administration and CFO
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of February 13, 2019.

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of February 13, 2019.

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed as of February 13, 2019.

99.1	Press Release dated February 13, 2019.

101

The following financial statements from Cyanotech Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements