Form 10-Q
period 2019-06-30
CYANOTECH CORP
filed 2019-08-13
CIK 768408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended June 30, 2019

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

 (808) 326-1353

(Registrant’s telephone number)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.02 par value per share	CYAN	NASDAQ

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of August 9, 2019, the number of shares outstanding of the registrant’s common stock was 5,905,769.

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

These forward-looking statements are subject to risk, uncertainties and assumptions about us and our operations that are subject to change based on various important factors, some of which are beyond our control, including those factors described in Item 2 of Part I of this quarterly report and in Item 1A of Part I of the Company’s annual report on Form 10-K filed on July 1, 2019. Additionally, the following factors, among others, could cause our financial performance to differ significantly from the goals, plans, objectives, intentions and expectations expressed in our forward-looking statements:

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

It is not possible to predict or identify all potential risks and uncertainties and the above referenced factors and list do not comprise a complete list of all potential risks and uncertainties. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in any forward-looking statement contained in this report. All forward-looking statements speak only as of the date of this report and are expressly qualified in their entirety by the cautionary statements included in or incorporated by reference into this report. Except as is required by law, the Company expressly disclaims any obligation to publicly release any revisions to forward-looking statements to reflect events after the date of this report. Throughout this report, Cyanotech Corporation, together with its subsidiary, are referred to as “the Company.”

CYANOTECH CORPORATION

FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

CYANOTECH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	June 30, 2019	March 31, 2019
ASSETS
Current assets:
Cash	$1,055	$840
Accounts receivable, net of allowance for doubtful accounts of $27 at June 30, 2019 and $27 at March 31, 2019	1,794	1,982
Inventories, net	11,570	11,274
Prepaid expenses and other current assets	495	496
Total current assets	14,914	14,592

Equipment and leasehold improvements, net	14,309	14,752
Operating lease right-of-use assets, net	4,056	—
Other assets	234	282
Total assets	$33,513	$29,626

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,742	$4,922
Accrued expenses	1,112	992
Customer deposits	165	626
Operating lease obligations, current portion	290	—
Short-term contract obligation	101	285
Line of credit	2,000	2,000
Current maturities of long-term debt	667	663
Total current liabilities	8,077	9,488

Long-term debt, less current maturities	6,509	5,172
Long-term operating lease obligations	3,766	—
Other long-term liabilities	57	57
Total liabilities	18,409	14,717

Commitments and contingencies

Stockholders’ equity:
Preferred stock of $0.01 par value, authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock of $0.02 par value, authorized 50,000,000 shares; issued and outstanding 5,889,582 shares at June 30, 2019 and 5,879,710 shares at March 31, 2019	118	117
Additional paid-in capital	32,774	32,447
Accumulated deficit	(17,788)	(17,655)
Total stockholders’ equity	15,104	14,909
Total liabilities and stockholders’ equity	$33,513	$29,626

See accompanying notes to condensed consolidated financial statements

CYANOTECH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,
	2019	2018

Net sales	$8,071	$7,145
Cost of sales	4,396	5,309
Gross profit	3,675	1,836

Operating expenses:
General and administrative	2,031	1,372
Sales and marketing	1,408	1,423
Research and development	187	208
Total operating expenses	3,626	3,003

Income (loss) from operations	49	(1,167)

Interest expense, net	185	130

Loss before income taxes	(136)	(1,297)

Income tax benefit	(3)	(22)

Net loss	$(133)	$(1,275)

Net loss per share:
Basic	$(0.02)	$(0.22)
Diluted	$(0.02)	$(0.22)

Shares used in calculation of net loss per share:
Basic	5,919	5,785
Diluted	5,919	5,785

See accompanying notes to condensed consolidated financial statements

CYANOTECH CORPORATION

 CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Three months ended June 30, 2019

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	(in thousands, except per share data)

Balances at March 31, 2019	5,879,710	$117	$32,447	$(17,655)	$14,909
Issuance of common stock for exercise of stock for cash	—	—	4	—	4
Issuance of vested shares of restricted stock	15,019	1	(18)	—	(17)
Shares withheld for tax payments	(5,147)	—	—	—	—
Settlement agreement with former executive	—	—	320	—	320
Share based compensation expense	—	—	21	—	21
Net loss	—	—	—	(133)	(133)
Balances at June 30, 2019	5,889,582	$118	$32,774	$(17,788)	$15,104

Three months ended June 30, 2018

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	(in thousands, except per share data)

Balances at March 31, 2018	5,772,032	$115	$32,051	$(14,059)	$18,107
Issuance of common stock for exercise of stock options for cash	6,000	1	17	—	18
Issuance of vested shares of restricted stock	16,003	—	(32)	—	(32)
Shares withheld for tax payments	(5,148)	—	—	—	—
Share based compensation expense	—	—	34	—	34
Net loss	—	—	—	(1,275)	(1,275)
Balances at June 30, 2018	5,788,887	$116	$32,070	$(15,334)	$16,852

See accompanying notes to condensed consolidated financial statements

CYANOTECH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended June 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(133)	$(1,275)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	491	475
Amortization of debt issue costs and other assets	17	19
Amortization of operating leases right-of-use assets	71	—
Share based compensation expense	341	34
Net (increase) decrease in assets:
Accounts receivable	188	(140)
Inventories	(296)	(453)
Prepaid expenses and other assets	40	(3)
Net increase (decrease) in liabilities:
Accounts payable	(1,180)	208
Accrued expenses	120	108
Customer deposits	(461)	167
Operating lease obligations	(71)	—
Deferred rent and other liabilities	—	(5)
Net cash used in operating activities	(873)	(865)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in equipment and leasehold improvements	(48)	(173)
Net cash used in investing activities	(48)	(173)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on short term contract obligation	(184)	—
Net draws on line of credit	—	750
Proceeds from long-term debt - related party	1,500	—
Principal payments on long-term debt	(148)	(141)
Payments on finance leases	(19)	(16)
Shares withheld for tax payments	(17)	(32)
Proceeds from exercise of stock options	4	18
Net cash provided by financing activities	1,136	579

Net increase (decrease) in cash	215	(459)
Cash and restricted cash at beginning of period	840	1,394
Cash and restricted cash at end of period	$1,055	$935

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$166	$103
Income taxes	$—	$—

RECONCILIATION OF CASH AND RESTRICTED CASH AT BEGINNING OF PERIOD:
Cash	$—	$1,329
Restricted cash	—	65
Total cash and restricted cash at beginning of period	$—	$1,394

See accompanying notes to condensed consolidated financial statements

CYANOTECH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information pursuant to the instructions to Form 10-Q and Regulation S-X of the Securities and Exchange Commission (“SEC”). These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, and Condensed Consolidated Statements of Cash Flows for the periods presented in accordance with GAAP.

Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year. The Condensed Consolidated Balance Sheet as of March 31, 2019 was derived from the audited consolidated financial statements. These condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements for the year ended March 31, 2019, contained in the Company’s annual report on Form 10-K as filed with the SEC on July 1, 2019.

Liquidity and Capital Resources

As of June 30, 2019, the Company had cash of $1.1 million and working capital of $6.8 million compared to $0.8 million and $5.1 million, respectively, at March 31, 2019. In April 2019, the Company obtained an unsecured subordinated loan in the amount of $1,500,000 from a related party (see Notes 6 and 13). On August 30, 2016, the Revolving Credit Agreement (the Credit Agreement), which the Company entered into with First Foundation Bank (the Bank) on June 3, 2016, became effective. The Credit Agreement allows us to borrow up to $2.0 million on a revolving basis. At June 30, 2019 and March 31, 2019, the Company had outstanding borrowings of $2.0 million on the line of credit.  The line of credit is subject to renewal on August 30, 2019 and the Company intends to renew or replace it with another line of credit on or before the expiration date.

As of June 30, 2019, the Company had $5.7 million in long-term debt (Term Loans) payable to the Bank that require the payment of principal and interest monthly through August 2032. Pursuant to the Term Loans and the Credit Agreement, the Company is subject to annual financial covenants, customary affirmative and negative covenants and certain subjective acceleration clauses. As of March 31, 2019, the Company’s debt service coverage ratio of -0.66:1 fell short of the Bank's annual requirement of 1.25:1. Additionally, on March 31, 2019, the Company’s current ratio of 1.49:1 fell short of the Bank’s annual requirement of 1.50:1.  On June 17, 2019, the Bank provided the Company with a letter waiving the covenant violations as of March 31, 2019, but noting that the Bank reserved its rights to declare a default in the future if any covenants remain out of compliance at applicable measurement dates.

Funds generated by operating activities and available cash are expected to continue to be the Company’s most significant sources of liquidity for working capital requirements, debt service and funding of maintenance levels of capital expenditures. In the first quarter of fiscal year 2020, the Company undertook strategic cost cutting, including the elimination of positions through attrition and the elimination of open positions to create a leaner organization.  Given recent strong astaxanthin production and resulting high inventory levels, the Company also imposed a temporary reduction of astaxanthin production in order to eliminate variable production costs as inventory levels are reduced.

Based upon the Company’s operating plan and related cash flow and financial projections, cash flows expected to be generated by operating activities and available financing are expected to be sufficient to fund its operations through at least June 30, 2020, and its debt service coverage ratio and current ratio covenants are expected to be in compliance with the annual Term Loans and Credit Agreement covenant requirements as of March 31, 2020, the next measurement date. However, no assurances can be provided that the Company will achieve its operating plan and cash flow projections for the next fiscal years or its projected consolidated financial position as of March 31, 2020. Such estimates are subject to change based on future results and such change could cause future results to vary significantly from expected results.

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

Cash and Restricted Cash

Cash primarily consists of cash on hand and cash in bank deposits. Proceeds from equipment loans are classified as restricted cash until drawn upon.  There was no restricted cash as of June 30, 2019 or March 31, 2019.

Concentration Risk

A significant portion of revenue and accounts receivable are derived from a few major customers. For the three months ended June 30, 2019 and 2018, two customers accounted for 32% and 18%, and 31% and 27%, respectively, of the Company’s net sales. Three customers accounted for 54% and 60% of the Company’s accounts receivable balance at June 30, 2019 and March 31, 2019, respectively.

Revenue Recognition

The Company records revenue based on the five-step model which includes: (1) identifying the contract with the customer; (2) identifying the performance obligations in the contract; (3) determining the transaction price; (4) allocating the transaction price to the performance obligations; and (5) recognizing revenue when the performance obligations are satisfied. Substantially all of the Company’s revenue is generated by fulfilling orders for the purchase of our microalgal nutritional supplements to retailers, wholesalers, or direct to consumers via online channels, with each order considered to be a distinct performance obligation. These orders may be formal purchase orders, verbal phone orders, e-mail orders or orders received online. Shipping and handling activities for which the Company is responsible under the terms and conditions of the order are not accounted for as performance obligations but as fulfillment costs. These activities are required to fulfill the Company’s promise to transfer the goods and are expensed when revenue is recognized.

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

Customer contract liabilities consist of customer deposits received in advance of fulfilling an order and are shown separately on the consolidated balance sheets. During the three-month periods ended June 30, 2019 and June 30, 2018, the Company recognized $511,000 and $112,000, respectively, of revenue from deposits that were included in contract liabilities as of March 31, 2019 and March 31, 2018, respectively. The Company’s contracts have a duration of one year or less and therefore, the Company has elected the practical expedient of not disclosing revenues allocated to partially unsatisfied performance obligations.

Disaggregation of Revenue

The following table represents revenue disaggregated by major product line and extraction services for the:

($ in thousands)	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018
Packaged sales
Astaxanthin packaged	$4,610	$5,095
Spirulina packaged	1,914	1,068
Total packaged sales	6,524	6,163

Bulk sales
Astaxanthin bulk	174	263
Spirulina bulk	1,233	719
Total bulk sales	1,407	982

Contract extraction revenue	140	—
Total net sales	$8,071	$7,145

Recently Adopted Accounting Pronouncements

Effective April 1, 2019, the Company adopted Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842): Accounting for Leases and issued subsequent amendments to the initial guidance and implementation guidance including ASU No. 2018-01, 2018-10, 2018-11, 2018-20 and 2019-01 (collectively including ASU No. 2016-02, “ASC 842”). ASC 842 requires that lessees recognize right-of-use assets and lease liabilities that are measured at the present value of the future lease payments at lease commencement date. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will largely remain unchanged and shall continue to depend on its classification as a finance or operating lease. The Company elected the optional transition method that allows for a cumulative-effect adjustment in the period of adoption and did not restate prior periods. Under the new guidance, the majority of the Company’s leases continue to be classified as operating. Based on the Company’s lease portfolio, the impact of adopting ASC 842 increased both total assets and total liabilities, however, it did not have a significant impact on the Company’s consolidated statements of operations or cash flows. Finance leases continue to be classified with long-term debt on the Condensed Consolidated Balance Sheets and are described in Note 6. See Note 7 for operating leases.

In June 2018, the FASB issued ASU 2018-07, “Compensation - Stock Compensation (Topic 718)” (“ASU No. 2018-07”): Improvements to Nonemployee Share-Based Payment Accounting. ASU No. 2018-07 expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees, and as a result, the accounting for share-based payments to non-employees will be substantially aligned. ASU No. 2018-07 is effective for the Company in the first quarter of fiscal year 2020.  The Company adopted ASU No. 2018-07 as of April 1, 2019 with no impact on its consolidated financial statements and related disclosures.

In May 2017, the Financial Accounting Standards Board ("FASB") issued ASU 2017-09, Compensation-Stock Compensation (Topic 718) Scope of Modification Accounting ("ASU No. 2017-09"). ASU No. 2017-09 will clarify and reduce both (i) diversity in practice and (ii) cost and complexity when applying the guidance in Topic 718, to a change to the terms and conditions of a share-based payment award. This guidance became effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The amendments in ASU No. 2017-09 are applied prospectively to awards modified on or after the adoption date. The Company adopted this standard as of April 1, 2018 with no impact on its consolidated financial statements.

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

In May 2014, the FASB issued their converged standard on revenue recognition, ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU No. 2014-09”), updated in December 2016 with the release of ASU 2016-20. This standard outlines a single comprehensive model for companies to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods and services in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods and services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.  In August 2015, the FASB issued ASU No 2015-14 Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU No. 2014-09 to annual reporting periods beginning after December 15, 2017.

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

 Recently Issued Accounting Pronouncements

In November 2018, the FASB issued ASU 2018-18 – Collaborative Arrangements, which clarifies that certain transactions between collaborative arrangement participants should be accounted for as revenue when the collaborative arrangement participant is a customer in the context of a unit of account and precludes recognizing as revenue consideration received from a collaborative arrangement participant if the participant is not a customer. This ASU will be effective for the Company in the first quarter of fiscal 2021 with early adoption permitted. This ASU requires retrospective adoption to the date the Company adopted ASC 606, April 1, 2018, by recognizing a cumulative-effect adjustment to the opening balance of retained earnings of the earliest annual period presented. The Company is currently evaluating the impact of the adoption of this standard on its financial statements.

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

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement - Disclosure Framework (Topic 820)” (“ASU No. 2018-13”). The updated guidance improves the disclosure requirements on fair value measurements. The updated guidance becomes effective for the Company in the first quarter of fiscal year 2021. Early adoption is permitted for any removed or modified disclosures. The Company is currently assessing the timing and impact of adopting the updated provisions.

3.	INVENTORIES

Inventories are stated at the lower of cost or net realizable value. Cost is determined by the first-in, first-out method. Inventories consist of the following at:

	June 30, 2019	March 31, 2019
	(in thousands)
Raw materials	$408	$495
Work in process	2,799	4,032
Finished goods	8,195	6,587
Supplies	168	160
Inventories, net	$11,570	$11,274

The Company recognizes abnormal production costs, including fixed cost variances from normal production capacity, as an expense in the period incurred. The Company expensed abnormal production costs of $250,000 to cost of sales for the three months ended June 30, 2018. There were no abnormal production costs for the three months ended June 30, 2019. Non-inventoriable fixed costs of $14,000 and $125,000 were expensed to cost of sales for the three months ended June 30, 2019 and 2018, respectively.

4.	EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements consist of the following at:

	June 30, 2019	March 31, 2019
	(in thousands)
Equipment	$18,702	$18,679
Leasehold improvements	14,725	14,723
Furniture and fixtures	369	348
	33,796	33,750
Less accumulated depreciation and amortization	(19,745)	(19,254)
Construction-in-progress	258	256
Equipment and leasehold improvements, net	$14,309	$14,752

Management has determined no asset impairment existed as of June 30, 2019 and March 31, 2019, respectively. Depreciation and amortization expense was approximately $491,000 and $475,000 for the three months ended June 30, 2019 and 2018, respectively.

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

The short term obligation is comprised of two separate loans in the principal amount of $180,000 and $215,000. The first loan of $180,000 bears an interest rate of 6.25% and is payable in four monthly installments which includes principal and interest. The loan commenced on December 1, 2018 and initially matured on March 31, 2019 but was extended to July 15, 2019. At June 30, 2019, there was no outstanding principal.

The second loan has a principal amount of $215,000 and is a non-interest bearing loan that is payable in twelve monthly installments comprised of two monthly payments of $10,000 and ten monthly payments of $19,543. The loan commenced on December 1, 2018 and matures on October 15, 2019. This contract contains a hold back of $38,000 pending resolution of certain closing items by the seller. The principal amount outstanding at June 30, 2019 was $101,000.

6.	LINE OF CREDIT AND LONG-TERM DEBT

Total debt consists of the following at June 30, 2019 and March 31, 2019:

	June 30, 2019	March 31, 2019
	(in thousands)
Line of credit	$2,000	$2,000
Long-term debt	5,868	6,035
Long-term debt - related party	1,500	—
Less current maturities	(2,667)	(2,663)
Long-term debt, excluding current maturities	6,701	5,372
Less unamortized debt issuance costs	(192)	(200)
Total long-term debt, net of current maturities and unamortized debt issuance costs	$6,509	$5,172

Line of Credit and Term Loans

On August 30, 2016, the Revolving Credit Agreement (the “Credit Agreement”), which the Company and First Foundation Bank (“the Bank”) entered into on June 3, 2016, became effective after the Company and the Bank received the necessary approvals from the State of Hawaii to secure the lien on the Company’s leasehold property in Kona, Hawaii. The Credit Agreement allows the Company to borrow up to $2,000,000 on a revolving basis. Borrowings under the Credit Agreement bear interest at the Wall Street Journal prime rate (5.50% at June 30, 2019 and at March 31, 2019) plus 2%, floating.

At both June 30, 2019 and March 31, 2019, the outstanding balance under the Credit Agreement was $2,000,000. The line of credit, which is subject to annual renewal, was renewed on August 30, 2018 and will be subject to renewal upon expiration on August 30, 2019. Pursuant to the August 30, 2018 renewal, the current ratio covenant was changed from 2.10:1 to 1.50:1 and is applicable to both the line of credit and term loans with the Bank.

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

In 2015, the Company executed a loan agreement with a lender providing for $2,500,000 in aggregate credit facilities (the “2015 Loan”) secured by substantially all the Company’s assets, pursuant to a Term Loan Agreement dated July 30, 2015 (the “2015 Loan Agreement”). The 2015 Loan is evidenced by a promissory note in the amount of $2,500,000, the repayment of which is partially guaranteed under the provisions of the United States Department of Agriculture (“USDA”) Rural Development Guarantee program. The proceeds of the 2015 Loan were used to pay off a $500,000 short term note payable that matured on September 18, 2015, and to acquire new processing equipment and leasehold improvements at the Company’s Kona, Hawaii facility.

 The provisions of the 2015 Loan require the payment of principal and interest until its maturity on September 1, 2022; the obligation fully amortizes over seven (7) years. Interest on the 2015 Loan accrues on the outstanding principal balance at an annual variable rate equal to the published Wall Street Journal prime rate (5.5% at June 30, 2019 and March 31, 2019) plus 2.0% and is adjustable on the first day of each calendar quarter and fixed for that quarter. At no time shall the annual interest rate be less than 6.0%. The 2015 Loan has a prepayment penalty of 5.0% for any prepayment made prior to the first anniversary of the date of the 2015 Loan Agreement, which penalty is reduced by 1.0% each year thereafter until the fifth anniversary of such date, after which there is no prepayment penalty. The balance under the 2015 Loan was $1,301,000 and $1,389,000 at June 30, 2019 and March 31, 2019, respectively.

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

The provisions of the 2012 Loan required the payment of interest only for the first 12 months of the term; thereafter, and until its maturity on August 14, 2032, the obligation fully amortizes over nineteen (19) years. Interest on the 2012 Loan accrues on the outstanding principal balance at an annual variable rate equal to the published Wall Street Journal prime rate (5.5% at June 30, 2019 and March 31, 2019) plus 1.0% and is adjustable on the first day of each calendar quarter and fixed for that quarter. At no time shall the annual interest rate be less than 5.5%. The balance under the 2012 Loan was $4,388,000 and $4,439,000 at June 30, 2019 and March 31, 2019, respectively.

The 2012 Loan included a one-time origination and guaranty fees totaling $214,500 and an annual renewal fee payable in the amount of 0.25% of the USDA guaranteed portion of the outstanding principal balance as of December 31 of each year, beginning December 31, 2012. The USDA has guaranteed 80% of all amounts owing under the 2012 Loan.

Loan Covenant Violations and Waiver

The Company’s Credit Agreement, 2015 Loan and 2012 Loan are subject to annual debt service and other financial covenants, including covenants which require the Company to meet key financial ratios and customary affirmative and negative covenants.  As of March 31, 2019, the Company was not in compliance with the required debt service coverage ratio or the current ratio and due to these violations, the Bank would be contractually entitled to require immediate repayment of the outstanding term loan amounts of $5,828,000 and the outstanding line of credit balance of $2,000,000.  However, on June 17, 2019, the bank issued the Company a letter waiving the covenant violations as of March 31, 2019.  The outstanding balance of the terms loans is presented as a non-current liability at June 30, 2019 and March 31, 2019.

Long-term Debt – Related Party

In April 2019, the Company obtained an unsecured subordinated loan in the amount of $1,500,000.  Interest accrues at a rate of 6.5% and is payable quarterly.  The principal amount and any accrued and unpaid interest are due in April 2021 (see Note 13).  The balance under this loan was $1,500,000 at June 30, 2019.

 Equipment Finance Agreement

On October 6, 2017, the Company entered into an Equipment Finance Agreement (the “Equipment Agreement”) with a lender, which provides up to $175,000 of financing for equipment. The interest rate on this loan is 4.75%. The provisions of the Equipment Agreement require the payment of principal and interest until its maturity on October 31, 2022; the obligation fully amortizes over five (5) years. The balance under this loan was $118,000 and $126,000 at June 30, 2019 and March 31, 2019, respectively.

 Finance Lease Obligations

In August 2016, the Company executed a finance lease agreement with Thermo Fisher Financial providing for $52,000 in equipment, secured by the equipment financed. The finance lease matured in May 2019 and was payable in 36 equal monthly payments. The interest rate under this capital lease was 12.90%. The balance under this lease was $7,800 at March 31, 2019.

In February 2016, the Company executed a finance lease agreement with Bank of the West providing for $51,000 in equipment, secured by the equipment financed. The finance lease matures in March 2021 and is payable in 60 equal monthly payments. The interest rate under this finance lease is 4.18%. The balance under this lease was $19,000 and $22,000 at June 30, 2019 and March 31, 2019, respectively.

In July 2015, the Company executed a finance lease agreement with Huntington Technology Finance providing for $174,000 in equipment, secured by the equipment financed. The finance lease matures in July 2020 and is payable in 60 equal monthly payments. The interest rate under this lease is 6.57%. The balance under this lease was $42,000 and $52,000 at June 30, 2019 and March 31, 2019, respectively.

Future principal payments under the loans and finance lease obligations at June 30, 2019 are as follows:

Payments Due	(in thousands)
Remainder of 2020	$667
2021	2,175
2022	711
2023	392
2024	282
Thereafter	3,141
Total principal payments	$7,368

7.	OPERATING LEASES

The Company leases it facilities, equipment and land under non-cancelable operating leases expiring through 2037. Right-of-use assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Right-of-use assets and liabilities were recognized at April 1, 2019 based on the present value of lease payments over the lease term, using the Bank’s incremental borrowing rate based on the information available. At June 30, 2019, the weighted average remaining lease terms is 14.3 years, the weighted average discount rate is 7.5% and the operating lease costs are $147,000.

Supplemental balance sheet information related to leases at June 30, 2019 is as follows:

Operating leases	Balance Sheet Classification	(in thousands)
Right-of-use assets	Operating lease right-of-use assets, net	$4,056

Current lease liabilities	Operating lease obligations	$290
Non-current lease liabilities	Long-term operating lease obligations	3,766
Total lease liabilities		$4,056

Maturities of lease liabilities at June 30, 2019 are as follows:

Payments	(in thousands)
Remainder of 2020	$589
2021	595
2022	591
2023	481
2024	371
Thereafter	3,971
Total undiscounted lease payments	6,598
Less: present value discount	(2,542)
Total lease liability balance	$4,056

8.	ACCRUED EXPENSES

Accrued expenses consist of the following:

	June 30, 2019	March 31, 2019
	(in thousands)
Wages, commissions, bonus and profit sharing	$283	$145
Vacation	300	338
Severance	271	153
Rent, interest and legal	110	235
Other accrued expenses	148	121
Total accrued expenses	$1,112	$992

9.	COMMITMENTS AND CONTINGENCIES

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

The Company has share-based compensation plans, which are more fully described in Note 10, Share-Based Compensation, to the Consolidated Financial Statements included in the Company’s annual report on Form 10-K for the year ended March 31, 2019 as filed with the SEC on July 1, 2019.

As of June 30, 2019, the Company had two equity-based compensation plans: the 2016 Equity Incentive Plan (the “2016 Plan”) and the 2014 Independent Director Stock Option and Restricted Stock Grant Plan (the “2014 Directors Plan”). The Company has also issued stock options, which remain outstanding as of June 30, 2019, under two equity-based compensation plans which have expired according to their terms: the 2005 Stock Option Plan (the “2005 Plan”) and the 2004 Independent Director Stock Option and Stock Grant Plan (the “2004 Directors Plan”). These plans allowed the Company to award stock options and shares of restricted common stock to eligible employees, certain outside consultants and independent directors. No additional awards will be issued under the 2005 Plan or the 2004 Directors Plan.

The following table presents shares authorized, available for future grant and outstanding under each of the Company’s plans:

	As of June 30, 2019
	Authorized	Available	Outstanding

2016 Plan	1,300,000	1,068,627	198,358
2014 Directors Plan	350,000	184,400	116,724
2005 Plan	—	—	292,412
2004 Directors Plan	—	—	12,000
Total	1,650,000	1,253,027	619,494

Stock Options

All stock option grants made under the equity-based compensation plans were issued at exercise prices no less than the Company’s closing stock price on the date of grant. Options under the 2016 Plan, 2005 Plan and 2014 Directors Plan were determined by the Board of Directors or the Compensation Committee of the Board of Directors in accordance with the provisions of the respective plans.  The terms of each option grant include vesting, exercise, and other conditions set forth in a Stock Option Agreement evidencing each grant. No option can have a life in excess of ten (10) years. The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model. The model requires various assumptions, including a risk-free interest rate, the expected term of the options, the expected stock price volatility over the expected term of the options, and the expected dividend yield. Compensation expense for employee stock options is recognized ratably over the vesting term. Compensation expense recognized for options issued under all Plans was $113,000 and $18,000 for the three months ended June 2019 and 2018, respectively. For the three months ended June 30, 2019, compensation expense included $109,000 related to a settlement agreement with a former executive.

A summary of option activity under the Company’s stock plans for the three months ended June 30, 2019 is presented below:

Option Activity	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at March 31, 2019	539,800	$4.06	4.7	$15,480
Granted	—	$—
Exercised	—	$—
Forfeited	(53,388)	$3.94
Outstanding at June 30, 2019	486,412	$4.08	2.8	$7,154
Exercisable at June 30, 2019	486,412	$4.20	2.0	$2,154

The aggregate intrinsic value in the table above is before applicable income taxes and represents the excess amount over the exercise price optionees would have received if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price of $3.10 and $3.24 at June 30, 2019 and March 31, 2019, respectively.

A summary of the Company’s non-vested options for the three months ended June 30, 2019 is presented below:

Nonvested Options	Shares	Weighted Average Grant-Date Fair Value
Nonvested at March 31, 2019	130,000	$1.70
Vested	(80,000)	1.81
Nonvested at June 30, 2019	50,000	$1.52

As of June 30, 2019, total unrecognized stock-based compensation expense related to all unvested stock options was $66,000, which is expected to be expensed over a weighted average period of 3.5 years.

Restricted Stock Units (“RSUs”)

RSUs are service-based awards granted to eligible employees under the 2016 Plan. Compensation expense recognized for RSUs issued under the 2016 Plan was $23,000 and $16,000 for the three months ended June 30, 2019 and 2018, respectively.  For the three months ended June 30, 2019, compensation expense included $6,000 related to a settlement agreement with a former executive.

The following table summarizes information related to awarded RSUs:

Nonvested Restricted Stock Units	Shares	Weighted Average Grant Price
Nonvested restricted stock units at March 31, 2019	38,814	$3.98
Granted	561	3.22
Vested	(6,686)	4.01
Forfeited	(2,338)	4.01
Nonvested restricted stock units at June 30, 2019	30,351	$3.98

As of June 30, 2019, total unrecognized stock-based compensation expense related to unvested restricted stock units was $78,000, which is expected to be expensed over a weighted average period of 1.3 years.

Common Stock

At June 30, 2019, the Company recorded $205,000 in compensation expense related to a settlement agreement with a former executive.

11.	INCOME TAXES

On December 22, 2017 H.R. 1, originally known as the Tax Cuts and Jobs Act, (the “Tax Act”) was enacted. Among the significant changes to the U.S. Internal Revenue Code, the Tax Act lowers the U.S. federal corporate income tax rate (“Federal Tax Rate”) from 34% to 21% effective January 1, 2018. The 21% Federal Tax Rate applies to fiscal years ending March 31, 2019 and each year thereafter.

The Company utilizes its estimated annual effective tax rate to determine its provision or benefit for income taxes for interim periods. The income tax provision or benefit is computed by multiplying the estimated annual effective tax rate by the year to date pre-tax book income (loss). The Company recorded an income tax benefit of $3,000 and $22,000 for the three months ended June 30, 2019 and 2018, respectively. The Company’s effective tax rate was 2.3% and 1.7% for the three months ended June 30, 2019 and 2018, respectively. The effective tax rates for the three months ended June 30, 2019 and 2018 differ from the statutory rate of 21% as a result of state taxes (net of federal benefit) and the net change in valuation allowance against the net deferred tax asset the Company believes is not more likely than not to be realized.  The Company continues to carry a full valuation allowance on its net deferred tax assets.

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

As of June 30, 2019 and 2018, there was no liability for income tax associated with unrecognized tax benefits. The Company recognizes accrued interest related to unrecognized tax benefits as well as any related penalties in interest income or expense in its consolidated condensed statements of operations, which is consistent with the recognition of these items in prior reporting periods.

With few exceptions, the Company is no longer subject to U.S. federal, state, local, and non-U.S. income tax examination by tax authorities for tax years before 2014.

12.	LOSS PER SHARE

Basic loss per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the potentially dilutive effect of outstanding stock options using the “treasury stock” method.

Reconciliations between the numerator and the denominator of the basic and diluted loss per share computations for the three months ended June 30, 2019 and 2018 are as follows:

	Three Months Ended June 30, 2019
	Net Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands)
Basic and diluted loss per share	$(133)	5,919	$(0.02)

	Three Months Ended June 30, 2018
	Net Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands)

Basic and diluted loss per share	$(1,275)	5,785	$(0.22)

Basic and diluted per share amounts are the same in periods of a net loss, because common share equivalents are anti-dilutive when a net loss is recorded. Diluted earnings per share does not include the impact of common stock options totaling 50,000 and 120,000 for the three months ended June 30, 2019 and 2018, respectively, as the effect of their inclusion would be anti-dilutive. Restricted stock units become dilutive within the period granted and remain dilutive until the units vest and are issued as common stock. Diluted earnings per share does not include the impact of restricted stock units totaling 14,646 and 1,206 for the three months ended June 30, 2019 and 2018, respectively, as the effect of their inclusion would be anti-dilutive.

13.	RELATED PARTY TRANSACTIONS

During the three months ended June 30, 2018, the Company entered into a consulting agreement with an effective date of May 5, 2018 with a vendor that employs one of our independent directors.  The Company’s independent director is not named in or involved in the performance of the consulting agreement. The amount of the contract was for $120,000 and all the payments made against the contract were reflected in general and administrative expense.

During the three months ended June 30, 2019, the Company obtained an unsecured subordinated loan from Skywords Family Foundation, Inc. (“Skywords”) in the principal amount of $1,500,000 pursuant to a Promissory Note (“the Skywords Note”) executed by the Company in favor of Skywords. Skywords is controlled by the Company’s Chairman of the Board of Directors and largest stockholder. The Skywords Note bears interest at a rate of 1% plus the prime rate (as published by the Wall Street Journal), which will be recalculated and payable on a quarterly basis. The principal amount and any accrued and unpaid interest will be due and payable on April 12, 2021, unless accelerated in an event of default. The Company may prepay the Skywords Note at any time without penalty. The proceeds of the Skywords Note were used to pay down accounts payable and for general operating capital purposes.

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

Results of Operations

The following tables present selected consolidated financial data for each of the periods indicated ($ in thousands):

	Three Months Ended
	June 30,
	2019	2018
Net sales	$8,071	$7,145
Net sales increase	13.0%
Gross profit	$3,675	$1,836
Gross profit as % of net sales	45.5%	25.7%
Operating expenses	$3,626	$3,003
Operating expenses as % of net sales	44.9%	42.0%
Operating income (loss)	$49	$(1,167)
Operating income (loss) as % of net sales	0.6%	(16.3)%
Income tax benefit	$(3)	$(22)
Net loss	$(133)	$(1,275)

Comparison of the Three Months Ended June 30, 2019 and 2018

Net Sales (in thousands)

	Three Months Ended
	June 30,		$	%
	2019	2018	Change	Change
Packaged sales
Astaxanthin	$4,610	$5,095	$(485)	(9.5)%
Spirulina	1,914	1,068	846	79.2%
Total Packaged sales	$6,524	$6,163	$361	5.9%

Bulk sales
Astaxanthin	$174	$260	$(86)	(33.1)%
Spirulina	1,233	719	514	71.5%
Total Bulk sales	$1,407	$979	$428	43.7%

Contract extraction revenue	$140	$3	$137	4566%

Total sales
Astaxanthin	$4,784	$5,355	$(571)	(10.7)%
Spirulina	3,147	1,787	1,360	76.1%
Contract extraction revenue	140	3	137	4566%
Total sales	$8,071	$7,145	$926	13.0%

Net Sales Net sales increase of 13.0% for the current quarter compared to the same period last year was primarily driven by a 76.1% increase in spirulina sales in both packaged and bulk sales, as well as an increase in contract extraction services. The increase compared to prior year was a result of a lack of available spirulina product in the prior year and contract extraction services that began at the end of fiscal 2019. The increase was offset by a decrease of 10.7% in astaxanthin, primarily due to a reduction in sales to one of our major customers in the current quarter related to the timing of their orders.

Gross Profit Gross profit as a percent of net sales increased by 19.8 percentage points compared to the same period last year, primarily due to the improvements in production costs for both spirulina and  astaxanthin.

Operating Expenses Operating expenses increased $0.6 million for the current quarter compared to the same period in last year, primarily due to increased general and administrative expenses related to $0.5 million of severance for a former executive.

 Income Taxes We recorded income tax benefit of $3,000 for the first quarter of this fiscal year with an effective tax rate of 2.3% compared to income tax benefit of $22,000 for the same period last year with an effective tax rate of 1.7%.  Income taxes for the current year quarter included a discrete tax benefit of approximately $4,000 as a result of greater AMT credit benefit than was originally estimated in our tax provision for our fiscal year ended March 31, 2019.  This increased the effective tax rate for the current period by 2.7% compared to prior year.  We continue to carry a full valuation allowance on our net deferred tax assets.

Liquidity and Capital Resources

As of June 30, 2019, we had cash of $1.1 million and working capital of $6.8 million compared to $0.8 million and $5.1 million, respectively, at March 31, 2019.  In April 2019, we obtained an unsecured subordinated loan in the amount of $1,500,000 from a related party (see Notes 6 and 13 to our condensed consolidated financial statements).  On August 30, 2016, the Revolving Credit Agreement (the Credit Agreement), which we entered into with First Foundation Bank (the Bank) on June 3, 2016, became effective. The Credit Agreement allows us to borrow up to $2.0 million on a revolving basis. At June 30, 2019 and March 31, 2019, we had outstanding borrowings of $2.0 million on the line of credit. The line of credit is subject to renewal on August 30, 2019 and we intend to renew or replace it with another line of credit on or before the expiration date.

As of June 30, 2019, we had $5.7 million in long-term debt (Term Loans) payable to the Bank that require the payment of principal and interest monthly through August 2032. Pursuant to the Term Loans and the Credit Agreement, we are subject to annual financial covenants, customary affirmative and negative covenants and certain subjective acceleration clauses. As of March 31, 2019, our debt service coverage ratio of -0.66:1 fell short of the Bank's annual requirement of 1.25:1. Additionally, on March 31, 2019, our current ratio of 1.49:1 fell short of the Bank’s annual requirement of 1.50:1.  On June 17, 2019, the Bank provided us with a letter waiving the covenant violations as of March 31, 2019, but noting that the Bank reserved its rights to declare a default in the future if any covenants remain out of compliance at applicable measurement dates.

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

Cash Flows The following table summarizes our cash flows for the periods indicated ($ in thousands):

	Three months ended June 30
	2019	2018
Total cash provided by (used in):
Operating activities	$(873)	$(865)
Investing activities	(48)	(173)
Financing activities	1,136	579

Increase (decrease) in cash	$215	$(459)

Cash used in operating activities for the three months ended June 30, 2019 was the result of a net loss, a decrease in accounts payable of $1.2 million and lower customer deposits of $0.5 million, offset by non-cash charges of $0.9 million.

Cash used in investing activities for the three months ended June 30, 2019 includes costs for equipment and furniture and fixtures at our Kona facility.

Cash provided by financing activities for the three months ended June 30, 2019 consists primarily of a $1.5 million increase from the new loan from the long-term debt - related party loan, offset by payments of short term obligations and long-term debt.

Sources and Uses of Capital

At June 30, 2019, our working capital was $6.8 million, an increase of $1.7 million compared to March 31, 2019. The increase is due primarily to an increase in long-term debt.

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

Our strategic direction has been to position as a world leader in the production and marketing of high-value natural products from microalgae. We are vertically aligned, producing raw materials in the form of microalgae processed at our 96-acre facility in Hawaii, and integrating those raw materials into finished products. In fiscal 2020, our primary focus is stabilizing our production volume, rationalizing market channel participation, executing on our strategic cost cutting programs, and leveraging our centers of core competence. We will continue to place emphasis on our Nutrex Hawaiian consumer products while exploring further opportunities for bulk sales orders for Spirulina and Astaxanthin, both domestically and internationally. Extraction services to 3rd party customers utilizing our 1,000 bar super critical CO2 extractor process are expected to generate additional income throughout the year. We will leverage our experience and reputation for quality, nutritional products which promote health and well-being. The foundation of our nutritional products is naturally cultivated Hawaiian Spirulina Pacifica® in powder and tablet form; and BioAstin® Hawaiian Astaxanthin® antioxidant in extract and softgel form. Information about our Company and our products can be viewed at www.cyanotech.com and www.nutrex-hawaii.com. Consumer products can also be purchased online at www.nutrex-hawaii.com.

Gross profit margin percentages going forward can be impacted by lower production volumes along with pressure on input costs as well as greater competition in the market place. This could cause margins to decline in future periods. We will continue to focus on higher margin consumer products that promote health and well-being and strive for continuous improvements in processes and production methods to stabilize costs and production levels for the future. However, significant sales variability between periods may occur based on historical results.

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

To manage our cash resources effectively, we will balance production with sales demand, minimizing the cost associated with inventory levels when appropriate and manage our expenses judiciously. We could experience unplanned cash outflows and may need to utilize other cash resources to meet working capital needs. A prolonged downturn in sales could impair our ability to generate sufficient cash for operations and hamper our ability to attract additional capital investment which could become necessary to maintain optimal production levels and efficiencies.

Our future results of operations and the other forward-looking statements contained in this Outlook, in particular the statements regarding revenues, gross margin and capital spending, involve a number of risks and uncertainties. In addition to the factors discussed above, any of the following could cause actual results to differ materially: business conditions and growth in the natural products industry and in the general economy; changes in customer order patterns; changes in demand for natural products in general; changes in weather conditions; changes in health and growing conditions of our astaxanthin and spirulina products; competitive factors, such as increased production capacity from competing spirulina and astaxanthin producers and the resulting impact, if any, on world market prices for these products; government actions and increased regulations both domestic and foreign; shortage of manufacturing capacity; and other factors beyond our control. Risk factors are discussed in detail in Part II, Item 1A of this quarterly report and in Part I, Item 1A of our Form 10-K report for the year ended March 31, 2019.

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

Off-Balance Sheet Arrangements

As of June 30, 2019, we had no off-balance sheet arrangements or obligations.

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

Depreciation expense is based on the historical cost of fixed assets and is therefore potentially less than it would be if it were based on current replacement cost. While property and equipment acquired in prior years will ultimately have to be replaced at higher prices, it is expected that replacement will be a gradual process over many years.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the fiscal year ended March 31, 2019 filed with the SEC on July 1, 2019. In the three months ended June 30, 2019, there were changes to the application of critical accounting policies previously disclosed in our most recent Annual Report on Form 10-K as described below.

Effective April 1, 2019, we adopted ASU 2016-02, Leases (Topic 842): Accounting for Leases and issued subsequent amendments to the initial guidance and implementation guidance including ASU 2018-01, 2018-10, 2018-11, 2018-20 and 2019-01 (collectively including ASU 2016-02, “ASC 842”). ASC 842 requires that lessees recognize right-of-use assets and lease liabilities that are measured at the present value of the future lease payments at lease commencement date. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will largely remain unchanged and shall continue to depend on its classification as a finance or operating lease. We elected the optional transition method that allows for a cumulative-effect adjustment in the period of adoption and did not restate prior periods. Under the new guidance, the majority of our leases continue to be classified as operating. Based on our lease portfolio, the impact of adopting ASC 842 increased both total assets and total liabilities, however, it did not have a significant impact on our consolidated statements of operations or cash flows. Finance leases continue to be classified with long-term debt on the Condensed Consolidated Balance Sheets. See Note 6 and 7 on our Notes to Condensed Consolidated Financial Statement.

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management evaluated the effectiveness of our internal control over financial reporting as of June 30, 2019. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control - Integrated Framework” (2013 Framework). Based on that assessment, management concluded that our internal control over financial reporting was effective as of June 30, 2019.

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

There were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

This Form 10-Q should be read in conjunction with Item 9A “Controls and Procedures” of the Company’s Form 10-K for the fiscal year ended March 31, 2019, filed July 1, 2019.

PART II.     OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time the Company may become party to lawsuits and claims that arise in the ordinary course of business relating to employment, intellectual property, and other matters. There were no significant legal matters outstanding at June 30, 2019.

Item 1A.	Risk Factors

For a discussion of the risk factors relating to our business, please refer to Part I, Item 1A of our Form 10-K for the year ended March 31, 2019, which is incorporated by reference herein.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 5.	Other Information

None.

Item 6. Exhibits

10.1	Promissory Note, dated April 12, 2019, by and between Skywords Family Foundation, Inc. and Cyanotech Corporation (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 12, 2019).

10.2	Separation Agreement, dated as of June 3, 2019, by and between Mawae Morton and Cyanotech Corporation (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 7, 2019).

31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of August 13, 2019.

31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of August 13, 2019.

32*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed as of August 13, 2019.

99.1*	Press Release dated August 13, 2019.

101

The following financial statements from Cyanotech Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

*Included herewith. Other exhibits were filed as shown above.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYANOTECH CORPORATION
(Registrant)

August 13, 2019	By:	/s/ Gerald R. Cysewski, PH.D.
(Date)		Gerald R. Cysewski, PH.D.
Chief Executive Officer; Vice Chairman of the Board

August 13, 2019	By:	/s/ Brian B. Orlopp
(Date)		Brian B. Orlopp
Chief Financial Officer, Vice President — Finance & Administration
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1

Promissory Note, dated April 12, 2019, by and between Skywords Family Foundation, Inc. and Cyanotech Corporation (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 12, 2019).

10.2	Separation Agreement, dated as of June 3, 2019, by and between Mawae Morton and Cyanotech Corporation (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 7, 2019).

31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of August 13, 2019.

31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of August 13, 2019.

32*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed as of August 13, 2019.

99.1*	Press Release dated August 13, 2019.

101

The following financial statements from Cyanotech Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements

*Included herewith. Other exhibits were filed as shown above.