Form 10-Q
period 2019-09-30
CYANOTECH CORP
filed 2019-11-12
CIK 768408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended September 30, 2019

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

As of November 7, 2019, the number of shares outstanding of the registrant’s common stock was 5,917,511.

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

CYANOTECH CORPORATION

FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

CYANOTECH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	September 30, 2019	March 31, 2019
ASSETS
Current assets:
Cash	$1,094	$840
Accounts receivable, net of allowance for doubtful accounts of $13 at September 30, 2019 and $27 at March 31, 2019	1,655	1,982
Inventories, net	11,129	11,274
Prepaid expenses and other current assets	448	496
Total current assets	14,326	14,592

Equipment and leasehold improvements, net	13,867	14,752
Operating lease right-of-use assets, net	3,983	—
Other assets	261	282
Total assets	$32,437	$29,626

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,838	$4,922
Accrued expenses	834	992
Customer deposits	304	626
Operating lease obligations, current portion	304	—
Short-term contract obligation	54	285
Line of credit	2,000	2,000
Current maturities of long-term debt	673	663
Total current liabilities	7,007	9,488

Long-term debt, less current maturities	6,349	5,172
Long-term operating lease obligations	3,679	—
Other long-term liabilities	58	57
Total liabilities	17,093	14,717

Commitments and contingencies

Stockholders’ equity:
Preferred stock of $0.01 par value, authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock of $0.02 par value, authorized 50,000,000 shares; issued and outstanding 5,913,421 shares at September 30, 2019 and 5,879,710 shares at March 31, 2019	118	117
Additional paid-in capital	32,786	32,447
Accumulated deficit	(17,560)	(17,655)
Total stockholders’ equity	15,344	14,909
Total liabilities and stockholders’ equity	$32,437	$29,626

See accompanying notes to condensed consolidated financial statements

CYANOTECH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018

Net sales	$7,690	$6,954	$15,761	$14,099
Cost of sales	4,627	4,669	9,023	9,978
Gross profit	3,063	2,285	6,738	4,121

Operating expenses:
General and administrative	1,157	1,481	3,188	2,853
Sales and marketing	1,343	1,597	2,751	3,020
Research and development	154	211	341	419
Total operating expenses	2,654	3,289	6,280	6,292

Income (loss) from operations	409	(1,004)	458	(2,171)

Interest expense, net	(182)	(150)	(367)	(280)

Income (loss) before income taxes	227	(1,154)	91	(2,451)

Income tax benefit	(1)	(18)	(4)	(40)

Net income (loss)	$228	$(1,136)	$95	$(2,411)

Net income (loss) per share:
Basic	$0.04	$(0.20)	$0.02	$(0.42)
Diluted	$0.04	$(0.20)	$0.02	$(0.42)

Shares used in calculation of net income (loss) per share:
Basic	5,965	5,806	5,942	5,796
Diluted	5,973	5,806	5,963	5,796

See accompanying notes to condensed consolidated financial statements

CYANOTECH CORPORATION

 CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

 (Unaudited)

Three months ended September 30, 2019 and 2018

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	(in thousands, except per share data)
Balances at June 30, 2019	5,889,582	$118	$32,774	$(17,788)	$15,104
Issuance of common stock for exercise of stock options for cash	2,112	—	—	—	—
Issuance of vested shares of restricted stock	7,483	—	(7)	—	(7)
Shares withheld for tax payments	(2,538)	—	—	—	—
Settlement agreement with former executive	16,782	—	(1)	—	(1)
Share based compensation expense	—	—	20	—	20
Net income	—	—	—	228	228
Balances at September 30, 2019	5,913,421	$118	$32,786	$(17,560)	$15,344

Balances at June 30, 2018	5,788,887	$116	$32,070	$(15,334)	$16,852
Issuance of common stock for director stock grants	47,223	1	169	—	170
Share based compensation expense	—	—	41	—	41
Net loss	—	—	—	(1,136)	(1,136)
Balances at September 30, 2018	5,836,110	$117	$32,280	$(16,470)	$15,927

Six months ended September 30, 2019 and 2018

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	(in thousands, except per share data)
Balances at March 31, 2019	5,879,710	$117	$32,447	$(17,655)	$14,909
Issuance of common stock for exercise of stock options for cash	2,112	—	4	—	4
Issuance of vested shares of restricted stock	22,502	1	(26)	—	(25)
Shares withheld for tax payments	(7,685)	—	—	—	—
Settlement agreement with former executive	16,782	—	320	—	320
Share based compensation expense	—	—	41	—	41
Net income	—	—	—	95	95
Balances at September 30, 2019	5,913,421	$118	$32,786	$(17,560)	$15,344

Balances at March 31, 2018	5,772,032	$115	$32,051	$(14,059)	$18,107
Issuance of common stock for director stock grants	47,223	1	169	—	170
Issuance of common stock for exercise of stock options for cash	6,000	1	18	—	19
Issuance of vested shares of restricted stock	16,003	—	(32)	—	(32)
Shares withheld for tax payments	(5,148)	—	—	—	—
Share based compensation expense	—	—	74	—	74
Net loss	—	—	—	(2,411)	(2,411)
Balances at September 30, 2018	5,836,110	$117	$32,280	$(16,470)	$15,927

See accompanying notes to condensed consolidated financial statements

CYANOTECH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended September 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$95	$(2,411)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	971	950
Amortization of debt issue costs and other assets	34	39
Amortization of operating leases right-of-use assets	144	—
Share-based compensation expense	361	244
Net (increase) decrease in assets:
Accounts receivable	327	782
Inventories	145	(1,405)
Prepaid expenses and other assets	51	(139)
Net increase (decrease) in liabilities:
Accounts payable	(2,084)	768
Accrued expenses	(158)	(81)
Customer deposits	(322)	(50)
Operating lease obligations	(144)	—
Deferred rent and other liabilities	1	(10)
Net cash used in operating activities	(579)	(1,313)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in equipment and leasehold improvements	(86)	(338)
Net cash used in investing activities	(86)	(338)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on short term contract obligation	(231)	—
Net draws on line of credit	—	1,250
Proceeds from long-term debt - related party	1,500	—
Principal payments on long-term debt	(297)	(284)
Payments on finance leases	(32)	(33)
Shares withheld for tax payments	(25)	(32)
Proceeds from exercise of stock options	4	19
Net cash provided by financing activities	919	920

Net increase (decrease) in cash	254	(731)
Cash and restricted cash at beginning of period	840	1,394
Cash and restricted cash at end of period	$1,094	$663

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$337	$219
Income taxes	$—	$—

RECONCILIATION OF CASH AND RESTRICTED CASH AT BEGINNING OF PERIOD:
Cash	$840	$1,329
Restricted cash	—	65
Total cash and restricted cash at beginning of period	$840	$1,394

See accompanying notes to condensed consolidated financial statements

CYANOTECH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

1.	ORGANIZATION AND BASIS OF PRESENTATION

Cyanotech Corporation (the “Company”), located in Kailua-Kona, Hawaii, was incorporated in the state of Nevada on March 3, 1983 and is listed on the NASDAQ Capital Market under the symbol “CYAN”. The Company is engaged in the production of natural products derived from microalgae for the nutritional supplements market.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information pursuant to the instructions to Form 10-Q and Regulation S-X of the Securities and Exchange Commission (“SEC”). These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Stockholders' Equity and Condensed Consolidated Statements of Cash Flows for the periods presented in accordance with GAAP.

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

Liquidity and Capital Resources

As of September 30, 2019, the Company had cash of $1,094,000 and working capital of $7,319,000 compared to $840,000 and $5,104,000, respectively, at March 31, 2019. In April 2019, the Company obtained an unsecured subordinated loan in the amount of $1,500,000 from a related party (see Notes 6 and 13). On August 30, 2016, the Revolving Credit Agreement (the Credit Agreement), which the Company entered into with First Foundation Bank (the Bank) on June 3, 2016, became effective. The Credit Agreement allows us to borrow up to $2.0 million on a revolving basis. At September 30, 2019 and March 31, 2019, the Company had outstanding borrowings of $2.0 million on the line of credit.  The line of credit is subject to renewal on August 30, 2020 and the Company intends to renew or replace it with another line of credit on or before the expiration date.

As of September 30, 2019, the Company had $5,547,000 in long-term debt (Term Loans) payable to the Bank that require the payment of principal and interest monthly through August 2032. Pursuant to the Term Loans and the Credit Agreement, the Company is subject to annual financial covenants, customary affirmative and negative covenants and certain subjective acceleration clauses. As of March 31, 2019, the Company’s debt service coverage ratio of -0.66:1 fell short of the Bank's annual requirement of 1.25:1. Additionally, on March 31, 2019, the Company’s current ratio of 1.49:1 fell short of the Bank’s annual requirement of 1.50:1.  On June 17, 2019, the Bank provided the Company with a letter waiving the covenant violations as of March 31, 2019, but noting that the Bank reserved its rights to declare a default in the future if any covenants remain out of compliance at applicable measurement dates.

Funds generated by operating activities and available cash are expected to continue to be the Company’s most significant sources of liquidity for working capital requirements, debt service and funding of maintenance levels of capital expenditures. In the first and second quarter of fiscal year 2020, the Company undertook strategic cost cutting, including the elimination of positions through attrition and the elimination of open positions to create a leaner organization.  Given recent strong astaxanthin production and resulting high inventory levels, the Company also imposed a temporary reduction of astaxanthin production in order to eliminate variable production costs as inventory levels are reduced.

Based upon the Company’s operating plan and related cash flow and financial projections, cash flows expected to be generated by operating activities and available financing are expected to be sufficient to fund its operations through at least September 30, 2020, and its debt service coverage ratio and current ratio covenants are expected to be in compliance with the annual Term Loans and Credit Agreement covenant requirements as of March 31, 2020, the next measurement date. However, no assurances can be provided that the Company will achieve its operating plan and cash flow projections for the next fiscal years or its projected consolidated financial position as of March 31, 2020. Such estimates are subject to change based on future results and such change could cause future results to vary significantly from expected results.

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

Cash and Restricted Cash

Cash primarily consists of cash on hand and cash in bank deposits. Proceeds from equipment loans are classified as restricted cash until drawn upon.  There was no restricted cash as of September 30, 2019 or March 31, 2019.

Concentration Risk

A significant portion of revenue and accounts receivable are derived from a few major customers. For the three months ended September 30, 2019 and 2018, two customers accounted for 40% and 17%, and 32% and 14%, respectively, of the Company’s net sales. For the six months ended September 30, 2019 and 2018, two customers accounted for 36% and 17, and 34% and 25%, respectively, of the Company’s net sales. At September 30, 2019 and March 31, 2019, three customers accounted for 67% and 60%, respectively, of the Company’s accounts receivable balance.

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

Customer contract liabilities consist of customer deposits received in advance of fulfilling an order and are shown separately on the consolidated balance sheets. During the three-month periods ended September 30, 2019 and 2018, the Company recognized $6,000 and $0, respectively, of revenue from deposits that were included in contract liabilities as of March 31, 2019 and 2018, respectively. During the six-month periods ended September 30, 2019 and 2018, the Company recognized $517,000 and $114,000, respectively, of revenue from deposits that were included in contract liabilities as of March 31, 2019 and 2018, respectively. The Company’s contracts have a duration of one year or less and therefore, the Company has elected the practical expedient of not disclosing revenues allocated to partially unsatisfied performance obligations.

Disaggregation of Revenue

The following table represents revenue disaggregated by major product line and extraction services for the:

($ in thousands)	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018
Packaged sales
Astaxanthin packaged	$4,747	$4,281
Spirulina packaged	1,731	1,928
Total packaged sales	6,478	6,209

Bulk sales
Astaxanthin bulk	328	334
Spirulina bulk	744	411
Total bulk sales	1,072	745

Contract extraction revenue	140	—
Total net sales	$7,690	$6,954

($ in thousands)	Six Months Ended September 30, 2019	Six Months Ended September 30, 2018
Packaged sales
Astaxanthin packaged	$9,357	$9,376
Spirulina packaged	3,645	2,996
Total packaged sales	13,002	12,372

Bulk sales
Astaxanthin bulk	502	597
Spirulina bulk	1,977	1,130
Total bulk sales	2,479	1,727

Contract extraction revenue	280	—
Total net sales	$15,761	$14,099

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

Inventories are stated at the lower of cost or net realizable value. Cost is determined by the first-in, first-out method. Inventories consist of the following at:

	September 30, 2019	March 31, 2019
	(in thousands)
Raw materials	$331	$495
Work in process	4,104	4,032
Finished goods	6,483	6,587
Supplies	211	160
Inventories, net	$11,129	$11,274

The Company recognizes abnormal production costs, including fixed cost variances from normal production capacity, as an expense in the period incurred. The Company expensed abnormal production costs of $0 and $250,000 to cost of sales for the three and six months ended September 30, 2018, respectively. There were no abnormal production costs for the three and six months ended September 30, 2019. Non-inventoriable fixed costs of $85,000 and $16,000 were expensed to cost of sales for the three months ended September 30, 2019 and 2018, respectively. Non-inventoriable fixed costs of $100,000 and $141,000 were expensed to cost of sales for the six months ended September 30, 2019 and 2018, respectively.

4.	EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements consist of the following at:

	September 30, 2019	March 31, 2019
	(in thousands)
Equipment	$18,767	$18,679
Leasehold improvements	14,725	14,723
Furniture and fixtures	369	348
	33,861	33,750
Less accumulated depreciation and amortization	(20,216)	(19,254)
Construction-in-progress	222	256
Equipment and leasehold improvements, net	$13,867	$14,752

Management has determined no asset impairment existed as of September 30, 2019 and March 31, 2019, respectively. Depreciation and amortization expense were approximately $480,000 and $475,000 for the three months ended September 30, 2019 and 2018, respectively. Depreciation and amortization expense were approximately $971,000 and $950,000 for the six months ended September 30, 2019 and 2018, respectively.

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

The short term obligation is comprised of two separate loans in the principal amount of $180,000 and $215,000. The first loan of $180,000 bears an interest rate of 6.25% and was payable in four monthly installments which includes principal and interest. The loan commenced on December 1, 2018 and matured on July 15, 2019. The principal amounts outstanding at September 30, 2019 and March 31, 2019 were $0 and $137,000, respectively.

The second loan has a principal amount of $215,000 and is a non-interest bearing loan that is payable in twelve monthly installments comprised of two monthly payments of $10,000 and ten monthly payments of $19,543. The loan commenced on December 1, 2018 and matures on October 15, 2019. This contract contains a hold back of $38,000 pending resolution of certain closing items by the seller. The principal amounts outstanding at September 30, 2019 and March 31, 2019 were $54,000 and $148,000, respectively.

6.	LINE OF CREDIT AND LONG-TERM DEBT

Total debt consists of the following at September 30, 2019 and March 31, 2019:

	September 30, 2019	March 31, 2019
	(in thousands)
Line of credit	$2,000	$2,000
Long-term debt	5,706	6,035
Long-term debt - related party	1,500	—
Less current maturities	(2,673)	(2,663)
Long-term debt, excluding current maturities	6,533	5,372
Less unamortized debt issuance costs	(184)	(200)
Total long-term debt, net of current maturities and unamortized debt issuance costs	$6,349	$5,172

Line of Credit and Term Loans

On August 30, 2016, the Revolving Credit Agreement (the “Credit Agreement”), which the Company and First Foundation Bank (“the Bank”) entered into on June 3, 2016, became effective after the Company and the Bank received the necessary approvals from the State of Hawaii to secure the lien on the Company’s leasehold property in Kona, Hawaii. The Credit Agreement allows the Company to borrow up to $2,000,000 on a revolving basis. Borrowings under the Credit Agreement bear interest at the Wall Street Journal prime rate (5.5% at both September 30, 2019 and March 31, 2019) plus 2%, floating.

At both September 30, 2019 and March 31, 2019, the outstanding balance under the Credit Agreement was $2,000,000. The line of credit, which is subject to annual renewal, was renewed on August 30, 2019 and will be subject to renewal upon expiration on August 30, 2020. Pursuant to the August 30, 2019 renewal, the current ratio covenant was 1.50:1 and is applicable to both the line of credit and term loans with the Bank.

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

 The provisions of the 2015 Loan require the payment of principal and interest until its maturity on September 1, 2022; the obligation fully amortizes over seven (7) years. Interest on the 2015 Loan accrues on the outstanding principal balance at an annual variable rate equal to the published Wall Street Journal prime rate (5.5% at September 30, 2019 and March 31, 2019) plus 2.0% and is adjustable on the first day of each calendar quarter and fixed for that quarter. At no time shall the annual interest rate be less than 6.0%. The 2015 Loan has a prepayment penalty of 5.0% for any prepayment made prior to the first anniversary of the date of the 2015 Loan Agreement, which penalty is reduced by 1.0% each year thereafter until the fifth anniversary of such date, after which there is no prepayment penalty. The balance under the 2015 Loan was $1,212,000 and $1,389,000 at September 30, 2019 and March 31, 2019, respectively, and was included in long-term debt in the debt table above.

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

The provisions of the 2012 Loan required the payment of interest only for the first 12 months of the term; thereafter, and until its maturity on August 14, 2032, the obligation fully amortizes over nineteen (19) years. Interest on the 2012 Loan accrues on the outstanding principal balance at an annual variable rate equal to the published Wall Street Journal prime rate (5.5% at September 30, 2019 and March 31, 2019) plus 1.0% and is adjustable on the first day of each calendar quarter and fixed for that quarter. At no time shall the annual interest rate be less than 5.5%. The balance under the 2012 Loan was $4,335,000 and $4,439,000 at September 30, 2019 and March 31, 2019, respectively, and was included in long-term debt in the debt table above.

The 2015 Loan includes a one-time origination and guaranty fee totaling $113,900 and an annual renewal fee payable in the amount of 0.5% of the USDA guaranteed portion of the outstanding principal balance as of December 31 of each year, beginning December 31, 2015. The USDA has guaranteed 80% of all amounts owing under the 2015 Loan. The 2012 Loan included a one-time origination and guaranty fees totaling $214,500 and an annual renewal fee payable in the amount of 0.25% of the USDA guaranteed portion of the outstanding principal balance as of December 31 of each year, beginning December 31, 2012. The USDA has guaranteed 80% of all amounts owing under the 2012 Loan. The balance in unamortized debt issuance costs was $184,000 and $200,000 at September 30, 2019 and March 31, 2019.

Loan Covenant Violations and Waiver

The Company’s Credit Agreement, 2015 Loan and 2012 Loan are subject to annual debt service and other financial covenants, including covenants which require the Company to meet key financial ratios and customary affirmative and negative covenants.  As of March 31, 2019, the Company was not in compliance with the required debt service coverage ratio or the current ratio and due to these violations, the Bank would be contractually entitled to require immediate repayment of the outstanding term loan amounts of $5,828,000 and the outstanding line of credit balance of $2,000,000.  However, on June 17, 2019, the bank issued the Company a letter waiving the covenant violations as of March 31, 2019.  The outstanding balance of the terms loans is presented as a non-current liability at September 30, 2019 and March 31, 2019.

Long-term Debt – Related Party

In April 2019, the Company obtained an unsecured subordinated loan in the amount of $1,500,000.  Interest accrues at a rate of 6.5% and is payable quarterly.  The principal amount and any accrued and unpaid interest are due in April 2021 (see Note 13).  The balance under this loan was $1,500,000 at September 30, 2019.

 Equipment Finance Agreement

On October 6, 2017, the Company entered into an Equipment Finance Agreement (the “Equipment Agreement”) with a lender, which provides up to $175,000 of financing for equipment. The interest rate on this loan is 4.75%. The provisions of the Equipment Agreement require the payment of principal and interest until its maturity on October 31, 2022. The balance under this loan was $110,000 and $126,000 at September 30, 2019 and March 31, 2019, respectively, and was included in long-term debt in the debt table above.

 Finance Lease Obligations

In August 2016, the Company executed a finance lease agreement with Thermo Fisher Financial providing for $52,000 in equipment, secured by the equipment financed. The finance lease matured in May 2019 and was payable in 36 equal monthly payments. The interest rate under this capital lease was 12.90%. The balance under this lease was $0 and $7,800 at September 30, 2019 and March 31, 2019, respectively, and was included in long-term debt in the debt table above.

In February 2016, the Company executed a finance lease agreement with Bank of the West providing for $51,000 in equipment, secured by the equipment financed. The finance lease matures in March 2021 and is payable in 60 equal monthly payments. The interest rate under this finance lease is 4.18%. The balance under this lease was $16,000 and $22,000 at September 30, 2019 and March 31, 2019, respectively, and was included in long-term debt in the debt table above.

In July 2015, the Company executed a finance lease agreement with Huntington Technology Finance providing for $174,000 in equipment, secured by the equipment financed. The finance lease matures in July 2020 and is payable in 60 equal monthly payments. The interest rate under this lease is 6.57%. The balance under this lease was $33,000 and $52,000 at September 30, 2019 and March 31, 2019, respectively, and was included in long-term debt in the debt table above.

Future principal payments under the loans and finance lease obligations at September 30, 2019 are as follows:

Payments Due	(in thousands)
Remainder of 2020	$336
2021	676
2022	2,202
2023	468
2024	279
Thereafter	3,245
Total principal payments	$7,206

7.	OPERATING LEASES

The Company leases it facilities, equipment and land under non-cancelable operating leases expiring through 2037. Right-of-use assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Right-of-use assets and liabilities were recognized at April 1, 2019 based on the present value of lease payments over the lease term, using the Bank’s incremental borrowing rate based on the information available. At September 30, 2019, the weighted average remaining lease terms is 13.5 years, the weighted average discount rate is 7.5% and the operating lease costs are $296,000.

Supplemental balance sheet information related to leases at September 30, 2019 is as follows:

Operating leases	Balance Sheet Classification	(in thousands)
Right-of-use assets	Operating lease right-of-use assets, net	$3,983

Current lease liabilities	Operating lease obligations	$304
Non-current lease liabilities	Long-term operating lease obligations	3,679
Total lease liabilities		$3,983

Maturities of lease liabilities at September 30, 2019 are as follows:

Payments	(in thousands)
Remainder of 2020	$591
2021	595
2022	592
2023	426
2024	371
Thereafter	3,878
Total undiscounted lease payments	6,453
Less: present value discount	(2,470)
Total lease liability balance	$3,983

8.	ACCRUED EXPENSES

Accrued expenses consist of the following:

	September 30, 2019	March 31, 2019
	(in thousands)
Wages, commissions, bonus and profit sharing	$206	$145
Vacation	274	338
Severance	141	153
Rent, interest and legal	83	235
Other accrued expenses	130	121
Total accrued expenses	$834	$992

9.	COMMITMENTS AND CONTINGENCIES

From time to time, the Company may be involved in litigation and investigations relating to claims and matters arising out of its operations in the normal course of business.

On October 2, 2019, a shareholder of the Company, Meridian OHC Partners, LP (“Meridian”), filed a complaint in the United States District Court, District of Hawaii, against the Board of Directors seeking to proceed derivatively on behalf of the Company.  The Company is named as a nominal defendant.  The complaint alleges, among other things, that the directors have breached their fiduciary duties, in overseeing the Company.  Meridian seeks declaratory and injunctive relief and an award of damages to the Company.  The case is Meridian v. Davis et al. (Cyanotech), No. 19-cv-0536 (D. Hawaii).  The probability and magnitude of any potential loss cannot be estimated at this time.

10.	SHARE-BASED COMPENSATION

The Company has share-based compensation plans, which are more fully described in Note 10, Share-Based Compensation, to the Consolidated Financial Statements included in the Company’s annual report on Form 10-K for the year ended March 31, 2019 as filed with the SEC on July 1, 2019.

As of September 30, 2019, the Company had two equity-based compensation plans: the 2016 Equity Incentive Plan (the “2016 Plan”) and the 2014 Independent Director Stock Option and Restricted Stock Grant Plan (the “2014 Directors Plan”). The Company has also issued stock options, which remain outstanding as of September 30, 2019, under two equity-based compensation plans which have expired according to their terms: the 2005 Stock Option Plan (the “2005 Plan”) and the 2004 Independent Director Stock Option and Stock Grant Plan (the “2004 Directors Plan”). These plans allowed the Company to award stock options and shares of restricted common stock to eligible employees, certain outside consultants and independent directors. No additional awards will be issued under the 2005 Plan or the 2004 Directors Plan.

The following table presents shares authorized, available for future grant and outstanding under each of the Company’s plans:

	As of September 30, 2019
	Authorized	Available	Outstanding

2016 Plan	1,300,000	1,067,935	191,580
2014 Directors Plan	350,000	184,400	116,724
2005 Plan	—	—	261,800
2004 Directors Plan	—	—	12,000
Total	1,650,000	1,252,335	582,104

Stock Options

All stock option grants made under the equity-based compensation plans were issued at exercise prices no less than the Company’s closing stock price on the date of grant. Options under the 2016 Plan, 2005 Plan and 2014 Directors Plan were determined by the Board of Directors or the Compensation Committee of the Board of Directors in accordance with the provisions of the respective plans.  The terms of each option grant include vesting, exercise, and other conditions set forth in a Stock Option Agreement evidencing each grant. No option can have a life in excess of ten (10) years. The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model. The model requires various assumptions, including a risk-free interest rate, the expected term of the options, the expected stock price volatility over the expected term of the options, and the expected dividend yield. Compensation expense for employee stock options is recognized ratably over the vesting term. Compensation expense recognized for options issued under all Plans was $5,000 and $18,000 for the three months ended September 30, 2019 and 2018, respectively. Compensation expense recognized for options issued under all Plans was $118,000 and $36,000 for the six months ended September 2019 and 2018, respectively. In the first six months of fiscal year 2020, compensation expense included $109,000 related to a settlement agreement with a former executive.

A summary of option activity under the Company’s stock plans for the six months ended September 30, 2019 is presented below:

Option Activity	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at March 31, 2019	539,800	$4.06	4.7	$15,480
Granted	—	$—
Exercised	(2,112)	$2.08
Forfeited	(81,888)	$4.41
Outstanding at September 30, 2019	455,800	$4.01	2.5	$—
Exercisable at September 30, 2019	405,800	$4.14	1.7	$—

The aggregate intrinsic value in the table above is before applicable income taxes and represents the excess amount over the exercise price optionees would have received if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price of $2.59 and $3.24 at September 30, 2019 and March 31, 2019, respectively.

A summary of the Company’s non-vested options for the six months ended September 30, 2019 is presented below:

Nonvested Options	Shares	Weighted Average Grant-Date Fair Value
Nonvested at March 31, 2019	130,000	$1.70
Vested	(80,000)	1.81
Nonvested at September 30, 2019	50,000	$1.52

As of September 30, 2019, total unrecognized stock-based compensation expense related to all unvested stock options was $61,000, which is expected to be expensed over a weighted average period of 3.3 years.

Restricted Stock Units (“RSUs”)

RSUs are service-based awards granted to eligible employees under the 2016 Plan. Compensation expense recognized for RSUs issued under the 2016 Plan was $14,000 and $16,000 for the three months ended September 30, 2019 and 2018, respectively. Compensation expense recognized for RSUs issued under the 2016 Plan was $37,000 and $32,000 for the six months ended September 30, 2019 and 2018, respectively.  In the first six months of fiscal 2020, compensation expense included $6,000 related to a settlement agreement with a former executive.

The following table summarizes information related to awarded RSUs for the six months ended September 30, 2019:

Nonvested Restricted Stock Units	Shares	Weighted Average Grant Price
Nonvested restricted stock units at March 31, 2019	38,814	$3.98
Granted	4,051	2.67
Vested	(16,149)	3.71
Forfeited	(5,136)	4.02
Nonvested restricted stock units at September 30, 2019	21,580	$3.93

As of September 30, 2019, total unrecognized stock-based compensation expense related to unvested restricted stock units was $52,000, which is expected to be expensed over a weighted average period of 1.1 years.

Common Stock

In the first six months of fiscal 2020, the Company recorded $205,000 in compensation expense related to a settlement agreement with a former executive.

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

The Company utilizes its estimated annual effective tax rate to determine its provision or benefit for income taxes for interim periods. The income tax provision or benefit is computed by multiplying the estimated annual effective tax rate by the year to date pre-tax book income (loss). The Company recorded an income tax benefit of $1,000 and $18,000 for the three months ended September 30, 2019 and 2018, respectively. The Company recorded an income tax benefit of $4,000 and $40,000 for the six months ended September 30, 2019 and 2018, respectively. The Company’s effective tax rate was 0.2% and 1.6% for the three months ended September 30, 2019 and 2018, respectively. The Company’s effective tax rate was (3.8%) and 1.6% for the six months ended September 30, 2019 and 2018, respectively. The effective tax rates for the three and six months ended September 30, 2019 and 2018 differ from the statutory rate of 21% as a result of state taxes (net of federal benefit) and the net change in valuation allowance against the net deferred tax asset the Company believes is not more likely than not to be realized.  The Company continues to carry a full valuation allowance on its net deferred tax assets.

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

As of September 30, 2019 and 2018, there was no liability for income tax associated with unrecognized tax benefits. The Company recognizes accrued interest related to unrecognized tax benefits as well as any related penalties in interest income or expense in its consolidated condensed statements of operations, which is consistent with the recognition of these items in prior reporting periods.

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

Reconciliations between the numerator and the denominator of the basic and diluted income (loss) per share computations for the three and six months ended September 30, 2019 and 2018 are as follows:

	Three Months Ended September 30, 2019
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands)
Basic income per share	$228	5,965	$0.04
Effective dilutive securities – restricted stock units	—	8	—
Diluted income per share	$228	5,973	$0.04

	Three Months Ended September 30, 2018
	Net Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands)

Basic and diluted loss per share	$(1,136)	5,806	$(0.20)

	Six Months Ended September 30, 2019
	Net Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands)
Basic income per share	$95	5,942	$0.02
Effective dilutive securities – restricted stock units	—	21	—
Diluted income per share	$95	5,963	$0.02

	Six Months Ended September 30, 2018
	Net Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands)

Basic and diluted loss per share	$(2,411)	5,796	$(0.42)

Basic and diluted per share amounts are the same in periods of a net loss, because common share equivalents are anti-dilutive when a net loss is recorded. Diluted earnings per share does not include the impact of common stock options totaling 75,000 and 120,000 for the three and six months ended September 30, 2018, respectively, as the effect of their inclusion would be anti-dilutive. Restricted stock units become dilutive within the period granted and remain dilutive until the units vest and are issued as common stock. Diluted earnings per share does not include the impact of restricted stock units totaling 23,000 for both the three and six months ended September 30, 2018, as the effect of their inclusion would be anti-dilutive.

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

During the six months ended September 30, 2019, the Company obtained an unsecured subordinated loan from Skywords Family Foundation, Inc. (“Skywords”) in the principal amount of $1,500,000 pursuant to a Promissory Note (“the Skywords Note”) executed by the Company in favor of Skywords. Skywords is controlled by the Company’s Chairman of the Board of Directors and largest stockholder. The Skywords Note bears interest at a rate of 1% plus the prime rate (as published by the Wall Street Journal), which will be recalculated and payable on a quarterly basis. The principal amount and any accrued and unpaid interest will be due and payable on April 12, 2021, unless accelerated in an event of default. The Company may prepay the Skywords Note at any time without penalty. The proceeds of the Skywords Note were used to pay down accounts payable and for general operating capital purposes.

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

Results of Operations

The following tables present selected consolidated financial data for each of the periods indicated ($ in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net sales	$7,690	$6,954	$15,761	$14,099
Net sales increase	10.6%		11.8%
Gross profit	$3,063	$2,285	$6,738	$4,121
Gross profit as % of net sales	39.8%	32.9%	42.8%	29.2%
Operating expenses	$2,654	$3,289	$6,280	$6,292
Operating expenses as % of net sales	34.5%	47.2%	39.8%	44.6%
Operating income (loss)	$409	$(1,004)	$458	$(2,171)
Operating income (loss) as % of net sales	5.3%	(14.4)%	2.9%	(15.4)%
Income tax benefit	$(1)	$(18)	$(4)	$(40)
Net income (loss)	$228	$(1,136)	$95	$(2,411)

Comparison of the Three Months Ended September 30, 2019 and 2018

Net Sales (in thousands)

	Three Months Ended
	September 30,		$	%
	2019	2018	Change	Change
Packaged sales
Astaxanthin	$4,747	$4,281	$466	10.9%
Spirulina	1,731	1,928	(197)	(10.2)%
Total Packaged sales	$6,478	$6,209	$269	4.3%

Bulk sales
Astaxanthin	$328	$334	$(6)	(1.8)%
Spirulina	744	411	333	81.0%
Total Bulk sales	$1,072	$745	$327	43.9%

Contract extraction revenue	$140	$—	$140	100%

Total sales
Astaxanthin	$5,075	$4,615	$460	10.0%
Spirulina	2,475	2,339	136	5.8%
Contract extraction revenue	140	—	140	100%
Total sales	$7,690	$6,954	$736	10.6%

Net Sales The net sales increase of 10.6% for the current quarter compared to the same period last year was primarily driven by a 10.9% increase in astaxanthin packaged sales, an 81.0% increase in spirulina bulk sales, as well as an increase in contract extraction services. The increase compared to prior year was a result of a lack of available product in the prior year and contract extraction services that began at the end of fiscal 2019. The increase was offset by a decrease of 1.8% in astaxanthin bulk sales and 10.2% in spirulina packaged sales, primarily due to a reduction in sales to one of our major customers in the current quarter related to the timing of their orders.

Gross Profit Gross profit as a percent of net sales increased by 6.9 percentage points compared to the same period last year, primarily due to the improvements in production costs for both spirulina and astaxanthin in the current year compared to the excessive prior year costs.

Operating Expenses Operating expenses decreased $0.6 million for the current quarter compared to the same period in last year, primarily due to strategic cost cutting initiatives, including lower promotional and marketing spending of $0.3 million, and timing difference in stock grants to the Board of Directors from the second fiscal quarter to the third fiscal quarter of $0.2 million.

 Income Taxes We recorded income tax benefit of $1,000 for the second quarter of this fiscal year with an effective tax rate of 0.2% compared to income tax benefit of $18,000 for the same period last year with an effective tax rate of 1.6%.  We continue to carry a full valuation allowance on our net deferred tax assets.

Comparison of the Six Months Ended September 30, 2019 and 2018

Net Sales (in thousands)

	Six Months Ended
	September 30,		$	%
	2019	2018	Change	Change
Packaged sales
Astaxanthin	$9,357	$9,376	$(19)	(0.2)%
Spirulina	3,645	2,996	649	21.7%
Total Packaged sales	$13,002	$12,372	$630	5.1%

Bulk sales
Astaxanthin	$502	$597	$(95)	(15.9)%
Spirulina	1,977	1,130	847	75.0%
Total Bulk sales	$2,479	$1,727	$752	43.5%

Contract extraction revenue	$280	$—	$280	100%

Total sales
Astaxanthin	$9,859	$9,973	$(114)	(1.1)%
Spirulina	5,622	4,126	1,496	36.3%
Contract extraction revenue	280	—	280	100%
Total sales	$15,761	$14,099	$1,662	11.8%

Net Sales The net sales increase of 11.8% for the first six months of fiscal 2020 compared to the same period last year was primarily driven by a 36.3% increase in spirulina sales in both packaged and bulk sales, as well as an increase in contract extraction services. The increase compared to prior year was a result of a lack of available spirulina product in the prior year and contract extraction services that began at the end of fiscal 2019. The increase was offset by a slight decrease of 1.1% in astaxanthin sales, primarily due to a reduction in sales to one of our major customers in the first six months of fiscal 2020 related to the timing of their orders.

Gross Profit Gross profit for the first six months of fiscal 2020 as a percent of net sales increased by 13.6 percentage points compared to the same period last year, primarily due to the improvements in production costs for both spirulina and astaxanthin.

Operating Expenses Operating expenses were $6.3 million for both the first six months of fiscal 2020 and fiscal 2019. In the current year, overall costs were down due to cost cutting initiatives, which were offset by increases in general and administrative expenses related to $0.5 million of severance for a former executive.

 Income Taxes We recorded income tax benefit of $4,000 for the first six months of fiscal 2020 with an effective tax rate of (3.8%) compared to income tax benefit of $40,000 for the same period last year with an effective tax rate of 1.6%.  We continue to carry a full valuation allowance on our net deferred tax assets.

Liquidity and Capital Resources

As of September 30, 2019, we had cash of $1.1 million and working capital of $7.3 million compared to $0.8 million and $5.1 million, respectively, at March 31, 2019.  In April 2019, we obtained an unsecured subordinated loan in the amount of $1,500,000 from a related party (see Notes 6 and 13 in the notes to condensed consolidated financial statements).  On August 30, 2016, the Revolving Credit Agreement (the Credit Agreement), which we entered into with First Foundation Bank (the Bank) on June 3, 2016, became effective. The Credit Agreement allows us to borrow up to $2.0 million on a revolving basis. At September 30, 2019 and March 31, 2019, we had outstanding borrowings of $2.0 million on the line of credit. The line of credit is subject to renewal on August 30, 2020 and we intend to renew or replace it with another line of credit on or before the expiration date.

As of September 30, 2019, we had $5.5 million in long-term debt (Term Loans) payable to the Bank that require the payment of principal and interest monthly through August 2032. Pursuant to the Term Loans and the Credit Agreement, we are subject to annual financial covenants, customary affirmative and negative covenants and certain subjective acceleration clauses. As of March 31, 2019, our debt service coverage ratio of -0.66:1 fell short of the Bank's annual requirement of 1.25:1. Additionally, on March 31, 2019, our current ratio of 1.49:1 fell short of the Bank’s annual requirement of 1.50:1.  On June 17, 2019, the Bank provided us with a letter waiving the covenant violations as of March 31, 2019, but noting that the Bank reserved its rights to declare a default in the future if any covenants remain out of compliance at applicable measurement dates.

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

Based upon our operating plan and related cash flow and financial projections, cash flows expected to be generated by operating activities and available financing are expected to be sufficient to fund our operations through at least September 30, 2020, and our debt service coverage ratio and current ratio covenants are expected to be in compliance with the annual Term Loans and Credit Agreement covenant requirements as of March 31, 2020, the next measurement date. However, no assurances can be provided that we will achieve our operating plan and cash flow projections for the next fiscal years or our projected consolidated financial position as of March 31, 2020. Such estimates are subject to change based on future results and such change could cause future results to vary significantly from expected results.

Cash Flows The following table summarizes our cash flows for the periods indicated ($ in thousands):

	Six months ended September 30
	2019	2018
Total cash provided by (used in):
Operating activities	$(579)	$(1,313)
Investing activities	(86)	(338)
Financing activities	919	920

Increase (decrease) in cash	$254	$(731)

Cash used in operating activities for the six months ended September 30, 2019 was the result of a net income, non-cash charges of $2.0 million, offset by a decrease in accounts payable of $2.1 million and lower customer deposits of $0.3 million.

Cash used in investing activities for the six months ended September 30, 2019 includes costs for equipment and furniture and fixtures at our Kona facility.

Cash provided by financing activities for the six months ended September 30, 2019 consists primarily of a $1.5 million increase from the new loan from the long-term debt - related party loan, offset by payments of short term obligations and long-term debt.

Sources and Uses of Capital

At September 30, 2019, our working capital was $7.3 million, an increase of $2.2 million compared to March 31, 2019. The increase is due primarily to a decrease in accounts payables.

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

Off-Balance Sheet Arrangements

As of September 30, 2019, we had no off-balance sheet arrangements or obligations.

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

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the fiscal year ended March 31, 2019 filed with the SEC on July 1, 2019. In the six months ended September 30, 2019, there were changes to the application of critical accounting policies previously disclosed in our most recent Annual Report on Form 10-K as described below.

Effective April 1, 2019, we adopted ASU 2016-02, Leases (Topic 842): Accounting for Leases and issued subsequent amendments to the initial guidance and implementation guidance including ASU 2018-01, 2018-10, 2018-11, 2018-20 and 2019-01 (collectively including ASU 2016-02, “ASC 842”). ASC 842 requires that lessees recognize right-of-use assets and lease liabilities that are measured at the present value of the future lease payments at lease commencement date. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will largely remain unchanged and shall continue to depend on its classification as a finance or operating lease. We elected the optional transition method that allows for a cumulative-effect adjustment in the period of adoption and did not restate prior periods. Under the new guidance, the majority of our leases continue to be classified as operating. Based on our lease portfolio, the impact of adopting ASC 842 increased both total assets and total liabilities, however, it did not have a significant impact on our consolidated statements of operations or cash flows. Finance leases continue to be classified with long-term debt on the Condensed Consolidated Balance Sheets. See Note 6 and 7 in the notes to condensed consolidated financial statement.

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management evaluated the effectiveness of our internal control over financial reporting as of September 30, 2019. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control - Integrated Framework” (2013 Framework). Based on that assessment, management concluded that our internal control over financial reporting was effective as of September 30, 2019.

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

There were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the six months ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On October 2, 2019, a shareholder of the Company, Meridian OHC Partners, LP (“Meridian”), filed a complaint in the United States District Court, District of Hawaii, against the Board of Directors seeking to proceed derivatively on behalf of the Company.  The Company is named as a nominal defendant.  The complaint alleges, among other things, that the directors have breached their fiduciary duties, in overseeing the Company.  Meridian seeks declaratory and injunctive relief and an award of damages to the Company.  The case is Meridian v. Davis et al. (Cyanotech), No. 19-cv-0536 (D. Hawaii).  The probability and magnitude of any potential loss cannot be estimated at this time.

Item 1A.	Risk Factors

For a discussion of the risk factors relating to our business, please refer to Part I, Item 1A of our Form 10-K for the year ended March 31, 2019, which is incorporated by reference herein.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 5.	Other Information

None.

Item 6. Exhibits

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of November 12, 2019.

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of November 12, 2019.

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed as of November 12, 2019.

99.1	Press Release dated November 12, 2019.

101

The following financial statements from Cyanotech Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYANOTECH CORPORATION
(Registrant)

November 12, 2019	By:	/s/ Gerald R. Cysewski, PH.D.
(Date)		Gerald R. Cysewski, PH.D.
Chief Executive Officer; Vice Chairman of the Board

November 12, 2019	By:	/s/ Brian B. Orlopp
(Date)		Brian B. Orlopp
Chief Financial Officer, Vice President — Finance & Administration
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of November 12, 2019.

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of November 12, 2019.

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed as of November 12, 2019.

99.1	Press Release dated November 12, 2019.

101

The following financial statements from Cyanotech Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements