Form 10-Q
period 2019-12-31
CYANOTECH CORP
filed 2020-02-11
CIK 768408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended December 31, 2019

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

As of February 6, 2020, the number of shares outstanding of the registrant’s common stock was 5,929,479.

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

CYANOTECH CORPORATION

FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

CYANOTECH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	December 31, 2019	March 31, 2019
ASSETS
Current assets:
Cash	$1,609	$840
Accounts receivable, net of allowance for doubtful accounts of $13 at December 31, 2019 and $27 at March 31, 2019	1,581	1,982
Inventories, net	11,206	11,274
Prepaid expenses and other current assets	424	496
Total current assets	14,820	14,592

Equipment and leasehold improvements, net	13,474	14,752
Operating lease right-of-use assets, net	3,909	—
Other assets	234	282
Total assets	$32,437	$29,626

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,700	$4,922
Accrued expenses	901	992
Customer deposits	409	626
Operating lease obligations, current portion	311	—
Short-term contract obligation	38	285
Line of credit	2,000	2,000
Current maturities of long-term debt	700	663
Total current liabilities	7,059	9,488

Long-term debt, less current maturities	6,172	5,172
Long-term operating lease obligations	3,603	—
Other long-term liabilities	57	57
Total liabilities	16,891	14,717

Commitments and contingencies

Stockholders’ equity:
Preferred stock of $0.01 par value, authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock of $0.02 par value, authorized 50,000,000 shares; issued and outstanding 5,925,717 shares at December 31, 2019 and 5,879,710 shares at March 31, 2019	118	117
Additional paid-in capital	32,817	32,447
Accumulated deficit	(17,389)	(17,655)
Total stockholders’ equity	15,546	14,909
Total liabilities and stockholders’ equity	$32,437	$29,626

See accompanying notes to condensed consolidated financial statements

CYANOTECH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018

Net sales	$7,504	$10,044	$23,265	$24,143
Cost of sales	4,627	5,928	13,650	15,906
Gross profit	2,877	4,116	9,615	8,237

Operating expenses:
General and administrative	958	1,337	4,146	4,190
Sales and marketing	1,406	2,068	4,157	5,088
Research and development	146	216	487	635
Total operating expenses	2,510	3,621	8,790	9,913

Income (loss) from operations	367	495	825	(1,676)

Interest expense, net	(164)	(134)	(530)	(414)

Income (loss) before income taxes	203	361	295	(2,090)

Income tax expense	32	73	29	33

Net income (loss)	$171	$288	$266	$(2,123)

Net income (loss) per share:
Basic	$0.03	$0.05	$0.04	$(0.37)
Diluted	$0.03	$0.05	$0.04	$(0.37)

Shares used in calculation of net income (loss) per share:
Basic	5,957	5,836	5,946	5,809
Diluted	5,962	5,862	5,949	5,809

See accompanying notes to condensed consolidated financial statements

CYANOTECH CORPORATION

 CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

 (Unaudited)

Three months ended December 31, 2019 and 2018

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	(in thousands, except per share data)
Balances at September 30, 2019	5,913,421	$118	$32,786	$(17,560)	$15,344
Settlement agreement with former executive	12,296	—	—	—	—
Share-based compensation expense	—	—	31	—	31
Net income	—	—	—	171	171
Balances at December 31, 2019	5,925,717	$118	$32,817	$(17,389)	$15,546

Balances at September 30, 2018	5,836,110	$117	$32,280	$(16,470)	$15,927
Share-based compensation expense	—	—	38	—	38
Net income	—	—	—	288	288
Balances at December 31, 2018	5,836,110	$117	$32,318	$(16,182)	$16,253

Nine months ended December 31, 2019 and 2018

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	(in thousands, except per share data)
Balances at March 31, 2019	5,879,710	$117	$32,447	$(17,655)	$14,909
Issuance of common stock for exercise of stock options for cash	2,112	—	4	—	4
Issuance of vested shares of restricted stock	22,502	1	(26)	—	(25)
Shares withheld for tax payments	(7,685)	—	—	—	—
Settlement agreement with former executive	29,078	—	320	—	320
Share-based compensation expense	—	—	72	—	72
Net income	—	—	—	266	266
Balances at December 31, 2019	5,925,717	$118	$32,817	$(17,389)	$15,546

Balances at March 31, 2018	5,772,032	$115	$32,051	$(14,059)	$18,107
Issuance of common stock for director stock grants	47,223	1	169	—	170
Issuance of common stock for exercise of stock options for cash	6,000	1	18	—	19
Issuance of vested shares of restricted stock	16,003	—	(32)	—	(32)
Shares withheld for tax payments	(5,148)	—	—	—	—
Share-based compensation expense	—	—	112	—	112
Net loss	—	—	—	(2,123)	(2,123)
Balances at December 31, 2018	5,836,110	$117	$32,318	$(16,182)	$16,253

See accompanying notes to condensed consolidated financial statements

CYANOTECH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$266	$(2,123)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	1,458	1,421
Amortization of debt issue costs and other assets	51	57
Amortization of operating leases right-of-use assets	219	—
Share-based compensation expense	392	282
Net (increase) decrease in assets:
Accounts receivable	401	781
Inventories	68	(1,078)
Prepaid expenses and other assets	93	(84)
Net increase (decrease) in liabilities:
Accounts payable	(2,222)	528
Accrued expenses	(91)	181
Customer deposits	(217)	39
Operating lease obligations	(214)	—
Deferred rent and other liabilities	—	(46)
Net cash provided by (used in) operating activities	204	(42)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in equipment and leasehold improvements	(180)	(375)
Cash paid to acquire Cellana assets	—	(100)
Net cash used in investing activities	(180)	(475)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on short-term contract obligation	(247)	(63)
Net draws on line of credit	—	1,250
Proceeds from long-term debt - related party	1,500	—
Principal payments on long-term debt	(443)	(429)
Payments on finance leases	(44)	(49)
Shares withheld for tax payments	(25)	(32)
Proceeds from exercise of stock options	4	19
Net cash provided by financing activities	745	696
Net increase in cash	769	179
Cash and restricted cash at beginning of period	840	1,394
Cash and restricted cash at end of period	$1,609	$1,573

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$499	$358
Income taxes	$—	$17
Non-cash financing activities:
Purchase of Cellana assets	$—	$495
Less: Issuance of short-term contract obligation	—	(395)
Cash paid to acquire Cellana assets	$—	$100

RECONCILIATION OF CASH AND RESTRICTED CASH AT BEGINNING OF PERIOD:
Cash	$840	$1,329
Restricted cash	—	65
Total cash and restricted cash at beginning of period	$840	$1,394

See accompanying notes to condensed consolidated financial statements

CYANOTECH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information pursuant to the instructions to Form 10-Q and Regulation S-X of the Securities and Exchange Commission (“SEC”). These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Stockholders’ Equity and Condensed Consolidated Statements of Cash Flows for the periods presented in accordance with GAAP.

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

Liquidity and Capital Resources

As of December 31, 2019, the Company had cash of $1,609,000 and working capital of $7,761,000 compared to $840,000 and $5,104,000, respectively, at March 31, 2019. In April 2019, the Company obtained an unsecured subordinated loan in the amount of $1,500,000 from a related party (see Notes 6 and 13). On August 30, 2016, the Revolving Credit Agreement (the Credit Agreement), which the Company entered into with First Foundation Bank (the Bank) on June 3, 2016, became effective. The Credit Agreement allows us to borrow up to $2,000,000 on a revolving basis. At December 31, 2019 and March 31, 2019, the Company had outstanding borrowings of $2,000,000 on the line of credit.  The line of credit is subject to renewal on August 30, 2020 and the Company intends to renew or replace it with another line of credit on or before the expiration date.

As of December 31, 2019, the Company had $5,410,000 in long-term debt (Term Loans) payable to the Bank that require the payment of principal and interest monthly through August 2032. Pursuant to the Term Loans and the Credit Agreement, the Company is subject to annual financial covenants, customary affirmative and negative covenants and certain subjective acceleration clauses. As of March 31, 2019, the Company’s debt service coverage ratio of -0.66:1 fell short of the Bank's annual requirement of 1.25:1. Additionally, on March 31, 2019, the Company’s current ratio of 1.49:1 fell short of the Bank’s annual requirement of 1.50:1.  On June 17, 2019, the Bank provided the Company with a letter waiving the covenant violations as of March 31, 2019, but noting that the Bank reserved its rights to declare a default in the future if any covenants remain out of compliance at applicable measurement dates.

Funds generated by operating activities and available cash are expected to continue to be the Company’s most significant sources of liquidity for working capital requirements, debt service and funding of maintenance levels of capital expenditures. In fiscal year 2020, the Company has undertaken strategic cost cutting, including the elimination of positions through attrition and the elimination of open positions to create a leaner organization.

Based upon the Company’s operating plan and related cash flow and financial projections, cash flows expected to be generated by operating activities and available financing are expected to be sufficient to fund its operations through at least December 31, 2020, and its debt service coverage ratio and current ratio covenants are expected to be in compliance with the annual Term Loans and Credit Agreement covenant requirements as of March 31, 2020, the next measurement date. However, no assurances can be provided that the Company will achieve its operating plan and cash flow projections for the next fiscal years or its projected consolidated financial position as of March 31, 2020. Such estimates are subject to change based on future results and such change could cause future results to vary significantly from expected results.

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

Cash and Restricted Cash

Cash primarily consists of cash on hand and cash in bank deposits. Proceeds from equipment loans are classified as restricted cash until drawn upon.  There was no restricted cash as of December 31, 2019 or March 31, 2019.

Concentration Risk

A significant portion of revenue and accounts receivable are derived from a few major customers. For the three months ended December 31, 2019 and 2018, two customers accounted for 33% and 17%, and 35% and 31%, respectively, of the Company’s net sales. For the nine months ended December 31, 2019 and 2018, two customers accounted for 36% and 17%, and 35% and 27%, respectively, of the Company’s net sales. At December 31, 2019 and March 31, 2019, three customers accounted for 76% and 60%, respectively, of the Company’s accounts receivable balance.

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

Customer contract liabilities consist of customer deposits received in advance of fulfilling an order and are shown separately on the consolidated balance sheets. During the three month periods ended December 31, 2019 and 2018, the Company recognized $33,000 and $0, respectively, of revenue from deposits that were included in contract liabilities as of March 31, 2019 and 2018, respectively. During the nine month periods ended December 31, 2019 and 2018, the Company recognized $550,000 and $114,000, respectively, of revenue from deposits that were included in contract liabilities as of March 31, 2019 and 2018, respectively. The Company’s contracts have a duration of one year or less and therefore, the Company has elected the practical expedient of not disclosing revenues allocated to partially unsatisfied performance obligations.

Disaggregation of Revenue

The following table represents revenue disaggregated by major product line and extraction services for the:

($ in thousands)	Three Months Ended December 31, 2019	Three Months Ended December 31, 2018
Packaged sales
Astaxanthin packaged	$4,513	$6,012
Spirulina packaged	1,878	3,212
Total packaged sales	6,391	9,224

Bulk sales
Astaxanthin bulk	377	229
Spirulina bulk	613	533
Total bulk sales	990	762

Contract extraction revenue	123	58
Total net sales	$7,504	$10,044

($ in thousands)	Nine Months Ended December 31, 2019	Nine Months Ended December 31, 2018
Packaged sales
Astaxanthin packaged	$13,870	$15,388
Spirulina packaged	5,523	6,208
Total packaged sales	19,393	21,596

Bulk sales
Astaxanthin bulk	879	823
Spirulina bulk	2,590	1,663
Total bulk sales	3,469	2,486

Contract extraction revenue	403	61
Total net sales	$23,265	$24,143

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

Inventories are stated at the lower of cost or net realizable value. Cost is determined by the first-in, first-out method. Inventories consist of the following at:

	December 31, 2019	March 31, 2019
	(in thousands)
Raw materials	$422	$495
Work in process	2,427	4,032
Finished goods	8,199	6,587
Supplies	158	160
Inventories, net	$11,206	$11,274

The Company recognizes abnormal production costs, including fixed cost variances from normal production capacity, as an expense in the period incurred. The Company expensed abnormal production costs of $0 and $250,000 to cost of sales for the three and nine months ended December 31, 2018, respectively. There were no abnormal production costs for the three and nine months ended December 31, 2019. Non-inventoriable fixed costs of $158,000 and $35,000 were expensed to cost of sales for the three months ended December 31, 2019 and 2018, respectively. Non-inventoriable fixed costs of $258,000 and $176,000 were expensed to cost of sales for the nine months ended December 31, 2019 and 2018, respectively.

4.	EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements consist of the following at:

	December 31, 2019	March 31, 2019
	(in thousands)
Equipment	$18,804	$18,679
Leasehold improvements	14,735	14,723
Furniture and fixtures	369	348
	33,908	33,750
Less accumulated depreciation and amortization	(20,702)	(19,254)
Construction-in-progress	268	256
Equipment and leasehold improvements, net	$13,474	$14,752

Management has determined no asset impairment existed as of December 31, 2019 and March 31, 2019, respectively. Depreciation and amortization expense were approximately $487,000 and $471,000 for the three months ended December 31, 2019 and 2018, respectively. Depreciation and amortization expense were approximately $1,458,000 and $1,421,000 for the nine months ended December 31, 2019 and 2018, respectively.

5.	SHORT-TERM CONTRACT OBLIGATION

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

The short-term obligation was comprised of two separate loans in the principal amount of $180,000 and $215,000. The first loan of $180,000 bore an interest rate of 6.25% and was payable in four monthly installments of principal and interest. The loan commenced on December 1, 2018 and matured on July 15, 2019. The principal amounts outstanding at December 31, 2019 and March 31, 2019 were $0 and $137,000, respectively.

The second loan had a principal amount of $215,000 and was a non-interest bearing loan that was payable in twelve monthly installments. The loan commenced on December 1, 2018 and matured on October 15, 2019. This contract contains a hold back of $38,000 pending resolution of certain closing items by the seller, which is the balance outstanding at December 31, 2019. The principal amount outstanding March 31, 2019 was $148,000.

6.	LINE OF CREDIT AND LONG-TERM DEBT

Total debt consists of the following at December 31, 2019 and March 31, 2019:

	December 31, 2019	March 31, 2019
	(in thousands)
Line of credit	$2,000	$2,000
Long-term debt	5,549	6,035
Long-term debt - related party	1,500	—
Less current maturities	(2,700)	(2,663)
Long-term debt, excluding current maturities	6,349	5,372
Less unamortized debt issuance costs	(177)	(200)
Total long-term debt, net of current maturities and unamortized debt issuance costs	$6,172	$5,172

Line of Credit and Term Loans

On August 30, 2016, the Revolving Credit Agreement (the “Credit Agreement”), which the Company and First Foundation Bank (“the Bank”) entered into on June 3, 2016, became effective after the Company and the Bank received the necessary approvals from the State of Hawaii to secure the lien on the Company’s leasehold property in Kona, Hawaii. The Credit Agreement allows the Company to borrow up to $2,000,000 on a revolving basis. Borrowings under the Credit Agreement bear interest at the Wall Street Journal prime rate (4.75% and 5.5% at December 31, 2019 and March 31, 2019, respectively) plus 2%, floating.

At both December 31, 2019 and March 31, 2019, the outstanding balance under the Credit Agreement was $2,000,000. The line of credit, which is subject to annual renewal, was renewed on August 30, 2019 and will be subject to renewal upon expiration on August 30, 2020. Pursuant to the August 30, 2019 renewal, the current ratio covenant was 1.50:1 and is applicable to both the line of credit and term loans with the Bank.

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

 The provisions of the 2015 Loan require the payment of principal and interest until its maturity on September 1, 2022; the obligation fully amortizes over seven (7) years. Interest on the 2015 Loan accrues on the outstanding principal balance at an annual variable rate equal to the published Wall Street Journal prime rate (5.0% and 5.5% at December 31, 2019 and March 31, 2019, respectively) plus 2.0% and is adjustable on the first day of each calendar quarter and fixed for that quarter. At no time shall the annual interest rate be less than 6.0%. The 2015 Loan has a prepayment penalty of 5.0% for any prepayment made prior to the first anniversary of the date of the 2015 Loan Agreement, which penalty is reduced by 1.0% each year thereafter until the fifth anniversary of such date, after which there is no prepayment penalty. The balance under the 2015 Loan was $1,131,000 and $1,389,000 at December 31, 2019 and March 31, 2019, respectively, and was included in long-term debt in the debt table above.

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

The provisions of the 2012 Loan required the payment of interest only for the first 12 months of the term; thereafter, and until its maturity on August 14, 2032, the obligation fully amortizes over nineteen (19) years. Interest on the 2012 Loan accrues on the outstanding principal balance at an annual variable rate equal to the published Wall Street Journal prime rate (5.0% and 5.5% at December 31, 2019 and March 31, 2019, respectively) plus 1.0% and is adjustable on the first day of each calendar quarter and fixed for that quarter. At no time shall the annual interest rate be less than 5.5%. The balance under the 2012 Loan was $4,279,000 and $4,439,000 at December 31, 2019 and March 31, 2019, respectively, and was included in long-term debt in the debt table above.

The 2015 Loan includes a one-time origination and guaranty fee totaling $113,900 and an annual renewal fee payable in the amount of 0.5% of the USDA guaranteed portion of the outstanding principal balance as of December 31 of each year, beginning December 31, 2015. The USDA has guaranteed 80% of all amounts owing under the 2015 Loan. The 2012 Loan included a one-time origination and guaranty fees totaling $214,500 and an annual renewal fee payable in the amount of 0.25% of the USDA guaranteed portion of the outstanding principal balance as of December 31 of each year, beginning December 31, 2012. The USDA has guaranteed 80% of all amounts owing under the 2012 Loan. The balance in unamortized debt issuance costs was $177,000 and $200,000 at December 31, 2019 and March 31, 2019, respectively.

Loan Covenant Violations and Waiver

The Company’s Credit Agreement, 2015 Loan and 2012 Loan are subject to annual debt service and other financial covenants, including covenants which require the Company to meet key financial ratios and customary affirmative and negative covenants.  As of March 31, 2019, the Company was not in compliance with the required debt service coverage ratio or the current ratio and due to these violations, the Bank would be contractually entitled to require immediate repayment of the outstanding term loan amounts of $5,828,000 and the outstanding line of credit balance of $2,000,000.  However, on June 17, 2019, the bank issued the Company a letter waiving the covenant violations as of March 31, 2019.  The outstanding balance of the terms loans is presented as a non-current liability at December 31, 2019 and March 31, 2019.

Long-term Debt – Related Party

In April 2019, the Company obtained an unsecured subordinated loan in the amount of $1,500,000.  Interest accrues at a rate of 6.5% and is payable quarterly.  The principal amount and any accrued and unpaid interest are due in April 2021 (see Note 13).  The balance under this loan was $1,500,000 at December 31, 2019.

 Equipment Finance Agreement

On October 6, 2017, the Company entered into an Equipment Finance Agreement (the “Equipment Agreement”) with a lender, which provides up to $175,000 of financing for equipment. The interest rate on this loan is 4.75%. The provisions of the Equipment Agreement require the payment of principal and interest until its maturity on October 31, 2022. The balance under this loan was $102,000 and $126,000 at December 31, 2019 and March 31, 2019, respectively, and was included in long-term debt in the debt table above.

 Finance Lease Obligations

In August 2016, the Company executed a finance lease agreement with Thermo Fisher Financial providing for $52,000 in equipment, secured by the equipment financed. The finance lease matured in May 2019 and was payable in 36 equal monthly payments. The interest rate under this capital lease was 12.90%. The balance under this lease was $0 and $7,800 at December 31, 2019 and March 31, 2019, respectively, and was included in long-term debt in the debt table above.

In February 2016, the Company executed a finance lease agreement with Bank of the West providing for $51,000 in equipment, secured by the equipment financed. The finance lease matures in March 2021 and is payable in 60 equal monthly payments. The interest rate under this finance lease is 4.18%. The balance under this lease was $14,000 and $22,000 at December 31, 2019 and March 31, 2019, respectively, and was included in long-term debt in the debt table above.

In July 2015, the Company executed a finance lease agreement with Huntington Technology Finance providing for $174,000 in equipment, secured by the equipment financed. The finance lease matures in July 2020 and is payable in 60 equal monthly payments. The interest rate under this lease is 6.57%. The balance under this lease was $23,000 and $52,000 at December 31, 2019 and March 31, 2019, respectively, and was included in long-term debt in the debt table above.

Future principal payments under the loans and finance lease obligations at December 31, 2019 are as follows:

Payments Due	(in thousands)
Remainder of 2020	$177
2021	702
2022	2,227
2023	491
2024	301
Thereafter	3,151
Total principal payments	$7,049

7.	OPERATING LEASES

The Company leases it facilities, equipment and land under non-cancelable operating leases expiring through 2037. Right-of-use assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Right-of-use assets and liabilities were recognized at April 1, 2019 based on the present value of lease payments over the lease term, using the Bank’s incremental borrowing rate based on the information available. At December 31, 2019, the weighted average remaining lease terms is 14.0 years, the weighted average discount rate is 7.5% and the operating lease costs are $445,000.

Supplemental balance sheet information related to leases at December 31, 2019 is as follows:

Operating leases	Balance Sheet Classification	(in thousands)
Right-of-use assets	Operating lease right-of-use assets, net	$3,909

Current lease liabilities	Operating lease obligations	$311
Non-current lease liabilities	Long-term operating lease obligations	3,603
Total lease liabilities		$3,914

Maturities of lease liabilities at December 31, 2019 are as follows:

Payments	(in thousands)
Remainder of 2020	$592
2021	594
2022	593
2023	371
2024	371
Thereafter	3,785
Total undiscounted lease payments	6,306
Less: present value discount	(2,392)
Total lease liability balance	$3,914

8.	ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31, 2019	March 31, 2019
	(in thousands)
Wages, commissions, bonus and profit sharing	$395	$145
Vacation	267	338
Severance	68	153
Rent, interest and legal	42	235
Other accrued expenses	129	121
Total accrued expenses	$901	$992

9.	COMMITMENTS AND CONTINGENCIES

From time to time, the Company may be involved in litigation and investigations relating to claims and matters arising out of its operations in the normal course of business.

On October 2, 2019, a shareholder of the Company, Meridian OHC Partners, LP (“Meridian”), filed a complaint in the United States District Court, District of Hawaii, against the Board of Directors seeking to proceed derivatively on behalf of the Company. The Company is named as a nominal defendant. The complaint alleges, among other things, that the directors have breached their fiduciary duties, in overseeing the Company. Meridian seeks declaratory and injunctive relief and an award of damages to the Company. The case is Meridian v. Davis et al. (Cyanotech), No. 19-cv-0536 (D. Hawaii). At December 31, 2019, the probability and magnitude of any potential loss cannot be estimated.

10.	SHARE-BASED COMPENSATION

The Company has share-based compensation plans, which are more fully described in Note 10, Share-Based Compensation, to the Consolidated Financial Statements included in the Company’s annual report on Form 10-K for the year ended March 31, 2019 as filed with the SEC on July 1, 2019.

As of December 31, 2019, the Company had two equity-based compensation plans: the 2016 Equity Incentive Plan (the “2016 Plan”) and the 2014 Independent Director Stock Option and Restricted Stock Grant Plan (the “2014 Directors Plan”). The Company has also issued stock options, which remain outstanding as of December 31, 2019, under two equity-based compensation plans which have expired according to their terms: the 2005 Stock Option Plan (the “2005 Plan”) and the 2004 Independent Director Stock Option and Stock Grant Plan (the “2004 Directors Plan”). These plans allowed the Company to award stock options and shares of restricted common stock to eligible employees, certain outside consultants and independent directors. No additional awards will be issued under the 2005 Plan or the 2004 Directors Plan.

The following table presents shares authorized, available for future grant and outstanding under each of the Company’s plans:

	As of December 31, 2019
	Authorized	Available	Outstanding

2016 Plan	1,300,000	1,188,243	71,272
2014 Directors Plan	350,000	184,400	116,724
2005 Plan	—	—	239,300
2004 Directors Plan	—	—	12,000
Total	1,650,000	1,372,643	439,296

Stock Options

All stock option grants made under the equity-based compensation plans were issued at exercise prices no less than the Company’s closing stock price on the date of grant. Options under the 2016 Plan, 2005 Plan and 2014 Directors Plan were determined by the Board of Directors or the Compensation Committee of the Board of Directors in accordance with the provisions of the respective plans.  The terms of each option grant include vesting, exercise, and other conditions set forth in a Stock Option Agreement evidencing each grant. No option can have a life in excess of ten (10) years. The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model. The model requires various assumptions, including a risk-free interest rate, the expected term of the options, the expected stock price volatility over the expected term of the options, and the expected dividend yield. Compensation expense for employee stock options is recognized ratably over the vesting term. Compensation expense recognized for options issued under all Plans was $5,000 and $18,000 for the three months ended December 31, 2019 and 2018, respectively. Compensation expense recognized for options issued under all Plans was $123,000 and $54,000 for the nine months ended December 31, 2019 and 2018, respectively. In the first nine months of fiscal year 2020, compensation expense included $109,000 related to a settlement agreement with a former executive.

A summary of option activity under the Company’s stock plans for the nine months ended December 31, 2019 is presented below:

Option Activity	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at March 31, 2019	539,800	$4.06	4.7	$15,480
Granted	—	$—
Exercised	(2,112)	$2.08
Forfeited	(104,388)	$4.58
Expired	(120,000)	$3.53
Outstanding at December 31, 2019	313,300	$4.11	3.2	$—
Exercisable at December 31, 2019	263,300	$4.32	2.1	$—

The aggregate intrinsic value in the table above is before applicable income taxes and represents the excess amount over the exercise price optionees would have received if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price of $2.29 and $3.24 at December 31, 2019 and March 31, 2019, respectively.

A summary of the Company’s non-vested options for the nine months ended December 31, 2019 is presented below:

Nonvested Options	Shares	Weighted Average Grant-Date Fair Value
Nonvested at March 31, 2019	130,000	$1.70
Vested	(80,000)	1.81
Nonvested at December 31, 2019	50,000	$1.52

As of December 31, 2019, total unrecognized stock-based compensation expense related to all unvested stock options was $57,000, which is expected to be expensed over a weighted average period of 3.0 years.

Restricted Stock Units (“RSUs”)

RSUs are service-based awards granted to eligible employees under the 2016 Plan. Compensation expense recognized for RSUs issued under the 2016 Plan was $26,000 and $20,000 for the three months ended December 31, 2019 and 2018, respectively. Compensation expense recognized for RSUs issued under the 2016 Plan was $64,000 and $58,000 for the nine months ended December 31, 2019 and 2018, respectively.  In the first nine months of fiscal 2020, compensation expense included $6,000 related to a settlement agreement with a former executive.

The following table summarizes information related to awarded RSUs for the nine months ended December 31, 2019:

Nonvested Restricted Stock Units	Shares	Weighted Average Grant Price
Nonvested restricted stock units at March 31, 2019	38,814	$3.98
Granted	4,051	2.67
Vested	(16,149)	3.71
Forfeited	(5,444)	4.03
Nonvested restricted stock units at December 31, 2019	21,272	$3.92

As of December 31, 2019, total unrecognized stock-based compensation expense related to unvested restricted stock units was $35,000, which is expected to be expensed over a weighted average period of 1.0 years.

Common Stock

In the first nine months of fiscal 2020, the Company recorded $205,000 in compensation expense related to a settlement agreement with a former executive.

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

The Company utilizes its estimated annual effective tax rate to determine its provision or benefit for income taxes for interim periods. The income tax provision or benefit is computed by multiplying the estimated annual effective tax rate by the year to date pre-tax book income (loss). The Company recorded an income tax expense of $32,000 and $73,000 for the three months ended December 31, 2019 and 2018, respectively. The Company recorded an income tax expense of $29,000 and $33,000 for the nine months ended December 31, 2019 and 2018, respectively. The Company’s effective tax rate was 15.8% and 20.2% for the three months ended December 31, 2019 and 2018, respectively. The Company’s effective tax rate was 9.7% and (1.6%) for the nine months ended December 31, 2019 and 2018, respectively. The effective tax rates for the three and nine months ended December 31, 2019 and 2018 differ from the statutory rate of 21% as a result of state taxes (net of federal benefit) and the net change in valuation allowance against the net deferred tax asset the Company believes is not more likely than not to be realized.  The Company continues to carry a full valuation allowance on its net deferred tax assets.

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

As of December 31, 2019 and 2018, there was no liability for income tax associated with unrecognized tax benefits. The Company recognizes accrued interest related to unrecognized tax benefits as well as any related penalties in interest income or expense in its consolidated condensed statements of operations, which is consistent with the recognition of these items in prior reporting periods.

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

Reconciliations between the numerator and the denominator of the basic and diluted income (loss) per share computations for the three and nine months ended December 31, 2019 and 2018 are as follows:

	Three Months Ended December 31, 2019
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands)
Basic income per share	$171	5,957	$0.03
Effective dilutive securities – restricted stock units	—	5	—
Diluted income per share	$171	5,962	$0.03

	Three Months Ended December 31, 2018
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands)

Basic income per share	$288	5,836	$0.05
Effect of dilutive securities – common stock options and restricted stock units	—	26	—
Diluted income per share	$288	5,862	$0.05

	Nine Months Ended December 31, 2019
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands)
Basic income per share	$266	5,946	$0.04
Effective dilutive securities – common stock options and restricted stock units	—	3	—
Diluted income per share	$266	5,949	$0.04

	Nine Months Ended December 31, 2018
	Net Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands)

Basic and diluted loss per share	$(2,123)	5,809	$(0.37)

Basic and diluted per share amounts are the same in periods of a net loss, because common share equivalents are anti-dilutive when a net loss is recorded. Diluted earnings per share does not include the impact of common stock options totaling 75,000 for the nine months ended December 31, 2018, as the effect of their inclusion would be anti-dilutive. Restricted stock units become dilutive within the period granted and remain dilutive until the units vest and are issued as common stock. Diluted earnings per share does not include the impact of restricted stock units totaling 21,000 for the nine months ended December 31, 2018, as the effect of their inclusion would be anti-dilutive.

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

During the nine months ended December 31, 2019, the Company obtained an unsecured subordinated loan from Skywords Family Foundation, Inc. (“Skywords”) in the principal amount of $1,500,000 pursuant to a Promissory Note (“the Skywords Note”) executed by the Company in favor of Skywords. Skywords is controlled by the Company’s Chairman of the Board of Directors and largest stockholder. The Skywords Note bears interest at a rate of 1% plus the prime rate (as published by the Wall Street Journal), which will be recalculated and payable on a quarterly basis. The principal amount and any accrued and unpaid interest will be due and payable on April 12, 2021, unless accelerated in an event of default. The Company may prepay the Skywords Note at any time without penalty. The proceeds of the Skywords Note were used to pay down accounts payable and for general operating capital purposes.

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

Results of Operations

The following tables present selected consolidated financial data for each of the periods indicated ($ in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Net sales	$7,504	$10,044	$23,265	$24,143
Net sales decrease	(25.3)%		(3.6%)
Gross profit	$2,877	$4,116	$9,615	$8,237
Gross profit as % of net sales	38.3%	41.0%	41.3%	34.1%
Operating expenses	$2,510	$3,621	$8,790	$9,913
Operating expenses as % of net sales	33.4%	36.0%	37.8%	41.1%
Operating income (loss)	$367	$495	$825	$(1,676)
Operating income (loss) as % of net sales	4.9%	4.9%	3.5%	(6.9)%
Income tax expense	$32	$73	$29	$33
Net income (loss)	$171	$288	$266	$(2,123)

Comparison of the Three Months Ended December 31, 2019 and 2018

Net Sales (in thousands)

	Three Months Ended
	December 31,		$	%
	2019	2018	Change	Change
Packaged sales
Astaxanthin	$4,513	$6,012	$(1,499)	(24.9)%
Spirulina	1,878	3,212	(1,334)	(41.5)%
Total Packaged sales	$6,391	$9,224	$(2,833)	(30.7)%

Bulk sales
Astaxanthin	$377	$229	$148	64.6%
Spirulina	613	533	80	15.0%
Total Bulk sales	$990	$762	$228	29.9%

Contract extraction revenue	$123	$58	$65	112.1%

Total sales
Astaxanthin	$4,890	$6,241	$(1,351)	(21.6)%
Spirulina	2,491	3,745	(1,254)	(33.5)%
Contract extraction revenue	123	58	65	112.1%
Total sales	$7,504	$10,044	$(2,540)	(25.3)%

Net Sales The net sales decrease of 25.3% for the current quarter compared to the same period last year was primarily driven by a 24.9% and 41.5% decrease in astaxanthin and spirulina packaged sales, respectively, offset slightly by an increase in bulk sales and contract extraction sales. The decreases compared to prior year quarter were primarily driven by non-recurring replenishment orders in the third quarter of fiscal 2019 that were the result of depleted spirulina customer inventory due to prior quarter’s unavailability related to the re-inoculation of our spirulina ponds, as well as inventory build-up with our main customers.  Additionally, we had an increase in orders in the third quarter that will not be recognized until the fourth quarter compared to the same period in the prior year.

Gross Profit Gross profit as a percent of net sales decreased by 2.7 percentage points compared to the same period last year, which was primarily the result of high cost astaxanthin inventory that was carried over from the second quarter of fiscal 2020 and sold in the third quarter of fiscal 2020. In the second quarter of fiscal 2020, based on high inventory balances, we made a strategic decision to reduce pond production volumes, which caused the higher cost inventory.

Operating Expenses Operating expenses decreased by $1.1 million for the current quarter compared to the same period last year, primarily due to strategic cost cutting initiatives that began in the first half of the current year. This included lower promotional and marketing spending of $0.7 million and legal and audit expenses of $0.1 million. Also, severance was lower by $0.1 million in the current year quarter as compared to the prior year quarter.

 Income Taxes We recorded income tax expense of $32,000 for the third quarter of this fiscal year with an effective tax rate of 15.8% compared to income tax expense of $73,000 for the same period last year with an effective tax rate of 20.2%.  We continue to carry a full valuation allowance on our net deferred tax assets.

Comparison of the Nine Months Ended December 31, 2019 and 2018

Net Sales (in thousands)

	Nine Months Ended
	December 31,		$	%
	2019	2018	Change	Change
Packaged sales
Astaxanthin	$13,870	$15,388	$(1,518)	(9.9)%
Spirulina	5,523	6,208	(685)	(11.0)%
Total Packaged sales	$19,393	$21,596	$(2,203)	(10.2)%

Bulk sales
Astaxanthin	$879	$823	$56	6.8%
Spirulina	2,590	1,663	927	55.7%
Total Bulk sales	$3,469	$2,486	$983	39.5%

Contract extraction revenue	$403	$61	$342	560.7%

Total sales
Astaxanthin	$14,749	$16,211	$(1,462)	(9.0)%
Spirulina	8,113	7,871	242	3.1%
Contract extraction revenue	403	61	342	560.7%
Total sales	$23,265	$24,143	$(878)	(3.6)%

Net Sales The net sales decrease of 3.6% for the first nine months of fiscal 2020 compared to the same period last year was primarily driven by 9.9% and 11.0% decreases in astaxanthin and spirulina packaged sales, respectively. These decreases were primarily driven by non-recurring replenishment orders in the third quarter of fiscal 2019 that were the result of depleted spirulina customer inventory due to prior quarter's unavailability relate to the re-inoculation of our spirulina ponds, as well as inventory build-up with our main customers. The decreases were offset by an increase of 55.7% in spirulina bulk sales, as well as an increase in contract extraction sales.

Gross Profit Gross profit for the first nine months of fiscal 2020 as a percent of net sales increased by 7.2 percentage points compared to the same period last year, primarily due to the improvements in production costs for both spirulina and astaxanthin in the first half of the current year.

Operating Expenses Operating expenses decreased by $1.1 million for the first nine months of fiscal 2020 compared to the same period in fiscal 2019. In the current year, overall costs were down due to cost cutting initiatives, with a $0.9 million decrease in sales and marketing expenses and a $0.1 million decrease in both general and administrative and research and development expenses.

 Income Taxes We recorded income tax expense of $29,000 for the first nine months of fiscal 2020 with an effective tax rate of 9.7% compared to income tax expense of $33,000 for the same period last year with an effective tax rate of (1.6%).  The increase in effective tax rate is primarily due to the improved income before income taxes in the current year compared to the loss before income taxes in the prior year.  We continue to carry a full valuation allowance on our net deferred tax assets.

Liquidity and Capital Resources

As of December 31, 2019, we had cash of $1.6 million and working capital of $7.8 million compared to $0.8 million and $5.1 million, respectively, at March 31, 2019.  In April 2019, we obtained an unsecured subordinated loan in the amount of $1.5 million from a related party (see Notes 6 and 13 in the notes to condensed consolidated financial statements).  On August 30, 2016, the Revolving Credit Agreement (the Credit Agreement), which we entered into with First Foundation Bank (the Bank) on June 3, 2016, became effective. The Credit Agreement allows us to borrow up to $2.0 million on a revolving basis. At December 31, 2019 and March 31, 2019, we had outstanding borrowings of $2.0 million on the line of credit. The line of credit is subject to renewal on August 30, 2020 and we intend to renew or replace it with another line of credit on or before the expiration date.

As of December 31, 2019, we had $5.4 million in long-term debt (Term Loans) payable to the Bank that require the payment of principal and interest monthly through August 2032. Pursuant to the Term Loans and the Credit Agreement, we are subject to annual financial covenants, customary affirmative and negative covenants and certain subjective acceleration clauses. As of March 31, 2019, our debt service coverage ratio of -0.66:1 fell short of the Bank's annual requirement of 1.25:1. Additionally, on March 31, 2019, our current ratio of 1.49:1 fell short of the Bank’s annual requirement of 1.50:1.  On June 17, 2019, the Bank provided us with a letter waiving the covenant violations as of March 31, 2019, but noting that the Bank reserved its rights to declare a default in the future if any covenants remain out of compliance at applicable measurement dates.

Funds generated by operating activities and available cash are expected to continue to be our most significant sources of liquidity for working capital requirements, debt service and funding of maintenance levels of capital expenditures. In fiscal year 2020, we have undertaken strategic cost cutting, including the elimination of positions through attrition and the elimination of open positions to create a leaner organization.

Based upon our operating plan and related cash flow and financial projections, cash flows expected to be generated by operating activities and available financing are expected to be sufficient to fund our operations through at least December 31, 2020, and our debt service coverage ratio and current ratio covenants are expected to be in compliance with the annual Term Loans and Credit Agreement covenant requirements as of March 31, 2020, the next measurement date. However, no assurances can be provided that we will achieve our operating plan and cash flow projections for the next fiscal years or our projected consolidated financial position as of March 31, 2020. Such estimates are subject to change based on future results and such change could cause future results to vary significantly from expected results.

Cash Flows The following table summarizes our cash flows for the periods indicated ($ in thousands):

	Nine months ended December 31
	2019	2018
Total cash provided by (used in):
Operating activities	$204	$(42)
Investing activities	(180)	(475)
Financing activities	745	696

Increase in cash	$769	$179

Cash provided by operating activities for the nine months ended December 31, 2019 was the result of a net income and non-cash charges of $2.1 million, offset by a decrease in accounts payable of $2.2 million and lower customer deposits of $0.2 million.

Cash used in investing activities for the nine months ended December 31, 2019 includes costs for equipment and furniture and fixtures at our Kona facility.

Cash provided by financing activities for the nine months ended December 31, 2019 consists primarily of a $1.5 million increase from the new loan from the long-term debt - related party loan, offset by payments of short-term contract obligation and long-term debt.

Sources and Uses of Capital

At December 31, 2019, our working capital was $7.8 million, an increase of $2.7 million compared to March 31, 2019. The increase is due primarily to a decrease in accounts payable.

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

Our strategic direction has been to position as a world leader in the production and marketing of high-value natural products from microalgae. We are vertically aligned, producing raw materials in the form of microalgae processed at our 96-acre facility in Hawaii, and integrating those raw materials into finished products. In fiscal 2020, our primary focus is stabilizing our production volume, rationalizing market channel participation, executing on our strategic cost cutting programs, and leveraging our centers of core competence. We will continue to place emphasis on our Nutrex Hawaiian consumer products while exploring further opportunities for bulk sales orders for Spirulina and Astaxanthin, both domestically and internationally. Extraction services to third party customers utilizing our 1,000 bar super critical CO2 extractor process are expected to generate additional income throughout the year. We will leverage our experience and reputation for quality, nutritional products which promote health and well-being. The foundation of our nutritional products is naturally cultivated Hawaiian Spirulina Pacifica® in powder and tablet form; and BioAstin® Hawaiian Astaxanthin® antioxidant in extract and softgel form. Information about our Company and our products can be viewed at www.cyanotech.com and www.nutrex-hawaii.com. Consumer products can also be purchased online at www.nutrex-hawaii.com.

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

Off-Balance Sheet Arrangements

As of December 31, 2019, we had no off-balance sheet arrangements or obligations.

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

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the fiscal year ended March 31, 2019 filed with the SEC on July 1, 2019. In the nine months ended December 31, 2019, there were changes to the application of critical accounting policies previously disclosed in our most recent Annual Report on Form 10-K as described below.

Effective April 1, 2019, we adopted ASU 2016-02, Leases (Topic 842): Accounting for Leases and issued subsequent amendments to the initial guidance and implementation guidance including ASU 2018-01, 2018-10, 2018-11, 2018-20 and 2019-01 (collectively including ASU 2016-02, “ASC 842”). ASC 842 requires that lessees recognize right-of-use assets and lease liabilities that are measured at the present value of the future lease payments at lease commencement date. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will largely remain unchanged and shall continue to depend on its classification as a finance or operating lease. We elected the optional transition method that allows for a cumulative-effect adjustment in the period of adoption and did not restate prior periods. Under the new guidance, the majority of our leases continue to be classified as operating. Based on our lease portfolio, the impact of adopting ASC 842 increased both total assets and total liabilities, however, it did not have a significant impact on our consolidated statements of operations or cash flows. Finance leases continue to be classified with long-term debt on the Condensed Consolidated Balance Sheets. See Note 6 and 7 in the notes to condensed consolidated financial statements.

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control - Integrated Framework” (2013 Framework). Based on that assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2019.

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

There were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the nine months ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

From time to time the Company may be involved in litigation and investigations relating to claims and matters arising out of its operations in the normal course of business.

On October 2, 2019, a shareholder of the Company, Meridian OHC Partners, LP (“Meridian”), filed a complaint in the United States District Court, District of Hawaii, against the Board of Directors seeking to proceed derivatively on behalf of the Company. The Company is named as a nominal defendant. The complaint alleges, among other things, that the directors have breached their fiduciary duties, in overseeing the Company. Meridian seeks declaratory and injunctive relief and an award of damages to the Company. The case is Meridian v. Davis et al. (Cyanotech), No. 19-cv-0536 (D. Hawaii). At December 31, 2019, the probability and magnitude of any potential loss cannot be estimated.

Item 1A.	Risk Factors

For a discussion of the risk factors relating to our business, please refer to Part I, Item 1A of our Form 10-K for the year ended March 31, 2019, which is incorporated by reference herein.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of February 11, 2020.

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of February 11, 2020.

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed as of February 11, 2020.

99.1	Press Release dated February 11, 2020.

101

The following financial statements from Cyanotech Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYANOTECH CORPORATION
(Registrant)

February 11, 2020	By:	/s/ Gerald R. Cysewski, PH.D.
(Date)		Gerald R. Cysewski, PH.D.
Chief Executive Officer; Vice Chairman of the Board

February 11, 2020	By:	/s/ Brian B. Orlopp
(Date)		Brian B. Orlopp
Chief Financial Officer, Vice President — Finance & Administration
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of February 11, 2020.

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of February 11, 2020.

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed as of February 11, 2020.

99.1	Press Release dated February 11, 2020.

101

The following financial statements from Cyanotech Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements