Form 10-K
period 2020-03-31
CYANOTECH CORP
filed 2020-06-23
CIK 768408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2020

Commission File Number 0-14602

CYANOTECH CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	91-1206026
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)
73-4460 Queen Kaahumanu Highway, Suite 102, Kailua-Kona, Hawaii	96740
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (808) 326-1353

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.02 par value per share	CYAN	NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant on September 30, 2019 was approximately $7,852,346 based on the closing sale price of the Common Stock on the NASDAQ Capital Market on that date.

Number of shares outstanding of Registrant’s Common Stock at June 16, 2020 was 6,028,312.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement for its 2020 Annual Meeting of Stockholders, expected to be filed with the Securities and Exchange Commission on or prior to July 2, 2020 and to be used in connection with the Annual Meeting of Stockholders expected to be held on August 27, 2020, are incorporated by reference in Part III of this Form 10-K.

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

●

The effects of global outbreaks of pandemics or contagious diseases or fear of such outbreaks, such as the recent coronavirus ("COVID-19") pandemic, including on our supply chain, the demand for our products, our ability to expand and produce in new geographic markets or the timing of such expansion efforts, and on overall economic conditions and consumer confidence and spending levels;

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

General

We are a world leader in the production of high value natural products derived from microalgae. Incorporated in 1983, we are guided by the principle of providing beneficial, quality microalgal products for health and human nutrition in a sustainable, reliable and environmentally sensitive operation. We are Good Manufacturing Practices ("GMP") certified by the Merieux NutriSciences, reinforcing our commitment to quality in our products, quality in our relationships (with our customers, suppliers, employees and the communities we live in), and quality of the environment in which we work. Our products include:

●

BioAstin® Hawaiian Astaxanthin® - a powerful dietary antioxidant shown to support and maintain the body’s natural inflammatory response, to enhance skin, and to support eye and joint health. It has expanding applications as a human nutraceutical and functional food ingredient; and

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

Our production of these products at the 96-acre facility on the Kona Coast of the island of Hawaii provides several benefits. We selected the Keahole Point location in order to take advantage of relatively consistent warm temperatures, sunshine and low levels of rainfall needed for optimal cultivation of microalgae. This location also offers us access to cold deep ocean water, drawn from an offshore depth of 2,000 feet, which we use in our Ocean-Chill Drying system to eliminate the oxidative damage caused by standard drying techniques and as a source of trace nutrients for microalgal cultures. The area is also designated a Biosecure Zone, with tight control of organisms allowed into the area and free of genetically modified organisms ("GMO"). In November 2018, we acquired the former Cellana Demonstration Facility adjacent to the northern border of our existing 90 acres. This six-acre pilot production and research facility has provided us with upgraded and expanded lab space that has facilitated our research and development efforts. We believe that our technology, systems, processes and favorable growing location generally permit year-round harvest of our microalgal products in a cost-effective manner.

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

The following table sets forth, for the three years ended March 31, 2020, the net sales contributed by each of our major product lines and extraction services (in thousands):

	Net Sales
	2020	2019	2018
Natural astaxanthin products:
BioAstin®	$18,962	$19,758	$21,650
Spirulina products:
Hawaiian Spirulina Pacifica®	12,390	10,207	12,465
Contract extraction services	547	237	—
Total	$31,899	$30,202	$34,115

Cost of sales for contract extraction services for the years ended March 31, 2020 and 2019 were $128,000 and $142,000, respectively.

Natural Astaxanthin Products

We commenced commercial production of natural astaxanthin in 1997 and in 1999 introduced BioAstin®, our natural astaxanthin product for the human health and nutrition market. BioAstin® represents approximately 59% of our net sales in the fiscal year ended March 31, 2020. Astaxanthin’s antioxidant properties are believed to surpass many of the antioxidant properties of vitamin C, vitamin E, beta-carotene and other carotenoids. Independent scientific studies indicate that in certain models, natural astaxanthin has up to 550 times the antioxidant activity of vitamin E and 10 times the antioxidant activity of beta-carotene. In addition, a growing body of scientific literature suggests that natural astaxanthin has beneficial properties as an anti-inflammatory, with additional benefits for joint, skin and eye health.

BioAstin® is generally recognized as safe ("GRAS") as determined by the United States Food and Drug Administration ("FDA"). Our all natural BioAstin® is cultivated without the use of herbicides or pesticides and is not genetically modified ("non-GMO"). In fiscal 2012, we applied for a new dietary ingredient ("NDI"), with the United States FDA, providing for a daily dosage of 12mg of astaxanthin which was reviewed without comment.

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

All natural astaxanthin products undergo a prescribed set of microbiological food product tests to ensure safety and quality. We use third party contract manufacturers for the encapsulation and packaging of gelcaps. All third-party contract manufacturers are audit inspected by our Quality Department and are required to comply with the FDA GMP regulations. These contract manufacturers hold independent third party GMP certifications.

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

Spirulina Products

We have been producing a strain of spirulina microalgae marketed as Hawaiian Spirulina Pacifica® since 1984. Hawaiian Spirulina Pacifica® represents approximately 39% of our net sales in the fiscal year ended March 31, 2020. Hawaiian Spirulina Pacifica® provides a plant-based, highly absorbable source of protein, natural beta-carotene, mixed carotenoids, B vitamins, gamma linolenic acid, essential amino acids and other phytonutrients.

Hawaiian Spirulina Pacifica® is produced in two forms: powder and tablets. Powder is used as an ingredient in nutritional supplements and health beverages; tablets are consumed as a daily dietary supplement. Both forms are sold as raw material ingredients in bulk quantities, as packaged consumer products under the Nutrex Hawaii label and as private label consumer packaged products.

Hawaiian Spirulina Pacifica® is GRAS for addition to a variety of foods as determined by the United States Food and Drug Administration. Our all natural Hawaiian Spirulina Pacifica® is cultivated without the use of herbicides or pesticides, is non-GMO and is certified Kosher by Organized Kashrus Laboratories of Brooklyn, New York and certified Halal by the Islamic Food and Nutrition Council of America.

Our Hawaiian Spirulina Pacifica® is cultivated in a combination of fresh water and a metered amount of nutrient-rich deep ocean water (containing essential trace elements), drawn from a depth of 2,000 feet below sea level. This water mixture is supplemented with other major required nutrients. We recycle fresh water in our spirulina production process where possible and continue to explore further recycling opportunities.

The spirulina crop in each pond is circulated by paddlewheels to keep an even blend of nutrients in suspension and a uniform exposure of the algae to sunlight, which is a major component of cultivation. Our ponds are engineered to maintain the right media depth for sunlight to permeate each crop completely, facilitating rapid growth. The design of our cultivation ponds promotes efficient growing conditions, allowing the Hawaiian Spirulina Pacifica® algae to reproduce rapidly. Each pond can be harvested, on average, in nine days.

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

Hawaiian Spirulina Pacifica® powder is dried via our low-oxygen Ocean-Chill Drying process, thereby preserving high levels of antioxidant carotenoids and other nutrients sensitive to heat and oxygen. The rapid drying process results in a dark green powder. Spirulina powder is generally difficult to form into tablets, and most tablet manufacturers either add high amounts (from 10% to 30%) of inert substances to “glue” the tablet together or use a heat granulation process that destroys nutrients. In contrast, our Hawaiian Spirulina Pacifica® tablets contain a maximum of 2% of such substances and are produced in cold press compression tablet-making machines.

 Each production lot of Hawaiian Spirulina Pacifica® is sampled and subjected to thorough quality control analyses including testing for moisture, carotenoids, minerals, color and taste, among others. Further, each lot of our Hawaiian Spirulina Pacifica® undergoes a prescribed set of microbiological food product tests, including total aerobic bacteria, coliform bacteria and E. coli. The Hawaiian Spirulina Pacifica® powder and tablets are packaged to extend shelf life and ensure product freshness. Our packaged consumer products are bottled and labeled by third party contractors in California. These contractors are subject to regular government inspections and hold Drug Manufacturing Licenses & Processed Food Registrations with the State of California Department of Health. These contract manufacturers hold independent third party GMP certifications.

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

Our Hawaiian Spirulina Pacifica® products compete with a variety of vitamins, dietary supplements, other algal products and similar nutritional products available to consumers. The nutritional products category is highly competitive and includes international, national, regional and local producers and distributors, many of whom have greater resources than Cyanotech and many of whom offer a greater variety of products.

Our direct competition in the spirulina market is currently from Dainippon Ink and Chemical Company’s Earthrise facility in California, Parry Nutraceuticals, a division of Murugappa Group of India and several farms in China.

In addition, there are numerous other smaller farms throughout the world. As one of the largest producers of spirulina, and the only producer of spirulina in Hawaii, our challenge is to increase our market share among customers who seek the high-quality products we produce while concurrently adjusting our product mix to meet our revenue and profitability targets.

Contract Extraction Services

As a result of capacity improvements that we made to our best-in-class, 1,000 bar, supercritical carbon dioxide extraction system, we began offering contract extraction services to third-party producers of astaxanthin biomass in fiscal 2019.

Major Customers

Two customers accounted for 33% and 18%, respectively, of our total net sales in the fiscal year ended March 31, 2020. Two customers accounted for 33% and 24%, respectively, of our total net sales in the fiscal year ended March 31, 2019. Two customers accounted for 32% and 15%, respectively, of our total net sales in the fiscal year ended March 31, 2018.

Research and Development

Our expertise for many years has been in the development of efficient, stable and cost-effective production systems for microalgal products. We have learned production levels from our systems may not be sustainable across periods of days, weeks, or even months. Accordingly, we typically investigate each specific microalgae identified in the scientific literature for potentially marketable products and for solutions to production stability and efficiency challenges, and then strive to develop the technology to grow such microalgae on a commercial scale or to incorporate procedures or technology to improve production stability and efficiency. Successful microalgal product developments and technical solutions are highly uncertain and dependent on numerous factors, many beyond our control. Products and solutions or improvements that appear promising in early phases of development may be found to be ineffective, may be uneconomical because of manufacturing costs or other factors, may be precluded from commercialization due to the proprietary rights of other companies, or may fail to receive necessary regulatory approvals. Our research and development expenses were $0.6 million, $0.9 million and $0.6 million for the years ended March 31, 2020, 2019 and 2018, respectively.

Patents, Trademarks and Licenses

We previously held four United States patents: one on aspects of our production methods and three relating to usage of our BioAstin® products. Our production method patent, which was directed to microalgae production technology expired in April 2016. Our other three patents, which were utility patents relating to the use of astaxanthin in our BioAstin® products expired in December 2019, February 2020 and April 2020.

Although we view our proprietary rights as important, we currently believe that a loss of patent rights is not likely to have a material adverse effect on our present business as a whole. Instead, our commercial results mainly depend upon our trade secrets, know-how, other non-patent proprietary rights, customer relationships, our climate and our location. As a result, we feel that our competitors will not be able to implement competing technology covered by our former patents without our same combination of non-patented attributes.

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

Employees

As of March 31, 2020, we employed 95 people on a full-time basis. Of the total, 40 are involved in harvesting, production and quality, with the remainder in maintenance, shipping, sales, administration and support. None of our employees are subject to collective bargaining agreements. Management believes that its relations with employees are good.

Company Website and SEC Filings

Our corporate website is www.cyanotech.com. There we make available copies of Cyanotech documents, news releases and our filings with the Securities Exchange Commission, or the “SEC”, including financial statements. Also included are copies of the Board of Directors Code of Conduct, the Company’s Code of Conduct and Ethics, the Nominating and Corporate Governance Committee Charter, the Compensation Committee Charter and the Charter and Powers of the Audit Committee. We also maintain the website www.nutrex-hawaii.com dedicated to our wholly owned subsidiary, Nutrex Hawaii, Inc. On that website, Hawaiian Spirulina Pacifica® and BioAstin® are sold directly online. The information found on our websites, unless otherwise indicated, is not part of this or any other report we file or furnish to the Securities and Exchange Commission.

Item 1A.	Risk Factors

You should carefully consider the risks described below which we believe are significant but not the only ones we face. Any of the following risks could have a material adverse effect on our business, financial condition and operating results. You should also refer to the other information contained in this report, including our financial statements and the related notes.

The recent coronavirus pandemic ("COVID-19") may adversely affect our business, results of operations, financial condition, liquidity, and cash flow.

While the impact on our business from the recent outbreak of COVID-19 is unknown at this time and difficult to predict, various aspects of our business may be impacted and could be adversely affected by it.

As of the date of this Annual Report, COVID-19 has been declared a pandemic by the World Health Organization and has been declared a National Emergency by the United States Government. COVID-19 has caused significant volatility in global markets, including the market price of our securities. As the spread of COVID-19 continues, it is unclear how the general slowdown of the global economy will affect our business, results of operations, financial condition and our future strategic plan.

Continuation of this event may cause customers to suspend their use of our products, make it impossible for us to attend or sponsor trade shows or other conferences in which our products and services are presented to distributors, customers and potential customers, and otherwise make it difficult to market and sell our products. In addition, travel restrictions and shelter-in-place orders have limited our ability to meet with vendors, customers and distributors at our farm, extraction facilities, research labs, distribution facilities and other physical locations in Hawaii and California. If these orders continue and we remain unable to meet in person with these contacts, it could have adverse impacts on our business.

Furthermore, our farming operations depends on the availability of labor, which must be physically present at the farm. If our farm workers are unable to travel to our facility and perform their job responsibilities (whether due to illness, travel restrictions, shelter-in-place orders or other causes), we will be unable to prepare our farms for future harvesting, drying and warehousing. If this occurs, it could substantially impact our inventories and have a material adverse effect on the Company's financial results and operations.

The Company is following the guidelines established by governmental authorities and taking preventative and protective measures to ensure the safety of our workforce. These include implementing remote working arrangements across our administrative offices, varying procedures and protocols at various facilities, social distancing, the use of protective screens and face masks and imposing visitor and travel restrictions. However, we cannot be certain that these measures will be successful in ensuring the health of our workforce.

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

Hawaii from time to time has experienced shortages of water, electric power and fuels. Future shortages could disrupt our operations and could result in additional expense. Our Hawaiian Spirulina Pacifica® is cultivated in a combination of fresh water and deep ocean water. In the case of deep ocean water, although abundantly available at this location, the facility to pump and deliver the water to our location is owned by the State of Hawaii. The State of Hawaii sets the price for deep ocean water annually based on its cost to deliver the water. Any significant increase in the price could adversely affect our business. The availability and price of water could also be impacted by a significant population growth in the region as well as throughput constraints on the water delivery infrastructure. In June 2017, several fresh-water pumps owned by the County of Hawaii were disabled, and the county instituted restrictions on fresh water supply. We have adopted several water savings strategies to mitigate this challenge, but there is no guarantee that they will be effective or that they will not have unforeseen negative effects on the growth of Spirulina. If we are unable to obtain enough fresh water at reasonable prices to cultivate our products, our business could be negatively impacted.

There is risk in operating entirely in one business segment such as the cultivation and production of microalgae at a single production facility.

Single location agricultural and production facilities do not provide the protections and assurances afforded by operations in two or more widely separated locations. Our single location in Hawaii is susceptible to unfavorable weather patterns and catastrophic natural disasters such as earthquakes, tsunamis, hurricanes and volcanic eruptions. In the event of a natural disaster or localized extended outages of critical utilities or transportation systems, we could experience a significant business interruption. Also, a single agricultural facility provides limited biologic diversity protection against invasive, mutant, or harmful organisms.

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

Our top ten customers generated 70% and 78% of our net sales for fiscal years 2020 and fiscal 2019, respectively. Two customers accounted for 33% and 18%, and 33% and 24% of our total net sales in the fiscal years ended March 31, 2020 and 2019, respectively. Accordingly, the loss of one or more of those customers or a substantial decrease in such customers' purchases from us could result in a material reduction in our revenues and profitability.

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

A cyber attack that bypasses our security, or employee error, malfeasance or other disruptions that cause a security breach could lead to a material disruption of our information systems and/or the loss of business information. Such an attack could result in, among other things, the theft, destruction, loss, misappropriation or release of confidential data and intellectual property; operational or business delays; liability for a breach of personal information belonging to our customers or our employees; and damage to our reputation any of which could have a material adverse effect on our business, financial condition, and results of operations. In the event of an attack, we would be exposed to a risk of loss or litigation and possible liability, including under laws that protect the privacy of personal information.

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

Our three largest shareholders collectively own approximately 47.4% of our common stock. According to publicly filed beneficial ownership reports, as of the respective dates of such reports, Michael Davis, chairman of our board of directors, beneficially owned 1,082,433 of shares representing a 18.0% beneficial ownership, the Rudolf Steiner Foundation ("RSF"), beneficially owned 917,133 shares representing a 15.3% beneficial ownership, and Meridian OHC Partners held 850,116 shares representing a 14.1% beneficial ownership. The shares held by RSF were originally donated by a foundation affiliated with Mr. Davis or acquired from the proceeds of donations made by that foundation. In addition, Mr. Davis and RSF filed a Schedule 13D with the SEC on March 17, 2017 announcing the formation of a “group” among the two of them and certain of Mr. Davis’ affiliates under Section 13 of the Exchange Act. As part of the agreement between Mr. Davis and RSF, RSF has agreed not to sell, transfer or otherwise dispose of any of its shares in the Company unless RSF provides concurrent written notice to an affiliate of Mr. Davis and the Company at least three days prior to the consummation of any such sale, transfer or other disposition. In addition, on April 12, 2019, the Company borrowed $1.5 million from an entity affiliated with Mr. Davis pursuant to an unsecured promissory note.  As of March 31, 2020, $1.5 million remained due under this promissory note.

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

We have experienced, and may in the future continue to experience, fluctuations in our quarterly operating results. These fluctuations could reduce the market price of our common stock. Factors that may cause our quarterly operating results to vary include, but are not limited to:

●	weather-related cultivation difficulties;

●	availability and cost of fresh water and ocean water;

●	any non-routine legal fees;

●	fluctuations in customer demand;

●	business decisions of our customers regarding orders for our products;

●	changes in energy costs;

●	changes in raw material costs;

●	production problems which we cannot solve technically or economically;

●	contamination of our cultivation and production facilities;

●	effects of weather on our ability to meet customer demand;

●	timing of promotional activities;

●	the introduction of new products by us or our competitors;

●	changes in our pricing policies or those of our competitors;

●	changes in seasonal and other trends in our customers’ buying patterns;

●	changes in government regulation, both domestic and foreign;

●	fluctuation in foreign currency exchange rates;

●	global economic and political conditions and related risks, including the impacts of the global COVID-19 pandemic and acts of terrorism; and

●	other factors beyond our control.

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

Our products are marketed in a number of countries around the world. For the year ended March 31, 2020, approximately 22% of our net sales were from sales to foreign customers. As a result, we are subject to a number of risks which include, but are not limited to:

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

We regard our proprietary technology, trade secrets, trademarks and similar intellectual property as important and we rely on a combination of trade secret, contract, copyright and trademark law to establish and protect our rights in our products and technology. However, there can be no assurance that we will be able to protect our technology adequately or that competitors will not be able to develop similar technology independently, particularly following the recent expiration of our patents relating to the use of astaxanthin. In addition, the laws of certain foreign countries may not protect our intellectual property rights to the same extent as the laws of the United States. Litigation in the United States or abroad may be necessary to enforce intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. Such litigation, even if successful, could result in substantial costs and diversion of resources and could have a material adverse effect on our business, results of operations and financial condition. Additionally, if any such claims are asserted against us, we may seek to obtain a license under the third party’s intellectual property rights. There can be no assurance, however, that a license would be available on terms acceptable or favorable to us, if at all.

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

As of March 31, 2020, we owed First Foundation Bank (the “Bank”) approximately $7.2 million, which consists of (i) $2.0 million owing under a Revolving Credit Agreement dated June 3, 2016, (ii) $4.2 million owing under a Term Loan Agreement dated August 14, 2012, which requires monthly payments of principal and interest until its maturity on August 14, 2032, and (iii) $1.0 million owing under a Term Loan Agreement dated July 30, 2015, which requires monthly payments of principal and interest until its maturity on September 1, 2022. If we are unable to make payments when due under these agreements, or repay these obligations at maturity, and we are otherwise unable to extend the maturity dates or refinance these obligations, we would be in default. We cannot provide any assurances that we will be able to generate the necessary amount of capital to make payments as they become due, or to repay these obligations, or that we will be able to extend the maturity dates or otherwise refinance these obligations. In the event of default on any of these loans, the Bank would have the right to exercise its rights and remedies to collect, which would include foreclosing on our assets. Accordingly, a default would have a material adverse effect on our business and, if the Bank exercises its rights and remedies, we would likely be forced to seek bankruptcy protection.

In addition, the agreements governing our indebtedness include certain debt service and other financial covenants that we must satisfy. In previous years, we have defaulted on certain of these covenants and have received waivers of the defaults from the Bank. As of March 31, 2019, we were not in compliance with the required debt service coverage ratio or the current ratio, but the Bank provided a waiver of the default on June 17, 2019. As of March 31, 2020, we were in compliance with all of the required annual financial and debt covenants. We cannot provide any assurance that the Bank would provide us with a waiver should we not be in compliance in the future. A failure to maintain compliance along with our lender not agreeing to a waiver for the non-compliance would cause the outstanding borrowings to be in default and payable on demand which would have a material adverse effect on us and our ability to continue as a going concern.

We have incurred significant losses in the past. If we incur significant losses in the future, we will experience negative cash flow which may hamper current operations and prevent us from sustaining or expanding our business.

As of March 31, 2020, we had an accumulated deficit of approximately $17.3 million, primarily as a result of prior year losses. Historically, we have relied upon cash from operations and financing activities to fund all of the cash requirements of our business. However, no assurance can be provided that we will return to profitability and, even if we do return to profitability, extended periods of profitability and net income do not assure positive cash flows. Future periods of net losses from operations could result in negative cash flow, may cause us to default on certain covenants in our existing debt instruments and may hamper ongoing operations and prevent us from sustaining or expanding our business. We cannot assure you that we will achieve, sustain or increase profitability on a quarterly or annual basis in the future. If we do not achieve, sustain or increase profitability, our business will be adversely affected and our stock price may decline.

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

The price at which you purchase shares of our common stock may not be indicative of the price that will prevail later in the trading market. You may be unable to sell your shares of common stock at or above your purchase price, which may result in substantial losses to you. As of March 31, 2020, there were approximately 6.0 million shares of our common stock outstanding and stockholders holding at least 5% of our stock, individually or with affiliated persons or entities, collectively beneficially owned or controlled approximately 48.1% of such shares. Sales of large numbers of shares by any of our large stockholders could adversely affect our trading price, particularly given our relatively small historic trading volumes. If stockholders holding shares of our common stock sell, indicate an intention to sell, or if it is perceived that they will sell, substantial amounts of their common stock in the public market, the trading price of our common stock could decline. Moreover, if there is no active trading market or if the volume of trading is limited, holders of our common stock may have difficulty selling their shares.

Recent European Union regulations include stringent requirements for health claims on food and supplement labels.

The European Union has harmonized standards among Member States for health claims on food and supplement labels. The scientific assessment of health claims is performed by the European Food Safety Authority ("EFSA"), an advisory panel to the European Commission. The European Commission will consider the opinions of EFSA in determining whether to include a health claim on a Positive List of permissible claims. Once the list is published, only health claims for ingredients and products included on the list may be used in promotional materials for products marketed and sold in the European Union. This could severely decrease or limit the marketability for our products in this market area. We have implemented strategies that we believe will allow for continued and increasing sales of our products in the European Union. However, there can be no guarantee that such strategies will be successful.

Item 2.	Properties

Our principal facility and corporate headquarters are located at the Natural Energy Laboratory of Hawaii Authority (“NELHA”) at Keahole Point in Kailua-Kona, Hawaii. It encompasses approximately 96 fully developed acres containing microalgal cultivation ponds, processing facilities, research and quality control laboratories, and sales and administrative offices. The property is leased from the State of Hawaii under a 40-year commercial lease expiring in 2035 and a 19-year commercial lease expiring in 2037. Our lessee interest in the NELHA leases is encumbered by a mortgage securing approximately $7.2 million of debt (see Note 6 in the notes to our consolidated financial statements). If we were to require additional land for expansion, we believe that there is sufficient available land at NELHA, provided a revised NELHA leases can be negotiated with acceptable terms. Under the terms of the existing NELHA leases, we could be required to remove improvements at the end of the lease term. Based upon our analysis, we do not believe the projected cost for such removal to be reasonably estimable, and we also believe we are unlikely to incur such costs, given historical practices. However, conditions could change in the future and it is not possible to predict such changes or estimate any impact thereof. We also rent warehouse space in Rancho Cucamonga, California.

Item 3.	Legal Proceedings

From time to time, the Company may be involved in litigation and investigations relating to claims and matters arising out of its operations in the normal course of business.

On October 2, 2019, a shareholder of the Company, Meridian OHC Partners, LP (“Meridian”), filed a complaint in the United States District Court, District of Hawaii, against the Board of Directors seeking to proceed derivatively on behalf of the Company. The Company is named as a nominal defendant. The complaint alleges, among other things, that the directors have breached their fiduciary duties, in overseeing the Company. Meridian seeks declaratory and injunctive relief and an award of damages to the Company. The case is Meridian v. Davis et al. (Cyanotech), No. 19-cv-0536 (D. Hawaii). The Company and the defendants have filed motions to dismiss.  At March 31, 2020, the probability and magnitude of any potential loss cannot be estimated.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed and traded on the NASDAQ Capital Market under the symbol “CYAN”. The closing price of our common stock was $2.43 as of June 16, 2020. The approximate number of holders of record of our common stock was 393 as of June 16, 2020. The high and low selling prices as reported by NASDAQ were as follows:

Quarter Ended:	June 30	September 30	December 31	March 31
Fiscal 2020
Common stock price per share:
High	$3.47	$3.02	$2.78	$3.25
Low	$3.00	$2.01	$2.17	$1.82

Fiscal 2019
Common stock price per share:
High	$5.66	$4.20	$3.77	$4.07
Low	$3.85	$3.21	$3.02	$3.00

We are prohibited from declaring any common stock dividends without the prior written consent of a lender per the conditions of an existing term loan agreement with such lender. We have never declared or paid cash dividends on our common stock. We currently do not anticipate paying any cash dividends on common stock.

The following table sets forth the Company’s common shares authorized for issuance under equity compensation plans as of March 31, 2020:

	Common shares to be issued upon exercise of options and restricted stock units outstanding (in shares)	Weighted- average exercise price of outstanding options and restricted stock units	Common shares available for future grant under equity compensation plans (in shares)
Equity compensation, plans approved by security holders	435,790	$2.98	1,367,815

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are an agricultural company and a world leader in the production of natural products derived from microalgae grown in complex and intricate agricultural systems on the Kona coast of Hawaii. We have a core competency in cultivating and processing microalgae into high-value, high-quality natural products for the human nutrition market. We are unique in that our microalgae are grown year-round in open ponds which, similar to natural land and plant-based horticulture, require favorable weather conditions.  In our case these conditions include consistent light, warm temperatures and low rainfall to achieve optimum production.  Equally important is a nutrient-rich environment, which requires the proper control and balance of necessary nutrients to support growth and yields.  Greater variability in these environmental factors more commonly occur in our winter growing season.

Our products are sold as consumer-packaged goods through natural products distributors, retailers and online channels, and direct to consumers, primarily in the U.S., as well as in bulk form to manufacturers, formulators and distributors worldwide in the health foods and nutritional supplements markets.

We will continue to focus on growing the market for our high quality, higher margin consumer products by emphasizing the higher nutritional content of our Hawaiian Spirulina Pacifica® and the benefits of our BioAstin® Hawaiian Astaxanthin®. We generated 22%, 20% and 23% of our revenues outside of the United States during the years ended March 31, 2020, 2019 and 2018, respectively. Competing in a global marketplace, we are influenced by the general economic conditions of the countries in which our customers operate, including adherence to our customers’ local governmental regulations and requirements. Since all sales are made in U.S. currency, we have no material foreign exchange exposure.

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

Complex biological processes in the cultivation and processing of our microalgae are influenced by factors beyond our control—the weather, for example. As a result, we cannot assure that adequate production levels will be consistent period over period. To the extent that our production levels are not sufficient to absorb these costs on a period basis, we recognize abnormal and non-inventoriable production costs, including fixed cost variances from normal production capacity, as an expense in the period incurred. Abnormal amounts of freight, handling costs and wasted material (spoilage) are recognized as current-period charges and fixed production overhead costs are allocated to inventory based on the normal capacity of production facilities. Normal capacity is defined as the production expected to be achieved over a number of periods or seasons under normal circumstances, taking into account the loss of capacity resulting from planned maintenance. To offset increased production costs, we seek ways to increase production efficiencies in volume yield, potency, and quality consistent with our commitment to produce high-value, high-quality products.

We utilize several third-party contractors for encapsulation of our gelcaps and for the packaging of our finished products. Although these services are available from a limited number of sources, we believe that we have the ability to use other parties if any of the current contractors become unavailable.

The coronavirus ("COVID-19") pandemic has caused volatility in global markets and has resulted in the extended shutdown of certain businesses, which may in turn result in disruptions or delays to our supply chain and restrictions on the export or shipment of our products. Since our Company is an agricultural business, which is deemed an essential business in Hawaii, we have remained open for business with no interruptions to our operations. We rely on third-party suppliers, global manufacturers and freight forwarders to export or ship our products, however, as of the date of this Annual Report, there has been no material adverse impact on our operations.

Fiscal 2020 Summary:

●

Net sales for the year were $31.9 million, an increase of $1.7 million, or 5.6%, from the prior year, driven primarily by a $2.1 million, or 21.4%, increase in spirulina sales and an increase in extraction services of $0.3 million, offset by a $0.8 million, or 4.0%, decrease in astaxanthin sales.

●

The pretax income for the year was $0.4 million compared to pretax loss of $3.6 million in fiscal 2019. The increase in pretax income was the result of increased sales and a decrease in operating costs of $1.8 million compared to fiscal 2019.

●

Cash at March 31, 2020 increased $1.6 million compared to last year primarily due to net income for the year, decreases in inventories, capital expenditures and proceeds from the related party loan, offset slightly by increases in accounts receivable due to higher sales in the current year.

Fiscal 2019 Summary:

Our fiscal 2019 was impacted by unexpected events that took place in the fourth quarter of fiscal 2018 and had an adverse effect on our production of spirulina. During fiscal 2018, several freshwater pumps owned by the County of Hawaii were disabled, and the County instituted restrictions on fresh water supply. To mitigate this challenge, we adopted several water saving strategies, some of which may have had a detrimental effect on the growth of spirulina. Additionally, during the fourth quarter of fiscal 2018, our spirulina production was adversely affected by unusually high rainfall, low temperatures and significant reductions in sunlight.

In response to these production challenges, at the beginning of fiscal 2019, we undertook a re-inoculation of our spirulina ponds which allowed us to correct the nutrient levels and stabilize production. During the re-inoculation process, which was completed in May 2018, there was no spirulina production. In addition, following the re-inoculation, production levels were below normal until August 2018. As a result, we experienced higher than normal production costs and variances which had a negative impact of $2.1 million on our results for the year. The low inventory levels caused by our production difficulties also contributed to a $2.3 million reduction in spirulina sales for the year.

Results of Operations for the 2020, 2019, and 2018 Fiscal Years

The following tables present selected consolidated financial data for each of the past three fiscal years ($ in thousands):

Consolidated Performance Summary	2020	2019	2018
Net sales	$31,899	$30,202	$34,115
Net sales increase (decrease)	5.6%	(11.5)%	6.5%
Gross profit	$12,700	$10,466	$13,371
Gross profit as % of net sales	39.8%	34.7%	39.2%
Operating expenses	$11,647	$13,463	$11,957
Operating expenses as % of net sales	36.5%	44.6%	35.0%
Operating income (loss)	$1,053	$(2,997)	$1,414
Operating income (loss) as % of net sales	3.3%	(9.9)%	4.1%
Income tax (expense) benefit	$(9)	$(17)	$110
Net income (loss)	$387	$(3,596)	$1,025

Net sales by product	2020	2019	2018
Packaged sales
Astaxanthin packaged	$17,811	$18,792	$20,560
Astaxanthin packaged sales (decrease) increase	(5.2)%	(8.6)%	11.9%
Spirulina packaged	$7,986	$7,867	$8,815
Spirulina packaged sales (decrease) increase	1.5%	(10.8)%	17.7%
Total Packaged sales	$25,797	$26,659	$29,375
Total Packaged sales (decrease) increase	(3.2)%	(9.2)%	13.6%

Bulk sales
Astaxanthin bulk	$1,151	$966	$1,090
Astaxanthin bulk sales (decrease) increase	19.2%	(11.3)%	10.1%
Spirulina bulk	$4,404	$2,340	$3,650
Spirulina bulk sales (decrease) increase	88.2%	(35.9)%	(29.8)%
Total Bulk sales	$5,555	$3,306	$4,740
Total Bulk sales (decrease)	68.0%	(30.2)%	(23.3)%

Contract extraction revenue	$547	237	—

Fiscal 2020 results compared with Fiscal 2019

Net Sales The net sales increased $1.7 million, or 5.6%, in the year ended March 31, 2020 compared with fiscal year 2019. This increase was primarily driven by a $2.2 million, or 68.0%, increase in both astaxanthin and spirulina bulk sales and an increase in contract extraction sales of $0.3 million, offset by $0.8 million, or 3.2%, decrease in packaged sales when compared with fiscal year 2019. The bulk sales increase was primarily the result of lack of product available for our bulk customers in the prior year. The decrease in packaged sales for astaxanthin was the result of non-recurring replenishment orders in fiscal year 2019, that were the result of depleted inventory related to the re-inoculation of our ponds. Contract extraction revenue more than doubled in the current year as we continue to grow this service to third-party producers of astaxanthin biomass.

Gross Profit Gross profit as a percent of net sales increased by 5.1 percentage points compared to fiscal 2019, primarily due to the improvements in production costs for both spirulina and astaxanthin in the first half of fiscal year 2020.

Operating Expenses Operating expenses decreased $1.8 million, or 13.5%, in fiscal year 2020 as compared to fiscal year 2019 and decreased as a percentage of net sales by 8.1 percentage points.   In the current fiscal year, overall costs were down due primarily to strategic cost cutting initiatives that began in the first part of the year. This included decreases in general and administrative costs of $0.4 million, or 7.6%, sales and marketing costs of $1.1 million, or 15.6%, and research and development costs of $0.3 million, or 34.1%, compared to fiscal year 2019.

Other Expense Other expense is comprised primarily of interest expense on term loans, related party debt, amortization of debt issuance costs and interest on other financing agreements. The slight increase is primarily due to the related party loan in the current fiscal year.

Income Taxes We recorded an income tax expense of $0.009 million in fiscal 2020 due primarily to an increase in the valuation allowance, offset by adjustments of federal and state effective tax rates, compared to an income tax expense of $0.017 million in fiscal 2019.

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

Liquidity and Capital Resources

Sources of Liquidity As of March 31, 2020, we had cash of $2,417,000 and working capital of $8,369,000 compared to $840,000 and $5,104,000, respectively, at March 31, 2019. On August 30, 2016, the Revolving Credit Agreement ("the Credit Agreement"), which we entered into with First Foundation Bank ("the Bank") on June 3, 2016, became effective. The Credit Agreement allows us to borrow up to $2,000,000 on a revolving basis. At March 31, 2020 and 2019, we had outstanding borrowings of $2,000,000 on the line of credit. The line of credit is subject to renewal on August 30, 2020 and we intend to renew or replace it with another line of credit on or before the expiration date.

As of March 31, 2020, we had $5,249,000 in long-term debt ("Term Loans") payable to the Bank that require the payment of principal and interest monthly through August 2032. Pursuant to the Term Loans and the Credit Agreement, we are subject to annual financial covenants, customary affirmative and negative covenants and certain subjective acceleration clauses. As of March 31, 2019, our debt service coverage ratio of -0.66:1 fell short of the Bank's annual requirement of 1.25:1. Additionally, on March 31, 2019, our current ratio of 1.49:1 fell short of the Bank’s annual requirement of 1.50:1.  On June 17, 2019, the Bank provided us with a letter waiving the covenant violations as of March 31, 2019, but noting that the Bank reserved its rights to declare a default in the future if any covenants remain out of compliance at applicable measurement dates (see Note 6 in the notes to our consolidated financial statements).

In fiscal 2019, we experienced events that led to a reduction in sales and cash flows from operating activities, and a degradation of relationships with key vendors due to our inability to pay these vendors on a timely basis. The most significant of these events was a necessary re-inoculation of our spirulina ponds in the first quarter of fiscal 2019, resulting in abnormally low spirulina production through August 2018. During this period, we drew $1.25 million on our line of credit to fund operations. In the fourth quarter of fiscal 2019, we experienced a sharp reduction in sales related the timing of customer orders and changes in our customers’ inventory practices. To address the resulting cash flow shortage, we drew the remaining balance on our credit line in the fourth quarter of fiscal 2019. In April 2019, we obtained an unsecured loan of $1.5 million from Skywords Family Foundation, Inc., (see Note 6 and 16 in the notes to our consolidated financial statements) the proceeds of which were used to pay down accounts payable and for general operating capital purposes. As of March 31, 2020, we met all required annual financial and debt covenants.

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

Based upon our operating plan and related cash flow and financial projections, cash flows expected to be generated by operating activities and available financing are expected to be sufficient to fund our operations through at least June 30, 2021, and our debt service coverage ratio and current ratio covenants are expected to be in compliance with the annual Term Loans and Credit Agreement covenant requirements as of March 31, 2021, the next measurement date. However, no assurances can be provided that we will achieve our operating plan and cash flow projections for the next fiscal years or our projected consolidated financial position as of March 31, 2021. Such estimates are subject to change based on future results and such change could cause future results to vary significantly from expected results.

As indicated above, we were in compliance with all of our covenants as of March 31, 2020, however, there is no assurance that we will remain in compliance at any future measurement date, and there is no assurance that the Bank will continue to waive such violations in the future. If the Bank does not waive a future violation, it could pursue remedies under the relevant agreements, including charging a higher interest rate on outstanding borrowings and calling repayment of outstanding borrowings. If this occurs, we would need to raise additional funds to repay the loans; however, we may not be able to secure such funding on acceptable terms, or at all.

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

Off-Balance Sheet Arrangements

As of March 31, 2020, we had no off-balance sheet arrangements or obligations.

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

Depreciation expense is based on our historical cost of fixed assets and is therefore potentially less than it would be if it were based on current replacement cost. While property and equipment acquired in prior years will ultimately have to be replaced at higher prices, it is expected that replacement will be a gradual process over many years.

Cash Flows The following table summarizes our cash flows from operating, investing and financing activities for each of the past three fiscal years ($ in thousands):

	2020	2019	2018
Total cash is provided by (used in):
Operating activities	$1,243	$(847)	$1,490
Investing activities	(224)	(531)	(1,005)
Financing activities	558	824	(498)

Increase (decrease) in cash	$1,577	$(554)	$(13)

Cash provided by operating activities in fiscal 2020 was the result of $0.4 million net income and non-cash charges of $2.9 million, offset by working capital of $2.1 million. The changes in working capital were primarily due to a $3.5 million decrease from accounts payable and other liabilities, offset by a decrease of $1.6 million in inventory.

Cash used by operating activities in fiscal 2019 was the result of $3.6 million net loss offset by non-cash charges of $2.3 million and a decrease in working capital of $0.5 million for total net cash used of $0.8 million. The increase in working capital was primarily the result of a $1.9 million increase from accounts payable and other accruals and a $0.7 million decrease in accounts receivable due to the timing of sales, offset by a $2.2 million increase in inventory, of which $1.5 million was replenishment of spirulina inventory and $0.7 million was an increase in astaxanthin inventory.

Cash used in investing activities in fiscal years 2020 and 2019 includes costs for leasehold improvements and equipment acquisitions at our Kona facility and in fiscal year 2019, includes cash paid to acquire the Cellana assets.

Cash provided by financing activities in fiscal 2020 consists of a $1.5 million increase in borrowings in a related party loan, offset by $0.9 million in principal payments on debt and payments on short-term contract obligations.

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

Revenue - We record revenue based on the five-step model which includes: (1) identifying the contract with the customer; (2) identifying the performance obligations in the contract; (3) determining the transaction price; (4) allocating the transaction price to the performance obligations; and (5) recognizing revenue when the performance obligations are satisfied. Substantially all of our revenue is generated by fulfilling orders for the purchase of our microalgal nutritional supplements to retailers, wholesalers, or direct to consumers via online channels, with each order considered to be a distinct performance obligation. These orders may be formal purchase orders, verbal phone orders, e-mail orders or orders received online. Shipping and handling activities for which we are responsible under the terms and conditions of the order are not accounted for as performance obligations but as fulfillment costs. These activities are required to fulfill our promise to transfer the goods and are expensed when revenue is recognized.

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

Customer contract liabilities consist of customer deposits received in advance of fulfilling an order and are shown separately on the consolidated balance sheets. During the years ended March 31, 2020 and 2019, we recognized $550,000 and $133,000, respectively, of revenue from deposits that were included in contract liabilities as of March 31, 2019 and 2018, respectively. Our contracts have a duration of one year or less and therefore, we have elected the practical expedient of not disclosing revenues allocated to partially unsatisfied performance obligations.

Inventories - We record inventories at the lower of cost or net realizable value. Cost is defined as the sum of the applicable expenditures and charges directly or indirectly incurred in bringing inventories to their existing condition and location. Cost for inventory purposes may be determined under any one of several assumptions as to the flow of cost factors, such as first-in, first-out; average cost; and last-in, first-out. Our inventories are stated using the first-in, first-out method. Inventory values are subject to many critical estimates, including production levels and capacity, changes in the prices paid for raw materials, supplies, and labor, changes in yield, potency, and quality of biomass, changes in processing or production methods, and changes in the carrying value of our inventories resulting from the prices our customers are willing to pay for our products. Such estimates are revised quarterly. Changes in management’s estimates could result in increases or decreases in the recorded amounts of inventory and cost of sales.

To the extent that our production levels are not sufficient to absorb all production costs on a period basis, we recognize abnormal production costs, including fixed cost variances from normal production capacity, as an expense in the period incurred. Abnormal amounts of freight, handling costs and wasted material (spoilage) are recognized as current period charges and fixed production overhead costs are allocated to inventory based on the normal capacity of production facilities. Normal capacity is defined as the production expected to be achieved over a number of periods or seasons under normal circumstances, taking into account the loss of capacity resulting from planned maintenance. Changes in management’s estimates could result in increases or decreases in the recorded amounts of inventory and cost of sales.

Management reviews inventory levels, inventory turnover, product age and product marketability quarterly to evaluate recoverability and determine if a reserve for inventory is deemed necessary.

Equipment and leasehold improvements - Equipment and leasehold improvements are reported at cost less accumulated depreciation and amortization. Self-constructed leasehold improvements include design, construction and supervision costs. These costs are recorded in construction in progress and are transferred to equipment and leasehold improvements when construction is completed, and the facilities are placed in service. Long-lived assets, such as property and equipment and purchased intangibles subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized to the extent that the carrying amount exceeds the asset’s fair value. We have not recognized any impairment of long-lived assets as of March 31, 2020 and 2019.

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

Income taxes - Income taxes are accounted for under the asset and liability method. The asset and liability method require the recognition of deferred tax assets and liabilities for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using income tax rates applicable to the period in which the tax difference is expected to reverse.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Cyanotech Corporation

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Cyanotech Corporation (a Nevada corporation) and subsidiary (the “Company”) as of March 31, 2020 and 2019, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2020, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Change in accounting principle

As described in Note 2 to the financial statements, the Company has changed its method of accounting for leases during fiscal year 2020 due to the adoption of Accounting Standards Codification (ASC) Topic 842, Leases.

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

Newport Beach, California

June 23, 2020

CYANOTECH CORPORATION

CONSOLIDATED BALANCE SHEETS

March 31,

	2020	2019
	(in thousands, except share data)
ASSETS
Current assets:
Cash	$2,417	$840
Accounts receivable, net of allowance for doubtful accounts of $13 in 2020 and $27 in 2019	2,154	1,982
Inventories, net	9,653	11,274
Prepaid expenses and other current assets	504	496
Total current assets	14,728	14,592
Equipment and leasehold improvements, net	13,042	14,752
Operating lease right-of-use assets, net	3,834	—
Other assets	183	282
Total assets	$31,787	$29,626

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,137	$4,922
Accrued expenses	849	992
Customer deposits	327	626
Operating lease obligations, current portion	319	—
Short-term contract obligation	38	285
Line of credit	2,000	2,000
Current maturities of long-term debt	689	663
Total current liabilities	6,359	9,488

Long-term debt, less current maturities	6,009	5,172
Long-term operating lease obligations	3,519	—
Other long-term liabilities	54	57
Total liabilities	15,941	14,717

Commitments and contingencies

Stockholders’ equity:
Preferred stock of $0.01 par value, authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock of $0.02 par value, authorized 50,000,000 shares; issued and outstanding 6,011,885 shares at March 31, 2020 and 5,879,710 shares at March 31, 2019	120	117
Additional paid-in capital	32,994	32,447
Accumulated deficit	(17,268)	(17,655)
Total stockholders’ equity	15,846	14,909
Total liabilities and stockholders’ equity	$31,787	$29,626

See accompanying notes to consolidated financial statements

CYANOTECH CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended March 31,

	2020	2019	2018
	(in thousands, except per share data)

Net sales	$31,899	$30,202	$34,115
Cost of sales	19,199	19,736	20,744
Gross profit	12,700	10,466	13,371
Operating expenses:
General and administrative	5,281	5,718	4,956
Sales and marketing	5,758	6,822	6,438
Research and development	608	923	563
Total operating expense	11,647	13,463	11,957
Income (loss) from operations	1,053	(2,997)	1,414
Other expense:
Interest expense, net	(657)	(582)	(499)
Total other expense, net	(657)	(582)	(499)
Income (loss) before income taxes	396	(3,579)	915
Income tax (expense) benefit	(9)	(17)	110
Net income (loss)	$387	$(3,596)	$1,025
Net income (loss) per share:
Basic	$0.06	$(0.62)	$0.18
Diluted	$0.06	$(0.62)	$0.18
Shares used in calculation of net income (loss) per share:
Basic	5,956	5,819	5,709
Diluted	5,961	5,819	5,781

See accompanying notes to consolidated financial statements

CYANOTECH CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended March 31, 2020, 2019 and 2018

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	(in thousands, except per share data)

Balances at March 31, 2017	5,685,381	$114	$31,577	$(15,084)	$16,607
Issuances of common stock for Director Stock Grants	57,501	1	275	—	276
Issuance of common stock for exercise of stock options for cash	29,150	—	75	—	75
Share based compensation expense	—	—	124	—	124
Net income	—	—	—	1,025	1,025
Balances at March 31, 2018	5,772,032	115	32,051	(14,059)	18,107
Issuances of common stock for Director Stock Grants	47,223	1	169	—	170
Issuance of common stock for exercise of stock options for cash	49,600	1	107	—	108
Issuances of vested shares of restricted stock	16,003		(32)	—	(32)
Shares withheld for tax payments	(5,148)	—	—	—	—
Share based compensation expense	—	—	152	—	152
Net loss	—	—	—	(3,596)	(3,596)
Balances at March 31, 2019	5,879,710	117	32,447	(17,655)	14,909
Issuances of common stock for Director Stock Grants	74,882	1	157	—	158
Issuance of common stock for exercise of stock options for cash	2,112	—	4	—	4
Issuance of common stock in connection with severance of former executive	58,993	1	319	—	320
Shares withheld from former executive for tax payments	(18,629)	—	—	—	—
Issuance of vested shares of restricted stock	22,489	1	(32)		(31)
Shares withheld for tax payments	(7,672)	—	—	—	—
Share based compensation expense	—	—	99	—	99
Net income	—	—	—	387	387
Balances at March 31, 2020	6,011,885	$120	$32,994	$(17,268)	$15,846

See accompanying notes to consolidated financial statements

CYANOTECH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended March 31,

	2020	2019	2018
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$387	$(3,596)	$1,025
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Loss on sale or disposal of assets	—	—	106
Depreciation and amortization	1,934	1,908	1,877
Amortization of debt issue costs and other assets	80	71	72
Amortization of operating leases right-of-use assets	294	—	—
Share-based compensation expense	577	322	400
Net (increase) decrease in assets:
Accounts receivable	(172)	682	(529)
Inventories	1,621	(2,240)	(1,062)
Prepaid expenses and other assets	41	64	(139)
Net increase (decrease) in liabilities:
Accounts payable	(2,785)	1,395	(139)
Accrued expenses	(143)	100	(121)
Customer deposits	(299)	493	13
Operating lease obligations	(289)	—	—
Deferred rent and other liabilities	(3)	(46)	(13)
Net cash provided by (used in) operating activities	1,243	(847)	1,490

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in equipment and leasehold improvements	(224)	(431)	(1,005)
Cash paid to acquire Cellana assets	—	(100)	—
Net cash used in investing activities	(224)	(531)	(1,005)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on short-term contract obligation	(247)	(110)	—
Net draws (payments) on line of credit	—	1,500	(111)
Proceeds from long-term debt – related party	1,500	—	—
Proceeds from long-term debt, net of costs	—	—	166
Principal payments on long-term debt	(611)	(576)	(538)
Payments on capitalized leases	(57)	(66)	(90)
Shares withheld for tax payments	(31)	(32)	—
Proceeds from issuance of common stock and exercise of stock options	4	108	75
Net cash provided by (used in) financing activities	558	824	(498)
Net increase (decrease) in cash	1,577	(554)	(13)
Cash and restricted cash at beginning of year	840	1,394	1,407
Cash and restricted cash at end of year	$2,417	$840	$1,394

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$618	$380	$413
Income taxes	$—	$—	$—
Non-cash financing activities:
Purchase of Cellana assets	$—	$495	$—
Less: Issuance of short-term obligation	—	(395)	—
Cash paid to acquire Cellana assets	$—	$100	$—

 See accompanying notes to consolidated financial statements

CYANOTECH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND BASIS OF PRESENTATION

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

Liquidity and Debt Covenant Compliance

As of March 31, 2020, the Company had cash of $2,417,000 and working capital of $8,369,000 compared to $840,000 and $5,104,000, respectively, at March 31, 2019. On August 30, 2016, the Revolving Credit Agreement (the “Credit Agreement”), which the Company entered into with First Foundation Bank (“the Bank”) on June 3, 2016, became effective. The Credit Agreement allows the Company to borrow up to $2,000,000 on a revolving basis. At March 31, 2020 and 2019, the Company had outstanding borrowings of $2,000,000 on the line of credit. The line of credit is subject to renewal on August 30, 2020 and the Company intends to renew or replace it with another line of credit on or before the expiration date.

As of March 31, 2020, the Company had $5,249,000 in long-term debt (“Term Loans”) payable to the Bank that require the payment of principal and interest monthly through August 2032. Pursuant to the Term Loans and the Credit Agreement, the Company is subject to annual financial covenants, customary affirmative and negative covenants and certain subjective acceleration clauses. As of March 31, 2019, the Company's debt service coverage ratio of -0.66:1 fell short of the Bank's annual requirement of 1.25:1. Additionally, on March 31, 2019, the Company’s current ratio of 1.49:1 fell short of the Bank’s annual requirement of 1.50:1.  On June 17, 2019, the Bank provided the Company with a letter waiving the covenant violations as of March 31, 2019, but noting that the Bank reserved its rights to declare a default in the future if any covenants remain out of compliance at applicable measurement dates.

In fiscal 2019, the Company experienced events that led to a reduction in sales and cash flows from operating activities, and a degradation of relationships with key vendors due to the Company’s inability to pay these vendors on a timely basis. The most significant of these events was a necessary re-inoculation of its spirulina ponds in the first quarter of fiscal 2019, resulting in abnormally low spirulina production through August 2018. During this period, the Company drew $1,250,000 on its line of credit to fund operations. In the fourth quarter of fiscal 2019, the Company experienced a sharp reduction in sales related the timing of customer orders and changes in its customers’ inventory practices. To address the resulting cash flow shortage, the Company drew the remaining balance on its credit line in the fourth quarter of fiscal 2019.  In April 2019, the Company obtained an unsecured loan of $1,500,000 from Skywords Family Foundation, Inc., (Note 6 and 16) the proceeds of which were used to pay down accounts payable and for general operating capital purposes. As of March 31, 2020, the Company met all required annual financial and debt covenants.

Funds generated by operating activities and available cash are expected to continue to be the Company's most significant sources of liquidity for working capital requirements, debt service and funding of maintenance levels of capital expenditures. In fiscal year 2020, the Company undertook strategic cost cutting, including the elimination of positions through attrition and the elimination of open positions to create a leaner organization.

Based upon the Company's operating plan and related cash flow and financial projections, cash flows expected to be generated by operating activities and available financing are expected to be sufficient to fund the Company's operations through at least June 30, 2021, and the Company's debt service coverage ratio and current ratio covenants are expected to be in compliance with the annual Term Loans and Credit Agreement covenant requirements as of March 31, 2021, the next measurement date. However, no assurances can be provided that the Company will achieve its operating plan and cash flow projections for the next fiscal years or its projected consolidated financial position as of March 31, 2021. Such estimates are subject to change based on future results and such change could cause future results to vary significantly from expected results.

2.	SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of any contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the periods reported.  Management reviews these estimates and assumptions periodically and reflects the effect of revisions in the period that they are determined to be necessary.  Actual results could differ from those estimates and assumptions.

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

The following table provides a reconciliation of cash and restricted cash reported within the Company's consolidated balance sheets to the total amount presented in the consolidated statement of cash flows:

	March 31, 2020	March 31, 2019
	(in thousands)
Cash	$840	$1,329
Restricted cash	—	65
Cash and restricted cash at beginning of period	$840	$1,394

Cash	$2,417	$840
Restricted cash	—	—
Cash and restricted cash at end of period	$2,417	$840

Concentration Risk

The Company maintains its cash accounts in banks located in Hawaii, which are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per bank.  The Company had cash balances at March 31, 2020 and 2019 that exceeded the balance insured by the FDIC by $1,917,000 and $340,000, respectively.  A significant portion of revenues and accounts receivables are derived from a few major customers. For the year ended March 31, 2020, two customers accounted for 33% and 18% of the Company’s total net sales and for the year ended March 31, 2019, two customers accounted for 33% and 24% of the Company’s total net sales. For the year ended March 31, 2017, two customers accounted for 32% and 15% of our total net sales. Two and three customers accounted for 80% and 60%, respectively, of the Company’s accounts receivable balance as of March 31, 2020 and 2019, respectively.

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

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out (“FIFO”) method. Net realizable value is defined as estimated sales price less cost to dispose. Inventory costs include materials, labor, overhead and third-party costs. Management provides a reserve against inventory for known or expected inventory obsolescence. The reserve is determined by specific review of inventory items for product age and quality which may affect salability.

The Company recognizes abnormal production costs, including fixed cost variances from normal production capacity, as an expense in the period incurred. Abnormal amounts of freight, handling costs and wasted material (spoilage) are recognized as current period charges and fixed production overhead costs are allocated to inventory based on the normal capacity of production facilities. Normal capacity is defined as the production expected to be achieved over a number of periods or seasons under normal circumstances, taking into account the loss of capacity resulting from planned maintenance.

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

Capital project costs are accumulated in construction-in-progress until completed, at which time the costs are transferred to the relevant asset and commence depreciation. Repairs and Maintenance costs are expensed in the period incurred. Repairs and maintenance that significantly increase the useful life or value of the asset are capitalized and depreciated over the remaining life of the asset. The Company capitalizes interest cost incurred on funds used to construct property and equipment. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life.

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

 Accounting for Asset Retirement Obligations

Management evaluates quarterly the potential liability for asset retirement obligations under the Company’s lease for its principal facility and corporate headquarters. No liability has been recognized as of March 31, 2020 and 2019 (see Note 8).

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

Revenue is measured as the net amount of consideration expected to be received in exchange for fulfilling a performance obligation. The Company has elected to exclude sales, use and similar taxes from the measurement of the transaction price.  The amount of consideration expected to be received and revenue recognized includes estimates of variable consideration, which includes costs for trade promotion programs, coupons, returns and early payment discounts.  Such estimates are calculated using historical averages adjusted for any expected changes due to current business conditions and experience. The Company reviews and updates these estimates at the end of each reporting period and the impact of any adjustments are recognized in the period the adjustments are identified. In assessing whether collection of consideration from a customer is probable, the Company considers the customer's ability and intent to pay that amount of consideration when it is due. Payment of invoices is due as specified in the underlying customer agreement, typically 30 days from the invoice date, which occurs on the date of transfer of control of the products to the customer. Revenue is recognized at the point in time that control of the ordered products is transferred to the customer. Generally, this occurs when the product is delivered, or in some cases, picked up from one of the Company’s distribution centers by the customer. Revenue from extraction services is recognized when control is transferred upon completion of the extraction process.

Customer contract liabilities consist of customer deposits received in advance of fulfilling an order and are shown separately on the consolidated balance sheets. During the years ended March 31, 2020 and 2019, the Company recognized $550,000 and $133,000, respectively, of revenue from deposits that were included in contract liabilities as of March 31, 2019 and 2018, respectively. The Company’s contracts have a duration of one year or less and therefore, the Company has elected the practical expedient of not disclosing revenues allocated to partially unsatisfied performance obligations.

Research and Development

Research and development costs are expensed as incurred and consist primarily of labor, benefits and outside research.

Advertising

Advertising costs are expensed as incurred. Total advertising expense for the years ended March 31, 2020, 2019 and 2018 was $1,992,000, $2,413,000, and $1,548,000, respectively.

Income Taxes

Income taxes are accounted for under the asset and liability method. The asset and liability method require the recognition of deferred tax assets and liabilities for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using income tax rates applicable to the period in which the tax difference is expected to reverse.

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

In evaluating a tax position for recognition, management evaluates whether it is more-likely-than-not that a position will be sustained upon examination, including resolution of related appeals or litigation processes, based on the technical merits of the position. If the tax position meets the more-likely-than-not recognition threshold, the tax position is measured and recognized in the Company’s financial statements as the largest amount of tax benefit that, in management’s judgment, is greater than 50% likely of being realized upon settlement. At March 31, 2020 and 2019, there were no liabilities for income tax associated with unrecognized tax benefits.

The Company recognizes accrued interest related to unrecognized tax benefits as well as any related penalties in interest expense in its consolidated statements of operations. During the years ended March 31, 2020 and 2019, there was no accrual for the payment of interest and penalties related to uncertain tax positions.

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

Per Share Amounts

Basic earnings (loss) per common share is calculated by dividing net income (loss) for the year by the weighted average number of common shares outstanding during the year. Diluted earnings per common share is calculated by dividing net income for the year by the sum of the weighted average number of common shares outstanding during the year plus the number of potentially dilutive common shares (“dilutive securities”) that were outstanding during the year. Dilutive securities include restricted stock units and stock options granted pursuant to the Company’s stock option plans. Dilutive securities related to the Company’s stock option plans are included in the calculation of diluted earnings per common share using the treasury stock method. Potentially dilutive securities are excluded from the computation of earnings per share in periods in which a net loss is reported, as their effect would be antidilutive. A reconciliation of the numerators and denominators of the basic and diluted income (loss) per common share calculations for the years ended March 31, 2020, 2019 and 2018 is presented in Note 12.

Recently Adopted Accounting Pronouncements

Effective April 1, 2019, the Company adopted Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842): Accounting for Leases and issued subsequent amendments to the initial guidance and implementation guidance including ASU No. 2018-01, 2018-10, 2018-11, 2018-20 and 2019-01 (collectively including ASU No. 2016-02, “ASC 842”). ASC 842 requires that lessees recognize right-of-use assets and lease liabilities that are measured at the present value of the future lease payments at lease commencement date. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will largely remain unchanged and shall continue to depend on its classification as a finance or operating lease. The Company elected the optional transition method that allows for a cumulative-effect adjustment in the period of adoption and did not restate prior periods. Under the new guidance, the majority of the Company’s leases continue to be classified as operating. Based on the Company’s lease portfolio, the impact of adopting ASC 842 increased both total assets and total liabilities, however, it did not have a significant impact on the Company’s consolidated statements of operations or cash flows. Finance leases continue to be classified with long-term debt on the Consolidated Balance Sheets and are described in Note 6. See Note 8 for operating leases.

In June 2018, the Financial Accounting Standards Board ("FASB") issued ASU 2018-07, “Compensation - Stock Compensation (Topic 718)” (“ASU No. 2018-07”): Improvements to Nonemployee Share-Based Payment Accounting. ASU No. 2018-07 expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees, and as a result, the accounting for share-based payments to non-employees will be substantially aligned. ASU No. 2018-07 is effective for the Company in the first quarter of fiscal year 2020.  The Company adopted ASU No. 2018-07 as of April 1, 2019 with no impact on its consolidated financial statements and related disclosures.

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718) Scope of Modification Accounting ("ASU No. 2017-09"). ASU No. 2017-09 will clarify and reduce both (i) diversity in practice and (ii) cost and complexity when applying the guidance in Topic 718, to a change to the terms and conditions of a share-based payment award. This guidance became effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The amendments in ASU No. 2017-09 are applied prospectively to awards modified on or after the adoption date. The Company adopted this standard as of April 1, 2018 with no impact on its consolidated financial statements.

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

3.	INVENTORIES

Inventories consist of the following as of March 31, 2020 and 2019:

	2020	2019
	(in thousands)
Raw materials	$397	$495
Work in process	4,172	4,032
Finished goods	4,945	6,587
Supplies	139	160
Inventories, net	$9,653	$11,274

The Company recognizes abnormal production costs, including fixed cost variances from normal production capacity, as an expense in the period incurred. The Company expensed abnormal production costs of $0, $250,000 and $538,000 to cost of sales for the fiscal years ended March 31, 2020, 2019 and 2018, respectively. Non-inventoriable fixed costs of $343,000, $176,000 and $271,000 were expensed to cost of sales for the fiscal years ended March 31, 2020, 2019 and 2018, respectively.

4.	EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements consist of the following as of March 31, 2020 and 2019:

	2020	2019
	(in thousands)
Equipment	$18,841	$18,679
Leasehold improvements	14,736	14,723
Furniture and fixtures	369	348
	33,946	33,750
Less accumulated depreciation and amortization	(21,179)	(19,254)
Construction in-progress	275	256
Equipment and leasehold improvements, net	$13,042	$14,752

Management has determined no asset impairment existed as of March 31, 2020 and March 31, 2019, respectively.

Depreciation and amortization expense were approximately $1,934,000, $1,908,000 and $1,877,000 for the years ended March 31, 2020, 2019 and 2018, respectively.

5.	SHORT-TERM CONTRACT OBLIGATION

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

The short-term obligation is comprised of two separate loans in the principal amount of $180,000 and $215,000. The first loan of $180,000 bore an interest rate of 6.25% and was payable in four monthly installments of principal and interest. The loan commenced on December 1, 2018 and matured on July 15, 2019. The principal amounts outstanding at March 31, 2020 and 2019 were $0 and $137,000, respectively.

The second loan had a principal amount of $215,000 and was a non-interest bearing loan that was payable in twelve monthly installments. The loan commenced on December 1, 2018 and matured on October 15, 2019. This contract contains a hold back of $38,000 pending resolution of certain closing items by the seller, which is the balance outstanding at March 31, 2020. The principal amount outstanding at March 31, 2019 was $148,000.

6.	LINE OF CREDIT AND LONG-TERM DEBT

Total debt consists of the following at March 31, 2020 and 2019 as follows:

	2020	2019
	(in thousands)
Line of credit	$2,000	$2,000
Long-term debt	5,367	6,035
Long-term debt – related party	1,500	—
Less current maturities	(2,689)	(2,663)
Long-term debt, excluding current maturities	6,178	5,372
Less unamortized debt issuance costs	(169)	(200)
Total long-term debt, net of current maturities and unamortized debt issuance costs	$6,009	$5,172

Line of Credit and Term Loans

On August 30, 2016, the Credit Agreement, which the Company entered into with the Bank on June 3, 2016, became effective after the Company and the Bank received the necessary approvals from the State of Hawaii to secure the lien on the Company’s leasehold property in Kona, Hawaii. The Credit Agreement allows the Company to borrow up to $2,000,000 on a revolving basis. Borrowings under the Credit Agreement bear interest at the Wall Street Journal prime rate (4.75% at March 31, 2020 and 5.5% at March 31, 2019) plus 2%, floating.

At both March 31, 2020 and 2019, the outstanding balances under the Credit Agreement was $2,000,000. The line of credit, which is subject to annual renewal, was renewed on August 30, 2019 and will be subject to renewal upon expiration on August 30, 2020. Pursuant to the August 30, 2019 renewal, the current ratio covenant was 1.50:1 and is applicable to both the line of credit and term loans with the Bank.

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

The provisions of the 2015 Loan require the payment of principal and interest until its maturity on September 1, 2022, the obligation fully amortizes over seven (7) years. Interest on the 2015 Loan accrues on the outstanding principal balance at an annual variable rate equal to the published Wall Street Journal prime rate (4.75% and 5.5% at March 31, 2020 and 2019, respectively) plus 2.0% and is adjustable on the first day of each calendar quarter and fixed for that quarter. At no time shall the annual interest rate be less than 6.0%. The 2015 Loan has a prepayment penalty of 5.0% for any prepayment made prior to the first anniversary of the date of the 2015 Loan Agreement, which penalty is reduced by 1.0% each year thereafter until the fifth anniversary of such date, after which there is no prepayment penalty. The balance under the 2015 Loan was $1,027,000 and $1,389,000 at March 31, 2020 and 2019, respectively.

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

The provisions of the 2012 Loan required the payment of interest only for the first 12 months of the term; thereafter, and until its maturity on August 14, 2032, the obligation fully amortizes over nineteen (19) years. Interest on the 2012 Loan accrues on the outstanding principal balance at an annual variable rate equal to the published Wall Street Journal prime rate (5.5% at March 31, 2019) plus 1.0% and is adjustable on the first day of each calendar quarter and fixed for that quarter. At no time shall the annual interest rate be less than 5.5%. The balance under the 2012 Loan was $4,222,000 and $4,439,000 at March 31, 2020 and 2019, respectively.

The 2015 Loan includes a one-time origination and guaranty fee totaling $113,900 and an annual renewal fee payable in the amount of 0.5% of the USDA guaranteed portion of the outstanding principal balance as of December 31 of each year, beginning December 31, 2015. The USDA has guaranteed 80% of all amounts owing under the 2015 Loan. The 2012 Loan included a one-time origination and guaranty fees totaling $214,500 and an annual renewal fee payable in the amount of 0.25% of the USDA guaranteed portion of the outstanding principal balance as of December 31 of each year, beginning December 31, 2012. The USDA has guaranteed 80% of all amounts owing under the 2012 Loan. The balance in unamortized debt issuance costs was $169,000 and $200,000 at March 31, 2020 and 2019, respectively.

Loan Covenants

The Company’s Credit Agreement, 2015 Loan and 2012 Loan are subject to annual debt service and other financial covenants, including covenants which require the Company to meet key financial ratios and customary affirmative and negative covenants.  As of March 31, 2020, the Company was in compliance with all required covenants. As of March 31, 2019, the Company was not in compliance with the required debt service coverage ratio or the current ratio. Due to these violations, the Bank would be contractually entitled to require immediate repayment of the outstanding term loan amounts of $5,828,000 and the outstanding line of credit balance of $2,000,000.  However, on June 17, 2019, the bank issued the Company a letter waiving the covenant violations as of March 31, 2019.  The outstanding balance of the terms loans is presented as a non-current liability at March 31, 2020 and 2019.

Long-term Debt – Related Party

In April 2019, the Company obtained an unsecured subordinated loan in the amount of $1,500,000, which bears interest at the Wall Street Journal prime rate, plus 1%, or 5.5% at March 31, 2020, and is payable quarterly. The principal amount and any accrued and unpaid interest are due in April 2021 (see Note 16). The balance under this loan was $1,500,000 at March 31, 2020.

Equipment Finance Agreement

In October 2017, the Company entered into an Equipment Finance Agreement (the “Equipment Agreement”) with a lender, which provides up to $175,000 of financing for equipment. The interest rate on this loan is 4.75%. The provisions of the Equipment Agreement require the payment of principal and interest until its maturity on October 31, 2022. The balance under this loan was $94,000 and $126,000 at March 31, 2020 and 2019, respectively, and was included in long-term debt in the debt table above.

Finance Lease Obligations

In August 2016, the Company executed a finance lease agreement with Thermo Fisher Financial providing for $52,000 in equipment, secured by the equipment financed. The finance lease matured in May 2019 and was payable in 36 equal monthly payments. The interest rate under this finance lease is 12.90%. The balance under this lease was $0 and $7,800 at March 31, 2020 and 2019, respectively.

In February 2016, the Company executed a finance lease agreement with Bank of the West providing for $51,000 in equipment, secured by the equipment financed. The finance lease matures in March 2021 and is payable in 60 equal monthly payments. The interest rate under this finance lease is 4.18%. The balance under this lease was $11,000 and $22,000 at March 31, 2020 and 2019, respectively, and was included in long-term debt in the debt table above.

In July 2015, the Company executed a finance lease agreement with Huntington Technology Finance providing for $174,000 in equipment, secured by the equipment financed. The finance lease matures in July 2020 and is payable in 60 equal monthly payments. The interest rate under this finance lease is 6.57%. The balance under this lease was $13,000 and $52,000 at March 31, 2020 and 2019, respectively, and was included in long-term debt in the debt table above.

At March 31, 2020, the weighted average remaining lease term for the finance lease obligations above is under one year and the finance lease costs were $25,000.

Future principal payments under the loans and finance lease obligations at March 31, 2020 are as follows:

Fiscal year ending March 31	(in thousands)
2021	$689
2022	2,207
2023	513
2024	285
2025	302
Thereafter	2,870
Total principal payments	$6,867

7.	ACCRUED EXPENSES

Accrued expenses as of March 31, 2020 and 2019 consist of the following:

	2020	2019
	(in thousands)
Wages, commissions, bonus and profit sharing	$295	$145
Vacation	301	338
Rent, interest and legal	76	235
Other accrued expenses	177	274
Total accrued expenses	$849	$992

8.	OPERATING LEASES

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

The Company leases facilities, equipment and land under non-cancelable operating leases expiring through 2037. One of its facility leases contains price escalations and a renewal option for five years. The land lease provides for contingent rentals in excess of minimum rental commitments based on a percentage of the Company’s sales. Contingent rental payments for the years ended March 31, 2020, 2019 and 2018 were $49,000, $54,000 and $49,000, respectively.

Right-of-use assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Right-of-use assets and liabilities were recognized at April 1, 2019 based on the present value of lease payments over the existing lease terms, using the Bank’s incremental borrowing rate based on the information available at recognition, and the Company has elected to exclude non-lease components. At March 31, 2020, the weighted average remaining lease term is 13.9 years, the weighted average discount rate is 7.5% and the operating lease costs were $592,000.

Supplemental balance sheet information related to leases at March 31, 2020 consist of the following:

Operating leases	Balance Sheet Classification	(in thousands)
Right-of-use assets	Operating lease right-of-use assets, net	$3,834

Current lease liabilities	Operating lease obligations	$319
Non-current lease liabilities	Long-term operating lease obligations	3,519
Total lease liabilities		$3,838

Maturities of lease liabilities at March 31, 2020 are as follows:

Year ending March 31	(in thousands)
2021	$593
2022	593
2023	537
2024	371
2025	371
Thereafter	3,693
Total undiscounted lease payments	6,158
Less: present value discount	(2,320)
Total lease liability balance	$3,838

Rent expense, including contingent rent, under operating leases were $623,000, $588,000 and $578,000 for the years ended March 31, 2020, 2019 and 2018, respectively. Property taxes paid to the states of Hawaii and California were $28,000, $29,000 and $11,000 for the years ended March 31, 2020, 2019 and 2018, respectively.

9.	OTHER COMMITMENTS AND CONTINGENCIES

From time to time, the Company may be involved in litigation and investigations relating to claims and matters arising out of its operations in the normal course of business.

On October 2, 2019, a shareholder of the Company, Meridian OHC Partners, LP (“Meridian”), filed a complaint in the United States District Court, District of Hawaii, against the Board of Directors seeking to proceed derivatively on behalf of the Company. The Company is named as a nominal defendant. The complaint alleges, among other things, that the directors have breached their fiduciary duties, in overseeing the Company. Meridian seeks declaratory and injunctive relief and an award of damages to the Company. The case is Meridian v. Davis et al. (Cyanotech), No. 19-cv-0536 (D. Hawaii). The Company and the defendants have filed motions to dismiss. At March 31, 2020, the probability and magnitude of any potential loss cannot be estimated.

As of March 31, 2020, 2019 and 2018, the Company had purchase obligations of $825,000, $951,000 and $449,000, respectively, including agreements to purchase goods or services that are enforceable, are legally binding and specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The term of the minimum purchase agreement is for ten years, expiring in April 2026 and purchase obligations do not include agreements that are cancelable without penalty.

10.	SHARE-BASED COMPENSATION

 As of March 31, 2020, the Company had two equity-based compensation plans: the 2016 Equity Incentive Plan (the “2016 Plan”) and the 2014 Independent Director Stock Option and Restricted Stock Grant Plan (the “2014 Directors Plan”). The Company has also issued stock options, which remain outstanding as of March 31, 2020, under two equity-based compensation plans which have expired according to their terms: the 2005 Stock Option Plan (the “2005 Plan”) and the 2004 Independent Director Stock Option and Stock Grant Plan (the “2004 Directors Plan”). These plans allowed the Company to award stock options and shares of restricted common stock to eligible employees, certain outside consultants and independent directors. No additional awards will be issued under the 2005 Plan or the 2004 Directors Plan.

On August 25, 2016, the Company’s shareholders approved the 2016 Plan as a successor to the 2005 Plan, authorizing the Board of Directors to provide incentive to the Company’s officers, employees and certain independent consultants through equity based compensation in the form of stock options, restricted stock, restricted stock units, stock appreciation rights and other stock based awards (together, “Stock Awards”) and performance shares and performance units (together, “Performance Awards”). Awards under the 2016 Plan are limited to the authorized amount of 1,300,000 shares, up to 600,000 of which are available for issuance in connection with Performance Awards and Stock Awards. As of March 31, 2020, there were 1,183,415 shares available for grant under the 2016 Plan.

On August 28, 2014, the Company’s shareholders approved the 2014 Directors Plan authorizing the Board of Directors to provide incentive to the Company’s independent directors through equity-based compensation in the form of stock options and restricted stock. Awards under the 2014 Directors Plan are limited to the authorized amount of 350,000 shares. As of March 31, 2020, there were 184,400 shares available for grant under the 2014 Directors Plan.

The following table presents shares authorized, available for future grant and outstanding under each of the Company’s plans:

	As of March 31, 2020
	Authorized	Available	Outstanding
2016 Plan	1,300,000	1,183,415	67,766
2014 Directors Plan	350,000	184,400	116,724
2005 Plan	—	—	239,300
2004 Directors Plan	—	—	12,000
Total	1,650,000	1,367,815	435,790

Stock Options

All stock option grants made under the equity-based compensation plans were issued at exercise prices no less than the Company’s closing stock price on the date of grant. Options under the 2016 Plan, 2005 Plan and 2014 Directors Plan were determined by the Board of Directors or the Compensation Committee of the Board of Directors in accordance with the provisions of the respective plans. The terms of each option grant include vesting, exercise, and other conditions are set forth in a Stock Option Agreement evidencing each grant. No option can have a life in excess of ten (10) years. The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model. The model requires various assumptions, including a risk-free interest rate, the expected term of the options, the expected stock price volatility over the expected term of the options, and the expected dividend yield. Compensation expense for employee stock options is recognized ratably over the vesting term. Compensation expense recognized for options issued under all Plans was $133,000, $77,000 and $62,000 for the years ended March 31, 2020, 2019 and 2018, respectively. In fiscal 2020, compensation expense included $109,000 related to a settlement agreement with a former executive.

 A summary of option activity under the Company’s stock plans for the years ended March 31, 2020, 2019 and 2018 is presented below:

Option Activity	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at March 31, 2017	503,000	$4.10	4.7	$145,946
Granted	120,000	3.53
Exercised	(29,150)	2.59
Forfeited	(3,700)	4.50
Expired	(750)	1.60
Outstanding at March 31, 2018	589,400	$4.06	4.9	$675,300
Granted	50,000	3.00
Exercised	(49,600)	2.17
Expired	(50,000)	4.82
Outstanding at March 31, 2019	539,800	$4.06	4.9	$675,300
Granted	5,000	2.11
Exercised	(2,112)	2.08
Forfeited	(104,388)	4.58
Expired	(120,000)	3.53
Outstanding at March 31, 2020	318,300	$4.08	3.0	$—
Exercisable at March 31, 2020	280,800	$4.22	2.3	$—

The aggregate intrinsic value in the table above is before applicable income taxes and represents the excess amount over the exercise price optionees would have received if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price of $2.06, $3.24, $5.10 and $3.85 at March 31, 2020, 2019, 2018 and 2017, respectively. The total intrinsic value of stock options exercised during fiscal years 2020, 2019 and 2018 were $1,000, $77,000 and $67,000, respectively.

A summary of the Company’s non-vested options for the year ended March 31, 2020 is presented below:

Nonvested Options	Shares	Weighted Average Grant-Date Fair Value
Nonvested at March 31, 2019	130,000	$1.70
Granted	5,000	1.10
Vested	(97,500)	1.74
Nonvested at March 31, 2020	37,500	$1.52

The weighted average grant-date fair value of stock options granted during fiscal years 2020, 2019 and 2018 was $5,000, $76,000 and $67000, respectively. The total grant-date fair values of stock options that vested during fiscal years 2020, 2019 and 2018 were $169,000, $72,000 and $57,000, respectively.

The following table summarizes the weighted average characteristics of outstanding stock options as of March 31, 2020:

			Outstanding Options			Exercisable Options
Range of Exercise Prices			Number of Shares	Remaining Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$2.11	-	$3.70	93,400	5.7	$3.19	55,900	$3.70
$3.71	-	$3.95	146,400	1.4	$3.82	146,400	$1.41
$3.96	-	$5.73	31,000	3.2	$5.27	31,000	$3.23
$5.74	-	$5.91	47,500	2.7	$5.85	47,500	$2.71
Total stock options			318,300	3.0	$4.08	280,800	$2.29

The range of fair value assumptions related to options granted during the years ended March 31, 2020, 2019 and 2018 were as follows:

	2020	2019	2018
Exercise Price	$1.10	$3.00	$3.83
Volatility	50.61%	49.94%	51.91%
Risk Free Rate	1.47%	2.40%	2.50%
Vesting Period (in years)	0	4.0	3.0
Forfeiture Rate	0%	0%	0%
Expected Life (in years)	6.9	6.3	6.0
Dividend Rate	0%	0%	0%

Total unrecognized stock-based compensation expense related to all unvested stock options was $52,000 and $180,400, at March 31, 2020 and 2019, respectively, which is expected to be expensed over a weighted average period of 2.8 and 2.3 years, respectively.

Restricted Stock

Grants of fully vested restricted stock issued during fiscal years 2020, 2019 and 2018 to Non-Employee Directors was 74,882, 47,223 and 57,501 shares, respectively. Compensation expense recognized for fully vested restricted stock grants issued under the 2014 Directors Plan was $158,000, $170,000 and $276,000 for the three years ended March 31, 2020, 2019 and 2018, respectively.

Restricted Stock Units (“RSUs”)

RSUs are service-based awards granted to eligible employees under our 2016 Plan. Compensation expense recognized for RSUs issued under the 2016 Plan was $81,000, $75,000 and $62,000 for the years ended March 31, 2020, 2019 and 2018, respectively. In fiscal 2020, compensation expense included $6,000 related to a settlement agreement with a former executive.

The following table summarizes information related to awarded RSUs:

Nonvested Restricted Stock Units	Shares	Weighted Average Grant Price
Nonvested restricted stock units at March 31, 2017	25,000	$3.85
Granted	28,074	$3.92
Vested	(8,333)	$3.85
Forfeited	(5,066)	$3.92
Nonvested restricted stock units at March 31, 2018	39,675	$3.89
Granted	23,923	$4.10
Vested	(16,003)	$3.88
Forfeited	(8,781)	$4.07
Nonvested restricted stock units at March 31, 2019	38,814	$3.98
Granted	4,051	$2.67
Vested	(24,483)	$3.76
Forfeited	(5,616)	$4.01
Nonvested restricted stock units at March 31, 2020	12,766	$3.98

Total unrecognized stock-based compensation expense related to unvested restricted stock units was $18,000 and $108,000 at March 31, 2020 and 2019, respectively, which is expected to be expensed over a weighted average period of 1.3 years and 1.5 years, respectively.

On April 5, 2020, 9,400 RSUs were awarded to employees of the Company. This award is valued at $2.07 per share, the closing market price of Cyanotech common stock on the grant date, and vests over a period of three years.

Common Stock

In fiscal 2020, the Company recorded $205,000 in compensation expense related to a settlement agreement with a former executive.

11.	COMMON AND PREFERRED STOCK

The Company has authorized a total of sixty million shares of which fifty million shares are authorized common stock and ten million shares are authorized preferred stock. None of the preferred stock was issued or outstanding at March 31, 2020 and 2019. Under the terms of the Company’s Amended and Restated Articles of Incorporation, the Board of Directors is authorized to determine or alter the rights, preferences, privileges and restrictions of the Company’s authorized but unissued shares of preferred stock.

12.	EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the potentially dilutive effect of outstanding stock options using the treasury stock method.

Reconciliations between the numerator and the denominator of the basic and diluted income (loss) per share computations for the years ended March 31, 2020, 2019 and 2018 are as follows:

	Net Income (loss) (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except per share amounts)
Year ended March 31, 2020:
Basic income per share	$387	5,956	$0.06
Effective dilutive securities—Common stock options	—	5	—
Diluted income per share	$387	5,961	$0.06
Year ended March 31, 2019:
Basic and diluted loss per share	$(3,596)	5,819	$(0.62)
Year ended March 31, 2018:
Basic income per share	$1,025	5,709	$0.18
Effective dilutive securities—Common stock options	—	72	—
Diluted income per share	$1,025	5,781	$0.18

Basic and diluted per share amounts are the same in periods of a net loss, because common share equivalents are anti-dilutive when a net loss is recorded. Diluted earnings per share does not include the impact of common stock options totaling 50,000 for the fiscal years ending March 31, 2019, as the effect of their inclusion would be anti-dilutive. Restricted stock units become dilutive within the period granted and remain dilutive until the units vest and are issued as common stock. Diluted earnings per share does not include the impact of restricted stock units totaling 12,766, 38,814 and 39,675 for the fiscal years ending March 31, 2020, 2019 and 2018, respectively, as the effect of their inclusion would be anti-dilutive.

13.	PROFIT SHARING AND 401K PLAN

The Company sponsors a profit sharing plan for all employees not covered under a separate management incentive plan. Under the profit sharing plan, a percentage determined by the Board of Directors of pre-tax profits on a quarterly basis may be allocated to non-management employees at management’s discretion. The profit sharing bonus may be distributed all in cash on an after-tax basis or distributed half in cash (on an after-tax basis) and the remainder deposited in an employee’s 401(k) account on a pre-tax basis. Employees may also make voluntary pre-tax contributions to their 401(k) accounts. Compensation expense under this plan was approximately $34,000, $9,100 and $91000 for the fiscal years ended March 31, 2020, 2019 and 2018, respectively. Additionally, the Company makes a retirement contribution to all employees individual 401(k) accounts equal to two percent of each employee’s base pay for each bi-weekly pay period on a pre-tax basis. Retirement expense under this plan was approximately $96,000, $116,000 and $117,000 for fiscal years ended March 31, 2020, 2019 and 2018, respectively.

14.	PRODUCT LINE AND GEOGRAPHIC INFORMATION

Disaggregation of Revenue

The following table represents revenue disaggregated by major product line and extraction services for the years ended March 31, 2020, 2019 and 2018 (in thousands):

	2020	2019	2018
Packaged sales
Astaxanthin packaged	$17,811	$18,792	$20,560
Spirulina packaged	7,986	7,867	8,815
Total packaged sales	25,797	26,659	29,375

Bulk sales
Astaxanthin bulk	1,151	966	1,090
Spirulina bulk	4,404	2,340	3,650
Total bulk sales	5,555	3,306	4,740

Contract extraction revenue	547	237	—
Total net sales	$31,899	$30,202	$34,115

Cost of sales for contract extraction services for the years ended March 31, 2020 and 2019 were $128,000 and $142,000, respectively.

 Net sales by geographic region for the years ended March 31, 2020, 2019 and 2018 are as follows:

	2020		2019		2018
	(dollars in thousands)
Net sales(1):
United States	$24,855	78%	$24,192	80%	$26,348	77%
Asia / Pacific	1,848	6%	2,597	9%	3,238	9%
Europe	3,659	11%	2,316	8%	2,540	8%
Other	1,537	5%	1,097	3%	1,989	6%
	$31,899	100%	$30,202	100%	$34,115	100%

(1)	Net sales are attributed to countries based on location of customer.

15.	INCOME TAXES

Income tax benefit (expense) for the years ended March 31, 2020, 2019 and 2018 consisted of:

	2020	2019	2018
	(in thousands)
Current:
Federal	$3	$4	$112
State	(12)	(21)	(2)
Total current (expense) benefit	(9)	(17)	110
Deferred:
Federal	—	—	—
State	—	—	—
Total deferred expense	—	—	—
Income tax (expense) benefit	$(9)	$(17)	$110

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

On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. Upon enactment of the Tax Act, as a result of the rate reduction, the Company re-measured its net deferred tax assets and liabilities using the Federal Tax Rate that will apply when those amounts are expected to reverse, resulting in a write-down of $1,200,000. Because there is a full valuation allowance against these assets, the valuation allowance was reduced accordingly and there was no effect on the provision (benefit) for income taxes.  The Company has completed the accounting for the income tax effects of the Tax Act as of March 31, 2019 and has determined that the amount identified as provisional in the year ended March 31, 2018 was a materially correct amount. As a result, no measurement period adjustments have been recorded.

The following table reconciles the amount of income taxes computed at the federal rates of 21%, 21% and 30.79% for the years ended March 31, 2020, 2019 and 2018, respectively, to the amount reflected in the Company’s consolidated statements of operations for the years ended March 31, 2020, 2019 and 2018:

	2020	2019	2018
	(in thousands)
Tax provision at federal statutory income tax rate	$(114)	$752	$(282)
Stock based compensation	(13)	6	(11)
Decrease (increase) in valuation allowance	159	(1,015)	1,565
State income taxes benefit (expense), net of federal income tax effect	(2)	264	(36)
State rate adjustment	(32)	(30)	3
AMT Credit	3	4	112
Tax Cuts and Jobs Act	—	—	(1,244)
Other, net	(10)	2	3
Income tax (expense) benefit	$(9)	$(17)	$110

The tax effects of temporary differences related to various assets, liabilities and carry forwards that give rise to deferred tax assets and deferred tax liabilities as of March 31, 2020, 2019 and 2018 are as follows:

	2020	2019	2018
	(in thousands)
Deferred tax assets:
Net operating loss carry forwards	$3,703	$3,611	$2,903
Inventory	492	509	295
Compensation accrual	136	131	153
Tax credit carry forwards	28	28	36
Interest limitation	3	174	—
Operating lease right-of-use assets	1,108	—	—
Other	25	27	22
Gross deferred tax assets	5,495	4,480	3,409
Less valuation allowance	(3,013)	(3,172)	(2,158)
Net deferred tax assets	2,482	1,308	1,251

Operating lease obligations	(1,106)	—	—
Depreciation and amortization	(1,376)	(1,308)	(1,251)
Net deferred tax liabilities	(2,482)	(1,308)	(1,251)

Net deferred tax assets (liabilities)	$—	$—	$—

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

As of March 31, 2020, 2019 and 2018, the Company has concluded that a valuation allowance was appropriate in light of the significant negative evidence, which was objective and verifiable, primarily the cumulative losses in recent years.

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

At March 31, 2020, the Company has net operating loss carry forwards and tax credit carry forwards available to offset future federal income tax as follows (in thousands):

Expires March 31,	Net Operating Losses	Research and Experimentation Tax Credits
2022	$2,839	$—
2023	1,863	—
2025	—	8
2026	159	2
2027	2,665	—
2028	1,612	1
2031	389	—
2032	44	1
2033	76	16
2034	392	—
2035	18	—
2037	1,680	—
2038	168	—
2039	3,056	—
	$14,961	$28

Under the Tax Act, the corporate Alternative Minimum Tax (“AMT”) was repealed. Taxpayers with AMT credit carryovers can use the credits to offset regular tax liability for any taxable year. In addition, the AMT credit is refundable in any taxable year beginning after December 31, 2017 and before December 31, 2022 in an amount equal to 50% (100% in the case of taxable years beginning in 2021) of the excess of the minimum tax credit for the taxable year over the amount of the credit allowable for the year against regular tax liability. Thus, a taxpayers’ entire AMT credit carryforward amounts are fully refundable by 2022. The Company has an AMT credit carryforward of $60,000 as of March 31, 2020.

In response to the coronavirus (“COVID-19”) pandemic, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law in March 2020. The CARES Act lifts certain deduction limitations originally imposed by the Tax Act. Corporate taxpayers may carryback net operating losses originating during 2018 through 2020 for up to five years, which was not previously allowed under the Tax Act. The CARES Act also eliminates the 80% of taxable income limitations by allowing corporate entities to fully utilize net operating loss carryforwards to offset taxable income in 2018, 2019 and 2020. The CARES Act allows taxpayers with alternative minimum tax credits to claim a refund in 2020 for the entire amount of the credits instead of recovering the credits through refunds over a period of years, as originally enacted by the Tax Act. Under the CARES Act, for tax years beginning in 2018 or 2019, a corporation’s annual limit on the minimum tax credit is increased by the AMT refundable credit amount. For tax years beginning in 2019, the AMT refundable credit amount is 100% of the excess of a corporation’s minimum tax credit over the amount otherwise allowed as an AMT credit for that year. The Company has increased the AMT credit carryforward expected to be refundable in the tax year ended March 31, 2020 to $60,000.

At March 31, 2020, the Company has state tax net operating loss carry forwards available to offset future California state taxable income of $2,640,000. These carry forwards expire March 31, 2037 through 2040. At March 31, 2020, the Company has state tax net operating loss carry forwards available to offset future Hawaii state taxable income of $7,685,000. These carry forwards expire March 31, 2030 through 2040. The Company has state net operating losses in several additional states that are immaterial.

In addition, the CARES Act loosens the limitation applied to the deductibility of business interest from 30% to 50%, raises the corporate charitable deduction limit to 25% of taxable income, and makes qualified improvement property generally eligible for 15-year cost recovery and 100% bonus depreciation. The enactment of the CARES Act did not result in any material adjustments to the Company’s income tax provision for the fiscal year ended March 31, 2020.

The following represents the open tax years and jurisdictions that the Company used in its evaluation of tax positions:

Open tax years ending March 31,			Jurisdiction
2017	-	2020	U.S. Federal
2017	-	2020	State of Hawaii
2016	-	2020	State of California

16.	RELATED-PARTY TRANSACTIONS AND BALANCES

During the year ended March 31, 2020, Company obtained an unsecured subordinated loan from Skywords Family Foundation, Inc. (“Skywords”) in the principal amount of $1,500,000 pursuant to a Promissory Note (the “Skywords Note”) executed by the Company in favor of Skywords. Skywords is controlled by the Company’s Chairman of the Board of Directors and largest stockholder. The Skywords Note bears interest at a rate of 1% plus the prime rate (as published by the Wall Street Journal), which will be recalculated and payable on a quarterly basis.  The principal amount and any accrued and unpaid interest will be due and payable on April 12, 2021, unless accelerated in an event of default. The Company may prepay the Skywords Note at any time without penalty. The proceeds of the Skywords Note were used to pay down accounts payable and for general operating capital purposes.

During the year ended March 31, 2019, the Company entered into a consulting agreement with an effective date of May 5, 2018 with a vendor that employs one of the Company’s independent directors. The Company’s independent director is not named in or involved in the performance of the consulting agreement. The amount of contract was for $120,000 and the all the payments made against the contract were reflected in general and administrative expense during the year ended March 31, 2019.

17.	SUBSEQUENT EVENTS

Pursuant to the Paycheck Protection Program ("PPP") under the CARES Act, on May 5, 2020, the Company received the proceeds of a loan from one of its banks in the principal amount of $1,380,000. The PPP loan dated April 30, 2020, matures on May 5, 2022 and bears interest at a rate of 1.0% per annum, payable monthly commencing on November 5, 2020, following an initial deferral period as specified under the PPP. The Company intends to use the proceeds of the PPP loan for certain payroll costs, group health care benefits and other permitted expenses in accordance with the PPP. Under the terms of the PPP, up to the entire amount of principal and accrued interest may be forgiven to the extent the proceeds are used for qualifying expenses as determined by the guidance of the U.S. Small Business Administration under the PPP. There can be no assurance, however, that the PPP loan will be forgiven in whole or in part.

18.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
	(in thousands, except per share data)
2020
Net sales	$8,071	$7,690	$7,504	$8,634	$31,899
Gross profit	3,676	3,063	2,877	3,084	12,700
Net income (loss)	(133)	228	171	121	387
Net income (loss) per share
Basic and diluted	(0.02)	0.04	0.03	0.01	0.06

2019
Net sales	$7,145	$6,954	$10,044	$6,059	$30,202
Gross profit	1,836	2,285	4,116	2,229	10,466
Net income (loss)	(1,275)	(1,136)	288	(1,473)	(3,596)
Net income (loss) per share
Basic and diluted	(0.22)	(0.20)	0.05	(0.25)	(0.62)

Item 9A.	Controls and Procedures

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

Management’s Report on Internal Control over Financial Reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management evaluated the effectiveness of our internal control over financial reporting as of March 31, 2020. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control - Integrated Framework” (2013 Framework). Based on our assessment, using those criteria, management concluded that our internal control over financial reporting was effective as of March 31, 2020.

Changes in Internal Control over Financial Reporting.

On April 1, 2018, the Company adopted the new revenue recognition accounting standard, “Revenue from Contracts with Customers.” As a result, we made additions and/or modifications to policies, procedures, and controls that have affected our internal control over financial reporting, including changes to accounting policies and procedures, operational processes and documentation practices.

There were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal year ended March 31, 2020 that has materially affected, or was reasonably likely to materially affect, our internal control over financial reporting.

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

The inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Controls can also be circumvented by the individual acts of some persons, or by collusion of two or more people. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B.	Other Information

Not applicable

PART III

Item 10.	Directors, Executive Officers of the Registrant and Corporate Governance

Information with respect to Directors may be found under captions “Proposal One: Election of Directors,” “Board Meetings and Committees,” “Director Compensation,” “Security Ownership of Certain Beneficial Owners and Management: and “Compliance with Section 16(a) of the Exchange Act” contained in Cyanotech’s definitive 2020 Proxy Statement. Information on Executive Officers may be found under the caption “Executive Officers” contained in Cyanotech’s definitive 2020 Proxy Statement.

We have adopted the Cyanotech Code of Ethics for our officers and employees. We have also adopted the Board of Directors Code of Conduct. Both Codes are publicly available on our website at www.cyanotech.com. If we make any substantive amendments to or grant any waiver from such Codes relating to our Chief Executive Officer, Chief Financial Officer or Officers, we will disclose the nature of such amendment in a report on Form 8-K and amend the website disclosure.

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference from the sections captioned “Executive Compensation and Other Information,” “Equity Compensation Plan Information” and “Option Grants in Fiscal Year 2020,” contained in Cyanotech’s definitive 2020 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The security ownership information required by this Item is incorporated herein by reference from the sections captioned “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” contained in Cyanotech’s definitive 2020 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item, if any, is incorporated herein by reference from the sections captioned “Related Party Transactions” contained in Cyanotech’s definitive 2020 Proxy Statement.

Item 14.	Principal Accountant Fees and Services

Information concerning principal accountant fees and services appears under the heading “Independent Registered Public Accounting Firm’s Fees” in Cyanotech’s definitive 2020 Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statements Schedules

(a)		Financial Statements and Schedule

	(1)	The following Financial Statements of Cyanotech Corporation and the Report of Independent Registered Public Accounting Firm are included in Item 8 of this report:
		Report of Independent Registered Public Accounting Firm	25
		Consolidated Balance Sheets as of March 31, 2020 and 2019	26
		Consolidated Statements of Operations for the years ended March 31, 2020, 2019 and 2018	27
		Consolidated Statements of Stockholders’ Equity for the years ended March 31, 2020, 2019 and 2018	28
		Consolidated Statements of Cash Flows for the years ended March 31, 2020, 2019 and 2018	29
		Notes to Consolidated Financial Statements	30

	(2)	The following financial statement schedule is included in this report on the pages indicated below:
		Schedule II—Valuation and Qualifying Accounts	55

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

10.6

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

10.7	2014 Independent Director Stock Option and Restricted Stock Grant Plan (Incorporated by reference to the Company’s Definitive Proxy Statement filed July 18, 2014)
10.8	2016 Equity Incentive Plan (Incorporated by reference to the Company’s Definitive Proxy Statement filed July 15, 2016.
10.9

Revolving Credit Agreement, by and between First Foundation Bank and the Company, dated June 3, 2016. (Incorporated by reference as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 1, 2016).

10.10

Supplemental Agreement No. 1 to Modify Sublease No. K-26, by and among LLC, the Natural Energy Laboratory of Hawaii Authority, and the Company, effective as of October 1, 2018 (Incorporated by reference as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 7, 2018)

10.11

Sublease No. K-26, by and between the Natural Energy Laboratory of Hawaii Authority and Cellana LLC (assigned to the Company), effective as of October 1, 2018 (Incorporated by reference as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 7, 2018)

10.12

Executive Employment Agreement, by and between Brian Orlopp and the Company, dated November 28, 2018 (Incorporated by reference as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 9, 2019)

10.13	Promissory Note by and between Skywords Family Foundation, Inc. and Cyanotech Corporation, dated April 12, 2019 (Incorporated by reference as Exhibit 10.1 to the Company's Current Report on Form 8-K filed April 12, 2019)
10.14	Separation Agreement by and between Mawae Morton and Cyanotech Corporation, dated June 3, 2019 (Incorporated by reference as Exhibit 10.1 to the Company's Current Report on Form 8-K filed June 7, 2019)
10.15	Promissory note by and between First Hawaiian Bank and Cyanotech Corporation, dated April 30, 2020 (Incorporated by reference as Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 11, 2020)
21.1	Subsidiaries of the Company (Incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2012, File No. 0-14602)
23.1*	Consent of Independent Registered Public Accounting Firm signed June 23, 2020
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of June 23, 2020.
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of June 23, 2020.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed as of June 23, 2020.
99.1*	Press Release dated June 23, 2020.
101

The following financial information from our Annual Report on Form 10-K for fiscal year ended March 31, 2020, filed with the SEC on June 23, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets at March 31, 2020 and 2019, (ii) the Consolidated Statements of Operations for the years ended March 31, 2020, 2019 and 2018, (iii) the Consolidated Statements of Stockholders’ Equity for the years ended March 31, 2020, 2019 and 2018, (iv) the Consolidated Statements of Cash Flows for the years ended March 31, 2020 and 2019, and (v) Notes to Consolidated Financial Statements.

* Included herewith. Other exhibits were filed as shown above.

Schedule II

Cyanotech Corporation

Valuation and Qualifying Accounts

Years Ended March 31, 2020, 2019 and 2018

(in thousands)

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expense	Charged to Other Accounts	Deductions	Balance at End of Year
Allowance for Doubtful Accounts:
2020	$27	$—	$—	$14	$13
2019	27	—	—	—	27
2018	49	—	—	22	27

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23 day of June, 2020.

CYANOTECH CORPORATION

By:	/s/ Gerald R. Cysewski, PH.D.
Gerald R. Cysewski, PH.D.
Chief Executive Officer; Vice Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Gerald R. Cysewski, PH.D.	Chief Executive Officer; Vice Chairman of the Board	June 23, 2020
Gerald R. Cysewski, PH.D.	(Principal Executive Officer)

/s/ Brian Orlopp	Chief Financial Officer, Vice President—Finance and	June 23, 2020
Brian Orlopp	Administration (Principal Financial Officer)

/s/ Michael A. Davis	Chairman of the Board	June 23, 2020
Michael A. Davis

/s/ Nancy E. Katz	Director	June 23, 2020
Nancy Katz

/s/ Walter B. Menzel	Director	June 23, 2020
Walter B. Menzel

/s/ David M. Mulder	Director	June 23, 2020
David M. Mulder

/s/ David L. Vied	Director	June 23, 2020
David L. Vied

Exhibit Number	Document Description
3.1	Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, filed November 9, 2012, File No. 0-14602).
3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to the Company’s Report on Form 8-K filed January 13, 2010, File No. 0-14602)
4.1	Specimen Common Stock (Incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2007, File No. 0-14602)
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

10.6

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

10.7	2014 Independent Director Stock Option and Restricted Stock Grant Plan (Incorporated by reference to the Company’s Definitive Proxy Statement filed July 18, 2014)
10.8	2016 Equity Incentive Plan (Incorporated by reference to the Company’s Definitive Proxy Statement filed July 15, 2016).
10.9

Revolving Credit Agreement, by and between First Foundation Bank and the Company, dated June 3, 2016. (Incorporated by reference as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 1, 2016).

10.10

Supplemental Agreement No. 1 to Modify Sublease No. K-26, by and among Cellana LLC, the Natural Energy Laboratory of Hawaii Authority, and the Company, effective as of October 1, 2018 (Incorporated by reference as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 7, 2018)

10.11

Sublease No. K-26, by and between the Natural Energy Laboratory of Hawaii Authority and Cellana LLC (assigned to the Company), effective as of October 1, 2018 (Incorporated by reference as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 7, 2018)

10.12

Executive Employment Agreement, by and between Brian Orlopp and the Company, dated November 28, 2018 (Incorporated by reference as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 9, 2019)

10.13	Promissory Note by and between Skywords Family Foundation, Inc. and Cyanotech Corporation, dated April 12, 2019 (Incorporated by reference as Exhibit 10.1 to the Company's Current Report on Form 8-K filed April 12, 2019)
10.14	Separation Agreement by and between Mawae Morton and Cyanotech Corporation, dated June 3, 2019 (Incorporated by reference as Exhibit 10.1 to the Company's Current Report on Form 8-K filed June 7, 2019)
10.15	Promissory note by and between First Hawaiian Bank and Cyanotech Corporation, dated April 30, 2020 (Incorporated by reference as Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 11, 2020)
21.1	Subsidiaries of the Company (Incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2012)
23.1*	Consent of Independent Registered Public Accounting Firm signed June 23, 2020
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of June 23, 2020.
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of June 23, 2020.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed as of June 23, 2020.
99.1*	Press Release dated June 23, 2020.
101

The following financial information from our Annual Report on Form 10-K for fiscal year ended March 31, 2020, filed with the SEC on June 23, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets at March 31, 2020 and 2019, (ii) the Consolidated Statements of Operations for the years ended March 31, 2020, 2019 and 2018, (iii) the Consolidated Statements of Stockholders’ Equity for the years ended March 31, 2020, 2019 and 2018, (iv) the Consolidated Statements of Cash Flows for the years ended March 31, 2020 and 2019, and (v) Notes to Consolidated Financial Statements.