Form 10-Q
period 2020-06-30
CYANOTECH CORP
filed 2020-08-11
CIK 768408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended June 30, 2020

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

As of August 7, 2020, the number of shares outstanding of the registrant’s common stock was 6,030,688.

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

These forward-looking statements are subject to risk, uncertainties and assumptions about us and our operations that are subject to change based on various important factors, some of which are beyond our control, including those factors described in Item 2 of Part I of this quarterly report and in Item 1A of Part I of the Company’s Annual Report on Form 10-K filed on June 23, 2020. Additionally, the following factors, among others, could cause our financial performance to differ significantly from the goals, plans, objectives, intentions and expectations expressed in our forward-looking statements:

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

CYANOTECH CORPORATION

FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

CYANOTECH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	June 30, 2020	March 31, 2020
ASSETS
Current assets:
Cash	$3,325	$2,417
Accounts receivable, net of allowance for doubtful accounts of $13 at June 30, 2020 and March 31, 2020	2,013	2,154
Inventories, net	10,094	9,653
Prepaid expenses and other current assets	468	504
Total current assets	15,900	14,728

Equipment and leasehold improvements, net	12,706	13,042
Operating lease right-of-use assets, net	3,757	3,834
Other assets	163	183
Total assets	$32,526	$31,787

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,633	$2,137
Accrued expenses	1,047	849
Customer deposits	123	327
Operating lease obligations, current portion	327	319
Short-term contract obligation	19	38
Line of credit	2,000	2,000
Current maturities of long-term debt	2,196	689
Total current liabilities	7,345	6,359

Long-term debt, less current maturities	5,719	6,009
Long-term operating lease obligations	3,434	3,519
Other long-term liabilities	39	54
Total liabilities	16,537	15,941

Commitments and contingencies

Stockholders’ equity:
Preferred stock of $0.01 par value, authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock of $0.02 par value, authorized 50,000,000 shares; issued and outstanding 6,028,312 shares at June 30, 2020 and 6,011,885 shares at March 31, 2020	120	120
Additional paid-in capital	32,999	32,994
Accumulated deficit	(17,130)	(17,268)
Total stockholders’ equity	15,989	15,846
Total liabilities and stockholders’ equity	$32,526	$31,787

See accompanying notes to condensed consolidated financial statements

CYANOTECH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,
	2020	2019

Net sales	$7,352	$8,071
Cost of sales	4,377	4,396
Gross profit	2,975	3,675

Operating expenses:
General and administrative	1,328	2,031
Sales and marketing	1,244	1,408
Research and development	135	187
Total operating expenses	2,707	3,626

Income from operations	268	49

Interest expense, net	(131)	(185)

Income (loss) before income taxes	137	(136)

Income tax benefit	(1)	(3)

Net income (loss)	$138	$(133)

Net income (loss) per share:
Basic	$0.02	$(0.02)
Diluted	$0.02	$(0.02)

Shares used in calculation of net income (loss) per share:
Basic	6,029	5,919
Diluted	6,036	5,919

See accompanying notes to condensed consolidated financial statements

CYANOTECH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

 (Unaudited)

Three months ended June 30, 2020 and 2019

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	(in thousands, except per share data)
Balances at March 31, 2020	6,011,885	$120	$32,994	$(17,268)	$15,846
Settlement agreement with former executive	11,400	—	—	—	—
Shares withheld from former executive for tax payments	(3,635)	—	—	—	—
Issuance of vested shares of restricted stock	13,832	—	(5)	—	(5)
Shares withheld for tax payments	(5,170)	—	—	—	—
Share-based compensation expense	—	—	10	—	10
Net income	—	—	—	138	138
Balances at June 30, 2020	6,028,312	$120	$32,999	$(17,130)	$15,989

Balances at March 31, 2019	5,879,710	$117	$32,447	$(17,655)	$14,909
Issuance of common stock for exercise of stock options	—	—	4	—	4
Settlement agreement with former executive	—	—	320	—	320
Issuance of vested shares of restricted stock	15,019	1	(18)	—	(17)
Shares withheld for tax payments	(5,147)	—	—	—	—
Share-based compensation expense	—	—	21	—	21
Net loss	—	—	—	(133)	(133)
Balances at June 30, 2019	5,889,582	$118	$32,774	$(17,788)	$15,104

See accompanying notes to condensed consolidated financial statements

CYANOTECH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$138	$(133)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	467	491
Amortization of debt issue costs and other assets	31	17
Amortization of operating leases right-of-use assets	77	71
Share-based compensation expense	10	341
Net (increase) decrease in assets:
Accounts receivable	141	188
Inventories	(441)	(296)
Prepaid expenses and other assets	33	40
Net increase (decrease) in liabilities:
Accounts payable	(504)	(1,180)
Accrued expenses	198	120
Customer deposits	(204)	(461)
Operating lease obligations	(77)	(71)
Deferred rent and other liabilities	(15)	—
Net cash used in operating activities	(146)	(873)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in equipment and leasehold improvements	(131)	(48)
Net cash used in investing activities	(131)	(48)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on short-term contract obligation	(19)	(184)
Proceeds from long-term debt – related party	—	1,500
Proceeds from long-term debt – PPP loan	1,381	—
Principal payments on long-term debt	(163)	(148)
Payments on capitalized leases	(9)	(19)
Taxes paid related to net share settlement of restricted stock units	(5)	(17)
Proceeds from exercise of stock options	—	4
Net cash provided by financing activities	1,185	1,136
Net increase in cash	908	215
Cash and restricted cash at beginning of period	2,417	840
Cash and restricted cash at end of period	$3,325	$1,055

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$117	$166
Income taxes	$—	$—

See accompanying notes to condensed consolidated financial statements

CYANOTECH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

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

Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year. The Condensed Consolidated Balance Sheet as of March 31, 2020 was derived from the audited consolidated financial statements. These condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements for the year ended March 31, 2020, contained in the Company’s annual report on Form 10-K as filed with the SEC on June 23, 2020.

Liquidity and Capital Resources

As of June 30, 2020, the Company had cash of $3,325,000 and working capital of $8,555,000 compared to $2,417,000 and $8,369,000, respectively, at March 31, 2020. The Company has a Revolving Credit Agreement (“Credit Agreement”) with First Foundation Bank (“Bank”) that allows the Company to borrow up to $2,000,000 on a revolving basis. At June 30, 2020 and March 31, 2020, the Company had outstanding borrowings of $2,000,000 on the line of credit.  The line of credit is subject to renewal on August 30, 2020 and the Company intends to renew or replace it with another line of credit on or before the expiration date.

As of June 30, 2020, the Company had $5,094,000 in long-term debt (“Term Loans”) payable to the Bank that require the payment of principal and interest monthly through August 2032. Pursuant to the Term Loans and the Credit Agreement, the Company is subject to annual financial covenants, customary affirmative and negative covenants and certain subjective acceleration clauses. As of March 31, 2019, the Company’s debt service coverage ratio of -0.66:1 fell short of the Bank's annual requirement of 1.25:1. Additionally, on March 31, 2019, the Company’s current ratio of 1.49:1 fell short of the Bank’s annual requirement of 1.50:1.  On June 17, 2019, the Bank provided the Company with a letter waiving the covenant violations as of March 31, 2019, but noting that the Bank reserved its rights to declare a default in the future if any covenants remain out of compliance at applicable measurement dates. As of March 31, 2020, the Company was in compliance with all required annual financial covenants under the Term Loans and the Credit Agreement.

In response to the coronavirus (“COVID-19”) pandemic and the uncertainty surrounding the pandemic, in May 2020, the Company obtained a Paycheck Protection Program (“PPP”) loan in the amount of $1,381,000, under the Coronavirus Aid, Relief, and Economics Security Act (“CARES Act”). The proceeds were used in the first quarter of fiscal 2021 for certain payroll costs in accordance with the PPP (see Note 6). In April 2019, the Company obtained an unsecured subordinated loan in the amount of $1,500,000 from a related party (see Notes 6 and 13). The proceeds were used to pay down accounts payable and for general operating capital purposes.

Funds generated by operating activities and available cash are expected to continue to be the Company’s most significant sources of liquidity for working capital requirements, debt service and funding of maintenance levels of capital expenditures. In fiscal year 2020, the Company began a strategic cost savings initiative that included the elimination of positions through attrition and the elimination of open positions to create a leaner organization, and the Company is continuing the cost savings initiative in fiscal year 2021.

Based upon the Company’s operating plan and related cash flow and financial projections, cash flows expected to be generated by operating activities and available financing are expected to be sufficient to fund its operations through at least June 30, 2021, and its debt service coverage ratio and current ratio covenants are expected to be in compliance with the annual Term Loans and Credit Agreement covenant requirements as of March 31, 2021, the next measurement date. However, no assurances can be provided that the Company will achieve its operating plan and cash flow projections for the next fiscal years or its projected consolidated financial position as of March 31, 2021. Such estimates are subject to change based on future results and such change could cause future results to vary significantly from expected results.

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

Concentration Risk

A significant portion of revenue and accounts receivable are derived from a few major customers. For the three months ended June 30, 2020 and 2019, two customers accounted for 13% and 9%, and 32% and 18%, respectively, of the Company’s net sales. Three and two customers accounted for 68% and 80%, respectively, of the Company’s accounts receivable balance at June 30, 2020 and March 31, 2020, respectively.

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

Customer contract liabilities consist of customer deposits received in advance of fulfilling an order and are shown separately on the consolidated balance sheets. During the three months ended June 30, 2020 and 2019, the Company recognized $251,000 and $511,000, respectively, of revenue from deposits that were included in contract liabilities as of March 31, 2020 and 2019, respectively. The Company’s contracts have a duration of one year or less and therefore, the Company has elected the practical expedient of not disclosing revenues allocated to partially unsatisfied performance obligations.

Disaggregation of Revenue

The following table represents revenue disaggregated by major product line and extraction services for the:

($ in thousands)	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019
Packaged sales
Astaxanthin packaged	$3,242	$4,610
Spirulina packaged	1,842	1,914
Total packaged sales	5,084	6,524

Bulk sales
Astaxanthin bulk	419	174
Spirulina bulk	1,530	1,233
Total bulk sales	1,949	1,407

Contract extraction revenue	319	140
Total net sales	$7,352	$8,071

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

In November 2018, the FASB issued ASU 2018-18 – Collaborative Arrangements (“ASU 2018-18”), which clarifies that certain transactions between collaborative arrangement participants should be accounted for as revenue when the collaborative arrangement participant is a customer in the context of a unit of account and precludes recognizing as revenue consideration received from a collaborative arrangement participant if the participant is not a customer. This ASU requires retrospective adoption to the date the Company adopted ASC 606, April 1, 2018, by recognizing a cumulative-effect adjustment to the opening balance of retained earnings of the earliest annual period presented. The Company adopted ASU 2018-18 as of April 1, 2020 with no impact on its financial statements.

In August 2018, the FASB issued ASU 2018-15, “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract” (“ASU No. 2018-15”), which aligns the capitalization requirements for implementation costs incurred in a hosting arrangement that is a service contract with the existing capitalization requirements for implementation costs incurred to develop or obtain internal-use software (Subtopic 350-40). The Company adopted AUD No. 2018-15 as of April 1, 2020 with no impact on its financial statements.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement - Disclosure Framework (Topic 820)” (“ASU No. 2018-13”). The updated guidance improves the disclosure requirements on fair value measurements. The Company adopted this standard as of April 1, 2020, with no impact to its disclosures.

Recently Issued Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes”(“ASU 2019-12”), which as part of its Simplification Initiative to reduce the cost and complexity in accounting for income taxes, removes certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also amends other aspects of the guidance to help simplify and promote consistent application of GAAP. The guidance is effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this standard on its financial statements.

3.	INVENTORIES

Inventories are stated at the lower of cost or net realizable value. Cost is determined by the first-in, first-out method. Inventories consist of the following as of:

	June 30, 2020	March 31, 2020
	(in thousands)
Raw materials	$481	$397
Work in process	4,959	4,172
Finished goods	4,455	4,945
Supplies	199	139
Inventories, net	$10,094	$9,653

The Company recognizes abnormal production costs, including fixed cost variances from normal production capacity, as an expense in the period incurred. The Company has not expensed abnormal production costs for the three months ended June 30, 2020 or 2019. Non-inventoriable fixed costs of $28,000 and $14,000 were expensed to cost of sales for the three months ended June 30, 2020 and 2019, respectively.

4.	EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements consist of the following as of:

	June 30, 2020	March 31, 2020
	(in thousands)
Equipment	$18,860	$18,841
Leasehold improvements	14,754	14,736
Furniture and fixtures	369	369
	33,983	33,946
Less accumulated depreciation and amortization	(21,646)	(21,179)
Construction-in-progress	369	275
Equipment and leasehold improvements, net	$12,706	$13,042

Management has determined no asset impairment existed as of June 30, 2020 and March 31, 2020, respectively. Depreciation and amortization expense were approximately $467,000 and $491,000 for the three months ended June 30, 2020 and 2019, respectively.

5.	SHORT-TERM CONTRACT OBLIGATION

On November 30, 2018 the Company completed the purchase of a six-acre production and research facility from Cellana LLC (“Cellana”) under a purchase agreement that was signed August 31, 2018. In accordance with the terms of the third amendment to the asset purchase agreement, the Company acquired the asset for $495,000 with a cash down payment of $100,000 leaving a short-term obligation of $395,000 on the asset purchase.

The short-term obligation was comprised of two separate loans in the principal amount of $180,000 and $215,000. The first loan of $180,000 bore an interest rate of 6.25% and was payable in four monthly installments of principal and interest. The loan commenced on December 1, 2018 and matured on July 15, 2019. There are no principal amounts outstanding at June 30, 2019 or March 31, 2020.

The second loan had a principal amount of $215,000 and was a non-interest bearing loan that was payable in twelve monthly installments. The loan commenced on December 1, 2018 and matured on October 15, 2019. This contract contained a hold back of $38,000 pending resolution of certain closing items by the seller, which have been resolved. The principal amounts outstanding at June 30, 2020 and March 31, 2020 were $19,000 and $38,000, respectively.

6.	LINE OF CREDIT AND LONG-TERM DEBT

Total debt consists of the following as of:

	June 30, 2020	March 31, 2020
	(in thousands)
Line of credit	$2,000	$2,000
Long-term debt	5,195	5,367
Debt - related party	1,500	1,500
Long-term debt – PPP loan	1,381	—
Less current maturities	(4,196)	(2,689)
Long-term debt, excluding current maturities	5,880	6,178
Less unamortized debt issuance costs	(161)	(169)
Total long-term debt, net of current maturities and unamortized debt issuance costs	$5,719	$6,009

Line of Credit and Term Loans

On August 30, 2016, the Credit Agreement, which the Company entered into with the Bank on June 3, 2016, became effective after the Company and the Bank received the necessary approvals from the State of Hawaii to secure the lien on the Company’s leasehold property in Kona, Hawaii. The Credit Agreement allows the Company to borrow up to $2,000,000 on a revolving basis. Borrowings under the Credit Agreement bear interest at the Wall Street Journal prime rate (3.25% and 4.75% at June 30, 2020 and March 31, 2020, respectively) plus 2%, floating.

At both June 30, 2020 and March 31, 2020, the outstanding balance under the Credit Agreement was $2,000,000. The line of credit, which is subject to annual renewal, was renewed on August 30, 2019 and will be subject to renewal upon expiration on August 30, 2020. Pursuant to the August 30, 2019 renewal, the current ratio covenant was 1.50:1 and is applicable to both the line of credit and term loans with the Bank.

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

 The provisions of the 2015 Loan require the payment of principal and interest until its maturity on September 1, 2022, the obligation fully amortizes over seven (7) years. Interest on the 2015 Loan accrues on the outstanding principal balance at an annual variable rate equal to the published Wall Street Journal prime rate (3.25% and 4.75% at June 30, 2020 and March 31, 2020, respectively) plus 2.0% and is adjustable on the first day of each calendar quarter and fixed for that quarter. At no time shall the annual interest rate be less than 6.0%. The 2015 Loan has a prepayment penalty of 5.0% for any prepayment made prior to the first anniversary of the date of the 2015 Loan Agreement, which penalty is reduced by 1.0% each year thereafter until the fifth anniversary of such date, after which there is no prepayment penalty. The balance under the 2015 Loan was $931,000 and $1,027,000 at June 30, 2020 and March 31, 2020, respectively, and was included in long-term debt in the debt table above.

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

The provisions of the 2012 Loan required the payment of interest only for the first 12 months of the term; thereafter, and until its maturity on August 14, 2032, the obligation fully amortizes over nineteen (19) years. Interest on the 2012 Loan accrues on the outstanding principal balance at an annual variable rate equal to the published Wall Street Journal prime rate (3.25% and 4.75% at June 30, 2020 and March 31, 2020, respectively) plus 1.0% and is adjustable on the first day of each calendar quarter and fixed for that quarter. At no time shall the annual interest rate be less than 5.5%. The balance under the 2012 Loan was $4,163,000 and $4,222,000 at June 30, 2020 and March 31, 2020, respectively, and was included in long-term debt in the debt table above.

The 2015 Loan includes a one-time origination and guaranty fee totaling $113,900 and an annual renewal fee payable in the amount of 0.5% of the USDA guaranteed portion of the outstanding principal balance as of December 31 of each year, beginning December 31, 2015. The USDA has guaranteed 80% of all amounts owing under the 2015 Loan. The 2012 Loan included a one-time origination and guaranty fees totaling $214,500 and an annual renewal fee payable in the amount of 0.25% of the USDA guaranteed portion of the outstanding principal balance as of December 31 of each year, beginning December 31, 2012. The USDA has guaranteed 80% of all amounts owing under the 2012 Loan. The balance in unamortized debt issuance costs was $161,000 and $169,000 at June 30, 2020 and March 31, 2020, respectively.

Loan Covenants

The Company’s Credit Agreement, 2015 Loan and 2012 Loan are subject to annual debt service and other financial covenants, including covenants which require the Company to meet key financial ratios and customary affirmative and negative covenants.  As of March 31, 2020, the Company was in compliance with all required annual financial covenants. The next remeasurement date will be March 31, 2021.

Long-term Debt – PPP

In May 2020, the Company obtained a PPP loan in the amount of $1,381,000, which bears interest at a rate of 1% per annum, payable monthly commencing on November 5, 2020, following an initial deferral period as specified under the PPP, and matures on May 5, 2022.  The Company has used the proceeds of the PPP loan for certain payroll costs in accordance with the PPP. Under the terms of the PPP, up to the entire amount of principal and accrued interest may be forgiven to the extent the proceeds are used for qualifying expenses as determined by the guidance of the U.S. Small Business Administration under the PPP. There can be no assurance, however, that the PPP loan will be forgiven in whole or in part. The balance under this loan was $1,381,000 at June 30, 2020.

Debt – Related Party

In April 2019, the Company obtained an unsecured subordinated loan in the amount of $1,500,000, which bears interest at the Wall Street Journal prime rate, plus 1%, or 4.25% and 5.5% at June 30, 2020 and March 30, 2020, respectively, and is payable quarterly.  The principal amount and any accrued and unpaid interest are due in April 2021 (see Note 13).  The balance under this loan was $1,500,000 at June 30, 2020 and March 31, 2020 and was included in current maturities of long-term debt and long-term debt, respectively, in the debt table above.

Equipment Finance Agreement

In October 2017, the Company entered into an Equipment Finance Agreement (the “Equipment Agreement”) with a lender, which provides up to $175,000 of financing for equipment. The interest rate on this loan is 4.75%. The provisions of the Equipment Agreement require the payment of principal and interest until its maturity on October 31, 2022. The balance under this loan was $86,000 and $94,000 at June 30, 2020 and March 31, 2020, respectively, and was included in long-term debt in the debt table above.

 Finance Lease Obligations

In February 2016, the Company executed a finance lease agreement with Bank of the West providing for $51,000 in equipment, secured by the equipment financed. The finance lease matures in March 2021 and is payable in 60 equal monthly payments. The interest rate under this finance lease is 4.18%. The balance under this lease was $8,000 and $11,000 at June 30, 2020 and March 31, 2020, respectively, and was included in long-term debt in the debt table above.

In July 2015, the Company executed a finance lease agreement with Huntington Technology Finance providing for $174,000 in equipment, secured by the equipment financed. The finance lease matures in July 2020 and is payable in 60 equal monthly payments. The interest rate under this lease is 6.57%. The balance under this lease was $7,000 and $13,000 at June 30, 2020 and March 31, 2020, respectively, and was included in long-term debt in the debt table above.

Future principal payments under the loans and finance lease obligations at June 30, 2020 are as follows:

Payments Due	(in thousands)
Remainder of 2021	$520
2022	2,213
2023	1,858
2024	289
2025	306
Thereafter	2,890
Total principal payments	$8,076

7.	OPERATING LEASES

The Company leases it facilities, equipment and land under non-cancelable operating leases expiring through 2037. One of its facility leases contains price escalations and a renewal option for five years. Right-of-use assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Right-of-use assets and liabilities were recognized at April 1, 2019 based on the present value of lease payments over the lease term, using the Bank’s incremental borrowing rate based on the information available at recognition, and the Company has elected to exclude non-lease components. At June 30, 2020, the weighted average remaining lease terms is 13.8 years, the weighted average discount rate is 7.5% and for both the three months ended June 30, 2020 and 2019, the operating lease costs are $147,000.

Supplemental balance sheet information related to operating leases consist of the following as of:

Balance Sheet Account	Balance Sheet Classification	June 30, 2020	March 31, 2020
		(in thousands)
Right-of-use assets	Operating lease right-of-use assets	$4,128	$4,128
Accumulated lease amortization	Operating lease right-of-use assets	(371)	(294)

Total right-of-use assets		$3,757	$3,834

Current lease liabilities	Operating lease obligations	327	319
Non-current lease liabilities	Long-term operating lease obligations	3,434	3,519

Total lease liabilities		$3,761	$3,838

Maturities of lease liabilities at June 30, 2020 are as follows:

Payments	(in thousands)
Remainder of 2021	$595
2022	591
2023	482
2024	371
2025	365
Thereafter	3,606
Total undiscounted lease payments	6,010
Less: present value discount	(2,249)
Total lease liability balance	$3,761

8.	ACCRUED EXPENSES

Accrued expenses consist of the following as of:

	June 30, 2020	March 31, 2020
	(in thousands)
Wages, commissions, bonus and profit sharing	$443	$295
Vacation	357	301
Rent, interest and legal	115	76
Other accrued expenses	132	177
Total accrued expenses	$1,047	$849

9.	COMMITMENTS AND CONTINGENCIES

From time to time, the Company may be involved in litigation and investigations relating to claims and matters arising out of its operations in the normal course of business.

On October 2, 2019, a shareholder of the Company, Meridian OHC Partners, LP (“Meridian”), filed a complaint in the United States District Court, District of Hawaii, against the Board of Directors seeking to proceed derivatively on behalf of the Company. The Company is named as a nominal defendant. The complaint alleges, among other things, that the directors have breached their fiduciary duties, in overseeing the Company. Meridian seeks declaratory and injunctive relief and an award of damages to the Company. The case is Meridian v. Davis et al. (Cyanotech), No. 19-cv-0536 (D. Hawaii). The Company and the defendants filed motions to dismiss, and the court granted these motions and dismissed the complaint with prejudice on July 15, 2020.

10.	SHARE-BASED COMPENSATION

The Company has share-based compensation plans, which are more fully described in Note 10, Share-Based Compensation, to the Consolidated Financial Statements included in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2020 as filed with the SEC on June 23, 2020.

As of June 30, 2020, the Company had two equity-based compensation plans: the 2016 Equity Incentive Plan (the “2016 Plan”) and the 2014 Independent Director Stock Option and Restricted Stock Grant Plan (the “2014 Directors Plan”). The Company has also issued stock options, which remain outstanding as of June 30, 2020, under two equity-based compensation plans which have expired according to their terms: the 2005 Stock Option Plan (the “2005 Plan”) and the 2004 Independent Director Stock Option and Stock Grant Plan (the “2004 Directors Plan”). These plans allowed the Company to award stock options and shares of restricted common stock to eligible employees, certain outside consultants and independent directors. No additional awards will be issued under the 2005 Plan or the 2004 Directors Plan.

The following table presents shares authorized, available for future grant and outstanding under each of the Company’s plans:

	As of June 30, 2020
	Authorized	Available	Outstanding

2016 Plan	1,300,000	1,174,115	71,568
2014 Directors Plan	350,000	109,518	12,000
2005 Plan	—	—	238,300
2004 Directors Plan	—	—	12,000
Total	1,650,000	1,283,633	333,868

Stock Options

All stock option grants made under the equity-based compensation plans were issued at exercise prices no less than the Company’s closing stock price on the date of grant. Options under the 2016 Plan, 2005 Plan and 2014 Directors Plan were determined by the Board of Directors or the Compensation Committee of the Board of Directors in accordance with the provisions of the respective plans.  The terms of each option grant include vesting, exercise, and other conditions set forth in a Stock Option Agreement evidencing each grant. No option can have a life in excess of ten (10) years. The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model. The model requires various assumptions, including a risk-free interest rate, the expected term of the options, the expected stock price volatility over the expected term of the options, and the expected dividend yield. Compensation expense for employee stock options is recognized ratably over the vesting term. Compensation expense recognized for options issued under all Plans was $5,000 and $113,000 for the three months ended June 30, 2020 and 2019, respectively. For the three months ended June 30, 2019, compensation expense included $109,000 related to a settlement agreement with a former executive.

A summary of option activity under the Company’s stock plans for the three months ended June 30, 2020 is presented below:

Option Activity	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at March 31, 2020	318,300	$4.08	3.0	$—
Granted	—	$—
Exercised	—	$—
Forfeited	(1,000)	$3.63
Outstanding at June 30, 2020	317,300	$4.08	2.8	$1,100
Exercisable at June 30, 2020	279,800	$4.23	2.0	$1,100

The aggregate intrinsic value in the table above is before applicable income taxes and represents the excess amount over the exercise price optionees would have received if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price of $2.33 and $2.06 at June 30, 2020 and March 31, 2020, respectively.

A summary of the Company’s non-vested options for the three months ended June 30, 2020 is presented below:

Nonvested Options	Shares	Weighted Average Grant-Date Fair Value
Nonvested at March 31, 2020	37,500	$1.52
Vested	—	—
Nonvested at June 30, 2020	37,500	$1.52

As of June 30, 2020, total unrecognized stock-based compensation expense related to all unvested stock options was $48,000, which is expected to be expensed over a weighted average period of 2.5 years.

Restricted Stock Units (“RSUs”)

RSUs are service-based awards granted to eligible employees under the 2016 Plan. Compensation expense recognized for RSUs issued under the 2016 Plan was $5,000 and $23,000 for the three months ended June 30, 2020 and 2019, respectively. For the three months ended June 30, 2019, compensation expense included $6,000 related to a settlement agreement with a former executive.

The following table summarizes information related to awarded RSUs for the three months ended June 30, 2020:

Nonvested Restricted Stock Units	Shares	Weighted Average Grant Price
Nonvested restricted stock units at March 31, 2020	12,766	$3.98
Granted	9,400	2.07
Vested	(5,498)	3.93
Forfeited	(100)	2.07
Nonvested restricted stock units at June 30, 2020	16,568	$2.92

As of June 30, 2020, total unrecognized stock-based compensation expense related to unvested restricted stock units was $32,000, which is expected to be expensed over a weighted average period of 2.8 years.

On July 30, 2020, 19,247 RSUs were awarded to employees and officers of the Company. This award is valued at $2.19 per share, the closing market price of Cyanotech common stock on the grant date, and vests over a period of three years.

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

The Company utilizes its estimated annual effective tax rate to determine its provision or benefit for income taxes for interim periods. The income tax provision or benefit is computed by multiplying the estimated annual effective tax rate by the year to date pre-tax book income (loss). The Company recorded an income tax benefit of $1,000 and $3,000 for the three months ended June 30, 2020 and 2019, respectively. The Company’s effective tax rate was 0.4% and 2.3% for the three months ended June 30, 2020 and 2019, respectively. The effective tax rates for the three months ended June 30, 2020 and 2019 differ from the statutory rate of 21% as a result of state taxes (net of federal benefit) and the net change in valuation allowance against the net deferred tax asset the Company believes is not more likely than not to be realized.  The Company continues to carry a full valuation allowance on its net deferred tax assets.

The Company is subject to taxation in the United States and seven state jurisdictions. The preparation of tax returns requires management to interpret the applicable tax laws and regulations in effect in such jurisdictions, which could affect the amount of tax paid by the Company. Management, in consultation with its tax advisors, files its tax returns based on interpretations that are believed to be reasonable under the circumstances. The income tax returns, however, are subject to routine reviews by the various taxing authorities.  As part of these reviews, a taxing authority may disagree with respect to the tax positions taken by management (“uncertain tax positions”) and therefore may require the Company to pay additional taxes. Management evaluates the requirement for additional tax accruals, including interest and penalties, which the Company could incur as a result of the ultimate resolution of its uncertain tax positions. Management reviews and updates the accrual for uncertain tax positions as more definitive information becomes available from taxing authorities, completion of tax audits, expiration of statute of limitations, or upon occurrence of other events.

At June 30, 2020 and 2019, there was no liability for income tax associated with unrecognized tax benefits. The Company recognizes accrued interest related to unrecognized tax benefits as well as any related penalties in interest income or expense in its consolidated condensed statements of operations, which is consistent with the recognition of these items in prior reporting periods.

With few exceptions, the Company is no longer subject to U.S. federal, state, local, and non-U.S. income tax examination by tax authorities for tax years before 2016.

In response to the COVID-19 pandemic, the CARES Act was signed into law in March 2020. The CARES Act lifts certain deduction limitations originally imposed by the Tax Act. Corporate taxpayers may carryback net operating losses originating during 2018 through 2020 for up to five years, which was not previously allowed under the Tax Act. The CARES Act also eliminates the 80% of taxable income limitations by allowing corporate entities to fully utilize net operating loss carryforwards to offset taxable income in 2018, 2019 and 2020. The CARES Act allows taxpayers with alternative minimum tax credits to claim a refund in 2020 for the entire amount of the credits instead of recovering the credits through refunds over a period of years, as originally enacted by the Tax Act.

In addition, the CARES Act increases the limitation applied to the deductibility of business interest from 30% of adjusted taxable income to 50% of adjusted taxable income for the 2019 and 2020 tax years, raises the corporate charitable deduction limit to 25% of taxable income, and makes qualified improvement property generally eligible for 15-year cost-recovery and 100% bonus depreciation. The enactment of the CARES Act did not result in any material adjustments to the Company’s income tax provision for the three months ended June 30, 2020.

12.	EARNINGS PER SHARE

Basic earnings (loss) per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the potentially dilutive effect of outstanding stock options using the treasury stock method.

Reconciliations between the numerator and the denominator of the basic and diluted income (loss) per share computations for the three months ended June 30, 2020 and 2019 are as follows:

	Three Months Ended June 30, 2020
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands)
Basic income per share	$138	6,029	$0.02
Effective dilutive securities – restricted stock units	—	7	—
Diluted income per share	$138	6,036	$0.02

	Three Months Ended June 30, 2019
	Net Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands)

Basic and diluted loss per share	$(133)	5,919	$(0.02)

Basic and diluted per share amounts are the same in periods of a net loss, because common share equivalents are anti-dilutive when a net loss is recorded. Diluted earnings per share does not include the impact of common stock options totaling 50,000 for the three months ended June 30, 2019, as the effect of their inclusion would be anti-dilutive. Restricted stock units become dilutive within the period granted and remain dilutive until the units vest and are issued as common stock. Diluted earnings per share does not include the impact of restricted stock units totaling 14,646 for the three months ended June 30, 2019, as the effect of their inclusion would be anti-dilutive.

13.	RELATED PARTY TRANSACTIONS

During the three months ended June 30, 2019, the Company obtained an unsecured subordinated loan from Skywords Family Foundation, Inc. (“Skywords”) in the principal amount of $1,500,000 pursuant to a Promissory Note (“the Skywords Note”) executed by the Company in favor of Skywords. Skywords is controlled by the Company’s Chairman of the Board of Directors and largest stockholder. The Skywords Note bears interest at a rate of 1% plus the prime rate (as published by the Wall Street Journal), which will be recalculated and payable on a quarterly basis. The principal amount and any accrued and unpaid interest will be due and payable on April 12, 2021, unless accelerated in an event of default. The Company may prepay the Skywords Note at any time without penalty. The proceeds of the Skywords Note were used to pay down accounts payable and for general operating capital purposes. At both June 30, 2020 and March 31, 2020, the Skywords Note principal balance was $1,500,000. The loan balance at June 30, 2020 was included in current maturities of long-term debt and at March 31, 2020 was included in long-term debt on the Condensed Consolidated Balance Sheets.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview:

We are a world leader in the production of high value natural products derived from microalgae. Incorporated in 1983, we are guided by the principle of providing beneficial, quality microalgal products for health and human nutrition in a sustainable, reliable and environmentally sensitive operation. We are Good Manufacturing Practices (“GMP”) certified by the Merieux NutriSciences, reinforcing our commitment to quality in our products, quality in our relationships (with our customers, suppliers, employees and the communities we live in), and quality of the environment in which we work. Our products include:

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

Our production of these products at the 96-acre facility on the Kona Coast of the island of Hawaii provides several benefits. We selected the Keahole Point location in order to take advantage of relatively consistent warm temperatures, sunshine and low levels of rainfall needed for optimal cultivation of microalgae. This location also offers us access to cold deep ocean water, drawn from an offshore depth of 2,000 feet, which we use in our Ocean-Chill Drying system to eliminate the oxidative damage caused by standard drying techniques and as a source of trace nutrients for microalgal cultures. The area is also designated a Biosecure Zone, with tight control of organisms allowed into the area and free of genetically modified organisms (“GMO”). We believe that our technology, systems, processes and favorable growing location generally permit year-round harvest of our microalgal products in a cost-effective manner.

Results of Operations

The following tables present selected consolidated financial data for each of the periods indicated ($ in thousands):

	Three Months Ended
	June 30,
	2020	2019
Net sales	$7,352	$8,071
Net sales decrease	(8.9)%
Gross profit	$2,975	$3,675
Gross profit as % of net sales	40.5%	45.5%
Operating expenses	$2,707	$3,626
Operating expenses as % of net sales	36.8%	44.9%
Operating income	$268	$49
Operating income as % of net sales	3.6%	0.6%
Income tax benefit	$(1)	$(3)
Net income (loss)	$138	$(133)

Comparison of the Three Months Ended June 30, 2020 and 2019

Net Sales (in thousands)

	Three Months Ended
	June 30,		$	%
	2020	2019	Change	Change
Packaged sales
Astaxanthin	$3,242	$4,610	$(1,368)	(29.7)%
Spirulina	1,842	1,914	(72)	(3.8)%
Total Packaged sales	$5,084	$6,524	$(1,440)	(22.1)%

Bulk sales
Astaxanthin	$419	$174	$245	140.8%
Spirulina	1,530	1,233	297	24.1%
Total Bulk sales	$1,949	$1,407	$542	38.5%

Contract extraction revenue	$319	$140	$179	127.9%

Total sales
Astaxanthin	$3,661	$4,784	$(1,123)	(23.5)%
Spirulina	3,372	3,147	225	7.1%
Contract extraction revenue	319	140	179	127.9%
Total sales	$7,352	$8,071	$(719)	(8.9)%

Net Sales The net sales decrease of 8.9% for the current quarter compared to the same period last year was primarily driven by a 29.7% and 3.8% decrease in astaxanthin and spirulina packaged sales, respectively, offset by an increase in bulk sales for both astaxanthin and spirulina and contract extraction sales. The decrease in packaged sales was primarily due to the restrictions surrounding the COVID-19 pandemic for one of our major customers in the current quarter.

Gross Profit Gross profit as a percent of net sales decreased by 5.0 percentage points compared to the same period last year, which was primarily the result of sales product mix.

Operating Expenses Operating expenses decreased by $0.9 million for the current quarter compared to the same period last year, primarily due to lower promotional and marketing spending of $0.2 million and legal and audit expenses of $0.2 million. Decreased general and administrative expenses were also lower in the current year quarter as the prior year quarter included expenses related to the severance of a former executive.

 Income Taxes We recorded an income tax benefit of $1,000 for the first quarter of this fiscal year with an effective tax rate of 0.4% compared to an income tax benefit of $3,000 for the same period last year with an effective tax rate of 2.3%.  We continue to carry a full valuation allowance on our net deferred tax assets.

Liquidity and Capital Resources

As of June 30, 2020, we had cash of $3.3 million and working capital of $8.6 million compared to $2.4 million and $8.4 million, respectively, at March 31, 2020.  The Company has a Credit Agreement with the Bank that allows us to borrow up to $2.0 million on a revolving basis. At June 30, 2020 and March 31, 2020, we had outstanding borrowings of $2.0 million on the line of credit. The line of credit is subject to renewal on August 30, 2020 and we intend to renew or replace it with another line of credit on or before the expiration date.

As of June 30, 2020, we had $5.1 million in Term Loans payable to the Bank that require the payment of principal and interest monthly through August 2032. Pursuant to the Term Loans and the Credit Agreement, we are subject to annual financial covenants, customary affirmative and negative covenants and certain subjective acceleration clauses. As of March 31, 2019, our debt service coverage ratio of -0.66:1 fell short of the Bank's annual requirement of 1.25:1. Additionally, on March 31, 2019, our current ratio of 1.49:1 fell short of the Bank’s annual requirement of 1.50:1.  On June 17, 2019, the Bank provided us with a letter waiving the covenant violations as of March 31, 2019, but noting that the Bank reserved its rights to declare a default in the future if any covenants remain out of compliance at applicable measurement dates. As of March 31, 2020, the Company was in compliance with all required annual financial covenants under the Term Loans and the Credit Agreement.

In response to the COVID-19 pandemic and the uncertainty surrounding the pandemic, in May 2020, we obtained a PPP loan in the amount of $1.4 million under the CARES Act. The proceeds were used in the first quarter of fiscal 2021 for certain payroll costs in accordance with the PPP. In April 2019, we obtained an unsecured subordinated loan in the amount of $1.5 million from a related party (see Notes 6 and 13 in the notes to condensed consolidated financial statements).  The proceeds were used to pay down accounts payable and for general operating capital purposes.

Funds generated by operating activities and available cash are expected to continue to be our most significant sources of liquidity for working capital requirements, debt service and funding of maintenance levels of capital expenditures. In fiscal year 2020, we began a strategic cost savings initiative that included the elimination of positions through attrition and the elimination of open positions to create a leaner organization, and we are continuing the cost savings initiative in fiscal year 2021.

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

Cash Flows The following table summarizes our cash flows for the periods indicated ($ in thousands):

	Three months ended June 30
	2020	2019
Total cash provided by (used in):
Operating activities	$(146)	$(873)
Investing activities	(131)	(48)
Financing activities	1,185	1,136

Increase in cash	$908	$215

Cash used in operating activities for the three months ended June 30, 2020 was the result of lower sales, an increase in inventory costs and decreases in accounts payable.

Cash used in investing activities for the three months ended June 30, 2020 includes costs for acquiring equipment at our Kona facility.

Cash provided by financing activities for the three months ended June 30, 2020 consists primarily of a $1.4 million increase for the new PPP loan obtained during the first quarter, offset by payments of short-term contract obligation and long-term debt.

Sources and Uses of Capital

At June 30, 2020, our working capital was $8.6 million, an increase of $0.2 million compared to March 31, 2020. The increase is due primarily to an increase in cash related to the PPP loan, a decrease in accounts payable, offset by the reclassification of the related party loan from long-term debt to short-term debt.

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

Our strategic direction has been to position as a world leader in the production and marketing of high-value natural products from microalgae. We are vertically aligned, producing raw materials in the form of microalgae processed at our 96-acre facility in Hawaii, and integrating those raw materials into finished products. In fiscal 2021, our primary focus is stabilizing our production volume, rationalizing market channel participation, executing on our strategic cost cutting programs, and leveraging our centers of core competence. We will continue to place emphasis on our Nutrex Hawaiian consumer products while exploring further opportunities for bulk sales orders for Spirulina and Astaxanthin, both domestically and internationally. Extraction services to third party customers utilizing our 1,000 bar super critical CO2 extractor process are expected to generate additional income throughout the year. We will leverage our experience and reputation for quality, nutritional products which promote health and well-being. The foundation of our nutritional products is naturally cultivated Hawaiian Spirulina Pacifica® in powder and tablet form; and BioAstin® Hawaiian Astaxanthin® antioxidant in extract and softgel form. Information about our Company and our products can be viewed at www.cyanotech.com and www.nutrex-hawaii.com. Consumer products can also be purchased online at www.nutrex-hawaii.com.

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

Our future results of operations and the other forward-looking statements contained in this Outlook, in particular the statements regarding revenues, gross margin and capital spending, involve a number of risks and uncertainties. In addition to the factors discussed above, any of the following could cause actual results to differ materially: business conditions and growth in the natural products industry and in the general economy; changes in customer order patterns; changes in demand for natural products in general; changes in weather conditions; changes in health and growing conditions of our astaxanthin and spirulina products; competitive factors, such as increased production capacity from competing spirulina and astaxanthin producers and the resulting impact, if any, on world market prices for these products; government actions and increased regulations both domestic and foreign; shortage of manufacturing capacity; and other factors beyond our control. Risk factors are discussed in detail in Part II, Item 1A of this quarterly report and in Part I, Item 1A of our Form 10-K report for the year ended March 31, 2020.

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

Off-Balance Sheet Arrangements

As of June 30, 2020, we had no off-balance sheet arrangements or obligations.

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

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the fiscal year ended March 31, 2020 filed with the SEC on June 23, 2020. In the three months ended June 30, 2020, there were no changes to the application of critical accounting policies previously disclosed in our most recent Annual Report on Form 10-K.

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management evaluated the effectiveness of our internal control over financial reporting as of June 30, 2020. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control - Integrated Framework” (2013 Framework). Based on our assessment, using those criteria, management concluded that our internal control over financial reporting was effective as of June 30, 2020.

Changes to Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2020 that has materially affected, or was reasonably likely to materially affect, our internal control over financial reporting.

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

This Form 10-Q should be read in conjunction with Item 9A “Controls and Procedures” of the Company’s Form 10-K for the fiscal year ended March 31, 2020, filed June 23, 2020.

PART II.     OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time the Company may be involved in litigation and investigations relating to claims and matters arising out of its operations in the normal course of business.

On October 2, 2019, a shareholder of the Company, Meridian OHC Partners, LP (“Meridian”), filed a complaint in the United States District Court, District of Hawaii, against the Board of Directors seeking to proceed derivatively on behalf of the Company. The Company is named as a nominal defendant. The complaint alleges, among other things, that the directors have breached their fiduciary duties, in overseeing the Company. Meridian seeks declaratory and injunctive relief and an award of damages to the Company. The case is Meridian v. Davis et al. (Cyanotech), No. 19-cv-0536 (D. Hawaii). The Company and the defendants filed motions to dismiss, and the court granted those motions and dismissed the complaint with prejudice on July 15, 2020.

Item 1A.	Risk Factors

For a discussion of the risk factors relating to our business, please refer to Part I, Item 1A of our Form 10-K for the year ended March 31, 2020, which is incorporated by reference herein.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

10.1

Promissory Note, dated April 30, 2020, by and between First Hawaiian Bank and Cyanotech Corporation (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 11, 2020).

31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of August 11, 2020.

31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of August 11, 2020.

32*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed as of August 11, 2020.

99.1*	Press Release dated August 11, 2020.

101

The following financial statements from Cyanotech Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

*Included herewith. Other exhibits were filed as shown above.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYANOTECH CORPORATION
(Registrant)

August 11, 2020	By:	/s/ Gerald R. Cysewski, PH.D.
(Date)		Gerald R. Cysewski, PH.D.
Chief Executive Officer; Vice Chairman of the Board

August 11, 2020	By:	/s/ Brian B. Orlopp
(Date)		Brian B. Orlopp
Chief Financial Officer, Vice President — Finance & Administration
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1

Promissory Note, dated April 30, 2020, by and between First Hawaiian Bank and Cyanotech Corporation (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 11, 2020).

31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of August 11, 2020.

31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of August 11, 2020.

32*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed as of August 11, 2020.

99.1*	Press Release dated August 11, 2020.

101

The following financial statements from Cyanotech Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements

*Included herewith. Other exhibits were filed as shown above.