Form 10-Q
period 2020-09-30
CYANOTECH CORP
filed 2020-11-12
CIK 768408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended September 30, 2020

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

As of November 6, 2020, the number of shares outstanding of the registrant’s common stock was 6,097,073.

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

CYANOTECH CORPORATION

FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

CYANOTECH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	September 30, 2020	March 31, 2020
ASSETS
Current assets:
Cash	$4,253	$2,417
Accounts receivable, net of allowance for doubtful accounts of $34 at September 30, 2020 and $13 at March 31, 2020	2,083	2,154
Inventories, net	10,074	9,653
Prepaid expenses and other current assets	433	504
Total current assets	16,843	14,728

Equipment and leasehold improvements, net	12,590	13,042
Operating lease right-of-use assets, net	3,678	3,834
Other assets	142	183
Total assets	$33,253	$31,787

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,300	$2,137
Accrued expenses	978	849
Customer deposits	198	327
Operating lease obligations, current portion	333	319
Short-term contract obligation	—	38
Line of credit	2,000	2,000
Current maturities of long-term debt	2,197	689
Total current liabilities	8,006	6,359

Long-term debt, less current maturities	5,550	6,009
Long-term operating lease obligations	3,349	3,519
Other long-term liabilities	37	54
Total liabilities	16,942	15,941

Commitments and contingencies

Stockholders’ equity:
Preferred stock of $0.01 par value, authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock of $0.02 par value, authorized 50,000,000 shares; issued and outstanding 6,097,073 shares at September 30, 2020 and 6,011,885 shares at March 31, 2020	122	120
Additional paid-in capital	33,164	32,994
Accumulated deficit	(16,975)	(17,268)
Total stockholders’ equity	16,311	15,846
Total liabilities and stockholders’ equity	$33,253	$31,787

See accompanying notes to condensed consolidated financial statements

CYANOTECH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019

Net sales	$8,571	$7,690	$15,923	$15,761
Cost of sales	5,270	4,627	9,647	9,023
Gross profit	3,301	3,063	6,276	6,738

Operating expenses:
General and administrative	1,472	1,157	2,800	3,188
Sales and marketing	1,374	1,343	2,618	2,751
Research and development	173	154	308	341
Total operating expenses	3,019	2,654	5,726	6,280

Income from operations	282	409	550	458

Interest expense, net	(121)	(182)	(251)	(367)

Income before income taxes	161	227	299	91

Income tax expense (benefit)	6	(1)	6	(4)

Net income	$155	$228	$293	$95

Net income per share:
Basic	$0.03	$0.04	$0.05	$0.02
Diluted	$0.03	$0.04	$0.05	$0.02

Shares used in calculation of net income per share:
Basic	6,054	5,965	6,042	5,942
Diluted	6,163	5,973	6,147	5,963

See accompanying notes to condensed consolidated financial statements

CYANOTECH CORPORATION

 CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

 (Unaudited)

Three months ended September 30, 2020 and 2019

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	(in thousands, except per share data)
Balances at June 30, 2020	6,028,312	$120	$32,999	$(17,130)	$15,989
Issuances of common stock for Director Stock Grants	66,385	1	157	—	158
Issuance of vested shares of restricted stock	3,637	1	(3)	—	(2)
Shares withheld for tax payments	(1,261)	—	—	—	—
Share-based compensation expense	—	—	11	—	11
Net income	—	—	—	155	155
Balances at September 30, 2020	6,097,073	$122	$33,164	$(16,975)	$16,311

Balances at June 30, 2019	5,889,582	$118	$32,774	$(17,788)	$15,104
Issuance of common stock for exercise of stock options for cash	2,112	—	—	—	—
Issuance of common stock in connection with severance of former executive	16,782	—	(1)	—	(1)
Issuance of vested shares of restricted stock	7,483	—	(7)	—	(7)
Shares withheld for tax payments	(2,538)	—	—	—	—
Share-based compensation expense	—	—	20	—	20
Net income	—	—	—	228	228
Balances at September 30, 2019	5,913,421	$118	$32,786	$(17,560)	$15,344

Six months ended September 30, 2020 and 2019

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	(in thousands, except per share data)
Balances at March 31, 2020	6,011,885	$120	$32,994	$(17,268)	$15,846
Issuances of common stock for Director Stock Grants	66,385	1	157	—	158
Issuance of common stock in connection with severance of former executive	11,400	—	—	—	—
Shares withheld from former executive for tax payments	(3,635)	—	—	—	—
Issuance of vested shares of restricted stock	17,469	1	(7)	—	(6)
Shares withheld for tax payments	(6,431)	—	—	—	—
Share-based compensation expense	—	—	20	—	20
Net income	—	—	—	293	293
Balances at September 30, 2020	6,097,073	$122	$33,164	$(16,975)	$16,311

Balances at March 31, 2019	5,879,710	$117	$32,447	$(17,655)	$14,909
Issuance of common stock for exercise of stock options for cash	2,112	—	4	—	4
Issuance of common stock in connection with severance of former executive	16,782	—	320	—	320
Issuance of vested shares of restricted stock	22,502	1	(26)	—	(25)
Shares withheld for tax payments	(7,685)	—	—	—	—
Share-based compensation expense	—	—	41	—	41
Net income	—	—	—	95	95
Balances at September 30, 2019	5,913,421	$118	$32,786	$(17,560)	$15,344

See accompanying notes to condensed consolidated financial statements

CYANOTECH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$293	$95
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	918	971
Amortization of debt issue costs and other assets	54	34
Amortization of operating leases right-of-use assets	156	144
Share-based compensation expense	178	361
Net (increase) decrease in assets:
Accounts receivable	71	327
Inventories	(421)	145
Prepaid expenses and other assets	73	51
Net increase (decrease) in liabilities:
Accounts payable	(8)	(2,084)
Accrued expenses	129	(158)
Customer deposits	(129)	(322)
Operating lease obligations	(156)	(144)
Deferred rent and other liabilities	(17)	1
Net cash provided by (used in) operating activities	1,141	(579)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in equipment and leasehold improvements	(295)	(86)
Net cash used in investing activities	(295)	(86)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on short-term contract obligation	(38)	(231)
Proceeds from long-term debt – related party	—	1,500
Proceeds from long-term debt – PPP loan	1,381	—
Principal payments on long-term debt	(330)	(297)
Payments on finance leases	(17)	(32)
Taxes paid related to net share settlement of restricted stock units	(6)	(25)
Proceeds from exercise of stock options	—	4
Net cash provided by financing activities	990	919
Net increase in cash	1,836	254
Cash at beginning of period	2,417	840
Cash at end of period	$4,253	$1,094

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$235	$337
Income taxes	$14	$—

See accompanying notes to condensed consolidated financial statements

CYANOTECH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

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

Liquidity and Capital Resources

As of September 30, 2020, the Company had cash of $4,253,000 and working capital of $8,837,000 compared to $2,417,000 and $8,369,000, respectively, at March 31, 2020. The Company has a Revolving Credit Agreement (“Credit Agreement”) with First Foundation Bank (“Bank”) that allows the Company to borrow up to $2,000,000 on a revolving basis. At September 30, 2020 and March 31, 2020, the Company had outstanding borrowings of $2,000,000 on the line of credit.  The line of credit is subject to renewal on August 30, 2021 and the Company intends to renew or replace it with another line of credit on or before the expiration date.

As of September 30, 2020, the Company had $4,937,000 in long-term debt (“Term Loans”) payable to the Bank that require the payment of principal and interest monthly through August 2032. Pursuant to the Term Loans and the Credit Agreement, the Company is subject to annual financial covenants, customary affirmative and negative covenants and certain subjective acceleration clauses. As of March 31, 2019, the Company’s debt service coverage ratio of -0.66:1 fell short of the Bank's annual requirement of 1.25:1. Additionally, on March 31, 2019, the Company’s current ratio of 1.49:1 fell short of the Bank’s annual requirement of 1.50:1.  On June 17, 2019, the Bank provided the Company with a letter waiving the covenant violations as of March 31, 2019, but noting that the Bank reserved its rights to declare a default in the future if any covenants remain out of compliance at applicable measurement dates. As of March 31, 2020, the Company was in compliance with all required annual financial covenants under the Term Loans and the Credit Agreement.

In response to the coronavirus (“COVID-19”) pandemic and the uncertainty surrounding the pandemic, in May 2020, the Company obtained a Paycheck Protection Program (“PPP”) loan in the amount of $1,381,000, under the Coronavirus Aid, Relief, and Economics Security Act (“CARES Act”). The proceeds were used for certain payroll costs in accordance with the PPP and the PPP Flexibility Act of 2020 (“PPP Flexibility Act”) (see Note 6). In April 2019, the Company obtained an unsecured subordinated loan in the amount of $1,500,000 from a related party (see Notes 6 and 13). The proceeds were used to pay down accounts payable and for general operating capital purposes.

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

Based upon the Company’s operating plan and related cash flow and financial projections, cash flows expected to be generated by operating activities and available financing are expected to be sufficient to fund its operations through at least September 30, 2021, and its debt service coverage ratio and current ratio covenants are expected to be in compliance with the annual Term Loans and Credit Agreement covenant requirements as of March 31, 2021, the next measurement date. However, no assurances can be provided that the Company will achieve its operating plan and cash flow projections for the next fiscal years or its projected consolidated financial position as of March 31, 2021. Such estimates are subject to change based on future results and such change could cause future results to vary significantly from expected results.

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

Concentration Risk

A significant portion of revenue and accounts receivable are derived from a few major customers. For the three months ended September 30, 2020 and 2019, two customers individually accounted for 24% and 21%, and 40% and 17%, respectively, of the Company’s net sales. For the six months ended September 30, 2020 and 2019, two customers individually accounted for 19% and 16% and 36% and 17%, respectively, of the Company’s net sales. Three and two customers accounted for 70% and 80%, respectively, of the Company’s accounts receivable balance at September 30, 2020 and March 31, 2020, respectively.

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

Customer contract liabilities consist of customer deposits received in advance of fulfilling an order and are shown separately on the consolidated balance sheets. During the three months ended September 30, 2020 and 2019, the Company recognized $0 and $6,000, respectively, of revenue from deposits that were included in contract liabilities as of March 31, 2020 and 2019, respectively. During the six months ended September 30, 2020 and 2019, the Company recognized $251,000 and $517,000, respectively, of revenue from deposits that were included in contract liabilities as of March 31, 2020 and 2019, respectively. The Company’s contracts have a duration of one year or less and therefore, the Company has elected the practical expedient of not disclosing revenues allocated to partially unsatisfied performance obligations.

Disaggregation of Revenue

The following table represents revenue disaggregated by major product line and extraction services for the:

($ in thousands)	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019
Packaged sales
Astaxanthin packaged	$4,138	$4,747
Spirulina packaged	2,126	1,731
Total packaged sales	6,264	6,478

Bulk sales
Astaxanthin bulk	463	328
Spirulina bulk	1,684	744
Total bulk sales	2,147	1,072

Contract extraction revenue	160	140
Total net sales	$8,571	$7,690

($ in thousands)	Six Months Ended September 30, 2020	Six Months Ended September 30, 2019
Packaged sales
Astaxanthin packaged	$7,380	$9,357
Spirulina packaged	3,968	3,645
Total packaged sales	11,348	13,002

Bulk sales
Astaxanthin bulk	882	502
Spirulina bulk	3,214	1,977
Total bulk sales	4,096	2,479

Contract extraction revenue	479	280
Total net sales	$15,923	$15,761

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

Inventories are stated at the lower of cost or net realizable value. Cost is determined by the first-in, first-out method. Inventories consist of the following as of:

	September 30, 2020	March 31, 2020
	(in thousands)
Raw materials	$689	$397
Work in process	4,344	4,172
Finished goods	4,878	4,945
Supplies	163	139
Inventories, net	$10,074	$9,653

Non-inventoriable fixed costs of $17,000 and $85,000 were expensed to cost of sales for the three months ended September 30, 2020 and 2019, respectively. Non-inventoriable fixed costs of $46,000 and $100,000 were expensed to cost of sales for the six months ended September 30, 2020 and 2019, respectively.

4.	EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements consist of the following as of:

	September 30, 2020	March 31, 2020
	(in thousands)
Equipment	$18,959	$18,841
Leasehold improvements	14,753	14,736
Furniture and fixtures	373	369
	34,085	33,946
Less accumulated depreciation and amortization	(22,097)	(21,179)
Construction-in-progress	602	275
Equipment and leasehold improvements, net	$12,590	$13,042

Management has determined no asset impairment existed as of September 30, 2020 and March 31, 2020, respectively. Depreciation and amortization expense were approximately $451,000 and $480,000 for the three months ended September 30, 2020 and 2019, respectively. Depreciation and amortization expense were approximately $918,000 and $971,000 for the six months ended September 30, 2020 and 2019, respectively.

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

The short-term obligation was comprised of two separate loans in the principal amount of $180,000 and $215,000. The first loan of $180,000 bore an interest rate of 6.25% and was payable in four monthly installments of principal and interest. The loan commenced on December 1, 2018 and matured on July 15, 2019. There were no principal amounts outstanding at September 30, 2020 or March 31, 2020.

The second loan had a principal amount of $215,000 and was a non-interest bearing loan that was payable in twelve monthly installments. The loan commenced on December 1, 2018 and matured on October 15, 2019. This contract contained a hold back of $38,000 pending resolution of certain closing items by the seller, which have been resolved. The principal amounts outstanding at September 30, 2020 and March 31, 2020 were $0 and $38,000, respectively.

6.	LINE OF CREDIT AND LONG-TERM DEBT

Total debt consists of the following as of:

	September 30, 2020	March 31, 2020
	(in thousands)
Line of credit	$2,000	$2,000
Long-term debt	5,020	5,367
Debt - related party	1,500	1,500
Long-term debt – PPP loan	1,381	—
Less current maturities	(4,197)	(2,689)
Long-term debt, excluding current maturities	5,704	6,178
Less unamortized debt issuance costs	(154)	(169)
Total long-term debt, net of current maturities and unamortized debt issuance costs	$5,550	$6,009

Line of Credit and Term Loans

On August 30, 2016, the Credit Agreement, which the Company entered into with the Bank on June 3, 2016, became effective after the Company and the Bank received the necessary approvals from the State of Hawaii to secure the lien on the Company’s leasehold property in Kona, Hawaii. The Credit Agreement allows the Company to borrow up to $2,000,000 on a revolving basis. Borrowings under the Credit Agreement bear interest at the Wall Street Journal prime rate (3.25% and 4.75% at September 30, 2020 and March 31, 2020, respectively) plus 2%, floating. At no time shall the annual interest rate be less than 5.25%.

At both September 30, 2020 and March 31, 2020, the outstanding balance under the Credit Agreement was $2,000,000 and was included in current liabilities on the Condensed Consolidated Balance Sheets. The line of credit, which is subject to annual renewal, was renewed on August 30, 2020 and will be subject to renewal upon expiration on August 30, 2021.

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

The provisions of the 2015 Loan require the payment of principal and interest until its maturity on September 1, 2022, the obligation fully amortizes over seven (7) years. Interest on the 2015 Loan accrues on the outstanding principal balance at an annual variable rate equal to the published Wall Street Journal prime rate (3.25% and 4.75% at September 30, 2020 and March 31, 2020, respectively) plus 2.0% and is adjustable on the first day of each calendar quarter and fixed for that quarter. At no time shall the annual interest rate be less than 6.0%. The 2015 Loan has a prepayment penalty of 5.0% for any prepayment made prior to the first anniversary of the date of the 2015 Loan Agreement, which penalty is reduced by 1.0% each year thereafter until the fifth anniversary of such date, after which there is no prepayment penalty. The balance under the 2015 Loan was $834,000 and $1,027,000 at September 30, 2020 and March 31, 2020, respectively, and was included in long-term debt in the debt table above.

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

The provisions of the 2012 Loan required the payment of interest only for the first 12 months of the term; thereafter, and until its maturity on August 14, 2032, the obligation fully amortizes over nineteen (19) years. Interest on the 2012 Loan accrues on the outstanding principal balance at an annual variable rate equal to the published Wall Street Journal prime rate (3.25% and 4.75% at September 30, 2020 and March 31, 2020, respectively) plus 1.0% and is adjustable on the first day of each calendar quarter and fixed for that quarter. At no time shall the annual interest rate be less than 5.5%. The balance under the 2012 Loan was $4,103,000 and $4,222,000 at September 30, 2020 and March 31, 2020, respectively, and was included in long-term debt in the debt table above.

The 2015 Loan includes a one-time origination and guaranty fee totaling $113,900 and an annual renewal fee payable in the amount of 0.5% of the USDA guaranteed portion of the outstanding principal balance as of December 31 of each year, beginning December 31, 2015. The USDA has guaranteed 80% of all amounts owing under the 2015 Loan. The 2012 Loan included a one-time origination and guaranty fees totaling $214,500 and an annual renewal fee payable in the amount of 0.25% of the USDA guaranteed portion of the outstanding principal balance as of December 31 of each year, beginning December 31, 2012. The USDA has guaranteed 80% of all amounts owing under the 2012 Loan. The balance in unamortized debt issuance costs was $154,000 and $169,000 at September 30, 2020 and March 31, 2020, respectively.

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

Long-term Debt – PPP

In May 2020, the Company obtained a PPP loan in the amount of $1,381,000, which matures on May 5, 2022. The note bears interest at a rate of 1% per annum, payable monthly commencing on November 5, 2020, following an initial six-month deferral period as specified under the PPP.  In October 2020, the initial deferment period for the commencement of interest payments was amended by the PPP Flexibility Act, to end at the earliest in April 2021 and at the latest in August 2021. The Company has used the proceeds of the PPP loan for certain payroll costs in accordance with the PPP. Under the terms of the PPP and the PPP Flexibility Act, up to the entire amount of principal and accrued interest may be forgiven to the extent the proceeds are used for qualifying expenses as determined by the guidance of the U.S. Small Business Administration under these programs. There can be no assurance, however, that the PPP loan will be forgiven in whole or in part. The balance under this loan was $1,381,000 at September 30, 2020 and was included in long-term debt in the debt table above, and interest continues to accrue on the loan.

Debt – Related Party

In April 2019, the Company obtained an unsecured subordinated loan in the amount of $1,500,000, which bears interest at the Wall Street Journal prime rate, plus 1%, or 4.25% and 5.5% at September 30, 2020 and March 30, 2020, respectively, and is payable quarterly.  The principal amount and any accrued and unpaid interest are due in April 2021 (see Note 13).  The balance under this loan was $1,500,000 at September 30, 2020 and March 31, 2020 and was included in current maturities of long-term debt and long-term debt, respectively, in the debt table above.

Equipment Finance Agreement

In October 2017, the Company entered into an Equipment Finance Agreement (the “Equipment Agreement”) with a lender, which provides up to $175,000 of financing for equipment. The interest rate on this loan is 4.75%. The provisions of the Equipment Agreement require the payment of principal and interest until its maturity on October 31, 2022. The balance under this loan was $76,000 and $94,000 at September 30, 2020 and March 31, 2020, respectively, and was included in long-term debt in the debt table above.

 Finance Lease Obligations

In February 2016, the Company executed a finance lease agreement with Bank of the West providing for $51,000 in equipment, secured by the equipment financed. The finance lease matures in March 2021 and is payable in 60 equal monthly payments. The interest rate under this finance lease is 4.18%. The balance under this lease was $7,000 and $11,000 at September 30, 2020 and March 31, 2020, respectively, and was included in current maturities of long-term debt in the debt table above.

In July 2015, the Company executed a finance lease agreement with Huntington Technology Finance providing for $174,000 in equipment, secured by the equipment financed. The finance lease matured in July 2020 and was payable in 60 equal monthly payments. The interest rate under this lease is 6.57%. The balance under this lease was $0 and $13,000 at September 30, 2020 and March 31, 2020, respectively, and was included in current maturities of long-term debt in the debt table above.

Future principal payments under the loans and finance lease obligations at September 30, 2020 are as follows:

Payments Due	(in thousands)
Remainder of 2021	$516
2022	2,206
2023	1,970
2024	285
2025	301
Thereafter	2,623
Total principal payments	$7,901

7.	OPERATING LEASES

The Company leases its facilities, equipment and land under non-cancelable operating leases expiring through 2037. One of its facility leases contains price escalations and a renewal option for five years. Right-of-use assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Right-of-use assets and liabilities were recognized at April 1, 2019 based on the present value of lease payments over the lease term, using the Bank’s incremental borrowing rate based on the information available at recognition, and the Company has elected to exclude non-lease components. At September 30, 2020, the weighted average remaining lease terms is 13.7 years, the weighted average discount rate is 7.5% and for both the six months ended September 30, 2020 and 2019, the operating lease costs are $296,000.

Supplemental balance sheet information related to leases consist of the following as of:

Operating leases	Balance Sheet Classification	September 30, 2020	March 31, 2020
		(in thousands)
Right-of-use assets	Operating lease right-of-use assets	$4,128	$4,128
Accumulated lease amortization	Operating lease right-of-use assets	(450)	(294)

Total right-of-use assets		$3,678	$3,834

Current lease liabilities	Operating lease obligations	$333	$319
Non-current lease liabilities	Long-term operating lease obligations	3,349	3,519

Total lease liabilities		$3,682	$3,838

Maturities of lease liabilities at September 30, 2020 are as follows:

Payments	(in thousands)
Remainder of 2021	$298
2022	592
2023	426
2024	371
2025	356
Thereafter	3,818
Total undiscounted lease payments	5,861
Less: present value discount	(2,179)
Total lease liability balance	$3,682

8.	ACCRUED EXPENSES

Accrued expenses consist of the following as of:

	September 30, 2020	March 31, 2020
	(in thousands)
Wages, commissions, bonus and profit sharing	$286	$295
Vacation	375	301
Rent, interest and legal	134	76
Other accrued expenses	183	177
Total accrued expenses	$978	$849

9.	COMMITMENTS AND CONTINGENCIES

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

As of September 30, 2020, the Company had two equity-based compensation plans: the 2016 Equity Incentive Plan (the “2016 Plan”) and the 2014 Independent Director Stock Option and Restricted Stock Grant Plan (the “2014 Directors Plan”). The Company has also issued stock options, which remain outstanding as of September 30, 2020, under two equity-based compensation plans which have expired according to their terms: the 2005 Stock Option Plan (the “2005 Plan”) and the 2004 Independent Director Stock Option and Stock Grant Plan (the “2004 Directors Plan”). These plans allowed the Company to award stock options and shares of restricted common stock to eligible employees, certain outside consultants and independent directors. No additional awards will be issued under the 2005 Plan or the 2004 Directors Plan.

The following table presents shares authorized, available for future grant and outstanding under each of the Company’s plans:

	As of September 30, 2020
	Authorized	Available	Outstanding

2016 Plan	1,300,000	1,065,358	176,688
2014 Directors Plan	350,000	43,133	12,000
2005 Plan	—	—	235,300
2004 Directors Plan	—	—	12,000
Total	1,650,000	1,108,491	435,988

Stock Options

All stock option grants made under the equity-based compensation plans were issued at exercise prices no less than the Company’s closing stock price on the date of grant. Options under the 2016 Plan, 2005 Plan and 2014 Directors Plan were determined by the Board of Directors or the Compensation Committee of the Board of Directors in accordance with the provisions of the respective plans.  The terms of each option grant include vesting, exercise, and other conditions set forth in a Stock Option Agreement evidencing each grant. No option can have a life in excess of ten (10) years. The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model. The model requires various assumptions, including a risk-free interest rate, the expected term of the options, the expected stock price volatility over the expected term of the options, and the expected dividend yield. Compensation expense for employee stock options is recognized ratably over the vesting term. Compensation expense recognized for options issued under all Plans was $4,000 and $5,000 for the three months ended September 30, 2020 and 2019, respectively. Compensation expense recognized for options issued under all Plans was $8,000 and $118,000 for the six months ended September 30, 2020 and 2019, respectively. In the first six months of fiscal year 2020, compensation expense included $109,000 related to a settlement agreement with a former executive.

A summary of option activity under the Company’s stock plans for the six months ended September 30, 2020 is presented below:

Option Activity	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at March 31, 2020	318,300	$4.08	3.0	$—
Granted	130,000	$2.35
Exercised	—	$—
Forfeited	(41,500)	$3.16
Outstanding at September 30, 2020	406,800	$3.62	4.4	$17,950
Exercisable at September 30, 2020	281,800	$4.19	1.9	$1,950

The aggregate intrinsic value in the table above is before applicable income taxes and represents the excess amount over the exercise price optionees would have received if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price of $2.45 and $2.06 at September 30, 2020 and March 31, 2020, respectively.

A summary of the Company’s non-vested options for the six months ended September 30, 2020 is presented below:

Nonvested Options	Shares	Weighted Average Grant-Date Fair Value
Nonvested at March 31, 2020	37,500	$1.52
Granted	130,000	1.20
Vested	(5,000)	1.27
Forfeited	(37,500)	1.52
Nonvested at September 30, 2020	125,000	$1.19

The weighted average grant-date fair value of stock options granted during the six months ended September 30, 2020 was $6,000. As of September 30, 2020, total unrecognized stock-based compensation expense related to all unvested stock options was $142,000, which is expected to be expensed over a weighted average period of 3.6 years.

Restricted Stock

Grants of fully vested restricted stock issued during the first six months of fiscal year 2021 to Non-Employee Directors was 66,385 shares. Compensation expense recognized for these grants issued under the 2014 Directors Plan was $158,000.

Restricted Stock Units (“RSUs”)

RSUs are service-based awards granted to eligible employees under the 2016 Plan. Compensation expense recognized for RSUs issued under the 2016 Plan was $7,000 and $14,000 for the three months ended September 30, 2020 and 2019, respectively. Compensation expense recognized for RSUs issued under the 2016 Plan was $12,000 and $37,000 for the six months ended September 30, 2020 and 2019, respectively. In the first six months of fiscal year 2020, compensation expense included $6,000 related to a settlement agreement with a former executive.

The following table summarizes information related to awarded RSUs for the six months ended September 30, 2020:

Nonvested Restricted Stock Units	Shares	Weighted Average Grant Price
Nonvested restricted stock units at March 31, 2020	12,766	$3.98
Granted	28,647	2.15
Vested	(9,135)	3.97
Forfeited	(3,090)	2.26
Nonvested restricted stock units at September 30, 2020	29,188	$2.37

As of September 30, 2020, total unrecognized stock-based compensation expense related to unvested restricted stock units was $59,000, which is expected to be expensed over a weighted average period of 2.4 years.

Common Stock

In the first six months of fiscal year 2020, the Company recorded $205,000 in compensation expense related to a settlement agreement with a former executive.

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

The Company utilizes its estimated annual effective tax rate to determine its provision or benefit for income taxes for interim periods. The income tax provision or benefit is computed by multiplying the estimated annual effective tax rate by the year to date pre-tax book income (loss). The Company recorded an income tax expense of $6,000 and a benefit of $1,000 for the three months ended September 30, 2020 and 2019, respectively. The Company recorded an income tax expense of $6,000 and a benefit of $4,000 for the six months ended September 30, 2020 and 2019, respectively. The Company’s effective tax rate was 3.8% and 0.2% for the three months ended September 30, 2020 and 2019, respectively. The Company’s effective tax rate was 1.9% and 3.8% for the six months ended September 30, 2020 and 2019, respectively. The effective tax rates for all periods differ from the statutory rate of 21% as a result of state taxes (net of federal benefit) and the net change in valuation allowance against the net deferred tax asset the Company believes is not more likely than not to be realized.  The Company continues to carry a full valuation allowance on its net deferred tax assets.

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

At September 30, 2020 and 2019, there was no liability for income tax associated with unrecognized tax benefits. The Company recognizes accrued interest related to unrecognized tax benefits as well as any related penalties in interest income or expense in its Consolidated Condensed Statements of Operations, which is consistent with the recognition of these items in prior reporting periods.

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

In addition, the CARES Act increases the limitation applied to the deductibility of business interest from 30% of adjusted taxable income to 50% of adjusted taxable income for the 2019 and 2020 tax years, raises the corporate charitable deduction limit to 25% of taxable income, and makes qualified improvement property generally eligible for 15-year cost-recovery and 100% bonus depreciation. The enactment of the CARES Act did not result in any material adjustments to the Company’s income tax provision for the three and six months ended September 30, 2020.

12.	EARNINGS PER SHARE

Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the potentially dilutive effect of outstanding stock options using the treasury stock method.

Reconciliations between the numerator and the denominator of the basic and diluted income per share computations for the three and six months ended September 30, 2020 and 2019 are as follows:

	Three Months Ended September 30, 2020
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands)
Basic income per share	$155	6,054	$0.03
Effective dilutive securities – common stock options and restricted stock units	—	109	—
Diluted income per share	$155	6,163	$0.03

	Three Months Ended September 30, 2019
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands)
Basic income per share	$228	5,965	$0.04
Effective dilutive securities – restricted stock units	—	8	—
Diluted income per share	$228	5,973	$0.04

	Six Months Ended September 30, 2020
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands)
Basic income per share	$293	6,042	$0.05
Effective dilutive securities – common stock options and restricted stock units	—	105	—
Diluted income per share	$293	6,147	$0.05

	Six Months Ended September 30, 2019
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands)
Basic income per share	$95	5,942	$0.02
Effective dilutive securities – restricted stock units	—	21	—
Diluted income per share	$95	5,963	$0.02

Restricted stock units become dilutive within the period granted and remain dilutive until the units vest and are issued as common stock.

13.	RELATED PARTY TRANSACTIONS

During the six months ended September 30, 2019, the Company obtained an unsecured subordinated loan from Skywords Family Foundation, Inc. (“Skywords”) in the principal amount of $1,500,000 pursuant to a Promissory Note (“the Skywords Note”) executed by the Company in favor of Skywords. Skywords is controlled by the Company’s Chairman of the Board of Directors and largest stockholder. The Skywords Note bears interest at a rate of 1% plus the prime rate (as published by the Wall Street Journal), which will be recalculated and payable on a quarterly basis. The principal amount and any accrued and unpaid interest will be due and payable on April 12, 2021, unless accelerated in an event of default. The Company may prepay the Skywords Note at any time without penalty. The proceeds of the Skywords Note were used to pay down accounts payable and for general operating capital purposes. At both September 30, 2020 and March 31, 2020, the Skywords Note principal balance was $1,500,000. The loan balance at September 30, 2020 was included in current maturities of long-term debt and at March 31, 2020 was included in long-term debt on the Condensed Consolidated Balance Sheets.

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

Results of Operations

The following tables present selected consolidated financial data for each of the periods indicated ($ in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net sales	$8,571	$7,690	$15,923	$15,761
Net sales increase	11.5%		1.0%
Gross profit	$3,301	$3,063	$6,276	$6,738
Gross profit as % of net sales	38.5%	39.8%	39.4%	42.8%
Operating expenses	$3,019	$2,654	$5,726	$6,280
Operating expenses as % of net sales	35.2%	34.5%	36.0%	39.8%
Operating income	$282	$409	$550	$458
Operating income as % of net sales	3.3%	5.3%	3.5%	2.9%
Income tax expense (benefit)	$6	$(1)	$6	$(4)
Net income	$155	$228	$293	$95

Comparison of the Three Months Ended September 30, 2020 and 2019

Net Sales (in thousands)

	Three Months Ended
	September 30,		$	%
	2020	2019	Change	Change
Packaged sales
Astaxanthin	$4,138	$4,747	$(609)	(12.8)%
Spirulina	2,126	1,731	395	22.8%
Total Packaged sales	$6,264	$6,478	$(214)	(3.3)%

Bulk sales
Astaxanthin	$463	$328	$135	41.2%
Spirulina	1,684	744	940	126.3%
Total Bulk sales	$2,147	$1,072	$1,075	100.3%

Contract extraction revenue	$160	$140	$20	14.3%

Total sales
Astaxanthin	$4,601	$5,075	$(474)	(9.3)%
Spirulina	3,810	2,475	1,335	53.9%
Contract extraction revenue	160	140	20	14.3%
Total sales	$8,571	$7,690	$881	11.5%

Net Sales The net sales increase of 11.5% for the current quarter compared to the same period last year was primarily driven by a 53.9% increase in spirulina for both packaged and bulk sales, offset by a decrease in astaxanthin packaged sales. Increased sales in spirulina was due to strong customer demand. The decrease in astaxanthin packaged sales was primarily due to lower demand for one of our major customers in the current year quarter related to decreased promotional spending, lower consumer demand related to restrictions surrounding COVID-19, and customer reductions in certain retail locations.

Gross Profit Gross profit as a percent of net sales decreased by 1.3 percentage points compared to the same period last year, which was primarily the result of sales product mix, with bulk sales at lower gross profit margins.

Operating Expenses Operating expenses increased by $0.4 million for the current quarter compared to the same period last year, due to higher general and administrative expenses of $0.3 million, primarily due to the Board of Directors’ annual stock grant of $0.2 million in the current quarter compared to the stock grant in the prior year was granted in the fourth quarter, and an increase of $0.1 million of corporate insurance in the current quarter.

Income Taxes We recorded an income tax expense of $6,000 for the second quarter of this fiscal year with an effective tax rate of 3.8% compared to an income tax benefit of $1,000 for the same period last year with an effective tax rate of 0.2%.  We continue to carry a full valuation allowance on our net deferred tax assets.

Comparison of the Six Months Ended September 30, 2020 and 2019

Net Sales (in thousands)

	Six Months Ended
	September 30,		$	%
	2020	2019	Change	Change
Packaged sales
Astaxanthin	$7,380	$9,357	$(1,977)	(21.1)%
Spirulina	3,968	3,645	323	8.9%
Total Packaged sales	$11,348	$13,002	$(1,654)	(12.7)%

Bulk sales
Astaxanthin	$882	$502	$380	75.7%
Spirulina	3,214	1,977	1,237	62.6%
Total Bulk sales	$4,096	$2,479	$1,617	65.2%

Contract extraction revenue	$479	$280	$199	71.1%

Total sales
Astaxanthin	$8,262	$9,859	$(1,597)	(16.2)%
Spirulina	7,182	5,622	1,560	27.7%
Contract extraction revenue	479	280	199	71.1%
Total sales	$15,923	$15,761	$162	1.0%

Net Sales The net sales increase of 1.0% for the first six months of fiscal 2021 compared to the same period last year was primarily driven by a 27.7% increase in spirulina for both packaged and bulk sales, a 75.7% increase in bulk astaxanthin sales and an increase in contract extraction sales of $0.2 million, offset by a decrease in packaged sales of astaxanthin of 21.1%. The increases were primarily due to strong customer demand. The decrease in astaxanthin packaged sales was primarily due to lower demand for one of our major customers related to decreased promotional spending, and customer reductions in certain retail locations, as well as restrictions surrounding the COVID-19 pandemic in the first half of fiscal 2021.

Gross Profit Gross profit as a percent of net sales decreased by 3.4 percentage points compared to the same period last year, which was primarily the result of sales product mix, with bulk sales at lower gross profit margins.

Operating Expenses Operating expenses decreased by $0.6 million for the first six months of fiscal 2021 compared to the same period last year, primarily due to lower marketing spending of $0.1 million, legal and audit expenses of $0.3 million, offset by increases in Board of Directors’ annual stock grant of $0.2 million (as mentioned above) and corporate insurance of $0.1 million. The decreased in general and administrative expenses were also lower in the current year as the prior year period included expenses related to the severance of a former executive of $0.5 million.

Income Taxes We recorded an income tax expense of $6,000 for the first six months of the fiscal year with an effective tax rate of 1.9% compared to an income tax benefit of $4,000 for the same period last year with an effective tax rate of 3.8%.  We continue to carry a full valuation allowance on our net deferred tax assets.

Liquidity and Capital Resources

As of September 30, 2020, we had cash of $4.3 million and working capital of $8.8 million compared to $2.4 million and $8.4 million, respectively, at March 31, 2020.  The Company has a Credit Agreement with the Bank that allows us to borrow up to $2.0 million on a revolving basis. At September 30, 2020 and March 31, 2020, we had outstanding borrowings of $2.0 million on the line of credit. The line of credit is subject to renewal on August 30, 2021 and we intend to renew or replace it with another line of credit on or before the expiration date.

As of September 30, 2020, we had $4.9 million in Term Loans payable to the Bank that require the payment of principal and interest monthly through August 2032. Pursuant to the Term Loans and the Credit Agreement, we are subject to annual financial covenants, customary affirmative and negative covenants and certain subjective acceleration clauses. As of March 31, 2019, our debt service coverage ratio of -0.66:1 fell short of the Bank's annual requirement of 1.25:1. Additionally, on March 31, 2019, our current ratio of 1.49:1 fell short of the Bank’s annual requirement of 1.50:1.  On June 17, 2019, the Bank provided us with a letter waiving the covenant violations as of March 31, 2019, but noting that the Bank reserved its rights to declare a default in the future if any covenants remain out of compliance at applicable measurement dates. As of March 31, 2020, the Company was in compliance with all required annual financial covenants under the Term Loans and the Credit Agreement.

In response to the COVID-19 pandemic and the uncertainty surrounding the pandemic, in May 2020, we obtained a PPP loan in the amount of $1.4 million under the CARES Act. The proceeds were used for certain payroll costs in accordance with the PPP and the PPP Flexibility Act (see Note 6 in the notes to condensed consolidated financial statements). In April 2019, we obtained an unsecured subordinated loan in the amount of $1.5 million from a related party (see Notes 6 and 13 in the notes to condensed consolidated financial statements).  The proceeds were used to pay down accounts payable and for general operating capital purposes.

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

Based upon our operating plan and related cash flow and financial projections, cash flows expected to be generated by operating activities and available financing are expected to be sufficient to fund our operations through at least September 30, 2021, and our debt service coverage ratio and current ratio covenants are expected to be in compliance with the annual Term Loans and Credit Agreement covenant requirements as of March 31, 2021, the next measurement date. However, no assurances can be provided that we will achieve our operating plan and cash flow projections for the next fiscal years or our projected consolidated financial position as of March 31, 2021. Such estimates are subject to change based on future results and such change could cause future results to vary significantly from expected results.

Cash Flows The following table summarizes our cash flows for the periods indicated ($ in thousands):

	Six Months Ended September 30,
	2020	2019
Total cash provided by (used in):
Operating activities	$1,141	$(579)
Investing activities	(295)	(86)
Financing activities	990	919

Increase in cash	$1,836	$254

Cash provided by operating activities for the six months ended September 30, 2020 was the result of $0.3 million net income offset by an increase in inventories.

Cash used in investing activities for the six months ended September 30, 2020 primarily includes costs for acquiring equipment and leasehold improvements at our Kona facility.

Cash provided by financing activities for the six months ended September 30, 2020 consists primarily of a $1.4 million increase for the new PPP loan obtained during the first quarter, offset by payments of short-term contract obligation and long-term debt.

Sources and Uses of Capital

At September 30, 2020, our working capital was $8.8 million, an increase of $0.5 million compared to March 31, 2020. The increase is due primarily to an increase in cash related to the PPP loan, offset by the reclassification of the related party loan from long-term debt to short-term debt and an increase in inventories. The increase in inventories is the result of increased astaxanthin inventory we produced, as we prepared to stop production of the astaxanthin in early October 2020. Cultivation improvements that we have made allow us to produce all of the required demand for astaxanthin during the most favorable growing season.

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

Off-Balance Sheet Arrangements

As of September 30, 2020, we had no off-balance sheet arrangements or obligations.

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

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the fiscal year ended March 31, 2020 filed with the SEC on June 23, 2020. In the six months ended September 30, 2020, there were no changes to the application of critical accounting policies previously disclosed in our most recent Annual Report on Form 10-K.

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management evaluated the effectiveness of our internal control over financial reporting as of September 30, 2020. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control - Integrated Framework” (2013 Framework). Based on our assessment, using those criteria, management concluded that our internal control over financial reporting was effective as of September 30, 2020.

Changes to Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the six months ended September 30, 2020 that has materially affected, or was reasonably likely to materially affect, our internal control over financial reporting.

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

10.1

Separation Agreement, dated as of September 25, 2020, by and between Brian Orlopp and Cyanotech Corporation (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 1, 2020).

10.2

Executive Employment Agreement, dated as of September 28, 2020, by and between Felicia Ladin and Cyanotech Corporation (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 1, 2020).

31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of November 12, 2020.

31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of November 12, 2020.

32*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed as of November 12, 2020.

99.1*	Press Release dated November 12, 2020.

101

The following financial statements from Cyanotech Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

*Included herewith. Other exhibits were filed as shown above.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYANOTECH CORPORATION
(Registrant)

November 12, 2020	By:	/s/ Gerald R. Cysewski, PH.D.
(Date)		Gerald R. Cysewski, PH.D.
Chief Executive Officer; Vice Chairman of the Board

November 12, 2020	By:	/s/ Felicia Ladin
(Date)		Felicia Ladin
Chief Financial Officer, Vice President — Finance & Administration, and Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1

Separation Agreement, dated as of September 25, 2020, by and between Brian Orlopp and Cyanotech Corporation (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 1, 2020).

10.2

Executive Employment Agreement, dated as of September 28, 2020, by and between Felicia Ladin and Cyanotech Corporation (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 1, 2020).

31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of November 12, 2020.

31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of November 12, 2020.

32*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed as of November 12, 2020.

99.1*	Press Release dated November 12, 2020.

101

The following financial statements from Cyanotech Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements

*Included herewith. Other exhibits were filed as shown above.