Form 10-K
period 2021-03-31
CYANOTECH CORP
filed 2021-06-22
CIK 768408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2021

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

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant on September 30, 2020 was approximately $6,941,967 based on the closing sale price of the Common Stock on the NASDAQ Capital Market on that date.

Number of shares outstanding of Registrant’s Common Stock at June 15, 2021 was 6,117,719.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement for its 2021 Annual Meeting of Stockholders, expected to be filed with the Securities and Exchange Commission on or prior to July 15, 2021 and to be used in connection with the Annual Meeting of Stockholders expected to be held on August 26, 2021, are incorporated by reference in Part III of this Form 10-K.

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
●

Consumer perception of our products due to adverse scientific research or findings, publicity regarding dietary supplements, litigation, regulatory investigations or other events, conditions and circumstances involving the Company which receive national media coverage;

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
●

Changes in laws, corporate governance requirements and tax rates, regulations, accounting standards and the application to us or the dietary supplement products industry of new decisions by courts, regulators or other government authorities;

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

General

We are a world leader in the production of high value natural products derived from microalgae. Incorporated in 1983, we are guided by the principle of providing beneficial, quality microalgal products for health and human nutrition in a sustainable, reliable and environmentally sensitive operation. We are Good Manufacturing Practices ("GMP") certified by Merieux NutriSciences, reinforcing our commitment to quality in our products, quality in our relationships (with our customers, suppliers, employees and the communities we live in), and quality of the environment in which we work. Our products include:

●

BioAstin® Hawaiian Astaxanthin® - a powerful dietary antioxidant shown to support and maintain the body’s natural inflammatory response, to enhance skin, and to support eye, joint and immune health. It has expanding applications as a human dietary supplement and dietary ingredient; and

●	Hawaiian Spirulina Pacifica® - a nutrient-rich dietary supplement used for extra energy, a strengthened immune system, cardiovascular benefits and as a source of antioxidant carotenoids

Microalgae are a diverse group of microscopic plants that have a wide range of physiological and biochemical characteristics and contain, among other things, high levels of natural protein, amino acids, vitamins, pigments and enzymes. Microalgae have the following properties that make commercial production attractive: (1) microalgae grow much faster than land grown plants, often up to 100 times faster; (2) microalgae have uniform cell structures with no bark, stems, branches or leaves, permitting easier extraction of products and higher utilization of the microalgae cells; and (3) the cellular uniformity of microalgae makes it practical to control the growing environment in order to optimize a particular cell characteristic. Efficient and effective cultivation of microalgae requires consistent light, warm temperatures, low rainfall and proper chemical balance in a very nutrient-rich environment, free of environmental contaminants and unwanted organisms. This is a challenge that has motivated us to design, develop and implement proprietary production and harvesting technologies, systems and processes in order to commercially produce human dietary supplement products derived from microalgae.

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

The following table sets forth, for the three years ended March 31, 2021, the net sales contributed by each of our major product lines and extraction services (in thousands):

	Net Sales
	2021	2020	2019
Natural astaxanthin products:
BioAstin®	$16,791	$18,962	$19,758
Spirulina products:
Hawaiian Spirulina Pacifica®	14,735	12,390	10,207
Contract extraction services	819	547	237
Total	$32,345	$31,899	$30,202

Cost of sales for contract extraction services for the years ended March 31, 2021, 2020 and 2019 were $337,000, $128,000 and $142,000, respectively.

Natural Astaxanthin Products

We commenced commercial production of natural astaxanthin in 1997 and in 1999 introduced BioAstin®, our natural astaxanthin product for the human health and nutrition market. BioAstin® represents approximately 52% of our net sales in the fiscal year ended March 31, 2021. Astaxanthin’s antioxidant properties are believed to surpass many of the antioxidant properties of vitamin C, vitamin E, beta-carotene and other carotenoids. Independent scientific studies indicate that in certain models, natural astaxanthin has up to 100 times the antioxidant activity of vitamin E and 4 times the antioxidant activity of beta-carotene. In addition, a growing body of scientific literature suggests that natural astaxanthin has beneficial properties as an anti-inflammatory, with additional benefits for joint, skin, eye and immune health.

BioAstin® is generally recognized as safe ("GRAS") as determined by the United States Food and Drug Administration ("FDA"). Our all natural BioAstin® is cultivated without the use of herbicides or pesticides and is not genetically modified ("non-GMO"). In fiscal 2012, we applied for a new dietary ingredient ("NDI"), with the United States FDA, providing for a daily dosage of 12mg of astaxanthin which was reviewed without comment. BioAstin® holds several independent third-party quality certifications including: iGen Non-GMO, Gluten Intolerance Group’s Gluten Free, Detox Project Glyphosate Free, Informed Choice, and is qualified in the United States Pharmacopeia’s (USP) Dietary Supplement Verification Program.

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

BioAstin® is sold primarily as a packaged consumer product through Nutrex Hawaii to natural product distributors, retailers and online channels, or directly to consumers. It is also sold in liquid lipid form as a raw ingredient to dietary supplement manufacturers, health food formulators and cosmetic manufacturers. BioAstin® gelcaps are sold in bulk quantities to international distributors. In 2012, we began selling our 12 milligram BioAstin® consumer product and in fiscal 2016, we introduced vegetarian formulas of both 4 and 12 milligram consumer products. In fiscal 2021, we introduced BioAstin® water dispersible powder in 1% and 2% concentrations for worldwide bulk sales. This powder can be dissolved in hot or cold water, ready-to-drink beverages, such as teas, fruit juices or carbonated beverages, as well as incorporated into powder mixes, due to its neutral flavor profile.

BioAstin® competes directly with similar products marketed by other manufacturers including Fuji Chemical of Japan, Algatechnologies of Israel and BGG of China. In the general category of dietary supplements, BioAstin® also competes with a variety of vitamins, dietary supplements and other antioxidant products available to consumers. The dietary supplement products market is highly competitive and includes international, national, regional and local producers and distributors, many of whom have greater resources than we have, and many of whom offer a greater variety of products.

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

Spirulina Products

We have been producing a strain of spirulina microalgae marketed as Hawaiian Spirulina Pacifica® since 1984. Hawaiian Spirulina Pacifica® represents approximately 46% of our net sales in the fiscal year ended March 31, 2021. Hawaiian Spirulina Pacifica® provides a plant-based, highly absorbable source of protein, natural beta-carotene, mixed carotenoids, B vitamins, gamma linolenic acid, essential amino acids and other phytonutrients.

Hawaiian Spirulina Pacifica® is produced in two forms: powder and tablets. Powder is used as an ingredient in dietary supplements and health beverages. Powder and tablets are consumed as a daily dietary supplement. Both forms are sold in bulk quantities and as packaged consumer products under the Nutrex Hawaii label and as private label consumer packaged products.

Hawaiian Spirulina Pacifica® is GRAS for addition to a variety of foods as determined by the United States Food and Drug Administration. Our all natural Hawaiian Spirulina Pacifica® is cultivated without the use of herbicides or pesticides, is Non-GMO Project verified, is certified Kosher by Organized Kashrus Laboratories of Brooklyn, New York and is certified Halal by the Islamic Food and Nutrition Council of America. Hawaiian Spirulina Pacifica® holds additional independent third-party quality certifications including: Gluten Intolerance Group’s Gluten Free, Detox Project Glyphosate Free, and is certified Vegan through Vegan.org. It also holds the highest, Class A safety rating from the Dietary Supplement Information Expert Committee (DSI-EC) of the United States Pharmacopeia.

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

Each production lot of Hawaiian Spirulina Pacifica® is sampled and subjected to thorough quality control analyses including testing for moisture, carotenoids, minerals, color and taste, among others. Further, each lot of our Hawaiian Spirulina Pacifica® undergoes a prescribed set of microbiological tests to ensure the absence of contaminants, including total aerobic bacteria, coliform bacteria, Salmonella and E. coli. The Hawaiian Spirulina Pacifica® powder and tablets are packaged to extend shelf life and ensure product freshness. Our packaged consumer products are bottled and labeled by third party contractors in California. These contractors are subject to regular government inspections and hold Drug Manufacturing Licenses & Processed Food Registrations with the State of California Department of Health. These contract manufacturers hold independent third party GMP certifications.

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

Our Hawaiian Spirulina Pacifica® products compete with a variety of vitamins, dietary supplements, other algal products and similar nutritional products available to consumers. The dietary supplement products category is highly competitive and includes international, national, regional and local producers and distributors, many of whom have greater resources than Cyanotech and many of whom offer a greater variety of products.

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

Major Customers

Two customers accounted for 19% and 17%, respectively, of our total net sales in the fiscal year ended March 31, 2021. Two customers accounted for 33% and 18%, respectively, of our total net sales in the fiscal year ended March 31, 2020. Two customers accounted for 33% and 24%, respectively, of our total net sales in the fiscal year ended March 31, 2019.

Research and Development

Our expertise for many years has been in the development of efficient, stable and cost-effective production systems for microalgal products. We have learned production levels from our systems may not be sustainable across periods of days, weeks, or even months. Accordingly, we typically investigate each specific microalgae identified in the scientific literature for potentially marketable products and for solutions to production stability and efficiency challenges, and then strive to develop the technology to grow such microalgae on a commercial scale or to incorporate procedures or technology to improve production stability and efficiency. Successful microalgal product developments and technical solutions are highly uncertain and dependent on numerous factors, many beyond our control. Products and solutions or improvements that appear promising in early phases of development may be found to be ineffective, may be uneconomical because of manufacturing costs or other factors, may be precluded from commercialization due to the proprietary rights of other companies, or may fail to receive necessary regulatory approvals. Our research and development expenses were $0.6 million, $0.6 million and $0.9 million for the years ended March 31, 2021, 2020 and 2019, respectively.

Patents, Trademarks and Licenses

We previously held four United States patents: one on aspects of our production methods and three relating to usage of our BioAstin® products. Our production method patent, which was directed to microalgae production technology, expired in April 2016. Our other three patents, which were utility patents relating to the use of astaxanthin in our BioAstin® products, expired in December 2019, February 2020 and April 2020.

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

Regulations

Several governmental agencies regulate various aspects of our business and our products in the United States, including the Food and Drug Administration, the Federal Trade Commission (“FTC”), the Consumer Product Safety Commission, the State of Hawaii Department of Health, the Department of Agriculture, the Environmental Protection Agency (“EPA”), the United States Postal Service, state attorney general offices and various agencies of the states and localities in which our products are sold. We believe we are in compliance with all material government regulations which apply to our products and operations. However, we are not able to predict the nature of any future laws, regulations, interpretations or applications, nor can we predict what effect future changes would have on our business.

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

Employees

As of March 31, 2021, we employed 96 people on a full-time basis. Of the total, 43 are involved in harvesting, production and quality, with the remainder in maintenance, shipping, sales, administration and support. None of our employees are subject to collective bargaining agreements. Management believes that its relations with employees are good.

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

The coronavirus pandemic ("COVID-19") or other public health epidemics may adversely affect our business, results of operations, financial condition, liquidity, and cash flow.

Our operations expose us to risks associated with a pandemic, or outbreak of contagious diseases in the human population, including the COVID-19 pandemic. The COVID-19 pandemic has resulted in governments around the world implementing stringent measures to help control the spread of the virus. The COVID-19 pandemic is adversely affecting the economies and financial markets of many countries and could result in an economic downturn. Any resulting economic downturn could adversely affect our business, financial condition, demand for our products and contribute to volatile supply and demand conditions affecting prices and volumes in the markets for our products and raw materials.

Our farming operations depend on the availability of labor, which must be physically present at the farm. If our farm workers are unable to travel to our facility, perform their job responsibilities (whether due to illness, travel restrictions, shelter-in-place orders or other causes), or we are unable to recruit employees, we will be unable to prepare our farms for future harvesting, drying and warehousing. If this occurs, it could substantially impact our inventories and have a material adverse effect on the Company's financial results and operations.

The Company is following the guidelines established by governmental authorities and taking preventative and protective measures to ensure the safety of our workforce and has formal Infectious Disease Preparedness Plans. These include implementing remote working arrangements across our administrative offices, varying procedures and protocols at various facilities, social distancing, the use of protective screens and face masks and imposing visitor and travel restrictions. However, we cannot be certain that these measures will be successful in ensuring the health of our workforce.

Notwithstanding our level of continued operations and our designation as an essential business in Hawaii, the COVID-19 pandemic has limited our ability to promote our products in brick and mortar locations; and to meet with customers and vendors and it has created delays in our supply chain operations.

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

The dietary supplements market is highly dependent upon consumer perception regarding the safety, efficacy and quality of dietary supplements. Consumer perception of our products can be significantly influenced by scientific research and findings, as well as by national media attention and other publicity regarding the consumption of dietary supplements. There can be no assurance that future research or publicity will be favorable to the dietary supplements market or any product in particular, or consistent with earlier publicity. Our dependence on consumer perception means that any adverse reports, findings or publicity, whether or not accurate or with merit, could have a material adverse effect on the demand for our products and on our results of operations, cash flow and financial condition.

We may become subject to legal proceedings.

We may become subject to claims and legal proceedings in the ordinary course of business. The costs of such proceedings could vary from quarter to quarter based on the status of the proceedings and could have a material impact on our results in any given quarter.

The dietary supplement products industry is extremely competitive. Many of our significant competitors have greater financial and other resources than we do, and one or more of these competitors could use their greater resources to gain market share at our expense.

The dietary supplement products market includes international, national, regional and local producers and distributors, many of whom have substantially greater production, financial, research and development, personnel and marketing resources than we do, and many of whom offer a greater variety of products.

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

Our success depends, to a significant extent, upon the services of our officers and key personnel, including qualified management, professional, scientific, and technical operating staff. The loss of any such personnel or the delay in the replacement of such personnel could significantly delay the achievement of our business objectives and could adversely affect our ability to do business or provide needed management. Attracting permanent skilled executives in Hawaii can be difficult due to limited local qualified applicants. If we are unable to attract qualified candidates, or if the search process takes longer than expected, it could adversely impact our business.

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

Our top ten customers generated 63% and 70% of our net sales for fiscal years 2021 and fiscal 2020, respectively. Two customers individually accounted for 19% and 17%, and 33% and 18% of our total net sales in the fiscal years ended March 31, 2021 and 2020, respectively. Accordingly, the loss of one or more of those customers or a substantial decrease in such customers' purchases from us could result in a material reduction in our revenues and profitability.

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

The processing, formulation, manufacturing, packaging, labeling, advertising and distribution of our products are subject to federal laws and regulation by one or more federal agencies, including the FDA, the FTC, the United States Department of Agriculture (“USDA”) and the EPA. These activities are also regulated by various state, local and international laws and agencies of the states and localities in which our products are sold. Regulations may prevent or delay the introduction, or require the reformulation, of our products, which could result in lost sales and increased costs to us. A regulatory agency may not accept the evidence of safety for any new ingredients that we may want to market, may determine that a particular product or product ingredient presents an unacceptable health risk, may determine that a particular statement of nutritional support on our products or that parties use on the products we manufacture for them, or that we want to use on our products or that third parties want to use on the products we manufacture for them, is an unacceptable drug claim or an unauthorized version of a food “health claim”. A regulatory agency may determine that particular claims are not adequately supported by available scientific evidence. Any such regulatory determination would prevent us from marketing particular products or using certain statements on those products, which could adversely affect our sales of those products.

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

Our three largest shareholders collectively own approximately 37.9% of our common stock. According to publicly filed beneficial ownership reports, as of the respective dates of such reports, Michael Davis, chairman of our board of directors, beneficially owned 1,175,827 of shares representing a 19.2% beneficial ownership, the Rudolf Steiner Foundation ("RSF"), beneficially owned 917,133 shares representing a 15.0% beneficial ownership, and Meridian OHC Partners held 227,258 shares representing a 3.7% beneficial ownership. The shares held by RSF were originally donated by a foundation affiliated with Mr. Davis or acquired from the proceeds of donations made by that foundation. In addition, Mr. Davis and RSF filed a Schedule 13D with the SEC on March 17, 2017 announcing the formation of a “group” among the two of them and certain of Mr. Davis’ affiliates under Section 13 of the Exchange Act. As part of the agreement between Mr. Davis and RSF, RSF has agreed not to sell, transfer or otherwise dispose of any of its shares in the Company unless RSF provides concurrent written notice to an affiliate of Mr. Davis and the Company at least three days prior to the consummation of any such sale, transfer or other disposition. In addition, on April 12, 2019, the Company borrowed $1.5 million from an entity affiliated with Mr. Davis pursuant to an unsecured promissory note.  As of March 31, 2021, $1.5 million remained due under this promissory note. On March 29, 2021, Meridian filed Schedule 13D filed under Section 13 of the Exchange Act, stating it sold 384,040 shares and decided to release the commitments of Meridian’s limited partner investors and the reporting entity (“group”) with such investors was terminated. Following the sale of the shares, the remaining shares were distributed to requested limited partners and the shares remaining within the group was reduced to 227,258 shares.

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

Our products are marketed in a number of countries around the world. For the year ended March 31, 2021, approximately 34% of our net sales were from sales to foreign customers. As a result, we are subject to a number of risks which include, but are not limited to:

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

As of March 31, 2021, we owed First Foundation Bank (the “Bank”) approximately $5.7 million, which consists of (i) $1.0 million owing under a Revolving Credit Agreement dated June 3, 2016, (ii) $4.0 million owing under a Term Loan Agreement dated August 14, 2012, which requires monthly payments of principal and interest until its maturity on August 14, 2032, and (iii) $0.7 million owing under a Term Loan Agreement dated July 30, 2015, which requires monthly payments of principal and interest until its maturity on September 1, 2022. If we are unable to make payments when due under these agreements, or repay these obligations at maturity, and we are otherwise unable to extend the maturity dates or refinance these obligations, we would be in default. We cannot provide any assurances that we will be able to generate the necessary amount of capital to make payments as they become due, or to repay these obligations, or that we will be able to extend the maturity dates or otherwise refinance these obligations. In the event of default on any of these loans, the Bank would have the right to exercise its rights and remedies to collect, which would include foreclosing on our assets. Accordingly, a default would have a material adverse effect on our business and, if the Bank exercises its rights and remedies, we would likely be forced to seek bankruptcy protection.

In addition, the agreements governing our indebtedness include certain debt service and other financial covenants that we must satisfy. In previous years, we have defaulted on certain of these covenants and have received waivers of the defaults from the Bank. As of March 31, 2019, we were not in compliance with the required debt service coverage ratio or the current ratio, but the Bank provided a waiver of the default on June 17, 2019. As of March 31, 2021 and 2020, we were in compliance with all of the required annual financial and debt covenants. We cannot provide any assurance that the Bank would provide us with a waiver should we not be in compliance in the future. A failure to maintain compliance along with our lender not agreeing to a waiver for the non-compliance would cause the outstanding borrowings to be in default and payable on demand which would have a material adverse effect on us and our ability to continue as a going concern.

We have incurred significant losses in the past. If we incur significant losses in the future, we will experience negative cash flow which may hamper current operations and prevent us from sustaining or expanding our business.

As of March 31, 2021, we had an accumulated deficit of approximately $16.3 million, primarily as a result of prior year losses. Historically, we have relied upon cash from operations and financing activities to fund all of the cash requirements of our business. However, no assurance can be provided that we will return to profitability and, even if we do return to profitability, extended periods of profitability and net income do not assure positive cash flows. Future periods of net losses from operations could result in negative cash flow, may cause us to default on certain covenants in our existing debt instruments and may hamper ongoing operations and prevent us from sustaining or expanding our business. We cannot assure you that we will achieve, sustain or increase profitability on a quarterly or annual basis in the future. If we do not achieve, sustain or increase profitability, our business will be adversely affected and our stock price may decline.

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

Stock markets have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock. In addition, the average daily trading volume of the securities of small companies can be very low. Limited trading volume of our stock may contribute to its future volatility. Price declines in our common stock could result from general market and economic conditions and a variety of other factors, including any of the following:

●	volatility resulting from minimal trading activity;

●	changes in market valuations of similar companies;

●	stock market price and volume fluctuations generally;

●	economic conditions specific to the dietary supplement products industry;

●	economic conditions tied to global resource markets, such as fuel costs;

●	announcements by us or our competitors of new or enhanced products or of significant contracts, acquisitions, strategic relationships, joint ventures or capital commitments;

●	fluctuations in our quarterly or annual operating results;

●	changes in our pricing policies or the pricing policies of our competitors;

●	changes in foreign currency exchange rates affecting our product costs, pricing or our customers markets;

●	regulatory developments effecting our specific products or industry; and

●	additions or departures of key personnel.

The price at which you purchase shares of our common stock may not be indicative of the price that will prevail later in the trading market. You may be unable to sell your shares of common stock at or above your purchase price, which may result in substantial losses to you. As of March 31, 2021, there were approximately 6.1 million shares of our common stock outstanding and stockholders holding at least 5% of our stock, individually or with affiliated persons or entities, collectively beneficially owned or controlled approximately 34.2% of such shares. Sales of large numbers of shares by any of our large stockholders could adversely affect our trading price, particularly given our relatively small historic trading volumes. If stockholders holding shares of our common stock sell, indicate an intention to sell, or if it is perceived that they will sell, substantial amounts of their common stock in the public market, the trading price of our common stock could decline. Moreover, if there is no active trading market or if the volume of trading is limited, holders of our common stock may have difficulty selling their shares.

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

Our principal facility and corporate headquarters are located at the Natural Energy Laboratory of Hawaii Authority (“NELHA”) at Keahole Point in Kailua-Kona, Hawaii. It encompasses approximately 96 fully developed acres containing microalgal cultivation ponds, processing facilities, research and quality control laboratories, and sales and administrative offices. The property is leased from the State of Hawaii under a 40-year commercial lease expiring in 2035 and a 19-year commercial lease expiring in 2037. Our lessee interest in the NELHA leases is encumbered by a mortgage securing approximately $5.7 million of debt (see Note 6 in the notes to our consolidated financial statements). If we were to require additional land for expansion, we believe that there is sufficient available land at NELHA, provided a revised or additional NELHA lease can be negotiated with acceptable terms. Under the terms of the existing NELHA leases, we could be required to remove improvements at the end of the lease terms. Based upon our analysis, we do not believe the projected cost for such removal to be reasonably estimable, and we also believe we are unlikely to incur such costs, given historical practices. However, conditions could change in the future and it is not possible to predict such changes or estimate any impact thereof. We also rent warehouse space in Rancho Cucamonga, California.

Item 3.	Legal Proceedings

From time to time, the Company may be involved in litigation and investigations relating to claims and matters arising out of its operations in the normal course of business.

On October 2, 2019, a shareholder of the Company, Meridian OHC Partners, LP (“Meridian”), filed a complaint in the United States District Court, District of Hawaii, against the Board of Directors seeking to proceed derivatively on behalf of the Company. The Company was named as a nominal defendant. The complaint alleged, among other things, that the directors have breached their fiduciary duties, in overseeing the Company. Meridian sought declaratory and injunctive relief and an award of damages to the Company. The case was Meridian v. Davis et al. (Cyanotech), No. 19-cv-0536 (D. Hawaii). The Company and the defendants filed motions to dismiss, and the court granted those motions and dismissed the complaint with prejudice on July 15, 2020. There were no significant legal matters outstanding at March 31, 2021.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed and traded on the NASDAQ Capital Market under the symbol “CYAN”. The closing price of our common stock was $2.80 as of June 15, 2021. The approximate number of holders of record of our common stock was 390 as of June 15, 2021. The high and low selling prices as reported by NASDAQ were as follows:

Quarter Ended:	June 30	September 30	December 31	March 31
Fiscal 2021
Common stock price per share:
High	$3.13	$3.20	$3.45	$6.29
Low	$1.91	$2.14	$2.37	$3.01

Fiscal 2020
Common stock price per share:
High	$3.47	$3.02	$2.78	$3.25
Low	$3.00	$2.01	$2.17	$1.82

We are prohibited from declaring any common stock dividends without the prior written consent of a lender per the conditions of an existing term loan agreement with such lender. We have never declared or paid cash dividends on our common stock. We currently do not anticipate paying any cash dividends on common stock.

The following table sets forth the Company’s common shares authorized for issuance under equity compensation plans as of March 31, 2021:

	Common shares to be issued upon exercise of options and restricted stock units outstanding (in shares)	Weighted- average exercise price of outstanding options and restricted stock units	Common shares available for future grant under equity compensation plans (in shares)
Equity compensation, plans approved by security holders	402,488	$3.39	1,263,258

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are an agricultural company and a world leader in the production of natural products derived from microalgae grown in complex and intricate agricultural systems on the Kona coast of Hawaii. We have a core competency in cultivating and processing microalgae into high-value, high-quality natural products for the human dietary supplement market. We are unique in that our microalgae are grown year-round in open ponds which, similar to natural land and plant-based horticulture, require favorable weather conditions.  In our case these conditions include consistent light, warm temperatures and low rainfall to achieve optimum production.  Equally important is a nutrient-rich environment, which requires the proper control and balance of necessary nutrients to support growth and yields.  Greater variability in these environmental factors more commonly occur in our winter growing season.

Our products are sold as consumer-packaged goods through natural products distributors, retailers and online channels, and direct to consumers, primarily in the U.S., as well as in bulk form to manufacturers, formulators and distributors worldwide in the health foods, nutraceuticals and dietary supplement markets.

We will continue to focus on growing the market for our high quality, higher margin consumer products by emphasizing the higher nutritional content of our Hawaiian Spirulina Pacifica® and the multiple health benefits of our BioAstin® Hawaiian Astaxanthin®. We generated 34%, 22% and 20% of our revenues outside of the United States during the years ended March 31, 2021, 2020 and 2019, respectively. Competing in a global marketplace, we are influenced by the general economic conditions of the countries in which our customers operate, including adherence to our customers’ local governmental regulations and requirements. Since substantially all sales are made in U.S. currency, we have no material foreign exchange exposure.

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

Fresh water is critical for our natural astaxanthin and spirulina production, and while we have not experienced any long-term constraint on fresh water availability, future availability could be negatively impacted by significant growth in the local population as well as by throughput constraints on the water delivery infrastructure owned by the County of Hawaii. Given the criticality of fresh water to our operations and the community, we recycle fresh water where possible and have developed additional water recycling systems in our efforts to utilize fresh water efficiently. Both fresh and sea water require electricity for pumping; and the cost of our electricity depends on the cost of fuel which is, in turn, tied to the global price of crude oil.

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

The COVID-19 pandemic has caused volatility in global markets and has resulted in the extended shutdown of certain businesses, which may in turn result in disruptions or delays to our supply chain and restrictions on the export or shipment of our products. Since our Company is an agricultural business, which is deemed an essential business in Hawaii, we have remained open for business with no material interruptions to our operations due to local pandemic-related regulations. We rely on third-party suppliers, global manufacturers and freight forwarders to export or ship our products, however, as of the date of this Annual Report, this reliance has not resulted in any material adverse impact on our operations.

Fiscal 2021 Summary:

●

Net sales for the year were $32.3 million, an increase of $0.4 million, or 1.4% from the prior year, driven primarily by a $2.3 million, or 18.9%, increase in spirulina sales and an increase in extraction services of $0.3 million, offset by a $2.2 million, or 11.4%, decrease in astaxanthin sales.

●

The pretax income for the year was $0.9 million compared to pretax income of $0.4 million in fiscal 2020. The increase in pretax income was primarily due to the forgiveness of the loan under the Paycheck Protection Program (“PPP”) in the amount of $1,389,000, including accrued interest of $8,000.

●

Cash at March 31, 2021 increased by $1.4 million compared to last year primarily due to net income for the year, decreases in inventories and proceeds from the PPP loan, offset by payments on the line of credit and term loans, capital expenditures and increases in accounts receivable due to higher sales in the current year.

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

●

Cash at March 31, 2020 increased by $1.6 million compared to last year primarily due to net income for the year, decreases in inventories, capital expenditures and proceeds from the related party loan, offset slightly by increases in accounts receivable due to higher sales in the current year.

Results of Operations for the 2021, 2020, and 2019 Fiscal Years

The following tables present selected consolidated financial data for each of the past three fiscal years ($ in thousands):

Consolidated Performance Summary	2021	2020	2019
Net sales	$32,345	$31,899	$30,202
Net sales increase (decrease)	1.4%	5.6%	(11.5)%
Gross profit	$11,117	$12,700	$10,466
Gross profit as % of net sales	34.4%	39.8%	34.7%
Operating expenses	$11,033	$11,647	$13,463
Operating expenses as % of net sales	34.1%	36.5%	44.6%
Operating income (loss)	$84	$1,053	$(2,997)
Operating income (loss) as % of net sales	0.3%	3.3%	(9.9)%
Gain on extinguishment of debt	$1,389	—	—
Income tax expense	$(3)	$(9)	$(17)
Net income (loss)	$920	$387	$(3,596)

Net sales by product	2021	2020	2019
Packaged sales
Astaxanthin packaged	$14,512	$17,811	$18,792
Astaxanthin packaged sales (decrease) increase	(18.5)%	(5.2)%	(8.6)%
Spirulina packaged	$7,616	$7,986	$7,867
Spirulina packaged sales (decrease) increase	(4.6)%	1.5%	(10.8)%
Total Packaged sales	$22,128	$25,797	$26,659
Total Packaged sales (decrease) increase	(14.2)%	(3.2)%	(9.2)%

Bulk sales
Astaxanthin bulk	$2,279	$1,151	$966
Astaxanthin bulk sales (decrease) increase	98.0%	19.2%	(11.3)%
Spirulina bulk	$7,119	$4,404	$2,340
Spirulina bulk sales (decrease) increase	61.6%	88.2%	(35.9)%
Total Bulk sales	$9,398	$5,555	$3,306
Total Bulk sales (decrease)	69.2%	68.0%	(30.2)%

Contract extraction revenue	$819	547	237

Fiscal 2021 results compared with Fiscal 2020

Net Sales Net sales increased $0.4 million, or 1.4%, in fiscal year ended March 31, 2021 compared with fiscal year 2020. This increase was primarily driven by a $2.7 million, or 61.6%, increase in spirulina bulk sales and an increase in contract extraction sales of $0.3 million, offset by $3.7 million, or 14.2%, decrease in total packaged sales when compared with fiscal year 2020. The bulk and contract extraction sales increases in the current year were primarily due to strong demand from our existing customers. The decrease in packaged sales was primarily due to lower demand for one of our major customers related to decreased promotional spending and reductions in certain of their retail locations, as well as lower consumer demand related to restrictions surrounding the COVID-19 pandemic in fiscal 2021, such as store restrictions, limitations of store demonstrations and loss of tourism in Hawaii.

Gross Profit Gross profit as a percent of net sales decreased by 5.4 percentage points compared to fiscal 2020, which was the result of sales product mix, with bulk sales at lower gross profit margin and current year higher spirulina costs per kilo driven by lower production volumes in the fiscal year.

Operating Expenses Operating expenses decreased $0.6 million, or 5.2%, in fiscal year 2021 as compared to fiscal year 2020 and decreased as a percentage of net sales by 2.4 percentage points.   The decreases were primarily due to lower general and administrative expenses of $0.4 million, or 7.7%, and lower sales and marketing costs of $0.2 million, or 4.2%, compared to the same expenses and costs in fiscal year 2020. The decrease in general and administrative expenses was primarily due to lower legal and audit expenses of $0.2 million and the prior year’s inclusion of expenses related to the severance of a former executive of $0.5 million, offset by increases in corporate insurance of $0.2 million and recruiting expenses of $0.1 million. Sales and marketing expenses were lower as a result of COVID-19 restrictions on promotional activities.

Gain on Extinguishment of Debt The gain on extinguishment of debt represents the forgiveness of the PPP loan of $1.4 million and the accrued interest of $8,000, under the Coronavirus Aid, Relief, and Economics Security Act (“CARES Act”).

Income Taxes We recorded an income tax expense of $3,000 in fiscal 2021 primarily for minimum state taxes, compared to income tax expense of $9,000 in fiscal 2020 due to an increase in the valuation allowance, offset by adjustments of federal and state effective tax rate.

Fiscal 2020 results compared with Fiscal 2019

Net Sales Net sales increased $1.7 million, or 5.6%, in the year ended March 31, 2020 compared with fiscal year 2019. This increase was primarily driven by a $2.2 million, or 68.0%, increase in both astaxanthin and spirulina bulk sales and an increase in contract extraction sales of $0.3 million, offset by $0.8 million, or 3.2%, decrease in packaged sales when compared with fiscal year 2019. The bulk sales increase was primarily the result of lack of product available for our bulk customers in the prior year. The decrease in packaged sales for astaxanthin was the result of non-recurring replenishment orders in fiscal year 2019, that were the result of depleted inventory related to the re-inoculation of our ponds. Contract extraction revenue more than doubled in the current year as we continue to grow this service to third-party producers of astaxanthin biomass.

Gross Profit Gross profit as a percent of net sales increased by 5.1 percentage points compared to fiscal 2019, primarily due to the improvements in production costs for both spirulina and astaxanthin in the first half of fiscal year 2020.

Operating Expenses Operating expenses decreased $1.8 million, or 13.5%, in fiscal year 2020 as compared to fiscal year 2019 and decreased as a percentage of net sales by 8.1 percentage points.   Overall costs were down due primarily to strategic cost cutting initiatives that began in the first part of fiscal year 2020. This included decreases in general and administrative costs of $0.4 million, or 7.6%, sales and marketing costs of $1.1 million, or 15.6%, and research and development costs of $0.3 million, or 34.1%, compared to fiscal year 2019.

Other Expense Other expense is comprised primarily of interest expense on term loans, related party debt, amortization of debt issuance costs and interest on other financing agreements. The slight increase is primarily due to the related party loan in the current fiscal year.

Income Taxes We recorded an income tax expense of $9,000 in fiscal 2020 due primarily to an increase in the valuation allowance, offset by adjustments of federal and state effective tax rates, compared to an income tax expense of $17,000 in fiscal 2019.

Liquidity and Capital Resources

Sources of Liquidity As of March 31, 2021, we had cash of $3.8 million and working capital of $9.3 million compared to $2.4 million and $8.4 million, respectively, at March 31, 2020. We have a Revolving Credit Agreement ("the Credit Agreement") with First Foundation Bank ("the Bank") that allows us to borrow up to $2.0 million on a revolving basis. At March 31, 2021 and 2020, we had outstanding borrowings of $1.0 million and $2.0 million respectively, on the line of credit. The line of credit is subject to renewal on August 30, 2021, and we intend to renew or replace it with another line of credit on or before the expiration date.

As of March 31, 2021, we had $4.6 million in long-term debt ("Term Loans") payable to the Bank that require the payment of principal and interest monthly through August 2032. Pursuant to the Term Loans and the Credit Agreement, we are subject to annual financial covenants, customary affirmative and negative covenants and certain subjective acceleration clauses. As of March 31, 2021 and 2020, we met all required annual financial and debt covenants.

In response to the COVID-19 pandemic and the uncertainty surrounding the pandemic, in May 2020, we obtained a PPP loan in the amount of $1.4 million under the CARES Act. The proceeds were used for certain payroll costs in accordance with the PPP and the PPP Flexibility Act of 2020. In December 2020, we received notice of forgiveness of the PPP loan in whole, including all accrued interest to date (see Note 6 in the notes to our consolidated financial statements).  In April 2019, we obtained an unsecured subordinated loan in the amount of $1.5 million from a related party. The proceeds were used to pay down accounts payable and for general operating capital purposes. On April 12, 2021, we amended this loan (see Note 6 and 16 in the notes to our consolidated financial statements).

Funds generated by operating activities and available cash are expected to continue to be our most significant sources of liquidity for working capital requirements, debt service and funding of maintenance levels of capital expenditures. In fiscal year 2020, we began a strategic cost savings initiative that included the elimination of positions through attrition and the elimination of open positions to create a leaner organization, and we continued the cost savings initiative throughout fiscal 2021.

Based upon our operating plan and related cash flow and financial projections, cash flows expected to be generated by operating activities and available financing are expected to be sufficient to fund our operations through at least June 30, 2022, and our debt service coverage ratio and current ratio covenants are expected to be in compliance with the annual Term Loans and Credit Agreement covenant requirements as of March 31, 2022, the next measurement date. However, no assurances can be provided that we will achieve our operating plan and cash flow projections for the next fiscal years or our projected consolidated financial position as of March 31, 2022. Such estimates are subject to change based on future results and such change could cause future results to vary significantly from expected results.

As indicated above, we were in compliance with all of our covenants as of March 31, 2021, however, there is no assurance that we will remain in compliance at any future measurement date, and there is no assurance that the Bank will waive such violations, if any, in the future. If the Bank does not waive a future violation, it could pursue remedies under the relevant agreements, including charging a higher interest rate on outstanding borrowings and calling repayment of outstanding borrowings. If this occurs, we would need to raise additional funds to repay the loans; however, we may not be able to secure such funding on acceptable terms, or at all.

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

Off-Balance Sheet Arrangements

As of March 31, 2021, we had no off-balance sheet arrangements or obligations.

Impact of Inflation

Inflationary factors such as increases in the costs of materials and labor directly affect our operations. Most of our leases provide for cost-of-living adjustments and require us to pay for insurance and maintenance expenses, all of which are subject to inflation. Additionally, our future lease costs for new facilities may include potentially escalating costs of real estate and construction. There is no assurance that we will be able to pass on increased costs to our customers.

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

Cash Flows The following table summarizes our cash flows from operating, investing and financing activities for each of the past three fiscal years ($ in thousands):

	2021	2020	2019
Total cash is provided by (used in):
Operating activities	$2,400	$1,243	$(847)
Investing activities	(760)	(224)	(531)
Financing activities	(290)	558	824

Increase (decrease) in cash	$1,350	$1,577	$(554)

Cash provided by operating activities in fiscal 2021 was the result of $0.9 million net income and non-cash charges of $1.1 million, offset by working capital of $0.4 million. The changes in working capital were primarily due to a $0.5 million decrease from other liabilities, offset by a decrease of $1.2 million in inventory.

Cash provided by operating activities in fiscal 2020 was the result of $0.4 million net income and non-cash charges of $2.9 million, offset by working capital of $2.1 million. The changes in working capital were primarily due to a $3.5 million decrease from accounts payable and other liabilities, offset by a decrease of $1.6 million in inventory.

Cash used in investing activities in fiscal years 2021 and 2020 includes costs for acquiring equipment and leasehold improvements at our Kona facility.

Cash used in financing activities in fiscal 2021 consists of $0.7 million in principal payments on debt and payments on short-term contract obligations and $1.0 million payments on the line of credit, offset by a $1.4 million increase for the PPP loan obtained in fiscal 2021.

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

Revenue - We record revenue based on the five-step model which includes: (1) identifying the contract with the customer; (2) identifying the performance obligations in the contract; (3) determining the transaction price; (4) allocating the transaction price to the performance obligations; and (5) recognizing revenue when the performance obligations are satisfied. Substantially all of our revenue is generated by fulfilling orders for the purchase of our microalgal dietary supplements to retailers, wholesalers, or direct to consumers via online channels, with each order considered to be a distinct performance obligation. These orders may be formal purchase orders, verbal phone orders, e-mail orders or orders received online. Shipping and handling activities for which we are responsible under the terms and conditions of the order are not accounted for as performance obligations but as fulfillment costs. These activities are required to fulfill our promise to transfer the goods and are expensed when revenue is recognized.

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

Customer contract liabilities consist of customer deposits received in advance of fulfilling an order and are shown separately on the consolidated balance sheets. During the years ended March 31, 2021 and 2020, we recognized $251,000 and $550,000, respectively, of revenue from deposits that were included in contract liabilities as of March 31, 2020 and 2019, respectively. Our contracts have a duration of one year or less and therefore, we have elected the practical expedient of not disclosing revenues allocated to partially unsatisfied performance obligations.

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

To the extent that our production levels are not sufficient to absorb all production costs on a period basis, we recognize abnormal production costs, including fixed cost variances from normal production capacity, fixed production overhead costs, idle facilities, freight handling costs and spoilage, as an expense in the period incurred, without adjusting overhead absorption rates. Normal capacity is defined as the production expected to be achieved over a number of periods or seasons under normal circumstances, taking into account the loss of capacity resulting from planned maintenance. Changes in management’s estimates could result in increases or decreases in the recorded amounts of inventory and cost of sales.

In fiscal 2021, cultivation of astaxanthin was completed in the first six months of the fiscal year during the most productive months of the year due to the best growing conditions, compared to year-round cultivation in the prior fiscal year. Total production costs are calculated for the year based on normal capacity of production expected to be achieved in a year under normal circumstances. These costs are then allocated into inventory based on the period of production, not including abnormal production costs. Allocating fixed and overhead costs requires management’s judgement to determine when production is outside of the normal range of expected variation in production.

Management reviews inventory levels, inventory turnover, product age and product marketability quarterly to evaluate recoverability and determine if a reserve for inventory is deemed necessary.

Equipment and leasehold improvements - Equipment and leasehold improvements are reported at cost less accumulated depreciation and amortization. Self-constructed leasehold improvements include design, construction and supervision costs. These costs are recorded in construction in progress and are transferred to equipment and leasehold improvements when construction is completed, and the facilities are placed in service. Long-lived assets, such as property and equipment and purchased intangibles subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized to the extent that the carrying amount exceeds the asset’s fair value. We recognized $64,000 and $0 impairment of long-lived assets as of March 31, 2021 and 2020, respectively, which are included in other income (expense) on the consolidated statements of operations.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Cyanotech Corporation

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Cyanotech Corporation (a Nevada corporation) and subsidiary (the “Company”) as of March 31, 2021 and 2020, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2021, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical audit matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. We determined that there are no critical audit matters.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2009.

Newport Beach, California

June 22, 2021

CYANOTECH CORPORATION

CONSOLIDATED BALANCE SHEETS

March 31,

	2021	2020
	(in thousands, except share data)
ASSETS
Current assets:
Cash	$3,767	$2,417
Accounts receivable, net of allowance for doubtful accounts of $32 in 2021 and $13 in 2020	2,436	2,154
Inventories, net	8,415	9,653
Prepaid expenses and other current assets	488	504
Total current assets	15,106	14,728
Equipment and leasehold improvements, net	12,136	13,042
Operating lease right-of-use assets, net	3,517	3,834
Other assets	120	183
Total assets	$30,879	$31,787

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,287	$2,137
Accrued expenses	844	849
Customer deposits	124	327
Operating lease obligations, current portion	343	319
Short-term contract obligation	—	38
Line of credit	1,000	2,000
Current maturities of long-term debt	1,210	689
Total current liabilities	5,808	6,359

Long-term debt, less current maturities	4,823	6,009
Long-term operating lease obligations	3,175	3,519
Other long-term liabilities	32	54
Total liabilities	13,838	15,941

Commitments and contingencies

Stockholders’ equity:
Preferred stock of $0.01 par value, authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock of $0.02 par value, authorized 50,000,000 shares; issued and outstanding 6,116,073 shares at March 31, 2021 and 6,011,885 shares at March 31, 2020	122	120
Additional paid-in capital	33,267	32,994
Accumulated deficit	(16,348)	(17,268)
Total stockholders’ equity	17,041	15,846
Total liabilities and stockholders’ equity	$30,879	$31,787

See accompanying notes to consolidated financial statements

CYANOTECH CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended March 31,

	2021	2020	2019
	(in thousands, except per share data)

Net sales	$32,345	$31,899	$30,202
Cost of sales	21,228	19,199	19,736
Gross profit	11,117	12,700	10,466
Operating expenses:
General and administrative	4,876	5,281	5,718
Sales and marketing	5,518	5,758	6,822
Research and development	639	608	923
Total operating expense	11,033	11,647	13,463
Income (loss) from operations	84	1,053	(2,997)
Other income (expense):
Interest expense, net	(550)	(657)	(582)
Gain on extinguishment of debt	1,389	—	—
Total other income (expense), net	839	(657)	(582)
Income (loss) before income taxes	923	396	(3,579)
Income tax expense	(3)	(9)	(17)
Net income (loss)	$920	$387	$(3,596)
Net income (loss) per share:
Basic	$0.15	$0.06	$(0.62)
Diluted	$0.15	$0.06	$(0.62)
Shares used in calculation of net income (loss) per share:
Basic	6,070	5,956	5,819
Diluted	6,200	5,961	5,819

See accompanying notes to consolidated financial statements

CYANOTECH CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended March 31, 2021, 2020 and 2019

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	(in thousands, except per share data)

Balances at March 31, 2018	5,772,032	$115	$32,051	$(14,059)	$18,107
Issuances of common stock for Director Stock Grants	47,223	1	169	—	170
Issuance of common stock for exercise of stock options for cash	49,600	1	107	—	108
Issuances of vested shares of restricted stock	16,003		(32)	—	(32)
Shares withheld for tax payments	(5,148)	—	—	—	—
Share-based compensation expense	—	—	152	—	152
Net loss	—	—	—	(3,596)	(3,596)
Balances at March 31, 2019	5,879,710	117	32,447	(17,655)	14,909
Issuances of common stock for Director Stock Grants	74,882	1	157	—	158
Issuance of common stock for exercise of stock options for cash	2,112	—	4	—	4
Issuance of common stock in connection with severance of former executive	58,993	1	319	—	320
Shares withheld from former executive for tax payments	(18,629)	—	—	—	—
Issuance of vested shares of restricted stock	22,489	1	(32)		(31)
Shares withheld for tax payments	(7,672)	—	—	—	—
Share-based compensation expense	—	—	99	—	99
Net income	—	—	—	387	387
Balances at March 31, 2020	6,011,885	120	32,994	(17,268)	15,846
Issuances of common stock for Director Stock Grants	66,385	1	157	—	158
Issuance of common stock for exercise of stock options for cash	19,000	—	68	—	68
Issuance of common stock in connection with severance of former executive	11,400	—	—	—	—
Shares withheld from former executive for tax payments	(3,635)	—	—	—	—
Issuance of vested shares of restricted stock	17,469	1	(8)		(7)
Shares withheld for tax payments	(6,431)	—	—	—	—
Share-based compensation expense	—	—	56	—	56
Net income	—	—	—	920	920
Balances at March 31, 2021	6,116,073	$122	$33,267	$(16,348)	$17,041

See accompanying notes to consolidated financial statements

CYANOTECH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended March 31,

	2021	2020	2019
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$920	$387	$(3,596)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	1,748	1,934	1,908
Gain from extinguishment of debt – PPP loan	(1,389)	—	—
Loss on impairment of assets	64	—	—
Amortization of debt issue costs and other assets	90	80	71
Amortization of operating leases right-of-use assets	317	294	—
Share-based compensation expense	214	577	322
Provision for doubtful accounts	46	—	—
Net (increase) decrease in assets:
Accounts receivable	(328)	(172)	682
Inventories	1,238	1,621	(2,240)
Prepaid expenses and other assets	18	41	64
Net increase (decrease) in liabilities:
Accounts payable	4	(2,785)	1,395
Accrued expenses	3	(143)	100
Customer deposits	(203)	(299)	493
Operating lease obligations	(320)	(289)	—
Deferred rent and other liabilities	(22)	(3)	(46)
Net cash provided by (used in) operating activities	2,400	1,243	(847)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in equipment and leasehold improvements	(760)	(224)	(431)
Cash paid to acquire Cellana assets	—	—	(100)
Net cash used in investing activities	(760)	(224)	(531)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on short-term contract obligation	(38)	(247)	(110)
Net (payments) draws on line of credit	(1,000)	—	1,500
Net draws on long-term debt – related party	—	1,500	—
Proceeds from long-term debt – PPP loan	1,381	—	—
Principal payments on long-term debt	(670)	(611)	(576)
Payments on finance leases	(24)	(57)	(66)
Taxes paid related to net share settlement of restricted stock units	(7)	(31)	(32)
Proceeds from issuance of common stock and exercise of stock options	68	4	108
Net cash (used in) provided by financing activities	(290)	558	824
Net increase (decrease) in cash	1,350	1,577	(554)
Cash at beginning of year	2,417	840	1,394
Cash at end of year	$3,767	$2,417	$840

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$446	$618	$380
Income taxes	$14	$—	$—
Non-cash financing activities:
Purchase of Cellana assets	$—	$—	$495
Less: Issuance of short-term obligation	—	—	(395)
Cash paid to acquire Cellana assets	$—	$—	$100

See accompanying notes to consolidated financial statements

CYANOTECH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND BASIS OF PRESENTATION

Cyanotech Corporation (the “Company”), located in Kailua-Kona, Hawaii, was incorporated in the state of Nevada on March 3, 1983 and is listed on the NASDAQ Global Select Market under the symbol “CYAN”. The Company is engaged in the production of natural products derived from microalgae for the dietary supplements market.

The Company is an agricultural company that produces high value natural products derived from microalgae grown in complex and intricate open-pond agricultural systems on the Kona coast of Hawaii.  The Company's products include Hawaiian Spirulina Pacifica®, a superfood with numerous benefits, including boosting the immune system and overall cellular health; and BioAstin® Hawaiian Astaxanthin®, a powerful antioxidant shown to support and maintain the body's natural inflammatory response.

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

Liquidity and Capital Resources

As of March 31, 2021, the Company had cash of $3,767,000 and working capital of $9,298,000 compared to $2,417,000 and $8,369,000, respectively, at March 31, 2020. The Company has a Revolving Credit Agreement (the “Credit Agreement”) with First Foundation Bank (“the Bank”) that allows the Company to borrow up to $2,000,000 on a revolving basis. At March 31, 2021 and 2020, the Company had outstanding borrowings of $1,000,000 and $2,000,000, respectively, on the line of credit. The line of credit is subject to renewal on August 30, 2021, and the Company intends to renew or replace it with another line of credit on or before the expiration date.

As of March 31, 2021, the Company had $4,613,000 in long-term debt (“Term Loans”) payable to the Bank that require the payment of principal and interest monthly through August 2032. Pursuant to the Term Loans and the Credit Agreement, the Company is subject to annual financial covenants, customary affirmative and negative covenants and certain subjective acceleration clauses. As of March 31, 2021 and 2020, the Company met all required annual financial and debt covenants.

In response to the coronavirus (“COVID-19”) pandemic and the uncertainty surrounding the pandemic, in May 2020, the Company obtained a Paycheck Protection Program (“PPP”) loan in the amount of $1,381,000, under the Coronavirus Aid, Relief, and Economics Security Act (“CARES Act”). The proceeds were used for certain payroll costs in accordance with the PPP and the PPP Flexibility Act of 2020. In December 2020, the Company received notice of forgiveness of the PPP loan in whole, including all accrued interest to date (see Note 6). In April 2019, the Company obtained an unsecured subordinated loan in the amount of $1,500,000 from a related party. The proceeds were used to pay down accounts payable and for general operating capital purposes. On April 12, 2021, the Company amended this loan (see Notes 6 and 16).

Funds generated by operating activities and available cash are expected to continue to be the Company's most significant sources of liquidity for working capital requirements, debt service and funding of maintenance levels of capital expenditures. In fiscal year 2020, the Company began a strategic cost savings initiative that included the elimination of positions through attrition and the elimination of open positions to create a leaner organization, and the Company continued the cost savings initiative throughout fiscal 2021.

Based upon the Company's operating plan and related cash flow and financial projections, cash flows expected to be generated by operating activities and available financing are expected to be sufficient to fund the Company's operations through at least June 30, 2022, and the Company's debt service coverage ratio and current ratio covenants are expected to be in compliance with the annual Term Loans and Credit Agreement covenant requirements as of March 31, 2022, the next measurement date. However, no assurances can be provided that the Company will achieve its operating plan and cash flow projections for the next fiscal years or its projected consolidated financial position as of March 31, 2022. Such estimates are subject to change based on future results and such change could cause future results to vary significantly from expected results.

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

Concentration Risk

The Company maintains its cash accounts in banks located in Hawaii, which are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per bank.  The Company had cash balances at March 31, 2021 and 2020 that exceeded the balance insured by the FDIC by $3,267,000 and $1,917,000, respectively.  A significant portion of revenues and accounts receivables are derived from a few major customers. For the year ended March 31, 2021, two customers individually accounted for 19% and 17% of the Company’s total net sales and for the year ended March 31, 2020, two customers individually accounted for 33% and 18% of the Company’s total net sales. For the year ended March 31, 2019, two customers individually accounted for 33% and 24% of our total net sales. Three and two customers accounted for 57% and 80%, respectively, of the Company’s accounts receivable balance as of March 31, 2021 and 2020, respectively.

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

Accounting for Asset Retirement Obligations

Management evaluates quarterly the potential liability for asset retirement obligations under the Company’s lease for its principal facility and corporate headquarters. No liability has been recognized as of March 31, 2021 and 2020 (see Note 8).

Revenue Recognition

The Company records revenue based on the five-step model which includes: (1) identifying the contract with the customer; (2) identifying the performance obligations in the contract; (3) determining the transaction price; (4) allocating the transaction price to the performance obligations; and (5) recognizing revenue when the performance obligations are satisfied. Substantially all of the Company’s revenue is generated by fulfilling orders for the purchase of its microalgal dietary supplements to retailers, wholesalers, or direct to consumers via online channels, with each order considered to be a distinct performance obligation. These orders may be formal purchase orders, verbal phone orders, e-mail orders or orders received online. Shipping and handling activities for which the Company is responsible under the terms and conditions of the order are not accounted for as performance obligations but as fulfillment costs. These activities are required to fulfill the Company’s promise to transfer the goods and are expensed when revenue is recognized.

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

Customer contract liabilities consist of customer deposits received in advance of fulfilling an order and are shown separately on the consolidated balance sheets. During the years ended March 31, 2021 and 2020, the Company recognized $251,000 and $550,000, respectively, of revenue from deposits that were included in contract liabilities as of March 31, 2020 and 2019, respectively. The Company’s contracts have a duration of one year or less and therefore, the Company has elected the practical expedient of not disclosing revenues allocated to partially unsatisfied performance obligations.

Research and Development

Research and development costs are expensed as incurred and consist primarily of labor, benefits and outside research.

Advertising

Advertising costs are expensed as incurred. Total advertising expense for the years ended March 31, 2021, 2020 and 2019 was $2,116,000, $1,992,000, and $2,413,000, respectively.

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

In evaluating a tax position for recognition, management evaluates whether it is more-likely-than-not that a position will be sustained upon examination, including resolution of related appeals or litigation processes, based on the technical merits of the position. If the tax position meets the more-likely-than-not recognition threshold, the tax position is measured and recognized in the Company’s financial statements as the largest amount of tax benefit that, in management’s judgment, is greater than 50% likely of being realized upon settlement. At March 31, 2021 and 2020, there were no liabilities for income tax associated with unrecognized tax benefits.

The Company recognizes accrued interest related to unrecognized tax benefits as well as any related penalties in interest expense in its consolidated statements of operations. During the years ended March 31, 2021 and 2020, there was no accrual for the payment of interest and penalties related to uncertain tax positions.

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

The Company utilizes the Black-Scholes option pricing model to determine the fair value of each option award. Expected volatilities are based on the historical volatility of the Company’s common stock over a period consistent with that of the expected term of the options. The expected term of the options is estimated based on factors such as vesting periods, contractual expiration dates and historical exercise behavior. The risk-free rates for periods within the contractual life of the options are based on the yields of U.S. Treasury instruments with terms comparable to the estimated option terms. The forfeiture rate of the options is based on historical forfeitures of similar grants.

Per Share Amounts

Basic earnings (loss) per common share is calculated by dividing net income (loss) for the year by the weighted average number of common shares outstanding during the year. Diluted earnings per common share is calculated by dividing net income for the year by the sum of the weighted average number of common shares outstanding during the year plus the number of potentially dilutive common shares (“dilutive securities”) that were outstanding during the year. Dilutive securities include restricted stock units and stock options granted pursuant to the Company’s stock option plans. Dilutive securities related to the Company’s stock option plans are included in the calculation of diluted earnings per common share using the treasury stock method. Potentially dilutive securities are excluded from the computation of earnings per share in periods in which a net loss is reported, as their effect would be antidilutive. A reconciliation of the numerators and denominators of the basic and diluted income (loss) per common share calculations for the years ended March 31, 2021, 2020 and 2019 is presented in Note 12.

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

Recently Issued Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes”(“ASU 2019-12”), which, as part of its Simplification Initiative to reduce the cost and complexity in accounting for income taxes, removes certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also amends other aspects of the guidance to help simplify and promote consistent application of GAAP. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the impact this standard may have on its consolidated financial statements and related disclosures.

3.	INVENTORIES

Inventories consist of the following as of March 31, 2021 and 2020:

	2021	2020
	(in thousands)
Raw materials	$547	$397
Work in process	3,206	4,172
Finished goods	4,423	4,945
Supplies	239	139
Inventories, net	$8,415	$9,653

The Company recognizes abnormal production costs, including fixed cost variances from normal production capacity, fixed production overhead costs, idle facilities, freight handling costs and spoilage, as an expense in the period incurred, without adjusting overhead absorption rates. Normal production capacity is defined as the production expected to be achieved over a number of periods or seasons under normal circumstances, taking into account the loss of capacity resulting from planned maintenance. The Company expensed abnormal production costs of $110,000, $0 and $250,000 to cost of sales for the fiscal years ended March 31, 2021, 2020 and 2019, respectively.

In fiscal 2021, cultivation of astaxanthin was completed in the first six months of the fiscal year during the most productive months of the year due to the best growing conditions, compared to year-round cultivation in the prior fiscal year. The Company calculates total production costs for the year based on normal capacity of production expected to be achieved in a year under normal circumstances. These costs are then allocated into inventory based on the period of production, not including abnormal production costs. Allocating fixed and overhead costs requires management’s judgement to determine when production is outside of the normal range of expected variation in production.

Other non-inventoriable fixed costs of $179,000, $343,000 and $176,000 were expensed to cost of sales for the fiscal years ended March 31, 2021, 2020 and 2019, respectively.

4.	EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements consist of the following as of March 31, 2021 and 2020:

	2021	2020
	(in thousands)
Equipment	$19,056	$18,841
Leasehold improvements	14,703	14,736
Furniture and fixtures	372	369
	34,131	33,946
Less accumulated depreciation and amortization	(22,740)	(21,179)
Construction in-progress	745	275
Equipment and leasehold improvements, net	$12,136	$13,042

Management has determined that $64,000 of asset impairment existed as of March 31, 2021, and the impairment loss was included in other income (expense) on the consolidated statements of operations. No asset impairment existed as of March 31, 2020.

Depreciation and amortization expense were approximately $1,748,000, $1,934,000 and $1,908,000 for the years ended March 31, 2021, 2020 and 2019, respectively.

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

The short-term obligation was comprised of two separate loans in the principal amount of $180,000 and $215,000. The first loan of $180,000 bore an interest rate of 6.25% and was payable in four monthly installments of principal and interest. The loan commenced on December 1, 2018 and matured on July 15, 2019. There were no principal amounts outstanding at March 31, 2021 or March 31, 2020.

The second loan had a principal amount of $215,000 and was a non-interest bearing loan that was payable in twelve monthly installments. The loan commenced on December 1, 2018 and matured on October 15, 2019. This contract contains a hold back of $38,000 pending resolution of certain closing items by the seller, which has been resolved. The principal amounts outstanding at March 31, 2021 and March 31, 2020 were $0 and $38,000, respectively.

6.	LINE OF CREDIT AND LONG-TERM DEBT

Total debt consists of the following at March 31, 2021 and 2020 as follows:

	2021	2020
	(in thousands)
Line of credit	$1,000	$2,000
Long-term debt	4,673	5,367
Long-term debt – related party	1,500	1,500
Less current maturities	(2,210)	(2,689)
Long-term debt, excluding current maturities	4,963	6,178
Less unamortized debt issuance costs	(140)	(169)
Total long-term debt, net of current maturities and unamortized debt issuance costs	$4,823	$6,009

Line of Credit and Term Loans

On August 30, 2016, the Credit Agreement, which the Company entered into with the Bank on June 3, 2016, became effective after the Company and the Bank received the necessary approvals from the State of Hawaii to secure the lien on the Company’s leasehold property in Kona, Hawaii. The Credit Agreement allows the Company to borrow up to $2,000,000 on a revolving basis. Borrowings under the Credit Agreement bear interest at the Wall Street Journal prime rate (3.25% at March 31, 2021 and 4.75% at March 31, 2020) plus 2%, floating, provided that at no time shall the annual interest rate be less than 5.25%.

At March 31, 2021 and 2020, the outstanding balances under the Credit Agreement was $1,000,000 and $2,000,000, respectively, and were included in current liabilities on the Consolidated Balance Sheets. The line of credit, which is subject to annual renewal, was renewed on August 30, 2020 and will be subject to renewal upon expiration on August 30, 2021. Pursuant to the August 30, 2018 renewal, the current ratio covenant was 1.50:1 and is applicable to both the line of credit and term loans with the Bank.

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

The provisions of the 2015 Loan require the payment of principal and interest until its maturity on September 1, 2022, the obligation fully amortizes over seven (7) years. Interest on the 2015 Loan accrues on the outstanding principal balance at an annual variable rate equal to the published Wall Street Journal prime rate (3.25% and 4.75% at March 31, 2021 and 2020, respectively) plus 2.0% and is adjustable on the first day of each calendar quarter and fixed for that quarter, provided that at no time shall the annual interest rate be less than 6.0%. The 2015 Loan has a prepayment penalty of 5.0% for any prepayment made prior to the first anniversary of the date of the 2015 Loan Agreement, which penalty is reduced by 1.0% each year thereafter until the fifth anniversary of such date, after which there is no prepayment penalty. The balance under the 2015 Loan was $635,000 and $1,027,000 at March 31, 2021 and 2020, respectively, and was included in the long-term debt in the debt table above.

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

The provisions of the 2012 Loan required the payment of interest only for the first 12 months of the term; thereafter, and until its maturity on August 14, 2032, the obligation fully amortizes over nineteen (19) years. Interest on the 2012 Loan accrues on the outstanding principal balance at an annual variable rate equal to the published Wall Street Journal prime rate (3.25% and 4.75% at March 31, 2021 and March 31, 2020, respectively) plus 1.0% and is adjustable on the first day of each calendar quarter and fixed for that quarter, provided that at no time shall the annual interest rate be less than 5.5%. The balance under the 2012 Loan was $3,978,000 and $4,222,000 at March 31, 2021 and 2020, respectively, and was included in long-term debt in the debt table above.

The 2015 Loan includes a one-time origination and guaranty fee totaling $113,900 and an annual renewal fee payable in the amount of 0.5% of the USDA guaranteed portion of the outstanding principal balance as of December 31 of each year, beginning December 31, 2015. The USDA has guaranteed 80% of all amounts owing under the 2015 Loan. The 2012 Loan included a one-time origination and guaranty fees totaling $214,500 and an annual renewal fee payable in the amount of 0.25% of the USDA guaranteed portion of the outstanding principal balance as of December 31 of each year, beginning December 31, 2012. The USDA has guaranteed 80% of all amounts owing under the 2012 Loan. The balance in unamortized debt issuance costs was $140,000 and $169,000 at March 31, 2021 and 2020, respectively.

Loan Covenants

The Company’s Credit Agreement, 2015 Loan and 2012 Loan are subject to annual debt service and other financial covenants, including covenants which require the Company to meet key financial ratios and customary affirmative and negative covenants.  As of March 31, 2021 and 2020, the Company was in compliance with all required covenants.

Long-term Debt – PPP

In May 2020, the Company obtained a PPP loan in the amount of $1,381,000 with an original maturity date of May 2022. In December 2020, the Company received notice of forgiveness of the PPP loan in whole, including all accrued unpaid interest. In fiscal year 2021, the Company recorded the forgiveness of $1,381,000 of principal and $8,000 of accrued interest for a total of $1,389,000, which was included in gain on extinguishment of debt on the Consolidated Statements of Operations. The Company has used the proceeds of the PPP loan for certain payroll costs in accordance with the PPP.

Long-term Debt – Related Party

In April 2019, the Company obtained an unsecured subordinated loan in the amount of $1,500,000, which bears interest at the Wall Street Journal prime rate, plus 1%, or 4.25% and 5.5% at March 31, 2021 and 2020, respectively, and is payable quarterly. The principal amount and any accrued and unpaid interest are due in April 2021 (see Note 16). At March 31, 2021, the balance under this loan was $1,500,000 and $500,000 was included in current maturities of long-term debt and $1,000,000 was included in long-term debt in the debt table above.  At March 31, 2020, the balance under this loan was $1,500,000 and was included in long-term debt in the debt table above.

Equipment Finance Agreement

In October 2017, the Company entered into an Equipment Finance Agreement (the “Equipment Agreement”) with a lender, which provides up to $175,000 of financing for equipment. The interest rate on this loan is 4.75%. The provisions of the Equipment Agreement require the payment of principal and interest until its maturity on October 31, 2022. The balance under this loan was $60,000 and $94,000 at March 31, 2021 and 2020, respectively, and was included in long-term debt in the debt table above.

Finance Lease Obligations

In February 2016, the Company executed a finance lease agreement with Bank of the West providing for $51,000 in equipment, secured by the equipment financed. The finance lease matured in March 2021 and was payable in 60 equal monthly payments. The interest rate under this finance lease was 4.18%. The balance under this lease was $0 and $11,000 at March 31, 2021 and 2020, respectively, and was included in current maturities of long-term debt in the debt table above.

In July 2015, the Company executed a finance lease agreement with Huntington Technology Finance providing for $174,000 in equipment, secured by the equipment financed. The finance lease matured in July 2020 and was payable in 60 equal monthly payments. The interest rate under this finance lease was 6.57%. The balance under this lease was $0 and $13,000 at March 31, 2021 and 2020, respectively, and was included in current maturities of long-term debt in the debt table above.

For fiscal years ended March 31, 2021 and 2020, the finance lease costs under these finance lease obligations were $15,000 and $25,000, respectively.

Future principal payments under the loans and equipment finance agreement at March 31, 2021 are as follows:

Fiscal year ending March 31	(in thousands)
2022	$1,210
2023	515
2024	1,287
2025	304
2026	321
Thereafter	2,536
Total principal payments	$6,173

7.	ACCRUED EXPENSES

Accrued expenses as of March 31, 2021 and 2020 consist of the following:

	2021	2020
	(in thousands)
Wages, commissions, bonus and profit sharing	$211	$295
Vacation	408	301
Rent, interest and legal	86	76
Other accrued expenses	139	177
Total accrued expenses	$844	$849

8.	OPERATING LEASES

The Company’s principal facility and its corporate headquarters are located at the Natural Energy Laboratory of Hawaii Authority (“NELHA”) at Keahole Point in Kailua-Kona, Hawaii. The Company leases two properties from the State of Hawaii under a 40-year commercial lease expiring in 2035 and a 19-year commercial lease expiring in 2037. Under the terms of the existing NELHA leases, the Company could be required to remove improvements at the end of the lease terms. Under generally accepted accounting principles in the United States, an entity should recognize the fair value of a liability for an asset retirement obligation in the period in which the retirement obligation is incurred, if a reasonable estimate of fair value can be made. If such an estimate cannot be made in the period the asset retirement obligation is incurred, the liability should be recognized when the fair value can be reasonably estimated. Based on communications with NELHA, management does not believe the projected cost for such removal to be material to the consolidated financial statements, or likely, given historical practices. However, conditions could change in the future. It is not possible to predict such changes or estimate any impact thereof.

The Company leases facilities, equipment and land under non-cancelable operating leases expiring through 2037. One of its facility leases contains price escalations and a renewal option for five years. The land lease provides for contingent rentals in excess of minimum rental commitments based on a percentage of the Company’s sales. Contingent rental payments for the years ended March 31, 2021, 2020 and 2019 were $50,000, $49,000 and $54,000, respectively.

Right-of-use assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Right-of-use assets and liabilities were recognized at April 1, 2019 based on the present value of lease payments over the existing lease terms, using the Bank’s incremental borrowing rate based on the information available at recognition, and the Company has elected to exclude non-lease components. At March 31, 2021, the weighted average remaining lease term was 13.5 years and the operating lease costs were $591,000. There were no new leases in fiscal year 2021. At March 31, 2020, the weighted average remaining lease term is 13.9 years, the weighted average discount rate is 7.5% and the operating lease costs were $592,000.

Supplemental balance sheet information related to leases consist of the following as of:

Operating leases	Balance Sheet Classification	March 31, 2021	March 31, 2020
		(in thousands)
Right-of-use assets	Operating lease right-of-use assets	$4,128	$4,128
Accumulated lease amortization	Operating lease right-of-use assets	(611)	(294)

Total right-of-use assets		$3,517	$3,834

Current lease liabilities	Operating lease obligations	$343	$319
Non-current lease liabilities	Long-term operating lease obligations	3,175	3,519

Total lease liabilities		$3,518	$3,838

Maturities of lease liabilities at March 31, 2021 are as follows:

Year ending March 31	(in thousands)
2022	$593
2023	537
2024	371
2025	371
2026	339
Thereafter	3,353
Total undiscounted lease payments	5,564
Less: present value discount	(2,046)
Total lease liabilities balance	$3,518

Rent expense, including contingent rent, under operating leases were $616,000, $623,000 and $588,000 for the years ended March 31, 2021, 2020 and 2019, respectively. Property taxes paid to the states of Hawaii and California were $28,000, $28,000 and $29,000 for the years ended March 31, 2021, 2020 and 2019, respectively.

As of February 11, 2021, the Company has entered into an interim funding and solar lease agreement with a financing company for two of its buildings: extraction and research and quality control laboratories. On April 19, 2021, the lease was amended to create two separate leases for each building due to the timing of the installation of the solar panels. The two 84-month leases, with monthly installments in aggregate of $8,400, will commence once the solar equipment is fully installed and the local utility companies grant permission to operate. As of the date of this report, the solar leases have not commenced.

9.	OTHER COMMITMENTS AND CONTINGENCIES

From time to time, the Company may be involved in litigation and investigations relating to claims and matters arising out of its operations in the normal course of business. There were no significant legal matters outstanding at March 31, 2021.

As of March 31, 2021, 2020 and 2019, the Company had purchase obligations of $1,005,000, $825,000 and $951,000, respectively, including agreements to purchase goods or services that are enforceable, are legally binding and specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The term of the minimum purchase agreement is for ten years, expiring in April 2026 and purchase obligations do not include agreements that are cancelable without penalty.

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

On August 25, 2016, the Company’s shareholders approved the 2016 Plan as a successor to the 2005 Plan, authorizing the Board of Directors to provide incentive to the Company’s officers, employees and certain independent consultants through equity based compensation in the form of stock options, restricted stock, restricted stock units, stock appreciation rights and other stock based awards (together, “Stock Awards”) and performance shares and performance units (together, “Performance Awards”). Awards under the 2016 Plan are limited to the authorized amount of 1,300,000 shares, up to 600,000 of which are available for issuance in connection with Performance Awards and Stock Awards. As of March 31, 2021, there were 1,078,858 shares available for grant under the 2016 Plan.

On August 28, 2014, the Company’s shareholders approved the 2014 Directors Plan authorizing the Board of Directors to provide incentive to the Company’s independent directors through equity-based compensation in the form of stock options and restricted stock. Awards under the 2014 Directors Plan are limited to the authorized amount of 350,000 shares. As of March 31, 2021, there were 43,133 shares available for grant under the 2014 Directors Plan.

The following table presents shares authorized, available for future grant and outstanding under each of the Company’s plans:

	As of March 31, 2021
	Authorized	Available	Outstanding
2016 Plan	1,300,000	1,078,858	163,188
2014 Directors Plan	350,000	43,133	12,000
2005 Plan	—	—	215,300
2004 Directors Plan	—	—	12,000
Total	1,650,000	1,121,991	402,488

Stock Options

All stock option grants made under the equity-based compensation plans were issued at exercise prices no less than the Company’s closing stock price on the date of grant. Options under the 2016 Plan, 2005 Plan and 2014 Directors Plan were determined by the Board of Directors or the Compensation Committee of the Board of Directors in accordance with the provisions of the respective plans. The terms of each option grant include vesting, exercise, and other conditions are set forth in a Stock Option Agreement evidencing each grant. No option can have a life in excess of ten (10) years. The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model. The model requires various assumptions, including a risk-free interest rate, the expected term of the options, the expected stock price volatility over the expected term of the options, and the expected dividend yield. Compensation expense for employee stock options is recognized ratably over the vesting term. Compensation expense recognized for options issued under all Plans was $29,000, $133,000 and $77,000 for the years ended March 31, 2021, 2020 and 2019, respectively. In fiscal 2020, compensation expense included $109,000 related to a settlement agreement with a former executive.

A summary of option activity under the Company’s stock plans for the years ended March 31, 2021, 2020 and 2019 is presented below:

Option Activity	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at March 31, 2018	589,400	$4.06	4.9	$675,300
Granted	50,000	3.00
Exercised	(49,600)	2.17
Expired	(50,000)	4.82
Outstanding at March 31, 2019	539,800	$4.06	4.9	$675,300
Granted	5,000	2.11
Exercised	(2,112)	2.08
Forfeited	(104,388)	4.58
Expired	(120,000)	3.53
Outstanding at March 31, 2020	318,300	$4.08	3.0	$—
Granted	130,000	2.35
Exercised	(19,000)	3.59
Forfeited	(55,000)	3.13
Outstanding at March 31, 2021	374,300	$3.64	3.9	$129,700
Exercisable at March 31, 2021	249,300	$4.29	1.2	$10,450

The aggregate intrinsic value in the table above is before applicable income taxes and represents the excess amount over the exercise price optionees would have received if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price of $3.30, $2.06 and $3.24 at March 31, 2021, 2020 and 2019, respectively. The total intrinsic value of stock options exercised during fiscal years 2020, 2019 and 2018 were $6,000, $1,000 and $77,000, respectively.

A summary of the Company’s non-vested options for the year ended March 31, 2021 is presented below:

Nonvested Options	Shares	Weighted Average Grant-Date Fair Value
Nonvested at March 31, 2020	37,500	$1.52
Granted	130,000	1.20
Vested	(5,000)	1.27
Forfeited	(37,500)	1.52
Nonvested at March 31, 2021	125,000	$1.19

The weighted average grant-date fair value of stock options granted during fiscal years 2021, 2020 and 2019 was $155,000, $5,000 and $76,000, respectively. The total grant-date fair value of stock options that vested during fiscal years 2021, 2020 and 2019 were $6,000, $169,000 and $72,000, respectively.

The following table summarizes the weighted average characteristics of outstanding stock options as of March 31, 20

21:

			Outstanding Options			Exercisable Options
Range of Exercise Prices			Number of Shares	Remaining Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$2.11	-	$2.34	105,000	9.2	$2.28	5,000	$2.11
$2.35	-	$3.70	47,600	6.1	$2.93	22,600	$3.32
$3.71	-	$3.95	145,200	0.4	$3.82	145,200	$3.82
$3.96	-	$5.91	76,500	1.9	$5.62	76,500	$5.62
Total stock options			374,300	3.9	$3.64	249,300	$4.29

The range of fair value assumptions related to options granted during the years ended March 31, 2021, 2020 and 2019 were as follows:

	2021	2020	2019
Exercise Price	$1.20	$1.10	$3.00
Volatility	54.44%	50.61%	49.94%
Risk Free Rate	0.40%	1.47%	2.40%
Vesting Period (in years)	3.0	0	4.0
Forfeiture Rate	0%	0%	0%
Expected Life (in years)	6.2	6.9	6.3
Dividend Rate	0%	0%	0%

Total unrecognized stock-based compensation expense related to all unvested stock options was $122,000 and $52,000, at March 31, 2021 and 2020, respectively, which is expected to be expensed over a weighted average period of 3.1 and 2.8 years, respectively.

On May 20, 2021, 50,000 stock options were granted to one of the Company’s officers. These options have an exercise price of $2.96, the closing market price of Cyanotech common stock on the grant date, and vest over a period of three years.

Restricted Stock

Grants of fully vested restricted stock issued during fiscal years 2021, 2020 and 2019 to Non-Employee Directors was 66,385, 78,882 and 47,223 shares, respectively. Compensation expense recognized for fully vested restricted stock grants issued under the 2014 Directors Plan was $158,000, $158,000 and $170,000 for the fiscal years ended March 31, 2021, 2020 and 2019, respectively.

Restricted Stock Units (“RSUs”)

RSUs are service-based awards granted to eligible employees under our 2016 Plan. Compensation expense recognized for RSUs issued under the 2016 Plan was $28,000, $81,000 and $75,000 for the years ended March 31, 2021, 2020 and 2019, respectively. In fiscal 2020, compensation expense included $6,000 related to a settlement agreement with a former executive.

The following table summarizes information related to awarded RSUs:

Nonvested Restricted Stock Units	Shares	Weighted Average Grant Price
Nonvested restricted stock units at March 31, 2018	39,675	$3.89
Granted	23,923	$4.10
Vested	(16,003)	$3.88
Forfeited	(8,781)	$4.07
Nonvested restricted stock units at March 31, 2019	38,814	$3.98
Granted	4,051	$2.67
Vested	(24,483)	$3.76
Forfeited	(5,616)	$4.01
Nonvested restricted stock units at March 31, 2020	12,766	$3.98
Granted	28,647	$2.15
Vested	(9,135)	$3.97
Forfeited	(4,090)	$2.21
Nonvested restricted stock units at March 31, 2021	28,188	$2.38

Total unrecognized stock-based compensation expense related to unvested restricted stock units was $42,000 and $18,000 at March 31, 2021 and 2020, respectively, which is expected to be expensed over a weighted average period of 2.1 years and 1.3 years, respectively.

On April 6, 2021, 1,072 RSUs were awarded to new employees of the Company. This award is valued at $3.36 per share, the closing market price of Cyanotech common stock on the grant date, and vests over a period of two years.

Common Stock

In fiscal 2020, the Company recorded $205,000 in compensation expense related to a settlement agreement with a former executive.

11.	COMMON AND PREFERRED STOCK

The Company has authorized a total of sixty million shares of which fifty million shares are authorized common stock and ten million shares are authorized preferred stock. None of the preferred stock was issued or outstanding at March 31, 2021 and 2020. Under the terms of the Company’s Amended and Restated Articles of Incorporation, the Board of Directors is authorized to determine or alter the rights, preferences, privileges and restrictions of the Company’s authorized but unissued shares of preferred stock.

12.	EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the potentially dilutive effect of outstanding stock options using the treasury stock method.

Reconciliations between the numerator and the denominator of the basic and diluted income (loss) per share computations for the years ended March 31, 2021, 2020 and 2019 are as follows:

	Net Income (loss) (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except per share amounts)
Year ended March 31, 2021:
Basic income per share	$920	6,070	$0.15
Effective dilutive securities—Common stock options	—	130	—
Diluted income per share	$920	6,200	$0.15
Year ended March 31, 2020:
Basic income per share	$387	5,956	$0.06
Effective dilutive securities—Common stock options	—	5	—
Diluted income per share	$387	5,961	$0.06
Year ended March 31, 2019:
Basic and diluted loss per share	$(3,596)	5,819	$(0.62)

Basic and diluted per share amounts are the same in periods of a net loss, because common share equivalents are anti-dilutive when a net loss is recorded. Diluted earnings per share does not include the impact of common stock options totaling 50,000 for the fiscal years ending March 31, 2019, as the effect of their inclusion would be anti-dilutive. Restricted stock units become dilutive within the period granted and remain dilutive until the units vest and are issued as common stock. Diluted earnings per share does not include the impact of restricted stock units totaling 28,188, 12,766 and 38,814 for the fiscal years ending March 31, 2021, 2020 and 2019, respectively, as the effect of their inclusion would be anti-dilutive.

13.	PROFIT SHARING AND 401K PLAN

The Company sponsors a profit sharing plan for all employees not covered under a separate management incentive plan. Under the profit sharing plan, a percentage determined by the Board of Directors of pre-tax profits on a quarterly basis may be allocated to non-management employees at management’s discretion. The profit sharing bonus may be distributed all in cash on an after-tax basis or distributed half in cash (on an after-tax basis) and the remainder deposited in an employee’s 401(k) account on a pre-tax basis. Employees may also make voluntary pre-tax contributions to their 401(k) accounts. Compensation expense under this plan was approximately $25,000, $34,000 and $9,100 for the fiscal years ended March 31, 2021, 2020 and 2019, respectively. Additionally, the Company makes a retirement contribution to all employees individual 401(k) accounts equal to two percent of each employee’s base pay for each bi-weekly pay period on a pre-tax basis. Retirement expense under this plan was approximately $112,000, $96,000 and $116,000 for fiscal years ended March 31, 2021, 2020 and 2019, respectively.

14.	PRODUCT LINE AND GEOGRAPHIC INFORMATION

Disaggregation of Revenue

The following table represents revenue disaggregated by major product line and extraction services for the years ended March 31, 2021, 2020 and 2019 (in thousands):

	2021	2020	2019
Packaged sales
Astaxanthin packaged	$14,512	$17,811	$18,792
Spirulina packaged	7,616	7,986	7,867
Total packaged sales	22,128	25,797	26,659

Bulk sales
Astaxanthin bulk	2,279	1,151	966
Spirulina bulk	7,119	4,404	2,340
Total bulk sales	9,398	5,555	3,306

Contract extraction revenue	819	547	237
Total net sales	$32,345	$31,899	$30,202

Cost of sales for contract extraction services for the years ended March 31, 2021, 2020 and 2019 were $337,000, $128,000 and $142,000, respectively.

Net sales by geographic region for the years ended March 31, 2021, 2020 and 2019 are as follows:

	2021		2020		2019
	(dollars in thousands)
Net sales(1):
United States	$21,474	66%	$24,855	78%	$24,192	80%
Asia / Pacific	5,827	18%	1,848	6%	2,597	9%
Europe	3,416	11%	3,659	11%	2,316	8%
Other	1,628	5%	1,537	5%	1,097	3%
	$32,345	100%	$31,899	100%	$30,202	100%

(1)	Net sales are attributed to countries based on location of customer.

15.	INCOME TAXES

Income tax (expense) benefit for the years ended March 31, 2021, 2020 and 2019 consisted of:

	2021	2020	2019
	(in thousands)
Current:
Federal	$—	$3	$4
State	(3)	(12)	(21)
Total current (expense) benefit	(3)	(9)	(17)
Deferred:
Federal	—	—	—
State	—	—	—
Total deferred expense	—	—	—
Income tax expense	$(3)	$(9)	$(17)

On December 22, 2017, H.R. 1, originally known as the Tax Cuts and Jobs Act, (“the Tax Act”) was enacted. Among the significant changes to the U.S. Internal Revenue Code, the Tax Act lowered the U.S. federal corporate income tax rate (“Federal Tax Rate”) from 34% to 21% effective January 1, 2018. The 21% Federal Tax Rate applies to fiscal years ending March 31, 2019 and each year thereafter. The following table reconciles the amount of income taxes computed at the Federal Tax Rates of 21% for each of the years ended March 31, 2021, 2020 and 2019, to the amount reflected in the Company’s consolidated statements of operations for the years ended March 31, 2021, 2020 and 2019:

	2021	2020	2019
	(in thousands)
Tax provision at federal statutory income tax rate	$(263)	$(114)	$752
Stock-based compensation	(11)	(13)	6
(Increase) decrease in valuation allowance	(17)	159	(1,015)
State income taxes benefit (expense), net of federal income tax effect	1	(2)	264
State rate adjustment	—	(32)	(30)
AMT Credit	—	3	4
Deferred Tax True-up	27	—	—
CARES Act, PPP Loan Forgiveness	298	—	—
Other, net	(38)	(10)	2
Income tax expense	$(3)	$(9)	$(17)

The tax effects of temporary differences related to various assets, liabilities and carry forwards that give rise to deferred tax assets and deferred tax liabilities as of March 31, 2021, 2020 and 2019 are as follows:

	2021	2020	2019
	(in thousands)
Deferred tax assets:
Net operating loss carry forwards	$4,009	$3,703	$3,611
Inventory	136	492	509
Compensation accrual	136	136	131
Tax credit carry forwards	28	28	28
Interest limitation	—	3	174
Operating lease right-of-use assets	1,002	1,108	—
Other	34	25	27
Gross deferred tax assets	5,345	5,495	4,480
Less valuation allowance	(3,030)	(3,013)	(3,172)
Net deferred tax assets	2,315	2,482	1,308

Deferred tax liabilities:
Operating lease obligations	(1,002)	(1,106)	—
Depreciation and amortization	(1,313)	(1,376)	(1,308)
Net deferred tax liabilities	(2,315)	(2,482)	(1,308)

Net deferred tax assets (liabilities)	$—	$—	$—

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

As of March 31, 2021, 2020 and 2019, the Company has concluded that a valuation allowance was appropriate in light of the significant negative evidence, which was objective and verifiable, primarily the cumulative losses in recent years.

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

At March 31, 2021, the Company has net operating loss carry forwards and tax credit carry forwards available to offset future federal income tax as follows (in thousands):

Expires March 31,	Net Operating Loss	State Net Operating Losses	Research and Experimentation Tax Credit
	(in thousands)
2022	$2,839	$—	$—
2023	1,863	—	—
2025	—	—	8
2026	159	—	2
2027	2,665	—	—
Thereafter	4,379	712	18
Indefinite	4,506	—	—
	$16,411	$712	$28

Under the Tax Act, the corporate Alternative Minimum Tax (“AMT”) was repealed. Taxpayers with AMT credit carryovers can use the credits to offset regular tax liability for any taxable year. In addition, the AMT credit is refundable in any taxable year beginning after December 31, 2017 and before December 31, 2022 in an amount equal to 50% (100% in the case of taxable years beginning in 2021) of the excess of the minimum tax credit for the taxable year over the amount of the credit allowable for the year against regular tax liability. Thus, a taxpayers’ entire AMT credit carryforward amounts are fully refundable by 2022. The Company had an AMT credit carryforward of $60,000 remaining as of March 31, 2019, which was fully refunded upon filing of the March 31, 2020 tax returns. No credit carryforward remains for the March 31, 2021 period.

In response to the COVID-19 pandemic, the CARES Act was signed into law in March 2020. The CARES Act lifts certain deduction limitations originally imposed by the Tax Act. Corporate taxpayers may carryback net operating losses originating during 2018 through 2020 for up to five years, which was not previously allowed under the Tax Act. The CARES Act also eliminates the 80% of taxable income limitations by allowing corporate entities to fully utilize net operating loss carryforwards to offset taxable income in 2018, 2019 and 2020. The CARES Act allows taxpayers with alternative minimum tax credits to claim a refund in 2020 for the entire amount of the credits instead of recovering the credits through refunds over a period of years, as originally enacted by the Tax Act. Under the CARES Act, for tax years beginning in 2018 or 2019, a corporation’s annual limit on the minimum tax credit is increased by the AMT refundable credit amount. For tax years beginning in 2019, the AMT refundable credit amount is 100% of the excess of a corporation’s minimum tax credit over the amount otherwise allowed as an AMT credit for that year. The entire AMT credit carryforward has been refunded as of March 31, 2021.

At March 31, 2021, the Company has state tax net operating loss carry forwards available to offset future California state taxable income of $2,808,000. These carry forwards expire March 31, 2037 through 2041. California has suspended the usage of net operating losses (“NOLs”) for tax years beginning 2020, 2021 and 2022. The Company will evaluate its ability to use NOLs during this time period. At March 31, 2021, the Company has state tax net operating loss carry forwards available to offset future Hawaii state taxable income of $8,382,000. These carry forwards expire March 31, 2030 through 2041. The Company has state net operating losses in several additional states that are immaterial.

In addition, the CARES Act loosens the limitation applied to the deductibility of business interest from 30% to 50%, raises the corporate charitable deduction limit to 25% of taxable income, and makes qualified improvement property generally eligible for 15-year cost recovery and 100% bonus depreciation. The enactment of the CARES Act did not result in any material adjustments to the Company’s income tax provision for the fiscal years ended March 31, 2021 and March 31, 2020.

On December 27, 2020, the Consolidated Appropriations Act, 2021 (“CAA”) was enacted. The CAA included the COVID-related Tax Relief Act of 2020 (“COVID TRA”). Section 276 of the COVID TRA includes provisions that overturn IRS Notice 2020-32 and Rev. Rul. 2020-27, allowing full deductibility of expenses incurred to receive forgiveness of the PPP loan. The Company received full forgiveness of its PPP loan during the fiscal year 2021. For income tax purposes, the forgiveness has been excluded from income and the applicable expenses incurred during the fiscal year have been deducted.

The following, in general, represents the open tax years and jurisdictions that the Company used in its evaluation of tax positions. The Company has unused net operating losses carried forward, which cause the statute to remain open up to the amount of unused loss with the statute not begin until the year in which they are used.

Open tax years ending March 31,			Jurisdiction
2018	-	2021	U.S. Federal
2018	-	2021	State of Hawaii
2017	-	2021	State of California

16.	RELATED-PARTY TRANSACTIONS AND BALANCES

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

On April 12, 2021, the Company entered into an Amended and Restated Promissory Note (the “Skywords Amended Note”) with Skywords. The Company and Skywords agreed to amend, restate, replace and otherwise modify without novation, the Skywords Note in order to convert $500,000 of the outstanding principal amount into revolving loans that may be prepaid and reborrowed from time to time in principal amounts not to exceed $500,000, extend the maturity date by three years, adjust the interest rate to reflect a floor of 5% and secure Skywords’ interest by granting a security interest in substantially all of the Company’s personal property assets, subject to limited exceptions (the “Collateral”). On April 12, 2021, concurrently with the conversion, the Company repaid in cash to Skywords the principal amount of $500,000 plus accrued interest to date of $1,900, leaving a remaining balance of $1,000,000 on this loan. The Skywords Amended Note bears interest at a rate of 1% plus the prime rate (as published by the Wall Street Journal), which will be recalculated and payable on a quarterly basis, provided that at no time shall the annual interest rate be less than 5%. The principal amount and any accrued and unpaid interest will be due and payable on April 12, 2024, unless accelerated in an event of default. The Company may prepay the Skywords Note at any time without penalty.

On April 12, 2021, in connection with the grant of a security interest in the Collateral, the Company also entered into an Intercreditor and Subordination Agreement with the Bank and Skywords. The Company is indebted to the Bank pursuant to two Term Loans and a Credit Agreement, each of which granted the Bank a security interest in substantially all of the Company’s personal property assets. The Bank’s security interest in the Company’s personal property assets ranks senior to Skywords’ security interest in the Collateral, and the Intercreditor and Subordination Agreement generally governs the relationship between the Bank and Skywords as secured lenders to the Company and includes customary terms.

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

The Company had no additional subsequent events, other than those mentioned in note 8 for operating lease, note 10 for stock options and RSUs issued, and note 16 for a related party loan amendment.

18.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
	(in thousands, except per share data)
2021
Net sales	$7,351	$8,571	$6,985	$9,438	$32,345
Gross profit	2,974	3,301	2,071	2,771	11,117
Net income (loss)	138	155	827	(200)	920
Net income (loss) per share
Basic and diluted	0.02	0.03	0.13	(0.03)	0.15

2020
Net sales	$8,071	$7,690	$7,504	$8,634	$31,899
Gross profit	3,676	3,063	2,877	3,084	12,700
Net income (loss)	(133)	228	171	121	387
Net income (loss) per share
Basic and diluted	(0.02)	0.04	0.03	0.01	0.06

Item 9A.	Controls and Procedures

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

Management’s Report on Internal Control over Financial Reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management evaluated the effectiveness of our internal control over financial reporting as of March 31, 2021. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control - Integrated Framework” (2013 Framework). Based on our assessment, using those criteria, management concluded that our internal control over financial reporting was effective as of March 31, 2021.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal year ended March 31, 2021 that has materially affected, or was reasonably likely to materially affect, our internal control over financial reporting.

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

Information with respect to Directors may be found under captions “Proposal One: Election of Directors,” “Board Meetings and Committees,” “Director Compensation,” “Security Ownership of Certain Beneficial Owners and Management: and “Compliance with Section 16(a) of the Exchange Act” contained in Cyanotech’s definitive 2021 Proxy Statement. Information on Executive Officers may be found under the caption “Executive Officers” contained in Cyanotech’s definitive 2021 Proxy Statement.

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

The information required by this Item is incorporated herein by reference from the sections captioned “Executive Compensation and Other Information,” “Equity Compensation Plan Information” and “Option Grants in Fiscal Year 2021,” contained in Cyanotech’s definitive 2021 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The security ownership information required by this Item is incorporated herein by reference from the sections captioned “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” contained in Cyanotech’s definitive 2021 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item, if any, is incorporated herein by reference from the sections captioned “Related Party Transactions” contained in Cyanotech’s definitive 2021 Proxy Statement.

Item 14.	Principal Accountant Fees and Services

Information concerning principal accountant fees and services appears under the heading “Independent Registered Public Accounting Firm’s Fees” in Cyanotech’s definitive 2021 Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statements Schedules

(a)		Financial Statements and Schedule

	(1)	The following Financial Statements of Cyanotech Corporation and the Report of Independent Registered Public Accounting Firm are included in Item 8 of this report:
		Report of Independent Registered Public Accounting Firm	25
		Consolidated Balance Sheets as of March 31, 2021 and 2020	26
		Consolidated Statements of Operations for the years ended March 31, 2021, 2020 and 2019	27
		Consolidated Statements of Stockholders’ Equity for the years ended March 31, 2021, 2020 and 2019	28
		Consolidated Statements of Cash Flows for the years ended March 31, 2021, 2020 and 2019	29
		Notes to Consolidated Financial Statements	30

	(2)	The following financial statement schedule is included in this report on the pages indicated below:
		Schedule II—Valuation and Qualifying Accounts	53

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

10.16

Separation Agreement, dated as of September 25, 2020, by and between Brian Orlopp and Cyanotech Corporation (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 1, 2020).

10.17

Executive Employment Agreement, dated as of September 28, 2020, by and between Felicia Ladin and Cyanotech Corporation (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 1, 2020).

21.1	Subsidiaries of the Company (Incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2012, File No. 0-14602)
23.1*	Consent of Independent Registered Public Accounting Firm signed June 22, 2021
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of June 22, 2021.
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of June 22, 2021.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed as of June 22, 2021.
99.1*	Press Release dated June 22, 2021.
101

The following financial information from our Annual Report on Form 10-K for fiscal year ended March 31, 2021, filed with the SEC on June 22, 2021, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets at March 31, 2021 and 2020, (ii) the Consolidated Statements of Operations for the years ended March 31, 2021, 2020 and 2019, (iii) the Consolidated Statements of Stockholders’ Equity for the years ended March 31, 2021, 2020 and 2019, (iv) the Consolidated Statements of Cash Flows for the years ended March 31, 2021 and 2020, and (v) Notes to Consolidated Financial Statements.

* Included herewith. Other exhibits were filed as shown above.

Schedule II

Cyanotech Corporation

Valuation and Qualifying Accounts

Years Ended March 31, 2021, 2020 and 2019

(in thousands)

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expense	Charged to Other Accounts	Deductions	Balance at End of Year
Allowance for Doubtful Accounts:
2021	$13	$46	$—	$27	$32
2020	27	—	—	14	13
2019	27	—	—	—	27

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 22 day of June, 2021.

CYANOTECH CORPORATION

By:	/s/ Gerald R. Cysewski, PH.D.
Gerald R. Cysewski, PH.D.
Chief Executive Officer; Vice Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Gerald R. Cysewski, PH.D.	Chief Executive Officer; Vice Chairman of the Board	June 22, 2021
Gerald R. Cysewski, PH.D.	(Principal Executive Officer)

/s/ Felicia Ladin	Chief Financial Officer, Vice President—Finance and	June 22, 2021
Felicia Ladin	Administration, and Treasurer (Principal Financial Officer)

/s/ Michael A. Davis	Chairman of the Board	June 22, 2021
Michael A. Davis

/s/ Nancy E. Katz	Director	June 22, 2021
Nancy Katz

/s/ Walter B. Menzel	Director	June 22, 2021
Walter B. Menzel

/s/ David M. Mulder	Director	June 22, 2021
David M. Mulder

/s/ David L. Vied	Director	June 22, 2021
David L. Vied

Exhibit Number	Document Description
3.1	Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, filed November 9, 2012, File No. 0-14602)
3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to the Company’s Report on Form 8-K filed January 13, 2010, File No. 0-14602)
4.1	Specimen Common Stock (Incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2007, File No. 0-14602)
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

10.3

2004 Independent Director Stock Option and Restricted Stock Grant Plan, amended and restated November 8, 2011 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q dated November 14, 2011 for the quarter ended September 30, 2011)

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

10.7	2014 Independent Director Stock Option and Restricted Stock Grant Plan (Incorporated by reference to the Company’s Definitive Proxy Statement filed July 18, 2014)
10.8	2016 Equity Incentive Plan (Incorporated by reference to the Company’s Definitive Proxy Statement filed July 15, 2016)
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

10.16

Separation Agreement, dated as of September 25, 2020, by and between Brian Orlopp and Cyanotech Corporation (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 1, 2020).

10.17

Executive Employment Agreement, dated as of September 28, 2020, by and between Felicia Ladin and Cyanotech Corporation (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 1, 2020).

21.1	Subsidiaries of the Company (Incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2012)
23.1*	Consent of Independent Registered Public Accounting Firm signed June 22, 2021
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of June 22, 2021
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of June 22, 2021
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed as of June 22, 2021
99.1*	Press Release dated June 22, 2021
101

The following financial information from our Annual Report on Form 10-K for fiscal year ended March 31, 2021, filed with the SEC on June 22, 2021, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets at March 31, 2021 and 2020, (ii) the Consolidated Statements of Operations for the years ended March 31, 2021, 2020 and 2019, (iii) the Consolidated Statements of Stockholders’ Equity for the years ended March 31, 2021, 2020 and 2019, (iv) the Consolidated Statements of Cash Flows for the years ended March 31, 2021 and 2020, and (v) Notes to Consolidated Financial Statements.