Form 10-Q
period 2021-09-30
CYANOTECH CORP
filed 2021-11-10
CIK 768408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended September 30, 2021

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

As of November 4, 2021, the number of shares outstanding of the registrant’s common stock was 6,194,166.

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

CYANOTECH CORPORATION

FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

CYANOTECH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	September 30, 2021	March 31, 2021
ASSETS
Current assets:
Cash	$2,134	$3,767
Accounts receivable, net of allowance for doubtful accounts of $113 as of September 30, 2021 and $32 as of March 31, 2021	3,077	2,436
Inventories, net	9,808	8,415
Prepaid expenses and other current assets	339	488
Total current assets	15,358	15,106

Equipment and leasehold improvements, net	11,901	12,136
Operating lease right-of-use assets, net	3,500	3,517
Other assets	118	120
Total assets	$30,877	$30,879

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,833	$2,287
Accrued expenses	1,250	844
Customer deposits	110	124
Operating lease obligations, current portion	373	343
Line of credit	350	1,000
Current maturities of long-term debt	731	1,210
Total current liabilities	4,647	5,808

Long-term debt, less current maturities	4,468	4,823
Long-term operating lease obligations	3,125	3,175
Other long-term liabilities	24	32
Total liabilities	12,264	13,838

Commitments and contingencies

Stockholders’ equity:
Preferred stock of $0.01 par value, authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock of $0.02 par value, authorized 50,000,000 shares; issued and outstanding 6,138,728 shares at September 30, 2021 and 6,116,073 shares at March 31, 2021	123	122
Additional paid-in capital	33,347	33,267
Accumulated deficit	(14,857)	(16,348)
Total stockholders’ equity	18,613	17,041
Total liabilities and stockholders’ equity	$30,877	$30,879

See accompanying notes to condensed consolidated financial statements

CYANOTECH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020

Net sales	$9,419	$8,571	$18,383	$15,923
Cost of sales	5,657	5,270	10,949	9,647
Gross profit	3,762	3,301	7,434	6,276

Operating expenses:
General and administrative	1,422	1,472	2,768	2,800
Sales and marketing	1,131	1,374	2,681	2,618
Research and development	127	173	284	308
Total operating expenses	2,680	3,019	5,733	5,726

Income from operations	1,082	282	1,701	550

Interest expense, net	(101)	(121)	(196)	(251)

Income before income taxes	981	161	1,505	299

Income tax expense	11	6	14	6

Net income	$970	$155	$1,491	$293

Net income per share:
Basic	$0.16	$0.03	$0.24	$0.05
Diluted	$0.15	$0.03	$0.24	$0.05

Shares used in calculation of net income per share:
Basic	6,130	6,054	6,124	6,042
Diluted	6,315	6,163	6,312	6,147

See accompanying notes to condensed consolidated financial statements

CYANOTECH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

Three months ended September 30, 2021 and 2020

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	(in thousands, except per share data)
Balances at June 30, 2021	6,117,719	$122	$33,285	$(15,827)	$17,580
Issuance of vested shares of restricted stock	32,210	1	(37)	—	(36)
Shares withheld for tax payments	(11,201)	—	—	—	—
Share-based compensation expense	—	—	99	—	99
Net income	—	—	—	970	970
Balances at September 30, 2021	6,138,728	$123	$33,347	$(14,857)	$18,613

Balances at June 30, 2020	6,028,312	$120	$32,999	$(17,130)	$15,989
Issuances of common stock for Director Stock Grants	66,385	1	157	—	158
Issuance of vested shares of restricted stock	3,637	1	(3)	—	(2)
Shares withheld for tax payments	(1,261)	—	—	—	—
Share-based compensation expense	—	—	11	—	11
Net income	—	—	—	155	155
Balances at September 30, 2020	6,097,073	$122	$33,164	$(16,975)	$16,311

Six months ended September 30, 2021 and 2020

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	(in thousands, except per share data)
Balances at March 31, 2021	6,116,073	$122	$33,267	$(16,348)	$17,041
Issuance of vested shares of restricted stock	34,751	1	(40)	—	(39)
Shares withheld for tax payments	(12,096)	—	—	—	—
Share-based compensation expense	—	—	120	—	120
Net income	—	—	—	1,491	1,491
Balances at September 30, 2021	6,138,728	$123	$33,347	$(14,857)	$18,613

Balances at March 31, 2020	6,011,885	$120	$32,994	$(17,268)	$15,846
Issuances of common stock for Director Stock Grants	66,385	1	157	—	158
Issuance of common stock in connection with severance of former executive	11,400	—	—	—	—
Shares withheld from former executive for tax payments	(3,635)	—	—	—	—
Issuance of vested shares of restricted stock	17,469	1	(7)	—	(6)
Shares withheld for tax payments	(6,431)	—	—	—	—
Share-based compensation expense	—	—	20	—	20
Net income	—	—	—	293	293
Balances at September 30, 2020	6,097,073	$122	$33,164	$(16,975)	$16,311

See accompanying notes to condensed consolidated financial statements

CYANOTECH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,491	$293
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	798	918
Amortization of debt issue costs and other assets	32	54
Amortization of operating leases right-of-use assets	144	156
Share-based compensation expense	120	178
Provision for doubtful accounts	85	—
Net (increase) decrease in assets:
Accounts receivable	(726)	71
Inventories	(897)	(421)
Prepaid expenses and other assets	134	73
Net increase (decrease) in liabilities:
Accounts payable	(992)	(8)
Accrued expenses	406	129
Customer deposits	(14)	(129)
Operating lease obligations	(147)	(156)
Deferred rent and other liabilities	(8)	(17)
Net cash provided by operating activities	426	1,141
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in equipment and leasehold improvements	(521)	(295)
Net cash used in investing activities	(521)	(295)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on short-term contract obligation	—	(38)
Net payments on line of credit	(650)	—
Net payments on debt – related party	(500)	—
Proceeds from long-term debt – PPP loan	—	1,381
Principal payments on long-term debt	(349)	(330)
Payments on finance leases	—	(17)
Taxes paid related to net share settlement of restricted stock units	(39)	(6)
Net cash (used in) provided by financing activities	(1,538)	990
Net (decrease) increase in cash	(1,633)	1,836
Cash at beginning of period	3,767	2,417
Cash at end of period	$2,134	$4,253

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$180	$235
Income taxes	$2	$14

See accompanying notes to condensed consolidated financial statements

CYANOTECH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

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

Liquidity and Capital Resources

As of September 30, 2021, the Company had cash of $2,134,000 and working capital of $10,711,000 compared to $3,767,000 and $9,298,000, respectively, as of March 31, 2021. The Company has a Revolving Credit Agreement (“Credit Agreement”) with First Foundation Bank (“Bank”) that allows the Company to borrow up to $2,000,000 on a revolving basis. At September 30, 2021 and March 31, 2021, the Company had outstanding borrowings of $350,000 and $1,000,000, respectively, on the line of credit.  The line of credit is subject to renewal on August 30, 2022 and the Company intends to renew or replace it with another line of credit on or before the expiration date.

As of September 30, 2021, the Company had $4,281,000 in long-term debt (“Term Loans”) payable to the Bank that require the payment of principal and interest monthly through August 2032. Pursuant to the Term Loans and the Credit Agreement, the Company is subject to annual financial covenants, customary affirmative and negative covenants and certain subjective acceleration clauses. As of March 31, 2021, the Company was in compliance with all required annual financial covenants under the Term Loans and the Credit Agreement.

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

Based upon the Company’s operating plan and related cash flow and financial projections, cash flows expected to be generated by operating activities and available financing are expected to be sufficient to fund its operations through at least September 30, 2022, and the Company’s debt service coverage ratio and current ratio covenants are expected to be in compliance with the annual Term Loans and Credit Agreement covenant requirements as of March 31, 2022, the next measurement date. However, no assurances can be provided that the Company will achieve its operating plan and cash flow projections for the next fiscal years or its projected consolidated financial position as of March 31, 2022. Such estimates are subject to change based on future results and such change could cause future results to vary significantly from expected results.

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

Concentration Risk

A significant portion of revenue and accounts receivable are derived from a few major customers. For the three months ended September 30, 2021, two customers individually accounted for 28% and 21% of the Company’s total net sales, and for the three months ended September 30, 2020, two customers individually accounted for 24% and 21% of the Company’s total net sales. For the six months ended September 30, 2021, two customers individually accounted for 21% and 16% of the Company’s total net sales, and for the six months ended September 30, 2020, two customers individually accounted for 19% and 16% of the Company’s total net sales. Two customers accounted for 60% of the Company’s accounts receivable balance as of September 30, 2021, and three customers accounted for 57% of the Company’s accounts receivable balance as of March 31, 2021.

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

Customer contract liabilities consist of customer deposits received in advance of fulfilling an order and are shown separately on the consolidated balance sheets. During the three months ended September 30, 2021 and 2020, the Company did not recognize any revenue from deposits that were included in contract liabilities as of March 31, 2021 and 2020, respectively. During the six months ended September 30, 2021 and 2020, the Company recognized $49,000 and $251,000, respectively, of revenue from deposits that were included in contract liabilities as of March 31, 2021 and 2020, respectively. The Company’s contracts have a duration of one year or less and therefore, the Company has elected the practical expedient of not disclosing revenues allocated to partially unsatisfied performance obligations.

Disaggregation of Revenue

The following table represents revenue disaggregated by major product line and extraction services for the:

($ in thousands)	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020
Packaged sales
Astaxanthin packaged	$4,015	$4,138
Spirulina packaged	1,796	2,126
Total packaged sales	5,811	6,264

Bulk sales
Astaxanthin bulk	509	463
Spirulina bulk	2,985	1,684
Total bulk sales	3,494	2,147

Contract extraction revenue	114	160
Total net sales	$9,419	$8,571

($ in thousands)	Six Months Ended September 30, 2021	Six Months Ended September 30, 2020
Packaged sales
Astaxanthin packaged	$8,054	$7,354
Spirulina packaged	4,538	3,968
Total packaged sales	12,592	11,322

Bulk sales
Astaxanthin bulk	914	908
Spirulina bulk	4,569	3,214
Total bulk sales	5,483	4,122

Contract extraction revenue	308	479
Total net sales	$18,383	$15,923

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

Inventories are stated at the lower of cost or net realizable value. Cost is determined by the first-in, first-out method. Inventories consist of the following as of:

	September 30, 2021	March 31, 2021
	(in thousands)
Raw materials	$932	$547
Work in process	4,052	3,206
Finished goods	4,562	4,423
Supplies	262	239
Inventories, net	$9,808	$8,415

The Company recognizes abnormal production costs, including fixed cost variances from normal production capacity, fixed production overhead costs, idle facilities, freight handling costs and spoilage, as an expense in the period incurred, without adjusting overhead absorption rates. Normal production capacity is defined as the production expected to be achieved over a number of periods or seasons under normal circumstances, taking into account the loss of capacity resulting from planned maintenance. The Company had no abnormal productions costs for the three or six months ended September 30, 2021 or September 30, 2020.

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

Other non-inventoriable fixed costs of $32,000 and $17,000 were expensed to cost of sales for the three months ended September 30, 2021 and 2020, respectively. Other non-inventoriable fixed costs of $36,000 and $46,000 were expensed to cost of sales for the six months ended September 30, 2021 and 2020, respectively.

4.	EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements consist of the following as of:

	September 30, 2021	March 31, 2021
	(in thousands)
Equipment	$19,368	$19,056
Leasehold improvements	14,744	14,703
Furniture and fixtures	376	372
	34,488	34,131
Less accumulated depreciation and amortization	(23,538)	(22,740)
Construction-in-progress	951	745
Equipment and leasehold improvements, net	$11,901	$12,136

Management has determined no asset impairment existed as of September 30, 2021 and March 31, 2021, respectively. Depreciation and amortization expense were approximately $398,000 and $451,000 for the three months ended September 30, 2021 and 2020, respectively. Depreciation and amortization expense were approximately $798,000 and $918,000 for the six months ended September 30, 2021 and 2020, respectively.

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

The short-term obligation was comprised of two separate loans in the principal amount of $180,000 and $215,000. The first loan of $180,000 bore an interest rate of 6.25% and was payable in four monthly installments of principal and interest. The loan commenced on December 1, 2018 and matured on July 15, 2019. There were no principal amounts outstanding at September 30, 2021 or March 31, 2021.

The second loan had a principal amount of $215,000 and was a non-interest bearing loan that was payable in twelve monthly installments. The loan commenced on December 1, 2018 and matured on October 15, 2019. This contract contained a hold back of $38,000 pending resolution of certain closing items by the seller, which have been resolved, with no principal amounts outstanding at September 30, 2021 and 2021.

6.	LINE OF CREDIT AND LONG-TERM DEBT

Total debt consists of the following as of:

	September 30, 2021	March 31, 2021
	(in thousands)
Line of credit	$350	$1,000
Long-term debt	4,324	4,673
Debt - related party	1,000	1,500
Less current maturities	(1,081)	(2,210)
Long-term debt, excluding current maturities	4,593	4,963
Less unamortized debt issuance costs	(125)	(140)
Total long-term debt, net of current maturities and unamortized debt issuance costs	$4,468	$4,823

Line of Credit and Term Loans

On August 30, 2016, the Credit Agreement, which the Company entered into with the Bank on June 3, 2016, became effective after the Company and the Bank received the necessary approvals from the State of Hawaii to secure the lien on the Company’s leasehold property in Kona, Hawaii. The Credit Agreement allows the Company to borrow up to $2,000,000 on a revolving basis. Borrowings under the Credit Agreement bear interest at the Wall Street Journal prime rate (3.25% at both September 30, 2021 and March 31, 2021) plus 2%, floating, provided that at no time shall the annual interest rate be less than 5.25%.

At September 30, 2021 and March 31, 2021, the outstanding balance under the Credit Agreement was $350,000 and $1,000,000, respectively, and was included in current liabilities on the Condensed Consolidated Balance Sheets. The line of credit, which is subject to annual renewal, was renewed on August 30, 2021 and will be subject to renewal upon expiration on August 30, 2022.

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

The provisions of the 2015 Loan require the payment of principal and interest until its maturity on September 1, 2022, the obligation fully amortizes over seven (7) years. Interest on the 2015 Loan accrues on the outstanding principal balance at an annual variable rate equal to the published Wall Street Journal prime rate (3.25% at both September 30, 2021 and March 31, 2021, respectively) plus 2.0% and is adjustable on the first day of each calendar quarter and fixed for that quarter, provided that at no time shall the annual interest rate be less than 6.0%. The 2015 Loan has a prepayment penalty of 5.0% for any prepayment made prior to the first anniversary of the date of the 2015 Loan Agreement, which penalty is reduced by 1.0% each year thereafter until the fifth anniversary of such date, after which there is no prepayment penalty. The balance under the 2015 Loan was $429,000 and $635,000 at September 30, 2021 and March 31, 2021, respectively, and was included in long-term debt in the debt table above.

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

The provisions of the 2012 Loan required the payment of interest only for the first 12 months of the term; thereafter, and until its maturity on August 14, 2032, the obligation fully amortizes over nineteen (19) years. Interest on the 2012 Loan accrues on the outstanding principal balance at an annual variable rate equal to the published Wall Street Journal prime rate (3.25% at September 30, 2021 and March 31, 2021) plus 1.0% and is adjustable on the first day of each calendar quarter and fixed for that quarter, provided that at no time shall the annual interest rate be less than 5.5%. The balance under the 2012 Loan was $3,852,000 and $3,978,000 at September 30, 2021 and March 31, 2021, respectively, and was included in long-term debt in the debt table above.

The 2015 Loan includes a one-time origination and guaranty fee totaling $113,900 and an annual renewal fee payable in the amount of 0.5% of the USDA guaranteed portion of the outstanding principal balance as of December 31 of each year, beginning December 31, 2015. The USDA has guaranteed 80% of all amounts owing under the 2015 Loan. The 2012 Loan included a one-time origination and guaranty fees totaling $214,500 and an annual renewal fee payable in the amount of 0.25% of the USDA guaranteed portion of the outstanding principal balance as of December 31 of each year, beginning December 31, 2012. The USDA has guaranteed 80% of all amounts owing under the 2012 Loan. The balance in unamortized debt issuance costs was $125,000 and $140,000 at September 30, 2021 and March 31, 2021, respectively.

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

Long-term Debt – PPP

In May 2020, the Company obtained a PPP loan in the amount of $1,381,000 with an original maturity date of May 2022. The balance under this loan was $1,381,000 at September 30, 2020 and was included in long-term debt due to its two-year original maturity. In December 2020, the Company received notice of forgiveness of the PPP loan in whole, including all accrued unpaid interest. In the third quarter of fiscal 2021, the Company recorded the forgiveness of $1,381,000 of principal and $8,000 of accrued interest for a total of $1,389,000. The Company has used the proceeds of the PPP loan for certain payroll costs in accordance with the PPP.

Debt – Related Party

In April 2019, the Company obtained a loan in the amount of $1,500,000 and the interest was payable quarterly.  The loan was originally due in April 2021. In April 2021, the Company amended the loan, which extended the expiration to April 2024, converted $500,000 into revolving loans, adjusted the interest rate to reflect a floor of 5%, and granted a security interest in substantially all of the Company’s personal property assets, subject to limited exceptions. Concurrently, with the amendment and conversion of the original loan, the Company repaid in cash the principal amount of $500,000 plus accrued interest to date of $1,900 (see Note 13).  At September 30, 2021, the balance under this loan was $1,000,000 and was included in long-term debt, and at March 31, 2021, the balance under this loan was $1,500,000, of which $500,000 was included in current maturities of long-term debt and $1,000,000 was included in long-term debt, in the debt table above. Interest is payable quarterly.

Equipment Finance Agreement

In October 2017, the Company entered into an Equipment Finance Agreement (the “Equipment Agreement”) with a lender, which provides up to $175,000 of financing for equipment. The interest rate on this loan is 4.75%. The provisions of the Equipment Agreement require the payment of principal and interest until its maturity on October 31, 2022. The balance under this loan was $43,000 and $60,000 at September 30, 2021 and March 31, 2021, respectively, and was included in long-term debt in the debt table above.

Future principal payments under the loans and finance lease obligations at September 30, 2021 are as follows:

Payments Due	(in thousands)
Remainder of 2022	$362
2023	477
2024	1,289
2025	306
2026	322
Thereafter	2,568
Total principal payments	$5,324

7.	OPERATING LEASES

The Company leases facilities, equipment and land under non-cancelable operating leases expiring through 2037. One of its facility leases contains price escalations and a renewal option for five years. Right-of-use assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Right-of-use assets and liabilities were recognized at April 1, 2019 based on the present value of lease payments over the lease term, using the Bank’s incremental borrowing rate based on the information available at recognition, and the Company has elected to exclude non-lease components. In the second quarter of fiscal 2021, the Company commenced a solar lease for one of its buildings which was added to the right-of-use assets and liabilities at September 30, 2021. At September 30, 2021, the weighted average remaining lease terms is 13.0 years, the weighted average discount rate is 7.4% and for both the six months ended September 30, 2021 and 2020, the operating lease costs are $296,000.

Supplemental balance sheet information related to leases consist of the following as of:

Operating leases	Balance Sheet Classification	September 30, 2021	March 31, 2021
		(in thousands)
Right-of-use assets	Operating lease right-of-use assets	$4,255	$4,128
Accumulated lease amortization	Operating lease right-of-use assets	(755)	(611)

Total right-of-use assets		$3,500	$3,517

Current lease liabilities	Operating lease obligations	$373	$343
Non-current lease liabilities	Long-term operating lease obligations	3,125	3,175

Total lease liabilities		$3,498	$3,518

Maturities of lease liabilities at September 30, 2021 are as follows:

Payments	(in thousands)
Remainder of 2022	$309
2023	452
2024	396
2025	382
2026	362
Thereafter	3,543
Total undiscounted lease payments	5,444
Less: present value discount	(1,946)
Total lease liability balance	$3,498

8.	ACCRUED EXPENSES

Accrued expenses consist of the following as of:

	September 30, 2021	March 31, 2021
	(in thousands)
Wages, commissions, bonus and profit sharing	$569	$211
Vacation	382	408
Rent, interest and legal	158	86
Other accrued expenses	141	139
Total accrued expenses	$1,250	$844

9.	COMMITMENTS AND CONTINGENCIES

From time to time, the Company may be involved in litigation and investigations relating to claims and matters arising out of its operations in the normal course of business. There were no significant legal matters outstanding at September 30, 2021.

10.	SHARE-BASED COMPENSATION

The Company has share-based compensation plans, which are more fully described in Note 10, Share-Based Compensation, to the Consolidated Financial Statements included in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2021 as filed with the SEC on June 22, 2021.

As of September 30, 2021, the Company had two equity-based compensation plans: the 2016 Equity Incentive Plan (the “2016 Plan”) and the 2014 Independent Director Stock Option and Restricted Stock Grant Plan (the “2014 Directors Plan”). The Company has also issued stock options, which remain outstanding as of September 30, 2021, under two equity-based compensation plans which have expired according to their terms: the 2005 Stock Option Plan (the “2005 Plan”) and the 2004 Independent Director Stock Option and Stock Grant Plan (the “2004 Directors Plan”). These plans allowed the Company to award stock options and shares of restricted common stock to eligible employees, certain outside consultants and independent directors. No additional awards will be issued under the 2005 Plan or the 2004 Directors Plan.

At the 2021 Annual Meeting of Stockholders, the stockholders of the Company approved an amendment to the 2014 Directors Plan to increase the number of shares of common stock available for issuance under the plan by 300,000 shares.  These shares are not reflected in the table below as of September 30, 2021, because the shares were not added to the 2014 Directors Plan by the Company's transfer agent until October 2021.

The following table presents shares authorized, available for future grant and outstanding under each of the Company’s plans:

	As of September 30, 2021
	Authorized	Available	Outstanding

2016 Plan	1,300,000	992,165	215,130
2014 Directors Plan	350,000	43,133	12,000
2005 Plan	—	—	53,500
2004 Directors Plan	—	—	11,000
Total	1,650,000	1,035,298	291,630

Stock Options

All stock option grants made under the equity-based compensation plans were issued at exercise prices no less than the Company’s closing stock price on the date of grant. Options under the 2016 Plan, 2005 Plan and 2014 Directors Plan were determined by the Board of Directors or the Compensation Committee of the Board of Directors in accordance with the provisions of the respective plans.  The terms of each option grant include vesting, exercise, and other conditions set forth in a Stock Option Agreement evidencing each grant. No option can have a life in excess of ten (10) years. The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model. The model requires various assumptions, including a risk-free interest rate, the expected term of the options, the expected stock price volatility over the expected term of the options, and the expected dividend yield. Compensation expense for employee stock options is recognized ratably over the vesting term. Compensation expense recognized for options issued under all Plans was $17,000 and $8,000 for the three months ended September 30, 2021 and 2020, respectively. Compensation expense recognized for options issued under all Plans was $30,000 and $8,000 for the six months ended September 30, 2021 and 2020, respectively.

A summary of option activity under the Company’s stock plans for the six months ended September 30, 2021 is presented below:

Option Activity	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at March 31, 2021	374,300	$3.64	3.0	$129,700
Granted	50,000	$2.96
Forfeited	(1,000)	$3.63
Expired	(161,800)	$3.80
Outstanding at September 30, 2021	261,500	$3.42	6.8	$75,700
Exercisable at September 30, 2021	119,833	$4.43	4.1	$24,450

The aggregate intrinsic value in the table above is before applicable income taxes and represents the excess amount over the exercise price optionees would have received if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price of $2.90 and $3.30 at September 30, 2021 and March 31, 2021, respectively.

A summary of the Company’s non-vested options for the six months ended September 30, 2021 is presented below:

Nonvested Options	Shares	Weighted Average Grant-Date Fair Value
Nonvested at March 31, 2021	125,000	$1.19
Granted	50,000	1.60
Vested	(33,333)	1.20
Nonvested at September 30, 2021	141,667	$1.33

The weighted average grant-date fair value of stock options granted during the six months ended September 30, 2021 was $79,000. As of September 30, 2021, total unrecognized stock-based compensation expense related to all unvested stock options was $172,000, which is expected to be expensed over a weighted average period of 2.6 years.

Restricted Stock

On October 18, 2021, grants of fully vested restricted stock issued to Non-Employee Directors was 55,438.  Compensation expense recognized for these grants issued under the 2014 Directors Plan will be $158,000 in the third quarter of fiscal 2022.

Restricted Stock Units (“RSUs”)

RSUs are service-based awards granted to eligible employees under the 2016 Plan. Compensation expense recognized for RSUs issued under the 2016 Plan was $82,000 and $7,000 for the three months ended September 30, 2021 and 2020, respectively. Compensation expense recognized for RSUs issued under the 2016 Plan was $90,000 and $12,000 for the six months ended September 30, 2021 and 2020, respectively.

The following table summarizes information related to awarded RSUs for the six months ended September 30, 2021:

Nonvested Restricted Stock Units	Shares	Weighted Average Grant Price
Nonvested restricted stock units at March 31, 2021	28,188	$2.38
Granted	38,672	2.91
Vested	(34,751)	2.84
Forfeited	(1,979)	2.58
Nonvested restricted stock units at September 30, 2021	30,130	$2.52

As of September 30, 2021, total unrecognized stock-based compensation expense related to unvested restricted stock units was $60,000, which is expected to be expensed over a weighted average period of 1.1 years.

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

The Company utilizes its estimated annual effective tax rate to determine its provision or benefit for income taxes for interim periods. The income tax provision or benefit is computed by multiplying the estimated annual effective tax rate by the year-to-date pre-tax book income (loss). The Company recorded an income tax expense of $11,000 and $6,000 for the three months ended September 30, 2021 and 2020, respectively. The Company recorded an income tax expense of $14,000 and $6,000 for the six months ended September 30, 2021 and 2020, respectively. The Company’s effective tax rate was 1.1% and 3.8% for the three months ended September 30, 2021 and 2020, respectively. The Company’s effective tax rate was 1.0% and 1.9% for the six months ended September 30, 2021 and 2020, respectively. The effective tax rates for all periods differ from the statutory rate of 21% as a result of state taxes (net of federal benefit) and the net change in valuation allowance against the net deferred tax asset the Company believes is not more likely than not to be realized.  The Company continues to carry a full valuation allowance on its net deferred tax assets.

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

As of September 30, 2021 and 2020, there was no liability for income tax associated with unrecognized tax benefits. The Company recognizes accrued interest related to unrecognized tax benefits as well as any related penalties in interest income or expense in its Consolidated Condensed Statements of Operations, which is consistent with the recognition of these items in prior reporting periods.

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

In addition, the CARES Act increases the limitation applied to the deductibility of business interest from 30% of adjusted taxable income to 50% of adjusted taxable income for the 2019 and 2020 tax years, raises the corporate charitable deduction limit to 25% of taxable income, and makes qualified improvement property generally eligible for 15-year cost-recovery and 100% bonus depreciation. The enactment of the CARES Act did not result in any material adjustments to the Company’s income tax provision for the three and six months ended September 30, 2021 or 2020.

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

Reconciliations between the numerator and the denominator of the basic and diluted income per share computations for the three months ended September 30, 2021 and 2020 are as follows:

	Three Months Ended September 30, 2021
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands)
Basic income per share	$970	6,130	$0.16
Effective dilutive securities – common stock options and restricted stock units	—	185	—
Diluted income per share	$970	6,315	$0.15

	Three Months Ended September 30, 2020
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands)
Basic income per share	$155	6,054	$0.03
Effective dilutive securities – common stock options and restricted stock units	—	109	—
Diluted income per share	$155	6,163	$0.03

	Six Months Ended September 30, 2021
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands)
Basic income per share	$1,491	6,124	$0.24
Effective dilutive securities – common stock options and restricted stock units	—	188	—
Diluted income per share	$1,491	6,312	$0.24

	Six Months Ended September 30, 2020
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands)
Basic income per share	$293	6,042	$0.05
Effective dilutive securities – common stock options and restricted stock units	—	105	—
Diluted income per share	$293	6,147	$0.05

Restricted stock units become dilutive within the period granted and remain dilutive until the units vest and are issued as common stock.

13.	RELATED PARTY TRANSACTIONS

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

At September 30, 2021 and March 31, 2021, the Skywords Note principal balance was $1,000,000 and $1,500,000, respectively. The loan balance at September 30, 2021 was included in long-term debt and at March 31, 2021, $500,000 was included in current maturities of long-term debt and $1,000,000 was included in long-term debt on the Condensed Consolidated Balance Sheets.

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

Results of Operations

The following tables present selected consolidated financial data for each of the periods indicated ($ in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net sales	$9,419	$8,571	$18,383	$15,923
Net sales increase	9.9%		15.4%
Gross profit	$3,762	$3,301	$7,434	$6,276
Gross profit as % of net sales	39.9%	38.5%	40.4%	39.4%
Operating expenses	$2,680	$3,019	$5,733	$5,726
Operating expenses as % of net sales	28.5%	35.2%	31.2%	36.0%
Operating income	$1,082	$282	$1,701	$550
Operating income as % of net sales	11.5%	3.3%	9.3%	3.5%
Income tax expense (benefit)	$11	$6	$14	$6
Net income	$970	$155	$1,491	$293

Comparison of the Three Months Ended September 30, 2021 and 2020

Net Sales (in thousands)
	Three Months Ended
	September 30,		$	%
	2021	2020	Change	Change
Packaged sales
Astaxanthin	$4,015	$4,138	$(123)	(3.0)%
Spirulina	1,796	2,126	(330)	(15.5)%
Total Packaged sales	$5,811	$6,264	$(453)	(7.2)%

Bulk sales
Astaxanthin	$509	$463	$46	9.9%
Spirulina	2,985	1,684	1,301	77.3%
Total Bulk sales	$3,494	$2,147	$1,347	62.7%

Contract extraction revenue	$114	$160	$(46)	(28.8)%

Total sales
Astaxanthin	$4,524	$4,601	$(77)	(1.7)%
Spirulina	4,781	3,810	971	25.5%
Contract extraction revenue	114	160	(46)	(28.8)%
Total sales	$9,419	$8,571	$848	9.9%

Net Sales The net sales increase of 9.9% for the current quarter compared to the same period last year was primarily driven by an increase in spirulina bulk sales, offset by a decrease in astaxanthin and spirulina packaged sales and contract extraction sales. The increase in spirulina bulk sales in the current quarter was primarily due to increased sales to one of our major customers due to their high demand. The decrease in sales for astaxanthin and spirulina packaged was primarily due to the timing of shipments related to the Company’s transition from selling direct to a large customer to utilizing an integrated third-party logistics and marketing provider with a data science driven platform, offset by increased sales to one of our major customers driven by demand and timing of shipments.

Gross Profit Gross profit as a percent of net sales increased by 1.4 percentage points compared to the same period last year, which was the result of lower costs of both spirulina and astaxanthin.

Operating Expenses Operating expenses decreased by $0.3 million, or 11.2%, for the current quarter compared to the prior year same quarter, primarily due to lower advertising fees.

Income Taxes We recorded a state income tax expense of $11,000 for the second quarter of this fiscal year compared to an income tax expense of $6,000 for the same period last year. We continue to carry a full valuation allowance on our net deferred tax assets.

Comparison of the Six Months Ended September 30, 2021 and 2020

Net Sales (in thousands)
	Six Months Ended
	September 30,		$	%
	2021	2020	Change	Change
Packaged sales
Astaxanthin	$8,054	$7,354	$700	9.5%
Spirulina	4,538	3,968	570	14.4%
Total Packaged sales	$12,592	$11,322	$1,270	11.2%

Bulk sales
Astaxanthin	$914	$908	$6	0.7%
Spirulina	4,569	3,214	1,355	42.2%
Total Bulk sales	$5,483	$4,122	$1,361	33.0%

Contract extraction revenue	$308	$479	$(171)	(35.7)%

Total sales
Astaxanthin	$8,968	$8,262	$706	8.5%
Spirulina	9,107	7,182	1,925	26.8%
Contract extraction revenue	308	479	(171)	(35.7)%
Total sales	$18,383	$15,923	$2,460	15.4%

Net Sales The net sales increase of 15.4% for the first six months of fiscal 2022 compared to the same period last year was primarily driven by an increase in astaxanthin and spirulina packaged sales and spirulina bulk sales, offset by a decrease in contract extraction sales. The increase in astaxanthin and spirulina packaged sales in the period was primarily due to the Company’s transition from selling direct to a large customer to utilizing an integrated third-party logistics and marketing provider with a data science driven platform and an increase in sales to one of our major customers driven by consumer demand as COVID-19 restrictions have been relaxed.

Gross Profit Gross profit as a percent of net sales increased by 1.0 percentage points compared to the same period last year, which was the result of lower costs of both spirulina and astaxanthin.

Operating Expenses Operating expenses increased by $7,000 for the first six months of fiscal 2022 compared to the prior year same quarter.

Income Taxes We recorded a state income tax expense of $14,000 for the second quarter of this fiscal year compared to an income tax expense of $6,000 for the same period last year. We continue to carry a full valuation allowance on our net deferred tax assets.

Liquidity and Capital Resources

As of September 30, 2021, we had cash of $2.1 million and working capital of $10.7 million compared to $3.8 million and $9.3 million, respectively, at March 31, 2021.  We have a Credit Agreement with the Bank that allows us to borrow up to $2.0 million on a revolving basis. At September 30, 2021 and March 31, 2021, we had outstanding borrowings of $0.4 million and $1.0 million, respectively, on the line of credit. The line of credit is subject to renewal on August 30, 2022 and we intend to renew or replace it with another line of credit on or before the expiration date.

As of September 30, 2021, we had $4.3 million in Term Loans payable to the Bank that require the payment of principal and interest monthly through August 2032. Pursuant to the Term Loans and the Credit Agreement, we are subject to annual financial covenants, customary affirmative and negative covenants and certain subjective acceleration clauses. As of March 31, 2021, we were in compliance with all required annual financial covenants under the Term Loans and the Credit Agreement.

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

Based upon our operating plan and related cash flow and financial projections, cash flows expected to be generated by operating activities and available financing are expected to be sufficient to fund our operations through at least September 30, 2022, and our debt service coverage ratio and current ratio covenants are expected to be in compliance with the annual Term Loans and Credit Agreement covenant requirements as of March 31, 2022, the next measurement date. However, no assurances can be provided that we will achieve our operating plan and cash flow projections for the next fiscal years or our projected consolidated financial position as of March 31, 2022. Such estimates are subject to change based on future results and such change could cause future results to vary significantly from expected results.

Cash Flows The following table summarizes our cash flows for the periods indicated ($ in thousands):

	Six Months Ended September 30,
	2021	2020
Total cash provided by (used in):
Operating activities	$426	$1,141
Investing activities	(521)	(295)
Financing activities	(1,538)	990

(Decrease) increase in cash	$(1,633)	$1,836

Cash used in operating activities for the six months ended September 30, 2021 was the result of an increase of $0.7 million in accounts receivable balances and $0.9 million increase in inventories, offset by $1.5 million net income and non-cash charges of $1.2 million.

Cash used in investing activities for the six months ended September 30, 2021 primarily includes costs for acquiring equipment and leasehold improvements at our Kona facility.

Cash used in financing activities for the six months ended September 30, 2021 consists primarily of principal payments of our related party loan of $0.5 million, payments on the line of credit of $0.7 million and debt service payments of $0.3 million.

Sources and Uses of Capital

As of September 30, 2021, our working capital was $10.7 million, an increase of $1.4 million compared to March 31, 2021. There was an increase in accounts receivable balances primarily due to timing of shipments and an increase in inventories in the first half of fiscal 2022, as we continued cultivation of astaxanthin and higher inventories at our third-party processors. Cultivation improvements that we have made, allow us to produce all of the required demand for astaxanthin during the most favorable growing season. These increases were offset by the $0.5 million payment of the related party loan and payments on the line of credit of $0.7 million.

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

Off-Balance Sheet Arrangements

As of September 30, 2021, we had no off-balance sheet arrangements or obligations.

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

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the fiscal year ended March 31, 2021 filed with the SEC on June 22, 2021. In the six months ended September 30, 2021, there were no changes to the application of critical accounting policies previously disclosed in our most recent Annual Report on Form 10-K.

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management evaluated the effectiveness of our internal control over financial reporting as of September 30, 2021. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control - Integrated Framework” (2013 Framework). Based on our assessment, using those criteria, management concluded that our internal control over financial reporting was effective as of September 30, 2021.

Changes to Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the six months ended September 30, 2021 that has materially affected, or was reasonably likely to materially affect, our internal control over financial reporting.

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

From time to time, the Company may be involved in litigation and investigations relating to claims and matters arising out of its operations in the normal course of business. There were no significant legal matters outstanding at September 30, 2021.

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

31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of November 10, 2021.

31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of November 10, 2021.

32*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed as of November 10, 2021.

99.1*	Press Release dated November 10, 2021.

101

The following financial statements from Cyanotech Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)

*Included herewith. Other exhibits were filed as shown above.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYANOTECH CORPORATION
(Registrant)

November 10, 2021	By:	/s/ Gerald R. Cysewski, PH.D.
(Date)		Gerald R. Cysewski, PH.D.
Chief Executive Officer; Vice Chairman of the Board

November 10, 2021	By:	/s/ Felicia Ladin
(Date)		Felicia Ladin
Chief Financial Officer, Vice President — Finance & Administration, and Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
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

31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of November 10, 2021.

31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of November 10, 2021.

32*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed as of November 10, 2021.

99.1*	Press Release dated November 10, 2021.

101

The following financial statements from Cyanotech Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements

104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)

*Included herewith. Other exhibits were filed as shown above.