Form 10-K
period 2022-03-31
CYANOTECH CORP
filed 2022-06-22
CIK 768408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2022

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

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant on September 30, 2021 was approximately $10,917,189.20 based on the closing sale price of the Common Stock on the NASDAQ Capital Market on that date.

Number of shares outstanding of Registrant’s Common Stock at June 15, 2022 was 6,203,643.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement for its 2022 Annual Meeting of Stockholders, expected to be filed with the Securities and Exchange Commission on or prior to July 15, 2022 and to be used in connection with the Annual Meeting of Stockholders expected to be held on August 25, 2022, are incorporated by reference in Part III of this Form 10-K.

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
●

Labor shortages could restrict our ability to operate or grow our business or result in increased labor costs that could adversely affect our results of operations;

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

General

We are a world leader in the production of high value natural products derived from microalgae. Incorporated in 1983, we are guided by the principle of providing beneficial, quality microalgal products for health and human nutrition in a sustainable, reliable and environmentally sensitive operation. We are Good Manufacturing Practices ("GMP") certified by Merieux NutriSciences, reinforcing our commitment to quality in our products, quality in our relationships (with our customers, suppliers, employees and the communities we live in), and quality of the environment in which we work. Our products include:

●

BioAstin® Hawaiian Astaxanthin® - a powerful dietary antioxidant shown to support and maintain the body’s natural inflammatory response, to enhance skin, and to support eye, joint and immune health. It has expanding applications as a human dietary supplement and dietary ingredient*; and

●	Hawaiian Spirulina Pacifica® - a nutrient-rich dietary supplement used for extra energy, a strengthened immune system, cardiovascular benefits and as a source of antioxidant carotenoids*

*These statements have not been evaluated by the Food and Drug Administration. This product is not intended to diagnose, treat, cure or prevent any disease.

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

The following table sets forth, for the three years ended March 31, 2022, the net sales contributed by each of our major product lines and extraction services (in thousands):

	Net Sales
	2022	2021	2020
Natural astaxanthin products:
BioAstin®	$17,378	$16,791	$18,962
Spirulina products:
Hawaiian Spirulina Pacifica®	17,990	14,735	12,390
Contract extraction services	600	819	547
Total	$35,968	$32,345	$31,899

Cost of sales for contract extraction services for the years ended March 31, 2022, 2021 and 2020 were $439,000, $337,000 and $128,000, respectively.

Natural Astaxanthin Products

We commenced commercial production of natural astaxanthin in 1997 and in 1999 introduced BioAstin®, our natural astaxanthin product for the human health and nutrition market. BioAstin® represents approximately 48% of our net sales in the fiscal year ended March 31, 2022. Astaxanthin’s antioxidant properties are believed to surpass many of the antioxidant properties of vitamin C, vitamin E, beta-carotene and other carotenoids. Independent scientific studies indicate that in certain models, natural astaxanthin has up to 100 times the antioxidant activity of vitamin E and 4 times the antioxidant activity of beta-carotene. In addition, a growing body of scientific literature suggests that natural astaxanthin has beneficial properties as an anti-inflammatory, with additional benefits for joint, skin, eye and immune health.

BioAstin® is generally recognized as safe ("GRAS") as determined by the United States Food and Drug Administration ("FDA"). Our all natural BioAstin® is cultivated without the use of herbicides or pesticides and is not genetically modified ("non-GMO"). In fiscal 2012, we applied for a new dietary ingredient ("NDI"), with the United States FDA, providing for a daily dosage of 12mg of astaxanthin which was reviewed without comment. BioAstin® holds several independent third-party quality certifications including: iGen Non-GMO, Gluten Intolerance Group’s Gluten Free, Detox Project Glyphosate Free, Informed Choice, and is qualified in the United States Pharmacopeia’s (USP) Dietary Supplement Verification Program, for products produced up to and including the fiscal year ended March 31, 2022.

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

Spirulina Products

We have been producing a strain of spirulina microalgae marketed as Hawaiian Spirulina Pacifica® since 1984. Hawaiian Spirulina Pacifica® represents approximately 50% of our net sales in the fiscal year ended March 31, 2022. Hawaiian Spirulina Pacifica® provides a plant-based, highly absorbable source of protein, natural beta-carotene, mixed carotenoids, B vitamins, gamma linolenic acid, essential amino acids and other phytonutrients.

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

Major Customers

Two customers individually accounted for 22% and 19% of our total net sales for the fiscal year ended March 31, 2022. Two customers individually accounted for 19% and 17% of our total net sales for the fiscal year ended March 31, 2021. Two customers individually accounted for 33% and 18% of our total net sales for the fiscal year ended March 31, 2020.

Research and Development

Our expertise for many years has been in the development of efficient, stable and cost-effective production systems for microalgal products. We have learned production levels from our systems may not be sustainable across periods of days, weeks, or even months. Accordingly, we typically investigate each specific microalgae identified in the scientific literature for potentially marketable products and for solutions to production stability and efficiency challenges, and then strive to develop the technology to grow such microalgae on a commercial scale or to incorporate procedures or technology to improve production stability and efficiency. Successful microalgal product developments and technical solutions are highly uncertain and dependent on numerous factors, many beyond our control. Products and solutions or improvements that appear promising in early phases of development may be found to be ineffective, may be uneconomical because of manufacturing costs or other factors, may be precluded from commercialization due to the proprietary rights of other companies, or may fail to receive necessary regulatory approvals. Our research and development expenses were $0.7 million, $0.6 million and $0.6 million for the years ended March 31, 2022, 2021 and 2020, respectively.

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

Employees

As of March 31, 2022, we employed 95 people on a full-time basis. Of the total, 40 are involved in harvesting, production and quality, with the remainder in maintenance, shipping, sales, administration and support. None of our employees are subject to collective bargaining agreements. Management believes that its relations with employees are good.

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

Our operations expose us to risks associated with a pandemic, or outbreak of contagious diseases in the human population, including the COVID-19 pandemic. The COVID-19 pandemic has resulted in governments around the world implementing stringent measures to help control the spread of the virus. These measures currently and will continue to impact us, our customers, employees, consumers, contract manufacturers and others with whom we do business. The results have the potential to negatively affect our business including its financial condition, demand for our products and contribute to volatile supply and demand conditions affecting prices and volumes in the markets for our products and raw materials.

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

The Company continues to follow the guidelines established by governmental authorities and take preventative and protective measures to ensure the safety of our workforce and has a formal Infectious Disease Preparedness Plan. These include implementing remote working arrangements across our administrative offices, varying procedures and protocols at various facilities, social distancing, the use of protective screens and face masks and imposing visitor and travel restrictions. However, we cannot be certain that these measures will be successful in ensuring the health of our workforce.

Notwithstanding our level of continued operations and our designation as an essential business in Hawaii, the COVID-19 pandemic during the fiscal year has limited our ability to promote our products in brick and mortar locations and to meet with customers and vendors and it has created delays in our supply chain operations.

Our production of algae involves an agricultural process, subject to such risks as weather, disease, contamination, water availability and climate change.

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

Climate change has not impacted weather at our location on Hawaii Island. We have experienced both dry and wet periods of weather, but it has not affected production. However, there can be no guarantee that future climate change will not affect our production.

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

Labor shortages could restrict our ability to operate or grow our business or result in increased labor costs that could adversely affect our results of operations.

Our success depends in large part on our ability to attract, retain, train, manage and engage employees. The COVID-19 pandemic has negatively affected the labor market for employers. Labor shortages have affected the ability to hire or re-hire employees during the ongoing recovery from the downturn caused by the pandemic. For a large percentage of our business, our activities need to be performed in person at Kona. Our labor pool on the island of Hawaii is limited. Because payroll costs are a major component of the operating expenses a shortage of labor could also require higher wages that would increase labor costs, which could adversely affect our results of operations.

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

Our top ten customers generated 63% of our net sales for both fiscal years 2022 and fiscal 2021. Two customers individually accounted for 22% and 19%, and 19% and 17% of our total net sales in the fiscal years ended March 31, 2022 and 2021, respectively. Accordingly, the loss of one or more of those customers or a substantial decrease in such customers' purchases from us could result in a material reduction in our revenues and profitability.

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

A cyber-attack that bypasses our security, or employee error, malfeasance or other disruptions that cause a security breach could lead to a material disruption of our information systems and/or the loss of business information. Such an attack could result in, among other things, the theft, destruction, loss, misappropriation or release of confidential data and intellectual property; operational or business delays; liability for a breach of personal information belonging to our customers or our employees; and damage to our reputation any of which could have a material adverse effect on our business, financial condition, and results of operations. In the event of an attack, we would be exposed to a risk of loss or litigation and possible liability, including under laws that protect the privacy of personal information.

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

Our two largest shareholders own a substantial portion of our common stock and could exert substantial influence over our business, particularly if any of them choose to work together.

Our two largest shareholders collectively own approximately 34.5% of our common stock. According to publicly filed beneficial ownership reports, as of the respective dates of such reports, Michael Davis, chairman of our board of directors, beneficially owned 1,222,353 of shares representing a 19.7% beneficial ownership and the Rudolf Steiner Foundation ("RSF"), beneficially owned 917,133 shares representing a 14.8% beneficial ownership, The shares held by RSF were originally donated by a foundation affiliated with Mr. Davis or acquired from the proceeds of donations made by that foundation. In addition, Mr. Davis and RSF filed a Schedule 13D with the SEC on March 17, 2017 announcing the formation of a “group” among the two of them and certain of Mr. Davis’ affiliates under Section 13 of the Exchange Act. As part of the agreement between Mr. Davis and RSF, RSF has agreed not to sell, transfer or otherwise dispose of any of its shares in the Company unless RSF provides concurrent written notice to an affiliate of Mr. Davis and the Company at least three days prior to the consummation of any such sale, transfer or other disposition. In addition, on April 12, 2019, the Company borrowed $1.5 million from an entity affiliated with Mr. Davis pursuant to an unsecured promissory note.  In April 2021, the Company amended the loan, which extended the expiration to April 2024, converted $500,000 into revolving loans, adjusted the interest rate to reflect a floor of 5%, and granted a security interest in substantially all of the Company’s personal property assets, subject to limited exceptions. As of March 31, 2022, $1.0 million remained due under this promissory note.

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

Any provision of our Restated Articles of Incorporation or Amended and Restated Bylaws or of Nevada law that is applicable to us that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock in the event that a potentially beneficial acquisition is discouraged and could also affect the price that some investors are willing to pay for our common stock.

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

Our products are marketed in a number of countries around the world. For the year ended March 31, 2022, approximately 32% of our net sales were from sales to foreign customers. As a result, we are subject to a number of risks which include, but are not limited to:

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

As of March 31, 2022, we owed First Foundation Bank (the “Bank”) approximately $3.9 million, which consists of (i) $3.7 million owing under a Term Loan Agreement dated August 14, 2012, which requires monthly payments of principal and interest until its maturity on August 14, 2032, and (ii) $0.2 million owing under a Term Loan Agreement dated July 30, 2015, which requires monthly payments of principal and interest until its maturity on September 1, 2022. If we are unable to make payments when due under these agreements, or repay these obligations at maturity, and we are otherwise unable to extend the maturity dates or refinance these obligations, we would be in default. We cannot provide any assurances that we will be able to generate the necessary amount of capital to make payments as they become due, or to repay these obligations, or that we will be able to extend the maturity dates or otherwise refinance these obligations. In the event of default on any of these loans, the Bank would have the right to exercise its rights and remedies to collect, which would include foreclosing on our assets. Accordingly, a default would have a material adverse effect on our business and, if the Bank exercises its rights and remedies, we would likely be forced to seek bankruptcy protection.

In addition, the agreements governing our indebtedness include certain debt service and other financial covenants that we must satisfy. In previous years, we have defaulted on certain of these covenants and have received waivers of the defaults from the Bank. As of March 31, 2019, we were not in compliance with the required debt service coverage ratio or the current ratio, but the Bank provided a waiver of the default on June 17, 2019. As of March 31, 2022 and 2021, we were in compliance with all of the required annual financial and debt covenants. We cannot provide any assurance that the Bank would provide us with a waiver should we not be in compliance in the future. A failure to maintain compliance along with our lender not agreeing to a waiver for the non-compliance would cause the outstanding borrowings to be in default and payable on demand which would have a material adverse effect on us and our ability to continue as a going concern.

We have incurred significant losses in the past. If we incur significant losses in the future, we will experience negative cash flow which may hamper current operations and prevent us from sustaining or expanding our business.

As of March 31, 2022, we had an accumulated deficit of approximately $14.2 million, primarily as a result of prior year losses. Historically, we have relied upon cash from operations and financing activities to fund all of the cash requirements of our business. However, no assurance can be provided that we will return to profitability and, even if we do return to profitability, extended periods of profitability and net income do not assure positive cash flows. Future periods of net losses from operations could result in negative cash flow, may cause us to default on certain covenants in our existing debt instruments and may hamper ongoing operations and prevent us from sustaining or expanding our business. We cannot assure you that we will achieve, sustain or increase profitability on a quarterly or annual basis in the future. If we do not achieve, sustain or increase profitability, our business will be adversely affected and our stock price may decline.

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

The price at which you purchase shares of our common stock may not be indicative of the price that will prevail later in the trading market. You may be unable to sell your shares of common stock at or above your purchase price, which may result in substantial losses to you. As of March 31, 2022, there were approximately 6.2 million shares of our common stock outstanding and stockholders holding at least 5% of our stock, individually or with affiliated persons or entities, collectively beneficially owned or controlled approximately 34.2% of such shares. Sales of large numbers of shares by any of our large stockholders could adversely affect our trading price, particularly given our relatively small historic trading volumes. If stockholders holding shares of our common stock sell, indicate an intention to sell, or if it is perceived that they will sell, substantial amounts of their common stock in the public market, the trading price of our common stock could decline. Moreover, if there is no active trading market or if the volume of trading is limited, holders of our common stock may have difficulty selling their shares.

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

Our principal facility and corporate headquarters are located at the Natural Energy Laboratory of Hawaii Authority (“NELHA”) at Keahole Point in Kailua-Kona, Hawaii. It encompasses approximately 96 fully developed acres containing microalgal cultivation ponds, processing facilities, research and quality control laboratories, and sales and administrative offices. The property is leased from the State of Hawaii under a 40-year commercial lease expiring in 2035 and a 19-year commercial lease expiring in 2037. Our lessee interest in the NELHA leases is encumbered by a mortgage securing approximately $3.9 million of debt (see Note 6 in the notes to our consolidated financial statements). If we were to require additional land for expansion, we believe that there is sufficient available land at NELHA, provided a revised or additional NELHA lease can be negotiated with acceptable terms. Under the terms of the existing NELHA leases, we could be required to remove improvements at the end of the lease terms. Based upon our analysis, we do not believe the projected cost for such removal to be reasonably estimable, and we also believe we are unlikely to incur such costs, given historical practices. However, conditions could change in the future and it is not possible to predict such changes or estimate any impact thereof. We also rent warehouse space in Rancho Cucamonga, California.

Item 3.	Legal Proceedings

From time to time, the Company may be involved in litigation and investigations relating to claims and matters arising out of its operations in the normal course of business. There were no significant legal matters outstanding at March 31, 2022.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed and traded on the NASDAQ Capital Market under the symbol “CYAN”. The closing price of our common stock was $3.03 as of June 15, 2022. The approximate number of holders of record of our common stock was 390 as of June 15, 2022. The high and low selling prices as reported by NASDAQ were as follows:

Quarter Ended:	June 30	September 30	December 31	March 31
Fiscal 2022
Common stock price per share:
High	$3.56	$3.29	$3.95	$3.62
Low	$2.69	$2.78	$2.81	$2.56

Fiscal 2021
Common stock price per share:
High	$3.13	$3.20	$3.45	$6.29
Low	$1.91	$2.14	$2.37	$3.01

We are prohibited from declaring any common stock dividends without the prior written consent of a lender per the conditions of an existing term loan agreement with such lender. We have never declared or paid cash dividends on our common stock. We currently do not anticipate paying any cash dividends on common stock.

The following table sets forth the Company’s common shares authorized for issuance under equity compensation plans as of March 31, 2022:

	Common shares to be issued upon exercise of options and restricted stock units outstanding (in shares)	Weighted- average exercise price of outstanding options and restricted stock units	Common shares available for future grant under equity compensation plans (in shares)
Equity compensation, plans approved by security holders	266,965	$3.16	1,283,313

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are an agricultural company and a world leader in the production of natural products derived from microalgae grown in complex and intricate agricultural systems on the Kona coast of Hawaii. We have a core competency in cultivating and processing microalgae into high-value, high-quality natural products for the human dietary supplement market. We are unique in that our microalgae are grown in open ponds which, similar to natural land and plant-based horticulture, require favorable weather conditions.  In our case these conditions include consistent light, warm temperatures and low rainfall to achieve optimum production.  Equally important is a nutrient-rich environment, which requires the proper control and balance of necessary nutrients to support growth and yields.  Greater variability in these environmental factors more commonly occur in our winter growing season.

Our products are sold as consumer-packaged goods through natural products distributors, retailers and online channels, and direct to consumers, primarily in the U.S., as well as in bulk form to manufacturers, formulators and distributors worldwide in the health foods, nutraceuticals and dietary supplement markets.

We will continue to focus on growing the market for our high quality, higher margin consumer products by emphasizing the higher nutritional content of our Hawaiian Spirulina Pacifica® and the multiple health benefits of our BioAstin® Hawaiian Astaxanthin®. We generated 32%, 34% and 22% of our revenues outside of the United States during the years ended March 31, 2022, 2021 and 2020, respectively. Competing in a global marketplace, we are influenced by the general economic conditions of the countries in which our customers operate, including adherence to our customers’ local governmental regulations and requirements. Since substantially all sales are made in U.S. currency, we have no material foreign exchange exposure.

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

The COVID-19 pandemic has caused volatility in global markets. The COVID-19 pandemic has resulted in the extended shutdown of certain businesses, which may in turn result in disruptions or delays to our supply chain and restrictions on the export or shipment of our products. Since our Company is an agricultural business, which is deemed an essential business in Hawaii, we have remained open for business with no material interruptions to our operations due to local pandemic-related regulations. We rely on third-party suppliers, global manufacturers and freight forwarders to export or ship our products, however, as of the date of this Annual Report, this reliance has not resulted in any material adverse impact on our operations.

Fiscal 2022 Summary:

●

Net sales for the year were $36.0 million, an increase of $3.6 million, or 11.2% from the prior year, driven primarily by a $3.3 million, or 22.1%, increase in spirulina sales and $0.6 million, or 3.5%, increase in astaxanthin sales, offset by a decrease of $0.2 million in contract extraction revenue.

●	The pretax income for the year was $2.2 million compared to pretax income of $0.9 million in fiscal 2021.

●

Cash at March 31, 2022 decreased by $1.2 million compared to last year primarily due to payments on the line of credit, related party loan and term loans, as well as investment in capital expenditures, offset by net income for the year.

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

●

Cash at March 31, 2021 increased by $1.4 million compared to last year primarily due to net income for the year, decreases in inventories and proceeds from the PPP loan, offset by payments on the line of credit and term loans, investment in capital expenditures and increases in accounts receivable due to higher sales in the current year.

Results of Operations for the 2022, 2021, and 2020 Fiscal Years

The following tables present selected consolidated financial data for each of the past three fiscal years ($ in thousands):

Consolidated Performance Summary	2022	2021	2020
Net sales	$35,968	$32,345	$31,899
Net sales increase	11.2%	1.4%	5.6%
Gross profit	$13,566	$11,117	$12,700
Gross profit as % of net sales	37.7%	34.4%	39.8%
Operating expenses	$10,992	$11,033	$11,647
Operating expenses as % of net sales	30.6%	34.1%	36.5%
Operating income	$2,574	$84	$1,053
Operating income as % of net sales	7.2%	0.3%	3.3%
Gain on extinguishment of debt	$—	$1,389	$—
Income tax expense	$(28)	$(3)	$(9)
Net income	$2,154	$920	$387

Net sales by product	2022	2021	2020
Packaged sales
Astaxanthin packaged	$14,931	$14,512	$17,811
Astaxanthin packaged sales (decrease) increase	2.9%	(18.5)%	(5.2)%
Spirulina packaged	$7,604	$7,616	$7,986
Spirulina packaged sales (decrease) increase	(0.2)%	(4.6)%	1.5%
Total Packaged sales	$22,535	$22,128	$25,797
Total Packaged sales (decrease) increase	1.8%	(14.2)%	(3.2)%

Bulk sales
Astaxanthin bulk	$2,447	$2,279	$1,151
Astaxanthin bulk sales increase	7.3%	98.0%	19.2%
Spirulina bulk	$10,386	$7,119	$4,404
Spirulina bulk sales increase	45.9%	61.6%	88.2%
Total Bulk sales	$12,833	$9,398	$5,555
Total Bulk sales increase	36.6%	69.2%	68.0%

Contract extraction revenue	$600	$819	$547

Fiscal 2022 results compared with Fiscal 2021

Net Sales Net sales increased $3.6 million, or 11.2%, in fiscal year ended March 31, 2022 compared with fiscal year 2021. This increase was primarily driven by a $3.3 million, or 45.9%, increase in spirulina bulk sales and $0.4 million, or 2.9%, increase in astaxanthin packaged sales, offset by a decrease in contract extraction sales of $0.2 million, when compared with fiscal year 2021. The bulk sales increasewas primarily due to strong demand from our existing customers combined with higher production levels of spirulina.

Gross Profit Gross profit as a percent of net sales increased by 3.3 percentage points compared to fiscal 2021, which was the result of lower cost of both spirulina and astaxanthin due to higher production volumes and production efficiencies, respectively.

Operating Expenses Operating expenses remained flat in fiscal year 2022 as compared to fiscal year 2021 but decreased as a percentage of net sales by 3.5 percentage points.   General and administrative expenses increased primarily due to higher bonus and profit sharing based on higher income from operations compared to the prior year, while sales and marketing expenses were lower as a result of overall lower advertising spend.

Income Taxes We recorded an income tax expense of $28,000 in fiscal 2022 for state taxes, compared to income tax expense of $3,000 in fiscal 2021.

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

Liquidity and Capital Resources

Sources of Liquidity As of March 31, 2022, we had cash of $2.6 million and working capital of $11.4 million compared to $3.8 million and $9.3 million, respectively, at March 31, 2021. We have a Revolving Credit Agreement ("the Credit Agreement") with First Foundation Bank ("the Bank") that allows us to borrow up to $2.0 million on a revolving basis. At March 31, 2022 and 2021, we had outstanding borrowings of $0 million and $1.0 million respectively, on the line of credit. The line of credit is subject to renewal on August 30, 2022, and we intend to renew or replace it with another line of credit on or before the expiration date.

As of March 31, 2022, we had $3.9 million in long-term debt ("Term Loans") payable to the Bank that require the payment of principal and interest monthly through August 2032. Pursuant to the Term Loans and the Credit Agreement, we are subject to annual financial covenants, customary affirmative and negative covenants and certain subjective acceleration clauses. As of March 31, 2022 and 2021, we met all required annual financial and debt covenants.

In response to the COVID-19 pandemic and the uncertainty surrounding the pandemic, in May 2020, we obtained a PPP loan in the amount of $1.4 million under the CARES Act. The proceeds were used for certain payroll costs in accordance with the PPP and the PPP Flexibility Act of 2020. In December 2020, we received notice of forgiveness of the PPP loan in whole, including all accrued interest to date (see Note 6 in the notes to our consolidated financial statements).  In April 2019, we obtained a loan in the amount of $1.5 million from a related party. The proceeds were used to pay down accounts payable and for general operating capital purposes. On April 12, 2021, we amended this loan (see Note 6 and 16 in the notes to our consolidated financial statements). As of March 31, 2022, we had $1.0 million outstanding on the loan.

Funds generated by operating activities and available cash are expected to continue to be our most significant sources of liquidity for working capital requirements, debt service and funding of maintenance levels of capital expenditures.

Based upon our operating plan and related cash flow and financial projections, cash flows expected to be generated by operating activities and available financing are expected to be sufficient to fund our operations through at least June 30, 2023, and our debt service coverage ratio and current ratio covenants are expected to be in compliance with the annual Term Loans and Credit Agreement covenant requirements as of March 31, 2023, the next measurement date. However, no assurances can be provided that we will achieve our operating plan and cash flow projections for the next fiscal years or our projected consolidated financial position as of March 31, 2023. Such estimates are subject to change based on future results and such change could cause future results to vary significantly from expected results.

As indicated above, we were in compliance with all of our covenants as of March 31, 2022, however, there is no assurance that we will remain in compliance at any future measurement date, and there is no assurance that the Bank will waive such violations, if any, in the future. If the Bank does not waive a future violation, it could pursue remedies under the relevant agreements, including charging a higher interest rate on outstanding borrowings and calling repayment of outstanding borrowings. If this occurs, we would need to raise additional funds to repay the loans; however, we may not be able to secure such funding on acceptable terms, or at all.

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

Off-Balance Sheet Arrangements

As of March 31, 2022, we had no off-balance sheet arrangements or obligations.

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

Cash Flows The following table summarizes our cash flows from operating, investing and financing activities for each of the past three fiscal years ($ in thousands):

	2022	2021	2020
Total cash is provided by (used in):
Operating activities	$2,379	$2,400	$1,243
Investing activities	(1,270)	(760)	(224)
Financing activities	(2,287)	(290)	558

Increase (decrease) in cash	$(1,178)	$1,350	$1,577

Cash provided by operating activities in fiscal 2022 was the result of $2.2 million net income and non-cash charges of $2.4 million, offset by working capital of $2.2 million. The changes in working capital were primarily due to a $1.3 million increase in accounts receivable and $0.7 million increase in inventories.

Cash provided by operating activities in fiscal 2021 was the result of $0.9 million net income and non-cash charges of $1.1 million, offset by working capital of $0.4 million. The changes in working capital were primarily due to a $0.5 million decrease from other liabilities, offset by a decrease of $1.2 million in inventories.

Cash used in investing activities in fiscal years 2022 and 2021 includes costs for acquiring equipment and leasehold improvements at our Kona facility, and for fiscal 2022, also included costs associated software implementation.

Cash used in financing activities in fiscal 2022 consists of $0.7 million in principal payments on debt and payments on short-term contract obligations, $1.0 million payments on the line of credit and $0.5 million paydown of the related party loan.

Cash used in financing activities in fiscal 2021 consists of a $0.7 in principal payments on debt and payments on short-term contract obligations and $1.0 million payments on the line of credit, offset by $1.4 million increase for the PPP loan obtained in fiscal 2021.

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

Customer contract liabilities consist of customer deposits received in advance of fulfilling an order and are shown separately on the consolidated balance sheets. During the years ended March 31, 2022 and 2021, we recognized $55,000 and $251,000, respectively, of revenue from deposits that were included in contract liabilities as of March 31, 2021 and 2020, respectively. Our contracts have a duration of one year or less and therefore, we have elected the practical expedient of not disclosing revenues allocated to partially unsatisfied performance obligations.

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

In fiscal 2022, cultivation of astaxanthin was completed in the first six months of the fiscal year during the most productive months of the year due to the best growing conditions, similar to the prior fiscal year. Total production costs are calculated for the year based on normal capacity of production expected to be achieved in a year under normal circumstances. These costs are then allocated into inventory based on the period of production, not including abnormal production costs. Allocating fixed and overhead costs requires management’s judgement to determine when production is outside of the normal range of expected variation in production.

Management reviews inventory levels, inventory turnover, product age and product marketability quarterly to evaluate recoverability and determine if a reserve for inventory is deemed necessary.

Equipment and leasehold improvements - Equipment and leasehold improvements are reported at cost less accumulated depreciation and amortization. Self-constructed leasehold improvements include design, construction and supervision costs. These costs are recorded in construction in progress and are transferred to equipment and leasehold improvements when construction is completed, and the facilities are placed in service. Long-lived assets, such as property and equipment and purchased intangibles subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized to the extent that the carrying amount exceeds the asset’s fair value. We recognized $21,000 and $64,000 impairment of long-lived assets as of March 31, 2022 and 2021, respectively, which are included in other income (expense) on the consolidated statements of operations.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Cyanotech Corporation

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Cyanotech Corporation (a Nevada corporation) and subsidiary (the “Company”) as of March 31, 2022 and 2021, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2022, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2008.

Newport Beach, California

June 22, 2022

CYANOTECH CORPORATION

CONSOLIDATED BALANCE SHEETS

March 31,

	2022	2021
	(in thousands, except share data)
ASSETS
Current assets:
Cash	$2,589	$3,767
Accounts receivable, net of allowance for doubtful accounts of $67 in 2022 and $32 in 2021	3,664	2,436
Inventories	9,466	8,415
Prepaid expenses and other current assets	545	488
Total current assets	16,264	15,106
Equipment and leasehold improvements, net	11,885	12,136
Operating lease right-of-use assets, net	3,787	3,517
Other assets	109	120
Total assets	$32,045	$30,879

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,362	$2,287
Accrued expenses	1,412	844
Customer deposits	164	124
Operating lease obligations, current portion	393	343
Line of credit	—	1,000
Current maturities of long-term debt	490	1,210
Total current liabilities	4,821	5,808

Long-term debt, less current maturities	4,336	4,823
Long-term operating lease obligations	3,386	3,175
Other long-term liabilities	15	32
Total liabilities	12,558	13,838

Commitments and contingencies

Stockholders’ equity:
Preferred stock of $0.01 par value, authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock of $0.02 par value, authorized 50,000,000 shares; issued and outstanding 6,202,223 shares at March 31, 2022 and 6,116,073 shares at March 31, 2021	124	122
Additional paid-in capital	33,557	33,267
Accumulated deficit	(14,194)	(16,348)
Total stockholders’ equity	19,487	17,041
Total liabilities and stockholders’ equity	$32,045	$30,879

See accompanying notes to consolidated financial statements

CYANOTECH CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended March 31,

	2022	2021	2020
	(in thousands, except per share data)

Net sales	$35,968	$32,345	$31,899
Cost of sales	22,402	21,228	19,199
Gross profit	13,566	11,117	12,700
Operating expenses:
General and administrative	5,367	4,876	5,281
Sales and marketing	4,913	5,518	5,758
Research and development	712	639	608
Total operating expense	10,992	11,033	11,647
Income from operations	2,574	84	1,053
Other income (expense):
Interest expense, net	(392)	(550)	(657)
Gain on extinguishment of debt	—	1,389	—
Total other income (expense), net	(392)	839	(657)
Income before income taxes	2,182	923	396
Income tax expense	(28)	(3)	(9)
Net income	$2,154	$920	$387
Net income per share:
Basic	$0.35	$0.15	$0.06
Diluted	$0.35	$0.15	$0.06
Shares used in calculation of net income per share:
Basic	6,157	6,070	5,956
Diluted	6,168	6,079	5,959

See accompanying notes to consolidated financial statements

CYANOTECH CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended March 31, 2022, 2021 and 2020

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	(in thousands, except per share data)

Balances at March 31, 2019	5,879,710	$117	$32,447	$(17,655)	$14,909
Issuances of common stock for Director Stock Grants	74,882	1	157	—	158
Issuance of common stock for exercise of stock options for cash	2,112	—	4	—	4
Issuance of common stock in connection with severance of former executive	58,993	1	319	—	320
Shares withheld from former executive for tax payments	(18,629)	—	—	—	—
Issuance of vested shares of restricted stock	22,489	1	(32)		(31)
Shares withheld for tax payments	(7,672)	—	—	—	—
Share-based compensation expense	—	—	99	—	99
Net income	—	—	—	387	387
Balances at March 31, 2020	6,011,885	120	32,994	(17,268)	15,846
Issuances of common stock for Director Stock Grants	66,385	1	157	—	158
Issuance of common stock for exercise of stock options for cash	19,000	—	68	—	68
Issuance of common stock in connection with severance of former executive	11,400	—	—	—	—
Shares withheld from former executive for tax payments	(3,635)	—	—	—	—
Issuance of vested shares of restricted stock	17,469	1	(8)		(7)
Shares withheld for tax payments	(6,431)	—	—	—	—
Share-based compensation expense	—	—	56	—	56
Net income	—	—	—	920	920
Balances at March 31, 2021	6,116,073	122	33,267	(16,348)	17,041
Issuances of common stock for Director Stock Grants	55,438	1	157	—	158
Issuance of vested shares of restricted stock	46,963	1	(53)		(52)
Shares withheld for tax payments	(16,251)	—	—	—	—
Share-based compensation expense	—	—	186	—	186
Net income	—	—	—	2,154	2,154
Balances at March 31, 2022	6,202,223	$124	$33,557	$(14,194)	$19,487

See accompanying notes to consolidated financial statements

CYANOTECH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended March 31,

	2022	2021	2020
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,154	$920	$387
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	1,599	1,748	1,934
Gain from extinguishment of debt – PPP loan	—	(1,389)	—
Loss on impairment of assets	21	64	—
Amortization of debt issue costs and other assets	57	90	80
Amortization of operating leases right-of-use assets	322	317	294
Share-based compensation expense	344	214	577
Provision for doubtful accounts	35	46	—
Net (increase) decrease in assets:
Accounts receivable	(1,263)	(328)	(172)
Inventories	(717)	1,238	1,621
Prepaid expenses and other assets	(74)	18	41
Net increase (decrease) in liabilities:
Accounts payable	(358)	4	(2,785)
Accrued expenses	568	3	(143)
Customer deposits	40	(203)	(299)
Operating lease obligations	(331)	(320)	(289)
Deferred rent and other liabilities	(18)	(22)	(3)
Net cash provided by operating activities	2,379	2,400	1,243
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in equipment and leasehold improvements	(1,270)	(760)	(224)
Net cash used in investing activities	(1,270)	(760)	(224)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on short-term contract obligation	—	(38)	(247)
Net (payments) draws on line of credit	(1,000)	(1,000)	—
Net (payments) draws on long-term debt – related party	(500)	—	1,500
Proceeds from long-term debt – PPP loan	—	1,381	—
Principal payments on long-term debt	(735)	(670)	(611)
Payments on finance leases	—	(24)	(57)
Taxes paid related to net share settlement of restricted stock units	(52)	(7)	(31)
Proceeds from issuance of common stock and exercise of stock options	—	68	4
Net cash (used in) provided by financing activities	(2,287)	(290)	558
Net (decrease) increase in cash	(1,178)	1,350	1,577
Cash at beginning of year	3,767	2,417	840
Cash at end of year	$2,589	$3,767	$2,417

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$342	$446	$618
Income taxes	$2	$14	$—

See accompanying notes to consolidated financial statements

CYANOTECH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND BASIS OF PRESENTATION

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

Liquidity and Capital Resources

As of March 31, 2022, the Company had cash of $2,589,000 and working capital of $11,443,000 compared to $3,767,000 and $9,298,000, respectively, at March 31, 2021. The Company has a Revolving Credit Agreement (the “Credit Agreement”) with First Foundation Bank (“the Bank”) that allows the Company to borrow up to $2,000,000 on a revolving basis. At March 31, 2022 and 2021, the Company had outstanding borrowings of $0 and $1,000,000, respectively, on the line of credit. The line of credit is subject to renewal on August 30, 2022, and the Company intends to renew or replace it with another line of credit on or before the expiration date.

As of March 31, 2022, the Company had $3,938,000 in long-term debt (“Term Loans”) payable to the Bank that require the payment of principal and interest monthly through August 2032. Pursuant to the Term Loans and the Credit Agreement, the Company is subject to annual financial covenants, customary affirmative and negative covenants and certain subjective acceleration clauses. As of March 31, 2022 and 2021, the Company met all required annual financial and debt covenants.

In response to the coronavirus (“COVID-19”) pandemic and the uncertainty surrounding the pandemic, in May 2020, the Company obtained a Paycheck Protection Program (“PPP”) loan in the amount of $1,381,000, under the Coronavirus Aid, Relief, and Economics Security Act (“CARES Act”). The proceeds were used for certain payroll costs in accordance with the PPP and the PPP Flexibility Act of 2020. In December 2020, the Company received notice of forgiveness of the PPP loan in whole, including all accrued interest to date (see Note 6). In April 2019, the Company obtained an unsecured subordinated loan in the amount of $1,500,000 from a related party. The proceeds were used to pay down accounts payable and for general operating capital purposes. On April 12, 2021, the Company amended this loan (see Notes 6 and 16). As of March 31, 2022, the Company had $1,000,000 outstanding on the related party note.

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

Based upon the Company's operating plan and related cash flow and financial projections, cash flows expected to be generated by operating activities and available financing are expected to be sufficient to fund the Company's operations through at least June 30, 2023, and the Company's debt service coverage ratio and current ratio covenants are expected to be in compliance with the annual Term Loans and Credit Agreement covenant requirements as of March 31, 2023, the next measurement date. However, no assurances can be provided that the Company will achieve its operating plan and cash flow projections for the next fiscal years or its projected consolidated financial position as of March 31, 2023. Such estimates are subject to change based on future results and such change could cause future results to vary significantly from expected results.

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

Financial Instruments and Fair Value

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

If the asset or liability has a specified contractual term, the Level 2 input must be observable for substantially the full term of the asset or liability.

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

Concentration Risk

The Company maintains its cash accounts in banks located in Hawaii, which are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per bank.  The Company had cash balances at March 31, 2022 and 2021 that exceeded the balance insured by the FDIC by $2,089,000 and $3,267,000, respectively.  A significant portion of revenues and accounts receivables are derived from a few major customers. For the year ended March 31, 2022, two customers individually accounted for 22% and 19% of the Company’s total net sales and for the year ended March 31, 2021, two customers individually accounted for 19% and 17% of the Company’s total net sales. Two and three customers accounted for 63% and 57%, respectively, of the Company’s accounts receivable balance as of March 31, 2022 and 2021, respectively.

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

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out (“FIFO”) method. Net realizable value is defined as estimated sales price less cost to dispose. Inventory costs include materials, labor, overhead and third-party costs. Management reviews and writes down inventory for known or expected inventory obsolescence based on product age and quality which may affect salability.

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

Accounting for Asset Retirement Obligations

Management evaluates quarterly the potential liability for asset retirement obligations under the Company’s lease for its principal facility and corporate headquarters. No liability has been recognized as of March 31, 2022 and 2021 (see Note 8).

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

Customer contract liabilities consist of customer deposits received in advance of fulfilling an order and are shown separately on the consolidated balance sheets. During the years ended March 31, 2022 and 2021, the Company recognized $55,000 and $251,000, respectively, of revenue from deposits that were included in contract liabilities as of March 31, 2021 and 2020, respectively. The Company’s contracts have a duration of one year or less and therefore, the Company has elected the practical expedient of not disclosing revenues allocated to partially unsatisfied performance obligations.

Research and Development

Research and development costs are expensed as incurred and consist primarily of labor, benefits and outside research.

Advertising

Advertising costs are expensed as incurred. Total advertising expense for the years ended March 31, 2022, 2021 and 2020 was $1,458,000, $2,116,000, and $1,992,000, respectively.

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

In evaluating a tax position for recognition, management evaluates whether it is more-likely-than-not that a position will be sustained upon examination, including resolution of related appeals or litigation processes, based on the technical merits of the position. If the tax position meets the more-likely-than-not recognition threshold, the tax position is measured and recognized in the Company’s financial statements as the largest amount of tax benefit that, in management’s judgment, is greater than 50% likely of being realized upon settlement. At March 31, 2022 and 2021, there were no liabilities for income tax associated with unrecognized tax benefits.

The Company recognizes accrued interest related to unrecognized tax benefits as well as any related penalties in interest expense in its consolidated statements of operations. During the years ended March 31, 2022 and 2021, there was no accrual for the payment of interest and penalties related to uncertain tax positions.

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

Per Share Amounts

Basic earnings (loss) per common share is calculated by dividing net income (loss) for the year by the weighted average number of common shares outstanding during the year. Diluted earnings per common share is calculated by dividing net income for the year by the sum of the weighted average number of common shares outstanding during the year plus the number of potentially dilutive common shares (“dilutive securities”) that were outstanding during the year. Dilutive securities include restricted stock units and stock options granted pursuant to the Company’s stock option plans. Dilutive securities related to the Company’s stock option plans are included in the calculation of diluted earnings per common share using the treasury stock method. Potentially dilutive securities are excluded from the computation of earnings per share in periods in which a net loss is reported, as their effect would be antidilutive. A reconciliation of the numerators and denominators of the basic and diluted income (loss) per common share calculations for the years ended March 31, 2022, 2021 and 2020 is presented in Note 12.

Recently Adopted Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes” (“ASU 2019-12”), which, as part of its Simplification Initiative to reduce the cost and complexity in accounting for income taxes, removes certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also amends other aspects of the guidance to help simplify and promote consistent application of GAAP. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company adopted this standard as of April 1, 2021with no impact on its consolidated financial statements and related disclosures.

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

3.	INVENTORIES

Inventories consist of the following as of March 31, 2022 and 2021:

	2022	2021
	(in thousands)
Raw materials	$1,490	$547
Work in process	2,868	3,206
Finished goods	4,595	4,423
Supplies	513	239
Inventories	$9,466	$8,415

The Company recognizes abnormal production costs, including fixed cost variances from normal production capacity, fixed production overhead costs, idle facilities, freight handling costs and spoilage, as an expense in the period incurred, without adjusting overhead absorption rates. Normal production capacity is defined as the production expected to be achieved over a number of periods or seasons under normal circumstances, taking into account the loss of capacity resulting from planned maintenance. The Company expensed abnormal production costs of $0, $110,000 and $0 to cost of sales for the fiscal years ended March 31, 2022, 2021 and 2020, respectively.

Beginning in fiscal 2021, cultivation of astaxanthin was completed in the first six months of the fiscal year during the most productive months of the year due to the best growing conditions, compared to year-round cultivation in the prior fiscal years. The same approach was being followed in fiscal year 2022. The Company calculates total production costs for the year based on normal capacity of production expected to be achieved in a year under normal circumstances. These costs are then allocated into inventory based on the period of production, not including abnormal production costs. Allocating fixed and overhead costs requires management’s judgement to determine when production is outside of the normal range of expected variation in production.

Other non-inventoriable fixed costs of $136,000, $179,000 and $343,000 were expensed to cost of sales for the fiscal years ended March 31, 2022, 2021 and 2020, respectively.

4.	EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements consist of the following as of March 31, 2022 and 2021:

	2022	2021
	(in thousands)
Equipment	$20,231	$19,056
Leasehold improvements	14,751	14,703
Furniture and fixtures	394	372
	35,376	34,131
Less accumulated depreciation and amortization	(24,339)	(22,740)
Construction in-progress	848	745
Equipment and leasehold improvements, net	$11,885	$12,136

Management has determined that $21,000 and $64,000 of asset impairment existed as of March 31, 2022 and 2021, and the impairment losses were included in other income (expense) on the consolidated statements of operations. No asset impairment existed as of March 31, 2020.

Depreciation and amortization expense were approximately $1,599,000, $1,748,000 and $1,934,000 for the years ended March 31, 2022, 2021 and 2020, respectively.

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

The second loan had a principal amount of $215,000 and was a non-interest bearing loan that was payable in twelve monthly installments. The loan commenced on December 1, 2018 and matured on October 15, 2019. This contract contained a hold back of $38,000 pending resolution of certain closing items by the seller, which has been resolved as of March 31, 2021. There were no principal amounts outstanding at March 31, 2022 and March 31, 2021.

6.	LINE OF CREDIT AND LONG-TERM DEBT

Total debt consists of the following at March 31, 2022 and 2021 as follows:

	2022	2021
	(in thousands)
Line of credit	$—	$1,000
Long-term debt	3,938	4,673
Long-term debt – related party	1,000	1,500
Less current maturities	(490)	(2,210)
Long-term debt, excluding current maturities	4,448	4,963
Less unamortized debt issuance costs	(112)	(140)
Total long-term debt, net of current maturities and unamortized debt issuance costs	$4,336	$4,823

Line of Credit and Term Loans

On August 30, 2016, the Credit Agreement, which the Company entered into with the Bank on June 3, 2016, became effective after the Company and the Bank received the necessary approvals from the State of Hawaii to secure the lien on the Company’s leasehold property in Kona, Hawaii. The Credit Agreement allows the Company to borrow up to $2,000,000 on a revolving basis. Borrowings under the Credit Agreement bear interest at the Wall Street Journal prime rate (3.25% at March 31, 2022 and March 31, 2021) plus 2%, floating, provided that at no time shall the annual interest rate be less than 5.25%.

At March 31, 2022 and 2021, the outstanding balances under the Credit Agreement was $0 and $1,000,000, respectively, and were included in current liabilities on the Consolidated Balance Sheets. The line of credit, which is subject to annual renewal, was renewed on August 30, 2021 and will be subject to renewal upon expiration on August 30, 2022. Pursuant to the August 30, 2018 renewal, the current ratio covenant was 1.50:1 and is applicable to both the line of credit and term loans with the Bank.

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

The provisions of the 2015 Loan require the payment of principal and interest until its maturity on September 1, 2022, the obligation fully amortizes over seven (7) years. Interest on the 2015 Loan accrues on the outstanding principal balance at an annual variable rate equal to the published Wall Street Journal prime rate (3.25% at March 31, 2022 and 2021) plus 2.0% and is adjustable on the first day of each calendar quarter and fixed for that quarter, provided that at no time shall the annual interest rate be less than 6.0%. The 2015 Loan has a prepayment penalty of 5.0% for any prepayment made prior to the first anniversary of the date of the 2015 Loan Agreement, which penalty is reduced by 1.0% each year thereafter until the fifth anniversary of such date, after which there is no prepayment penalty. The balance under the 2015 Loan was $218,000 and $635,000 at March 31, 2022 and 2021, respectively, and was included in the long-term debt in the debt table above.

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

The provisions of the 2012 Loan required the payment of interest only for the first 12 months of the term; thereafter, and until its maturity on August 14, 2032, the obligation fully amortizes over nineteen (19) years. Interest on the 2012 Loan accrues on the outstanding principal balance at an annual variable rate equal to the published Wall Street Journal prime rate (3.25% at March 31, 2022 and March 31, 2021) plus 1.0% and is adjustable on the first day of each calendar quarter and fixed for that quarter, provided that at no time shall the annual interest rate be less than 5.5%. The balance under the 2012 Loan was $3,720,000 and $3,978,000 at March 31, 2022 and 2021, respectively, and was included in long-term debt in the debt table above.

The 2015 Loan includes a one-time origination and guaranty fee totaling $113,900 and an annual renewal fee payable in the amount of 0.5% of the USDA guaranteed portion of the outstanding principal balance as of December 31 of each year, beginning December 31, 2015. The USDA has guaranteed 80% of all amounts owing under the 2015 Loan. The 2012 Loan included a one-time origination and guaranty fees totaling $214,500 and an annual renewal fee payable in the amount of 0.25% of the USDA guaranteed portion of the outstanding principal balance as of December 31 of each year, beginning December 31, 2012. The USDA has guaranteed 80% of all amounts owing under the 2012 Loan. The balance in unamortized debt issuance costs was $112,000 and $140,000 at March 31, 2022 and 2021, respectively.

Loan Covenants

The Company’s Credit Agreement, 2015 Loan and 2012 Loan are subject to annual debt service and other financial covenants, including covenants which require the Company to meet key financial ratios and customary affirmative and negative covenants.  As of March 31, 2022 and 2021, the Company was in compliance with all required covenants.

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

Long-term Debt – Related Party

In April 2019, the Company obtained a loan in the amount of $1,500,000 and the interest is payable quarterly. The loan was originally due in April 2021. In April 2021, the Company amended the loan, which extended the expiration to April 2024, converted $500,000 into revolving loans, adjusted the interest rate to reflect a floor of 5%, and granted a security interest in substantially all of the Company’s personal property assets, subject to limited exceptions. Concurrently, with the amendment and conversion of the original loan, the Company repaid in cash the principal amount of $500,000 plus accrued interest to date of $1,900 (see Note 16). At March 31, 2022, the balance under this loan was $1,000,000 and was included in long-term debt, and at March 31, 2021, the balance under this loan was $1,500,000, of which $500,000 was included in current maturities of long-term debt and $1,000,000 was included in long-term debt, in the debt table above.

Equipment Finance Agreement

In October 2017, the Company entered into an Equipment Finance Agreement (the “Equipment Agreement”) with a lender, which provides up to $175,000 of financing for equipment. The interest rate on this loan is 4.75%. The provisions of the Equipment Agreement require the payment of principal and interest until its maturity on October 31, 2022. The balance under this loan was $0 and $60,000 at March 31, 2022 and 2021, respectively, and was included in long-term debt in the debt table above.

Future principal payments under the loans and equipment finance agreement at March 31, 2022 are as follows:

Fiscal year ending March 31	(in thousands)
2023	$490
2024	287
2025	1,304
2026	321
2027	339
Thereafter	2,197
Total principal payments	$4,938

7.	ACCRUED EXPENSES

Accrued expenses as of March 31, 2022 and 2021 consist of the following:

	2022	2021
	(in thousands)
Bonus and profit sharing	$488	$195
Wages	211	16
Vacation	392	408
Rent, interest and legal	108	86
Other accrued expenses	213	139
Total accrued expenses	$1,412	$844

8.	OPERATING LEASES

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

The Company leases facilities, equipment and land under non-cancelable operating leases expiring through 2037. One of its facility leases contains price escalations and a renewal option for five years. The land lease provides for contingent rentals in excess of minimum rental commitments based on a percentage of the Company’s sales. Contingent rental payments for the years ended March 31, 2022, 2021 and 2020 were $73,000, $50,000 and $49,000, respectively.

Right-of-use assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Right-of-use assets and liabilities were recognized at April 1, 2019 based on the present value of lease payments over the lease terms, using the Bank’s incremental borrowing rate based on the information available at recognition, and the Company has elected to exclude non-lease components. At March 31, 2022, the Company commenced two 84-month solar leases for two of its buildings and a 48-month lease for equipment and using the weighted average discount rate of 5.5%, the leases were added to the right-of-use assets and liabilities. At March 31, 2022, the weighted average remaining lease terms of all operating leases was 12.2 years, the weighted average discount rate was 7.2% and the operating lease costs were $603,000. At March 31, 2021, the weighted average remaining lease term is 13.5 years and the operating lease costs were $591,000. There were no new leases in fiscal year 2021.

Supplemental balance sheet information related to leases consist of the following as of:

Operating leases	Balance Sheet Classification	March 31, 2022	March 31, 2021
		(in thousands)
Right-of-use assets	Operating lease right-of-use assets	$4,720	$4,128
Accumulated lease amortization	Operating lease right-of-use assets	(933)	(611)

Total right-of-use assets		$3,787	$3,517

Current lease liabilities	Operating lease obligations	$393	$343
Non-current lease liabilities	Long-term operating lease obligations	3,386	3,175

Total lease liabilities		$3,779	$3,518

Maturities of lease liabilities at March 31, 2022 are as follows:

Year ending March 31	(in thousands)
2023	$646
2024	480
2025	480
2026	446
2027	437
Thereafter	3,197
Total undiscounted lease payments	5,686
Less: present value discount	(1,907)
Total lease liabilities balance	$3,779

Rent expense, including contingent rent, under operating leases were $713,000, $616,000 and $623,000 for the years ended March 31, 2022, 2021 and 2020, respectively. Property taxes paid to the states of Hawaii and California were $30,000, $28,000 and $28,000 for the years ended March 31, 2022, 2021 and 2020, respectively.

9.	OTHER COMMITMENTS AND CONTINGENCIES

From time to time, the Company may be involved in litigation and investigations relating to claims and matters arising out of its operations in the normal course of business. There were no significant legal matters outstanding at March 31, 2022.

As of March 31, 2022, 2021 and 2020, the Company had purchase obligations of $1,105,000, $1,005,000 and $825,000, respectively, including agreements to purchase goods or services that are enforceable, are legally binding and specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The term of the minimum purchase agreement is for ten years, expiring in April 2026 and purchase obligations do not include agreements that are cancelable without penalty.

10.	SHARE-BASED COMPENSATION

As of March 31, 2022, the Company had two equity-based compensation plans: the 2016 Equity Incentive Plan (the “2016 Plan”) and the 2014 Independent Director Stock Option and Restricted Stock Grant Plan (the “2014 Directors Plan”). The Company has also issued stock options, which remain outstanding as of March 31, 2022, under two equity-based compensation plans which have expired according to their terms: the 2005 Stock Option Plan (the “2005 Plan”) and the 2004 Independent Director Stock Option and Stock Grant Plan (the “2004 Directors Plan”). These plans allowed the Company to award stock options and shares of restricted common stock to eligible employees, certain outside consultants and independent directors. No additional awards will be issued under the 2005 Plan or the 2004 Directors Plan.

On August 25, 2016, the Company’s shareholders approved the 2016 Plan as a successor to the 2005 Plan, authorizing the Board of Directors to provide incentive to the Company’s officers, employees and certain independent consultants through equity based compensation in the form of stock options, restricted stock, restricted stock units, stock appreciation rights and other stock based awards (together, “Stock Awards”) and performance shares and performance units (together, “Performance Awards”). Awards under the 2016 Plan are limited to the authorized amount of 1,300,000 shares, up to 600,000 of which are available for issuance in connection with Performance Awards and Stock Awards. As of March 31, 2022, there were 995,618 shares available for grant under the 2016 Plan.

On August 28, 2014, the Company’s shareholders approved the 2014 Directors Plan authorizing the Board of Directors to provide incentive to the Company’s independent directors through equity-based compensation in the form of stock options and restricted stock. Awards under the 2014 Directors Plan are limited to the authorized amount of 350,000 shares. At the 2021 Annual Meeting of Shareholders, the stockholders of the Company approved an amendment to the 2014 Directors Plan to increase the number of shares of common stock available for issuance under the plan by 300,000 shares. As of March 31, 2022, there were 287,695 shares available for grant under the 2014 Directors Plan.

The following table presents shares authorized, available for future grant and outstanding under each of the Company’s plans:

	As of March 31, 2022
	Authorized	Available	Outstanding
2016 Plan	1,300,000	995,618	199,465
2014 Directors Plan	650,000	287,695	12,000
2005 Plan	—	—	49,500
2004 Directors Plan	—	—	6,000
Total	1,950,000	1,283,313	266,965

Stock Options

All stock option grants made under the equity-based compensation plans were issued at exercise prices no less than the Company’s closing stock price on the date of grant. Options under the 2016 Plan, 2005 Plan and 2014 Directors Plan were determined by the Board of Directors or the Compensation Committee of the Board of Directors in accordance with the provisions of the respective plans. The terms of each option grant include vesting, exercise, and other conditions are set forth in a Stock Option Agreement evidencing each grant. No option can have a life in excess of ten (10) years. The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model. The model requires various assumptions, including a risk-free interest rate, the expected term of the options, the expected stock price volatility over the expected term of the options, and the expected dividend yield. Compensation expense for employee stock options is recognized ratably over the vesting term. Compensation expense recognized for options issued under all Plans was $63,000, $29,000 and $133,000 for the years ended March 31, 2022, 2021 and 2020, respectively. In fiscal 2020, compensation expense included $109,000 related to a settlement agreement with a former executive.

A summary of option activity under the Company’s stock plans for the years ended March 31, 2022, 2021 and 2020 is presented below:

Option Activity	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at March 31, 2019	539,800	$4.06	4.9	$675,300
Granted	5,000	2.11
Exercised	(2,112)	2.08
Forfeited	(104,388)	4.58
Expired	(120,000)	3.53
Outstanding at March 31, 2020	318,300	$4.08	3.0	$—
Granted	130,000	2.35
Exercised	(19,000)	3.59
Forfeited	(55,000)	3.13
Outstanding at March 31, 2021	374,300	$3.64	3.9	$129,700
Granted	50,000	2.96
Forfeited	(5,000)	5.21
Expired	(166,800)	3.84
Outstanding at March 31, 2022	252,500	$3.34	6.5	$159,650
Exercisable at March 31, 2022	110,833	$4.35	3.9	$44,816

The aggregate intrinsic value in the table above is before applicable income taxes and represents the excess amount over the exercise price optionees would have received if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price of $3.37, $3.30 and $2.06 at March 31, 2022, 2021 and 2020, respectively. The total intrinsic value of stock options exercised during fiscal years 2021 and 2020 were $6,000 and $1,000, respectively. No stock options were exercised during fiscal year 2022.

A summary of the Company’s non-vested options for the year ended March 31, 2022 is presented below:

Nonvested Options	Shares	Weighted Average Grant-Date Fair Value
Nonvested at March 31, 2021	125,000	$1.19
Granted	50,000	1.60
Forfeited	(33,333)	1.20
Nonvested at March 31, 2022	141,667	$1.33

The weighted average grant-date fair value of stock options granted during fiscal years 2022, 2021 and 2020 was $80,000, $155,000 and $5,000, respectively. The total grant-date fair value of stock options that vested during fiscal years 2022, 2021 and 2020 were $40,000, $6,000 and $169,000, respectively.

The following table summarizes the weighted average characteristics of outstanding stock options as of March 31, 2022:

			Outstanding Options			Exercisable Options
Range of Exercise Prices ($)			Number of Shares	Remaining Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$2.11	-	$2.34	105,000	8.2	$2.28	30,000	$2.26
$2.35	-	$2.76	30,000	8.5	$2.54	13,333	$2.51
$2.77	-	$4.82	56,000	8.6	$3.08	6,000	$4.08
$4.83	-	$5.91	61,500	0.7	$5.79	61,500	$5.79
Total stock options			252,500	6.5	$3.34	110,833	$4.35

The range of fair value assumptions related to options granted during the years ended March 31, 2022, 2021 and 2020 were as follows:

	2022	2021	2020
Exercise Price	$1.60	$1.20	$1.10
Volatility	58.23%	54.44%	50.61%
Risk Free Rate	1.06%	0.40%	1.47%
Vesting Period (in years)	3.0	3.0	0
Forfeiture Rate	0%	0%	0%
Expected Life (in years)	6.0	6.2	6.9
Dividend Rate	0%	0%	0%

Total unrecognized stock-based compensation expense related to all unvested stock options was $139,000 and $122,000, at March 31, 2022 and 2021, respectively, which is expected to be expensed over a weighted average period of 2.1 and 3.1 years, respectively.

Restricted Stock

Grants of fully vested restricted stock issued to Non-Employee Directors during fiscal years 2022, 2021 and 2020 was 55,438, 66,385 and 78,882 shares, respectively. Compensation expense recognized for fully vested restricted stock grants issued under the 2014 Directors Plan was $158,000, $158,000 and $158,000 for the fiscal years ended March 31, 2022, 2021 and 2020, respectively.

Restricted Stock Units (“RSUs”)

RSUs are service-based awards granted to eligible employees under our 2016 Plan. Compensation expense recognized for RSUs issued under the 2016 Plan was $123,000, $28,000 and $81,000 for the years ended March 31, 2022, 2021 and 2020, respectively. In fiscal 2020, compensation expense included $6,000 related to a settlement agreement with a former executive.

The following table summarizes information related to awarded RSUs:

Nonvested Restricted Stock Units	Shares	Weighted Average Grant Price
Nonvested restricted stock units at March 31, 2019	38,814	$3.98
Granted	4,051	$2.67
Vested	(24,483)	$3.76
Forfeited	(5,616)	$4.01
Nonvested restricted stock units at March 31, 2020	12,766	$3.98
Granted	28,647	$2.15
Vested	(9,135)	$3.97
Forfeited	(4,090)	$2.21
Nonvested restricted stock units at March 31, 2021	28,188	$2.38
Granted	38,672	$2.91
Vested	(46,963)	$2.85
Forfeited	(5,432)	$2.51
Nonvested restricted stock units at March 31, 2022	14,465	$2.22

Total unrecognized stock-based compensation expense related to unvested restricted stock units was $19,000 and $42,000 at March 31, 2022 and 2021, respectively, which is expected to be expensed over a weighted average period of 1.2 years and 2.1 years, respectively.

On April 6, 2022, 850 RSUs were awarded to new employees of the Company. This award is valued at $3.03 per share, the closing market price of Cyanotech common stock on the grant date, and vests over a period of one year.

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

Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the potentially dilutive effect of outstanding stock options and unvested restricted stock units using the treasury stock method.

Reconciliations between the numerator and the denominator of the basic and diluted income per share computations for the years ended March 31, 2022, 2021 and 2020 are as follows:

	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except per share amounts)
Year ended March 31, 2022:
Basic income per share	$2,154	6,157	$0.35
Effective dilutive securities—Common stock options and restricted stock units	—	11	—
Diluted income per share	$2,154	6,168	$0.35
Year ended March 31, 2021:
Basic income per share	$920	6,070	$0.15
Effective dilutive securities—Common stock options and restricted stock units	—	8	—
Diluted income per share	$920	6,079	$0.15
Year ended March 31, 2020:
Basic income per share	$387	5,956	$0.06
Effective dilutive securities—Common stock options and restricted stock units	—	4	—
Diluted income per share	$387	5,959	$0.06

Restricted stock units become dilutive within the period granted and remain dilutive until the units vest and are then included in the calculation of basic earnings per share. The denominator for effective dilutive shares for the prior years have been restated to conform to current year presentation, to include unvested restricted stock units that have a dilutive effect, however, there were no changes to diluted earnings per share for fiscal year ended 2021 or 2020.

13.	PROFIT SHARING AND 401K PLAN

The Company sponsors a profit sharing plan for all employees not covered under a separate management incentive plan. Under the profit sharing plan, a percentage determined by the Board of Directors of pre-tax profits on a quarterly basis may be allocated to non-management employees at management’s discretion. The profit sharing bonus may be distributed all in cash on an after-tax basis or distributed half in cash (on an after-tax basis) and the remainder deposited in an employee’s 401(k) account on a pre-tax basis. Employees may also make voluntary pre-tax contributions to their 401(k) accounts. Compensation expense under this plan was approximately $121,000, $25,000 and $34,000 for the fiscal years ended March 31, 2022, 2021 and 2020, respectively. Additionally, the Company makes a retirement contribution to all employees individual 401(k) accounts equal to two percent of each employee’s base pay for each bi-weekly pay period on a pre-tax basis. Retirement expense under this plan was approximately $109,000, $112,000 and $96,000 for fiscal years ended March 31, 2022, 2021 and 2020, respectively.

14.	PRODUCT LINE AND GEOGRAPHIC INFORMATION

Disaggregation of Revenue

The following table represents revenue disaggregated by major product line and extraction services for the years ended March 31, 2022, 2021 and 2020 (in thousands):

	2022	2021	2020
Packaged sales
Astaxanthin packaged	$14,931	$14,512	$17,811
Spirulina packaged	7,604	7,616	7,986
Total packaged sales	22,535	22,128	25,797

Bulk sales
Astaxanthin bulk	2,447	2,279	1,151
Spirulina bulk	10,386	7,119	4,404
Total bulk sales	12,833	9,398	5,555

Contract extraction revenue	600	819	547
Total net sales	$35,968	$32,345	$31,899

Cost of sales for contract extraction services for the years ended March 31, 2022, 2021 and 2020 were $439,000, $337,000 and $128,000, respectively.

Net sales by geographic region for the years ended March 31, 2022, 2021 and 2020 are as follows:

	2022		2021		2020
	(dollars in thousands)
Net sales(1):
United States	$24,468	68%	$21,474	66%	$24,855	78%
Asia / Pacific	7,102	20%	5,827	18%	1,848	6%
Europe	3,183	9%	3,416	11%	3,659	11%
Other	1,215	3%	1,628	5%	1,537	5%
	$35,968	100%	$32,345	100%	$31,899	100%

(1)	Net sales are attributed to countries based on location of customer.

15.	INCOME TAXES

Income tax (expense) benefit for the years ended March 31, 2022, 2021 and 2020 consisted of:

	2022	2021	2020
	(in thousands)
Current:
Federal	$—	$—	$3
State	(28)	(3)	(12)
Total current (expense) benefit	(28)	(3)	(9)
Deferred:
Federal	—	—	—
State	—	—	—
Total deferred expense	—	—	—
Income tax expense	$(28)	$(3)	$(9)

On December 22, 2017, H.R. 1, originally known as the Tax Cuts and Jobs Act, (“the Tax Act”) was enacted. Among the significant changes to the U.S. Internal Revenue Code, the Tax Act lowered the U.S. federal corporate income tax rate (“Federal Tax Rate”) from 34% to 21% effective January 1, 2018. The 21% Federal Tax Rate applies to fiscal years ending March 31, 2019 and each year thereafter. The following table reconciles the amount of income taxes computed at the Federal Tax Rates of 21% for each of the years ended March 31, 2022, 2021 and 2020, to the amount reflected in the Company’s consolidated statements of operations for the years ended March 31, 2022, 2021 and 2020:

	2022	2021	2020
	(in thousands)
Tax provision at federal statutory income tax rate	$(591)	$(263)	$(114)
Stock-based compensation	(16)	(11)	(13)
Decrease (increase) in valuation allowance	557	(17)	159
State and local income taxes, net of federal tax benefit	(2)	1	(2)
State rate adjustment	—	—	(32)
AMT Credit	—	—	3
Deferred Tax True-up	34	27	—
CARES Act, PPP Loan Forgiveness	—	298	—
Other, net	(10)	(38)	(10)
Income tax expense	$(28)	$(3)	$(9)

The tax effects of temporary differences related to various assets, liabilities and carry forwards that give rise to deferred tax assets and deferred tax liabilities as of March 31, 2022, 2021 and 2020 are as follows:

	2022	2021	2020
	(in thousands)
Deferred tax assets:
Net operating loss carry forwards	$3,140	$4,009	$3,703
Inventory	175	136	492
Compensation accrual	251	136	136
Tax credit carry forwards	28	28	28
Interest limitation	—	—	3
Operating lease right-of-use assets	1,025	1,002	1,108
Other	27	34	25
Gross deferred tax assets	4,646	5,345	5,495
Less valuation allowance	(2,473)	(3,030)	(3,013)
Net deferred tax assets	2,173	2,315	2,482

Deferred tax liabilities:
Operating lease obligations	(1,027)	(1,002)	(1,106)
Depreciation and amortization	(1,146)	(1,313)	(1,376)
Net deferred tax liabilities	(2,173)	(2,315)	(2,482)
Net deferred tax assets (liabilities)	$—	$—	$—

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

As of March 31, 2022, 2021 and 2020, the Company has concluded that a valuation allowance was appropriate in light of the significant negative evidence, which was objective and verifiable, primarily the cumulative losses in recent years.

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

At March 31, 2022, the Company has net operating loss carry forwards and tax credit carry forwards available to offset future federal income tax as follows (in thousands):

Expires March 31,	Net Operating Loss	State Net Operating Losses	Research and Experimentation Tax Credit
	(in thousands)
2023	$1,478	$—	$—
2025	—	—	8
2026	159	—	2
2027	2,665	—	—
Thereafter	4,379	7,155	18
Indefinite	4,418	—	—
	$13,099	$7,155	$28

Under the Tax Act, the corporate Alternative Minimum Tax (“AMT”) was repealed. Taxpayers with AMT credit carryovers can use the credits to offset regular tax liability for any taxable year. In addition, the AMT credit is refundable in any taxable year beginning after December 31, 2017 and before December 31, 2022 in an amount equal to 50% (100% in the case of taxable years beginning in 2021) of the excess of the minimum tax credit for the taxable year over the amount of the credit allowable for the year against regular tax liability. Thus, a taxpayers’ entire AMT credit carryforward amounts are fully refundable by 2022. The Company had an AMT credit carryforward of $60,000 remaining as of March 31, 2019, which was fully refunded upon filing of the March 31, 2020 tax returns. No credit carryforward remains for the March 31, 2021 or 2022.

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

At March 31, 2022, the Company has federal net operating loss carry forwards of $13,099,000, of which $8,681,000 of the losses carried forward were generated prior to the 2018 tax year and have a 20 year carry forward and are available to offset 100% of taxable income. The remaining $4,418,000 of the losses were generated in tax years 2018 or later, which have an unlimited carry forward and are limited to 80% of taxable income. At March 31, 2022, the Company has state tax net operating loss carry forwards available to offset future California state taxable income of $1,425,000. These carry forwards expire March 31, 2039 through 2040. At March 31, 2022, the Company has state tax net operating loss carry forwards available to offset future Hawaii state taxable income of $5,730,000. These carry forwards expire March 31, 2030 through 2040.

In addition, the CARES Act loosens the limitation applied to the deductibility of business interest from 30% to 50%, raises the corporate charitable deduction limit to 25% of taxable income, and makes qualified improvement property generally eligible for 15-year cost recovery and 100% bonus depreciation. The enactment of the CARES Act did not result in any material adjustments to the Company’s income tax provision for the fiscal years ended March 31, 2022, 2021 or 2020.

On December 27, 2020, the Consolidated Appropriations Act, 2021 (“CAA”) was enacted. The CAA included the COVID-related Tax Relief Act of 2020 (“COVID TRA”). Section 276 of the COVID TRA includes provisions that overturn IRS Notice 2020-32 and Rev. Rul. 2020-27, allowing full deductibility of expenses incurred to receive forgiveness of the PPP loan. The Company received full forgiveness of its PPP loan during the fiscal year 2021. For income tax purposes, the forgiveness was excluded from income and the applicable expenses incurred were deducted during fiscal year 2021.

The following, in general, represents the open tax years and jurisdictions that the Company used in its evaluation of tax positions. The Company has unused net operating losses carried forward, which cause the statute to remain open up to the amount of unused loss with the statute not begin until the year in which they are used.

Open tax years ending March 31,			Jurisdiction
2019	-	2022	U.S. Federal
2019	-	2022	State of Hawaii
2018	-	2022	State of California

16.	RELATED-PARTY TRANSACTIONS AND BALANCES

In April 2019, Company obtained an unsecured subordinated loan from Skywords Family Foundation, Inc. (“Skywords”) in the principal amount of $1,500,000 pursuant to a Promissory Note (the “Skywords Note”) executed by the Company in favor of Skywords. Skywords is controlled by the Company’s Chairman of the Board of Directors and largest stockholder. The Skywords Note bore interest at a rate of 1% plus the prime rate (as published by the Wall Street Journal), which was recalculated and payable on a quarterly basis.  The principal amount and any accrued and unpaid interest will be due and payable on April 12, 2021.  The proceeds of the Skywords Note were used to pay down accounts payable and for general operating capital purposes.

On April 12, 2021, the Company entered into an Amended and Restated Promissory Note (the “Skywords Amended Note”) with Skywords. The Company and Skywords agreed to amend, restate, replace and otherwise modify without novation, the Skywords Note in order to convert $500,000 of the outstanding principal amount into revolving loans that may be prepaid and reborrowed from time to time in principal amounts not to exceed $500,000, extend the maturity date by three years, adjust the interest rate to reflect a floor of 5% and secure Skywords’ interest by granting a security interest in substantially all of the Company’s personal property assets, subject to limited exceptions (the “Collateral”). On April 12, 2021, concurrently with the conversion, the Company repaid in cash to Skywords the principal amount of $500,000 plus accrued interest to date of $1,900. The Skywords Amended Note bears interest at a rate of 1% plus the prime rate (as published by the Wall Street Journal), which will be recalculated and payable on a quarterly basis, provided that at no time shall the annual interest rate be less than 5%. The principal amount and any accrued and unpaid interest will be due and payable on April 12, 2024, unless accelerated in an event of default. The Company may prepay the Skywords Amended Note at any time without penalty.

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

At March 31, 2022 and 2021, the Skywords Note principal balance was $1,000,000 and $1,500,000, respectively. The loan balance at March 31, 2022 was included in long-term debt and at March 31, 2021, $500,000 was included in current maturities of long-term debt and $1,000,000 was included in long-term debt on the Consolidated Balance Sheets.

17.	SUBSEQUENT EVENTS

The Company had no additional subsequent events, other than those mentioned in note 10 for RSUs issued.

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

Management’s Report on Internal Control over Financial Reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management evaluated the effectiveness of our internal control over financial reporting as of March 31, 2022. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control - Integrated Framework” (2013 Framework). Based on our assessment, using those criteria, management concluded that our internal control over financial reporting was effective as of March 31, 2022.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal year ended March 31, 2022 that has materially affected, or was reasonably likely to materially affect, our internal control over financial reporting.

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

Information with respect to Directors may be found under captions “Proposal One: Election of Directors,” “Board Meetings and Committees,” “Director Compensation,” “Security Ownership of Certain Beneficial Owners and Management: and “Compliance with Section 16(a) of the Exchange Act” contained in Cyanotech’s definitive 2022 Proxy Statement. Information on Executive Officers may be found under the caption “Executive Officers” contained in Cyanotech’s definitive 2022 Proxy Statement.

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

The information required by this Item is incorporated herein by reference from the sections captioned “Executive Compensation and Other Information,” “Equity Compensation Plan Information” and “Option Grants in Fiscal Year 2022,” contained in Cyanotech’s definitive 2022 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The security ownership information required by this Item is incorporated herein by reference from the sections captioned “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” contained in Cyanotech’s definitive 2022 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item, if any, is incorporated herein by reference from the sections captioned “Related Party Transactions” contained in Cyanotech’s definitive 2022 Proxy Statement.

Item 14.	Principal Accountant Fees and Services

Information concerning principal accountant fees and services appears under the heading “Independent Registered Public Accounting Firm’s Fees” in Cyanotech’s definitive 2022 Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statements Schedules

(a)		Financial Statements and Schedule

	(1)	The following Financial Statements of Cyanotech Corporation and the Report of Independent Registered Public Accounting Firm are included in Item 8 of this report:
		Report of Independent Registered Public Accounting Firm (PCAOB ID Number 248)	23
		Consolidated Balance Sheets as of March 31, 2022 and 2021	24
		Consolidated Statements of Operations for the years ended March 31, 2022, 2021 and 2020	25
		Consolidated Statements of Stockholders’ Equity for the years ended March 31, 2022, 2021 and 2020	26
		Consolidated Statements of Cash Flows for the years ended March 31, 2022, 2021 and 2020	27
		Notes to Consolidated Financial Statements	28

	(2)	The following financial statement schedule is included in this report on the pages indicated below:
		Schedule II—Valuation and Qualifying Accounts	51

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

10.18

Amended and Restated Promissory Note, dated April 12, 2021, by and between Skywords Family Foundation, Inc. and Cyanotech Corporation (Incorporated by reference as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 16, 2021).

10.19

Intercreditor and Subordination Agreement, dated April 12, 2021, by and between First Foundation Bank, Skywords Family Foundation, Inc. and Cyanotech Corporation (Incorporated by reference as Exhibit 10.2 to the Company’s Current Report on Form 8-K file April 16, 2021).

21.1	Subsidiaries of the Company (Incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2012, File No. 0-14602)
23.1*	Consent of Independent Registered Public Accounting Firm signed June 22, 2022
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of June 22, 2022.
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of June 22, 2022.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed as of June 22, 2022.
99.1*	Press Release dated June 22, 2022.
101

The following financial information from our Annual Report on Form 10-K for fiscal year ended March 31, 2022, filed with the SEC on June 22, 2022, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets at March 31, 2022 and 2021, (ii) the Consolidated Statements of Operations for the years ended March 31, 2022, 2021 and 2020, (iii) the Consolidated Statements of Stockholders’ Equity for the years ended March 31, 2022, 2021 and 2020, (iv) the Consolidated Statements of Cash Flows for the years ended March 31, 2022 and 2021, and (v) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)
* Included herewith. Other exhibits were filed as shown above.

Schedule II

Cyanotech Corporation

Valuation and Qualifying Accounts

Years Ended March 31, 2022, 2021 and 2020

(in thousands)

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expense	Charged to Other Accounts	Deductions	Balance at End of Year
Allowance for Doubtful Accounts:
2022	$32	$40	$—	$5	$67
2021	13	46	—	27	32
2020	27	—	—	14	13

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 22 day of June, 2022.

CYANOTECH CORPORATION

By:	/s/ Matthew K. Custer
Matthew K. Custer
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Matthew K. Custer	President and Chief Executive Officer	June 22, 2022
Matthew K. Custer	(Principal Executive Officer)

/s/ Felicia Ladin	Chief Financial Officer, Vice President—Finance and	June 22, 2022
Felicia Ladin	Administration, and Treasurer (Principal Financial Officer)

/s/ Michael A. Davis	Chairman of the Board	June 22, 2022
Michael A. Davis

/s/ Nancy E. Katz	Director	June 22, 2022
Nancy Katz

/s/ Angela M. McElwee	Director	June 22, 2022
Angela M. McElwee

/s/ Walter B. Menzel	Director	June 22, 2022
Walter B. Menzel

/s/ David M. Mulder	Director	June 22, 2022
David M. Mulder

/s/ David L. Vied	Director	June 22, 2022
David L. Vied

Exhibit Number	Document Description
3.1	Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, filed November 9, 2012, File No. 0-14602)
3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to the Company’s Report on Form 8-K filed January 13, 2010, File No. 0-14602)
4.1	Specimen Common Stock (Incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2007, File No. 0-14602)
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

10.18

Amended and Restated Promissory Note, dated April 12, 2021, by and between Skywords Family Foundation, Inc. and Cyanotech Corporation (Incorporated by reference as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 16, 2021).

10.19

Intercreditor and Subordination Agreement, dated April 12, 2021, by and between First Foundation Bank, Skywords Family Foundation, Inc. and Cyanotech Corporation (Incorporated by reference as Exhibit 10.2 to the Company’s Current Report on Form 8-K file April 16, 2021).

21.1	Subsidiaries of the Company (Incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2012)
23.1*	Consent of Independent Registered Public Accounting Firm signed June 22, 2022
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of June 22, 2022
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of June 22, 2022
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed as of June 22, 2022
99.1*	Press Release dated June 22, 2022
101

The following financial information from our Annual Report on Form 10-K for fiscal year ended March 31, 2021, filed with the SEC on June 22, 2022, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets at March 31, 2022 and 2021, (ii) the Consolidated Statements of Operations for the years ended March 31, 2022, 2021 and 2020, (iii) the Consolidated Statements of Stockholders’ Equity for the years ended March 31, 2022, 2021 and 2020, (iv) the Consolidated Statements of Cash Flows for the years ended March 31, 2022 and 2021, and (v) Notes to Consolidated Financial Statements.