Form 10-Q
period 2022-06-30
CYANOTECH CORP
filed 2022-08-10
CIK 768408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended June 30, 2022

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

As of August 5, 2022, the number of shares outstanding of the registrant’s common stock was 6,207,482.

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

These forward-looking statements are subject to risk, uncertainties and assumptions about us and our operations that are subject to change based on various important factors, some of which are beyond our control, including those factors described in Item 2 of Part I of this quarterly report and in Item 1A of Part I of the Company’s Annual Report on Form 10-K filed on June 22, 2022. Additionally, the following factors, among others, could cause our financial performance to differ significantly from the goals, plans, objectives, intentions and expectations expressed in our forward-looking statements:

●

The added risks associated with or attributed to the current local, national and world economic conditions, including but not limited to, the volatility of crude oil prices, inflation and currency fluctuations;

●	Access to available and reasonable financing on a timely basis;

●	The Company’s inability to generate enough revenues to meet its obligations or repay maturing indebtedness; and

●	Failure of capital projects to operate as expected or meet expected results.

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

CYANOTECH CORPORATION

FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

CYANOTECH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	June 30, 2022	March 31, 2022
ASSETS
Current assets:
Cash	$737	$2,589
Accounts receivable, net of allowance for doubtful accounts of $67 as of June 30, 2022 and March 31, 2022	3,201	3,664
Inventories	10,699	9,466
Prepaid expenses and other current assets	386	545
Total current assets	15,023	16,264

Equipment and leasehold improvements, net	11,916	11,885
Operating lease right-of-use assets, net	3,682	3,787
Other assets	95	109
Total assets	$30,716	$32,045

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,927	$2,362
Accrued expenses	1,337	1,412
Customer deposits	79	164
Operating lease obligations, current portion	344	393
Current maturities of long-term debt	386	490
Total current liabilities	4,073	4,821

Long-term debt, less current maturities	4,273	4,336
Long-term operating lease obligations	3,325	3,386
Other long-term liabilities	11	15
Total liabilities	11,682	12,558

Commitments and contingencies

Stockholders’ equity:
Preferred stock of $0.01 par value, authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock of $0.02 par value, authorized 50,000,000 shares; issued and outstanding 6,203,643 shares at June 30, 2022 and 6,202,223 shares at March 31, 2022	124	124
Additional paid-in capital	33,576	33,557
Accumulated deficit	(14,666)	(14,194)
Total stockholders’ equity	19,034	19,487
Total liabilities and stockholders’ equity	$30,716	$32,045

See accompanying notes to condensed consolidated financial statements

CYANOTECH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,
	2022	2021

Net sales	$6,716	$8,964
Cost of sales	4,398	5,292
Gross profit	2,318	3,672

Operating expenses:
General and administrative	1,329	1,347
Sales and marketing	1,168	1,550
Research and development	246	156
Total operating expenses	2,743	3,053

(Loss) income from operations	(425)	619

Interest expense, net	(44)	(95)

(Loss) income before income taxes	(469)	524

Income tax expense	3	4

Net (loss) income	$(472)	$520

Net (loss) income per share:
Basic	$(0.08)	$0.09
Diluted	$(0.08)	$0.08

Shares used in calculation of net (loss) income per share:
Basic	6,204	6,117
Diluted	6,204	6,293

See accompanying notes to condensed consolidated financial statements

CYANOTECH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

Three months ended June 30, 2022 and 2021

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	(in thousands, except per share data)
Balances at March 31, 2022	6,202,223	$124	$33,557	$(14,194)	$19,487
Issuances of vested shares of restricted stock	2,277	—	(3)	—	(3)
Shares withheld for tax payments	(857)	—	—	—	—
Share-based compensation expense	—	—	22	—	22
Net loss	—	—	—	(472)	(472)
Balances at June 30, 2022	6,203,643	$124	$33,576	$(14,666)	$19,034

Balances at March 31, 2021	6,116,073	$122	$33,267	$(16,348)	$17,041
Issuances of vested shares of restricted stock	2,541	—	(3)	—	(3)
Shares withheld for tax payments	(895)	—	—	—	—
Share-based compensation expense	—	—	21	—	21
Net income	—	—	—	520	520
Balances at June 30, 2021	6,117,719	$122	$33,285	$(15,828)	$17,579

See accompanying notes to condensed consolidated financial statements

CYANOTECH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(472)	$520
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	417	400
Amortization of debt issue costs and other assets	13	17
Amortization of operating leases right-of-use assets	105	82
Share-based compensation expense	22	21
Provision for doubtful accounts	—	43
Net (increase) decrease in assets:
Accounts receivable	463	(2,643)
Inventories	(1,233)	(819)
Prepaid expenses and other assets	168	103
Net increase (decrease) in liabilities:
Accounts payable	(509)	186
Accrued expenses	(75)	289
Customer deposits	(85)	32
Operating lease obligations	(110)	(85)
Deferred rent and other liabilities	(3)	(4)
Net cash used in operating activities	(1,299)	(1,858)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in equipment and leasehold improvements	(376)	(171)
Net cash used in investing activities	(376)	(171)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments on debt – related party	—	(500)
Principal payments on long-term debt	(174)	(174)
Taxes paid related to net share settlement of restricted stock units	(3)	(3)
Net cash used in financing activities	(177)	(677)
Net decrease in cash	(1,852)	(2,706)
Cash at beginning of period	2,589	3,767
Cash at end of period	$737	$1,061

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$65	$91
Income taxes	$—	$—

See accompanying notes to condensed consolidated financial statements

CYANOTECH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

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

Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year. The Condensed Consolidated Balance Sheet as of March 31, 2022 was derived from the audited consolidated financial statements. These condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements for the year ended March 31, 2022, contained in the Company’s annual report on Form 10-K as filed with the SEC on June 22, 2022.

Liquidity and Capital Resources

As of June 30, 2022, the Company had cash of $737,000 and working capital of $10,950,000 compared to $2,589,000 and $11,443,000, respectively, as of March 31, 2022. The Company has a Revolving Credit Agreement (“Credit Agreement”) with First Foundation Bank (“Bank”) that allows the Company to borrow up to $2,000,000 on a revolving basis. At both June 30, 2022 and March 31, 2022, the Company had no outstanding borrowings on the line of credit.  The line of credit is subject to renewal on August 30, 2022 and the Company intends to renew or replace it with another line of credit on or before the expiration date. The Company also has a loan facility with a related party that allows the Company to borrow up to $500,000 on a revolving basis (the “Revolver”). At June 30, 2022 and March 31, 2022, the Company had no outstanding borrowings on the Revolver. The Revolver expires on April 12, 2024.

As of June 30, 2022, the Company had $3,764,000 in long-term debt (“Term Loans”) payable to the Bank that require the payment of principal and interest monthly through August 2032. Pursuant to the Term Loans and the Credit Agreement, the Company is subject to annual financial covenants, customary affirmative and negative covenants and certain subjective acceleration clauses. As of March 31, 2022, the Company was in compliance with all required annual financial covenants under the Term Loans and the Credit Agreement.

In April 2019, the Company obtained a loan in the amount of $1,500,000 from a related party. The proceeds were used to pay down accounts payable and for general operating capital purposes. On April 12, 2021, the Company amended this loan (see Notes 6 and 13). As of June 30, 2022 and March 31, 2022, the Company had $1,000,000 outstanding on the related party note.

Funds generated by operating activities and available cash are expected to continue to be the Company’s most significant sources of liquidity for working capital requirements, debt service and funding of maintenance levels of capital expenditures.  The Company has developed its operating plan to produce the cash flows necessary to grow its business and meet all financing requirements.  Although the Company has a history of either being in compliance with debt covenants or obtaining the necessary waivers, execution of its operating plan is dependent on many factors, some of which are not within the control of the Company.  Consequently, future results may vary significantly from expected results.

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

Concentration Risk

A significant portion of revenue and accounts receivable are derived from a few major customers. For the three months ended June 30, 2022, two customers individually accounted for 24% and 17% of the Company’s total net sales, and for the three months ended June 30, 2021, two customers individually accounted for 26% and 14% of the Company’s total net sales. Two customers accounted for 63% of the Company’s accounts receivable balance as of both June 30, 2022 and March 31, 2022.

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

Customer contract liabilities consist of customer deposits received in advance of fulfilling an order and are shown separately on the consolidated balance sheets. During the three months ended June 30, 2022 and 2021, the Company recognized $91,000 and $49,000, respectively, of revenue from deposits that were included in contract liabilities as of March 31, 2022 and 2021, respectively. The Company’s contracts have a duration of one year or less and therefore, the Company has elected the practical expedient of not disclosing revenues allocated to partially unsatisfied performance obligations.

Disaggregation of Revenue

The following table represents revenue disaggregated by major product line and extraction services for the:

($ in thousands)	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021
Packaged sales
Astaxanthin packaged	$3,524	$4,040
Spirulina packaged	1,511	2,742
Total packaged sales	5,035	6,782

Bulk sales
Astaxanthin bulk	494	405
Spirulina bulk	1,093	1,583
Total bulk sales	1,587	1,988

Contract extraction revenue	94	194
Total net sales	$6,716	$8,964

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

Inventories are stated at the lower of cost or net realizable value. Cost is determined by the first-in, first-out method. Inventories consist of the following as of:

	June 30, 2022	March 31, 2022
	(in thousands)
Raw materials	$2,125	$1,490
Work in process	2,244	2,868
Finished goods	5,788	4,595
Supplies	542	513
Inventories	$10,699	$9,466

The Company recognizes abnormal production costs, including fixed cost variances from normal production capacity, fixed production overhead costs, idle facilities, freight handling costs and spoilage, as an expense in the period incurred, without adjusting overhead absorption rates. Normal production capacity is defined as the production expected to be achieved over a number of periods or seasons under normal circumstances, taking into account the loss of capacity resulting from planned maintenance. The Company had no abnormal productions costs for the three months ended June 30, 2022 or 2021.

Beginning in fiscal 2021, cultivation of astaxanthin was completed in the first six months of the fiscal year during the most productive months of the year due to the best growing conditions, compared to year-round production in the prior fiscal years. A similar approach is being followed in fiscal year 2023. The Company calculates total production costs for the year based on normal capacity of production expected to be achieved in a year under normal circumstances. These costs are then allocated into inventory based on the period of production, not including abnormal production costs. Allocating fixed and overhead costs requires management’s judgement to determine when production is outside of the normal range of expected variation in production.

Other non-inventoriable fixed costs of $35,000 and $4,000 were expensed to cost of sales for the three months ended June 30, 2022 and 2021, respectively.

4.	EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements consist of the following as of:

	June 30, 2022	March 31, 2022
	(in thousands)
Equipment	$20,386	$20,231
Leasehold improvements	14,786	14,751
Furniture and fixtures	401	394
	35,573	35,376
Less accumulated depreciation and amortization	(24,756)	(24,339)
Construction-in-progress	1,099	848
Equipment and leasehold improvements, net	$11,916	$11,885

Management has determined no asset impairment existed as of June 30, 2022 and March 31, 2022, respectively. Depreciation and amortization expense were approximately $417,000 and $400,000 for the three months ended June 30, 2022 and 2021, respectively.

5.	LINE OF CREDIT AND LONG-TERM DEBT

Total debt consists of the following as of:

	June 30, 2022	March 31, 2022
	(in thousands)
Long-term debt	$3,764	$3,938
Debt - related party	1,000	1,000
Less current maturities	(386)	(490)
Long-term debt, excluding current maturities	4,378	4,448
Less unamortized debt issuance costs	(105)	(112)
Total long-term debt, net of current maturities and unamortized debt issuance costs	$4,273	$4,336

Line of Credit and Term Loans

On August 30, 2016, the Credit Agreement, which the Company entered into with the Bank on June 3, 2016, became effective after the Company and the Bank received the necessary approvals from the State of Hawaii to secure the lien on the Company’s leasehold property in Kona, Hawaii. The Credit Agreement allows the Company to borrow up to $2,000,000 on a revolving basis. Borrowings under the Credit Agreement bear interest at the Wall Street Journal prime rate (3.5% at June 30, 2022 and 3.25% at March 31, 2022) plus 2%, floating, provided that at no time shall the annual interest rate be less than 5.25%.

At June 30, 2022 and March 31, 2022, there was no outstanding balance under the Credit Agreement. The line of credit, which is subject to annual renewal, was renewed on August 30, 2021 and will be subject to renewal upon expiration on August 30, 2022.

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

The provisions of the 2015 Loan require the payment of principal and interest until its maturity on September 1, 2022, the obligation fully amortizes over seven (7) years. Interest on the 2015 Loan accrues on the outstanding principal balance at an annual variable rate equal to the published Wall Street Journal prime rate (3.5% and 3.25% at June 30, 2022 and March 31, 2022, respectively) plus 2.0% and is adjustable on the first day of each calendar quarter and fixed for that quarter, provided that at no time shall the annual interest rate be less than 6.0%. The balance under the 2015 Loan was $110,000 and $218,000 at June 30, 2022 and March 31, 2022, respectively, and was included in long-term debt in the debt table above.

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

The provisions of the 2012 Loan required the payment of interest only for the first 12 months of the term; thereafter, and until its maturity on August 14, 2032, the obligation fully amortizes over nineteen (19) years. Interest on the 2012 Loan accrues on the outstanding principal balance at an annual variable rate equal to the published Wall Street Journal prime rate (3.5% and 3.25% at June 30, 2022 and March 31, 2022, respectively) plus 1.0% and is adjustable on the first day of each calendar quarter and fixed for that quarter, provided that at no time shall the annual interest rate be less than 5.5%. The balance under the 2012 Loan was $3,654,000 and $3,720,000 at June 30, 2022 and March 31, 2022, respectively, and was included in long-term debt in the debt table above.

The 2015 Loan includes a one-time origination and guaranty fee totaling $113,900 and an annual renewal fee payable in the amount of 0.5% of the USDA guaranteed portion of the outstanding principal balance as of December 31 of each year, beginning December 31, 2015. The USDA has guaranteed 80% of all amounts owing under the 2015 Loan. The 2012 Loan included a one-time origination and guaranty fees totaling $214,500 and an annual renewal fee payable in the amount of 0.25% of the USDA guaranteed portion of the outstanding principal balance as of December 31 of each year, beginning December 31, 2012. The USDA has guaranteed 80% of all amounts owing under the 2012 Loan. The balance in unamortized debt issuance costs was $105,000 and $112,000 at June 30, 2022 and March 31, 2022, respectively.

Loan Covenants

The Company’s Credit Agreement, 2015 Loan and 2012 Loan are subject to annual debt service and other financial covenants, including covenants which require the Company to meet key financial ratios and customary affirmative and negative covenants.  As of March 31, 2022, the Company was in compliance with all required annual financial covenants. The next remeasurement date will be March 31, 2023.

Debt – Related Party

In April 2019, the Company obtained a loan in the amount of $1,500,000 and the interest was payable quarterly.  The loan was originally due in April 2021. In April 2021, the Company amended the loan, which extended the expiration to April 2024, converted $500,000 into revolving loans, adjusted the interest rate to reflect a floor of 5%, and granted a security interest in substantially all of the Company’s personal property assets, subject to limited exceptions. Concurrently, with the amendment and conversion of the original loan, the Company repaid in cash the principal amount of $500,000 plus accrued interest to date of $1,900 (see Note 12).  At June 30, 2022 and March 31, 2022, the balance under this loan was $1,000,000 and was included in long-term debt, in the debt table above. Interest is payable quarterly.

Future principal payments under the loans and finance lease obligations at June 30, 2022 are as follows:

Payments Due	(in thousands)
Remainder of 2023	$386
2024	291
2025	1,308
2026	325
2027	344
Thereafter	2,110
Total principal payments	$4,764

6.	OPERATING LEASES

The Company leases facilities, equipment and land under non-cancelable operating leases expiring through 2037. One of its facility leases contains price escalations and a renewal option for five years. Right-of-use assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Right-of-use assets and liabilities were recognized at April 1, 2019 based on the present value of lease payments over the lease term, using the Bank’s incremental borrowing rate based on the information available at recognition, and the Company has elected to exclude non-lease components. The Company also leases two 84-month solar leases, which are included in the right-of-use assets and liabilities. At June 30, 2022, the weighted average remaining lease terms was 12.1 years, the weighted average discount rate was 7.2%, and for the three months ended June 30, 2022 and 2021, the operating lease costs were $171,000 and $147,000, respectively.

Supplemental balance sheet information related to leases consist of the following as of:

Operating leases	Balance Sheet Classification	June 30, 2022	March 31, 2022
		(in thousands)
Right-of-use assets	Operating lease right-of-use assets	$4,720	$4,720
Accumulated lease amortization	Operating lease right-of-use assets	(1,038)	(933)

Total right-of-use assets		$3,682	$3,787

Current lease liabilities	Operating lease obligations	$344	$393
Non-current lease liabilities	Long-term operating lease obligations	3,325	3,386

Total lease liabilities		$3,669	$3,779

Maturities of lease liabilities at June 30, 2022 are as follows:

Payments	(in thousands)
Remainder of 2023	$443
2024	480
2025	474
2026	441
2027	437
Thereafter	3,235
Total undiscounted lease payments	5,510
Less: present value discount	(1,841)
Total lease liability balance	$3,669

7.	ACCRUED EXPENSES

Accrued expenses consist of the following as of:

	June 30, 2022	March 31, 2022
	(in thousands)
Bonus and profit sharing	$502	$488
Wages	81	211
Vacation	417	392
Rent, interest and legal	105	108
Other accrued expenses	232	213
Total accrued expenses	$1,337	$1,412

8.	COMMITMENTS AND CONTINGENCIES

From time to time, the Company may be involved in litigation and investigations relating to claims and matters arising out of its operations in the normal course of business. There were no significant legal matters outstanding at June 30, 2022.

9.	SHARE-BASED COMPENSATION

The Company has share-based compensation plans, which are more fully described in Note 10, Share-Based Compensation, to the Consolidated Financial Statements included in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2022 as filed with the SEC on June 22, 2022.

As of June 30, 2022, the Company had two equity-based compensation plans: the 2016 Equity Incentive Plan (the “2016 Plan”) and the 2014 Independent Director Stock Option and Restricted Stock Grant Plan (the “2014 Directors Plan”). The Company has also issued stock options, which remain outstanding as of June 30, 2022, under two equity-based compensation plans which have expired according to their terms: the 2005 Stock Option Plan (the “2005 Plan”) and the 2004 Independent Director Stock Option and Stock Grant Plan (the “2004 Directors Plan”). These plans allowed the Company to award stock options and shares of restricted common stock to eligible employees, certain outside consultants and independent directors. No additional awards will be issued under the 2005 Plan or the 2004 Directors Plan.

The following table presents shares authorized, available for future grant and outstanding under each of the Company’s plans:

	As of June 30, 2022
	Authorized	Available	Outstanding

2016 Plan	1,300,000	944,938	247,868
2014 Directors Plan	650,000	287,695	12,000
2005 Plan	—	—	49,500
2004 Directors Plan	—	—	6,000
Total	1,950,000	1,232,633	315,368

Stock Options

All stock option grants made under the equity-based compensation plans were issued at exercise prices no less than the Company’s closing stock price on the date of grant. Options under the 2016 Plan, 2005 Plan and 2014 Directors Plan were determined by the Board of Directors or the Compensation Committee of the Board of Directors in accordance with the provisions of the respective plans.  The terms of each option grant include vesting, exercise, and other conditions set forth in a Stock Option Agreement evidencing each grant. No option can have a life in excess of ten (10) years. The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model. The model requires various assumptions, including a risk-free interest rate, the expected term of the options, the expected stock price volatility over the expected term of the options, and the expected dividend yield. Compensation expense for employee stock options is recognized ratably over the vesting term. Compensation expense recognized for options issued under all Plans was $17,000 and $13,000 for the three months ended June 30, 2022 and 2021, respectively.

A summary of option activity under the Company’s stock plans for the three months ended June 30, 2022 is presented below:

Option Activity	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at March 31, 2022	252,500	$3.34	6.5	$159,650
Granted	50,000	$3.43
Outstanding at June 30, 2022	302,500	$3.36	6.9	$78,400
Exercisable at June 30, 2022	127,500	$4.17	4.3	$25,316

The aggregate intrinsic value in the table above is before applicable income taxes and represents the excess amount over the exercise price optionees would have received if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price of $2.92 and $3.37 at June 30, 2022 and March 31, 2022, respectively.

A summary of the Company’s non-vested options for the three months ended June 30, 2022 is presented below:

Nonvested Options	Shares	Weighted Average Grant-Date Fair Value
Nonvested at March 31, 2022	141,667	$1.33
Granted	50,000	1.94
Vested	(16,667)	1.60
Nonvested at June 30, 2022	175,000	$1.48

The weighted average grant-date fair value of stock options granted during the three months ended June 30, 2022 was $97,000. As of June 30, 2022, total unrecognized stock-based compensation expense related to all unvested stock options was $186,000, which is expected to be expensed over a weighted average period of 2.3 years.

Restricted Stock Units (“RSUs”)

RSUs are service-based awards granted to eligible employees under the 2016 Plan. Compensation expense recognized for RSUs issued under the 2016 Plan was $5,000 and $8,000 for the three months ended June 30, 2022 and 2021, respectively.

The following table summarizes information related to awarded RSUs for the three months ended June 30, 2022:

Nonvested Restricted Stock Units	Shares	Weighted Average Grant Price
Nonvested restricted stock units at March 31, 2022	14,465	$2.22
Granted	850	3.03
Vested	(2,277)	2.29
Forfeited	(170)	2.52
Nonvested restricted stock units at June 30, 2022	12,868	$2.26

As of June 30, 2022, total unrecognized stock-based compensation expense related to unvested restricted stock units was $17,000, which is expected to be expensed over a weighted average period of 1.0 years.

10.	INCOME TAXES

The Company utilizes its estimated annual effective tax rate to determine its provision or benefit for income taxes for interim periods. The income tax provision or benefit is computed by multiplying the estimated annual effective tax rate by the year-to-date pre-tax book income (loss). The Company recorded an income tax expense of $3,000 and $4,000 for the three months ended June 30, 2022 and 2021, respectively. The Company’s effective tax rate was (0.7%) and 0.8% for the three months ended June 30, 2022 and 2021, respectively. The effective tax rates for all periods differ from the statutory rate of 21% as a result of state taxes (net of federal benefit) and the net change in valuation allowance against the net deferred tax asset the Company believes is not more likely than not to be realized.  The Company continues to carry a full valuation allowance on its net deferred tax assets.

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

As of June 30, 2022 and 2021, there was no liability for income tax associated with unrecognized tax benefits. The Company recognizes accrued interest related to unrecognized tax benefits as well as any related penalties in interest income or expense in its Consolidated Condensed Statements of Operations, which is consistent with the recognition of these items in prior reporting periods.

With few exceptions, the Company is no longer subject to U.S. federal, state, local, and non-U.S. income tax examination by tax authorities for tax years before 2018.

11.	EARNINGS PER SHARE

Basic earnings (loss) per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed on the basis of the weighted average number of common shares outstanding plus the potentially dilutive effect of outstanding stock options using the treasury stock method.

Reconciliations between the numerator and the denominator of the basic and diluted (loss) income per share computations for the three months ended June 30, 2022 and 2021 are as follows:

	Three Months Ended June 30, 2022
	Net Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands)
Basic and diluted loss per share	$(472)	6,204	$(0.08)

	Three Months Ended June 30, 2021
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands)
Basic income per share	$520	6,117	$0.09
Effective dilutive securities – common stock options and restricted stock units	—	176	—
Diluted income per share	$520	6,293	$0.08

Basic and diluted per share amounts are the same in periods of a net loss, because common share equivalents are anti-dilutive when a net loss is recorded. Diluted earnings per share does not include the impact of common stock options and restricted stock units totaling 12,000 for the three months ended June 30, 2022, as the effect of their inclusion would be anti-dilutive. Restricted stock units become dilutive within the period granted and remain dilutive until the units vest and are issued as common stock.

12.	RELATED PARTY TRANSACTIONS

In April 2019, the Company obtained an unsecured subordinated loan from Skywords Family Foundation, Inc. (“Skywords”) in the principal amount of $1,500,000 pursuant to a Promissory Note (the "Skywords Note”) executed by the Company in favor of Skywords. Skywords is controlled by the Company’s Chairman of the Board of Directors and largest stockholder. The Skywords Note bore interest at a rate of 1% plus the prime rate (as published by the Wall Street Journal), which was recalculated and payable on a quarterly basis. The principal amount and any accrued and unpaid interest was due and payable on April 12, 2021. The proceeds of the Skywords Note were used to pay down accounts payable and for general operating capital purposes.

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

At both June 30, 2022 and March 31, 2022, the Skywords Note principal balance was $1,000,000, and was included in long-term debt on the Condensed Consolidated Balance Sheets.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview:

We are a world leader in the production of high value natural products derived from microalgae. Incorporated in 1983, we are guided by the principle of providing beneficial, quality microalgal products for health and human nutrition in a sustainable, reliable and environmentally sensitive operation. We are Good Manufacturing Practices (“GMP”) certified by the Merieux NutriSciences, reinforcing our commitment to quality in our products, quality in our relationships (with our customers, suppliers, employees and the communities we live in), and quality of the environment in which we work. Our products include:

●

BioAstin® Hawaiian Astaxanthin® - a powerful dietary antioxidant shown to support and maintain the body’s natural inflammatory response, to enhance skin, and to support eye, joint and immune health*. It has expanding applications as a human dietary supplement and dietary ingredient; and

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

Results of Operations

The following tables present selected consolidated financial data for each of the periods indicated ($ in thousands):

	Three Months Ended
	June 30,
	2022	2021
Net sales	$6,716	$8,964
Net sales decrease	25.1%
Gross profit	$2,318	$3,672
Gross profit as % of net sales	34.5%	41.0%
Operating expenses	$2,743	$3,053
Operating expenses as % of net sales	40.8%	34.1%
Operating (loss) income	$(425)	$619
Operating (loss) income as % of net sales	(6.3)%	6.9%
Income tax expense	$3	$4
Net (loss) income	$(472)	$520

Comparison of the Three Months Ended June 30, 2022 and 2021

Net Sales (in thousands)
	Three Months Ended
	June 30,		$	%
	2022	2021	Change	Change
Packaged sales
Astaxanthin	$3,524	$4,040	$(516)	(12.8)%
Spirulina	1,511	2,742	(1,231)	(44.9)%
Total Packaged sales	$5,035	$6,782	$(1,747)	(25.6)%

Bulk sales
Astaxanthin	$494	$405	$89	22.0%
Spirulina	1,093	1,583	(490)	(31.0)%
Total Bulk sales	$1,587	$1,988	$(401)	(20.2)%

Contract extraction revenue	$94	$194	$(100)	(51.5)%

Total sales
Astaxanthin	$4,018	$4,445	$(427)	(9.6)%
Spirulina	2,604	4,325	(1,721)	(39.8)%
Contract extraction revenue	94	194	(100)	(51.5)%
Total sales	$6,716	$8,964	$(2,248)	(25.1)%

Net Sales The net sales decrease of 25.1% for the current quarter compared to the same period last year was primarily driven by a decrease in spirulina and astaxanthin packaged sales, spirulina bulk sales and contract extraction sales. The decrease in both spirulina and astaxanthin packaged sales in the current quarter was primarily due to decreased sales due to timing of shipments to a significant customer as we transitioned to their selling platform in the prior year, offset by strong sales to key existing customers. Sales of bulk products were lower due to lower demand by our top customer for the quarter coupled with timing of orders from other customers.

Gross Profit Gross profit as a percent of net sales decreased by 6.5 percentage points compared to the same period last year, which was the result of higher costs per kilogram of astaxanthin in the current quarter as well as customer mix.

Operating Expenses Operating expenses decreased by $0.3 million, or 10.2%, for the current year first quarter compared to the prior year same quarter, primarily due to marketing mix.

Income Taxes We recorded a state income tax expense of $3,000 for the first quarter of this fiscal year compared to an income tax expense of $4,000 for the same period last year. We continue to carry a full valuation allowance on our net deferred tax assets.

Liquidity and Capital Resources

As of June 30, 2022, we had cash of $0.7 million and working capital of $11.0 million compared to $2.6 million and $11.4 million, respectively, at March 31, 2022. We have a Credit Agreement with the Bank that allows us to borrow up to $2.0 million on a revolving basis. At June 30, 2022 and March 31, 2022, we had no outstanding borrowings on the line of credit. The line of credit is subject to renewal on August 30, 2022, and we intend to renew or replace it with another line of credit on or before the expiration date. We also have a $0.5 million of borrowing capacity under the Revolver with Skywords Family Foundation. At June 30, 2022 and March 31, 2022, we had no outstanding borrowings on the Revolver. The Revolver expires on April 12, 2024.

As of June 30, 2022, we had $3.8 million in Term Loans payable to the Bank that require the payment of principal and interest monthly through August 2032. Pursuant to the Term Loans and the Credit Agreement, we are subject to annual financial covenants, customary affirmative and negative covenants and certain subjective acceleration clauses. As of March 31, 2022, we were in compliance with all required annual financial covenants under the Term Loans and the Credit Agreement.

In April 2019, we obtained a loan in the amount of $1.5 million from a related party. The proceeds were used to pay down accounts payable and for general operating capital purposes. On April 12, 2021, we amended this loan (see Notes 5 and 12 in the Notes to Condensed Consolidated Financial Statements).

Funds generated by operating activities and available cash are expected to continue to be our most significant sources of liquidity for working capital requirements, debt service and funding of maintenance levels of capital expenditures. We have developed our operating plan to produce the cash flows necessary to grow our business and meet all financing requirements.  Although we have a history of either being in compliance with debt covenants or obtaining the necessary waivers, execution of our operating plan is dependent on many factors, some of which are not within the control of the Company.  Consequently, future results may vary significantly from expected results.

Cash Flows The following table summarizes our cash flows for the periods indicated ($ in thousands):

	Three Months Ended June 30,
	2022	2021
Total cash provided by (used in):
Operating activities	$(1,299)	$(1,858)
Investing activities	(376)	(171)
Financing activities	(177)	(677)

(Decrease) increase in cash	$(1,852)	$(2,706)

Cash used in operating activities for the three months ended June 30, 2022 was the result of a net loss of $0.5 million, an increase of $1.2 million in inventories, offset by non-cash charges of $0.5 million.

Cash used in investing activities for the three months ended June 30, 2022 primarily includes costs for acquiring equipment and leasehold improvements at our Kona facility.

Cash used in financing activities for the three months ended June 30, 2022 consists primarily of debt service payments of $0.2 million.

Sources and Uses of Capital

As of June 30, 2022, our working capital was $11.0 million, a decrease of $0.4 million compared to March 31, 2022. There was an increase in inventories in the first quarter of fiscal 2023, due to lower bulk sales and as we commence cultivation of astaxanthin. Cultivation improvements that we have made allow us to produce all of the required demand for astaxanthin during the most favorable growing season.

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

Our future results of operations and the other forward-looking statements contained in this Outlook, in particular the statements regarding revenues, gross margin and capital spending, involve a number of risks and uncertainties. In addition to the factors discussed above, any of the following could cause actual results to differ materially: business conditions and growth in the natural products industry and in the general economy; changes in customer order patterns; changes in demand for natural products in general; changes in weather conditions; changes in health and growing conditions of our astaxanthin and spirulina products; competitive factors, such as increased production capacity from competing spirulina and astaxanthin producers and the resulting impact, if any, on world market prices for these products; government actions and increased regulations both domestic and foreign; shortage of manufacturing capacity; and other factors beyond our control. Risk factors are discussed in detail in Part II, Item 1A of this quarterly report and in Part I, Item 1A of our Form 10-K report for the year ended March 31, 2022.

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

Off-Balance Sheet Arrangements

As of June 30, 2022, we had no off-balance sheet arrangements or obligations.

Impact of Inflation

Inflationary factors such as increases in the costs of materials and labor directly affect our operations. While we have experienced some cost inflation on our inputs, it has not had a material effect on our financial results for the current quarter. Most of our leases provide for cost-of-living adjustments and require us to pay for insurance and maintenance expenses, all of which are subject to inflation. Additionally, our future lease cost for new facilities may include potentially escalating costs of real estate and construction. There is no assurance that we will be able to pass on increased costs to our customers.

Depreciation expense is based on the historical cost of fixed assets and is therefore potentially less than it would be if it were based on current replacement cost. While property and equipment acquired in prior years will ultimately have to be replaced at higher prices, it is expected that replacement will be a gradual process over many years.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the fiscal year ended March 31, 2022 filed with the SEC on June 22, 2022. In the three months ended June 30, 2022, there were no changes to the application of critical accounting policies previously disclosed in our most recent Annual Report on Form 10-K.

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management evaluated the effectiveness of our internal control over financial reporting as of June 30, 2022. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control - Integrated Framework” (2013 Framework). Based on our assessment, using those criteria, management concluded that our internal control over financial reporting was effective as of June 30, 2022.

Changes to Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2022 that has materially affected, or was reasonably likely to materially affect, our internal control over financial reporting.

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

This Form 10-Q should be read in conjunction with Item 9A “Controls and Procedures” of the Company’s Form 10-K for the fiscal year ended March 31, 2022, filed June 22, 2022.

PART II.     OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, the Company may be involved in litigation and investigations relating to claims and matters arising out of its operations in the normal course of business. There were no significant legal matters outstanding at June 30, 2022.

Item 1A.	Risk Factors

For a discussion of the risk factors relating to our business, please refer to Part I, Item 1A of our Form 10-K for the year ended March 31, 2022, which is incorporated by reference herein.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

10.1

Executive Employment Agreement, dated as of June 16, 2022, by and between Mathhew K. Custer and Cyanotech Corporation (Incorporated by reference as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 22, 2022

31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of August 10, 2022

31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of August 10, 2022

32*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed as of August 10, 2022

99.1*	Press Release dated August 10, 2022

101

The following financial statements from Cyanotech Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)

*Included herewith. Other exhibits were filed as shown above.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYANOTECH CORPORATION
(Registrant)

August 10, 2022	By:	/s/ Matthew K. Custer
(Date)		Matthew K. Custer
President and Chief Executive Officer

August 10, 2022	By:	/s/ Felicia Ladin
(Date)		Felicia Ladin
Chief Financial Officer, Vice President — Finance & Administration, and Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1

Executive Employment Agreement, dated as of June 16, 2022, by and between Mathhew K. Custer and Cyanotech Corporation (Incorporated by reference as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 22, 2022

31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of August 10, 2022

31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of August 10, 2022

32*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed as of August 10, 2022

99.1*	Press Release dated August 10, 2022

101

The following financial statements from Cyanotech Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements

104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)

*Included herewith. Other exhibits were filed as shown above.