Form 10-Q
period 2022-09-30
CYANOTECH CORP
filed 2022-11-09
CIK 768408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended September 30, 2022

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

As of November 4, 2022, the number of shares outstanding of the registrant’s common stock was 6,271,971.

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

CYANOTECH CORPORATION

FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

CYANOTECH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	September 30, 2022	March 31, 2022
ASSETS
Current assets:
Cash	$379	$2,589
Accounts receivable, net of allowance for doubtful accounts of $67 as of September 30, 2022 and March 31, 2022	2,118	3,664
Inventories	12,088	9,466
Prepaid expenses and other current assets	356	545
Total current assets	14,941	16,264

Equipment and leasehold improvements, net	11,747	11,885
Operating lease right-of-use assets, net	3,573	3,787
Other assets	92	109
Total assets	$30,353	$32,045

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,544	$2,362
Accrued expenses	1,078	1,412
Customer deposits	92	164
Operating lease obligations, current portion	294	393
Line of credit	1,300	—
Current maturities of long-term debt	277	490
Total current liabilities	4,585	4,821

Long-term debt, less current maturities	4,212	4,336
Long-term operating lease obligations	3,265	3,386
Other long-term liabilities	5	15
Total liabilities	12,067	12,558

Commitments and contingencies

Stockholders’ equity:
Preferred stock of $0.01 par value, authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock of $0.02 par value, authorized 50,000,000 shares; issued and outstanding 6,271,971 shares at September 30, 2022 and 6,202,223 shares at March 31, 2022	125	124
Additional paid-in capital	33,767	33,557
Accumulated deficit	(15,606)	(14,194)
Total stockholders’ equity	18,286	19,487
Total liabilities and stockholders’ equity	$30,353	$32,045

See accompanying notes to condensed consolidated financial statements

CYANOTECH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021

Net sales	$5,179	$9,419	$11,895	$18,383
Cost of sales	3,389	5,657	7,787	10,949
Gross profit	1,790	3,762	4,108	7,434

Operating expenses:
General and administrative	1,279	1,422	2,608	2,768
Sales and marketing	1,142	1,131	2,310	2,681
Research and development	206	127	452	284
Total operating expenses	2,627	2,680	5,370	5,733

(Loss) income from operations	(837)	1,082	(1,262)	1,701

Interest expense, net	(103)	(101)	(147)	(196)

(Loss) income before income taxes	(940)	981	(1,409)	1,505

Income tax expense	—	11	3	14

Net (loss) income	$(940)	$970	$(1,412)	$1,491

Net (loss) income per share:
Basic	$(0.15)	$0.16	$(0.23)	$0.24
Diluted	$(0.15)	$0.16	$(0.23)	$0.24

Shares used in calculation of net (loss) income per share:
Basic	6,228	6,130	6,216	6,124
Diluted	6,228	6,139	6,216	6,136

See accompanying notes to condensed consolidated financial statements

CYANOTECH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

Three months ended September 30, 2022 and 2021

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	(in thousands, except per share data)
Balances at June 30, 2022	6,203,643	$124	$33,576	$(14,666)	$19,034
Issuances of common stock for Director Stock Grants	64,489	1	157	—	158
Issuances of vested shares of restricted stock	6,035	—	(7)	—	(7)
Shares withheld for tax payments	(2,196)	—	—	—	—
Share-based compensation expense	—	—	41	—	41
Net loss	—	—	—	(940)	(940)
Balances at September 30, 2022	6,271,971	$125	$33,767	$(15,606)	$18,286

Balances at June 30, 2021	6,117,719	$122	$33,285	$(15,827)	$17,580
Issuances of vested shares of restricted stock	32,210	1	(37)	—	(36)
Shares withheld for tax payments	(11,201)	—	—	—	—
Share-based compensation expense	—	—	99	—	99
Net income	—	—	—	970	970
Balances at September 30, 2021	6,138,728	$123	$33,347	$(14,857)	$18,613

Six months ended September 30, 2022 and 2021

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	(in thousands, except per share data)
Balances at March 31, 2022	6,202,223	$124	$33,557	$(14,194)	$19,487
Issuance of common stock for Director Stock Grants	64,489	1	157	—	158
Issuance of vested shares of restricted stock	8,312	—	(10)	—	(10)
Shares withheld for tax payments	(3,053)	—	—	—	—
Share-based compensation expense	—	—	63	—	63
Net loss	—	—	—	(1,412)	(1,412)
Balances at September 30, 2022	6,271,971	$125	$33,767	$(15,606)	$18,286

Balances at March 31, 2021	6,116,073	$122	$33,267	$(16,348)	$17,041
Issuance of vested shares of restricted stock	34,751	1	(40)	—	(39)
Shares withheld for tax payments	(12,096)	—	—	—	—
Share-based compensation expense	—	—	120	—	120
Net income	—	—	—	1,491	1,491
Balances at September 30, 2021	6,138,728	$123	$33,347	$(14,857)	$18,613

See accompanying notes to condensed consolidated financial statements

CYANOTECH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,412)	$1,491
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	834	798
Amortization of debt issue costs and other assets	23	32
Amortization of operating leases right-of-use assets	214	144
Share-based compensation expense	221	120
Provision for doubtful accounts	—	85
Net (increase) decrease in assets:
Accounts receivable	1,546	(726)
Inventories	(2,622)	(897)
Prepaid expenses and other assets	197	134
Net increase (decrease) in liabilities:
Accounts payable	(826)	(992)
Accrued expenses	(334)	406
Customer deposits	(72)	(14)
Operating lease obligations	(220)	(147)
Deferred rent and other liabilities	(9)	(8)
Net cash (used in) provided by operating activities	(2,460)	426
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in equipment and leasehold improvements	(690)	(521)
Net cash used in investing activities	(690)	(521)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net draws (payments) on line of credit	1,300	(650)
Net payments on debt – related party	—	(500)
Principal payments on long-term debt	(350)	(349)
Taxes paid related to net share settlement of restricted stock units	(10)	(39)
Net cash provided by (used in) financing activities	940	(1,538)
Net decrease in cash	(2,210)	(1,633)
Cash at beginning of period	2,589	3,767
Cash at end of period	$379	$2,134

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$149	$180
Income taxes	$28	$2

See accompanying notes to condensed consolidated financial statements

CYANOTECH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

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

Liquidity and Capital Resources

As of September 30, 2022, the Company had cash of $379,000 and working capital of $10,356,000 compared to $2,589,000 and $11,443,000, respectively, as of March 31, 2022. The Company has a Revolving Credit Agreement (“Credit Agreement”) with First Foundation Bank (“Bank”) that allows the Company to borrow up to $2,000,000 on a revolving basis. At September 30, 2022 and March 31, 2022, the Company had $1,300,000 and $0, respectively, outstanding borrowings on the line of credit.  The line of credit is subject to renewal on August 30, 2023 and the Company intends to renew or replace it with another line of credit on or before the expiration date. The Company also has a loan facility with a related party that allows the Company to borrow up to $500,000 on a revolving basis (the “Revolver”). At September 30, 2022 and March 31, 2022, the Company had no outstanding borrowings on the Revolver. The Revolver expires on April 12, 2024.

As of September 30, 2022, the Company had $3,588,000 in long-term debt (“Term Loans”) payable to the Bank that require the payment of principal and interest monthly through August 2032. Pursuant to the Term Loans and the Credit Agreement, the Company is subject to annual financial covenants, customary affirmative and negative covenants and certain subjective acceleration clauses. As of March 31, 2022, the Company was in compliance with all required annual financial covenants under the Term Loans and the Credit Agreement.

In April 2019, the Company obtained a loan in the amount of $1,500,000 from a related party. The proceeds were used to pay down accounts payable and for general operating capital purposes. On April 12, 2021, the Company amended this loan (see Notes 5 and 12). As of both September 30, 2022 and March 31, 2022, the Company had $1,000,000 outstanding on the related party note.

In the second quarter of fiscal 2023, the impacts from the macroeconomic environment have led to lower sales across all of the Company's portfolio and cash flows from operating activities.  During this period, the Company drew $1,300,000 on its line of credit.  To address the resulting cash flow challenges beginning in the third quarter of fiscal 2023, the Company has implemented some cost savings initiatives, including stopping or slowing production of inventory in alignment with current customer demand, reducing headcount and compensation, primarily through attrition and furloughs, respectively, and eliminating certain discretionary selling, general and administrative expenses.

Funds generated by operating activities and available cash are expected to continue to be the Company’s most significant sources of liquidity for working capital requirements, debt service and funding of maintenance levels of capital expenditures.  The Company has developed its operating plan to produce the cash flows necessary to meet all financing requirements.  Although the Company has a history of either being in compliance with debt covenants or obtaining the necessary waivers, execution of its operating plan is dependent on many factors, some of which are not within the control of the Company.  Consequently, future results may vary significantly from expected results.

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

Concentration Risk

A significant portion of revenue and accounts receivable are derived from a few major customers. For the three months ended September 30, 2022, one customer individually accounted for 48% of the Company’s total net sales, and for the three months ended September 30, 2021, two customers individually accounted for 28% and 21% of the Company’s total net sales. For the six months ended September 30, 2022, two customers individually accounted for 35% and 10% of the Company’s total net sales, and for the six months ended September 30, 2021, two customers individually accounted for 21% and 16% of the Company’s total net sales. Two customers accounted for 76% and 63% of the Company’s accounts receivable balance as of September 30, 2022 and March 31, 2022, respectively.

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

Customer contract liabilities consist of customer deposits received in advance of fulfilling an order and are shown separately on the consolidated balance sheets. During the three months ended September 30, 2022 and 2021, the Company did not recognize any revenue from deposits that were included in contract liabilities as of March 31, 2022 and 2021, respectively. During the six months ended September 30, 2022 and 2021, the Company recognized $91,000 and $49,000, respectively, of revenue from deposits that were included in contract liabilities as of March 31, 2022 and 2021, respectively. The Company’s contracts have a duration of one year or less and therefore, the Company has elected the practical expedient of not disclosing revenues allocated to partially unsatisfied performance obligations.

Disaggregation of Revenue

The following table represents revenue disaggregated by major product line and extraction services for the:

($ in thousands)	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021
Packaged sales
Astaxanthin packaged	$2,854	$4,015
Spirulina packaged	1,061	1,796
Total packaged sales	3,915	5,811

Bulk sales
Astaxanthin bulk	333	509
Spirulina bulk	784	2,985
Total bulk sales	1,117	3,494

Contract extraction revenue	147	114
Total net sales	$5,179	$9,419

($ in thousands)	Six Months Ended September 30, 2022	Six Months Ended September 30, 2021
Packaged sales
Astaxanthin packaged	$6,379	$8,054
Spirulina packaged	2,572	4,538
Total packaged sales	8,951	12,592

Bulk sales
Astaxanthin bulk	827	914
Spirulina bulk	1,877	4,569
Total bulk sales	2,704	5,483

Contract extraction revenue	240	308
Total net sales	$11,895	$18,383

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

Inventories are stated at the lower of cost or net realizable value. Cost is determined by the first-in, first-out method. Inventories consist of the following as of:

	September 30, 2022	March 31, 2022
	(in thousands)
Raw materials	$1,843	$1,490
Work in process	4,461	2,868
Finished goods	5,349	4,595
Supplies	435	513
Inventories	$12,088	$9,466

The Company recognizes abnormal production costs, including fixed cost variances from normal production capacity, fixed production overhead costs, idle facilities, freight handling costs and spoilage, as an expense in the period incurred, without adjusting overhead absorption rates. Normal production capacity is defined as the production expected to be achieved over a number of periods or seasons under normal circumstances, taking into account the loss of capacity resulting from planned maintenance. The Company had no abnormal productions costs for the three months ended September 30, 2022 or 2021.

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

Other non-inventoriable fixed costs of $34,000 and $32,000 were expensed to cost of sales for the three months ended September 30, 2022 and 2021, respectively. Other non-inventoriable fixed costs of $69,000 and $36,000 were expensed to cost of sales for the six months ended September 30, 2022 and 2021, respectively.

4.	EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements consist of the following as of:

	September 30, 2022	March 31, 2022
	(in thousands)
Equipment	$20,493	$20,231
Leasehold improvements	14,786	14,751
Furniture and fixtures	401	394
	35,680	35,376
Less accumulated depreciation and amortization	(25,164)	(24,339)
Construction-in-progress	1,231	848
Equipment and leasehold improvements, net	$11,747	$11,885

Management has determined that no asset impairment existed as of September 30, 2022. Depreciation and amortization expense were approximately $417,000 and $398,000 for the three months ended September 30, 2022 and 2021, respectively. Depreciation and amortization expense were approximately $834,000 and $798,000 for the six months ended September 30, 2022 and 2021, respectively.

5.	LINE OF CREDIT AND LONG-TERM DEBT

Total debt consists of the following as of:

	September 30, 2022	March 31, 2022
	(in thousands)
Line of credit	$1,300	$—
Long-term debt	3,588	3,938
Debt - related party	1,000	1,000
Less current maturities	(1,577)	(490)
Long-term debt, excluding current maturities	4,311	4,448
Less unamortized debt issuance costs	(99)	(112)
Total long-term debt, net of current maturities and unamortized debt issuance costs	$4,212	$4,336

Line of Credit and Term Loans

On August 30, 2016, the Credit Agreement, which the Company entered into with the Bank on June 3, 2016, became effective after the Company and the Bank received the necessary approvals from the State of Hawaii to secure the lien on the Company’s leasehold property in Kona, Hawaii. The Credit Agreement allows the Company to borrow up to $2,000,000 on a revolving basis. Borrowings under the Credit Agreement bear interest at the Wall Street Journal prime rate (4.75% at September 30, 2022 and 3.25% at March 31, 2022) plus 2%, floating, provided that at no time shall the annual interest rate be less than 5.25%.

At September 30, 2022 and March 31, 2022, the outstanding balance under the Credit Agreement was $1,300,000 and $0, respectively, and at September 30, 2022 was included in current liabilities on the Condensed Consolidated Balance Sheets. The line of credit, which is subject to annual renewal, was renewed on August 30, 2022 and will be subject to renewal upon expiration on August 30, 2023.

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

The provisions of the 2015 Loan require the payment of principal and interest until its maturity on September 1, 2022, the obligation fully amortizes over seven (7) years. Interest on the 2015 Loan accrues on the outstanding principal balance at an annual variable rate equal to the published Wall Street Journal prime rate (4.75% and 3.25% at September 30, 2022 and March 31, 2022, respectively) plus 2.0% and is adjustable on the first day of each calendar quarter and fixed for that quarter, provided that at no time shall the annual interest rate be less than 6.0%. The 2015 Loan was paid off in September 2022 and the balance under the 2015 Loan was $218,000 at March 31, 2022, and was included in long-term debt in the debt table above.

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

The provisions of the 2012 Loan required the payment of interest only for the first 12 months of the term; thereafter, and until its maturity on August 14, 2032, the obligation fully amortizes over nineteen (19) years. Interest on the 2012 Loan accrues on the outstanding principal balance at an annual variable rate equal to the published Wall Street Journal prime rate (4.75% and 3.25% at September 30, 2022 and March 31, 2022, respectively) plus 1.0% and is adjustable on the first day of each calendar quarter and fixed for that quarter, provided that at no time shall the annual interest rate be less than 5.5%. The balance under the 2012 Loan was $3,588,000 and $3,720,000 at September 30, 2022 and March 31, 2022, respectively, and was included in long-term debt in the debt table above.

The 2015 Loan includes a one-time origination and guaranty fee totaling $113,900 and an annual renewal fee payable in the amount of 0.5% of the USDA guaranteed portion of the outstanding principal balance as of December 31 of each year, beginning December 31, 2015. The USDA has guaranteed 80% of all amounts owing under the 2015 Loan. The 2012 Loan included a one-time origination and guaranty fees totaling $214,500 and an annual renewal fee payable in the amount of 0.25% of the USDA guaranteed portion of the outstanding principal balance as of December 31 of each year, beginning December 31, 2012. The USDA has guaranteed 80% of all amounts owing under the 2012 Loan. The balance in unamortized debt issuance costs was $99,000 and $112,000 at September 30, 2022 and March 31, 2022, respectively.

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

Debt – Related Party

In April 2019, the Company obtained a loan in the amount of $1,500,000 and the interest was payable quarterly.  The loan was originally due in April 2021. In April 2021, the Company amended the loan, which extended the expiration to April 2024, converted $500,000 into revolving loans, adjusted the interest rate to reflect a floor of 5%, and granted a security interest in substantially all of the Company’s personal property assets, subject to limited exceptions. Concurrently, with the amendment and conversion of the original loan, the Company repaid in cash the principal amount of $500,000 plus accrued interest to date of $1,900 (see Note 12).  At September 30, 2022 and March 31, 2022, the balance under this loan was $1,000,000 and was included in long-term debt, in the debt table above. Interest accrues on the outstanding principal balance at an annual variable rate equal to the published Wall Street Journal prime rate (4.75% and 3.25% at September 30, 2022 and March 31, 2022, respectively) plus 1.0% and is adjustable on the first day of each calendar quarter and fixed for that quarter, provided that at no time shall the annual interest rate be less than 5.0%.

Future principal payments under the loans and finance lease obligations at September 30, 2022 are as follows:

Payments Due	(in thousands)
Remainder of 2023	$277
2024	293
2025	1,310
2026	328
2027	348
Thereafter	2,032
Total principal payments	$4,588

6.	OPERATING LEASES

The Company leases facilities, equipment and land under non-cancelable operating leases expiring through 2037. One of its facility leases contains price escalations and a renewal option for five years. Right-of-use assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Right-of-use assets and liabilities were recognized at April 1, 2019 based on the present value of lease payments over the lease term, using the Bank’s incremental borrowing rate based on the information available at recognition, and the Company has elected to exclude non-lease components. The Company also leases two 84-month solar leases, which are included in the right-of-use assets and liabilities. At September 30, 2022, the weighted average remaining lease terms was 12.1 years, the weighted average discount rate was 7.2%, and for the six months ended September 30, 2022 and 2021, the operating lease costs were $344,000 and $296,000, respectively.

Supplemental balance sheet information related to leases consist of the following as of:

Operating leases	Balance Sheet Classification	September 30, 2022	March 31, 2022
		(in thousands)
Right-of-use assets	Operating lease right-of-use assets	$4,720	$4,720
Accumulated lease amortization	Operating lease right-of-use assets	(1,147)	(933)

Total right-of-use assets		$3,573	$3,787

Current lease liabilities	Operating lease obligations	$294	$393
Non-current lease liabilities	Long-term operating lease obligations	3,265	3,386

Total lease liabilities		$3,559	$3,779

Maturities of lease liabilities at September 30, 2022 are as follows:

Payments	(in thousands)
Remainder of 2023	$268
2024	480
2025	465
2026	439
2027	437
Thereafter	3,246
Total undiscounted lease payments	5,335
Less: present value discount	(1,776)
Total lease liability balance	$3,559

7.	ACCRUED EXPENSES

Accrued expenses consist of the following as of:

	September 30, 2022	March 31, 2022
	(in thousands)
Bonus and profit sharing	$232	$488
Wages	225	211
Vacation	414	392
Rent, interest and legal	58	108
Other accrued expenses	149	213
Total accrued expenses	$1,078	$1,412

8.	COMMITMENTS AND CONTINGENCIES

From time to time, the Company may be involved in litigation and investigations relating to claims and matters arising out of its operations in the normal course of business. There were no significant legal matters outstanding at September 30, 2022.

9.	SHARE-BASED COMPENSATION

The Company has share-based compensation plans, which are more fully described in Note 10, Share-Based Compensation, to the Consolidated Financial Statements included in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2022 as filed with the SEC on June 22, 2022.

As of September 30, 2022, the Company had two equity-based compensation plans: the 2016 Equity Incentive Plan (the “2016 Plan”) and the 2014 Independent Director Stock Option and Restricted Stock Grant Plan (the “2014 Directors Plan”). The Company has also issued stock options, which remain outstanding as of September 30, 2022, under an equity-based compensation plan which has expired according to its terms: the 2004 Independent Director Stock Option and Stock Grant Plan (the “2004 Directors Plan”). The plan allowed the Company to award stock options and shares of restricted common stock to eligible employees, certain outside consultants and independent directors. No additional awards will be issued under the 2004 Directors Plan.

The following table presents shares authorized, available for future grant and outstanding under each of the Company’s plans:

	As of September 30, 2022
	Authorized	Available	Outstanding

2016 Plan	1,300,000	879,875	306,896
2014 Directors Plan	650,000	223,206	12,000
2004 Directors Plan	—	—	6,000
Total	1,950,000	1,103,081	324,896

Stock Options

All stock option grants made under the equity-based compensation plans were issued at exercise prices no less than the Company’s closing stock price on the date of grant. Options under the 2016 Plan and 2014 Directors Plan were determined by the Board of Directors or the Compensation Committee of the Board of Directors in accordance with the provisions of the respective plans.  The terms of each option grant include vesting, exercise, and other conditions set forth in a Stock Option Agreement evidencing each grant. No option can have a life in excess of ten (10) years. The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model. The model requires various assumptions, including a risk-free interest rate, the expected term of the options, the expected stock price volatility over the expected term of the options, and the expected dividend yield. Compensation expense for employee stock options is recognized ratably over the vesting term. Compensation expense recognized for options issued under all Plans was $24,000 and $17,000 for the three months ended September 30, 2022 and 2021, respectively. Compensation expense recognized for options issued under all Plans was $41,000 and $30,000 for the six months ended September 30, 2022 and 2021, respectively.

A summary of option activity under the Company’s stock plans for the six months ended September 30, 2022 is presented below:

Option Activity	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at March 31, 2022	252,500	$3.34	6.5	$159,650
Granted	50,000	$3.43
Expired	(49,500)	$5.80
Outstanding at September 30, 2022	253,000	$2.88	8.0	$250
Exercisable at September 30, 2022	111,333	$2.90	7.1	$250

The aggregate intrinsic value in the table above is before applicable income taxes and represents the excess amount over the exercise price optionees would have received if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price of $2.16 and $3.37 at September 30, 2022 and March 31, 2022, respectively.

A summary of the Company’s non-vested options for the six months ended September 30, 2022 is presented below:

Nonvested Options	Shares	Weighted Average Grant-Date Fair Value
Nonvested at March 31, 2022	141,667	$1.33
Granted	50,000	1.94
Vested	(50,000)	1.33
Nonvested at September 30, 2022	141,667	$1.55

The weighted average grant-date fair value of stock options granted during the six months ended September 30, 2022 was $97,000. As of September 30, 2022, total unrecognized stock-based compensation expense related to all unvested stock options was $166,000, which is expected to be expensed over a weighted average period of 2.0 years.

Restricted Stock

Grants of fully vested restricted stock issued to Non-Employee Directors during the six months ended September 30, 2022 and 2021 were 64,489 and 0, respectively. Compensation expense recognized for fully vested restricted stock grants under the 2014 Directors Plan was $158,000 and $0 for both the three and six months ended September 30, 2022 and 2021, respectively.

Restricted Stock Units (“RSUs”)

RSUs are service-based awards granted to eligible employees under the 2016 Plan. Compensation expense recognized for RSUs issued under the 2016 Plan was $17,000 and $82,000 for the three months ended September 30, 2022 and 2021, respectively. Compensation expense recognized for RSUs issued under the 2016 Plan was $22,000 and $90,000 for the six months ended September 30, 2022 and 2021, respectively.

The following table summarizes information related to awarded RSUs for the six months ended September 30, 2022:

Nonvested Restricted Stock Units	Shares	Weighted Average Grant Price
Nonvested restricted stock units at March 31, 2022	14,465	$2.22
Granted	66,423	3.13
Vested	(8,312)	2.35
Forfeited	(680)	2.82
Nonvested restricted stock units at September 30, 2022	71,896	$3.04

As of September 30, 2022, total unrecognized stock-based compensation expense related to unvested restricted stock units was $153,000, which is expected to be expensed over a weighted average period of 2.7 years.

10.	INCOME TAXES

The Company utilizes its estimated annual effective tax rate to determine its provision or benefit for income taxes for interim periods. The income tax provision or benefit is computed by multiplying the estimated annual effective tax rate by the year-to-date pre-tax book income (loss). The Company recorded an income tax expense of $0 and $11,000 for the three months ended September 30, 2022 and 2021, respectively. The Company’s effective tax rate was 0% and 1.1% for the three months ended September 30, 2022 and 2021, respectively. The Company recorded an income tax expense of $3,000 and $14,000 for the six months ended September 30, 2022 and 2021, respectively. The Company’s effective tax rate was 0% and 1.0% for the six months ended September 30, 2022 and 2021, respectively. The effective tax rates for all periods differ from the statutory rate of 21% as a result of state taxes (net of federal benefit) and the net change in valuation allowance against the net deferred tax asset the Company believes is not more likely than not to be realized.  The Company continues to carry a full valuation allowance on its net deferred tax assets.

The Company is subject to taxation in the United States and eight state jurisdictions. The preparation of tax returns requires management to interpret the applicable tax laws and regulations in effect in such jurisdictions, which could affect the amount of tax paid by the Company. Management, in consultation with its tax advisors, files its tax returns based on interpretations that are believed to be reasonable under the circumstances. The income tax returns, however, are subject to routine reviews by the various taxing authorities.  As part of these reviews, a taxing authority may disagree with respect to the tax positions taken by management (“uncertain tax positions”) and therefore may require the Company to pay additional taxes. Management evaluates the requirement for additional tax accruals, including interest and penalties, which the Company could incur as a result of the ultimate resolution of its uncertain tax positions. Management reviews and updates the accrual for uncertain tax positions as more definitive information becomes available from taxing authorities, completion of tax audits, expiration of statute of limitations, or upon occurrence of other events.

As of September 30, 2022 and 2021, there was no liability for income tax associated with unrecognized tax benefits. The Company recognizes accrued interest related to unrecognized tax benefits as well as any related penalties in interest income or expense in its Consolidated Condensed Statements of Operations, which is consistent with the recognition of these items in prior reporting periods.

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

Reconciliations between the numerator and the denominator of the basic and diluted (loss) income per share computations for the three and six months ended September 30, 2022 and 2021 are as follows:

	Three Months Ended September 30, 2022
	Net Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands)
Basic and diluted loss per share	$(940)	6,228	$(0.15)

	Three Months Ended September 30, 2021
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands)
Basic income per share	$970	6,130	$0.16
Effective dilutive securities – common stock options and restricted stock units	—	9	—
Diluted income per share	$970	6,139	$0.16

	Six Months Ended September 30, 2022
	Net Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands)
Basic and diluted loss per share	$(1,412)	6,216	$(0.23)

	Six Months Ended September 30, 2021
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands)
Basic income per share	$1,491	6,124	$0.24
Effective dilutive securities – common stock options and restricted stock units	—	12	—
Diluted income per share	$1,491	6,136	$0.24

Basic and diluted per share amounts are the same in periods of a net loss because common share equivalents are anti-dilutive when a net loss is recorded. Diluted earnings per share does not include the impact of common stock options and restricted stock units totaling 5,000 for the three months ended September 30, 2022, and 7,000 for the six months ended September 30, 2022, as the effect of their inclusion would be anti-dilutive. Restricted stock units become dilutive within the period granted and remain dilutive until the units vest and are then included in the calculation of basic earnings per share. The denominator for effective dilutive shares for the prior year have been restated to conform to current year presentation, to included unvested restricted stock units that have a dilutive effect.

12.	RELATED PARTY TRANSACTIONS

In April 2019, the Company obtained an unsecured subordinated loan from Skywords Family Foundation, Inc. (“Skywords”) in the principal amount of $1,500,000 pursuant to a Promissory Note (the "Skywords Note”) executed by the Company in favor of Skywords. Skywords is controlled by the Company’s Chairman of the Board of Directors and largest stockholder. The Skywords Note bore interest at a rate of 1% plus the prime rate (as published by the Wall Street Journal), which was recalculated and payable on a quarterly basis. The principal amount and any accrued and unpaid interest were due and payable on April 12, 2021. The proceeds of the Skywords Note were used to pay down accounts payable and for general operating capital purposes.

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

At both September 30, 2022 and March 31, 2022, the Skywords Note principal balance was $1,000,000, and was included in long-term debt on the Condensed Consolidated Balance Sheets. At September 30, 2022 and March 31, 2022, the interest rates were 5.75% and 5.0%, respectively.

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

Results of Operations

The following tables present selected consolidated financial data for each of the periods indicated ($ in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net sales	$5,179	$9,419	$11,895	$18,383
Net sales (decrease) increase	(45.0)%		(35.3)%
Gross profit	$1,790	$3,762	$4,108	$7,434
Gross profit as % of net sales	34.6%	39.9%	34.5%	40.4%
Operating expenses	$2,627	$2,680	$5,370	$5,733
Operating expenses as % of net sales	50.7%	28.5%	45.1%	31.2%
Operating(loss) income	$(837)	$1,082	$(1,262)	$1,701
Operating (loss) income as % of net sales	(16.2)%	11.5%	(10.6)%	9.3%
Income tax expense	$—	$11	$3	$14
Net (loss) income	$(940)	$970	$(1,412)	$1,491

Comparison of the Three Months Ended September 30, 2022 and 2021

Net Sales (in thousands)
	Three Months Ended
	September 30,		$	%
	2022	2021	Change	Change
Packaged sales
Astaxanthin	$2,854	$4,015	$(1,161)	(28.9)%
Spirulina	1,061	1,796	(735)	(40.9)%
Total Packaged sales	$3,915	$5,811	$(1,896)	(32.6)%

Bulk sales
Astaxanthin	$333	$509	$(176)	(34.6)%
Spirulina	784	2,985	(2,201)	(73.7)%
Total Bulk sales	$1,117	$3,494	$(2,377)	(68.0)%

Contract extraction revenue	$147	$114	$33	28.9%

Total sales
Astaxanthin	$3,187	$4,524	$(1,337)	(29.6)%
Spirulina	1,845	4,781	(2,936)	(61.4)%
Contract extraction revenue	147	114	33	28.9%
Total sales	$5,179	$9,419	$(4,240)	(45.0)%

Net Sales The net sales decrease of 45.0% for the current quarter compared to the same period last year was primarily driven by a decrease in spirulina and astaxanthin packaged sales and spirulina bulk sales. During the period, we experienced overall lower demand resulting from higher inflation and consumers reducing spend in non-discretionary areas. Our international customers have delayed, or reduced orders based on the appreciation of the U.S. dollar impacting exchange rates. Given the lower demand combined with global supply chain constraints, our bulk customers have higher than normal inventory levels.  For our packaged sales, in addition to the macroeconomics impacts, there was a decrease in sales due to timing of shipments to a significant customer.  As a result, in the current fiscal quarter, consumer movement is not fully reflected in the packaged sales.

Gross Profit Gross profit as a percent of net sales for the second quarter of fiscal 2023 decreased by 5.3 percentage points compared to the same period last year, which was the result of higher costs per kilogram of astaxanthin and spirulina due to the impact of inflation on our underlying costs and a slow start up of astaxanthin production in the current fiscal year related to staffing shortages.

Operating Expenses Operating expenses decreased by $0.1 million, or 2.0%, for the current year second quarter compared to the prior year same quarter, primarily due to lower incentive compensation expense resulting from net operating loss in the current quarter versus operating income in the prior year.

Income Taxes We recorded a state income tax expense of $0 for the second quarter of this fiscal year compared to an income tax expense of $11,000 for the same period last year. We continue to carry a full valuation allowance on our net deferred tax assets.

Comparison of the Six Months Ended September 30, 2022 and 2021

Net Sales (in thousands)
	Six Months Ended
	September 30,		$	%
	2022	2021	Change	Change
Packaged sales
Astaxanthin	$6,379	$8,054	$(1,675)	(20.8)%
Spirulina	2,572	4,538	(1,966)	(43.3)%
Total Packaged sales	$8,951	$12,592	$(3,641)	(28.9)%

Bulk sales
Astaxanthin	$827	$914	$(87)	(9.5)%
Spirulina	1,877	4,569	(2,692)	(58.9)%
Total Bulk sales	$2,704	$5,483	$(2,779)	(50.7)%

Contract extraction revenue	$240	$308	$(68)	(22.1)%

Total sales
Astaxanthin	$7,206	$8,968	$(1,762)	(19.6)%
Spirulina	4,449	9,107	(4,658)	(51.1)%
Contract extraction revenue	240	308	(68)	(22.1)%
Total sales	$11,895	$18,383	$(6,488)	(35.3)%

Net Sales The net sales decrease of 35.3% for the first six month of the fiscal 2023 compared to the same period last year was primarily driven by a decrease in spirulina and astaxanthin packaged sales and spirulina bulk sales. During the current period, we experienced overall lower demand resulting from higher inflation and consumers reducing spend in non-discretionary areas. Our international customers have delayed, or reduced orders based on the appreciation of the U.S. dollar impacting exchange rates. Given the lower demand combined with global supply chain constraints, our bulk customers have higher than normal inventory levels. For our packaged sales, in addition to the macroeconomic impacts, there was a decrease in sales due to the timing of shipments to a significant customer, as we transition to their selling platform in the prior year same period.  As a result, in the current period, consumer movement is not fully reflected in the packaged sales.

Gross Profit Gross profit as a percent of net sales decreased by 5.9 percentage points compared to the same period last year, which was the result of higher costs per kilogram of astaxanthin and spirulina due to the impact of inflation on our underlying costs and customer mix.

Operating Expenses Operating expenses decreased by $0.4 million, or 6.3%, for the first six months of fiscal 2023 compared to the prior year same period, primarily due to lower advertising costs and lower incentive compensation expense resulting from net operating losses in the current year versus operating income in the prior year.

Income Taxes We recorded a state income tax expense of $3,000 for the first six months of fiscal 2023 compared to an income tax expense of $14,000 for the same period last year. We continue to carry a full valuation allowance on our net deferred tax assets.

Liquidity and Capital Resources

As of September 30, 2022, we had cash of $0.4 million and working capital of $10.4 million compared to $2.6 million and $11.4 million, respectively, at March 31, 2022. We have a Credit Agreement with the Bank that allows us to borrow up to $2.0 million on a revolving basis. At September 30, 2022 and March 31, 2022, we had $1.3 million and $0, respectively, outstanding borrowings on the line of credit. The line of credit is subject to renewal on August 30, 2023, and we intend to renew or replace it with another line of credit on or before the expiration date. We also have a loan facility with a related party that allows us to borrow up to $0.5 million on the Revolver. At September 30, 2022 and March 31, 2022, we had no outstanding borrowings on the Revolver. The Revolver expires on April 12, 2024.

As of September 30, 2022, we had $3.6 million in Term Loans payable to the Bank that require the payment of principal and interest monthly through August 2032. Pursuant to the Term Loans and the Credit Agreement, we are subject to annual financial covenants, customary affirmative and negative covenants and certain subjective acceleration clauses. As of March 31, 2022, we were in compliance with all required annual financial covenants under the Term Loans and the Credit Agreement.

In April 2019, we obtained a loan in the amount of $1.5 million from a related party. The proceeds were used to pay down accounts payable and for general operating capital purposes. On April 12, 2021, we amended this loan (see Notes 5 and 12 in the Notes to Condensed Consolidated Financial Statements). As of both September 30, 2022 and March 31, 2022, we had $1.0 million outstanding on the related party note.

In the second quarter of fiscal 2023, the impacts from the macroeconomic environment have led to lower sales across all of our portfolio and cash flows from operating activities.  During this period, we drew $1.3 million on our line of credit.  To address the resulting cash flow challenges beginning in the third quarter of fiscal 2023, we have implemented some cost savings initiatives, including stopping or slowing production of inventory in alignment with current customer demand, reducing headcount and compensation, primarily through attrition and furloughs, respectively, and eliminating certain discretionary selling, general and administrative expenses.

Funds generated by operating activities and available cash are expected to continue to be our most significant sources of liquidity for working capital requirements, debt service and funding of maintenance levels of capital expenditures. We have developed our operating plan to produce the cash flows necessary to meet all financing requirements.  Although we have a history of either being in compliance with debt covenants or obtaining the necessary waivers, execution of our operating plan is dependent on many factors, some of which are not within the control of the Company.  Consequently, future results may vary significantly from expected results.

Cash Flows The following table summarizes our cash flows for the periods indicated ($ in thousands):

	Six Months Ended September 30,
	2022	2021
Total cash provided by (used in):
Operating activities	$(2,460)	$426
Investing activities	(690)	(521)
Financing activities	940	(1,538)

Decrease in cash	$(2,210)	$(1,633)

Cash used in operating activities for the six months ended September 30, 2022 was the result of a net loss of $1.4 million, an increase of $2.6 million in inventories, offset by non-cash charges of $1.3 million.

Cash used in investing activities for the six months ended September 30, 2022 primarily includes costs for acquiring equipment at our Kona facility.

Cash provided by financing activities for the six months ended September 30, 2022 consists primarily of draws on the line of credit of $1.3 million, offset by debt service payments of $0.4 million.

Sources and Uses of Capital

As of September 30, 2022, our working capital was $10.4 million, a decrease of $1.0 million compared to March 31, 2022. There was an increase in inventories in the first six months of fiscal 2023, due to lower bulk sales and as we commence cultivation of astaxanthin. Cultivation improvements that we have made allow us to produce all of the required demand for astaxanthin during the most favorable growing season.

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

Off-Balance Sheet Arrangements

As of September 30, 2022, we had no off-balance sheet arrangements or obligations.

Impact of Inflation

Inflationary factors such as increases in the costs of materials, utilities and labor are affecting our operations. We are also experiencing overall lower demand as consumers are feeling the impacts of higher inflation and reducing spend in non-discretionary areas. Our international customers have delayed, or reduced orders based on the appreciation of the US dollar impacting exchange rates. Given the lower demand, our bulk customers have higher than normal inventory levels. The exact impact on our results is difficult to isolate and quantify given the macroeconomic environment. Most of our leases provide for cost-of-living adjustments and require us to pay for insurance and maintenance expenses, all of which are subject to inflation. Additionally, our future lease cost for new facilities may include potentially escalating costs of real estate and construction. There is no assurance that we will be able to pass on increased costs to our customers.

Depreciation expense is based on the historical cost of fixed assets and is therefore potentially less than it would be if it were based on current replacement cost. While property and equipment acquired in prior years will ultimately have to be replaced at higher prices, it is expected that replacement will be a gradual process over many years.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the fiscal year ended March 31, 2022 filed with the SEC on June 22, 2022. In the six months ended September 30, 2022, there were no changes to the application of critical accounting policies previously disclosed in our most recent Annual Report on Form 10-K.

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management evaluated the effectiveness of our internal control over financial reporting as of September 30, 2022. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control - Integrated Framework” (2013 Framework). Based on our assessment, using those criteria, management concluded that our internal control over financial reporting was effective as of September 30, 2022.

Changes to Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the six months ended September 30, 2022 that has materially affected, or was reasonably likely to materially affect, our internal control over financial reporting.

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

From time to time, the Company may be involved in litigation and investigations relating to claims and matters arising out of its operations in the normal course of business. There were no significant legal matters outstanding at September 30, 2022.

Item 1A.	Risk Factors

For a discussion of the risk factors relating to our business, please refer to Part I, Item 1A of our Form 10-K for the year ended March 31, 2022, which is incorporated by reference herein.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of November 9, 2022

31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of November 9, 2022

32*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed as of November 9, 2022

99.1*	Press Release dated November 9, 2022

101

The following financial statements from Cyanotech Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)

*Included herewith. Other exhibits were filed as shown above.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYANOTECH CORPORATION
(Registrant)

November 9, 2022	By:	/s/ Matthew K. Custer
(Date)		Matthew K. Custer
President and Chief Executive Officer

November 9, 2022	By:	/s/ Felicia Ladin
(Date)		Felicia Ladin
Chief Financial Officer, Vice President — Finance & Administration, and Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of November 9, 2022

31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of November 9, 2022

32*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed as of November 9, 2022

99.1*	Press Release dated November 9, 2022

101

The following financial statements from Cyanotech Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements

104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)

*Included herewith. Other exhibits were filed as shown above.