Form 10-Q
period 2022-12-31
CYANOTECH CORP
filed 2023-02-09
CIK 768408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended December 31, 2022

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

As of February 3, 2023, the number of shares outstanding of the registrant’s common stock was 6,271,971.

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

CYANOTECH CORPORATION

FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

CYANOTECH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	December 31, 2022	March 31, 2022
ASSETS
Current assets:
Cash	$513	$2,589
Accounts receivable, net of allowance for doubtful accounts of $35 as of December 31, 2022 and $67 as of March 31, 2022	2,156	3,664
Inventories	11,574	9,466
Prepaid expenses and other current assets	284	545
Total current assets	14,527	16,264

Equipment and leasehold improvements, net	11,693	11,885
Operating lease right-of-use assets, net	3,463	3,787
Other assets	89	109
Total assets	$29,772	$32,045

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,031	$2,362
Accrued expenses	988	1,412
Customer deposits	97	164
Operating lease obligations, current portion	243	393
Line of credit	1,550	—
Line of credit – related party	500	—
Current maturities of long-term debt	261	490
Total current liabilities	4,670	4,821

Long-term debt, less current maturities	4,166	4,336
Long-term operating lease obligations	3,203	3,386
Other long-term liabilities	—	15
Total liabilities	12,039	12,558

Commitments and contingencies

Stockholders’ equity:
Preferred stock of $0.01 par value, authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock of $0.02 par value, authorized 50,000,000 shares; issued and outstanding 6,271,971 shares at December 31, 2022 and 6,202,223 shares at March 31, 2022	125	124
Additional paid-in capital	33,812	33,557
Accumulated deficit	(16,204)	(14,194)
Total stockholders’ equity	17,733	19,487
Total liabilities and stockholders’ equity	$29,772	$32,045

See accompanying notes to condensed consolidated financial statements

CYANOTECH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021

Net sales	$5,891	$9,459	$17,786	$27,842
Cost of sales	4,127	6,221	11,914	17,170
Gross profit	1,764	3,238	5,872	10,672

Operating expenses:
General and administrative	1,021	1,403	3,631	4,171
Sales and marketing	1,041	1,127	3,351	3,808
Research and development	106	200	556	483
Total operating expenses	2,168	2,730	7,538	8,462

(Loss) income from operations	(404)	508	(1,666)	2,210

Interest expense, net	(186)	(116)	(333)	(312)

(Loss) income before income taxes	(590)	392	(1,999)	1,898

Income tax expense	8	6	11	21

Net (loss) income	$(598)	$386	$(2,010)	$1,877

Net (loss) income per share:
Basic	$(0.10)	$0.06	$(0.32)	$0.31
Diluted	$(0.10)	$0.06	$(0.32)	$0.30

Shares used in calculation of net (loss) income per share:
Basic	6,272	6,183	6,235	6,144
Diluted	6,272	6,195	6,235	6,165

See accompanying notes to condensed consolidated financial statements

CYANOTECH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

Three months ended December 31, 2022 and 2021

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	(in thousands, except per share data)
Balances at September 30, 2022	6,271,971	$125	$33,767	$(15,606)	$18,286
Share-based compensation expense	—	—	45	—	45
Net loss	—	—	—	(598)	(598)
Balances at December 31, 2022	6,271,971	$125	$33,812	$(16,204)	$17,733

Balances at September 30, 2021	6,138,728	$123	$33,347	$(14,857)	$18,613
Issuances of common stock for Director Stock Grant	55,438	1	157	—	158
Share-based compensation expense	—	—	40	—	40
Net income	—	—	—	386	386
Balances at December 31, 2021	6,194,166	$124	$33,544	$(14,471)	$19,197

Nine months ended December 31, 2022 and 2021

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	(in thousands, except per share data)
Balances at March 31, 2022	6,202,223	$124	$33,557	$(14,194)	$19,487
Issuance of common stock for Director Stock Grants	64,489	1	157	—	158
Issuance of vested shares of restricted stock	8,312	—	(10)	—	(10)
Shares withheld for tax payments	(3,053)	—	—	—	—
Share-based compensation expense	—	—	108	—	108
Net loss	—	—	—	(2,010)	(2,010)
Balances at December 31, 2022	6,271,971	$125	$33,812	$(16,204)	$17,733

Balances at March 31, 2021	6,116,073	$122	$33,267	$(16,348)	$17,041
Issuance of common stock for Director Stock Grants	55,438	1	157	—	158
Issuance of vested shares of restricted stock	34,751	1	(40)	—	(39)
Shares withheld for tax payments	(12,096)	—	—	—	—
Share-based compensation expense	—	—	160	—	160
Net income	—	—	—	1,877	1,877
Balances at December 31, 2021	6,194,166	$124	$33,544	$(14,471)	$19,197

See accompanying notes to condensed consolidated financial statements

CYANOTECH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(2,010)	$1,877
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,243	1,202
Amortization of debt issue costs and other assets	33	45
Amortization of operating leases right-of-use assets	324	232
Share-based compensation expense	266	318
Provision for doubtful accounts	35	124
Net (increase) decrease in assets:
Accounts receivable	1,473	(2,214)
Inventories	(2,108)	(309)
Prepaid expenses and other assets	267	180
Net increase (decrease) in liabilities:
Accounts payable	(1,368)	(269)
Accrued expenses	(424)	447
Customer deposits	(67)	(41)
Operating lease obligations	(333)	(236)
Deferred rent and other liabilities	(14)	(12)
Net cash (used in) provided by operating activities	(2,683)	1,344
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in equipment and leasehold improvements	(1,018)	(745)
Net cash used in investing activities	(1,018)	(745)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net draws (payments) on line of credit	1,550	(1,000)
Net draws on line of credit – related party	500	—
Net payments on debt – related party	—	(500)
Principal payments on long-term debt	(415)	(529)
Taxes paid related to net share settlement of restricted stock units	(10)	(39)
Net cash provided by (used in) financing activities	1,625	(2,068)
Net decrease in cash	(2,076)	(1,469)
Cash at beginning of period	2,589	3,767
Cash at end of period	$513	$2,298

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$242	$268
Income taxes	$27	$2

See accompanying notes to condensed consolidated financial statements

CYANOTECH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

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

Liquidity and Capital Resources

As of December 31, 2022, the Company had cash of $513,000 and working capital of $9,857,000 compared to $2,589,000 and $11,443,000, respectively, as of March 31, 2022. The Company has a Revolving Credit Agreement (“Credit Agreement”) with First Foundation Bank (“Bank”) that allows the Company to borrow up to $2,000,000 on a revolving basis. At December 31, 2022 and March 31, 2022, the Company had $1,550,000 and $0, respectively, outstanding borrowings on the line of credit.  The line of credit is subject to renewal on August 30, 2023 and the Company intends to renew or replace it with another line of credit on or before the expiration date.

The Company also has a loan facility with a related party that allows the Company to borrow up to $1,000,000 on a revolving basis (the “Revolver”). At December 31, 2022 and March 31, 2022, the Company had $500,000 and $0, respectively, outstanding borrowings on the Revolver, which were included in line of credit – related party on the Condensed Consolidated Balance Sheets. The Revolver expires on April 12, 2025 (see Notes 5 and 12).

As of December 31, 2022, the Company had $3,523,000 in long-term debt (“Term Loans”) payable to the Bank that require the payment of principal and interest monthly through August 2032. Pursuant to the Term Loans and the Credit Agreement, the Company is subject to annual financial covenants, customary affirmative and negative covenants and certain subjective acceleration clauses. As of March 31, 2022, the Company was in compliance with all required annual financial covenants under the Term Loans and the Credit Agreement.

In April 2019, the Company obtained a loan in the amount of $1,500,000 from a related party. The proceeds were used to pay down accounts payable and for general operating capital purposes. On April 12, 2021 and December 14, 2022, the Company amended this loan (see Notes 5 and 12). As of both December 31, 2022 and March 31, 2022, the Company had $1,000,000 outstanding on the related party note. The loan expires on April 12, 2025.

In fiscal year 2023, the impacts from the macroeconomic environment have led to lower sales across all of the Company's portfolio and cash flows from operating activities.  During this period, the Company drew $1,550,000 on its line of credit and $500,000 on the Revolver.  To address the resulting cash flow challenges beginning in the third quarter of fiscal year 2023, the Company implemented some cost savings initiatives, including stopping or slowing production of inventory in alignment with current customer demand, reducing headcount and compensation, primarily through attrition and furloughs, respectively, and eliminating certain discretionary selling, general and administrative expenses.

Funds generated by operating activities and available cash are expected to continue to be the Company’s most significant sources of liquidity for working capital requirements, debt service and funding of maintenance levels of capital expenditures.  The Company has developed its operating plan to produce the cash flows necessary to meet all financing requirements.  Although the Company has a history of either being in compliance with debt covenants or obtaining the necessary waivers, execution of its operating plan is dependent on many factors, some of which are not within the control of the Company.  Taking into account the Company's financial results for the first three quarters of the 2023 fiscal year, it is possible that the Company will not be in compliance with its debt covenants as of March 31, 2023 measurement date.  If the Company is not in compliance, the Company would intend to seek a waiver from the Bank.  The Bank has provided such a waiver in the past when the Company has been in default, but there is no assurance that the Bank would do so again.  A failure to maintain compliance along with the Bank not agreeing to a waiver for the non-compliance would cause the outstanding borrowings to be in default and payable on demand, which would have a material adverse effect on the Company.

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

Concentration Risk

A significant portion of revenue and accounts receivable are derived from a few major customers. For the three months ended December 31, 2022, one customer individually accounted for 36% of the Company’s total net sales, and for the three months ended December 31, 2021, two customers individually accounted for 22% and 21% of the Company’s total net sales. For the nine months ended December 31, 2022, two customers individually accounted for 35% and 8% of the Company’s total net sales, and for the nine months ended December 31, 2021, two customers individually accounted for 21% and 18% of the Company’s total net sales. Two customers accounted for 97% and 63% of the Company’s accounts receivable balance as of December 31, 2022 and March 31, 2022, respectively.

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

Customer contract liabilities consist of customer deposits received in advance of fulfilling an order and are shown separately on the consolidated balance sheets. During the three months ended December 31, 2022 and 2021, the Company recognize $2,000 and $6,000, respectively, of revenue from deposits that were included in contract liabilities as of March 31, 2022 and 2021, respectively. During the nine months ended December 31, 2022 and 2021, the Company recognized $94,000 and $55,000, respectively, of revenue from deposits that were included in contract liabilities as of March 31, 2022 and 2021, respectively. The Company’s contracts have a duration of one year or less and therefore, the Company has elected the practical expedient of not disclosing revenues allocated to partially unsatisfied performance obligations.

Disaggregation of Revenue

The following table represents revenue disaggregated by major product line and extraction services for the:

($ in thousands)	Three Months Ended December 31, 2022	Three Months Ended December 31, 2021
Packaged sales
Astaxanthin packaged	$3,113	$3,563
Spirulina packaged	1,147	1,612
Total packaged sales	4,260	5,175

Bulk sales
Astaxanthin bulk	378	1,128
Spirulina bulk	967	2,990
Total bulk sales	1,345	4,118

Contract extraction revenue	286	166
Total net sales	$5,891	$9,459

($ in thousands)	Nine Months Ended December 31, 2022	Nine Months Ended December 31, 2021
Packaged sales
Astaxanthin packaged	$9,492	$11,618
Spirulina packaged	3,719	6,150
Total packaged sales	13,211	17,768

Bulk sales
Astaxanthin bulk	1,204	2,041
Spirulina bulk	2,844	7,558
Total bulk sales	4,048	9,599

Contract extraction revenue	527	475
Total net sales	$17,786	$27,842

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

Inventories are stated at the lower of cost or net realizable value. Cost is determined by the first-in, first-out method. Inventories consist of the following as of:

	December 31, 2022	March 31, 2022
	(in thousands)
Raw materials	$1,947	$1,490
Work in process	2,793	2,868
Finished goods	6,448	4,595
Supplies	386	513
Inventories	$11,574	$9,466

The Company recognizes abnormal production costs, including fixed cost variances from normal production capacity, fixed production overhead costs, idle facilities, freight handling costs and spoilage, as an expense in the period incurred, without adjusting overhead absorption rates. Normal production capacity is defined as the production expected to be achieved over a number of periods or seasons under normal circumstances, taking into account the loss of capacity resulting from planned maintenance. For the three months ended December 31, 2022 and 2021, the Company had $64,000 and $0, respectively, of abnormal productions costs. For the nine months ended December 31, 2022 and 2021, the Company had $90,000 and $0, respectively, of abnormal productions costs.

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

Other non-inventoriable fixed costs of $72,000 and $76,000 were expensed to cost of sales for the three months ended December 31, 2022 and 2021, respectively. Other non-inventoriable fixed costs of $115,000 and $113,000 were expensed to cost of sales for the nine months ended December 31, 2022 and 2021, respectively.

4.	EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements consist of the following as of:

	December 31, 2022	March 31, 2022
	(in thousands)
Equipment	$21,568	$20,231
Leasehold improvements	15,021	14,751
Furniture and fixtures	408	394
	36,997	35,376
Less accumulated depreciation and amortization	(25,537)	(24,339)
Construction-in-progress	233	848
Equipment and leasehold improvements, net	$11,693	$11,885

Management has determined that no asset impairment existed as of December 31, 2022. Depreciation and amortization expense were approximately $409,000 and $404,000 for the three months ended December 31, 2022 and 2021, respectively. Depreciation and amortization expense were approximately $1,243,000 and $1,202,000 for the nine months ended December 31, 2022 and 2021, respectively.

5.	LINE OF CREDIT AND LONG-TERM DEBT

Total debt consists of the following as of:

	December 31, 2022	March 31, 2022
	(in thousands)
Line of credit	$1,550	$—
Line of credit – related party	500	—
Long-term debt	3,523	3,938
Debt - related party	1,000	1,000
Less current maturities	(2,311)	(490)
Long-term debt, excluding current maturities	4,262	4,448
Less unamortized debt issuance costs	(96)	(112)
Total long-term debt, net of current maturities and unamortized debt issuance costs	$4,166	$4,336

Line of Credit and Term Loans

On August 30, 2016, the Credit Agreement, which the Company entered into with the Bank on June 3, 2016, became effective after the Company and the Bank received the necessary approvals from the State of Hawaii to secure the lien on the Company’s leasehold property in Kona, Hawaii. The Credit Agreement allows the Company to borrow up to $2,000,000 on a revolving basis. Borrowings under the Credit Agreement bear interest at the Wall Street Journal prime rate (6.25% at December 31, 2022 and 3.25% at March 31, 2022) plus 2%, floating, provided that at no time shall the annual interest rate be less than 5.25%.

At December 31, 2022 and March 31, 2022, the outstanding balance under the Credit Agreement was $1,550,000 and $0, respectively, and at December 31, 2022 was included in current liabilities on the Condensed Consolidated Balance Sheets. The line of credit, which is subject to annual renewal, was renewed on August 30, 2022 and will be subject to renewal upon expiration on August 30, 2023.

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

In 2015, the Company executed a loan agreement with a lender providing for $2,500,000 in aggregate credit facilities (the “2015 Loan”) secured by substantially all the Company’s assets, pursuant to a Term Loan Agreement dated July 30, 2015 (the “2015 Loan Agreement”). The 2015 Loan was evidenced by a promissory note in the amount of $2,500,000, the repayment of which was partially guaranteed under the provisions of the United States Department of Agriculture (“USDA”) Rural Development Guarantee program.

The provisions of the 2015 Loan require the payment of principal and interest until its maturity on September 1, 2022. Interest on the 2015 Loan accrued on the outstanding principal balance at an annual variable rate equal to the published Wall Street Journal prime rate (3.25% at March 31, 2022) plus 2.0% and was adjustable on the first day of each calendar quarter and fixed for that quarter, provided that at no time shall the annual interest rate be less than 6.0%. The 2015 Loan was paid off in September 2022 and the balance under the 2015 Loan was $218,000 at March 31, 2022, and was included in long-term debt in the debt table above.

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

The provisions of the 2012 Loan required the payment of interest only for the first 12 months of the term; thereafter, and until its maturity on August 14, 2032, the obligation fully amortizes over nineteen (19) years. Interest on the 2012 Loan accrues on the outstanding principal balance at an annual variable rate equal to the published Wall Street Journal prime rate (6.25% and 3.25% at December 31, 2022 and March 31, 2022, respectively) plus 1.0% and is adjustable on the first day of each calendar quarter and fixed for that quarter, provided that at no time shall the annual interest rate be less than 5.5%. The balance under the 2012 Loan was $3,523,000 and $3,720,000 at December 31, 2022 and March 31, 2022, respectively, and was included in long-term debt in the debt table above.

The 2015 Loan includes a one-time origination and guaranty fee totaling $113,900 and an annual renewal fee payable in the amount of 0.5% of the USDA guaranteed portion of the outstanding principal balance as of December 31 of each year, beginning December 31, 2015. The USDA had guaranteed 80% of all amounts owing under the 2015 Loan until September 2022, when the loan was paid off. The 2012 Loan included a one-time origination and guaranty fees totaling $214,500 and an annual renewal fee payable in the amount of 0.25% of the USDA guaranteed portion of the outstanding principal balance as of December 31 of each year, beginning December 31, 2012. The USDA has guaranteed 80% of all amounts owing under the 2012 Loan. The balance in unamortized debt issuance costs was $96,000 and $112,000 at December 31, 2022 and March 31, 2022, respectively.

Loan Covenants

The Company’s Credit Agreement and the 2012 Loan are subject to annual debt service and other financial covenants, including covenants which require the Company to meet key financial ratios and customary affirmative and negative covenants.  As of March 31, 2022, the Company was in compliance with all required annual financial covenants. The next remeasurement date will be March 31, 2023.

Line of Credit and Debt – Related Party

In April 2019, the Company obtained a loan in the amount of $1,500,000 and the interest was payable quarterly.  The loan was originally due in April 2021. In April 2021, the Company amended the loan, which extended the expiration to April 2024, converted $500,000 into the Revolver, adjusted the interest rate to reflect a floor of 5%, and granted a security interest in substantially all of the Company’s personal property assets, subject to limited exceptions. Concurrently, with the amendment and conversion of the original loan, the Company repaid in cash the principal amount of $500,000 plus accrued interest to date of $1,900 (see Note 12).  In December 2022, the Company amended the loan to extend the expiration to April 2025 and increase the Revolver to $1,000,000. At December 31, 2022 and March 31, 2022, the balance under this loan was $1,000,000, which was included in long-term debt in the debt table above. At December 31, 2022 and March 31, 2022, the balance under the Revolver was $500,000 and $0, respectively, which was included in line of credit – related party in the debt table above. Interest accrues on the outstanding principal balance and the Revolver at an annual variable rate equal to the published Wall Street Journal prime rate (6.25% and 3.25% at December 31, 2022 and March 31, 2022, respectively) plus 1.0% and is adjustable on the first day of each calendar quarter and fixed for that quarter, provided that at no time shall the annual interest rate be less than 5.0%.

Future principal payments under the loans at December 31, 2022 are as follows:

Fiscal year payments due	(in thousands)
Remainder of 2023	$65
2024	267
2025	288
2026	1,309
2027	332
Thereafter	2,262
Total principal payments	$4,523

6.	OPERATING LEASES

The Company leases facilities, equipment and land under non-cancelable operating leases expiring through 2037. One of its facility leases contains price escalations and a renewal option for five years, which was renewed effective January 1, 2023. Right-of-use assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Right-of-use assets and liabilities were recognized at April 1, 2019 based on the present value of lease payments over the lease term, using the Bank’s incremental borrowing rate based on the information available at recognition, and the Company has elected to exclude non-lease components. The Company also leases two 84-month solar leases, which are included in the right-of-use assets and liabilities. At December 31, 2022, the weighted average remaining lease terms was 12.0 years, the weighted average discount rate was 7.3%, and for the nine months ended December 31, 2022 and 2021, the operating lease costs were $517,000 and $445,000, respectively.

Supplemental balance sheet information related to leases consist of the following as of:

Operating leases	Balance Sheet Classification	December 31, 2022	March 31, 2022
		(in thousands)
Right-of-use assets	Operating lease right-of-use assets	$4,720	$4,720
Accumulated lease amortization	Operating lease right-of-use assets	(1,257)	(933)

Total right-of-use assets		$3,463	$3,787

Current lease liabilities	Operating lease obligations	$243	$393
Non-current lease liabilities	Long-term operating lease obligations	3,203	3,386

Total lease liabilities		$3,446	$3,779

Maturities of lease liabilities at December 31, 2022 are as follows:

Payments	(in thousands)
Remainder of 2023	$120
2024	480
2025	457
2026	437
2027	437
Thereafter	3,228
Total undiscounted lease payments	5,159
Less: present value discount	(1,713)
Total lease liability balance	$3,446

7.	ACCRUED EXPENSES

Accrued expenses consist of the following as of:

	December 31, 2022	March 31, 2022
	(in thousands)
Bonus and profit sharing	$218	$488
Wages	111	211
Vacation	403	392
Rent, interest and legal	31	108
Other accrued expenses	225	213
Total accrued expenses	$988	$1,412

8.	COMMITMENTS AND CONTINGENCIES

From time to time, the Company may be involved in litigation and investigations relating to claims and matters arising out of its operations in the normal course of business. There were no significant legal matters outstanding at December 31, 2022.

9.	SHARE-BASED COMPENSATION

The Company has share-based compensation plans, which are more fully described in Note 10, Share-Based Compensation, to the Consolidated Financial Statements included in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2022 as filed with the SEC on June 22, 2022.

As of December 31, 2022, the Company had two equity-based compensation plans: the 2016 Equity Incentive Plan (the “2016 Plan”) and the 2014 Independent Director Stock Option and Restricted Stock Grant Plan (the “2014 Directors Plan”). The Company has also issued stock options, which remain outstanding as of December 31, 2022, under an equity-based compensation plan which has expired according to its terms: the 2004 Independent Director Stock Option and Stock Grant Plan (the “2004 Directors Plan”). The plan allowed the Company to award stock options and shares of restricted common stock to eligible employees, certain outside consultants and independent directors. No additional awards will be issued under the 2004 Directors Plan.

The following table presents shares authorized, available for future grant and outstanding under each of the Company’s plans:

	As of December 31, 2022
	Authorized	Available	Outstanding

2016 Plan	1,300,000	880,011	306,760
2014 Directors Plan	650,000	223,206	12,000
2004 Directors Plan	—	—	6,000
Total	1,950,000	1,103,217	324,760

Stock Options

All stock option grants made under the equity-based compensation plans were issued at exercise prices no less than the Company’s closing stock price on the date of grant. Options under the 2016 Plan and 2014 Directors Plan were determined by the Board of Directors or the Compensation Committee of the Board of Directors in accordance with the provisions of the respective plans.  The terms of each option grant include vesting, exercise, and other conditions set forth in a Stock Option Agreement evidencing each grant. No option can have a life in excess of ten (10) years. The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model. The model requires various assumptions, including a risk-free interest rate, the expected term of the options, the expected stock price volatility over the expected term of the options, and the expected dividend yield. Compensation expense for employee stock options is recognized ratably over the vesting term. Compensation expense recognized for options issued under all Plans was $25,000 and $17,000 for the three months ended December 31, 2022 and 2021, respectively. Compensation expense recognized for options issued under all Plans was $66,000 and $47,000 for the nine months ended December 31, 2022 and 2021, respectively.

A summary of option activity under the Company’s stock plans for the nine months ended December 31, 2022 is presented below:

Option Activity	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at March 31, 2022	252,500	$3.34	6.5	$159,650
Granted	50,000	$3.43
Expired	(49,500)	$5.80
Outstanding at December 31, 2022	253,000	$2.88	7.7	$—
Exercisable at December 31, 2022	111,333	$2.90	6.8	$—

The aggregate intrinsic value in the table above is before applicable income taxes and represents the excess amount over the exercise price optionees would have received if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price of $1.10 and $3.37 at December 31, 2022 and March 31, 2022, respectively.

A summary of the Company’s non-vested options for the nine months ended December 31, 2022 is presented below:

Nonvested Options	Shares	Weighted Average Grant-Date Fair Value
Nonvested at March 31, 2022	141,667	$1.33
Granted	50,000	1.94
Vested	(50,000)	1.33
Nonvested at December 31, 2022	141,667	$1.55

The weighted average grant-date fair value of stock options granted during the nine months ended December 31, 2022 was $97,000. As of December 31, 2022, total unrecognized stock-based compensation expense related to all unvested stock options was $146,000, which is expected to be expensed over a weighted average period of 1.8 years.

Restricted Stock

Grants of fully vested restricted stock issued to Non-Employee Directors during the nine months ended December 31, 2022 and 2021 were 64,489 and 55,438, respectively. Compensation expense recognized for fully vested restricted stock grants under the 2014 Directors Plan was $0 and $158,000 for the three months ended December 31, 2022 and 2021, respectively, and $158,000 for both nine months ended December 31, 2022 and 2021, respectively.

Restricted Stock Units (“RSUs”)

RSUs are service-based awards granted to eligible employees under the 2016 Plan. Compensation expense recognized for RSUs issued under the 2016 Plan was $20,000 and $23,000 for the three months ended December 31, 2022 and 2021, respectively. Compensation expense recognized for RSUs issued under the 2016 Plan was $42,000 and $113,000 for the nine months ended December 31, 2022 and 2021, respectively.

The following table summarizes information related to awarded RSUs for the nine months ended December 31, 2022:

Nonvested Restricted Stock Units	Shares	Weighted Average Grant Price
Nonvested restricted stock units at March 31, 2022	14,465	$2.22
Granted	66,423	3.13
Vested	(8,312)	2.35
Forfeited	(816)	2.78
Nonvested restricted stock units at December 31, 2022	71,760	$3.04

As of December 31, 2022, total unrecognized stock-based compensation expense related to unvested restricted stock units was $139,000, which is expected to be expensed over a weighted average period of 2.5 years.

10.	INCOME TAXES

The Company utilizes its estimated annual effective tax rate to determine its provision or benefit for income taxes for interim periods. The income tax provision or benefit is computed by multiplying the estimated annual effective tax rate by the year-to-date pre-tax book income (loss). The Company recorded an income tax expense of $8,000 and $6,000 for the three months ended December 31, 2022 and 2021, respectively. The Company’s effective tax rate was (1.4%) and 1.5% for the three months ended December 31, 2022 and 2021, respectively. The Company recorded an income tax expense of $11,000 and $21,000 for the nine months ended December 31, 2022 and 2021, respectively. The Company’s effective tax rate was (0.6%) and 1.1% for the nine months ended December 31, 2022 and 2021, respectively. The effective tax rates for all periods differ from the statutory rate of 21% as a result of state taxes (net of federal benefit) and the net change in valuation allowance against the net deferred tax asset the Company believes is not more likely than not to be realized.  The Company continues to carry a full valuation allowance on its net deferred tax assets.

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

As of December 31, 2022 and 2021, there was no liability for income tax associated with unrecognized tax benefits. The Company recognizes accrued interest related to unrecognized tax benefits as well as any related penalties in interest income or expense in its Consolidated Condensed Statements of Operations, which is consistent with the recognition of these items in prior reporting periods.

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

Reconciliations between the numerator and the denominator of the basic and diluted (loss) income per share computations for the three and nine months ended December 31, 2022 and 2021 are as follows:

	Three Months Ended December 31, 2022
	Net Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands)
Basic and diluted loss per share	$(598)	6,272	$(0.10)

	Three Months Ended December 31, 2021
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands)
Basic income per share	$386	6,183	$0.06
Effective dilutive securities – common stock options and restricted stock units	—	12	—
Diluted income per share	$386	6,195	$0.06

	Nine Months Ended December 31, 2022
	Net Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands)
Basic and diluted loss per share	$(2,010)	6,235	$(0.32)

	Nine Months Ended December 31, 2021
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands)
Basic income per share	$1,877	6,144	$0.31
Effective dilutive securities – common stock options and restricted stock units	—	21	—
Diluted income per share	$1,877	6,165	$0.30

Basic and diluted per share amounts are the same in periods of a net loss because common share equivalents are anti-dilutive when a net loss is recorded. Diluted earnings per share does not include the impact of common stock options and restricted stock units totaling 1,000 for the three months ended December 31, 2022 and 4,000 for the nine months ended December 31, 2022, as the effect of their inclusion would be anti-dilutive. Restricted stock units become dilutive within the period granted and remain dilutive until the units vest and are then included in the calculation of basic earnings per share. The denominator for effective dilutive shares for the prior year have been restated to conform to current year presentation, to included unvested restricted stock units that have a dilutive effect.

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

On December 14, 2022, the Company entered into a First Amendment (the “Amendment”) to the Skywords Amended Note. The Amendment extends the maturity date to April 12, 2025 and increases the revolving amount that the Company may borrow from time to time under the Skywords Note from $500,000 to $1,000,000. All other terms of the Note remain the same.

At both December 31, 2022 and March 31, 2022, the Skywords Note principal balance was $1,000,000, and was included in long-term debt on the Condensed Consolidated Balance Sheets. At December 31, 2022 and March 31, 2022, the balance on the Revolver was $500,000 and $0, respectively, and was included in line of credit – Revolver on the Condensed Consolidated Balance Sheets. At December 31, 2022 and March 31, 2022, the interest rates were 7.25% and 5.0%, respectively.

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

Results of Operations

The following tables present selected consolidated financial data for each of the periods indicated ($ in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
Net sales	$5,891	$9,459	$17,786	$27,842
Net sales (decrease) increase	(37.7)%		(36.1)%
Gross profit	$1,764	$3,238	$5,872	$10,672
Gross profit as % of net sales	29.9%	34.2%	33.0%	38.3%
Operating expenses	$2,168	$2,730	$7,538	$8,462
Operating expenses as % of net sales	36.8%	28.9%	42.4%	30.4%
Operating(loss) income	$(404)	$508	$(1,666)	$2,210
Operating (loss) income as % of net sales	(6.8)%	5.4%	(9.4)%	7.9%
Income tax expense	$8	$6	$11	$21
Net (loss) income	$(598)	$386	$(2,010)	$1,877

Comparison of the Three Months Ended December 31, 2022 and 2021

Net Sales (in thousands)
	Three Months Ended
	December 31,		$	%
	2022	2021	Change	Change
Packaged sales
Astaxanthin	$3,113	$3,563	$(450)	(12.6)%
Spirulina	1,147	1,612	(465)	(28.8)%
Total Packaged sales	$4,260	$5,175	$(915)	(17.7)%

Bulk sales
Astaxanthin	$378	$1,128	$(750)	(66.5)%
Spirulina	967	2,990	(2,023)	(67.7)%
Total Bulk sales	$1,345	$4,118	$(2,773)	(67.3)%

Contract extraction revenue	$286	$166	$120	72.3%

Total sales
Astaxanthin	$3,491	$4,691	$(1,200)	(25.6)%
Spirulina	2,114	4,602	(2,488)	(54.1)%
Contract extraction revenue	286	166	120	72.3%
Total sales	$5,891	$9,459	$(3,568)	(37.7)%

Net Sales The net sales decrease of 37.7% for the current quarter compared to the same period last year was driven by a decrease in both packaged and bulk sales, offset by higher contract extraction services due to timing of orders. During the period, we continued to experience overall lower demand resulting from higher inflation and consumers reducing spend in non-discretionary areas. Given the lower demand combined with global supply chain constraints, our bulk customers continue to have higher than normal inventory levels. For our packaged sales, in addition to the macroeconomic impacts noted above, there was a decrease in sales due to the timing of shipments to a significant customer in the prior year. As a result, in the current period, consumer movement was not fully reflected in the packaged sales.

Gross Profit Gross profit as a percent of net sales for the third quarter of fiscal 2023 decreased by 4.3 percentage points compared to the same period last year, which was the result of higher costs per kilogram of astaxanthin and spirulina due to the impact of inflation on our underlying costs and lower production volumes.

Operating Expenses Operating expenses decreased by $0.6 million, or 20.6%, for the current year third quarter compared to the prior year same quarter, primarily due to lower advertising costs and lower incentive compensation expense resulting from net operating loss in the current quarter versus operating income in the prior year.

Income Taxes We recorded a state income tax expense of $8,000 for the third quarter of this fiscal year compared to an income tax expense of $6,000 for the same period last year. We continue to carry a full valuation allowance on our net deferred tax assets.

Comparison of the Nine Months Ended December 31, 2022 and 2021

Net Sales (in thousands)
	Nine Months Ended
	December 31,		$	%
	2022	2021	Change	Change
Packaged sales
Astaxanthin	$9,492	$11,618	$(2,126)	(18.3)%
Spirulina	3,719	6,150	(2,431)	(39.5)%
Total Packaged sales	$13,211	$17,768	$(4,557)	(25.6)%

Bulk sales
Astaxanthin	$1,204	$2,041	$(837)	(41.0)%
Spirulina	2,844	7,558	(4,714)	(62.4)%
Total Bulk sales	$4,048	$9,599	$(5,551)	(57.8)%

Contract extraction revenue	$527	$475	$52	10.9%

Total sales
Astaxanthin	$10,696	$13,659	$(2,963)	(21.7)%
Spirulina	6,563	13,708	(7,145)	(52.1)%
Contract extraction revenue	527	475	52	10.9%
Total sales	$17,786	$27,842	$(10,056)	(36.1)%

Net Sales The net sales decrease of 36.1% for the first nine months of fiscal 2023 compared to the same period last year was primarily driven by a decrease in spirulina and astaxanthin packaged and bulk sales, with an increase in contract extraction services. During the current fiscal year, we continue to experience overall lower demand resulting from higher inflation and consumers reducing spend in non-discretionary areas. Earlier in the fiscal year, our international customers have delayed, or reduced orders based on the appreciation of the U.S. dollar impacting exchange rates. Given the lower demand combined with global supply chain constraints, our bulk customers continue to have higher than normal inventory levels. For our packaged sales, in addition to the macroeconomic impacts noted above, there was a decrease in sales due to the timing of shipments to a significant customer in the prior year same period.  As a result, in the current fiscal year, consumer movement was not fully reflected in the packaged sales.

Gross Profit Gross profit as a percent of net sales decreased by 5.3 percentage points compared to the same period last year, which was the result of higher costs per kilogram of astaxanthin and spirulina due to the impact of inflation on our underlying costs, lower production volumes and customer mix.

Operating Expenses Operating expenses decreased by $0.9 million, or 10.9%, for the first nine months of fiscal 2023 compared to the prior year same period, primarily due to lower advertising costs and lower incentive compensation expense resulting from net operating losses in the current year versus operating income in the prior year.

Income Taxes We recorded a state income tax expense of $11,000 for the first nine months of fiscal 2023 compared to an income tax expense of $21,000 for the same period last year. We continue to carry a full valuation allowance on our net deferred tax assets.

Liquidity and Capital Resources

As of December 31, 2022, we had cash of $0.5 million and working capital of $9.9 million compared to $2.6 million and $11.4 million, respectively, at March 31, 2022. We have a Credit Agreement with the Bank that allows us to borrow up to $2.0 million on a revolving basis. At December 31, 2022 and March 31, 2022, we had $1.6 million and $0, respectively, outstanding borrowings on the line of credit. The line of credit is subject to renewal on August 30, 2023, and we intend to renew or replace it with another line of credit on or before the expiration date. We also have a loan facility with a related party that allows us to borrow up to $1.0 million on the Revolver. At December 31, 2022 and March 31, 2022, we had $0.5 million and $0, respectively, outstanding borrowings on the Revolver and was included in line of credit – related party on the Condensed Consolidated Balance Sheets. The Revolver expires on April 12, 2025.

As of December 31, 2022, we had $3.5 million in Term Loans payable to the Bank that require the payment of principal and interest monthly through August 2032. Pursuant to the Term Loans and the Credit Agreement, we are subject to annual financial covenants, customary affirmative and negative covenants and certain subjective acceleration clauses. As of March 31, 2022, we were in compliance with all required annual financial covenants under the Term Loans and the Credit Agreement.

In April 2019, we obtained a loan in the amount of $1.5 million from a related party. The proceeds were used to pay down accounts payable and for general operating capital purposes. On April 12, 2021 and December 14, 2022, we amended this loan (see Notes 5 and 12 in the Notes to Condensed Consolidated Financial Statements). As of both December 31, 2022 and March 31, 2022, we had $1.0 million outstanding on the related party note. The loan expires on April 12, 2025.

In fiscal year 2023, the impacts from the macroeconomic environment have led to lower sales across all of our portfolio and cash flows from operating activities.  During this period, we drew $1.6 million on our line of credit and $0.5 million on the Revolver.  To address the resulting cash flow challenges beginning in the third quarter of fiscal year 2023, we have implemented some cost savings initiatives, including stopping or slowing production of inventory in alignment with current customer demand, reducing headcount and compensation, primarily through attrition and furloughs, respectively, and eliminating certain discretionary selling, general and administrative expenses.

Funds generated by operating activities and available cash are expected to continue to be our most significant sources of liquidity for working capital requirements, debt service and funding of maintenance levels of capital expenditures. We have developed our operating plan to produce the cash flows necessary to meet all financing requirements.  Although we have a history of either being in compliance with debt covenants or obtaining the necessary waivers, execution of our operating plan is dependent on many factors, some of which are not within the control of the Company.  Taking into account our financial results for the first three quarters of the 2023 fiscal year, it is possible that we will no be in compliance with our debt covenants as of March 31, 2023 measurement date.  If we are not in compliance, we would intend to seek a waiver from the Bank.  The Bank has provided such a waiver in the past when we have been in default, but there is no assurance that the Bank would do so again.  A failure to maintain compliance along with the Bank not agreeing to a waiver for the non-compliance would cause the outstanding borrowings to be in default and payable on demand, which would have a material adverse affect on us.

Cash Flows The following table summarizes our cash flows for the periods indicated ($ in thousands):

	Nine Months Ended December 31,
	2022	2021
Total cash provided by (used in):
Operating activities	$(2,683)	$1,344
Investing activities	(1,018)	(745)
Financing activities	1,625	(2,068)

Decrease in cash	$(2,076)	$(1,469)

Cash used in operating activities for the nine months ended December 31, 2022 was the result of a net loss of $2.0 million, an increase of $2.1 million in inventories, offset by non-cash charges of $1.9 million.

Cash used in investing activities for the nine months ended December 31, 2022 primarily includes costs for acquiring equipment at our Kona facility.

Cash provided by financing activities for the nine months ended December 31, 2022 consists primarily of draws on the line of credit of $1.6 million and on the related party line of credit of $0.5 million offset by debt service payments of $0.4 million.

Sources and Uses of Capital

As of December 31, 2022, our working capital was $9.9 million, a decrease of $1.6 million compared to March 31, 2022. There was an increase in inventories in the fiscal 2023, due to lower bulk sales and completing the cultivation of astaxanthin in the first part of the fiscal year. Cultivation improvements that we have made allow us to produce all of the required demand for astaxanthin during the most favorable growing season.

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

Off-Balance Sheet Arrangements

As of December 31, 2022, we had no off-balance sheet arrangements or obligations.

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

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the fiscal year ended March 31, 2022 filed with the SEC on June 22, 2022. In the nine months ended December 31, 2022, there were no changes to the application of critical accounting policies previously disclosed in our most recent Annual Report on Form 10-K.

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control - Integrated Framework” (2013 Framework). Based on our assessment, using those criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2022.

Changes to Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the nine months ended December 31, 2022 that has materially affected, or was reasonably likely to materially affect, our internal control over financial reporting.

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

From time to time, the Company may be involved in litigation and investigations relating to claims and matters arising out of its operations in the normal course of business. There were no significant legal matters outstanding at December 31, 2022.

Item 1A.	Risk Factors

For a discussion of the risk factors relating to our business, please refer to Part I, Item 1A of our Form 10-K for the year ended March 31, 2022, which is incorporated by reference herein.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

10.1

First Amendment to Amended and Restated Promissory Note, dated December 14, 2022, by and between Skywords Family Foundation, Inc. and Cyanotech Corporation (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed December 19, 2022)

31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of February 9, 2023

31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of February 9, 2023

32*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed as of February 9, 2023

99.1*	Press Release dated February 9, 2023

101

The following financial statements from Cyanotech Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2022, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)

*Included herewith. Other exhibits were filed as shown above.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYANOTECH CORPORATION
(Registrant)

February 9, 2023	By:	/s/ Matthew K. Custer
(Date)		Matthew K. Custer
President and Chief Executive Officer

February 9, 2023	By:	/s/ Felicia Ladin
(Date)		Felicia Ladin
Chief Financial Officer, Vice President — Finance & Administration, and Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1

First Amendment to Amended and Restated Promissory Note, dated December 14, 2022, by and between Skywords Family Foundation, Inc. and Cyanotech Corporation (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed December 19, 2022)

31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of February 9, 2023

31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of February 9, 2023

32*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed as of February 9, 2023

99.1*	Press Release dated February 9, 2023

101

The following financial statements from Cyanotech Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2022, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements

104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)

*Included herewith. Other exhibits were filed as shown above.