Form 10-K
period 2023-03-31
CYANOTECH CORP
filed 2023-06-27
CIK 768408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2023

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant on September 30, 2022 was approximately $8,128,352.16 based on the closing sale price of the Common Stock on the NASDAQ Capital Market on that date.

Number of shares outstanding of Registrant’s Common Stock at June 15, 2023 was 6,291,086.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement for its 2023 Annual Meeting of Stockholders, expected to be filed with the Securities and Exchange Commission on or prior to July 28, 2023 and to be used in connection with the Annual Meeting of Stockholders expected to be held on August 24, 2023, are incorporated by reference in Part III of this Form 10-K.

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

●	Changes in purchasing practices among our customers, particularly our largest customers;
●	Our dependence on the experience, continuity and competence of our executive officers and other key employees;
●

The added risks associated with or attributed to the current local, national and world economic conditions, including but not limited to, the volatility of crude oil prices, inflation and currency fluctuations;

●	Labor shortages could restrict our ability to operate or grow our business or result in increased labor costs that could adversely affect our results of operations;
●

The effects of global outbreaks of pandemics or contagious diseases or fear of such outbreaks, such as the coronavirus ("COVID-19") pandemic, including on our supply chain, the demand for our products, our ability to expand and produce in new geographic markets or the timing of such expansion efforts, and on overall economic conditions and consumer confidence and spending levels;

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

The following table sets forth, for the three years ended March 31, 2023, the net sales contributed by each of our major product lines and extraction and research and development (“R&D”) services (in thousands):

	Net Sales
	2023	2022	2021
Natural astaxanthin products:
BioAstin®	$14,209	$17,378	$16,791
Spirulina products:
Hawaiian Spirulina Pacifica®	8,355	17,990	14,735
Contract extraction and R&D services	614	600	819
Total	$23,178	$35,968	$32,345

Cost of sales for contract extraction and R&D services for the years ended March 31, 2023, 2022 and 2021 were $441,000, $439,000 and $337,000, respectively.

Natural Astaxanthin Products

We commenced commercial production of natural astaxanthin in 1997 and in 1999 BioAstin®, our natural astaxanthin product was cleared for sale in the U.S. Dietary Supplement market, and in 2007, was approved for sale in Europe. Astaxanthin represented approximately 61% of our net sales in the fiscal year ended March 31, 2023. Astaxanthin’s antioxidant properties are believed to surpass many of the antioxidant properties of vitamin C, vitamin E, beta-carotene and other carotenoids. Independent scientific studies indicate that in certain models, natural astaxanthin has up to 100 times the antioxidant activity of vitamin E and 4 times the antioxidant activity of beta-carotene. In addition, a growing body of scientific literature suggests that natural astaxanthin has beneficial properties as an anti-inflammatory, with additional benefits for joint, skin, eye and immune health.

BioAstin® is generally recognized as safe ("GRAS") as determined by the United States Food and Drug Administration ("FDA"). Our all natural BioAstin® is cultivated without the use of herbicides or pesticides and is not genetically modified ("non-GMO"). In fiscal 2012, we applied for a new dietary ingredient ("NDI"), with the United States FDA, providing for a daily dosage of 12mg of astaxanthin which was reviewed without comment. BioAstin® holds several independent third-party quality certifications including: iGen Non-GMO, Gluten Intolerance Group’s Gluten Free, Detox Project Glyphosate Free, and Informed Choice, for products produced up to and including the fiscal year ended March 31, 2023.

We produce natural astaxanthin from Haematococcus pluvialis microalgae grown in a combination of fresh water and a metered amount of nutrient-rich deep ocean water (containing essential trace elements), drawn from a depth of 2,000 feet below sea level, supplemented with nutrients. As these algae are extremely susceptible to contamination by unwanted algae, protozoa and amoebae, we developed a proprietary system known as the PhytoDome Closed Culture System or PhytoDome CCS to overcome this problem. Using these large-scale photobioreactors, we have generally been able to grow consistently large volumes of contaminant-free Haematococcus culture, subject to quarterly seasonality.

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

Spirulina Products

We have been producing a strain of spirulina microalgae marketed as Hawaiian Spirulina Pacifica® since 1984. Hawaiian Spirulina Pacifica® represents approximately 36% of our net sales in the fiscal year ended March 31, 2023. Hawaiian Spirulina Pacifica® provides a plant-based, highly absorbable source of protein, natural beta-carotene, mixed carotenoids, B vitamins, gamma linolenic acid, essential amino acids and other phytonutrients.

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

Our Hawaiian Spirulina Pacifica® is cultivated in fresh water and supplemented with other major required nutrients. We recycle the media and all fresh water input in our spirulina production process.

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

Contract Extraction and Research and Development Services (“contract services”)

As a result of capacity improvements that we made to our best-in-class, 1,000 bar, supercritical carbon dioxide extraction system, we began offering contract extraction services to third-party producers of astaxanthin biomass in fiscal 2019.

Due to our knowledge and expertise in cultivating microalgae combined with excess production capacity, we began offering R&D services to third-parties to cultivate their products in our ponds in fiscal 2023.

Total contract services revenue represented approximately 3% of our net sales in fiscal year ended March 31, 2023.

Major Customers

Two customers individually accounted for 34% and 6% of our total net sales for the fiscal year ended March 31, 2023. Two customers individually accounted for 22% and 19% of our total net sales for the fiscal year ended March 31, 2022. Two customers individually accounted for 19% and 17% of our total net sales for the fiscal year ended March 31, 2021.

Research and Development

Our expertise for many years has been in the development of efficient, stable and cost-effective production systems for microalgal products. We have learned production levels from our systems may not be sustainable across periods of days, weeks, or even months. Accordingly, we typically investigate each specific microalgae identified in the scientific literature for potentially marketable products and for solutions to production stability and efficiency challenges, and then strive to develop the technology to grow such microalgae on a commercial scale or to incorporate procedures or technology to improve production stability and efficiency. Successful microalgal product developments and technical solutions are highly uncertain and dependent on numerous factors, many beyond our control. Products and solutions or improvements that appear promising in early phases of development may be found to be ineffective, may be uneconomical because of manufacturing costs or other factors, may be precluded from commercialization due to the proprietary rights of other companies, or may fail to receive necessary regulatory approvals. Our research and development expenses were $0.8 million, $0.7 million and $0.6 million for the years ended March 31, 2023, 2022 and 2021, respectively.

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

Employees

As of March 31, 2023, we employed 86 people. Of the total, 30 are involved in harvesting, production and quality, with the remainder in maintenance, shipping, sales, administration and support. None of our employees are subject to collective bargaining agreements. Management believes that its relations with employees are good.

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

General economic conditions affecting the dietary supplement industry and various operating factors and the health of the economy in general may affect our business and operating results.

Our operations and financial performance may be affected by general economic conditions such as volatility and disruptions, diminished liquidity and credit market conditions and the level of consumer confidence. Inflation may affect our business by reducing consumer spending, which may impact sales growth and our underlying costs. We have observed increased inflation during the past year with varying impacts on our business. If increases in energy costs and inflationary trends continue, our business and operating results could be adversely affected. We may also experience adverse impacts to our business as a result of consumers’ perceptions of the economy, and a decrease in their personal financial condition could hurt overall consumer confidence and reduce demand for our products. Consumers may reduce non-essential items, purchase value-oriented products or increasingly rely on dietary supplement discounters in an effort to secure their products, which could impact our operating results. In addition, adverse changes in the U.S. economy, consumer confidence and economic conditions could have an adverse effect on our operating results.

Variants of COVID-19 or other future public health crisis may adversely affect our business, results of operations, financial condition, liquidity, and cash flow.

Spread of variants related to COVID-19 or future pandemics and the measures taken in response could adversely impact our business, financial condition and results of operation and heighten many of the other risks described throughout this report, including but not limited to those relating to our operating strategy, supply chain, increased labor costs, availability of labor, disruption in operations, loss of key employees, our indebtedness, and general economic conditions. We may also experience a negative impact from government mandated restrictions and community response measures which may disrupt our business and thus negatively impact our financial results.

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

Hawaii from time to time has experienced shortages of water, electric power and fuels. Future shortages could disrupt our operations and could result in additional expense. Our astaxanthin is cultivated in a combination of fresh water and deep ocean water. In the case of deep ocean water, although abundantly available at this location, the facility to pump and deliver the water to our location is owned by the State of Hawaii. The State of Hawaii sets the price for deep ocean water annually based on its cost to deliver the water. Any significant increase in the price could adversely affect our business. The availability and price of water could also be impacted by a significant population growth in the region as well as throughput constraints on the water delivery infrastructure. In June 2017, several fresh-water pumps owned by the County of Hawaii were disabled, and the county instituted restrictions on fresh water supply. We have adopted several water savings strategies to mitigate this challenge, but there is no guarantee that they will be effective or that they will not have unforeseen negative effects on the growth of spirulina. If we are unable to obtain enough fresh water at reasonable prices to cultivate our products, our business could be negatively impacted.

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

Our success depends in large part on our ability to attract, retain, train, manage and engage employees. The COVID-19 pandemic has negatively affected the labor market for employers. Post pandemic, labor shortages have affected the ability to hire or re-hire employees during the ongoing recovery from the downturn caused by the pandemic. For a large percentage of our business, our activities need to be performed in person at Kona. Our labor pool on the island of Hawaii is limited. Because payroll costs are a major component of the operating expenses a shortage of labor could also require higher wages that would increase labor costs, which could adversely affect our results of operations.

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

Our top ten customers generated 66% and 74% of our net sales for fiscal years 2023 and fiscal 2022, respectively. Two customers individually accounted for 34% and 6%, and 22% and 19% of our total net sales in the fiscal years ended March 31, 2023 and 2022, respectively. Accordingly, the loss of one or more of those customers or a substantial decrease in such customers' purchases from us could result in a material reduction in our revenues and profitability.

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

Our two largest shareholders collectively own approximately 34.3% of our common stock. According to publicly filed beneficial ownership reports, as of the respective dates of such reports, Michael Davis, chairman of our board of directors, beneficially owned 1,234,598 of shares representing a 19.7% beneficial ownership and the Rudolf Steiner Foundation ("RSF"), beneficially owned 917,133 shares representing a 14.6% beneficial ownership. The shares held by RSF were originally donated by a foundation affiliated with Mr. Davis or acquired from the proceeds of donations made by that foundation. In addition, Mr. Davis and RSF filed a Schedule 13D with the SEC on March 17, 2017, announcing the formation of a “group” among the two of them and certain of Mr. Davis’ affiliates under Section 13 of the Exchange Act. As part of the agreement between Mr. Davis and RSF, RSF has agreed not to sell, transfer or otherwise dispose of any of its shares in the Company unless RSF provides concurrent written notice to an affiliate of Mr. Davis and the Company at least three days prior to the consummation of any such sale, transfer or other disposition. In addition, on April 12, 2019, the Company borrowed $1.5 million from an entity affiliated with Mr. Davis pursuant to an unsecured promissory note.  In April 2021, the Company amended the loan, which extended the expiration to April 2024, converted $500,000 into revolving loans, adjusted the interest rate to reflect a floor of 5%, and granted a security interest in substantially all of the Company’s personal property assets, subject to limited exceptions. In December 2022, the Company amended the promissory note which extended the maturity to April 2025 and increased the revolving line amount from $0.5 million to $1.0 million. As of both March 31, 2023 and 2022, $1.0 million remained due under this promissory note, and at March 31, 2023 and 2022, $0.5 million and $0 were outstanding on the revolving line, respectively.

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

We have experienced, and may in the future continue to experience, fluctuations in our quarterly operating results. These fluctuations could reduce the market price of our common stock. Factors that may cause our quarterly operating results to vary include, but are not limited to:

●	weather-related cultivation difficulties;
●	availability and cost of fresh water and ocean water;
●	any non-routine legal fees;
●	fluctuations in customer demand;
●	business decisions of our customers regarding orders for our products;
●	changes in energy costs;
●	changes in raw material costs;
●	production problems which we cannot solve technically or economically;
●	contamination of our cultivation and production facilities;
●	effects of weather on our ability to meet customer demand;
●	timing of promotional activities;
●	the introduction of new products by us or our competitors;
●	changes in our pricing policies or those of our competitors;

●	changes in seasonal and other trends in our customers’ buying patterns;
●	changes in government regulation, both domestic and foreign;
●	fluctuation in foreign currency exchange rates;
●	global economic and political conditions and related risks, including the impacts of a global pandemic and acts of terrorism; and
●	other factors beyond our control.

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

Our products are marketed in a number of countries around the world. For the year ended March 31, 2023, approximately 27% of our net sales were from sales to foreign customers. As a result, we are subject to a number of risks which include, but are not limited to:

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

As of March 31, 2023, we owed First Foundation Bank (the “Bank”) approximately $3.5 million under a Term Loan Agreement dated August 14, 2012, which requires monthly payments of principal and interest until its maturity on August 14, 2032. If we are unable to make payments when due under this agreement, or repay this obligation at maturity, and we are otherwise unable to extend the maturity date or refinance this obligation, we would be in default. We cannot provide any assurances that we will be able to generate the necessary amount of capital to make payments as they become due, or to repay this obligation, or that we will be able to extend the maturity date or otherwise refinance this obligation. In the event of default, the Bank would have the right to exercise its rights and remedies to collect, which would include foreclosing on our assets. Accordingly, a default would have a material adverse effect on our business and, if the Bank exercises its rights and remedies, we would likely be forced to seek bankruptcy protection.

In addition, the agreements governing our indebtedness include certain debt service and other financial covenants that we must satisfy. In previous years, we have defaulted on certain of these covenants and have received waivers of the defaults from the Bank. As of March 31, 2023, the Company was not in compliance with the required debt service coverage ratio, but the Bank provided a waiver of the default on June 22, 2023 and implemented an immediate freeze on any and all further advances of the Credit Agreement through the maturity date, with an outstanding balance in the amount of $1,770.000 as of June 21, 2023. As of March 31, 2022, we were in compliance with all of the required annual financial and debt covenants. We cannot provide any assurance that the Bank would provide us with a waiver should we not be in compliance in the future. A failure to maintain compliance along with our lender not agreeing to a waiver for the non-compliance would cause the outstanding borrowings to be in default and payable on demand which would have a material adverse effect on us and our ability to continue as a going concern.

We have incurred significant losses in the past. If we incur significant losses in the future, we will experience negative cash flow which may hamper current operations and prevent us from sustaining or expanding our business.

As of March 31, 2023, we had an accumulated deficit of approximately $17.6 million, primarily as a result of prior year losses. Historically, we have relied upon cash from operations and financing activities to fund all of the cash requirements of our business. However, no assurance can be provided that we will return to profitability and, even if we do return to profitability, extended periods of profitability and net income do not assure positive cash flows. Future periods of net losses from operations could result in negative cash flow, may cause us to default on certain covenants in our existing debt instruments and may hamper ongoing operations and prevent us from sustaining or expanding our business. We cannot assure you that we will achieve, sustain or increase profitability on a quarterly or annual basis in the future. If we do not achieve, sustain or increase profitability, our business will be adversely affected and our stock price may decline.

Our recurring losses from operations resulting in net cash outflows from operating activities, as well as current cash and liquidity projections, raise substantial doubt about our ability to continue as a going concern.

Based on our recurring losses from operations resulting in net cash outflows from operating activities for the fiscal year ended March 31, 2023, as well as current cash and liquidity projections, we have concluded that there is substantial doubt about our ability to continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result if we do not continue as a going concern.  You should not rely on our consolidated balance sheet as an indication of the amount of proceeds that would be available to satisfy claims of creditors, and potentially be available for distribution to shareholders, in the event of liquidation.

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

The price at which you purchase shares of our common stock may not be indicative of the price that will prevail later in the trading market. You may be unable to sell your shares of common stock at or above your purchase price, which may result in substantial losses to you. As of March 31, 2023, there were approximately 6.3 million shares of our common stock outstanding and stockholders holding at least 5% of our stock, individually or with affiliated persons or entities, collectively beneficially owned or controlled approximately 34.3% of such shares. Sales of large numbers of shares by any of our large stockholders could adversely affect our trading price, particularly given our relatively small historic trading volumes. If stockholders holding shares of our common stock sell, indicate an intention to sell, or if it is perceived that they will sell, substantial amounts of their common stock in the public market, the trading price of our common stock could decline. Moreover, if there is no active trading market or if the volume of trading is limited, holders of our common stock may have difficulty selling their shares.

If we fail to maintain compliance with the continued listing standards of Nasdaq, our common stock may be delisted and have a material adverse effect on our business, results of operations, financial condition, liquidity and stock price.

On May 2, 2023, we were notified by Nasdaq that the Company is not in compliance with Nasdaq’s Listing Rule 5550(a)(2), as the minimum bid price of our common stock had been below $1.00 per share for 30 consecutive business days. On June 15, 2023, we received a notification letter from Nasdaq that we had regained compliance with Listing Rule 5500(a)(2), and we are in compliance with all applicable listing standards, but we can make no assurances that we will be able to maintain compliance with the continued listing standards of Nasdaq in the future.

If we are unable to cure any event of noncompliance with any continued listing standard of Nasdaq within the applicable timeframe and other parameters set forth by Nasdaq, it may result in the delisting of our common stock from Nasdaq, which could negatively impact the trading price, trading volume, liquidity, availability of price quotations, news and analyst coverage of, and have other material adverse effects on, our common stock. Additionally, delisting may adversely impact the perception of the Company’s financial condition and cause reputational harm with investors and parties conducting business with the Company. The perceived decreased value of employee equity incentive awards may reduce their effectiveness in encouraging performance and retention. Each of these occurrences, individually or in the aggregate, could have a material adverse effect on our business.

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

Our principal facility and corporate headquarters are located at the Natural Energy Laboratory of Hawaii Authority (“NELHA”) at Keahole Point in Kailua-Kona, Hawaii. It encompasses approximately 96 fully developed acres containing microalgal cultivation ponds, processing facilities, research and quality control laboratories, and sales and administrative offices. The property is leased from the State of Hawaii under a 40-year commercial lease expiring in 2035 and a 19-year commercial lease expiring in 2037. Our lessee interest in the NELHA leases is encumbered by a mortgage securing approximately $3.5 million of debt (see Note 5 in the notes to our consolidated financial statements). If we were to require additional land for expansion, we believe that there is sufficient available land at NELHA, provided a revised or additional NELHA lease can be negotiated with acceptable terms. Under the terms of the existing NELHA leases, we could be required to remove improvements at the end of the lease terms. Based upon our analysis, we do not believe the projected cost for such removal to be reasonably estimable, and we also believe we are unlikely to incur such costs, given historical practices. However, conditions could change in the future and it is not possible to predict such changes or estimate any impact thereof. We also rent warehouse space in Rancho Cucamonga, California.

Item 3.	Legal Proceedings

From time to time, the Company may be involved in litigation and investigations relating to claims and matters arising out of its operations in the normal course of business. There were no significant legal matters outstanding at March 31, 2023.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed and traded on the NASDAQ Capital Market under the symbol “CYAN”. The approximate number of holders of record of our common stock was 389 as of June 15, 2023.

We are prohibited from declaring any common stock dividends without the prior written consent of a lender per the conditions of an existing term loan agreement with such lender. We have never declared or paid cash dividends on our common stock. We currently do not anticipate paying any cash dividends on common stock.

The following table sets forth the Company’s common shares authorized for issuance under equity compensation plans as of March 31, 2023:

	Common shares to be issued upon exercise of options and restricted stock units outstanding (in shares)	Weighted- average exercise price of outstanding options and restricted stock units	Common shares available for future grant under equity compensation plans (in shares)
Equity compensation, plans approved by security holders	323,334	$2.25	1,104,643

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We will continue to focus on growing the market for our high quality, higher margin consumer products by emphasizing the higher nutritional content of our Hawaiian Spirulina Pacifica® and the multiple health benefits of our BioAstin® Hawaiian Astaxanthin®. We generated 27%, 32% and 34% of our revenues outside of the United States during the years ended March 31, 2023, 2022 and 2021, respectively. Competing in a global marketplace, we are influenced by the general economic conditions of the countries in which our customers operate, including adherence to our customers’ local governmental regulations and requirements. Since substantially all sales are made in U.S. currency, we have no material foreign exchange exposure.

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

During fiscal year 2023, we experienced overall lower demand resulting from higher inflation and consumers reducing spend in non-discretionary areas. Earlier in the fiscal year, our international customers delayed, or reduced orders based on the appreciation of the U.S. dollar impacting exchange rates. Given the lower demand combined with global supply chain constraints experienced in fiscal year 2022, our bulk customers continue to have higher than normal inventory levels. For our packaged sales, in addition to the macroeconomic impacts, noted above, there was a decrease in sales due to the timing of shipments to a significant customer in the prior year. As a result, in the current fiscal year, consumer movement was not fully reflected in the packaged sales.

Fiscal 2023 Summary:

●

Net sales for the year were $23.2 million, a decrease of $12.8 million, or 35.6% from the prior year, driven primarily by a $9.6 million, or 53.6%, decrease in spirulina sales and $3.2 million, or 18.2%, decrease in astaxanthin sales.

●	The pretax loss for the year was $3.4 million compared to pretax income of $2.2 million in fiscal 2022.

●

Cash at March 31, 2023 decreased by $1.6 million compared to last year primarily due to the net loss for the year, an increase in inventories and investments in capital expenditures, offset by draws on the line of credit and line of credit - related party.

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

Results of Operations for the 2023, 2022, and 2021 Fiscal Years

The following tables present selected consolidated financial data for each of the past three fiscal years ($ in thousands):

Consolidated Performance Summary	2023	2022	2021
Net sales	$23,178	$35,968	$32,345
Net sales (decrease) increase	(35.6)%	11.2%	1.4%
Gross profit	$7,259	$13,566	$11,117
Gross profit as % of net sales	31.3%	37.7%	34.4%
Operating expenses	$10,179	$10,992	$11,033
Operating expenses as % of net sales	43.9%	30.6%	34.1%
Operating (loss) income	$(2,920)	$2,574	$84
Operating (loss) income as % of net sales	(12.6)%	7.2%	0.3%
Gain on extinguishment of debt	$—	$—	$1,389
Income tax expense	$(18)	$(28)	$(3)
Net (loss) income	$(3,440)	$2,154	$920

Net sales by product	2023	2022	2021
Packaged sales
Astaxanthin packaged	$12,227	$14,931	$14,512
Astaxanthin packaged sales (decrease) increase	(18.1)%	2.9%	(18.5)%
Spirulina packaged	$4,814	$7,604	$7,616
Spirulina packaged sales (decrease) increase	(36.7)%	(0.2)%	(4.6)%
Total Packaged sales	$17,041	$22,535	$22,128
Total Packaged sales (decrease) increase	(24.4)%	1.8%	(14.2)%

Bulk sales
Astaxanthin bulk	$1,982	$2,447	$2,279
Astaxanthin bulk sales (decrease) increase	(19.0)%	7.3%	98.0%
Spirulina bulk	$3,541	$10,386	$7,119
Spirulina bulk sales (decrease) increase	(65.9)%	45.9%	61.6%
Total Bulk sales	$5,523	$12,833	$9,398
Total Bulk sales (decrease) increase	(57.0)%	36.6%	69.2%

Contract extraction and R&D services revenue	$614	$600	$819

Fiscal 2023 results compared with Fiscal 2022

Net Sales Net sales decreased $12.8 million, or 35.6%, in fiscal year ended March 31, 2023 compared with fiscal year 2022. This decrease was primarily driven by a $6.8 million, or 65.9%, decrease in spirulina bulk sales and $5.5 million, or 24.4%, decrease in astaxanthin and spirulina packaged sales, when compared with fiscal year 2022. The overall sales decrease was primarily due to lower demand resulting from higher inflation and consumers shifting their spend from goods to experiences and services. Given the lower demand combined with global supply chain constraints in the prior year, our bulk customers continue to have higher than normal inventory levels. For our packaged sales, in addition to the macroeconomic impacts noted above, there was a decrease in sales due to the timing of shipments to a significant customer. As a result, in the current fiscal year, consumer movement was not fully reflected in the packaged sales.

Gross Profit Gross profit as a percent of net sales decreased by 6.4 percentage points compared to fiscal 2022, which was the result of higher cost per kilogram of astaxanthin and spirulina due to the impact of inflation on our underlying costs and lower spirulina production volumes.

Operating Expenses Operating expenses decreased $0.8 million, or 7.4% compared to fiscal year 2022. Selling and general and administrative expenses decreased primarily due to lower incentive compensation expense resulting from net operating loss in the current year compared to the prior year.

Income Taxes We recorded an income tax expense of $18,000 in fiscal 2023 for state taxes, compared to income tax expense of $28,000 in fiscal 2022.

Fiscal 2022 results compared with Fiscal 2021

Net Sales Net sales increased $3.6 million, or 11.2%, in fiscal year ended March 31, 2022 compared with fiscal year 2021. This increase was primarily driven by a $3.3 million, or 45.9%, increase in spirulina bulk sales and $0.4 million, or 2.9%, increase in astaxanthin packaged sales, offset by a decrease in contract extraction sales of $0.2 million, when compared with fiscal year 2021. The bulk sales increase was primarily due to strong demand from our existing customers combined with higher production levels of spirulina.

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

Liquidity and Going Concern

The accompanying consolidated financial statements, as of and for the fiscal year ended March 31, 2023, have been prepared assuming we will continue as a going concern.  The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  We sustained operating losses and negative cash flows from operations for the fiscal year ended March 31, 2023.  Further, as discussed below, we were not in compliance with a debt covenant requirement at March 31, 2023 and the Bank instituted a freeze on additional advances from the Credit Agreement.  These conditions raise substantial doubt about our ability to continue as a going concern.  The consolidated financial statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expense that may be necessary if we were unable to continue as a going concern.

As of March 31, 2023, we had cash of $1.0 million and working capital of $5.4 million compared to $2.6 million and $11.4 million, respectively, at March 31, 2022. We have a Revolving Credit Agreement ("the Credit Agreement") with First Foundation Bank ("the Bank") that provided for borrowings up to $2.0 million on a revolving basis. At March 31, 2023 and 2022, we had outstanding borrowings of $1.5 million and $0 million respectively, on the line of credit. The line of credit is subject to renewal on August 30, 2023, and we intend to renew or replace it with another line of credit on or before the expiration date.

We also have a loan facility with a related party that allows us to borrow up to $1.0 million on a revolving basis (the “Revolver”). At March 31, 2023 and 2022, we had $0.5 million and $0, respectively, outstanding borrowings on the Revolver, which were included in line of credit – related party on the Consolidated Balance Sheets. The Revolver expires on April 12, 2025 (see Note 5 and 15 in the notes to our consolidated financial statements).

As of March 31, 2023, we had $3.5 million of debt ("Term Loans") payable to the Bank that require the payment of principal and interest monthly through August 2032. Pursuant to the Term Loans and the Credit Agreement, we are subject to annual financial covenants, customary affirmative and negative covenants and certain subjective acceleration clauses. As of March 31, 2023, our debt service coverage ratio fell short of the Bank’s annual requirement. On June 22, 2023, the Bank provided us with a letter waiving the covenant violation as of March 31, 2023, but noting that the Bank reserved its right to declare a default in the future if any covenants remain out of compliance at applicable measurement dates.  In addition, the Bank's letter implemented an immediate freeze on any and all further advances of the Credit Agreement through the maturity date, with an outstanding balance in the amount of $1.8 million as of June 21, 2023.  As of March 31, 2022, we met all required annual financial and debt covenants.

In April 2019, we obtained a loan in the amount of $1.5 million from a related party. The proceeds were used to pay down accounts payable and for general operating capital purposes. On April 12, 2021 and December 14, 2022, we amended this loan (see Note 5 and 15 in the notes to our consolidated financial statements). As of both March 31, 2023 and 2022, we had $1.0 million outstanding on the loan. The loan matures on April 12, 2025.

We experienced a loss from operations resulting in net cash outflows from operating activities of $2.1 million for the fiscal year ended March 31, 2023, primarily due to the macroeconomic environment which led to lower sales across all of our products. During the fiscal year, we drew $1.5 million on our line of credit and $0.5 million on the Revolver. To address the resulting cash flow challenges during fiscal year 2023, we implemented some cost savings initiatives, including stopping or slowing production of inventory in alignment with current customer demand, reducing headcount and compensation, primarily through attrition and furloughs, respectively, and eliminating certain discretionary selling, general and administrative expenses.

Funds generated by operating activities and available cash are expected to continue to be our most significant sources of liquidity for working capital requirements, debt service and funding of maintenance levels of capital expenditures. We have developed our operating plan to produce the cash flows necessary to meet all financial requirements through at least June 30, 2024. Although we have a history of either being in compliance with debt covenants, or obtaining the necessary waivers, execution of our operating plan is dependent on many factors, some of which are not within our control. However, no assurances can be provided that we will achieve our operating plan and cash flow projections for the next fiscal years or our projected consolidated financial position as of March 31, 2024. Such estimates are subject to change based on future results and such change could cause future results to vary significantly from expected results.

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

Off-Balance Sheet Arrangements

As of March 31, 2023, we had no off-balance sheet arrangements or obligations.

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

Cash Flows The following table summarizes our cash flows from operating, investing and financing activities for each of the past three fiscal years ($ in thousands):

	2023	2022	2021
Total cash is provided by (used in):
Operating activities	$(2,100)	$2,379	$2,400
Investing activities	(1,068)	(1,270)	(760)
Financing activities	1,553	(2,287)	(290)

Increase (decrease) in cash	$(1,615)	$(1,178)	$1,350

Cash used in operating activities in fiscal 2023 was the result of a net loss of $3.4 million, an increase of $1.2 million in inventories and a decrease of $1.7 million in accounts payables and other accruals, offset by non-cash charges of $2.1 million and a decrease of $2.2 million in accounts receivables.

Cash provided by operating activities in fiscal 2022 was the result of $2.2 million net income and non-cash charges of $2.4 million, offset by working capital of $2.2 million. The changes in working capital were primarily due to a $1.3 million increase in accounts receivable and $0.7 million increase in inventories.

Cash used in investing activities in fiscal years 2023 and 2022 includes costs for acquiring equipment and leasehold improvements at our Kona facility, and for fiscal 2022, also included costs associated software implementation.

Cash provided by financing activities in fiscal 2023 consisted primarily of draws on the line of credit of $1.5 million and on the related party line of credit of $0.5 million, offset by debt service payments of $0.7 million.

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

Customer contract liabilities consist of customer deposits received in advance of fulfilling an order and are shown separately on the consolidated balance sheets. During the years ended March 31, 2023 and 2022, we recognized $94,000 and $55,000, respectively, of revenue from deposits that were included in contract liabilities as of March 31, 2022 and 2021, respectively. Our contracts have a duration of one year or less and therefore, we have elected the practical expedient of not disclosing revenues allocated to partially unsatisfied performance obligations.

Inventories - We record inventories at the lower of cost or net realizable value. Cost is defined as the sum of the applicable expenditures and charges directly or indirectly incurred in bringing inventories to their existing condition and location. Our inventories are valued using the first-in, first-out method. Inventory values are subject to many critical estimates, including production levels and capacity, changes in the prices paid for raw materials, supplies, and labor, changes in yield, potency, and quality of biomass, changes in processing or production methods, and changes in the carrying value of our inventories resulting from the prices our customers are willing to pay for our products. Such estimates are revised quarterly. Changes in management’s estimates could result in increases or decreases in the recorded amounts of inventory and cost of sales.

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

Beginning in fiscal 2021, cultivation of astaxanthin was completed in the first six months of the fiscal year during the most productive months of the year due to the best growing conditions, compared to year-round cultivation in the prior fiscal years. The same approach was followed in fiscal years 2022 and 2023. The Company calculates total production costs for the year based on normal capacity of production expected to be achieved in a year under normal circumstances. These costs are then allocated into inventory based on the period of production, not including abnormal production costs. Allocating fixed and overhead costs requires management’s judgement to determine when production is outside of the normal range of expected variation in production.

Management reviews inventory levels, inventory turnover, product age and product marketability quarterly to evaluate recoverability and determine if a write-off of inventory is deemed necessary.

Equipment and leasehold improvements - Equipment and leasehold improvements are reported at cost less accumulated depreciation and amortization. Self-constructed leasehold improvements include design, construction and supervision costs. These costs are recorded in construction in progress and are transferred to equipment and leasehold improvements when construction is completed, and the facilities are placed in service. Long-lived assets, such as property and equipment and purchased intangibles subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized to the extent that the carrying amount exceeds the asset’s fair value. We recognized $5,000 and $21,000 impairment of long-lived assets as of March 31, 2023 and 2022, respectively, which are included in other income (expense) on the consolidated statements of operations.

Stock-Based Compensation - We provide compensation benefits in the form of stock options, restricted stock units and restricted stock grants to employees and non-employee directors. Our stock-based compensation expense is based on the fair value of awards, adjusted for estimated forfeitures, and amortized on a straight-line basis over the requisite service period for stock options and restricted stock units (“RSUs”). The fair value of stock options is estimated as of the date of grant using the Black-Scholes option-pricing model. This model requires input assumptions for our expected dividend yield, expected stock price volatility, risk-free interest rate and the expected option term. Restricted stock and RSUs are valued at the fair value of our common stock as of the date of the grant. See Note 9 in the notes to our consolidated financial statements.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Cyanotech Corporation

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Cyanotech Corporation (a Nevada corporation) and subsidiary (the “Company”) as of March 31, 2023 and 2022, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2023, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company experienced a loss from operations resulting in net cash outflows from operating activities of $2.1 million for the year ended March 31, 2023, and as of that date, the Company was not in compliance with one of its debt covenants and may not be in compliance in future periods.  Although the lender provided a waiver of the Company's obligation to meet and maintain the covenant, the lender implemented an immediate freeze on any and all further advances of credit on the revolving credit agreement through the maturity date.  These conditions, along with other matters as set forth in Note 1, raise substantial doubt about the Company's ability to continue as a going concern.  Management's plan in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical audit matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the credit audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Going Concern Analysis

As described in Note 1 to consolidated financial statements, the Company experienced a loss from operations resulting in net cash outflows from operating activities of $2.1 million for the year ended March 31, 2023, primarily due to the macroeconomic environment which led to lower sales across all of the Company's products.  Also, as of March 31, 2023, the Company was not in compliance with one of the three covenants of the Credit Agreement, and the Company may not be in compliance in future periods.

To assess their ability to meet obligations as they come due and assess future compliance with debt covenants for at least twelve months from the issuance date of the financial statements, the Company has forecasted future financial results which requires significant judgement and estimation.  Additionally, there is significant judgement involved in determining that it is probable that management's plans will be effectively implemented and alleviate substantial doubt about the Company's ability to continue as a going concern.

We identified the going concern analysis and evaluation of the related disclosures as a critical audit matter.  The principal consideration for our determination that the going concern analysis is a critical audit matter are the significant judgements involved in determining whether it is probable that management's plans will be effectively implemented and alleviate substantial doubt about the Company's ability to continue as a going concern.  More specifically, the judgements and estimates in the Company's forecasted financial results and the Company's ability to obtain a debt covenant waiver involves especially subjective judgement and significant audit effort.

 Our audit procedures related to the going concern analysis included the following, among others.

●	We compared the Company’s historical forecasted cash flows to actual results to assess the Company’s ability to accurately forecast.
●	We evaluated the Company’s forecasted financial results and ability to meet obligations as they come due for at least twelve months from the issuance date of these financial statements by:
o	Testing management’s key assumptions, including the ability to achieve forecasted results through increased revenues and executing cost savings initiatives.
o

Comparing the Company’s forecasted future financial results to (1) historical results and previous forecasts, (2) internal communications to management and the Board of Directors, (3) historical variances in forecasted balances against actual results of the first two months of fiscal year 2024, and (4) macroeconomic factors.

●	We evaluated the completeness of the Company’s future obligations and evaluated consistency of evidence obtained in other areas of the audit.
●	We obtained the waiver of covenant violations from the Company’s lender for the year ended March 31, 2023, and reviewed the historical pattern of obtaining waivers for past violations.
●

We evaluated management’s plans, including estimated cost savings and probability that the Company will be able to successfully implement these plans to alleviate substantial doubt about the Company’s ability to continue as a going concern.

●	We assessed the appropriateness of the disclosures included within the consolidated financial statements relating to liquidity and going concern.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2008.

Newport Beach, California

June 27, 2023

CYANOTECH CORPORATION

CONSOLIDATED BALANCE SHEETS

March 31,

	2023	2022
	(in thousands, except share data)
ASSETS
Current assets:
Cash	$974	$2,589
Accounts receivable, net of allowance for doubtful accounts of $64 in 2023 and $67 in 2022	1,331	3,664
Inventories	10,707	9,466
Prepaid expenses and other current assets	484	545
Total current assets	13,496	16,264
Equipment and leasehold improvements, net	11,366	11,885
Operating lease right-of-use assets, net	4,776	3,787
Other assets	90	109
Total assets	$29,728	$32,045

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,021	$2,362
Accrued expenses	1,101	1,412
Customer deposits	89	164
Operating lease obligations, current portion	483	393
Line of credit	1,540	—
Line of credit – related party	500	—
Current maturities of long-term debt	3,369	490
Total current liabilities	8,103	4,821

Long-term debt, less current maturities	1,000	4,336
Long-term operating lease obligations	4,275	3,386
Other long-term liabilities	3	15
Total liabilities	13,381	12,558

Commitments and contingencies

Stockholders’ equity:
Preferred stock of $0.01 par value, authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock of $0.02 par value, authorized 50,000,000 shares; issued and outstanding 6,271,971 shares at March 31, 2023 and 6,202,223 shares at March 31, 2022	125	124
Additional paid-in capital	33,856	33,557
Accumulated deficit	(17,634)	(14,194)
Total stockholders’ equity	16,347	19,487
Total liabilities and stockholders’ equity	$29,728	$32,045

See accompanying notes to consolidated financial statements

CYANOTECH CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended March 31,

	2023	2022	2021
	(in thousands, except per share data)

Net sales	$23,178	$35,968	$32,345
Cost of sales	15,919	22,402	21,228
Gross profit	7,259	13,566	11,117
Operating expenses:
General and administrative	4,659	5,367	4,876
Sales and marketing	4,750	4,913	5,518
Research and development	770	712	639
Total operating expense	10,179	10,992	11,033
(Loss) income from operations	(2,920)	2,574	84
Other income (expense):
Interest expense, net	(502)	(392)	(550)
Gain on extinguishment of debt	—	—	1,389
Total other income (expense), net	(502)	(392)	839
(Loss) income before income taxes	(3,422)	2,182	923
Income tax expense	(18)	(28)	(3)
Net (loss) income	$(3,440)	$2,154	$920
Net (loss) income per share:
Basic	$(0.55)	$0.35	$0.15
Diluted	$(0.55)	$0.35	$0.15
Shares used in calculation of net (loss) income per share:
Basic	6,244	6,157	6,070
Diluted	6,244	6,168	6,079

See accompanying notes to consolidated financial statements

CYANOTECH CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended March 31, 2023, 2022 and 2021

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	(in thousands, except per share data)

Balances at March 31, 2020	6,011,885	$120	$32,994	$(17,268)	$15,846
Issuances of common stock for Director Stock Grants	66,395	1	157	—	158
Issuance of common stock for exercise of stock options for cash	19,000	—	68	—	68
Issuance of common stock in connection with severance of former executive	11,400	—	—	—	—
Shares withheld from former executive for tax payments	(3,635)	—	—	—	—
Issuance of vested shares of restricted stock	17,469	1	(8)		(7)
Shares withheld for tax payments	(6,431)	—	—	—	—
Share-based compensation expense	—	—	56	—	56
Net income	—	—	—	920	920
Balances at March 31, 2021	6,116,073	122	33,267	(16,348)	17,041
Issuances of common stock for Director Stock Grants	55,438	1	157	—	158
Issuance of vested shares of restricted stock	46,963	1	(53)		(52)
Shares withheld for tax payments	(16,251)	—	—	—	—
Share-based compensation expense	—	—	186	—	186
Net income	—	—	—	2,154	2,154
Balances at March 31, 2022	6,202,223	124	33,557	(14,194)	19,487
Issuances of common stock for Director Stock Grants	64,489	1	157	—	158
Issuance of vested shares of restricted stock	8,312	—	(10)		(10)
Shares withheld for tax payments	(3,053)	—	—	—	—
Share-based compensation expense	—	—	152	—	152
Net loss	—	—	—	(3,440)	(3,440)
Balances at March 31, 2023	6,271,971	$125	$33,856	$(17,634)	$16,347

See accompanying notes to consolidated financial statements

CYANOTECH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended March 31,

	2023	2022	2021
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(3,440)	$2,154	$920
Adjustments to reconcile net (loss) income to cash provided by (used in) operating activities:
Depreciation and amortization	1,655	1,599	1,748
Gain from extinguishment of debt – PPP loan	—	—	(1,389)
Loss on impairment of assets	5	21	64
Amortization of debt issue costs and other assets	40	57	90
Amortization of operating leases right-of-use assets	440	322	317
Share-based compensation expense	310	344	214
Provision for doubtful accounts	64	35	46
Net (increase) decrease in assets:
Accounts receivable	2,269	(1,263)	(328)
Inventories	(1,231)	(717)	1,238
Prepaid expenses and other assets	60	(74)	18
Net increase (decrease) in liabilities:
Accounts payable	(1,422)	(358)	4
Accrued expenses	(311)	568	3
Customer deposits	(75)	40	(203)
Operating lease obligations	(452)	(331)	(320)
Deferred rent and other liabilities	(12)	(18)	(22)
Net cash (used in) provided by operating activities	(2,100)	2,379	2,400
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in equipment and leasehold improvements	(1,068)	(1,270)	(760)
Net cash used in investing activities	(1,068)	(1,270)	(760)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on short-term contract obligation	—	—	(38)
Net draws (payments) on line of credit	1,540	(1,000)	(1,000)
Net draws on line of credit – related party	500	—	—
Net (payments) draws on long-term debt – related party	—	(500)	—
Proceeds from long-term debt – PPP loan	—	—	1,381
Principal payments on long-term debt	(477)	(735)	(670)
Payments on finance leases	—	—	(24)
Taxes paid related to net share settlement of restricted stock units	(10)	(52)	(7)
Proceeds from issuance of common stock and exercise of stock options	—	—	68
Net cash provided by (used in) financing activities	1,553	(2,287)	(290)
Net (decrease) increase in cash	(1,615)	(1,178)	1,350
Cash at beginning of year	2,589	3,767	2,417
Cash at end of year	$974	$2,589	$3,767

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$408	$342	$446
Income taxes	$32	$2	$14

See accompanying notes to consolidated financial statements

CYANOTECH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND BASIS OF PRESENTATION

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

Liquidity and Going Concern

The accompanying consolidated financial statements, as of and for the fiscal year ended March 31, 2023, have been prepared assuming the Company will continue as a going concern.  The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company sustained operating losses and negative cash flows from operations for the fiscal year ended March 31, 2023.  Further, as discussed below, the Company was not in compliance with a debt covenant requirement at March 31, 2023 and the Bank instituted a freeze on additional advances from the Credit Agreement.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  The consolidated financial statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expense that may be necessary if the Company was unable to continue as a going concern.

As of March 31, 2023, the Company had cash of $974,000 and working capital of $5,393,000 compared to $2,589,000 and $11,443,000, respectively, at March 31, 2022. The Company has a Revolving Credit Agreement (the “Credit Agreement”) with First Foundation Bank (“the Bank”) that provided for borrowings up to $2,000,000 on a revolving basis. At March 31, 2023 and 2022, the Company had outstanding borrowings of $1,540,000 and $0, respectively, on the line of credit. The line of credit is subject to renewal on August 30, 2023, and the Company intends to renew or replace it with another line of credit on or before the expiration date.

The Company also has a loan facility with a related party that allows the Company to borrow up to $1,000,000 on a revolving basis (the “Revolver”). At March 31, 2023 and March 31, 2022, the Company had $500,000 and $0, respectively, outstanding borrowings on the Revolver, which were included in line of credit – related party on the Consolidated Balance Sheets. The Revolver expires on April 12, 2025 (see Notes 5 and 15).

As of March 31, 2023, the Company had $3,461,000 of debt (“Term Loans”) payable to the Bank that require the payment of principal and interest monthly through August 2032. Pursuant to the Term Loans and the Credit Agreement, the Company is subject to annual financial covenants, customary affirmative and negative covenants and certain subjective acceleration clauses. As of March 31, 2023, the Company’s debt service coverage ratio fell short of the Bank’s annual requirement. On June 22, 2023, the Bank provided the Company with a letter waiving the covenant violation as of March 31, 2023, but noting that the Bank reserved its right to declare a default in the future if any covenants remain out of compliance at applicable measurement dates.  In addition, the Bank's letter implemented an immediate freeze on any and all further advances of the Credit Agreement through the maturity date, with an outstanding balance in the amount of $1,770,000 as of June 21, 2023.  As of March 31, 2022, the Company met all required annual financial and debt covenants.

In April 2019, the Company obtained a loan in the amount of $1,500,000 from a related party. The proceeds were used to pay down accounts payable and for general operating capital purposes. On April 12, 2021 and December 14, 2022, the Company amended this loan (see Notes 5 and 15). As of both March 31, 2023 and 2022, the Company had $1,000,000 outstanding on the related party note. The loan matures on April 12, 2025.

The Company experienced a loss from operations resulting in net cash outflows from operating activities of $2,100,000 for the fiscal year ended March 31, 2023, primarily due to the macroeconomic environment which led to lower sales across all of the Company’s products. During the fiscal year, the Company drew $1,540,000 on its line of credit and $500,000 on the Revolver. To address the resulting cash flow challenges during fiscal year 2023, the Company implemented some cost savings initiatives, including stopping or slowing production of inventory in alignment with current customer demand, reducing headcount and compensation, primarily through attrition and furloughs, respectively, and eliminating certain discretionary selling, general and administrative expenses.

Funds generated by operating activities and available cash are expected to continue to be the Company's most significant sources of liquidity for working capital requirements, debt service and funding of maintenance levels of capital expenditures. The Company has developed its operating plan to produce the cash flows necessary to meet all financial requirements through at least June 30, 2024. Although the Company has a history of either being in compliance with debt covenants, or obtaining the necessary waivers, execution of its operating plan is dependent on many factors, some of which are not within the control of the Company. However, no assurances can be provided that the Company will achieve its operating plan and cash flow projections for the next fiscal years or its projected consolidated financial position as of March 31, 2024. Such estimates are subject to change based on future results and such change could cause future results to vary significantly from expected results.

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

Line of Credit, Revolver and Long-Term Debt - The carrying amount of our lines of credit, Revolver and long-term debt approximates fair value as interest rates applied to the underlying debt are adjusted quarterly to market interest rates, which approximate current interest rates for similar debt instruments of comparable maturities.

Cash

Cash primarily consists of cash on hand and cash in bank deposits.

Concentration Risk

The Company maintains its cash accounts in banks located in Hawaii, which are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per bank.  The Company had cash balances at March 31, 2023 and 2022 that exceeded the balance insured by the FDIC by $422,000 and $2,089,000, respectively.  A significant portion of revenues and accounts receivables are derived from a few major customers. For the year ended March 31, 2023, two customers individually accounted for 34% and 6% of the Company’s total net sales and for the year ended March 31, 2022, two customers individually accounted for 22% and 19% of the Company’s total net sales. Two customers accounted for 46% and 63% of the Company’s accounts receivable balance as of March 31, 2023 and 2022, respectively.

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

Inventories

Inventories are stated at the lower of cost or net realizable value. Inventories are determined using the first-in, first-out (“FIFO”) method. Net realizable value is defined as estimated sales price less cost to dispose. Inventory costs include materials, labor, overhead and third-party costs. Management reviews and writes down inventory for known or expected inventory obsolescence based on product age and quality which may affect salability.

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

Equipment and Leasehold Improvements

Equipment and leasehold improvements are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives for equipment and furniture and fixtures, and the shorter of the land lease term (see Notes 4 and 7) or estimated useful lives for leasehold improvements as follows (in years):

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

Accounting for Asset Retirement Obligations

Management evaluates quarterly the potential liability for asset retirement obligations under the Company’s lease for its principal facility and corporate headquarters. No liability has been recognized as of March 31, 2023 and 2022 (see Note 7).

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

Customer contract liabilities consist of customer deposits received in advance of fulfilling an order and are shown separately on the consolidated balance sheets. During the years ended March 31, 2023 and 2022, the Company recognized $94,000 and $55,000, respectively, of revenue from deposits that were included in contract liabilities as of March 31, 2022 and 2021, respectively. The Company’s contracts have a duration of one year or less and therefore, the Company has elected the practical expedient of not disclosing revenues allocated to partially unsatisfied performance obligations.

Research and Development

Research and development costs are expensed as incurred and consist primarily of labor, benefits and outside research.

Advertising

Advertising costs are expensed as incurred. Total advertising expense for the years ended March 31, 2023, 2022 and 2021 was $1,513,000, $1,458,000, and $2,116,000, respectively.

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

In evaluating a tax position for recognition, management evaluates whether it is more-likely-than-not that a position will be sustained upon examination, including resolution of related appeals or litigation processes, based on the technical merits of the position. If the tax position meets the more-likely-than-not recognition threshold, the tax position is measured and recognized in the Company’s financial statements as the largest amount of tax benefit that, in management’s judgment, is greater than 50% likely of being realized upon settlement. At March 31, 2023 and 2022, there were no liabilities for income tax associated with unrecognized tax benefits.

The Company recognizes accrued interest related to unrecognized tax benefits as well as any related penalties in interest expense in its consolidated statements of operations. During the years ended March 31, 2023 and 2022, there were no accrual for the payment of interest and penalties related to uncertain tax positions.

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

Per Share Amounts

Basic earnings (loss) per common share is calculated by dividing net income (loss) for the year by the weighted average number of common shares outstanding during the year. Diluted earnings per common share is calculated by dividing net income for the year by the sum of the weighted average number of common shares outstanding during the year plus the number of potentially dilutive common shares (“dilutive securities”) that were outstanding during the year. Dilutive securities include restricted stock units and stock options granted pursuant to the Company’s stock option plans. Dilutive securities related to the Company’s stock option plans are included in the calculation of diluted earnings per common share using the treasury stock method. Potentially dilutive securities are excluded from the computation of earnings per share in periods in which a net loss is reported, as their effect would be antidilutive. A reconciliation of the numerators and denominators of the basic and diluted income (loss) per common share calculations for the years ended March 31, 2023, 2022 and 2021 is presented in Note 11.

Recent Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes” (“ASU 2019-12”), which, as part of its Simplification Initiative to reduce the cost and complexity in accounting for income taxes, removes certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also amends other aspects of the guidance to help simplify and promote consistent application of GAAP. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company adopted this standard as of April 1, 2021, with no impact on its consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses” (“Topic 326”), which was subsequently amended in November 2018 through ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses” (“CECL”).  CECL requires entities to estimate lifetime expected credit losses for trade and other receivables, net investment in leases, financing receivables, debt securities and other instruments, which will result in earlier recognition of credit losses.  The guidance is effective for interim and annual periods beginning after December 15, 2022.  The Company is currently evaluating the impact the adoption of this standard will have on its financial statements.

3.	INVENTORIES

Inventories consist of the following as of March 31, 2023 and 2022:

	2023	2022
	(in thousands)
Raw materials	$1,887	$1,490
Work in process	2,049	2,868
Finished goods	6,502	4,595
Supplies	269	513
Inventories	$10,707	$9,466

The Company recognizes abnormal production costs, including fixed cost variances from normal production capacity, fixed production overhead costs, idle facilities, freight handling costs and spoilage, as an expense in the period incurred, without adjusting overhead absorption rates. Normal production capacity is defined as the production expected to be achieved over a number of periods or seasons under normal circumstances, taking into account the loss of capacity resulting from planned maintenance. The Company expensed abnormal production costs of $90,000, $0 and $110,000 to cost of sales for the fiscal years ended March 31, 2023, 2022 and 2021, respectively.

Beginning in fiscal 2021, cultivation of astaxanthin was completed in the first six months of the fiscal year during the most productive months of the year due to the best growing conditions, compared to year-round cultivation in the prior fiscal years. The same approach was followed in fiscal year 2022 and 2023. The Company calculates total production costs for the year based on normal capacity of production expected to be achieved in a year under normal circumstances. These costs are then allocated into inventory based on the period of production, not including abnormal production costs. Allocating fixed and overhead costs requires management’s judgement to determine when production is outside of the normal range of expected variation in production.

Other non-inventoriable fixed costs of $269,000, $136,000 and $179,000 were expensed to cost of sales for the fiscal years ended March 31, 2023, 2022 and 2021, respectively.

4.	EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements consist of the following as of March 31, 2023 and 2022:

	2023	2022
	(in thousands)
Equipment	$21,649	$20,231
Leasehold improvements	15,038	14,751
Furniture and fixtures	407	394
	37,094	35,376
Less accumulated depreciation and amortization	(25,947)	(24,339)
Construction in-progress	219	848
Equipment and leasehold improvements, net	$11,366	$11,885

Management has determined that $5,000, $21,000 and $64,000 of asset impairment existed as of March 31, 2023, 2022 and 2021, and the impairment losses were included in other income (expense) on the consolidated statements of operations.

Depreciation and amortization expense were approximately $1,655,000, $1,599,000 and $1,748,000 for the years ended March 31, 2023, 2022 and 2021, respectively.

5.	LINE OF CREDIT AND LONG-TERM DEBT

Total debt consists of the following at March 31, 2023 and 2022 as follows:

	2023	2022
	(in thousands)
Line of credit	$1,540	$—
Line of credit – related party	500	—
Long-term debt	3,369	3,938
Long-term debt – related party	1,000	1,000
Less current maturities	(5,409)	(490)
Long-term debt, excluding current maturities	1,000	4,448
Less unamortized debt issuance costs	—	(112)
Total long-term debt, net of current maturities and unamortized debt issuance costs	$1,000	$4,336

Line of Credit and Term Loans

On August 30, 2016, the Credit Agreement, which the Company entered into with the Bank on June 3, 2016, became effective after the Company and the Bank received the necessary approvals from the State of Hawaii to secure the lien on the Company’s leasehold property in Kona, Hawaii. The Credit Agreement allows the Company to borrow up to $2,000,000 on a revolving basis. Borrowings under the Credit Agreement bear interest at the Wall Street Journal prime rate (8.0% at March 31, 2023 and 3.25% at March 31, 2022) plus 2%, floating, provided that at no time shall the annual interest rate be less than 4.25%.

At March 31, 2023 and 2022, the outstanding balances under the Credit Agreement was $1,540,000 and $0, respectively, and at March 31, 2023 was included in current liabilities on the Consolidated Balance Sheets. The line of credit, which is subject to annual renewal, was renewed on August 30, 2022 and will be subject to renewal upon expiration on August 30, 2023.

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

The provisions of the 2015 Loan required the payment of principal and interest until its maturity on September 1, 2022. Interest on the 2015 Loan accrued on the outstanding principal balance at an annual variable rate equal to the published Wall Street Journal prime rate (7.5% at March 31, 2023 and 3.25% at March 31, 2022) plus 2.0% and was adjustable on the first day of each calendar quarter and fixed for that quarter, provided that at no time shall the annual interest rate be less than 6.0%. The 2015 Loan was paid off in September 2022 and the balance under this loan was $218,000 at March 31, 2022, which was included in the current maturities of long-term debt in the debt table above.

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

The provisions of the 2012 Loan required the payment of interest only for the first 12 months of the term; thereafter, and until its maturity on August 14, 2032, the obligation fully amortizes over nineteen (19) years. Interest on the 2012 Loan accrues on the outstanding principal balance at an annual variable rate equal to the published Wall Street Journal prime rate (7.5% at March 31, 2023 and 3.25% at March 31, 2022) plus 1.0% and is adjustable on the first day of each calendar quarter and fixed for that quarter, provided that at no time shall the annual interest rate be less than 5.5%. The balance under the 2012 Loan was $3,461,000 and $3,720,000 at March 31, 2023 and 2022, respectively, and was included in current maturities of long-term debt and long-term debt, respectively, in the debt table above. See Loan Covenants, Violations and Waiver below.

The 2015 Loan included a one-time origination and guaranty fee totaling $113,900 and an annual renewal fee payable in the amount of 0.5% of the USDA guaranteed portion of the outstanding principal balance as of December 31 of each year, beginning December 31, 2015. The USDA guaranteed 80% of all amounts owing under the 2015 Loan. The 2012 Loan included a one-time origination and guaranty fees totaling $214,500 and an annual renewal fee payable in the amount of 0.25% of the USDA guaranteed portion of the outstanding principal balance as of December 31 of each year, beginning December 31, 2012. The USDA guaranteed 80% of all amounts owing under the 2012 Loan. The balance in unamortized debt issuance costs was $92,000 and $112,000 at March 31, 2023 and 2022, respectively, and at March 31, 2023 was included in current maturities of long-term debt in the debt table above.  See Loan Covenants, Violations and Waiver below.

Loan Covenants, Violations and Waiver

The Company’s Credit Agreement, 2015 Loan and 2012 Loan are subject to annual debt service and other financial covenants, including covenants which require the Company to meet key financial ratios and customary affirmative and negative covenants.  As of March 31, 2023, the Company was not in compliance with the required debt service coverage ratio, however, was in compliance with the two other covenants. Due to this violation, the Bank would be contractually entitled to require immediate repayment of the outstanding term loan amount of $3,461,000 and the outstanding line of credit balance of $1,540,000. However, on June 22, 2023, the Bank issued the Company a letter waiving the covenant violation as of March 31, 2023, and implemented an immediate freeze on any and all further advances of the Credit Agreement through the maturity date, with an outstanding balance in the amount of $1,770,000 as of June 21, 2023. As of March 31, 2022, the Company was in compliance with all required covenants.

Although the Term Loans mature in August 2032, it is probable that a debt covenant violation occurs within the next twelve months.  Therefore, the Term Loans and related unamortized debt issuance costs are classified as current on the Balance Sheet as of March 31, 2023.

Long-term Debt – PPP

In response to the coronavirus ("COVID-19") pandemic and the uncertainty surrounding the pandemic, in May 2020, the Company obtained a Paycheck Protection Program ("PPP") loan in the amount of $1,381,000, under the Coronavirus Aid, Relief, and Economics Security Act ("CARES"), with an original maturity date of May 2022. In December 2020, the Company received notice of forgiveness of the PPP loan in whole, including all accrued unpaid interest. In fiscal year 2021, the Company recorded the forgiveness of $1,381,000 of principal and $8,000 of accrued interest for a total of $1,389,000, which was included in gain on extinguishment of debt on the Consolidated Statements of Operations. The Company has used the proceeds of the PPP loan for certain payroll costs in accordance with the PPP.

Line of Credit and Debt – Related Party

In April 2019, the Company obtained a loan in the amount of $1,500,000 and the interest was payable quarterly.  The loan was originally due in April 2021. In April 2021, the Company amended the loan, which extended the expiration to April 2024, converted $500,000 into the Revolver, adjusted the interest rate to reflect a floor of 5%, and granted a security interest in substantially all of the Company’s personal property assets, subject to limited exceptions. Concurrently, with the amendment and conversion of the original loan, the Company repaid in cash the principal amount of $500,000 plus accrued interest to date of $1,900 (see Note 15).  In December 2022, the Company amended the loan to extend the expiration to April 2025 and increase the Revolver to $1,000,000. At March 31, 2023 and 2022, the balance under this loan was $1,000,000, which was included in long-term debt in the debt table above. At March 31, 2023 and 2022, the balance under the Revolver was $500,000 and $0, respectively, which was included in line of credit – related party in the debt table above. Interest accrues on the outstanding principal balance and the Revolver at an annual variable rate equal to the published Wall Street Journal prime rate (7.5% and 3.25% at March 31, 2023 and 2022, respectively) plus 1.0% and is adjustable on the first day of each calendar quarter and fixed for that quarter, provided that at no time shall the annual interest rate be less than 5.0%.

Future principal payments, excluding unamortized debt issuance costs, under the loans at March 31, 2023 are as follows:

Fiscal year ending March 31	(in thousands)
2024	$3,461
2026	1,000
Total principal payments	$4,461

6.	ACCRUED EXPENSES

Accrued expenses as of March 31, 2023 and 2022 consist of the following:

	2023	2022
	(in thousands)
Bonus and profit sharing	$143	$488
Wages	215	211
Vacation	393	392
Rent, interest and legal	30	108
Other accrued expenses	320	213
Total accrued expenses	$1,101	$1,412

7.	OPERATING LEASES

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

The Company leases facilities, equipment and land under non-cancelable operating leases expiring through 2037. One of its facility leases contains price escalations and a renewal option for five years, which was renewed effective January 1, 2023. The NELHA land lease provides for contingent rentals in excess of minimum rental commitments based on a percentage of the Company’s sales. Contingent rental payments for the years ended March 31, 2023, 2022 and 2021 were $0, $73,000 and $50,000, respectively.

Right-of-use assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Right-of-use assets and liabilities were recognized at April 1, 2019 based on the present value of lease payments over the lease terms, using the Bank’s incremental borrowing rate based on the information available at recognition, and the Company has elected to exclude non-lease components. The Company also leases two 84-month solar leases for two of its buildings and a 48-month lease for equipment, which are included in the right-of-use assets and liabilities. At March 31, 2023, the weighted average remaining lease terms of all operating leases was 9.8 years, the weighted average discount rate was 7.3% and the operating lease costs were $719,000. At March 31, 2022, the weighted average remaining lease terms of all operating leases was 12.2 years, the weighted average discount rate was 7.2% and the operating lease costs were $603,000.  For fiscal year ended March 31, 2023, noncash right-of-use assets obtained in exchange for operating lease obligations was $1,429,000, representing the lease renewal of one of the Company's facility leases.

Supplemental balance sheet information related to leases consist of the following as of:

Operating leases	Balance Sheet Classification	March 31, 2023	March 31, 2022
		(in thousands)
Right-of-use assets	Operating lease right-of-use assets	$6,149	$4,720
Accumulated lease amortization	Operating lease right-of-use assets	(1,373)	(933)

Total right-of-use assets		$4,776	$3,787

Current lease liabilities	Operating lease obligations	$483	$393
Non-current lease liabilities	Long-term operating lease obligations	4,275	3,386

Total lease liabilities		$4,758	$3,779

Maturities of lease liabilities at March 31, 2023 are as follows:

Fiscal year ending March 31	(in thousands)
2024	$810
2025	820
2026	797
2027	798
2028	683
Thereafter	2,760
Total undiscounted lease payments	6,668
Less: present value discount	(1,910)
Total lease liabilities balance	$4,758

Rent expense, including contingent rent, under operating leases were $506,000, $713,000 and $616,000 for the years ended March 31, 2023, 2022 and 2021, respectively. Property taxes paid to the states of Hawaii and California were $37,000, $30,000 and $28,000 for the years ended March 31, 2023, 2022 and 2021, respectively.

8.	OTHER COMMITMENTS AND CONTINGENCIES

From time to time, the Company may be involved in litigation and investigations relating to claims and matters arising out of its operations in the normal course of business. There were no significant legal matters outstanding at March 31, 2023.

As of March 31, 2023, 2022 and 2021, the Company had purchase obligations of $822,000, $1,105,000 and $1,005,000, respectively, including agreements to purchase goods or services that are enforceable, are legally binding and specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The term of the minimum purchase agreement is for ten years, expiring in April 2026 and purchase obligations do not include agreements that are cancelable without penalty.

9.	SHARE-BASED COMPENSATION

As of March 31, 2023, the Company had two equity-based compensation plans: the 2016 Equity Incentive Plan (the “2016 Plan”) and the 2014 Independent Director Stock Option and Restricted Stock Grant Plan and Amendment (the “2014 Directors Plan”). The Company has also issued stock options, which remain outstanding as of March 31, 2022, under an equity-based compensation plan which have expired according to its terms: the 2004 Independent Director Stock Option and Stock Grant Plan (the “2004 Directors Plan”). This plan allowed the Company to award stock options and shares of restricted common stock to eligible employees, certain outside consultants and independent directors. No additional awards will be issued under the 2004 Directors Plan.

On August 25, 2016, the Company’s shareholders approved the 2016 Plan, authorizing the Board of Directors to provide incentive to the Company’s officers, employees and certain independent consultants through equity-based compensation in the form of stock options, restricted stock, restricted stock units, stock appreciation rights and other stock-based awards (together, “Stock Awards”) and performance shares and performance units (together, “Performance Awards”). Awards under the 2016 Plan are limited to the authorized amount of 1,300,000 shares, up to 600,000 of which are available for issuance in connection with Performance Awards and Stock Awards. As of March 31, 2023, there were 881,437 shares available for grant under the 2016 Plan.

On August 28, 2014, the Company’s shareholders approved the 2014 Directors Plan authorizing the Board of Directors to provide incentive to the Company’s independent directors through equity-based compensation in the form of stock options and restricted stock. Awards under the 2014 Directors Plan are limited to the authorized amount of 350,000 shares. At the 2021 Annual Meeting of Shareholders, the stockholders of the Company approved an amendment to the 2014 Directors Plan to increase the number of shares of common stock available for issuance under the plan by 300,000 shares. As of March 31, 2023, there were 223,206 shares available for grant under the 2014 Directors Plan.

The following table presents shares authorized, available for future grant and outstanding under each of the Company’s plans:

	As of March 31, 2023
	Authorized	Available	Outstanding
2016 Plan	1,300,000	881,437	305,334
2014 Directors Plan	650,000	223,206	12,000
2004 Directors Plan	—	—	6,000
Total	1,950,000	1,104,643	323,334

Stock Options

All stock option grants made under the equity-based compensation plans were issued at exercise prices no less than the Company’s closing stock price on the date of grant. Options under the 2016 Plan, 2004 Directors Plan and 2014 Directors Plan were determined by the Board of Directors or the Compensation Committee of the Board of Directors in accordance with the provisions of the respective plans. The terms of each option grant include vesting, exercise, and other conditions are set forth in a Stock Option Agreement evidencing each grant. No option can have a life in excess of ten (10) years. The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model. The model requires various assumptions, including a risk-free interest rate, the expected term of the options, the expected stock price volatility over the expected term of the options, and the expected dividend yield. Compensation expense for employee stock options is recognized ratably over the vesting term. Compensation expense recognized for options issued under all Plans was $90,000, $63,000 and $29,000 for the fiscal years ended March 31, 2023, 2022 and 2021, respectively.

A summary of option activity under the Company’s stock plans for the years ended March 31, 2023, 2022 and 2021 is presented below:

Option Activity	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at March 31, 2020	318,300	$4.08	3.0	$—
Granted	130,000	2.35
Exercised	(19,000)	3.59
Forfeited	(55,000)	3.13
Outstanding at March 31, 2021	374,300	$3.64	3.9	$129,700
Granted	50,000	2.96
Forfeited	(5,000)	5.21
Expired	(166,800)	3.84
Outstanding at March 31, 2022	252,500	$3.34	6.5	$159,650
Granted	50,000	3.43
Expired	(49,500)	5.80
Outstanding at March 31, 2023	253,000	$2.88	7.5	$—
Exercisable at March 31, 2023	111,333	$2.90	6.6	$—

The aggregate intrinsic value in the table above is before applicable income taxes and represents the excess amount over the exercise price optionees would have received if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price of $0.88, $3.37 and $3.30 at March 31, 2023, 2022 and 2021, respectively. The total intrinsic value of stock options exercised during fiscal year 2021 was $6,000. No stock options were exercised during fiscal year 2023 or 2022.

A summary of the Company’s non-vested options for the year ended March 31, 2023 is presented below:

Nonvested Options	Shares	Weighted Average Grant-Date Fair Value
Nonvested at March 31, 2022	141,667	$1.33
Granted	50,000	1.94
Expired	(50,000)	1.33
Nonvested at March 31, 2023	141,667	$1.55

The weighted average grant-date fair value of stock options granted during fiscal years 2023, 2022 and 2021 was $97,000, $80,000 and $155,000, respectively. The total grant-date fair value of stock options that vested during fiscal years 2023, 2022 and 2021 were $67,000, $40,000 and $6,000, respectively.

The following table summarizes the weighted average characteristics of outstanding stock options as of March 31, 2023:

			Outstanding Options			Exercisable Options
Range of Exercise Prices			Number of Shares	Remaining Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$ 2.11	-	$ 2.34	105,000	7.2	$2.28	55,000	$2.27
$ 2.35	-	$2.76	30,000	7.5	$2.54	21,666	$2.53
$ 2.77	-	$3.20	50,000	8.1	$2.96	16,667	$2.96
$ 3.21	-	$5.91	68,000	7.3	$3.89	18,000	$5.18
Total stock options			253,000	7.5	$2.88	111,333	$2.90

The range of fair value assumptions related to options granted during the years ended March 31, 2023, 2022 and 2021 were as follows:

	2023	2022	2021
Exercise Price	$1.94	$1.60	$1.20
Volatility	57.47%	58.23%	54.44%
Risk Free Rate	3.36%	1.06%	0.40%
Vesting Period (in years)	3.0	3.0	3.0
Forfeiture Rate	19%	0%	0%
Expected Life (in years)	6.0	6.0	6.2
Dividend Rate	0%	0%	0%

Total unrecognized stock-based compensation expense related to all unvested stock options was $124,000 and $139,000, at March 31, 2023 and 2022, respectively, which is expected to be expensed over a weighted average period of 1.6 years and 2.1 years, respectively.

Restricted Stock

Grants of fully vested restricted stock issued to Non-Employee Directors during fiscal years 2023, 2022 and 2021 was 64,489, 55,438 and 66,385 shares, respectively. Compensation expense recognized for fully vested restricted stock grants issued under the 2014 Directors Plan was $158,000, $158,000 and $158,000 for the fiscal years ended March 31, 2023, 2022 and 2021, respectively.

To reduce the Company’s ongoing cash expenses, the Nominating and Corporate Governance Committee of the Board of Directors adopted a resolution allowing each director to elect to receive his or her quarterly director fees in the form of restricted stock in lieu of cash. Two Board members elected to receive shares of restricted stock in lieu of cash for the third fiscal quarter of 2023. On April 3, 2023, 17,672 shares of fully vested restricted stock were issued to the two Board members. For the fiscal year ended March 31, 2023, compensation expense was earned and recognized for these fully vested restricted stock grants in the amount of $15,500.

Restricted Stock Units (“RSUs”)

RSUs are service-based awards granted to eligible employees under our 2016 Plan. Compensation expense recognized for RSUs issued under the 2016 Plan was $62,000, $123,000 and $28,000 for the years ended March 31, 2023, 2022 and 2021, respectively.

The following table summarizes information related to awarded RSUs:

Nonvested Restricted Stock Units	Shares	Weighted Average Grant Price
Nonvested restricted stock units at March 31, 2020	12,766	$3.98
Granted	28,647	$2.15
Vested	(9,135)	$3.97
Forfeited	(4,090)	$2.21
Nonvested restricted stock units at March 31, 2021	28,188	$2.38
Granted	38,672	$2.91
Vested	(46,963)	$2.85
Forfeited	(5,432)	$2.51
Nonvested restricted stock units at March 31, 2022	14,465	$2.22
Granted	66,423	$3.13
Vested	(8,312)	$2.35
Forfeited	(2,242)	$2.91
Nonvested restricted stock units at March 31, 2023	70,334	$3.04

Total unrecognized stock-based compensation expense related to unvested restricted stock units was $122,000 and $19,000 at March 31, 2023 and 2022, respectively, which is expected to be expensed over a weighted average period of 2.3 years and 1.2 years, respectively.

On April 6, 2023, 7,900 RSUs were awarded to all eligible employees of the Company. This award is valued at $0.94 per share, the closing market price of Cyanotech common stock on the grant date, and vests over a period of three years.

10.	COMMON AND PREFERRED STOCK

The Company has authorized a total of sixty million shares of which fifty million shares are authorized common stock and ten million shares are authorized preferred stock. None of the preferred stock was issued or outstanding at March 31, 2023 and 2022. Under the terms of the Company’s Amended and Restated Articles of Incorporation, the Board of Directors is authorized to determine or alter the rights, preferences, privileges and restrictions of the Company’s authorized but unissued shares of preferred stock.

11.	EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the potentially dilutive effect of outstanding stock options and unvested restricted stock units using the treasury stock method.

Reconciliations between the numerator and the denominator of the basic and diluted income (loss) per share computations for the years ended March 31, 2023, 2022 and 2021 are as follows:

	Net Income (loss) (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except per share amounts)
Year ended March 31, 2023:
Basic and diluted loss per share	$(3,440)	6,244	$(0.55)
Year ended March 31, 2022:
Basic income per share	$2,154	6,157	$0.35
Effective dilutive securities—Common stock options and restricted stock units	—	11	—
Diluted income per share	$2,154	6,168	$0.35
Year ended March 31, 2021:
Basic income per share	$920	6,070	$0.15
Effective dilutive securities—Common stock options and restricted stock units	—	8	—
Diluted income per share	$920	6,079	$0.15

Basic and diluted per share amounts are the same in periods of a net loss because common share equivalents are anti-dilutive when a net loss is recorded. Diluted earnings per share does not include the impact of restricted stock units totaling 3,000 for the fiscal year ended March 31, 2023, as the effect of their inclusion would be anti-dilutive. Restricted stock units become dilutive within the period granted and remain dilutive until the units vest and are then included in the calculation of basic earnings per share.

12.	PROFIT SHARING AND 401(K) PLAN

The Company sponsors a profit sharing plan for all employees not covered under a separate management incentive plan. Under the profit sharing plan, a percentage determined by the Board of Directors of pre-tax profits on a quarterly basis may be allocated to non-management employees at management’s discretion. The profit sharing bonus may be distributed all in cash on an after-tax basis or distributed half in cash (on an after-tax basis) and the remainder deposited in an employee’s 401(k) account on a pre-tax basis. Employees may also make voluntary pre-tax contributions to their 401(k) accounts. Compensation expense under this plan was approximately $0, $121,000 and $25,000 for the fiscal years ended March 31, 2023, 2022 and 2021, respectively. Additionally, the Company makes a retirement contribution to all employees individual 401(k) accounts equal to two percent of each employee’s base pay for each bi-weekly pay period on a pre-tax basis. Retirement expense under this plan was approximately $138,000, $135,000 and $141,000 for fiscal years ended March 31, 2023, 2022 and 2021, respectively.

13.	PRODUCT LINE AND GEOGRAPHIC INFORMATION

Disaggregation of Revenue

The following table represents revenue disaggregated by major product line and extraction services for the years ended March 31, 2023, 2022 and 2021 (in thousands):

	2023	2022	2021
Packaged sales
Astaxanthin packaged	$12,227	$14,931	$14,512
Spirulina packaged	4,814	7,604	7,616
Total packaged sales	17,041	22,535	22,128

Bulk sales
Astaxanthin bulk	1,982	2,447	2,279
Spirulina bulk	3,541	10,386	7,119
Total bulk sales	5,523	12,833	9,398

Contract extraction and R&D services revenue	614	600	819
Total net sales	$23,178	$35,968	$32,345

Cost of sales for contract extraction and R&D services for the years ended March 31, 2023, 2022 and 2021 were $441,000, $439,000 and $337,000, respectively.

Net sales by geographic region for the years ended March 31, 2023, 2022 and 2021 are as follows:

	2023		2022		2021
	(dollars in thousands)
Net sales(1):
United States	$17,031	73%	$24,468	68%	$21,474	66%
Asia / Pacific	2,164	9%	7,102	20%	5,827	18%
Europe	2,440	11%	3,183	9%	3,416	11%
Other	1,543	7%	1,215	3%	1,628	5%
	$23,178	100%	$35,968	100%	$32,345	100%

(1)	Net sales are attributed to countries based on location of customer.

14.	INCOME TAXES

On December 22, 2017, H.R. 1, originally known as the Tax Cuts and Jobs Act, (“the Tax Act”) was enacted. As part of the Tax Act, for tax years beginning on or after January 1, 2022, taxpayers are required to capitalize research and experimental expenditures that qualify as Section 174 costs and recover them over five years for domestic expenditures, and 15 years for expenditures attributed for foreign research.

The Inflation Reduction Act of 2022 (the “IRA”) was signed into law on August 16, 2022. Among other things, the IRA contained three key changes for corporations: a corporate minimum tax, a 1% excise tax on certain stock buybacks and certain clean energy incentives and initiatives. The enactment of the IRA did not result in any material impact to the Company’s income tax provision for fiscal year 2023.

On August 9, 2022, the Creating Helpful Incentives to Produce Semiconductors and Science Act of 2022 (the “CHIPS Act”) was signed into law, which provides certain financial incentives with the intention of increasing American semi-conductor research, development and production and promoting domestic scientific and technological advances. The enactment of the CHIPS Act did not result in any material impact to the Company’s income tax provision for fiscal year 2023.

Income tax (expense) benefit for the years ended March 31, 2023, 2022 and 2021 consisted of:

	2023	2022	2021
	(in thousands)
Current:
Federal	$—	$—	$—
State	(18)	(28)	(3)
Total current (expense) benefit	(18)	(28)	(3)
Deferred:
Federal	—	—	—
State	—	—	—
Total deferred expense	—	—	—
Income tax expense	$(18)	$(28)	$(3)

The following table reconciles the amount of income taxes computed at the federal tax rate of 21% for each of the years ended March 31, 2023, 2022 and 2021, to the amount reflected in the Company’s consolidated statements of operations for the years ended March 31, 2023, 2022 and 2021:

	2023	2022	2021
	(in thousands)
Tax provision at federal statutory income tax rate	$952	$(591)	$(263)
Stock-based compensation	(23)	(16)	(11)
Decrease (increase) in valuation allowance	(518)	557	(17)
State and local income taxes, net of federal tax benefit	(12)	(2)	1
Expired losses	(380)	—	—
Deferred tax true-up	(24)	34	27
CARES Act, PPP Loan Forgiveness	—	—	298
Other, net	(13)	(10)	(38)
Income tax expense	$(18)	$(28)	$(3)

The tax effects of temporary differences related to various assets, liabilities and carry forwards that give rise to deferred tax assets and deferred tax liabilities as of March 31, 2023 and 2022 are as follows:

	2023	2022
	(in thousands)
Deferred tax assets:
Net operating loss carry forwards	$3,570	$3,140
Inventory	50	175
Compensation accrual	177	251
Tax credit carry forwards	28	28
Interest limitation	108	—
Operating lease right-of-use assets	1,323	1,025
Section 174 Costs	118	—
Other	26	27
Gross deferred tax assets	5,400	4,646
Less valuation allowance	(2,990)	(2,473)
Net deferred tax assets	2,410	2,173

Deferred tax liabilities:
Operating lease obligations	(1,328)	(1,027)
Depreciation and amortization	(1,082)	(1,146)
Net deferred tax liabilities	(2,410)	(2,173)
Net deferred tax assets (liabilities)	$—	$—

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

As of March 31, 2023, 2022 and 2021, the Company has concluded that a valuation allowance was appropriate in light of the significant negative evidence, which was objective and verifiable, primarily the cumulative losses in recent years.

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

At March 31, 2023, the Company has net operating loss carry forwards and tax credit carry forwards available to offset future federal income tax as follows (in thousands):

Expires March 31,	Net Operating Loss	State Net Operating Losses	Research and Experimentation Tax Credit
	(in thousands)
2025	$—	$—	$8
2026	159	—	2
2027	2,665	—	—
Thereafter	4,379	11,150	18
Indefinite	6,850	—	—
	$14,053	$11,150	$28

At March 31, 2023, the Company has federal net operating loss carry forwards of $14,053,000, of which $7,203,000 of the losses carried forward were generated prior to the 2018 tax year and have a 20 year carry forward and are available to offset 100% of taxable income. The remaining $6,850,000 of the losses were generated in tax years 2018 or later, which have an unlimited carry forward and are limited to 80% of taxable income. At March 31, 2023, the Company had state tax net operating loss carry forwards available to offset future California state taxable income of $2,946,000. These carry forwards expire March 31, 2030 through 2040. At March 31, 2023, the Company had state tax net operating loss carry forwards available to offset future Hawaii state taxable income of $7,914,000. These carry forwards expire March 31, 2030 through 2040. At March 31, 2023, the Company had $290,000 of net operating loss carry forwards between the remaining states filed in.

The following, in general, represents the open tax years and jurisdictions that the Company used in its evaluation of tax positions. The Company has unused net operating losses carried forward, which cause the statute to remain open up to the amount of unused loss with the statute not begin until the year in which they are used.

Open tax years ending March 31,			Jurisdiction
2020	-	2023	U.S. Federal
2020	-	2023	State of Hawaii
2019	-	2023	State of California

15.	RELATED-PARTY TRANSACTIONS AND BALANCES

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

On December 14, 2022, the Company entered into a First Amendment (the “Amendment”) to the Skywords Amended Note. The Amendment extends the maturity date to April 12, 2025 and increases the revolving amount that the Company may borrow from time to time under the Skywords Note from $500,000 to $1,000,000. All other terms of the Skywords Note remain the same.

At both March 31, 2023 and 2022, the Skywords Note principal balance was $1,000,000, and was included in long-term debt on the Consolidated Balance Sheets. At March 31, 2023 and 2022, the balance on the Revolver was $500,000 and $0, respectively, and was included in line of credit – related party on the Consolidated Balance Sheets. At March 31, 2023 and 2022, the interest rates were 7.5% and 5.0%, respectively.

16.	SUBSEQUENT EVENTS

On May 2, 2023, the Company was notified by Nasdaq that the Company is not in compliance with Nasdaq’s Listing Rule 5550(a)(2), as the minimum bid price of the Company’s common stock had been below $1.00 per share for 30 consecutive business days. Under Nasdaq’s rules, the notification of noncompliance had no immediate effect on the listing or trading of the Company’s common stock on Nasdaq under the symbol “CYAN”. Under Nasdaq’s rules, the Company was given 180 days, or until October 30, 2023, to achieve compliance with the minimum bid price requirement. To regain compliance, the minimum bid price of the Company’s common stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days prior to the expiration of the 180-day grace period. Failure to regain compliance during this period could result in delisting.

On June 15, 2023, the Company was notified by Nasdaq that the Company has regained compliance with the Nasdaq's Listing Rule 5500(a)(2) and is in compliance with all applicable listing standards.

The Company had no additional subsequent events, other than those mentioned above, in Note 6 regarding the Bank waiver letter dated June 22, 2023, and in Note 9 for Restricted Stock and RSUs issued in April 2023.

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

Management’s Report on Internal Control over Financial Reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management evaluated the effectiveness of our internal control over financial reporting as of March 31, 2023. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control - Integrated Framework” (2013 Framework). Based on our assessment, using those criteria, management concluded that our internal control over financial reporting was effective as of March 31, 2023.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal year ended March 31, 2023 that has materially affected, or was reasonably likely to materially affect, our internal control over financial reporting.

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

Information with respect to Directors may be found under captions “Proposal One: Election of Directors,” “Board Meetings and Committees,” “Director Compensation,” “Security Ownership of Certain Beneficial Owners and Management: and “Compliance with Section 16(a) of the Exchange Act” contained in Cyanotech’s definitive 2023 Proxy Statement. Information on Executive Officers may be found under the caption “Executive Officers” contained in Cyanotech’s definitive 2023 Proxy Statement.

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

The information required by this Item is incorporated herein by reference from the sections captioned “Executive Compensation and Other Information,” “Equity Compensation Plan Information” and “Option Grants in Fiscal Year 2023,” contained in Cyanotech’s definitive 2023 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The security ownership information required by this Item is incorporated herein by reference from the sections captioned “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” contained in Cyanotech’s definitive 2023 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item, if any, is incorporated herein by reference from the sections captioned “Related Party Transactions” contained in Cyanotech’s definitive 2023 Proxy Statement.

Item 14.	Principal Accountant Fees and Services

Information concerning principal accountant fees and services appears under the heading “Independent Registered Public Accounting Firm’s Fees” in Cyanotech’s definitive 2023 Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statements Schedules

(a)		Financial Statements and Schedule

	(1)	The following Financial Statements of Cyanotech Corporation and the Report of Independent Registered Public Accounting Firm are included in Item 8 of this report:
		Report of Independent Registered Public Accounting Firm (PCAOB ID Number 248)	26
		Consolidated Balance Sheets as of March 31, 2023 and 2022	27
		Consolidated Statements of Operations for the years ended March 31, 2023, 2022 and 2021	28
		Consolidated Statements of Stockholders’ Equity for the years ended March 31, 2023, 2022 and 2021	28
		Consolidated Statements of Cash Flows for the years ended March 31, 2023, 2022 and 2021	29
		Notes to Consolidated Financial Statements	30
			31
	(2)	The following financial statement schedule is included in this report on the pages indicated below:
		Schedule II—Valuation and Qualifying Accounts	52

Financial statement schedules not listed above have been omitted since they are either not required, not applicable or the information is included in the consolidated financial statements or notes thereto.

(b)	Exhibit Listing

Exhibit Number	Document Description
3.1	Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, filed November 9, 2012, File No. 0-14602).
3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to the Company’s Report on Form 8-K filed January 13, 2010, File No. 0-14602)
4.1	Specimen Common Stock (Incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2007, File No. 0-14602)
4.2*	Description of Registrant’s Securities
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

10.7	2014 Independent Director Stock Option and Restricted Stock Grant Plan (Incorporated by reference to the Company’s Definitive Proxy Statement filed July 18, 2014)
10.8	2014 Independent Director Stock Option and Restricted Stock Grant Plan and Amendment (Incorporated by reference to the Company’s Definitive Proxy Statement filed on July 15, 2021)
10.9	2016 Equity Incentive Plan (Incorporated by reference to the Company’s Definitive Proxy Statement filed July 15, 2016.
10.10

Revolving Credit Agreement, by and between First Foundation Bank and the Company, dated June 3, 2016. (Incorporated by reference as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 1, 2016).

10.11

Supplemental Agreement No. 1 to Modify Sublease No. K-26, by and among LLC, the Natural Energy Laboratory of Hawaii Authority, and the Company, effective as of October 1, 2018 (Incorporated by reference as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 7, 2018)

10.12

Sublease No. K-26, by and between the Natural Energy Laboratory of Hawaii Authority and Cellana LLC (assigned to the Company), effective as of October 1, 2018 (Incorporated by reference as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 7, 2018)

10.13

Promissory Note by and between Skywords Family Foundation, Inc. and Cyanotech Corporation, dated April 12, 2019 (Incorporated by reference as Exhibit 10.1 to the Company's Current Report on Form 8-K filed April 12, 2019)

10.14

Promissory note by and between First Hawaiian Bank and Cyanotech Corporation, dated April 30, 2020 (Incorporated by reference as Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 11, 2020)

10.15

Executive Employment Agreement, dated as of September 28, 2020, by and between Felicia Ladin and Cyanotech Corporation (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 1, 2020)

10.16

Amended and Restated Promissory Note, dated April 12, 2021, by and between Skywords Family Foundation, Inc. and Cyanotech Corporation (Incorporated by reference as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 16, 2021)

10.17

Intercreditor and Subordination Agreement, dated April 12, 2021, by and between First Foundation Bank, Skywords Family Foundation, Inc. and Cyanotech Corporation (Incorporated by reference as Exhibit 10.2 to the Company’s Current Report on Form 8-K file April 16, 2021)

10.18

Executive Employment Agreement, dated as of June 16, 2022, by and between Matthew K. Custer and Cyanotech Corporation (Incorporated by reference as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 22, 2022)

10.19

First Amendment to Amended and Restated Promissory Note, dated December 14, 2022, by and between Skywords Family Foundation, Inc. and Cyanotech Corporation (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 19, 2022)

21.1	Subsidiaries of the Company (Incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2012, File No. 0-14602)
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of June 27, 2023.
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of June 27, 2023.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed as of June 27, 2023.
99.1*	Press Release dated June 27, 2023.
101

The following financial information from our Annual Report on Form 10-K for fiscal year ended March 31, 2023, filed with the SEC on June 27, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets at March 31, 2023 and 2022, (ii) the Consolidated Statements of Operations for the years ended March 31, 2023, 2022 and 2021, (iii) the Consolidated Statements of Stockholders’ Equity for the years ended March 31, 2023, 2022 and 2021, (iv) the Consolidated Statements of Cash Flows for the years ended March 31, 2023 and 2022, and (v) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)
* Included herewith. Other exhibits were filed as shown above.

Schedule II

Cyanotech Corporation

Valuation and Qualifying Accounts

Years Ended March 31, 2023, 2022 and 2021

(in thousands)

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expense	Charged to Other Accounts	Deductions	Balance at End of Year
Allowance for Doubtful Accounts:
2023	$67	$64	$—	$67	$64
2022	32	40	—	5	67
2021	13	46	—	27	32

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27 day of June, 2023.

CYANOTECH CORPORATION

By:	/s/ Matthew K. Custer
Matthew K. Custer
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Matthew K. Custer	President and Chief Executive Officer	June 27, 2023
Matthew K. Custer	(Principal Executive Officer)

/s/ Felicia Ladin	Chief Financial Officer, Vice President—Finance and	June 27, 2023
Felicia Ladin	Administration, and Treasurer (Principal Financial Officer)

/s/ Michael A. Davis	Chairman of the Board	June 27, 2023
Michael A. Davis

/s/ Angela M. McElwee	Director	June 27, 2023
Angela M. McElwee

/s/ Walter B. Menzel	Director	June 27, 2023
Walter B. Menzel

/s/ David M. Mulder	Director	June 27, 2023
David M. Mulder

/s/ David L. Vied	Director	June 27, 2023
David L. Vied

Exhibit Number	Document Description
3.1	Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, filed November 9, 2012, File No. 0-14602)
3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to the Company’s Report on Form 8-K filed January 13, 2010, File No. 0-14602)
4.1	Specimen Common Stock (Incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2007, File No. 0-14602)
4.2*	Description of the Registrant’s Securities
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

10.7	2014 Independent Director Stock Option and Restricted Stock Grant Plan (Incorporated by reference to the Company’s Definitive Proxy Statement filed July 18, 2014)
10.8	2014 Independent Director Stock Option and Restricted Stock Grant Plan and Amendment (Incorporated by reference to the Company’s Definitive Proxy Statement filed on July 15, 2021)
10.9	2016 Equity Incentive Plan (Incorporated by reference to the Company’s Definitive Proxy Statement filed July 15, 2016)
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

10.15

Executive Employment Agreement, dated as of September 28, 2020, by and between Felicia Ladin and Cyanotech Corporation (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 1, 2020).

10.16

Amended and Restated Promissory Note, dated April 12, 2021, by and between Skywords Family Foundation, Inc. and Cyanotech Corporation (Incorporated by reference as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 16, 2021).

10.17

Intercreditor and Subordination Agreement, dated April 12, 2021, by and between First Foundation Bank, Skywords Family Foundation, Inc. and Cyanotech Corporation (Incorporated by reference as Exhibit 10.2 to the Company’s Current Report on Form 8-K file April 16, 2021).

10.18

Executive Employment Agreement, dated as of June 16, 2022, by and between Matthew K. Custer and Cyanotech Corporation (Incorporated by reference as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 22, 2022)

10.19

First Amendment to Amended and Restated Promissory Note, dated December 14, 2022, by and between Skywords Family Foundation, Inc. and Cyanotech Corporation (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 19, 2022)

21.1	Subsidiaries of the Company (Incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2012)
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of June 27, 2023
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of June 27, 2023
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed as of June 27, 2023
99.1*	Press Release dated June 27, 2023
101

The following financial information from our Annual Report on Form 10-K for fiscal year ended March 31, 2023, filed with the SEC on June 27, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets at March 31, 2023 and 2022, (ii) the Consolidated Statements of Operations for the years ended March 31, 2023, 2022 and 2021, (iii) the Consolidated Statements of Stockholders’ Equity for the years ended March 31, 2023, 2022 and 2021, (iv) the Consolidated Statements of Cash Flows for the years ended March 31, 2023 and 2022, and (v) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)