Form 10-Q
period 2023-09-30
CYANOTECH CORP
filed 2023-11-08
CIK 768408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended September 30, 2023

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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

As of November 3, 2023, the number of shares outstanding of the registrant’s common stock was 6,486,600.

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

CYANOTECH CORPORATION

FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

CYANOTECH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	September 30, 2023	March 31, 2023
ASSETS
Current assets:
Cash	$1,236	$974
Accounts receivable, net of allowance for credit losses of $11 as of September 30, 2023 and $64 as of March 31, 2023	1,430	1,331
Inventories	9,591	10,707
Prepaid expenses and other current assets	428	484
Total current assets	12,685	13,496

Equipment and leasehold improvements, net	10,775	11,366
Operating lease right-of-use assets, net	4,534	4,776
Other assets	88	90
Total assets	$28,082	$29,728

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,392	$1,021
Accrued expenses	897	1,101
Customer deposits	127	89
Operating lease obligations, current portion	506	483
Line of credit	1,480	1,540
Line of credit – related party	1,000	500
Current maturities of long-term debt	3,257	3,369
Total current liabilities	8,659	8,103

Long-term debt, less current maturities	1,000	1,000
Long-term operating lease obligations	4,016	4,275
Other long-term liabilities	—	3
Total liabilities	13,675	13,381

Commitments and contingencies

Stockholders’ equity:
Preferred stock of $0.01 par value, authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock of $0.02 par value, authorized 50,000,000 shares; issued and outstanding 6,473,779 shares at September 30, 2023 and 6,271,971 shares at March 31, 2023	129	125
Additional paid-in capital	34,078	33,856
Accumulated deficit	(19,800)	(17,634)
Total stockholders’ equity	14,407	16,347
Total liabilities and stockholders’ equity	$28,082	$29,728

See accompanying notes to condensed consolidated financial statements

CYANOTECH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022

Net sales	$6,373	$5,179	$11,519	$11,895
Cost of sales	4,285	3,389	7,899	7,787
Gross profit	2,088	1,790	3,620	4,108

Operating expenses:
General and administrative	1,160	1,279	2,434	2,608
Sales and marketing	1,385	1,142	2,661	2,310
Research and development	175	206	366	452
Total operating expenses	2,720	2,627	5,461	5,370

Loss from operations	(632)	(837)	(1,841)	(1,262)

Interest expense, net	(163)	(103)	(323)	(147)

Loss before income taxes	(795)	(940)	(2,164)	(1,409)

Income tax expense	2	—	2	3

Net loss	$(797)	$(940)	$(2,166)	$(1,412)

Net loss per share:
Basic	$(0.13)	$(0.15)	$(0.34)	$(0.23)
Diluted	$(0.13)	$(0.15)	$(0.34)	$(0.23)

Shares used in calculation of net loss per share:
Basic	6,366	6,228	6,328	6,216
Diluted	6,366	6,228	6,328	6,216

See accompanying notes to condensed consolidated financial statements

CYANOTECH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

Three months ended September 30, 2023 and 2022

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	(in thousands, except per share data)
Balances at June 30, 2023	6,291,086	$126	$33,917	$(19,003)	$15,040
Issuances of common stock for Directors Stock Grants	159,493	3	123	—	126
Issuances of vested shares of restricted stock	35,718	—	(11)	—	(11)
Shares withheld for tax payments	(12,518)	—	—	—	—
Share-based compensation expense	—	—	49	—	49
Net loss	—	—	—	(797)	(797)
Balances at September 30, 2023	6,473,779	$129	$34,078	$(19,800)	$14,407

Balances at June 30, 2022	6,203,643	$124	$33,576	$(14,666)	$19,034
Issuances of common stock for Director Stock Grants	64,489	1	157	—	158
Issuances of vested shares of restricted stock	6,035	—	(7)	—	(7)
Shares withheld for tax payments	(2,196)	—	—	—	—
Share-based compensation expense	—	—	41	—	41
Net loss	—	—	—	(940)	(940)
Balances at September 30, 2022	6,271,971	$125	$33,767	$(15,606)	$18,286

Six months ended September 30, 2023 and 2022

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	(in thousands, except per share data)
Balances at March 31, 2023	6,271,971	$125	$33,856	$(17,634)	$16,347
Issuances of common stock for Directors Stock Grants	159,493	3	123	—	126
Issuances of common stock to Directors in lieu of cash	17,672	—	15	—	15
Issuances of vested shares of restricted stock	37,996	1	(12)	—	(11)
Shares withheld for tax payments	(13,353)	—	—	—	—
Share-based compensation expense	—	—	96	—	96
Net loss	—	—	—	(2,166)	(2,166)
Balances at September 30, 2023	6,473,779	$129	$34,078	$(19,800)	$14,407

Balances at March 31, 2022	6,202,223	$124	$33,557	$(14,194)	$19,487
Issuances of common stock for Directors Stock Grants	64,489	1	157	—	158
Issuances of vested shares of restricted stock	8,312	—	(10)	—	(10)
Shares withheld for tax payments	(3,053)	—	—	—	—
Share-based compensation expense	—	—	63	—	63
Net loss	—	—	—	(1,412)	(1,412)
Balances at September 30, 2022	6,271,971	$125	$33,767	$(15,606)	$18,286

See accompanying notes to condensed consolidated financial statements

CYANOTECH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,166)	$(1,412)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	811	834
Amortization of debt issue costs and other assets	15	23
Amortization of operating leases right-of-use assets	242	214
Share-based compensation expense	222	221
Provision for doubtful accounts	11	—
Net (increase) decrease in assets:
Accounts receivable	(110)	1,546
Inventories	1,116	(2,622)
Prepaid expenses and other assets	49	197
Net increase (decrease) in liabilities:
Accounts payable	437	(826)
Accrued expenses	(188)	(334)
Customer deposits	38	(72)
Operating lease obligations	(236)	(220)
Other liabilities	(3)	(9)
Net cash provided by (used in) operating activities	238	(2,460)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in equipment and leasehold improvements	(286)	(690)
Net cash used in investing activities	(286)	(690)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (payments) draws on line of credit	(60)	1,300
Net draws on line of credit – related party	500	—
Principal payments on long-term debt	(118)	(350)
Taxes paid related to net share settlement of restricted stock units	(12)	(10)
Net cash provided by financing activities	310	940
Net increase (decrease) in cash	262	(2,210)
Cash at beginning of period	974	2,589
Cash at end of period	$1,236	$379

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$273	$149
Income taxes	$6	$28

See accompanying notes to condensed consolidated financial statements

CYANOTECH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

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

Liquidity and Going Concern

The accompanying condensed consolidated financial statements as of and for the three and six months ended September 30, 2023 and 2022, and as of March 31, 2023, have been prepared assuming the Company will continue as a going concern. The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company sustained operating losses and negative cash flows from operation for most of these same periods. Further, as discussed below, the Company was not in compliance with a debt covenant requirement at March 31, 2023 and First Foundation Bank (the “Bank”) instituted a freeze on additional advances from the Revolving Credit Agreement (“Credit Agreement”). These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expense that may be necessary if the Company was unable to continue as a going concern.

As of September 30, 2023, the Company had cash of $1,236,000 and working capital of $4,026,000 compared to $974,000 and $5,393,000, respectively, as of March 31, 2023. The Company has a Credit Agreement with the Bank that provided for borrowings up to $2,000,000 on a revolving basis, however, as part of the covenant waiver at March 31, 2023, the borrowings under this line of credit were frozen at the outstanding balance on June 22, 2023, at $1,770,000. As of September 30, 2023 and March 31, 2023, the Company had outstanding borrowings of $1,480,000 and $1,540,000, respectively, on the line of credit.  The line of credit, which was subject to renewal on August 30, 2023, was converted on October 13, 2023 to a term loan with no further advances or distributions and matures on August 30, 2024. (See Note 5).

The Company also has a loan facility with a related party that allows the Company to borrow up to $2,000,000 on a revolving basis (the “Revolver”). At September 30, 2023 and March 31, 2023, the Company had $1,000,000 and $500,000, respectively, outstanding borrowings on the Revolver, which were included in line of credit – related party on the Condensed Consolidated Balance Sheets. The Revolver expires on April 12, 2025 (see Notes 5 and 12).

As of September 30, 2023, the Company had $3,343,000 of debt (“Term Loans”) payable to the Bank that require the payment of principal and interest monthly through August 2032. Pursuant to the Term Loans and the Credit Agreement, the Company is subject to annual financial covenants, customary affirmative and negative covenants and certain subjective acceleration clauses. As of March 31, 2023, the Company debt service coverage ratio fell short of the Bank’s annual requirement. On June 22, 2023, the Bank provided the Company with a letter waiving the covenant violation as of March 31, 2023, but noting that the Bank reserved its right to declare a default in the future if any covenants remain out of compliance at applicable measurement dates.

In April 2019, the Company obtained a loan in the amount of $1,500,000 from a related party. The proceeds were used to pay down accounts payable and for general operating capital purposes. On April 12, 2021, December 14, 2022 and August 14, 2023, the Company amended this loan (see Notes 5 and 12). As of both September 30, 2023 and March 31, 2023, the Company had $1,000,000 outstanding on the related party note. The loan matures on April 12, 2025.

The Company continues to experience a loss from operations as the impacts from the macroeconomic environment continued to lead to lower sales across the majority of the Company's portfolio on a year-to-date basis.  Since the second quarter of fiscal year 2023, the Company drew a net of $1,480,000 on its line of credit and $1,000,000 on the Revolver.  To address the resulting cash flow challenges, the Company continues to monitor cost savings initiatives implemented in fiscal year 2023, including stopping or slowing production of inventory in alignment with current customer demand, maintaining a reduced headcount and compensation, primarily through attrition and furloughs, respectively, and eliminating certain discretionary selling, general and administrative expenses.

Funds generated by operating activities and available cash are the Company’s most significant sources of liquidity for working capital requirements, debt service and funding of maintenance levels of capital expenditures.  The Company has developed its operating plan to produce the cash flows necessary to meet all financing requirements.  Although the Company has a history of either being in compliance with debt covenants, or obtaining the necessary waivers, execution of its operating plan is dependent on many factors, some of which are not within the control of the Company. However, no assurances can be provided that the Company will achieve its operating plan and cash flow projections for this fiscal year or its projected consolidated financial position as of September 30, 2024. Such estimates are subject to change based on future results and such change could cause future results to vary significantly from expected results.

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

Concentration Risk

A significant portion of revenues and accounts receivables are derived from a few major customers. For the three months ended September 30, 2023, two customers individually accounted for 42% and 16% of the Company’s total net sales, and for the three months ended September 30, 2022, one customer accounted for 48% of the Company’s total net sales. For the six months ended September 30, 2023, two customers individually accounted for 38% and 17% of the Company’s total net sales, and for the six months ended September 30, 2022, two customers individually accounted for 35% and 10% of the Company’s total net sales. Two customers accounted for 94% and 46% of the Company’s accounts receivable balance as of September 30, 2023 and March 31, 2023, respectively.

Accounts Receivable

Accounts receivable balances are recorded at the invoiced amount and do not accrue interest. Credit is extended based on evaluation of the customer’s financial condition. Collateral is not required. The allowance for credit losses reflects management’s best estimate of expected credit losses inherent in the accounts receivable balance. Management determines the allowances based on historical experience, specifically identified nonpaying customers and other currently available evidence, including the likelihood of each customer not being able to pay, due to the Company’s small customer and recurring customer base. Management reviews its customer account balances monthly with a focus on significant individual past due balances over 90 days. All other balances are reviewed on a pooled basis. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers or otherwise.

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

Customer contract liabilities consist of customer deposits received in advance of fulfilling an order and are shown separately on the Condensed Consolidated Balance Sheets. During the three months ended September 30, 2023 and 2022, the Company recognized $3,000 and $0, respectively, of revenue from deposits that were included in contract liabilities as of March 31, 2023 and 2022, respectively. During the six months ended September 30, 2023 and 2022, the Company recognized $18,000 and $91,000, respectively, of revenue from deposits that were included in contract liabilities as of March 31, 2023 and 2022, respectively. The Company’s contracts have a duration of one year or less and therefore, the Company has elected the practical expedient of not disclosing revenues allocated to partially unsatisfied performance obligations.

Disaggregation of Revenue

The following table represents revenue disaggregated by major product line and extraction services for the:

($ in thousands)	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022
Packaged sales
Astaxanthin packaged	$3,697	$2,854
Spirulina packaged	1,594	1,061
Total packaged sales	5,291	3,915

Bulk sales
Astaxanthin bulk	607	333
Spirulina bulk	359	784
Total bulk sales	966	1,117

Contract extraction and R&D services revenue	116	147
Total net sales	$6,373	$5,179

($ in thousands)	Six Months Ended September 30, 2023	Six Months Ended September 30, 2022
Packaged sales
Astaxanthin packaged	$6,504	$6,379
Spirulina packaged	3,169	2,572
Total packaged sales	9,673	8,951

Bulk sales
Astaxanthin bulk	907	827
Spirulina bulk	722	1,877
Total bulk sales	1,629	2,704

Contract extraction and R&D services revenue	217	240
Total net sales	$11,519	$11,895

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

Inventories are stated at the lower of cost or net realizable value. Cost is determined by the first-in, first-out method. Inventories consist of the following as of:

	September 30, 2023	March 31, 2023
	(in thousands)
Raw materials	$1,596	$1,887
Work in process	2,431	2,049
Finished goods	5,322	6,502
Supplies	242	269
Inventories	$9,591	$10,707

The Company recognizes abnormal production costs, including fixed cost variances from normal production capacity, fixed production overhead costs, idle facilities, freight handling costs and spoilage, as an expense in the period incurred, without adjusting overhead absorption rates. Normal production capacity is defined as the production expected to be achieved over a number of periods or seasons under normal circumstances, taking into account the loss of capacity resulting from planned maintenance. The Company had no abnormal production costs for the three months ended September 30, 2023 and 2022. The Company expensed abnormal production costs of $133,000 and $0 to cost of sales for the six months ended September 30, 2023 and 2022, respectively.

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

Other non-inventoriable fixed costs of $136,000 and $34,000 were expensed to cost of sales for the three months ended September 30, 2023 and 2022, respectively. Other non-inventoriable fixed costs of $325,000 and $69,000 were expensed to cost of sales for the six months ended September 30, 2023 and 2022, respectively.

4.	EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements consist of the following as of:

	September 30, 2023	March 31, 2023
	(in thousands)
Equipment	$21,742	$21,649
Leasehold improvements	15,071	15,038
Furniture and fixtures	413	407
	37,226	37,094
Less accumulated depreciation and amortization	(26,732)	(25,947)
Construction-in-progress	281	219
Equipment and leasehold improvements, net	$10,775	$11,366

Management has determined that no asset impairment existed as of September 30, 2023. Depreciation and amortization expense were approximately $404,000 and $417,000 for the three months ended September 30, 2023 and 2022, respectively. Depreciation and amortization expense were approximately $811,000 and $834,000 for the six months ended September 30, 2023 and 2022, respectively.

5.	LINE OF CREDIT AND LONG-TERM DEBT

Total debt consists of the following as of:

	September 30, 2023	March 31, 2023
	(in thousands)
Line of credit	$1,480	$1,540
Line of credit – related party	1,000	500
Long-term debt	3,343	3,461
Long-term debt - related party	1,000	1,000
Unamortized debt issuance costs	(86)	(92)
Less current maturities	(5,737)	(5,409)
Total long-term debt, net of current maturities	$1,000	$1,000

Line of Credit and Term Loans

On August 30, 2016, the Credit Agreement, which the Company entered into with the Bank on June 3, 2016, became effective after the Company and the Bank received the necessary approvals from the State of Hawaii to secure the lien on the Company’s leasehold property in Kona, Hawaii. The Credit Agreement allowed the Company to borrow up to $2,000,000 on a revolving basis. Borrowings under the Credit Agreement bear interest at the Wall Street Journal prime rate (8.5% at September 30, 2023 and 8.0% at March 31, 2023) plus 2%, floating, provided that at no time shall the annual interest rate be less than 5.25%.

At September 30, 2023 and March 31, 2023, the outstanding balance under the Credit Agreement was $1,480,000 and $1,540,000, respectively, was included in current liabilities on the Condensed Consolidated Balance Sheets. The line of credit, which is subject to annual renewal, was converted on October 13, 2023, to a term loan, with no further advances or disbursements under this line and matures on August 30, 2024. The term loan requires monthly payments of $40,000 plus interest accrued on the unpaid balance of the loan at the Wall Street Journal prime rate plus 2%, floating, provided that at no time shall the annual interest rate be less than 7.0%.

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

The provisions of the 2012 Loan required the payment of interest only for the first 12 months of the term; thereafter, and until its maturity on August 14, 2032, the obligation fully amortizes over nineteen (19) years. Interest on the 2012 Loan accrues on the outstanding principal balance at an annual variable rate equal to the published Wall Street Journal prime rate (8.25% and 7.5% at September 30, 2023 and March 31, 2023, respectively) plus 1.0% and is adjustable on the first day of each calendar quarter and fixed for that quarter, provided that at no time shall the annual interest rate be less than 5.5%. The balance under the 2012 Loan was $3,343,000 and $3,461,000 at September 30, 2023 and March 31, 2023, respectively, and was included in current maturities of long-term debt in the debt table above. See Loan Covenants, Violations and Waiver below.

The 2012 Loan included a one-time origination and guaranty fees totaling $214,500 and an annual renewal fee payable in the amount of 0.25% of the USDA guaranteed portion of the outstanding principal balance as of December 31 of each year, beginning December 31, 2012. The USDA has guaranteed 80% of all amounts owing under the 2012 Loan. The balance in unamortized debt issuance costs was $86,000 and $92,000 at September 30, 2023 and March 31, 2023, respectively, and was included in current maturities of long-term debt in the debt table above. See Loan Covenants, Violations and Waiver below.

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

Line of Credit and Debt – Related Party

In April 2019, the Company obtained a loan in the amount of $1,500,000 with a related party and the interest was payable quarterly.  The loan was originally due in April 2021. In April 2021, the Company amended the loan, which extended the expiration to April 2024, converted $500,000 into the Revolver, adjusted the interest rate to reflect a floor of 5%, and granted a security interest in substantially all of the Company’s personal property assets, subject to limited exceptions. Concurrently, with the amendment and conversion of the original loan, the Company repaid in cash the principal amount of $500,000 plus accrued interest to date of $1,900 (see Note 12).  In December 2022, the Company amended the loan to extend the expiration to April 2025 and increase the Revolver to $1,000,000. On August 14, 2023, the Company amended the loan to increase the Revolver to $2,000,000.

At both September 30, 2023 and March 31, 2023, the balance under this loan was $1,000,000, which was included in long-term debt in the debt table above. At September 30, 2023 and March 31, 2023, the balance under the Revolver was $1,000,000 and $500,000, respectively, which was included in line of credit – related party in the debt table above. Interest accrues on the outstanding principal balance and the Revolver at an annual variable rate equal to the published Wall Street Journal prime rate (8.25% and 7.5% at September 30, 2023 and March 31, 2023, respectively) plus 1.0% and is adjustable on the first day of each calendar quarter and fixed for that quarter, provided that at no time shall the annual interest rate be less than 5.0%.

Future principal payments under the loans at September 30, 2023 are as follows:

Fiscal year payments due	(in thousands)
Remainder of 2024	$3,343
2026	1,000
Total principal payments	$4,343

6.	OPERATING LEASES

The Company leases facilities, equipment and land under non-cancelable operating leases expiring through 2037. One of its facility leases contains price escalations and a renewal option for five years. Right-of-use assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Right-of-use assets and liabilities were recognized at April 1, 2019 based on the present value of lease payments over the lease term, using the Bank’s incremental borrowing rate based on the information available at recognition, and the Company has elected to exclude non-lease components. The Company also leases two 84-month solar leases for two of its buildings, which are included in the right-of-use assets and liabilities. At September 30, 2023, the weighted average remaining lease terms of all operating leases was 9.4 years, the weighted average discount rate was 7.3%, and for the six months ended September 30, 2023 and 2022, the operating lease costs were $409,000 and $344,000, respectively.

Supplemental balance sheet information related to leases consist of the following as of:

Operating leases	Balance Sheet Classification	September 30, 2023	March 31, 2023
		(in thousands)
Right-of-use assets	Operating lease right-of-use assets	$6,149	$6,149
Accumulated lease amortization	Operating lease right-of-use assets	(1,615)	(1,373)

Total right-of-use assets		$4,534	$4,776

Current lease liabilities	Operating lease obligations	$506	$483
Non-current lease liabilities	Long-term operating lease obligations	4,016	4,275

Total lease liabilities		$4,522	$4,758

Maturities of lease liabilities at September 30, 2023 are as follows:

Payments	(in thousands)
Remainder of 2024	$407
2025	811
2026	795
2027	803
2028	496
Thereafter	2,952
Total undiscounted lease payments	6,264
Less: present value discount	(1,742)
Total lease liability balance	$4,522

7.	ACCRUED EXPENSES

Accrued expenses consist of the following as of:

	September 30, 2023	March 31, 2023
	(in thousands)
Bonus and profit sharing	$115	$143
Wages	207	215
Vacation	362	393
Interest and legal	33	30
Other accrued expenses	180	320
Total accrued expenses	$897	$1,101

8.	COMMITMENTS AND CONTINGENCIES

From time to time, the Company may be involved in litigation and investigations relating to claims and matters arising out of its operations in the normal course of business. There were no significant legal matters outstanding at September 30, 2023.

9.	SHARE-BASED COMPENSATION

The Company has share-based compensation plans, which are more fully described in Note 9, Share-Based Compensation, to the Consolidated Financial Statements included in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2023 as filed with the SEC on June 27, 2023.

As of September 30, 2023, the Company had two equity-based compensation plans: the 2016 Equity Incentive Plan (the “2016 Plan”) and the 2014 Independent Director Stock Option and Restricted Stock Grant Plan and Amendment (the “2014 Directors Plan”). These plans allowed the Company to award stock options and shares of restricted common stock to eligible employees, certain outside consultants and independent directors.

The following table presents shares authorized, available for future grant and outstanding under each of the Company’s plans:

	As of September 30, 2023
	Authorized	Available	Outstanding

2016 Plan	1,300,000	804,759	344,016
2014 Directors Plan	650,000	46,041	12,000
Total	1,950,000	850,800	356,016

Stock Options

All stock option grants made under the equity-based compensation plans were issued at exercise prices no less than the Company’s closing stock price on the date of grant. Options under the 2016 Plan and 2014 Directors Plan were determined by the Board of Directors or the Compensation Committee of the Board of Directors in accordance with the provisions of the respective plans.  The terms of each option grant include vesting, exercise, and other conditions set forth in a Stock Option Agreement evidencing each grant. No option can have a life in excess of ten (10) years. The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model. The model requires various assumptions, including a risk-free interest rate, the expected term of the options, the expected stock price volatility over the expected term of the options, and the expected dividend yield. Compensation expense for employee stock options is recognized ratably over the vesting term. Compensation expense recognized for options issued under all Plans was $24,000 for both the three months ended September 30, 2023 and 2022. Compensation expense recognized for options issued under all Plans was $50,000 and $41,000 for the six months ended September 30, 2023 and 2022, respectively.

A summary of option activity under the Company’s stock plans for the six months ended September 30, 2023 is presented below:

Option Activity	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at March 31, 2023	253,000	$2.88	7.5	$—
Granted	50,000	$0.79
Expired	(6,000)	$5.56
Outstanding at September 30, 2023	297,000	$2.47	7.6	$500
Exercisable at September 30, 2023	172,000	$2.76	6.8	$—

The aggregate intrinsic value in the table above is before applicable income taxes and represents the excess amount over the exercise price optionees would have received if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price of $0.80 and $0.88 at September 30, 2023 and March 31, 2023, respectively.

A summary of the Company’s non-vested options for the six months ended September 30, 2023 is presented below:

Nonvested Options	Shares	Weighted Average Grant-Date Fair Value
Nonvested at March 31, 2023	141,667	$1.55
Granted	50,000	0.48
Vested	(66,667)	1.49
Nonvested at September 30, 2023	125,000	$1.16

The weighted average grant-date fair value of stock options granted during the six months ended September 30, 2023 was $24,000. As of September 30, 2023, total unrecognized stock-based compensation expense related to all unvested stock options was $99,000, which is expected to be expensed over a weighted average period of 1.5 years.

Restricted Stock

Grants of fully vested restricted stock issued to Non-Employee Directors during the six months ended September 30, 2023 and 2022 were 159,493 and 64,489, respectively. Compensation expense recognized for fully vested restricted stock grants under the 2014 Directors Plan was $126,000 and $158,000 for both the three and six months ended September 30, 2023 and 2022, respectively.

To reduce the Company’s ongoing cash expenses, the Nominating and Corporate Governance Committee of the Board of Directors adopted a resolution allowing each director to elect to receive his or her quarterly director fees in the form of restricted stock in lieu of cash. Two Board members elected to receive shares of restricted stock in lieu of cash for the third fiscal quarter of 2023. On April 3, 2023, 17,672 shares of fully vested restricted stock were issued to the two Board members. For the six months ended September 30, 2023, there was no compensation expense related to the issuance of this stock, as it was earned and recognized in fiscal year 2023 in the amount of $15,500.

For the second fiscal quarter of 2024, one Board member elected to receive shares of restricted stock in lieu of cash and on October 13, 2023, 12,821 shares of fully vested restricted stock were issued. As of September 30, 2023, $10,000 related to this stock issuance was included in accrued expenses in the Condensed Consolidated Balance Sheets.

Restricted Stock Units (“RSUs”)

RSUs are service-based awards granted to eligible employees under the 2016 Plan. Compensation expense recognized for RSUs issued under the 2016 Plan was $25,000 and $17,000 for the three months ended September 30, 2023 and 2022, respectively. Compensation expense recognized for RSUs issued under the 2016 Plan was $46,000 and $22,000 for the six months ended September 30, 2023 and 2022, respectively.

The following table summarizes information related to awarded RSUs:

Nonvested Restricted Stock Units	Shares	Weighted Average Grant Price
Nonvested restricted stock units at March 31, 2023	70,334	$3.04
Granted	28,018	0.83
Vested	(37,996)	2.35
Forfeited	(1,340)	1.99
Nonvested restricted stock units at September 30, 2023	59,016	$2.46

As of September 30, 2023, total unrecognized stock-based compensation expense related to unvested restricted stock units was $107,000, which is expected to be expensed over a weighted average period of 1.8 years.

10.	INCOME TAXES

The Company utilizes its estimated annual effective tax rate to determine its provision or benefit for income taxes for interim periods. The income tax provision or benefit is computed by multiplying the estimated annual effective tax rate by the year-to-date pre-tax book income (loss). The Company recorded $2,000 and $0 of income tax expense for the three months ended September 30, 2023 and 2022, respectively. The Company’s effective tax rate was (0.3%) and 0% for the three months ended September 30, 2023 and 2022, respectively. The Company recorded $2,000 and $3,000 of income tax expense for the six months ended September 30, 2023 and 2022, respectively. The Company’s effective tax rate was (0.1%) and 0% for the six months ended September 30, 2023 and 2022, respectively. The effective tax rates differ from the statutory rate of 21% as a result of state taxes (net of federal benefit) and the net change in valuation allowance against the net deferred tax asset the Company believes is not more likely than not to be realized.  The Company continues to carry a full valuation allowance on its net deferred tax assets.

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

As of September 30, 2023 and 2022, there was no liability for income tax associated with unrecognized tax benefits. The Company recognizes accrued interest related to unrecognized tax benefits as well as any related penalties in interest income or expense in its Condensed Consolidated Statements of Operations, which is consistent with the recognition of these items in prior reporting periods.

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

Reconciliations between the numerator and the denominator of the basic and diluted (loss) income per share computations for the three and six months ended September 30, 2023 and 2022 are as follows:

	Three Months Ended September 30, 2023
	Net Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands)
Basic and diluted loss per share	$(797)	6,366	$(0.13)

	Three Months Ended September 30, 2022
	Net Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands)
Basic and diluted loss per share	$(940)	6,228	$(0.15)

	Six Months Ended September 30, 2023
	Net Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands)
Basic and diluted loss per share	$(2,166)	6,328	$(0.34)

	Six Months Ended September 30, 2022
	Net Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands)
Basic and diluted loss per share	$(1,412)	6,216	$(0.23)

Basic and diluted per share amounts are the same in periods of a net loss because common share equivalents are anti-dilutive when a net loss is recorded. Diluted earnings per share does not include the impact of common stock options and restricted stock units totaling 1,000 and 5,000 for the three months ended September 30, 2023 and 2022, respectively, and 2,000 and 7,000 for the six months ended September 30, 2023 and 2022, respectively, as the effect of their inclusion would be anti-dilutive. Restricted stock units become dilutive within the period granted and remain dilutive until the units vest and are then included in the calculation of basic earnings per share.

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

On December 14, 2022, the Company entered into a First Amendment (the “First Amendment”) to the Skywords Amended Note. The First Amendment extends the maturity date to April 12, 2025 and increases the revolving amount that the Company may borrow from time to time under the Skywords Amended Note from $500,000 to $1,000,000. All other terms of the Skywords Amended Note remain the same.

On August 14, 2023, the Company entered into a Second Amendment (the “Second Amendment”) to the Skywords Amended Note. The Second Amendment increases the revolving amount that the Company may borrow from time to time under the Skywords Amended Note from $1,000,000 to $2,000,000. All other terms of the Skywords Amended Note remain the same.

At both September 30, 2023 and March 31, 2023, the Skywords Note principal balance was $1,000,000, and was included in long-term debt on the Condensed Consolidated Balance Sheets. At September 30, 2023 and March 31, 2023, the balance on the Revolver was $1,000,000 and $500,000, respectively, and was included in line of credit – related party on the Condensed Consolidated Balance Sheets. At September 30, 2023 and March 31, 2023, the interest rates were 9.25% and 8.5%, respectively.

13.	SUBSEQUENT EVENTS

The Company had no subsequent events, other than those mentioned in Note 5 regarding the Bank converting the line of credit to a term loan and in Note 9 for Restricted Stock issued in October 2023.

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

Results of Operations

The following tables present selected consolidated financial data for each of the periods indicated ($ in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net sales	$6,373	$5,179	$11,519	$11,895
Net sales increase (decrease)	23.1%		(3.2)%
Gross profit	$2,088	$1,790	$3,620	$4,108
Gross profit as % of net sales	32.8%	34.6%	31.4%	34.5%
Operating expenses	$2,720	$2,627	$5,461	$5,370
Operating expenses as % of net sales	42.7%	50.7%	47.4%	45.1%
Operating loss	$(632)	$(837)	$(1,841)	$(1,262)
Operating loss as % of net sales	(9.9)%	(16.2)%	(16.0)%	(10.6)%
Income tax expense	$2	$—	$2	$3
Net loss	$(797)	$(940)	$(2,166)	$(1,412)

Comparison of the Three Months Ended September 30, 2023 and 2022

Net Sales (in thousands)
	Three Months Ended
	September 30,		$	%
	2023	2022	Change	Change
Packaged sales
Astaxanthin	$3,697	$2,854	$843	29.5%
Spirulina	1,594	1,061	533	50.2%
Total Packaged sales	$5,291	$3,915	$1,376	35.1%

Bulk sales
Astaxanthin	$607	$333	$274	82.3%
Spirulina	359	784	(425)	(54.2)%
Total Bulk sales	$966	$1,117	$(151)	(13.5)%

Contract extraction and R&D services revenue	$116	$147	$(31)	(21.1)%

Total sales
Astaxanthin	$4,304	$3,187	$1,117	35.0%
Spirulina	1,953	1,845	108	5.9%
Contract extraction and R&D services revenue	116	147	(31)	(21.1)%
Total sales	$6,373	$5,179	$1,194	23.1%

Net Sales The net sales increase of 23.1% for the current quarter compared to the same period last year was driven by an increase in astaxanthin and spirulina packaged sales and astaxanthin bulk sales. During the current year quarter, we saw increased sales primarily due the timing of shipments, offset slightly by continued overall lower demand in spirulina bulk sales. For astaxanthin and spirulina packaged sales, the timing more closely aligns with consumer movement.

Gross Profit Gross profit as a percent of net sales for the second quarter of fiscal 2024 decreased by 1.8 percentage points compared to the same period last year, which was the result of higher costs related to lower production volumes.

Operating Expenses Operating expenses of $2.7 million for the second quarter of fiscal 2024 compared to the prior year same quarter, remained relatively flat. Sales and marketing expenses increased slightly primarily due to higher online selling fees, offset by lower general and administrative and research and development costs.

Income Taxes We recorded income tax expense of $2,000 for minimum state taxes for the second quarter of fiscal 2024 compared to no income tax expense for the same period last year. We continue to carry a full valuation allowance on our net deferred tax assets.

Comparison of the Six Months Ended September 30, 2023 and 2022

Net Sales (in thousands)
	Six Months Ended
	September 30,		$	%
	2023	2022	Change	Change
Packaged sales
Astaxanthin	$6,504	$6,379	$125	2.0%
Spirulina	3,169	2,572	597	23.2%
Total Packaged sales	$9,673	$8,951	$722	8.1%

Bulk sales
Astaxanthin	$907	$827	$80	9.7%
Spirulina	722	1,877	(1,155)	(61.5)%
Total Bulk sales	$1,629	$2,704	$(1,075)	(40.0)%

Contract extraction and R&D services revenue	$217	$240	$(23)	(9.6)%

Total sales
Astaxanthin	$7,411	$7,206	$205	2.8%
Spirulina	3,891	4,449	(558)	(12.5)%
Contract extraction and R&D services revenue	217	240	(23)	(9.6)%
Total sales	$11,519	$11,895	$(376)	(3.2)%

Net Sales The net sales decrease of 3.2% for the first six months of fiscal year 2024 compared to the same period last year was driven by a decrease in spirulina bulk sales, offset by increases in astaxanthin and spirulina packaged sales and astaxanthin bulk sales, primarily due to the timing and higher demand at one of our key customers.

Gross Profit Gross profit as a percent of net sales for the first six months of fiscal 2024 decreased by 3.1 percentage points compared to the same period last year, which was the result of higher costs related to lower production volumes.

Operating Expenses Operating expenses of $5.5 million for the first six months of fiscal 2024 compared to the prior year same period, increased slightly, primarily due to higher online selling fees, offset by lower general and administrative and research and development costs.

Income Taxes We recorded an income tax expense of $2,000 for the first six months of fiscal 2024 compared to an income tax expense of $3,000 for the same period last year. We continue to carry a full valuation allowance on our net deferred tax assets.

Liquidity and Going Concern

The accompanying condensed consolidated financial statements as of and for the three and six months ended September 30, 2023 and 2022, and as of March 31, 2023, have been prepared assuming we will continue as a going concern. The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We sustained operating losses and negative cash flows from operation for most of these same periods. Further, as discussed below, the Company was not in compliance with a debt covenant requirement at March 31, 2023 and the Bank instituted a freeze on additional advances from the Credit Agreement. These conditions raise substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expense that may be necessary if we were unable to continue as a going concern.

As of September 30, 2023, we had cash of $1.2 million and working capital of $4.0 million compared to $1.0 million and $5.4 million, respectively, at March 31, 2023. We have a Credit Agreement with the Bank that provided for borrowings up to $2.0 million on a revolving basis, however, as part of the covenant waiver at March 31, 2023, the borrowings under this line of credit were frozen at the outstanding balance on June 22, 2023, at $1.8 million. As of September 30, 2023 and March 31, 2023, we had outstanding borrowings of $1.48 million and $1.54 million, respectively, on the line of credit. The line of credit, which was subject to renewal on August 30, 2023, was converted on October 13, 2023, to a term loan with no further advances or distributions and matures on August 30, 2024. (See Note 5 in the notes to our condensed consolidated financial statements).

We also have a loan facility with a related party that allows us to borrow up to $2.0 million on the Revolver. At September 30, 2023 and March 31, 2023, we had $1.0 million and $0.5, respectively, outstanding borrowings on the Revolver, which were included in line of credit – related party on the Condensed Consolidated Balance Sheets. The Revolver expires on April 12, 2025 (see Notes 5 and 12 in the notes to our condensed consolidated financial statements).

As of September 30, 2023, we had $3.3 million in Term Loans payable to the Bank that require the payment of principal and interest monthly through August 2032. Pursuant to the Term Loans and the Credit Agreement, we are subject to annual financial covenants, customary affirmative and negative covenants and certain subjective acceleration clauses. As of March 31, 2023, our debt service coverage ratio fell short of the Bank’s annual requirement. On June 22, 2023, the Bank provided us with a letter waiving the covenant violation as of March 31, 2023, but noting that the Bank reserved its right to declare a default in the future if any covenants remain out of compliance at applicable measurement dates.

In April 2019, we obtained a loan in the amount of $1.5 million from a related party. The proceeds were used to pay down accounts payable and for general operating capital purposes. On April 12, 2021, December 14, 2022 and August 14, 2023, we amended this loan (see Notes 5 and 12 in the notes to condensed consolidated financial statements). As of both September 30, 2023 and March 31, 2023, we had $1.0 million outstanding on the related party note. The loan matures on April 12, 2025.

We continue to experience a loss from operations as the impacts from the macroeconomic environment have continued to lead to lower sales across the majority of our portfolio on a year-to-date basis.  Since the second quarter of fiscal year 2023, we drew a net of $1.5 million on our line of credit and $1.0 million on the Revolver.  To address the resulting cash flow challenges, we continue to monitor cost savings initiatives implemented in fiscal year 2023, including stopping or slowing production of inventory in alignment with current customer demand, maintaining a reduced headcount and compensation, primarily through attrition and furloughs, respectively, and eliminating certain discretionary selling, general and administrative expenses.

Funds generated by operating activities and available cash are our most significant sources of liquidity for working capital requirements, debt service and funding of maintenance levels of capital expenditures. We have developed our operating plan to produce the cash flows necessary to meet all financing requirements.  Although we have a history of either being in compliance with debt covenants or obtaining the necessary waivers, execution of our operating plan is dependent on many factors, some of which are not within the control of the Company.  However, no assurances can be provided that we will achieve our operating plan and cash flow projections for this fiscal year or our projected consolidated financial position as of September 30, 2024. Such estimates are subject to change based on future results and such change could cause future results to vary significantly from expected results.

Cash Flows The following table summarizes our cash flows for the periods indicated ($ in thousands):

	Six Months Ended September 30,
	2023	2022
Total cash provided by (used in):
Operating activities	$238	$(2,460)
Investing activities	(286)	(690)
Financing activities	310	940

Increase (decrease) in cash	$262	$(2,210)

Cash provided by operating activities for the six months ended September 30, 2023 was the result of a decrease in inventories and an increase in accounts payable, offset by net loss of $2.2 million and non-cash charges of $1.3 million.

Cash used in investing activities for the six months ended September 30, 2023 primarily includes costs for capital improvements at our Kona facility.

Cash provided by financing activities for the six months ended September 30, 2023 consists primarily of draws on the related party line of credit of $500,000 offset by debt service payments of $118,000.

Sources and Uses of Capital

As of September 30, 2023, our working capital was $4.0 million, a decrease of $1.4 million compared to March 31, 2023. There was a decrease in inventories in the first six months of fiscal year 2024 as we manage our production in line with sales demand, offset by the start-up of astaxanthin cultivation in April, as well as draws on our related party line of credit.

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

Off-Balance Sheet Arrangements

As of September 30, 2023, we had no off-balance sheet arrangements or obligations.

Impact of Inflation

Inflationary factors such as increases in the costs of materials, utilities and labor affected our operations in fiscal year 2023. In the first half of fiscal year 2024, we have seen stabilization in our underlying costs. We are also experiencing overall lower demand as consumers are feeling the impacts of higher inflation and are re-allocating their spending from goods to experiences and services. Given the lower demand, our bulk spirulina customers have higher than normal inventory levels. The exact impact on our results is difficult to isolate and quantify given the macroeconomic environment. Most of our leases provide for cost-of-living adjustments and require us to pay for insurance and maintenance expenses, all of which are subject to inflation. Additionally, our future lease cost for new facilities may include potentially escalating costs of real estate and construction. There is no assurance that we will be able to pass on increased costs to our customers.

Depreciation expense is based on the historical cost of fixed assets and is therefore potentially less than it would be if it were based on current replacement cost. While property and equipment acquired in prior years will ultimately have to be replaced at higher prices, it is expected that replacement will be a gradual process over many years.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the fiscal year ended March 31, 2023, filed with the SEC on June 27, 2023. In the six months ended September 30, 2023, there were no changes to the application of critical accounting policies previously disclosed in our most recent Annual Report on Form 10-K.

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management evaluated the effectiveness of our internal control over financial reporting as of September 30, 2023. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control - Integrated Framework” (2013 Framework). Based on our assessment, using those criteria, management concluded that our internal control over financial reporting was effective as of September 30, 2023.

Changes to Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the six months ended September 30, 2023, that has materially affected, or was reasonably likely to materially affect, our internal control over financial reporting.

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

From time to time, the Company may be involved in litigation and investigations relating to claims and matters arising out of its operations in the normal course of business. There were no significant legal matters outstanding at September 30, 2023.

Item 1A.	Risk Factors

For a discussion of the risk factors relating to our business, please refer to Part I, Item 1A of our Form 10-K for the year ended March 31, 2023, which is incorporated by reference herein.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

10.1

Second Amendment to Amended and Restated Promissory Note, dated August 14, 2023, by and between Skywords Family Foundation, Inc. and Cyanotech Corporation (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 17, 2023)

31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of November 8, 2023

31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of November 8, 2023

32*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed as of November 8, 2023

99.1*	Press Release dated November 8, 2023

101

The following financial statements from Cyanotech Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)

*Included herewith. Other exhibits were filed as shown above.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYANOTECH CORPORATION
(Registrant)

November 8, 2023	By:	/s/ Matthew K. Custer
(Date)		Matthew K. Custer
President and Chief Executive Officer

November 8, 2023	By:	/s/ Felicia Ladin
(Date)		Felicia Ladin
Chief Financial Officer, Vice President — Finance & Administration, and Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1

Second Amendment to Amended and Restated Promissory Note, dated August 14, 2023, by and between Skywords Family Foundation, Inc. and Cyanotech Corporation (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 17, 2023)

31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of November 8, 2023

31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of November 8, 2023

32*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed as of November 8, 2023

99.1*	Press Release dated November 8, 2023

101

The following financial statements from Cyanotech Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements

104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)

*Included herewith. Other exhibits were filed as shown above.