Form 10-Q
period 2023-12-31
CYANOTECH CORP
filed 2024-02-08
CIK 768408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended December 31, 2023

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

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

As of February 2, 2024, the number of shares outstanding of the registrant’s common stock was 6,886,600.

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

CYANOTECH CORPORATION

FORM 10-Q

INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

CYANOTECH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	December 31, 2023	March 31, 2023
ASSETS
Current assets:
Cash	$661	$974
Accounts receivable, net of allowance for credit losses of $11 as of December 31, 2023 and $64 as of March 31, 2023	2,036	1,331
Inventories	9,124	10,707
Prepaid expenses and other current assets	464	484
Total current assets	12,285	13,496

Equipment and leasehold improvements, net	10,434	11,366
Operating lease right-of-use assets, net	4,409	4,776
Other assets	126	90
Total assets	$27,254	$29,728

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,389	$1,021
Accrued expenses	753	1,101
Customer deposits	70	89
Operating lease obligations, current portion	517	483
Short term debt - bank	1,360	—
Line of credit – bank	—	1,540
Line of credit – related party	1,250	500
Current maturities of long-term debt	3,199	3,369
Total current liabilities	8,538	8,103

Long-term debt, less current maturities	1,000	1,000
Long-term operating lease obligations	3,883	4,275
Other long-term liabilities	—	3
Total liabilities	13,421	13,381

Commitments and contingencies

Stockholders’ equity:
Preferred stock of $0.01 par value, authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock of $0.02 par value, authorized 50,000,000 shares; issued and outstanding 6,886,600 shares at December 31, 2023 and 6,271,971 shares at March 31, 2023	138	125
Additional paid-in capital	34,515	33,856
Accumulated deficit	(20,820)	(17,634)
Total stockholders’ equity	13,833	16,347
Total liabilities and stockholders’ equity	$27,254	$29,728

See accompanying notes to condensed consolidated financial statements

CYANOTECH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022

Net sales	$5,582	$5,891	$17,101	$17,786
Cost of sales	3,933	4,127	11,831	11,914
Gross profit	1,649	1,764	5,270	5,872

Operating expenses:
General and administrative	947	1,021	3,381	3,631
Sales and marketing	1,387	1,041	4,048	3,351
Research and development	163	106	530	556
Total operating expenses	2,497	2,168	7,959	7,538

Loss from operations	(848)	(404)	(2,689)	(1,666)

Interest expense, net	(172)	(186)	(495)	(333)

Loss before income taxes	(1,020)	(590)	(3,184)	(1,999)

Income tax expense	—	8	2	11

Net loss	$(1,020)	$(598)	$(3,186)	$(2,010)

Net loss per share:
Basic	$(0.16)	$(0.10)	$(0.50)	$(0.32)
Diluted	$(0.16)	$(0.10)	$(0.50)	$(0.32)

Shares used in calculation of net loss per share:
Basic	6,554	6,272	6,404	6,235
Diluted	6,554	6,272	6,404	6,235

See accompanying notes to condensed consolidated financial statements

CYANOTECH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

Three months ended December 31, 2023 and 2022

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	(in thousands, except per share data)
Balances at September 30, 2023	6,473,779	$129	$34,078	$(19,800)	$14,407
Proceeds from the sale of common stock, net of expenses	400,000	8	384	—	392
Issuances of common stock to Directors in lieu of cash for current year board fees	12,821	1	10	—	11
Share-based compensation expense	—	—	43	—	43
Net loss	—	—	—	(1,020)	(1,020)
Balances at December 31, 2023	6,886,600	$138	$34,515	$(20,820)	$13,833

Balances at September 30, 2022	6,271,971	$125	$33,767	$(15,606)	$18,286
Share-based compensation expense	—	—	45	—	45
Net loss	—	—	—	(598)	(598)
Balances at December 31, 2022	6,271,971	$125	$33,812	$(16,204)	$17,733

Nine months ended December 31, 2023 and 2022

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	(in thousands, except per share data)
Balances at March 31, 2023	6,271,971	$125	$33,856	$(17,634)	$16,347
Proceeds from the sale of common stock, net of expenses	400,000	8	384		392
Issuances of common stock to Directors Stock Grants	159,493	3	123	—	126
Issuances of common stock to Directors in lieu of cash for current year board fees	12,821	1	10	—	11
Issuances of common stock to Directors in lieu of cash for prior year board fees	17,672	—	15	—	15
Issuances of vested shares of restricted stock	37,996	1	(12)	—	(11)
Shares withheld for tax payments	(13,353)	—	—	—	—
Share-based compensation expense	—	—	139	—	139
Net loss	—	—	—	(3,186)	(3,186)
Balances at December 31, 2023	6,886,600	$138	$34,515	$(20,820)	$13,833

Balances at March 31, 2022	6,202,223	$124	$33,557	$(14,194)	$19,487
Issuances of common stock to Directors Stock Grants	64,489	1	157	—	158
Issuances of vested shares of restricted stock	8,312	—	(10)	—	(10)
Shares withheld for tax payments	(3,053)	—	—	—	—
Share-based compensation expense	—	—	108	—	108
Net loss	—	—	—	(2,010)	(2,010)
Balances at December 31, 2022	6,271,971	$125	$33,812	$(16,204)	$17,733

See accompanying notes to condensed consolidated financial statements

CYANOTECH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,186)	$(2,010)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,206	1,243
Amortization of debt issue costs and other assets	(19)	33
Amortization of operating leases right-of-use assets	366	324
Share-based compensation expense	276	266
Provision for doubtful accounts	11	35
Net (increase) decrease in assets:
Accounts receivable	(716)	1,473
Inventories	1,583	(2,108)
Prepaid expenses and other assets	12	267
Net increase (decrease) in liabilities:
Accounts payable	417	(1,368)
Accrued expenses	(333)	(424)
Customer deposits	(19)	(67)
Operating lease obligations	(357)	(333)
Other liabilities	(3)	(14)
Net cash used in operating activities	(762)	(2,683)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in equipment and leasehold improvements	(323)	(1,018)
Net cash used in investing activities	(323)	(1,018)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (payments) draws on short term debt and line of credit – bank	(180)	1,550
Net draws on line of credit – related party	750	500
Principal payments on long-term debt – bank	(179)	(415)
Proceeds from the issuance of common stock, net of expenses	392	—
Taxes paid related to net share settlement of restricted stock units	(11)	(10)
Net cash provided by financing activities	772	1,625
Net decrease in cash	(313)	(2,076)
Cash at beginning of period	974	2,589
Cash at end of period	$661	$513

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$420	$242
Income taxes	$6	$27

See accompanying notes to condensed consolidated financial statements

CYANOTECH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

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

Liquidity and Going Concern

The accompanying condensed consolidated financial statements as of and for the three and nine months ended December 31, 2023 and 2022, and as of March 31, 2023, have been prepared assuming the Company will continue as a going concern. The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company sustained operating losses and negative cash flows from operations for these same periods. Further, as discussed below, the Company was not in compliance with a debt covenant requirement at March 31, 2023 and First Foundation Bank (the “Bank”) instituted a freeze on additional advances from the Revolving Credit Agreement (“Credit Agreement”). These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expense that may be necessary if the Company was unable to continue as a going concern.

As of December 31, 2023, the Company had cash of $661,000 and working capital of $3,747,000 compared to $974,000 and $5,393,000, respectively, as of March 31, 2023. The Company had a Credit Agreement with the Bank that provided for borrowings up to $2,000,000 on a revolving basis, however, as part of the covenant waiver at March 31, 2023, the borrowings under this line of credit were frozen at $1,770,000. On October 13, 2023, the Bank converted this line of credit to a term loan in the amount of $1,480,000 with a maturity date of August 30, 2024. As of December 31, 2023, the Company had $1,360,000 outstanding on this loan and as of March 31, 2023, the Company had outstanding borrowings of $1,540,000 on the line of credit.  (See Note 5).

The Company also has a loan facility with a related party that allows the Company to borrow up to $2,000,000 on a revolving basis (the “Revolver”). At December 31, 2023 and March 31, 2023, the Company had $1,250,000 and $500,000, respectively, outstanding borrowings on the Revolver, which were included in line of credit – related party on the Condensed Consolidated Balance Sheets. The Revolver expires on April 12, 2025 (see Notes 5 and 13).

As of December 31, 2023, the Company had $3,282,000 of debt (“Term Loans”) payable to the Bank that require the payment of principal and interest monthly through August 2032. Pursuant to the Term Loans and the Credit Agreement, the Company is subject to annual financial covenants, customary affirmative and negative covenants and certain subjective acceleration clauses. As of March 31, 2023, the Company debt service coverage ratio fell short of the Bank’s annual requirement. On June 22, 2023, the Bank provided the Company with a letter waiving the covenant violation as of March 31, 2023, but noting that the Bank reserved its right to declare a default in the future if any covenants remain out of compliance at applicable measurement dates.

On December 15, 2023, the Company completed a private placement (the “Private Placement”) for 400,000 shares of its common stock at a price of $1.00 per share, and incurred legal costs related to the Private Placement of $8,000. The net proceeds of $392,000 were used by the Company for general working capital. (See Note 10).

In April 2019, the Company obtained a loan in the amount of $1,500,000 from a related party. The proceeds were used to pay down accounts payable and for general operating capital purposes. On April 12, 2021, December 14, 2022, and August 14, 2023, the Company amended this loan (see Notes 5 and 13). As of both December 31, 2023 and March 31, 2023, the Company had $1,000,000 outstanding on the related party note. The loan matures on April 12, 2025.

The Company continues to experience a loss from operations as the impacts from the macroeconomic environment led to lower sales across the Company's portfolio on a year-to-date basis.  Industry data shows that consumers intake of dietary supplements is not slowing down but may be trading down to private label brands to save on costs. The market for bulk material is increasingly price sensitive with many companies sourcing lower priced international ingredients. Since the second quarter of fiscal year 2023, the Company drew a net of $1,360,000 on its line of credit and $1,250,000 on the Revolver.  To address the resulting cash flow challenges, the Company continues to monitor cost savings initiatives implemented in fiscal year 2023, including stopping or slowing production of inventory in alignment with current customer demand, maintaining a reduced headcount and compensation, primarily through attrition and furloughs, respectively, and eliminating certain discretionary selling, general and administrative expenses. The Company has also made changes in the sales and marketing team starting with the Chief Commercial Officer and strengthening the sales team, updating the Company’s marketing materials to emphasize its competitive strengths and raising capital by completing a private placement in the third fiscal quarter of 2024.

Funds generated by operating activities and available cash are the Company’s most significant sources of liquidity for working capital requirements, debt service and funding of maintenance levels of capital expenditures.  The Company has developed its operating plan to produce the cash flows necessary to meet all financing requirements.  Although the Company has a history of either being in compliance with debt covenants, or obtaining the necessary waivers, execution of its operating plan is dependent on many factors, some of which are not within the control of the Company. However, no assurances can be provided that the Company will achieve its operating plan and cash flow projections for this fiscal year or its projected consolidated financial position as of December 31, 2024. Such estimates are subject to change based on future results and such change could cause future results to vary significantly from expected results.

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

Concentration Risk

A significant portion of revenues and accounts receivables are derived from a few major customers. For the three months ended December 31, 2023, two customers individually accounted for 34% and 22% of the Company’s total net sales, and for the three months ended December 31, 2022, one customer accounted for 36% of the Company’s total net sales. For the nine months ended December 31, 2023, two customers individually accounted for 36% and 18% of the Company’s total net sales, and for the nine months ended December 31, 2022, two customers individually accounted for 35% and 8% of the Company’s total net sales. Two customers accounted for 82% and 46% of the Company’s accounts receivable balance as of December 31, 2023 and March 31, 2023, respectively.

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

Customer contract liabilities consist of customer deposits received in advance of fulfilling an order and are shown separately on the consolidated balance sheets. During the three months ended December 31, 2023 and 2022, the Company recognized $6,000 and $2,000, respectively, of revenue from deposits that were included in contract liabilities as of March 31, 2023 and 2022, respectively. During the nine months ended December 31, 2023 and 2022, the Company recognized $24,000 and $94,000, respectively, of revenue from deposits that were included in contract liabilities as of March 31, 2023 and 2022, respectively. The Company’s contracts have a duration of one year or less and therefore, the Company has elected the practical expedient of not disclosing revenues allocated to partially unsatisfied performance obligations.

Disaggregation of Revenue

The following table represents revenue disaggregated by major product line and extraction services for the:

($ in thousands)	Three Months Ended December 31, 2023	Three Months Ended December 31, 2022
Packaged sales
Astaxanthin packaged	$3,691	$3,113
Spirulina packaged	1,277	1,147
Total packaged sales	4,968	4,260

Bulk sales
Astaxanthin bulk	261	378
Spirulina bulk	312	967
Total bulk sales	573	1,345

Contract extraction and R&D services revenue	41	286
Total net sales	$5,582	$5,891

($ in thousands)	Nine Months Ended December 31, 2023	Nine Months Ended December 31, 2022
Packaged sales
Astaxanthin packaged	$10,195	$9,492
Spirulina packaged	4,447	3,719
Total packaged sales	14,642	13,211

Bulk sales
Astaxanthin bulk	1,168	1,204
Spirulina bulk	1,033	2,844
Total bulk sales	2,201	4,048

Contract extraction and R&D services revenue	258	527
Total net sales	$17,101	$17,786

Recent Accounting Pronouncements

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

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosure” (“ASU 2023-09”), which enhances the transparency and decision usefulness of income tax disclosures. Adjustments to the annual disclosure of income taxes include: a tabulate rate reconciliation comprised of eight specific categories; income taxes paid, disaggregated between significant federal, state, and foreign jurisdictions; eliminating requirements to disclose the nature and estimate of reasonably possible changes to unrecognized tax benefits in the next 12 months or that an estimated range cannot be made; and adds a requirement to disclose income (or loss) from continuing operations before income tax expense (or benefit) and income tax expense (or benefit) from continuing operations disaggregated between domestic and foreign. ASU 2023-09 is effective for public business entities for fiscal years beginning on or after December 15, 2024, with early adoption permitted. The amendments in ASU 2023-09 should be applied on a prospective basis. Retrospective application is permitted.

3.	INVENTORIES

Inventories are stated at the lower of cost or net realizable value. Cost is determined by the first-in, first-out method. Inventories consist of the following as of:

	December 31, 2023	March 31, 2023
	(in thousands)
Raw materials	$1,369	$1,887
Work in process	2,508	2,049
Finished goods	4,977	6,502
Supplies	270	269
Inventories	$9,124	$10,707

The Company recognizes abnormal production costs, including fixed cost variances from normal production capacity, fixed production overhead costs, idle facilities, freight handling costs and spoilage, as an expense in the period incurred, without adjusting overhead absorption rates. Normal production capacity is defined as the production expected to be achieved over a number of periods or seasons under normal circumstances, taking into account the loss of capacity resulting from planned maintenance. The Company had abnormal production cost recovery of $73,000 and costs of $64,000 to cost of sales for the three months ended December 31, 2023 and 2022, respectively. The Company had abnormal production costs of $60,000 and $90,000 to cost of sales for the nine months ended December 31, 2023 and 2022, respectively.

Beginning in fiscal year 2021 through fiscal year 2023, cultivation of astaxanthin was completed in the first six months of the fiscal year during the most productive months of the year due to the best growing conditions, compared to year-round production in the prior fiscal years. In fiscal year 2024, cultivation of astaxanthin reverted back to year-round in order to manage staffing constraints. The Company calculates total production costs for the year based on normal capacity of production expected to be achieved in a year under normal circumstances. These costs are then allocated into inventory based on the period of production, not including abnormal production costs. Allocating fixed and overhead costs requires management’s judgement to determine when production is outside of the normal range of expected variation in production.

Other non-inventoriable fixed costs of $71,000 and $72,000 were expensed to cost of sales for the three months ended December 31, 2023 and 2022, respectively. Other non-inventoriable fixed costs of $396,000 and $115,000 were expensed to cost of sales for the nine months ended December 31, 2023 and 2022, respectively.

4.	EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements consist of the following as of:

	December 31, 2023	March 31, 2023
	(in thousands)
Equipment	$21,864	$21,649
Leasehold improvements	15,071	15,038
Furniture and fixtures	419	407
	37,354	37,094
Less accumulated depreciation and amortization	(27,127)	(25,947)
Construction-in-progress	207	219
Equipment and leasehold improvements, net	$10,434	$11,366

Management has determined that no asset impairment existed as of December 31, 2023. Depreciation and amortization expense were approximately $395,000 and $409,000 for the three months ended December 31, 2023 and 2022, respectively. Depreciation and amortization expense were approximately $1,206,000 and $1,243,000 for the nine months ended December 31, 2023 and 2022, respectively.

5.	LINE OF CREDIT AND LONG-TERM DEBT

Total debt consists of the following as of:

	December 31, 2023	March 31, 2023
	(in thousands)
Line of credit - bank	$—	$1,540
Short-term debt - bank	1,360	—
Line of credit – related party	1,250	500
Long-term debt	3,282	3,461
Long-term debt - related party	1,000	1,000
Unamortized debt issuance costs	(83)	(92)
Less current maturities	(5,809)	(5,409)
Total long-term debt, net of current maturities	$1,000	$1,000

Line of Credit and Term Loans

On August 30, 2016, the Credit Agreement, which the Company entered into with the Bank on June 3, 2016, became effective after the Company and the Bank received the necessary approvals from the State of Hawaii to secure the lien on the Company’s leasehold property in Kona, Hawaii. The Credit Agreement allowed the Company to borrow up to $2,000,000 on a revolving basis. Borrowings under the Credit Agreement bear interest at the Wall Street Journal prime rate (8.0% at March 31, 2023) plus 2%, floating, provided that at no time shall the annual interest rate be less than 5.25%.

On October 13, 2023, the Bank converted this line of credit to a term loan (“2023 Loan”) in the amount of $1,480,000, with no further advances or disbursements under this line and matures on August 30, 2024. The 2023 Loan requires a least monthly payments of $40,000 plus interest accrued on the unpaid balance of the loan at the Wall Street Journal prime rate plus 2%, floating, provided that at no time shall the annual interest rate be less than 7.0%. As of December 31, 2023, the Company had $1,360,000 outstanding on the 2023 Loan and bears interest at 8.5%, plus 2%. As of March 31, 2023, the outstanding balance under the Credit Agreement was $1,540,000, respectively. Both the 2023 Loan and the line of credit were included in current liabilities on the Condensed Consolidated Balance Sheets.

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

The provisions of the 2012 Loan required the payment of interest only for the first 12 months of the term; thereafter, and until its maturity on August 14, 2032, the obligation fully amortizes over nineteen (19) years. Interest on the 2012 Loan accrues on the outstanding principal balance at an annual variable rate equal to the published Wall Street Journal prime rate (8.5% and 7.5% at December 31, 2023 and March 31, 2023, respectively) plus 1.0% and is adjustable on the first day of each calendar quarter and fixed for that quarter, provided that at no time shall the annual interest rate be less than 5.5%. The balance under the 2012 Loan was $3,282,000 and $3,461,000 at December 31, 2023 and March 31, 2023, respectively, and was included in current maturities of long-term debt in the debt table above. See Loan Covenants, Violations and Waiver below.

The 2012 Loan included a one-time origination and guaranty fees totaling $214,500 and an annual renewal fee payable in the amount of 0.25% of the USDA guaranteed portion of the outstanding principal balance as of December 31 of each year, beginning December 31, 2012. The USDA has guaranteed 80% of all amounts owing under the 2012 Loan. The balance in unamortized debt issuance costs was $83,000 and $92,000 at December 31, 2023 and March 31, 2023, respectively, and was included in current maturities of long-term debt in the debt table above. See Loan Covenants, Violations and Waiver below.

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

At both December 31, 2023 and March 31, 2023, the balance under this loan was $1,000,000, which was included in long-term debt in the debt table above. At December 31, 2023 and March 31, 2023, the balance under the Revolver was $1,250,000 and $500,000, respectively, which was included in line of credit – related party in the debt table above. Interest accrues on the outstanding principal balance and the Revolver at an annual variable rate equal to the published Wall Street Journal prime rate (8.5% and 7.5% at  December 31, 2023 and March 31, 2023, respectively) plus 1.0% and is adjustable on the first day of each calendar quarter and fixed for that quarter, provided that at no time shall the annual interest rate be less than 5.0%.

Future principal payments under the loans at December 31, 2023 are as follows:

Fiscal year payments due	(in thousands)
Remainder of 2024	$3,282
2026	1,000
Total principal payments	$4,282

6.	OPERATING LEASES

The Company leases facilities, equipment and land under non-cancelable operating leases expiring through 2037. One of its facility leases contains price escalations and a renewal option for five years. Right-of-use assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Right-of-use assets and liabilities were recognized at April 1, 2019 based on the present value of lease payments over the lease term, using the Bank’s incremental borrowing rate based on the information available at recognition, and the Company has elected to exclude non-lease components. The Company also leases two 84-month solar leases for two of its buildings, which are included in the right-of-use assets and liabilities. At December 31, 2023, the weighted average remaining lease terms of all operating leases was 9.3 years, the weighted average discount rate was 7.3%, and for the nine months ended December 31, 2023 and 2022, the operating lease costs were $615,000 and $517,000, respectively.

Supplemental balance sheet information related to leases consist of the following as of:

Operating leases	Balance Sheet Classification	December 31, 2023	March 31, 2023
		(in thousands)
Right-of-use assets	Operating lease right-of-use assets	$6,149	$6,149
Accumulated lease amortization	Operating lease right-of-use assets	(1,740)	(1,373)

Total right-of-use assets		$4,409	$4,776

Current lease liabilities	Operating lease obligations	$517	$483
Non-current lease liabilities	Long-term operating lease obligations	3,883	4,275

Total lease liabilities		$4,400	$4,758

Maturities of lease liabilities at December 31, 2023 are as follows:

Payments	(in thousands)
Remainder of 2024	$204
2025	805
2026	795
2027	775
2028	429
Thereafter	3,054
Total undiscounted lease payments	6,062
Less: present value discount	(1,662)
Total lease liability balance	$4,400

7.	ACCRUED EXPENSES

Accrued expenses consist of the following as of:

	December 31, 2023	March 31, 2023
	(in thousands)
Bonus and profit sharing	$100	$143
Wages	112	215
Vacation	354	393
Interest and legal	29	30
Other accrued expenses	158	320
Total accrued expenses	$753	$1,101

8.	COMMITMENTS AND CONTINGENCIES

From time to time, the Company may be involved in litigation and investigations relating to claims and matters arising out of its operations in the normal course of business. There were no significant legal matters outstanding at December 31, 2023.

9.	SHARE-BASED COMPENSATION

The Company has share-based compensation plans, which are more fully described in Note 9, Share-Based Compensation, to the Consolidated Financial Statements included in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2023 as filed with the SEC on June 27, 2023.

As of December 31, 2023, the Company had two equity-based compensation plans: the 2016 Equity Incentive Plan (the “2016 Plan”) and the 2014 Independent Director Stock Option and Restricted Stock Grant Plan and Amendment (the “2014 Directors Plan”). These plans allowed the Company to award stock options and shares of restricted common stock to eligible employees, certain outside consultants and independent directors.

The following table presents shares authorized, available for future grant and outstanding under each of the Company’s plans:

	As of December 31, 2023
	Authorized	Available	Outstanding

2016 Plan	1,300,000	805,359	343,416
2014 Directors Plan	650,000	33,220	12,000
Total	1,950,000	838,579	355,416

Stock Options

All stock option grants made under the equity-based compensation plans were issued at exercise prices no less than the Company’s closing stock price on the date of grant. Options under the 2016 Plan and 2014 Directors Plan were determined by the Board of Directors or the Compensation Committee of the Board of Directors in accordance with the provisions of the respective plans.  The terms of each option grant include vesting, exercise, and other conditions set forth in a Stock Option Agreement evidencing each grant. No option can have a life in excess of ten (10) years. The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model. The model requires various assumptions, including a risk-free interest rate, the expected term of the options, the expected stock price volatility over the expected term of the options, and the expected dividend yield. Compensation expense for employee stock options is recognized ratably over the vesting term. Compensation expense recognized for options issued under all Plans was $24,000 and $25,000 for the three months ended December 31, 2023 and 2022, respectively. Compensation expense recognized for options issued under all Plans was $73,000 and $66,000 for the nine months ended December 31, 2023 and 2022, respectively.

A summary of option activity under the Company’s stock plans for the nine months ended December 31, 2023 is presented below:

Option Activity	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at March 31, 2023	253,000	$2.88	7.5	$—
Granted	50,000	$0.79
Expired	(6,000)	$5.56
Outstanding at December 31, 2023	297,000	$2.47	7.4	$4,995
Exercisable at December 31, 2023	172,000	$2.76	6.6	$—

The aggregate intrinsic value in the table above is before applicable income taxes and represents the excess amount over the exercise price optionees would have received if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price of $0.89 and $0.88 at December 31, 2023 and March 31, 2023, respectively.

A summary of the Company’s non-vested options for the nine months ended December 31, 2023 is presented below:

Nonvested Options	Shares	Weighted Average Grant-Date Fair Value
Nonvested at March 31, 2023	141,667	$1.55
Granted	50,000	0.48
Vested	(66,667)	1.49
Nonvested at December 31, 2023	125,000	$1.16

The weighted average grant-date fair value of stock options granted during the nine months ended December 31, 2023 was $24,000. As of December 31, 2023, total unrecognized stock-based compensation expense related to all unvested stock options was $79,000, which is expected to be expensed over a weighted average period of 1.4 years.

Restricted Stock

Grants of fully vested restricted stock issued to Non-Employee Directors during the nine months ended December 31, 2023 and 2022 were 159,493 and 64,489, respectively. Compensation expense recognized for fully vested restricted stock grants under the 2014 Directors Plan was $126,000 and $158,000 for the nine months ended December 31, 2023 and 2022, respectively.

To reduce the Company’s ongoing cash expenses, the Nominating and Corporate Governance Committee of the Board of Directors adopted a resolution allowing each director to elect to receive his or her quarterly director fees in the form of restricted stock in lieu of cash. Two Board members elected to receive shares of restricted stock in lieu of cash for the third fiscal quarter of 2023 and one Board member elected to receive shares of restricted stock in lieu of cash for the second fiscal quarter of 2024. On April 3, 2023, 17,672 shares of fully vested restricted stock were issued to the two Board members with no compensation expense related to the issuance of this stock, as it was earned and recognized in fiscal year 2023 in the amount of $15,500. On October 13, 2023, 12,821 shares of fully vested restricted stock were issued, and compensation expense recognized for the nine months ended December 31, 2023 was $10,000.

Restricted Stock Units (“RSUs”)

RSUs are service-based awards granted to eligible employees under the 2016 Plan. Compensation expense recognized for RSUs issued under the 2016 Plan was $20,000 for both the three months ended December 31, 2023 and 2022. Compensation expense recognized for RSUs issued under the 2016 Plan was $66,000 and $42,000 for the nine months ended December 31, 2023 and 2022, respectively.

The following table summarizes information related to awarded RSUs:

Nonvested Restricted Stock Units	Shares	Weighted Average Grant Price
Nonvested restricted stock units at March 31, 2023	70,334	$3.04
Granted	28,018	0.83
Vested	(37,996)	2.35
Forfeited	(1,940)	1.99
Nonvested restricted stock units at December 31, 2023	58,416	$2.48

As of December 31, 2023, total unrecognized stock-based compensation expense related to unvested restricted stock units was $92,000, which is expected to be expensed over a weighted average period of 1.6 years.

10.	STOCKHOLDERS’ EQUITY

On December 15, 2023, the Company completed the Private Placement of an aggregate of 400,000 shares (the “Shares”) of its common stock, par value $0.02 per share (the “Common Stock”), at a price of $1.00 per share for gross proceeds of $400,000. The Shares were issued pursuant to the exemption from registration under the Securities Act of 1933, as amended (the “Securities Act”), provided by Section 4(a)(2) of the Securities Act to one investor, the Company’s Chairman of the Board, and pursuant to a Subscription Agreement (the “Subscription Agreement”), dated December 15, 2023. The Company incurred legal expenses of $8,000 related to this transaction. The net proceeds of $392,000 from the Private Placement were used by the Company for general working capital.

The Shares are restricted securities under applicable federal securities laws and are subject to certain piggyback registration rights as provided for in the Subscription Agreement.

11.	INCOME TAXES

The Company utilizes its estimated annual effective tax rate to determine its provision or benefit for income taxes for interim periods. The income tax provision or benefit is computed by multiplying the estimated annual effective tax rate by the year-to-date pre-tax book income (loss). The Company recorded $0 and $8,000 of income tax expense for the three months ended December 31, 2023 and 2022, respectively. The Company’s effective tax rate was (1.4%) for the three months ended December 31, 2022. The Company recorded $2,000 and $11,000 of income tax expense for the nine months ended December 31, 2023 and 2022, respectively. The Company’s effective tax rate was (0.1%) and (0.6%) for the nine months ended December 31, 2023 and 2022, respectively. The effective tax rates differ from the statutory rate of 21% as a result of state taxes (net of federal benefit) and the net change in valuation allowance against the net deferred tax asset the Company believes is not more likely than not to be realized.  The Company continues to carry a full valuation allowance on its net deferred tax assets.

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

As of December 31, 2023 and 2022, there was no liability for income tax associated with unrecognized tax benefits. The Company recognizes accrued interest related to unrecognized tax benefits as well as any related penalties in interest income or expense in its Condensed Consolidated Statements of Operations, which is consistent with the recognition of these items in prior reporting periods.

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

Reconciliations between the numerator and the denominator of the basic and diluted (loss) income per share computations for the three and nine months ended December 31, 2023 and 2022 are as follows:

	Three Months Ended December 31, 2023
	Net Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands)
Basic and diluted loss per share	$(1,020)	6,554	$(0.16)

	Three Months Ended December 31, 2022
	Net Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands)
Basic and diluted loss per share	$(598)	6,272	$(0.10)

	Nine Months Ended December 31, 2023
	Net Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands)
Basic and diluted loss per share	$(3,186)	6,404	$(0.50)

	Nine Months Ended December 31, 2022
	Net Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands)
Basic and diluted loss per share	$(2,010)	6,235	$(0.32)

Basic and diluted per share amounts are the same in periods of a net loss because common share equivalents are anti-dilutive when a net loss is recorded. Diluted earnings per share does not include the impact of common stock options and restricted stock units totaling 4,000 and 1,000 for the three months ended December 31, 2023 and 2022, respectively, and 600 and 4,000 for the nine months ended December 31, 2023 and 2022, respectively, as the effect of their inclusion would be anti-dilutive. Restricted stock units become dilutive within the period granted and remain dilutive until the units vest and are then included in the calculation of basic earnings per share.

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

At both December 31, 2023 and March 31, 2023, the Skywords Note principal balance was $1,000,000, and was included in long-term debt on the Condensed Consolidated Balance Sheets. At December 31, 2023 and March 31, 2023, the balance on the Revolver was $1,250,000 and $500,000, respectively, and was included in line of credit – related party on the Condensed Consolidated Balance Sheets. At December 31, 2023 and March 31, 2023, the interest rates were 9.5% and 8.5%, respectively.

See Note 10 regarding the Private Placement with the Company’s Chairman of the Board.

14.	SUBSEQUENT EVENTS

The Company had no subsequent events.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

The following tables present selected consolidated financial data for each of the periods indicated ($ in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
Net sales	$5,582	$5,891	$17,101	$17,786
Net sales decrease	(5.2)%		(3.9)%
Gross profit	$1,649	$1,764	$5,270	$5,872
Gross profit as % of net sales	29.5%	29.9%	30.8%	33.0%
Operating expenses	$2,497	$2,168	$7,959	$7,538
Operating expenses as % of net sales	44.7%	36.8%	46.5%	42.4%
Operating loss	$(848)	$(404)	$(2,689)	$(1,666)
Operating loss as % of net sales	(15.2)%	(6.8)%	(15.7)%	(9.4)%
Income tax expense	$—	$8	$2	$11
Net loss	$(1,020)	$(598)	$(3,186)	$(2,010)

Comparison of the Three Months Ended December 31, 2023 and 2022

Net Sales (in thousands)
	Three Months Ended
	December 31,		$	%
	2023	2022	Change	Change
Packaged sales
Astaxanthin	$3,691	$3,113	$578	18.6%
Spirulina	1,277	1,147	130	11.3%
Total Packaged sales	$4,968	$4,260	$708	16.6%

Bulk sales
Astaxanthin	$261	$378	$(117)	(31.0)%
Spirulina	312	967	(655)	(67.7)%
Total Bulk sales	$573	$1,345	$(772)	(57.4)%

Contract extraction and R&D services revenue	$41	$286	$(245)	(85.7)%

Total sales
Astaxanthin	$3,952	$3,491	$461	13.2%
Spirulina	1,589	2,114	(525)	(24.8)%
Contract extraction and R&D services revenue	41	286	(245)	(85.7)%
Total sales	$5,582	$5,891	$(309)	(5.2)%

Net Sales The net sales decrease of 5.2% for the current quarter compared to the same period last year was driven by a decrease in astaxanthin and spirulina bulk sales, as well as contract extraction services. During the current year quarter, we saw overall lower demand in bulk sales, as well as some impacts of timing of customer orders for astaxanthin bulk, offset by increased sales primarily due the timing of shipments and increased demand for one of our key customers.

Gross Profit Gross profit as a percent of net sales for the third quarter of fiscal 2024 decreased by 0.4 percentage points compared to the same period last year, which was the result of higher costs related to lower production volumes.

Operating Expenses Operating expenses of $2.5 million for the third quarter of fiscal 2024 compared to the prior year same quarter, increased $0.3 million. Sales and marketing expenses increased primarily due to higher online selling fees, offset by lower general and administrative costs.

Income Taxes We did not record income tax expense for the third quarter of fiscal 2024 compared to $8,000 income tax expense for the same period last year. We continue to carry a full valuation allowance on our net deferred tax assets.

Comparison of the Nine Months Ended December 31, 2023 and 2022

Net Sales (in thousands)
	Nine Months Ended
	December 31,		$	%
	2023	2022	Change	Change
Packaged sales
Astaxanthin	$10,195	$9,492	$703	7.4%
Spirulina	4,447	3,719	728	19.6%
Total Packaged sales	$14,642	$13,211	$1,431	10.8%

Bulk sales
Astaxanthin	$1,168	$1,204	$(36)	(3.0)%
Spirulina	1,033	2,844	(1,811)	(63.7)%
Total Bulk sales	$2,201	$4,048	$(1,847)	(45.6)%

Contract extraction and R&D services revenue	$258	$527	$(269)	(51.0)%

Total sales
Astaxanthin	$11,363	$10,696	$667	6.2%
Spirulina	5,480	6,563	(1,083)	(16.5)%
Contract extraction and R&D services revenue	258	527	(269)	(51.0)%
Total sales	$17,101	$17,786	$(685)	(3.9)%

Net Sales The net sales decrease of 3.9% for the first nine months of fiscal year 2024 compared to the same period last year was driven by a decrease in spirulina bulk sales, primarily due to the market for bulk material being increasingly price sensitive with many companies sourcing lower priced international ingredients. This was partially offset by increases in astaxanthin and spirulina packaged sales, primarily due to the timing of shipments and higher demand at one of our key customers.

Gross Profit Gross profit as a percent of net sales for the first nine months of fiscal 2024 decreased by 2.2 percentage points compared to the same period last year, which was the result of higher costs related to lower production volumes.

Operating Expenses Operating expenses of $8.0 million for the first nine months of fiscal 2024 compared to the prior year same period, increased primarily due to higher online selling fees, offset by lower general and administrative and research and development costs.

Income Taxes We recorded an income tax expense of $2,000 for the first nine months of fiscal 2024 compared to an income tax expense of $11,000 for the same period last year. We continue to carry a full valuation allowance on our net deferred tax assets.

Liquidity and Going Concern

The accompanying condensed consolidated financial statements as of and for the three and nine months ended December 31, 2023 and 2022, and as of March 31, 2023, have been prepared assuming we will continue as a going concern. The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We sustained operating losses and negative cash flows from operations for these same periods. Further, as discussed below, we were not in compliance with a debt covenant requirement at March 31, 2023 and the Bank instituted a freeze on additional advances from the Credit Agreement. These conditions raise substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expense that may be necessary if we were unable to continue as a going concern.

As of December 31, 2023, we had cash of $0.7 million and working capital of $3.7 million compared to $1.0 million and $5.4 million, respectively, at March 31, 2023. We had a Credit Agreement with the Bank that provided for borrowings up to $2.0 million on a revolving basis, however, as part of the covenant waiver at March 31, 2023, the borrowings under this line of credit were frozen at $1.8 million. On October 13, 2023, the Bank converted this line of credit to a term loan in the amount of $1.48 million with a maturity date of August 30, 2024. As of December 31, 2023, we had $1.36 million outstanding on this loan and as of March 31, 2023, we had outstanding borrowings of $1.54 million on the line of credit. (See Note 5 in the notes to our condensed consolidated financial statements).

We also have a loan facility with a related party that allows us to borrow up to $2.0 million on the Revolver. At December 31, 2023 and March 31, 2023, we had $1.25 million and $0.5, respectively, outstanding borrowings on the Revolver, which were included in line of credit – related party on the Condensed Consolidated Balance Sheets. The Revolver expires on April 12, 2025 (see Notes 5 and 13 in the notes to our condensed consolidated financial statements).

As of December 31, 2023, we had $3.3 million in Term Loans payable to the Bank that require the payment of principal and interest monthly through August 2032. Pursuant to the Term Loans and the Credit Agreement, we are subject to annual financial covenants, customary affirmative and negative covenants and certain subjective acceleration clauses. As of March 31, 2023, our debt service coverage ratio fell short of the Bank’s annual requirement. On June 22, 2023, the Bank provided us with a letter waiving the covenant violation as of March 31, 2023, but noting that the Bank reserved its right to declare a default in the future if any covenants remain out of compliance at applicable measurement dates.

On December 15, 2023, we completed a Private Placement of an aggregate of 400,000 shares of our common stock at a price of $1.00 per share, and incurred legal costs related to the Private Placement of $8,000. The net proceeds of $392,000 were used for general working capital. (See Note 10 in the notes to condensed consolidated financial statements).

In April 2019, we obtained a loan in the amount of $1.5 million from a related party. The proceeds were used to pay down accounts payable and for general operating capital purposes. On April 12, 2021, December 14, 2022 and August 14, 2023, we amended this loan (see Notes 5 and 13 in the notes to condensed consolidated financial statements). As of both December 31, 2023 and March 31, 2023, we had $1.0 million outstanding on the related party note. The loan matures on April 12, 2025.

We continue to experience a loss from operations as the impacts from the macroeconomic environment led to lower sales across our portfolio on a year-to-date basis.  Industry data shows that consumers intake of dietary supplements is not slowing down but may be trading down to private label brands to save on costs. The market for bulk material is increasingly price sensitive with many companies sourcing lower priced international ingredients. Since the second quarter of fiscal year 2023, we drew a net of $1.36 million on our line of credit and $1.25 million on the Revolver.  To address the resulting cash flow challenges, we continue to monitor cost savings initiatives implemented in fiscal year 2023, including stopping or slowing production of inventory in alignment with current customer demand, maintaining a reduced headcount and compensation, primarily through attrition and furloughs, respectively, and eliminating certain discretionary selling, general and administrative expenses. We have also made changes in the sales and marketing team starting with the Chief Commercial Officer and strengthening the sales team, updating our marketing materials to emphasize our competitive strengths and raising capital by completing a private placement in the third fiscal quarter of 2024.

Funds generated by operating activities and available cash are our most significant sources of liquidity for working capital requirements, debt service and funding of maintenance levels of capital expenditures. We have developed our operating plan to produce the cash flows necessary to meet all financing requirements.  Although we have a history of either being in compliance with debt covenants or obtaining the necessary waivers, execution of our operating plan is dependent on many factors, some of which are not within the control of the Company.  However, no assurances can be provided that we will achieve our operating plan and cash flow projections for this fiscal year or our projected consolidated financial position as of December 31, 2024. Such estimates are subject to change based on future results and such change could cause future results to vary significantly from expected results.

Cash Flows The following table summarizes our cash flows for the periods indicated ($ in thousands):

	Nine Months Ended December 31,
	2023	2022
Total cash provided by (used in):
Operating activities	$(762)	$(2,683)
Investing activities	(323)	(1,018)
Financing activities	772	1,625
Decrease in cash	$(313)	$(2,076)

Cash used in operating activities for the nine months ended December 31, 2023 was the result of a net loss of $3.2 million, offset by non-cash items of $1.8 million and an increase in accounts receivable due to timing of sales, offset by a decrease in inventories.

Cash used in investing activities for the nine months ended December 31, 2023 primarily includes costs for capital improvements at our Kona facility.

Cash provided by financing activities for the nine months ended December 31, 2023 consists primarily of the proceeds from the Private Placement of $392,000 and draws on the related party line of credit of $750,000 offset by debt service payments of $179,000 and the paydown of the Bank line of credit of $180,000.

Sources and Uses of Capital

As of December 31, 2023, our working capital was $3.7 million, a decrease of $1.6 million compared to March 31, 2023. There was a decrease in inventories in the first nine months of fiscal year 2024 as we manage our production in line with sales demand, offset by the start-up of astaxanthin cultivation in April, as well as draws on our related party line of credit.

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

Off-Balance Sheet Arrangements

As of December 31, 2023, we had no off-balance sheet arrangements or obligations.

Impact of Inflation

Inflationary factors such as increases in the costs of materials, utilities and labor affected our operations in fiscal year 2023. In the first nine months of fiscal year 2024, we have seen stabilization in our underlying costs. We are also experiencing overall lower demand as consumers are feeling the impacts of higher inflation and are closely managing their discretionary spend. The exact impact on our results is difficult to isolate and quantify given the macroeconomic environment. Most of our leases provide for cost-of-living adjustments and require us to pay for insurance and maintenance expenses, all of which are subject to inflation. Additionally, our future lease cost for new facilities may include potentially escalating costs of real estate and construction. There is no assurance that we will be able to pass on increased costs to our customers.

Depreciation expense is based on the historical cost of fixed assets and is therefore potentially less than it would be if it were based on current replacement cost. While property and equipment acquired in prior years will ultimately have to be replaced at higher prices, it is expected that replacement will be a gradual process over many years.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the fiscal year ended March 31, 2023, filed with the SEC on June 27, 2023. In the nine months ended December 31, 2023, there were no changes to the application of critical accounting policies previously disclosed in our most recent Annual Report on Form 10-K.

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control - Integrated Framework” (2013 Framework). Based on our assessment, using those criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2023.

Changes to Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the nine months ended December 31, 2023, that has materially affected, or was reasonably likely to materially affect, our internal control over financial reporting.

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

From time to time, the Company may be involved in litigation and investigations relating to claims and matters arising out of its operations in the normal course of business. There were no significant legal matters outstanding at December 31, 2023.

Item 1A.	Risk Factors

For a discussion of the risk factors relating to our business, please refer to Part I, Item 1A of our Form 10-K for the year ended March 31, 2023, which is incorporated by reference herein.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 5.	Other Information

As disclosed previously, on August 10, 2023, the Company received a notification letter from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market  LLC (“Nasdaq") notifying the Company that, for the last 30 consecutive business days, the bid price for the Company's common stock had closed below the minimum $1.00 per share requirement for continued listing on the Nasdaq under Nasdaq Listing Rule 5550(a)(2) (“Bid Price Rule”).  The notification letter provided that, in accordance with the Nasdaq Listing Rule 5810(c)(3)(A), the Company had an initial period of 180 days from the date of the notification letter, or until February 6, 2024 (the “Compliance Date”), to regain compliance with the Bid Price Rule.

On February 7, 2024, the Company was notified by the Staff of the Company's failure to demonstrate compliance by the Compliance Date and the Company expects to receive a Staff Delist Determination from Nasdaq notifying the Company that its common stock will be delisted from Nasdaq for failing to comply with the Bid Price Rule.  The Company does not expect to appeal the Staff Delist Determination within the prescribed time period.  The delisting is expected to be effective February 20, 2024, and a Form 25-NSE will be filed with the Securities and Exchange Commission to remove the Company's common stock from listing on the Nasdaq Stock Market.

The Company expects that its common stock will be eligible to be traded over-the-counter.  However, no assurance can be given that trading of the Company's common stock will be commenced or maintained on an over-the-counter market or any other quotation medium.

Item 6.	Exhibits

10.1

Subscription Agreement, dated December 15, 2023, by and between The Michael Arlen Davis Revocable Trust and Cyanotech Corporation (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 19, 2023)

31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of February 8, 2024

31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of February 8, 2024

32*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed as of February 8, 2024

99.1*	Press Release dated February 8, 2024

101

The following financial statements from Cyanotech Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2023, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)

*Included herewith. Other exhibits were filed as shown above.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYANOTECH CORPORATION
(Registrant)

February 8, 2024	By:	/s/ Matthew K. Custer
(Date)		Matthew K. Custer
President and Chief Executive Officer

February 8, 2024	By:	/s/ Felicia Ladin
(Date)		Felicia Ladin
Chief Financial Officer, Vice President — Finance & Administration, and Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1

Subscription Agreement, dated December 15, 2023, by and between The Michael Arlen Davis Revocable Trust and Cyanotech Corporation (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 19, 2023)

31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of February 8, 2024

31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of February 8, 2024

32*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed as of February 8, 2024

99.1*	Press Release dated February 8, 2024

101

The following financial statements from Cyanotech Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2023, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements

104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)

*Included herewith. Other exhibits were filed as shown above.