Form 10-K
period 2024-03-31
CYANOTECH CORP
filed 2024-06-26
CIK 768408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2024

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

The aggregate market value of common shares held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant's most recently completed second fiscal quarter, September 30, 2023, was approximately $3,327,018.40.

Number of shares outstanding of Registrant’s Common Stock at June 14, 2024 was 6,948,379.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement for its 2024 Annual Meeting of Stockholders, expected to be filed with the Securities and Exchange Commission on or prior to July 12, 2024 and to be used in connection with the Annual Meeting of Stockholders expected to be held on August 22, 2024, are incorporated by reference in Part III of this Form 10-K.

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
●

The effects of global outbreaks of pandemics or contagious diseases or fear of such outbreaks, including on our supply chain, the demand for our products, our ability to expand and produce in new geographic markets or the timing of such expansion efforts, and on overall economic conditions and consumer confidence and spending levels;

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

General

We are a world leader in the production of high value natural products derived from microalgae. Incorporated in 1983, we are guided by the principle of providing beneficial, quality microalgal products for health and human nutrition in a sustainable, reliable and environmentally sensitive operation. We are Good Manufacturing Practices ("GMP") certified by Merieux NutriSciences, reinforcing our commitment to quality in our products, quality in our relationships (with our customers, suppliers, employees and the communities we live in), and quality of the environment in which we work. Our products include:

●

BioAstin® Hawaiian Astaxanthin® - a powerful, natural antioxidant clinically studied to support and maintain the body’s natural inflammatory response, to enhance skin, and to support eye, joint and immune health*. It has expanding applications as a human dietary supplement and dietary ingredient; and

●

Hawaiian Spirulina Pacifica® - a nutrient-rich superfood dietary supplement clinically supported for natural energy, immune system support, cardiovascular health and as a source of antioxidant carotenoids*

*These statements have not been evaluated by the Food and Drug Administration. This product is not intended to diagnose, treat, cure or prevent any disease.

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

Our production of these products at our 96-acre facility on the Kona Coast of the island of Hawaii provides several benefits. We selected the Keahole Point location in order to take advantage of relatively consistent warm temperatures, sunshine and low levels of rainfall needed for optimal cultivation of microalgae. This location also offers us access to cold deep ocean water, drawn from an offshore depth of 2,000 feet, which we use in our Ocean-Chill Drying system to eliminate the oxidative damage caused by standard drying techniques and as a source of trace nutrients for microalgal cultures. The area is also designated a Biosecure Zone, with tight control of organisms allowed into the area and free of genetically modified organisms ("GMO"). We believe that our technology, systems, processes and favorable growing location generally permit year-round harvest of our microalgal products in a cost-effective manner.

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

The following table sets forth, for the three years ended March 31, 2024, the net sales contributed by each of our major product lines and extraction and research and development (“R&D”) services (in thousands):

	Net Sales
	2024	2023	2022
Natural astaxanthin products:
BioAstin®	$15,104	$14,209	$17,378
Spirulina products:
Hawaiian Spirulina Pacifica®	7,351	8,355	17,990
Contract extraction and R&D services	616	614	600
Total	$23,071	$23,178	$35,968

Cost of sales for contract extraction and R&D services for the years ended March 31, 2024, 2023 and 2022 were $358,000, $441,000 and $439,000, respectively.

Natural Astaxanthin Products

We commenced commercial production of natural astaxanthin in 1997 and in 1999 BioAstin®, our natural astaxanthin product was cleared for sale in the U.S. Dietary Supplement market, and in 2007, was approved for sale in Europe. Astaxanthin represented approximately 65% of our net sales in the fiscal year ended March 31, 2024. Astaxanthin’s antioxidant properties are believed to surpass many of the antioxidant properties of vitamin C, vitamin E, beta-carotene and other carotenoids. Independent scientific studies indicate that in certain models, natural astaxanthin has up to 100 times the antioxidant activity of vitamin E and 4 times the antioxidant activity of beta-carotene. In addition, a growing body of scientific literature suggests that natural astaxanthin has beneficial properties as an anti-inflammatory, with additional benefits for joint, skin, eye and immune health.

BioAstin® is generally recognized as safe ("GRAS") as determined by the United States Food and Drug Administration ("FDA"). Our all natural BioAstin® is cultivated without the use of herbicides or pesticides and is not genetically modified ("non-GMO"). In fiscal 2012, we applied for a new dietary ingredient ("NDI"), with the United States FDA, providing for a daily dosage of 12mg of astaxanthin which was reviewed without comment. BioAstin® holds several independent third-party quality certifications including: iGen Non-GMO, Gluten Intolerance Group’s Gluten Free, Detox Project Glyphosate Free, and Informed Choice, for products produced up to and including the fiscal year ended March 31, 2024.

We produce natural astaxanthin from Haematococcus pluvialis microalgae grown in a combination of fresh water and a metered amount of nutrient-rich deep ocean water (containing essential trace elements), drawn from a depth of 2,000 feet below sea level, supplemented with nutrients. As these algae are extremely susceptible to contamination by unwanted algae, protozoa and amoebae, we developed a proprietary system known as the PhytoDome Closed Culture System or PhytoDome CCS to overcome this problem. Using this proprietary system at the early culture stage, we have generally been able to grow consistently large volumes of contaminant-free Haematococcus culture, subject to quarterly seasonality.

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

All natural astaxanthin products undergo a prescribed set of microbiological food product tests to ensure safety and quality. We use third party contract manufacturers for the encapsulation, molding of gummies and packaging of gelcaps and gummies. All third-party contract manufacturers are audit inspected by our Quality Department and are required to comply with the FDA GMP regulations. These contract manufacturers hold independent third party GMP certifications.

BioAstin® is sold primarily as a packaged consumer product through Nutrex Hawaii to natural product distributors, retailers and online channels, or directly to consumers. It is also sold in liquid lipid form as a raw ingredient to dietary supplement manufacturers, health food formulators and cosmetic manufacturers. BioAstin® gelcaps are sold in bulk quantities to distributors. We sell BioAstin® consumer products in gelcap form, including a vegan gelcap, and condition specific health formats and in 2024, we introduced sugar-free and vegan gummies enhanced with Vitamin D3.

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

Spirulina Products

We have been producing a strain of spirulina microalgae marketed as Hawaiian Spirulina Pacifica® since 1984. Hawaiian Spirulina Pacifica® represents approximately 32% of our net sales in the fiscal year ended March 31, 2024. Hawaiian Spirulina Pacifica® is a nutrient-rich superfood dietary supplement, proving a plant-based, highly absorbable source of protein, natural beta-carotene, mixed carotenoids, B vitamins, gamma linolenic acid, essential amino acids and other phytonutrients.

Hawaiian Spirulina Pacifica® is produced in two forms: powder and tablets. Powder is used as an ingredient in dietary supplements and health beverages. Powder and tablets are consumed as a daily dietary supplement. All forms are sold in bulk quantities and as packaged consumer products under the Nutrex Hawaii label and as private label consumer packaged products.

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

Our Hawaiian Spirulina Pacifica® is cultivated in fresh water and supplemented with other major required nutrients. We recycle the media and all freshwater input in our spirulina production process.

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

Each production lot of Hawaiian Spirulina Pacifica® is sampled and subjected to thorough quality control analyses including testing for moisture, carotenoids, minerals, color and taste, among others. Further, each lot of our Hawaiian Spirulina Pacifica® undergoes a prescribed set of microbiological tests to ensure the absence of contaminants, including total aerobic bacteria, coliform bacteria, Salmonella and E. coli. The Hawaiian Spirulina Pacifica® powder, tablets and gummies are packaged to extend shelf life and ensure product freshness. Our packaged consumer products are bottled and labeled by third party contractors in California. These contractors are subject to regular government inspections and hold Drug Manufacturing Licenses & Processed Food Registrations with the State of California Department of Health. These contract manufacturers hold independent third party GMP certifications.

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

Our direct competition in the spirulina market is currently from Parry Nutraceuticals, a division of Murugappa Group of India and several farms in China.

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

Due to our knowledge and expertise in cultivating microalgae combined with excess production capacity, we began offering R&D services to third-parties in fiscal 2023.

Total contract services and R&D services revenue represented approximately 3%, 3% and 2% of our net sales in fiscal years ended March 31, 2024, 2023 and 2022, respectively.

Major Customers

Two customers individually accounted for 34% and 17% of our total net sales for the fiscal year ended March 31, 2024. Two customers individually accounted for 34% and 6% of our total net sales for the fiscal year ended March 31, 2023. Two customers individually accounted for 22% and 19% of our total net sales for the fiscal year ended March 31, 2022.

Research and Development

Our expertise for many years has been in the development of efficient, stable and cost-effective production systems for microalgal products. We have learned production levels from our systems may not be sustainable across periods of days, weeks, or even months. Accordingly, we typically investigate each specific microalgae identified in the scientific literature for potentially marketable products and for solutions to production stability and efficiency challenges, and then strive to develop the technology to grow such microalgae on a commercial scale or to incorporate procedures or technology to improve production stability and efficiency. Successful microalgal product developments and technical solutions are highly uncertain and dependent on numerous factors, many beyond our control. Products and solutions or improvements that appear promising in early phases of development may be found to be ineffective, may be uneconomical because of manufacturing costs or other factors, may be precluded from commercialization due to the proprietary rights of other companies, or may fail to receive necessary regulatory approvals. Our research and development expenses were $0.7 million, $0.8 million and $0.7 million for the years ended March 31, 2024, 2023 and 2022, respectively.

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

Employees

As of March 31, 2024, we employed 77 people. Of the total, 29 are involved in harvesting, production and quality, with the remainder in maintenance, shipping, sales, administration and support. None of our employees are subject to collective bargaining agreements. Management believes that its relations with employees are good.

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

Our operations and financial performance may be affected by general economic conditions such as volatility and disruptions, diminished liquidity and credit market conditions and the level of consumer confidence. Inflation may affect our business by reducing consumer spending, which may impact sales growth and our underlying costs. We have observed increased inflation during the past few years with varying impacts on our business. If increases in energy costs and inflationary trends continue, our business and operating results could be adversely affected. We may also experience adverse impacts to our business as a result of consumers’ perceptions of the economy, and a decrease in their personal financial condition could hurt overall consumer confidence and reduce demand for our products. Consumers may reduce non-essential items, purchase value-oriented products or increasingly rely on dietary supplement discounters in an effort to secure their products, which could impact our operating results. In addition, adverse changes in the U.S. economy, consumer confidence and economic conditions could have an adverse effect on our operating results.

Public health crises may adversely affect our business, results of operations, financial condition, liquidity, and cash flow.

Future pandemics or public health crises and the measures taken in response could adversely impact our business, financial condition and results of operation and heighten many of the other risks described throughout this report, including but not limited to those relating to our operating strategy, supply chain, increased labor costs, availability of labor, disruption in operations, loss of key employees, our indebtedness, and general economic conditions. We may also experience a negative impact from government mandated restrictions and community response measures which may disrupt our business and thus negatively impact our financial results.

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

Our success depends in large part on our ability to attract, retain, train, manage and engage employees. The COVID-19 pandemic had a significant impact on the labor market. Post pandemic, labor shortages have affected our ability to hire or re-hire employees. For a large percentage of our business, our activities need to be performed in person at Kona. Our labor pool on the island of Hawaii is limited. Because payroll costs are a major component of the operating expenses a shortage of labor could also require higher wages that would increase labor costs, which could adversely affect our results of operations.

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

Our top ten customers generated 69% and 66% of our net sales for fiscal years 2024 and fiscal 2023, respectively. Two customers individually accounted for 34% and 17%, and 34% and 6% of our total net sales in the fiscal years ended March 31, 2024 and 2023, respectively. Accordingly, the loss of one or more of those customers or a substantial decrease in such customers' purchases from us could result in a material reduction in our revenues and profitability.

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

A cyber-attack that bypasses our security, or employee error, malfeasance or other disruptions that cause a security breach could lead to a material disruption of our information systems and/or the loss of business information. Cyber-attacks are expected to accelerate on a global basis and threats are increasingly sophisticated in using techniques and tools, including artificial intelligence, that are designed to circumvent security controls and evade detection. Such an attack could result in, among other things, the theft, destruction, loss, misappropriation or release of confidential data and intellectual property; operational or business delays; liability for a breach of personal information belonging to our customers or our employees; and damage to our reputation any of which could have a material adverse effect on our business, financial condition, and results of operations. In the event of an attack, we would be exposed to a risk of loss or litigation and possible liability, including under laws that protect the privacy of personal information.

To date, the risks posed by such cybersecurity threats have not materially affected us or our business strategy, results of operations or financial condition, and as of the date of this report, we are not aware of any material risks from cybersecurity threats that are reasonably likely to do so, but there can be no assurance that we will not be materially affected by such risks in the future.

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

As a public company, we are required to comply with the periodic reporting obligations of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including preparing annual reports, quarterly reports, and current reports. Our failure to prepare and disclose this information in a timely manner and meet our reporting obligations in their entirety could subject us to penalties under federal securities laws and regulations of the OTCQB Market (“OTCQB”), expose us to lawsuits, and restrict our ability to access financing on favorable terms, or at all.

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

Our two largest shareholders collectively own approximately 32.7% of our common stock. According to publicly filed beneficial ownership reports, as of the respective dates of such reports, Michael Davis, chairman of our board of directors, beneficially owned 1,356,894 of shares representing a 19.5% beneficial ownership and the Rudolf Steiner Foundation ("RSF"), beneficially owned 917,133 shares representing a 13.2% beneficial ownership. The shares held by RSF were originally donated by a foundation affiliated with Mr. Davis or acquired from the proceeds of donations made by that foundation. In addition, Mr. Davis and RSF filed a Schedule 13D with the SEC on March 17, 2017, announcing the formation of a “group” among the two of them and certain of Mr. Davis’ affiliates under Section 13 of the Exchange Act. As part of the agreement between Mr. Davis and RSF, RSF has agreed not to sell, transfer or otherwise dispose of any of its shares in the Company unless RSF provides concurrent written notice to an affiliate of Mr. Davis and the Company at least three days prior to the consummation of any such sale, transfer or other disposition. On August 24, 2023, 424,621 shares of our common stock owned by Skywords Family Foundation, Inc. (“Skywords”) was donated to Ginungagap Foundation, a Delaware corporation (“Ginungagap”), recognized as a tax-exempt organization. Mr. Davis serves as the President of both Skywords and Ginungagap and has recused himself from all matters related to the common stock owned by Ginungagap, including, without limitation, decisions to vote or dispose of Cyanotech common stock. Along with this recusal, the formation of this “group” was dissolved In addition, on April 12, 2019, the Company borrowed $1.5 million from an entity affiliated with Mr. Davis pursuant to an unsecured promissory note.  In April 2021, the Company amended the loan, which extended the expiration to April 2024, converted $500,000 into revolving loans, adjusted the interest rate to reflect a floor of 5%, and granted a security interest in substantially all of the Company’s personal property assets, subject to limited exceptions. In December 2022, the Company amended the promissory note which extended the maturity to April 2025 and increased the revolving line amount from $0.5 million to $1.0 million. In August 2023, the Company amended the loan to increase the revolving line amount from $1.0 million to $2.0 million. As of both March 31, 2024 and 2023, $1.0 million remained due under this promissory note, and at March 31, 2024 and 2023, $1.25 million and $0.5 million were outstanding on the revolving line, respectively.

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

We have experienced, and may in the future continue to experience, fluctuations in our quarterly operating results. These fluctuations could reduce the market price of our common stock. Factors that may cause our quarterly operating results to vary include, but are not limited to:

●	weather-related cultivation difficulties;
●	availability and cost of fresh water and ocean water;
●	any non-routine legal fees;
●	fluctuations in customer demand;
●	business decisions of our customers regarding orders for our products;
●	changes in energy costs;
●	changes and availability of raw material costs;
●	production problems which we cannot solve technically or economically;
●	contamination of our cultivation and production facilities;
●	effects of weather on our ability to meet customer demand;
●	timing of promotional activities;
●	the introduction of new products by us or our competitors;
●	changes in our pricing policies or those of our competitors;
●	changes in seasonal and other trends in our customers’ buying patterns;
●	changes in government regulation, both domestic and foreign;

●	fluctuation in foreign currency exchange rates;
●	global economic and political conditions and related risks, including the impacts of a global pandemic and acts of terrorism; and
●	other factors beyond our control.

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

Our products are marketed in a number of countries around the world. For the year ended March 31, 2024, approximately 18% of our net sales were from sales to foreign customers. As a result, we are subject to a number of risks which include, but are not limited to:

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

We regard our proprietary technology, trade secrets, trademarks and similar intellectual property as important and we rely on a combination of trade secret, contract, copyright and trademark law to establish and protect our rights in our products and technology. However, there can be no assurance that we will be able to protect our technology adequately or that competitors will not be able to develop similar technology independently, particularly following the expiration of our patents relating to the use of astaxanthin. In addition, the laws of certain foreign countries may not protect our intellectual property rights to the same extent as the laws of the United States. Litigation in the United States or abroad may be necessary to enforce intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. Such litigation, even if successful, could result in substantial costs and diversion of resources and could have a material adverse effect on our business, results of operations and financial condition. Additionally, if any such claims are asserted against us, we may seek to obtain a license under the third party’s intellectual property rights. There can be no assurance, however, that a license would be available on terms acceptable or favorable to us, if at all.

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

We believe our cash to be provided from operations will be sufficient to meet a portion of our working capital and operating requirements for at least the next 12 months and may have to secure a commitment to fund the remaining gap, but we may experience unexpected reductions in sales due to changes in customer demand, customer purchasing practices, or other factors described in these Risk Factors. If we have an unexpected decline in sales, or we have other unexpected capital needs, we may need to raise additional funds. There is no guarantee that we will be able to secure such funding on acceptable terms, if at all. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our then current stockholders may be reduced. If we raise additional funds through the issuance of convertible debt securities, or through additional debt or similar instruments, such securities, debt, or similar instruments could have rights senior to those of our common stockholders and such instruments could contain provisions restricting our operations. If adequate funds are not available to satisfy either short-term or long-term capital requirements, we may be required to limit operations with adverse results.

We may not be able to refinance, extend or repay our senior indebtedness, which would have a material adverse effect on our financial condition and ability to continue as a going concern.

As of March 31, 2024, we owed First Foundation Bank (the “Bank”) approximately $3.2 million under a Term Loan Agreement dated August 14, 2012, which requires monthly payments of principal and interest until its maturity on August 14, 2032. If we are unable to make payments when due under this agreement, or repay this obligation at maturity, and we are otherwise unable to extend the maturity date or refinance this obligation, we would be in default. We cannot provide any assurances that we will be able to generate the necessary amount of capital to make payments as they become due, or to repay this obligation, or that we will be able to extend the maturity date or otherwise refinance this obligation. In the event of default, the Bank would have the right to exercise its rights and remedies to collect, which would include foreclosing on our assets. Accordingly, a default would have a material adverse effect on our business and, if the Bank exercises its rights and remedies, we would likely be forced to seek bankruptcy protection.

In addition, the agreements governing our indebtedness include certain debt service and other financial covenants that we must satisfy. In previous years, we have defaulted on certain of these covenants and have received waivers of the defaults from the Bank. As of March 31, 2024, the Company was not in compliance with the required debt service coverage and current ratios. The Company is currently seeking a waiver of such default, however, we cannot provide any assurance that the Bank will provide us with such a waiver. As of March 31, 2023, the Company was not in compliance with the required debt service coverage ratio, but the Bank provided a waiver of the default on June 22, 2023 and implemented an immediate freeze on any and all further advances of the Revolving Credit Agreement (the “Credit Agreement”) through the maturity date. We cannot provide any assurance that the Bank would provide us with a waiver should we not be in compliance in the future. A failure to maintain compliance along with our lender not agreeing to a waiver for the non-compliance would cause the outstanding borrowings to be in default and payable on demand which would have a material adverse effect on us and our ability to continue as a going concern.

We have incurred significant losses in the past. If we incur significant losses in the future, we will experience negative cash flow which may hamper current operations and prevent us from sustaining or expanding our business.

As of March 31, 2024, we had an accumulated deficit of approximately $22.9 million, primarily as a result of current and prior year losses. Historically, we have relied upon cash from operations and financing activities to fund all of the cash requirements of our business. However, no assurance can be provided that we will return to profitability and, even if we do return to profitability, extended periods of profitability and net income do not assure positive cash flows. Future periods of net losses from operations could result in negative cash flow, may cause us to default on certain covenants in our existing debt instruments and may hamper ongoing operations and prevent us from sustaining or expanding our business. We cannot assure you that we will achieve, sustain or increase profitability on a quarterly or annual basis in the future. If we do not achieve, sustain or increase profitability, our business will be adversely affected and our stock price may decline.

Our recurring losses from operations resulting in net cash outflows from operating activities, as well as current cash and liquidity projections, raise substantial doubt about our ability to continue as a going concern.

Based on our recurring losses from operations resulting in net cash outflows from operating activities for the fiscal year ended March 31, 2024, as well as current cash and liquidity projections, we have concluded that there is substantial doubt about our ability to continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result if we do not continue as a going concern.  You should not rely on our consolidated balance sheet as an indication of the amount of proceeds that would be available to satisfy claims of creditors, and potentially be available for distribution to shareholders, in the event of liquidation.

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

The price at which you purchase shares of our common stock may not be indicative of the price that will prevail later in the trading market. You may be unable to sell your shares of common stock at or above your purchase price, which may result in substantial losses to you. As of March 31, 2024, there were approximately 6.9 million shares of our common stock outstanding and stockholders holding at least 5% of our stock, individually or with affiliated persons or entities, collectively beneficially owned or controlled approximately 32.7% of such shares. Sales of large numbers of shares by any of our large stockholders could adversely affect our trading price, particularly given our relatively small historic trading volumes. If stockholders holding shares of our common stock sell, indicate an intention to sell, or if it is perceived that they will sell, substantial amounts of their common stock in the public market, the trading price of our common stock could decline. Moreover, if there is no active trading market or if the volume of trading is limited, holders of our common stock may have difficulty selling their shares.

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

Item 1C.	Cybersecurity

Cybersecurity Risk Management and Strategy

We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity and availability of our critical systems and information. Our cybersecurity risk management program includes a cybersecurity incident response plan and is integrated with our overall enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational and financial risk areas. Our cybersecurity risk management program includes the following key elements:

●	Risk assessments designed to help identify material cybersecurity risks to our critical systems, information, services and our broader enterprise information technology (“IT”) environment;
●	A team comprised of IT personnel responsible for directing (1) our cybersecurity risk assessment processes; (2) our security controls; and (3) our response to cybersecurity incidents;
●	The use of external cybersecurity service providers, where appropriate, to assess, test or otherwise assist with aspects of our cybersecurity processes;
●	Cybersecurity awareness training of employees with access to our systems; and
●	A cybersecurity incident response plan.

During the fiscal year ended March 31, 2024, we have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations, or financial condition. We face certain ongoing risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations or financial condition, as we have described in the Risk Factors section of this Form 10-K.

Cybersecurity Governance

Our Board of Directors considers cybersecurity risk as critical to the enterprise and oversees management’s design, implementation and enforcement of our cybersecurity risk management program, while our executive officers are responsible for the day-to-day management of the material risks. Our Board of Directors receive annual updates, and/or significant updates as needed, on relevant information regarding cybersecurity.

Item 2.	Properties

Our principal facility and corporate headquarters are located at the Natural Energy Laboratory of Hawaii Authority (“NELHA”) at Keahole Point in Kailua-Kona, Hawaii. It encompasses approximately 96 fully developed acres containing microalgal cultivation ponds, processing facilities, research and quality control laboratories, and sales and administrative offices. The property is leased from the State of Hawaii under a 40-year commercial lease expiring in 2035 and a 19-year commercial lease expiring in 2037. Our lessee interest in the NELHA leases is encumbered by a mortgage securing approximately $3.2 million of debt (see Note 5 in the notes to our consolidated financial statements). If we were to require additional land for expansion, we believe that there is sufficient available land at NELHA, provided a revised or additional NELHA lease can be negotiated with acceptable terms. Under the terms of the existing NELHA leases, we could be required to remove improvements at the end of the lease terms. Based upon our analysis, we do not believe the projected cost for such removal to be reasonably estimable, and we also believe we are unlikely to incur such costs, given historical practices. However, conditions could change in the future and it is not possible to predict such changes or estimate any impact thereof. We also rent warehouse space in Rancho Cucamonga, California.

Item 3.	Legal Proceedings

From time to time, the Company may be involved in litigation and investigations relating to claims and matters arising out of its operations in the normal course of business. There were no significant legal matters outstanding at March 31, 2024.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the OTCQB Venture Market under the symbol “CYAN”. The approximate number of holders of record of our common stock was 383 as of June 14, 2024.

We are prohibited from declaring any common stock dividends without the prior written consent of a lender per the conditions of an existing term loan agreement with such lender. We have never declared or paid cash dividends on our common stock. We currently do not anticipate paying any cash dividends on common stock.

The following table sets forth the Company’s common shares authorized for issuance under equity compensation plans as of March 31, 2024:

	Common shares to be issued upon exercise of options and restricted stock units outstanding (in shares)	Weighted- average exercise price of outstanding options and restricted stock units	Common shares available for future grant under equity compensation plans (in shares)
Equity compensation, plans approved by security holders	427,820	$1.71	668,899

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our products are sold as consumer-packaged goods through natural products distributors, retailers and online channels, and direct to consumers, primarily in the U.S., as well as in bulk form to manufacturers, formulators and distributors worldwide in the health foods, cosmetic manufacturers and nutraceuticals and dietary supplement markets.

We will continue to focus on growing the market for our high quality, higher margin consumer products by emphasizing the higher nutritional content of our Hawaiian Spirulina Pacifica® and the multiple health benefits of our BioAstin® Hawaiian Astaxanthin®. We generated 18%, 27% and 32% of our revenues outside of the United States during the years ended March 31, 2024, 2023 and 2022, respectively. Competing in a global marketplace, we are influenced by the general economic conditions of the countries in which our customers operate, including adherence to our customers’ local governmental regulations and requirements. Since substantially all sales are made in U.S. currency, we have no material foreign exchange exposure.

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

Fresh water is critical for our natural astaxanthin and spirulina production, and while we have not experienced any long-term constraint on fresh-water availability, future availability could be negatively impacted by significant growth in the local population as well as by throughput constraints on the water delivery infrastructure owned by the County of Hawaii. Given the criticality of fresh water to our operations and the community, we recycle fresh water where possible and have developed additional water recycling systems in our efforts to utilize fresh water efficiently. Both fresh and sea water require electricity for pumping; and the cost of our electricity depends on the cost of fuel which is, in turn, tied to the global price of crude oil.

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

We utilize several third-party contractors for encapsulation of our gelcaps, molding of our gummies and for the packaging of our finished products. Although these services are available from a limited number of sources, we believe that we have the ability to use other parties if any of the current contractors become unavailable.

During fiscal year 2024, we continue to experience a loss from operations as the impacts from the macroeconomic environment led to lower sales across our portfolio. Industry data shows that consumers intake of dietary supplements is not slowing down but may be trading down to private label brands to save on costs. The market for bulk material is increasingly price sensitive with many companies sourcing lower priced international ingredients.

Fiscal 2024 Summary:

●

Net sales for the year were $23.1 million, a decrease of $0.1 million, or 0.5% from the prior year, driven primarily by a $1.0 million, or 12.0%, decrease in spirulina sales, offset by $0.9 million, or 6.3%, increase in astaxanthin sales.

●	The pretax loss for the year was $5.3 million compared to pretax loss of $3.4 million in fiscal 2023.

●

Cash at March 31, 2024 decreased by $0.3 million compared to last year primarily due to the net loss for the year, an increase in accounts receivables and investments in capital expenditures, offset by draws on the line of credit - related party, proceeds from the issuance of common stock related to a private placement and a decrease in inventories as we balanced inventory with customer demand.

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

Results of Operations for the 2024, 2023, and 2022 Fiscal Years

The following tables present selected consolidated financial data for each of the past three fiscal years ($ in thousands):

Consolidated Performance Summary	2024	2023	2022
Net sales	$23,071	$23,178	$35,968
Net sales (decrease) increase	(0.5)%	(35.6)%	11.2%
Gross profit	$5,945	$7,259	$13,566
Gross profit as % of net sales	25.8%	31.3%	37.7%
Operating expenses	$10,537	$10,179	$10,992
Operating expenses as % of net sales	45.7%	43.9%	30.6%
Operating (loss) income	$(4,592)	$(2,920)	$2,574
Operating (loss) income as % of net sales	(19.9)%	(12.6)%	7.2%
Gain on extinguishment of debt	$—	$—	$—
Income tax expense	$(7)	$(18)	$(28)
Net (loss) income	$(5,267)	$(3,440)	$2,154

Net sales by product	2024	2023	2022
Packaged sales
Astaxanthin packaged	$13,613	$12,227	$14,931
Astaxanthin packaged sales (decrease) increase	11.3%	(18.1)%	2.9%
Spirulina packaged	$5,779	$4,814	$7,604
Spirulina packaged sales (decrease) increase	20.0%	(36.7)%	(0.2)%
Total Packaged sales	$19,392	$17,041	$22,535
Total Packaged sales (decrease) increase	13.8%	(24.4)%	1.8%

Bulk sales
Astaxanthin bulk	$1,491	$1,982	$2,447
Astaxanthin bulk sales (decrease) increase	(24.8)%	(19.0)%	7.3%
Spirulina bulk	$1,572	$3,541	$10,386
Spirulina bulk sales (decrease) increase	(55.6)%	(65.9)%	45.9%
Total Bulk sales	$3,063	$5,523	$12,833
Total Bulk sales (decrease) increase	(44.5)%	(57.0)%	36.6%

Contract extraction and R&D services revenue	$616	$614	$600

Fiscal 2024 results compared with Fiscal 2023

Net Sales Net sales decreased $0.1 million, or 0.5%, in fiscal year ended March 31, 2024 compared with fiscal year 2023. Although the sales were essentially flat, the mix of sales changed with more packaged sales in the fiscal year ended March 31, 2024 and lower sales of bulk products. The sales decrease in bulk spirulina was primarily due to the market for bulk material being increasingly price sensitive with many companies sourcing lower priced international ingredients, and the change in the business of one of our key customers. The lower sales of bulk astaxanthin were mostly due to timing. For our packaged sales, the increase was primarily due to the timing of shipments and higher demand at one of our key customers.

Gross Profit Gross profit as a percent of net sales decreased by 5.5 percentage points compared to fiscal 2023, which was the result of higher cost per kilogram of astaxanthin and spirulina due to lower overall production volumes, as well as write downs of purchased third party material and higher than normal excess capacity, lower of cost or market adjustment for spirulina inventory write-offs.

Operating Expenses Operating expenses increased $0.4 million, or 3.5% compared to fiscal year 2023. Selling and marketing expenses increased primarily due to higher online selling fees, offset by lower general and administrative and research and development costs related to lower headcount.

Income Taxes We recorded an income tax expense of $7,000 in fiscal 2024 for state taxes, compared to income tax expense of $18,000 in fiscal 2023.

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

Liquidity and Going Concern

The accompanying consolidated financial statements, as of and for the fiscal year ended March 31, 2024 and 2023, have been prepared assuming we will continue as a going concern.  The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  We sustained operating losses and negative cash flows from operations for these same periods.  Further, as discussed below, we were not in compliance with two debt covenant requirements at March 31, 2024 and one debt covenant requirement at March 31, 2023.  In June 2023, the Bank instituted a freeze on additional advances from the Revolving Credit Agreement.  These conditions raise substantial doubt about our ability to continue as a going concern.  The consolidated financial statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expense that may be necessary if we were unable to continue as a going concern.

As of March 31, 2024, we had cash of $0.7 million and working capital of $2.0 million compared to $1.0 million and $5.4 million, respectively, at March 31, 2023. We had the Credit Agreement with the Bank that provided for borrowings up to $2.0 million on a revolving basis, however, as part of the covenant waiver at March 31, 2023, the borrowings under this line of credit were frozen. On October 13, 2023, the Bank converted this line of credit to a term loan in the amount of $1.48 million with a maturity date of August 30, 2024. As of March 31, 2024, we had $1.24 million outstanding on this loan and as of March 31, 2023, we had outstanding borrowings of $1.54 million on the line of credit. (see Note 5 in the notes to consolidated financial statements).

We also have a loan facility with a related party that allows us to borrow up to $2.0 million on a revolving basis (the “Revolver”). At March 31, 2024 and 2023, we had $1.25 million and $0.5 million, respectively, outstanding borrowings on the Revolver, which were included in line of credit – related party on the Consolidated Balance Sheets. The Revolver expires on April 12, 2025 (see Note 5 and 15 in the notes to consolidated financial statements).

As of March 31, 2024, we had $3.2 million of debt ("Term Loans") payable to the Bank that require the payment of principal and interest monthly through August 2032. Pursuant to the Term Loans and the Credit Agreement, we are subject to annual financial covenants, customary affirmative and negative covenants and certain subjective acceleration clauses. As of March 31, 2024, our debt service coverage ratio and current ratio fell short of the Bank’s annual requirement. We are currently seeking a letter from the Bank waiving the covenant violations as of March 31, 2024, but noting there can be no assurance that the Bank will provide such a waiver and may declare a default if any covenants remain out of compliance at applicable measurement dates.  As of March 31, 2023, our debt service coverage ratio fell short of the Bank’s annual requirement. On June 22, 2023, the Bank provided us with a letter waiving the covenant violation as of March 31, 2023.

On December 15, 2023, we completed a Private Placement of an aggregate of 400,000 shares of our common stock at a price of $1.00 per share, and incurred legal cost related to the Private Placement of $12,000. The net proceeds of $388,000 were used by us for general working capital. (See Note 10 in the notes to consolidated financial statements).

In April 2019, we obtained a loan in the amount of $1.5 million from a related party. The proceeds were used to pay down accounts payable and for general operating capital purposes. On April 12, 2021, December 14, 2022 and August 14, 2023, we amended this loan (see Note 5 and 15 in the notes to consolidated financial statements). As of both March 31, 2024 and 2023, we had $1.0 million outstanding on the related party note. The loan matures on April 12, 2025.

We continue to experience a loss from operations as the impacts from the macroeconomic environment led to lower sales across our portfolio for the fiscal year ended March 31, 2024. Industry data shows that consumers intake of dietary supplements is not slowing down but may be trading down to private label brands to save on costs. The market for bulk material is increasingly price sensitive with many companies sourcing lower priced international ingredients. Beginning in the second quarter of fiscal year 2023 through the end of fiscal year ended 2024, we drew on our funding sources to provide liquidity. To address the resulting cash flow challenges, we continue to monitor cost savings initiatives implemented in fiscal year 2023, including stopping or slowing production of inventory in alignment with current customer demand, maintaining a reduced headcount and compensation, primarily through attrition and furloughs, respectively, and eliminating certain discretionary selling, general and administrative expenses. We have also made some changes in the sales and marketing team starting with the Chief Commercial Officer and strengthening the sales team, updating our marketing materials to emphasize our competitive strengths and raising capital by completing a private placement in the third quarter of fiscal 2024.

Funds generated by operating activities and available cash are our most significant sources of liquidity for working capital requirements, debt service and funding of maintenance levels of capital expenditures. We have developed our operating plan to produce a significant portion of the cash flows necessary to meet all financial requirements, with the remaining need for capital raising. Although we have a history of either being in compliance with debt covenants, or obtaining the necessary waivers, execution of our operating plan is dependent on many factors, some of which are not within our control. However, no assurances can be provided that we will achieve our operating plan and cash flow projections for the next fiscal years or our projected consolidated financial position as of March 31, 2025. Such estimates are subject to change based on future results and such change could cause future results to vary significantly from expected results.

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

Off-Balance Sheet Arrangements

As of March 31, 2024, we had no off-balance sheet arrangements or obligations.

Impact of Inflation

Inflationary factors such as increases in the costs of materials, utilities and labor directly affect our operations. We are also experiencing overall lower demand as consumers are feeling the impacts of higher inflation and are closely managing their discretionary spend. The exact impact on our results is difficult to isolate and quantify given the macroeconomic environment. Most of our leases provide for cost-of-living adjustments and require us to pay for insurance and maintenance expenses, all of which are subject to inflation. Additionally, our future lease costs for new facilities may include potentially escalating costs of real estate and construction. There is no assurance that we will be able to pass on increased costs to our customers.

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

Cash Flows The following table summarizes our cash flows from operating, investing and financing activities for each of the past three fiscal years ($ in thousands):

	2024	2023	2022
Total cash is provided by (used in):
Operating activities	$(455)	$(2,100)	$2,379
Investing activities	(381)	(1,068)	(1,270)
Financing activities	569	1,553	(2,287)

Decrease in cash	$(267)	$(1,615)	$(1,178)

Cash used in operating activities in fiscal 2024 was the result of a net loss of $5.3 million and an increase of $0.8 million in accounts receivable, offset by non-cash charges of $2.4 million and a decrease of $3.4 million in inventories.

Cash used in operating activities in fiscal 2023 was the result of a net loss of $3.4 million, an increase of $1.2 million in inventories and a decrease of $1.7 million in accounts payables and other accruals, offset by non-cash charges of $2.1 million and a decrease of $2.2 million in accounts receivables.

Cash used in investing activities in fiscal years 2024 and 2023 includes costs for acquiring equipment and leasehold improvements at our Kona facility.

Cash provided by financing activities in fiscal 2024 consisted primarily of the proceeds from the Private Placement of $0.4 and draws on the related party line of credit of $0.8 million, offset by debt service payments of $0.2 million and paydown of the Bank line of credit of $0.3 million.

Cash provided by financing activities in fiscal 2023 consisted primarily of draws on the line of credit of $1.5 million and on the related party line of credit of $0.5 million, offset by debt service payments of $0.5 million.

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

Customer contract liabilities consist of customer deposits received in advance of fulfilling an order and are shown separately on the consolidated balance sheets. During the years ended March 31, 2024 and 2023, we recognized $26,000 and $94,000, respectively, of revenue from deposits that were included in contract liabilities as of March 31, 2023 and 2022, respectively. Our contracts have a duration of one year or less and therefore, we have elected the practical expedient of not disclosing revenues allocated to partially unsatisfied performance obligations.

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

Beginning in fiscal 2021 through fiscal year 2023, cultivation of astaxanthin was completed in the first six months of the fiscal year during the most productive months of the year due to the best growing conditions, compared to year-round cultivation in the prior fiscal years. In fiscal year 2024, cultivation of astaxanthin reverted back to year-round in order to manage staffing constraints. We calculate total production costs for the year based on normal capacity of production expected to be achieved in a year under normal circumstances. These costs are then allocated into inventory based on the period of production, not including abnormal production costs. Allocating fixed and overhead costs requires management’s judgement to determine when production is outside of the normal range of expected variation in production.

Management reviews inventory levels, inventory turnover, product age and product marketability quarterly to evaluate recoverability and determine if a write-off of inventory is deemed necessary.

Equipment and leasehold improvements - Equipment and leasehold improvements are reported at cost less accumulated depreciation and amortization. Self-constructed leasehold improvements include design, construction and supervision costs. These costs are recorded in construction in progress and are transferred to equipment and leasehold improvements when construction is completed, and the facilities are placed in service. Long-lived assets, such as property and equipment and purchased intangibles subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized to the extent that the carrying amount exceeds the asset’s fair value. We did not recognize any impairment of long-lived assets as of March 31, 2024. We recognized $5,000 impairment of long-lived assets as of March 31, 2023, which are included in other income (expense) on the consolidated statements of operations.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Cyanotech Corporation

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Cyanotech Corporation (a Nevada corporation) and subsidiary (the “Company”) as of March 31, 2024 and 2023, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2024, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company sustained operating losses and negative cash flows from operations for the fiscal years ended March 31, 2024 and 2023.  Further, the Company was not in compliance with two debt covenant requirements at March 31, 2024 and one debt covenant requirement at March 31, 2023.  These conditions, along with other matters as set forth in Note 1, raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical audit matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2008.

Newport Beach, California

June 26, 2024

CYANOTECH CORPORATION

CONSOLIDATED BALANCE SHEETS

March 31,

	2024	2023
	(in thousands, except share data)
ASSETS
Current assets:
Cash	$707	$974
Accounts receivable, net of allowance for credit losses of $11 in 2024 and $64 in 2023	2,102	1,331
Inventories	7,313	10,707
Prepaid expenses and other current assets	469	484
Total current assets	10,591	13,496
Equipment and leasehold improvements, net	10,109	11,366
Operating lease right-of-use assets, net	4,284	4,776
Other assets	128	90
Total assets	$25,112	$29,728

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,439	$1,021
Accrued expenses	757	1,101
Customer deposits	198	89
Operating lease obligations, current portion	530	483
Short term debt – bank	1,240	—
Line of credit – bank	—	1,540
Line of credit – related party	1,250	500
Current maturities of long-term debt	3,140	3,369
Total current liabilities	8,554	8,103

Long-term debt, less current maturities	1,000	1,000
Long-term operating lease obligations	3,744	4,275
Other long-term liabilities	—	3
Total liabilities	13,298	13,381

Commitments and contingencies

Stockholders’ equity:
Preferred stock of $0.01 par value, authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock of $0.02 par value, authorized 50,000,000 shares; issued and outstanding 6,947,246 shares at March 31, 2024 and 6,271,971 shares at March 31, 2023	139	125
Additional paid-in capital	34,576	33,856
Accumulated deficit	(22,901)	(17,634)
Total stockholders’ equity	11,814	16,347
Total liabilities and stockholders’ equity	$25,112	$29,728

See accompanying notes to consolidated financial statements

CYANOTECH CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended March 31,

	2024	2023	2022
	(in thousands, except per share data)

Net sales	$23,071	$23,178	$35,968
Cost of sales	17,126	15,919	22,402
Gross profit	5,945	7,259	13,566
Operating expenses:
General and administrative	4,464	4,659	5,367
Sales and marketing	5,384	4,750	4,913
Research and development	689	770	712
Total operating expense	10,537	10,179	10,992
(Loss) income from operations	(4,592)	(2,920)	2,574
Other income (expense):
Interest expense, net	(668)	(502)	(392)
(Loss) income before income taxes	(5,260)	(3,422)	2,182
Income tax expense	(7)	(18)	(28)
Net (loss) income	$(5,267)	$(3,440)	$2,154
Net (loss) income per share:
Basic	$(0.81)	$(0.55)	$0.35
Diluted	$(0.81)	$(0.55)	$0.35
Shares used in calculation of net (loss) income per share:
Basic	6,531	6,244	6,157
Diluted	6,531	6,244	6,168

See accompanying notes to consolidated financial statements

CYANOTECH CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended March 31, 2024, 2023 and 2022

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	(in thousands, except share data)

Balances at March 31, 2021	6,116,073	$122	$33,267	$(16,348)	$17,041
Issuances of common stock for Director Stock Grants	55,438	1	157	—	158
Issuance of vested shares of restricted stock	46,963	1	(53)		(52)
Shares withheld for tax payments	(16,251)	—	—	—	—
Share-based compensation expense	—	—	186	—	186
Net income	—	—	—	2,154	2,154
Balances at March 31, 2022	6,202,223	124	33,557	(14,194)	19,487
Issuances of common stock for Director Stock Grants	64,489	1	157	—	158
Issuance of vested shares of restricted stock	8,312	—	(10)		(10)
Shares withheld for tax payments	(3,053)	—	—	—	—
Share-based compensation expense	—	—	152	—	152
Net loss	—	—	—	(3,440)	(3,440)
Balances at March 31, 2023	6,271,971	$125	$33,856	$(17,634)	$16,347
Proceeds from the sale of common stock, net of expenses	400,000	8	380	—	388
Issuances of common stock for Director Stock Grants	159,493	3	123	—	126
Issuances of common stock to Directors in lieu of cash for current year board fees	12,821	1	10	—	11
Issuance of common stock to Directors in lieu of cash for prior year board fees	17,672	—	15	—	15
Issuance of vested shares of restricted stock	135,272	3	(30)	—	(27)
Shares withheld for tax payments	(49,983)	(1)	—	—	(1)
Share-based compensation expense	—	—	222	—	222
Net loss	—	—	—	(5,267)	(5,267)
Balances at March 31, 2024	6,947,246	$139	$34,576	$(22,901)	$11,814

See accompanying notes to consolidated financial statements

CYANOTECH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended March 31,

	2024	2023	2022
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(5,267)	$(3,440)	$2,154
Adjustments to reconcile net (loss) income to cash provided by (used in) operating activities:
Depreciation and amortization	1,589	1,655	1,599
Loss on impairment of assets	—	5	21
Amortization of debt issue costs and other assets	(13)	40	57
Amortization of operating leases right-of-use assets	492	440	322
Share-based compensation expense	359	310	344
Provision for credit losses	22	64	35
Net (increase) decrease in assets:
Accounts receivable	(793)	2,269	(1,263)
Inventories	3,394	(1,231)	(717)
Prepaid expenses and other assets	2	60	(74)
Net increase (decrease) in liabilities:
Accounts payable	467	(1,422)	(358)
Accrued expenses	(329)	(311)	568
Customer deposits	109	(75)	40
Operating lease obligations	(484)	(452)	(331)
Other liabilities	(3)	(12)	(18)
Net cash (used in) provided by operating activities	(455)	(2,100)	2,379
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in equipment and leasehold improvements	(381)	(1,068)	(1,270)
Net cash used in investing activities	(381)	(1,068)	(1,270)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on short term debt and line of credit – bank	(575)	(660)	(1,000)
Draws on short term debt and line of credit – bank	275	2,200	—
Net draws on line of credit – related party	750	500	—
Payments on long-term debt – related party	—	—	(500)
Principal payments on long-term debt – bank	(241)	(477)	(735)
Proceeds from the issuance of common stock, net of expenses	388	—	—
Taxes paid related to net share settlement of restricted stock units	(28)	(10)	(52)
Net cash provided by (used in) financing activities	569	1,553	(2,287)
Net decrease in cash	(267)	(1,615)	(1,178)
Cash at beginning of year	974	2,589	3,767
Cash at end of year	$707	$974	$2,589

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$583	$408	$342
Income taxes	$6	$32	$2

See accompanying notes to consolidated financial statements

CYANOTECH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND BASIS OF PRESENTATION

Cyanotech Corporation (the “Company”), located in Kailua-Kona, Hawaii, was incorporated in the state of Nevada on March 3, 1983 and is traded on the OTCQB Market under the symbol “CYAN”. The Company is engaged in the production of natural products derived from microalgae for the dietary supplements market.

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

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The accompanying consolidated financial statements include the accounts of Cyanotech Corporation and its wholly owned subsidiary, Nutrex Hawaii, Inc. (“Nutrex Hawaii” or “Nutrex”). The Company operates in one business segment and uses one measurement of profitability for its business.  Intercompany balances and transactions have been eliminated in consolidation.

Liquidity and Going Concern

The accompanying consolidated financial statements, as of and for the fiscal year ended March 31, 2024 and 2023, have been prepared assuming the Company will continue as a going concern.  The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company sustained operating losses and negative cash flows from operations for these same periods.  Further, as discussed below, the Company was not in compliance with two debt covenant requirements at March 31, 2024 and one debt covenant requirement at March 31, 2023. In June 2023, First Foundation Bank (the “Bank”) instituted a freeze on additional advances from the Revolving Credit Agreement (the “Line of Credit”).  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  The consolidated financial statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expense that may be necessary if the Company was unable to continue as a going concern.

As of March 31, 2024, the Company had cash of $707,000 and working capital of $2,037,000 compared to $974,000 and $5,393,000, respectively, at March 31, 2023. The Company had a Line of Credit with the Bank that provided for borrowings up to $2,000,000 on a revolving basis, however, as part of the covenant waiver at March 31, 2023, the borrowings under this line of credit were frozen. On October 13, 2023, the Bank converted this line of credit to a term loan in the amount of $1,480,000 with a maturity date of August 30, 2024 (the “2023 Loan”). As of March 31, 2024, the Company had $1,240,000 outstanding on this loan and as of March 31, 2023, the Company had outstanding borrowings of $1,540,000 on the line of credit.  (See Note 5).

The Company also has a loan facility with a related party that allows the Company to borrow up to $2,000,000 on a revolving basis (the “Revolver”). At March 31, 2024 and March 31, 2023, the Company had $1,250,000 and $500,000, respectively, outstanding borrowings on the Revolver, which were included in line of credit – related party on the Consolidated Balance Sheets. The Revolver expires on April 12, 2025 (see Notes 5 and 15).

As of March 31, 2024, the Company had $3,220,000 of debt (“2012 Loan”) payable to the Bank that require the payment of principal and interest monthly through August 2032. Pursuant to the 2012 Loan and 2023 Loan, the Company is subject to annual financial covenants, customary affirmative and negative covenants and certain subjective acceleration clauses. As of March 31, 2024, the Company’s debt service coverage ratio and current ratio fell short of the Bank’s annual requirement. The Company is currently seeking a letter from the Bank waiving the covenant violations as of March 31, 2024, but noting there can be no assurance that the Bank will provide such a waiver and may declare a default if any covenants remain out of compliance at applicable measurement dates. As of March 31, 2023, the Company’s debt service coverage ratio fell short of the Bank’s annual requirement. On June 22, 2023, the Bank provided the Company with a letter waiving the covenant violation as of March 31, 2023.

On December 15, 2023, the Company completed a private placement (the “Private Placement”) for 400,000 shares of its common stock at a price of $1.00 per share, and incurred legal costs related to the Private Placement of $12,000. The net proceeds of $388,000 were used by the Company for general working capital. (See Note 10).

In April 2019, the Company obtained a loan in the amount of $1,500,000 from a related party. The proceeds were used to pay down accounts payable and for general operating capital purposes. On April 12, 2021, December 14, 2022 and August 14, 2023, the Company amended this loan (see Notes 5 and 15). As of both March 31, 2024 and 2023, the Company had $1,000,000 outstanding on the related party note. The loan matures on April 12, 2025.

The Company continues to experience a loss from operations as the impacts from the macroeconomic environment led to lower sales across all of the Company’s portfolio for the fiscal year ended 2024. Industry data shows that consumers intake of dietary supplements is not slowing down but may be trading down to private label brands to save on costs. Beginning in the second fiscal quarter of 2023 through the end of fiscal year ended 2024, the Company drew on its funding sources to provide liquidity. To address the resulting cash flow challenges, the Company continues to monitor cost savings initiatives implemented in fiscal year 2023, including stopping or slowing production of inventory in alignment with current customer demand, maintaining a reduced headcount and compensation, primarily through attrition and furloughs, respectively, and eliminating certain discretionary selling, general and administrative expenses. The Company has also made changes in the sales and marketing team starting with the Chief Commercial Officer and strengthening the sales team, updating the Company’s marketing materials to emphasize its competitive strengths and raising capital by completing a private placement in the third fiscal quarter of 2024.

Funds generated by operating activities and available cash are the Company's most significant sources of liquidity for working capital requirements, debt service and funding of maintenance levels of capital expenditures. The Company has developed its operating plan to produce a significant portion of the cash flows necessary to meet all financial requirements. Although the Company has a history of either being in compliance with debt covenants, or obtaining the necessary waivers, execution of its operating plan is dependent on many factors, some of which are not within the control of the Company. However, no assurances can be provided that the Company will achieve its operating plan and cash flow projections for the next fiscal years or its projected consolidated financial position as of March 31, 2025. Such estimates are subject to change based on future results and such change could cause future results to vary significantly from expected results.

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

Line of Credit, Revolver, Short-Term and Long-Term Debt - The carrying amount of our line of credit, Revolver and short and long-term debt approximates fair value as interest rates applied to the underlying debt are adjusted quarterly to market interest rates, which approximate current interest rates for similar debt instruments of comparable maturities.

Cash

Cash primarily consists of cash on hand and cash in bank deposits.

Concentration Risk

The Company maintains its cash accounts in banks located in Hawaii, which are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per bank.  The Company had cash balances at March 31, 2024 and 2023 that exceeded the balance insured by the FDIC by $166,000 and $422,000, respectively.  A significant portion of revenues and accounts receivables are derived from a few major customers. For the year ended March 31, 2024, two customers individually accounted for 34% and 17% of the Company’s total net sales and for the year ended March 31, 2023, two customers individually accounted for 34% and 6% of the Company’s total net sales. Two customers accounted for 72% and 46% of the Company’s accounts receivable balance as of March 31, 2024 and 2023, respectively.

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

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined by the first-in, first-out (“FIFO”) method. Net realizable value is defined as estimated sales price less cost to dispose. Inventory costs include materials, labor, overhead and third-party costs. Management reviews and writes down inventory for known or expected inventory obsolescence based on product age and quality which may affect salability.

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

Accounting for Asset Retirement Obligations

Management evaluates quarterly the potential liability for asset retirement obligations under the Company’s lease for its principal facility and corporate headquarters. No liability has been recognized as of March 31, 2024 and 2023 (see Note 7).

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

Customer contract liabilities consist of customer deposits received in advance of fulfilling an order and are shown separately on the consolidated balance sheets. During the years ended March 31, 2024 and 2023, the Company recognized $26,000 and $94,000, respectively, of revenue from deposits that were included in contract liabilities as of March 31, 2023 and 2022, respectively. The Company’s contracts have a duration of one year or less and therefore, the Company has elected the practical expedient of not disclosing revenues allocated to partially unsatisfied performance obligations.

Research and Development

Research and development costs are expensed as incurred and consist primarily of labor, benefits and outside research.

Advertising

Advertising costs are expensed as incurred. Total advertising expense for the years ended March 31, 2024, 2023 and 2022 was $1,308,000, $1,513,000, and $1,458,000, respectively.

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

In evaluating a tax position for recognition, management evaluates whether it is more-likely-than-not that a position will be sustained upon examination, including resolution of related appeals or litigation processes, based on the technical merits of the position. If the tax position meets the more-likely-than-not recognition threshold, the tax position is measured and recognized in the Company’s financial statements as the largest amount of tax benefit that, in management’s judgment, is greater than 50% likely of being realized upon settlement. At March 31, 2024 and 2023, there were no liabilities for income tax associated with unrecognized tax benefits.

The Company recognizes accrued interest related to unrecognized tax benefits as well as any related penalties in interest expense in its consolidated statements of operations. During the years ended March 31, 2024 and 2023, there were no accruals for the payment of interest and penalties related to uncertain tax positions.

Share-Based Compensation

The Company accounts for share-based payment arrangements using fair value. The Company currently has no liability-classified awards. Equity-classified awards, including grants of restricted stock, restricted stock units and employee stock options, are measured at the grant-date fair value of the award and are not subsequently remeasured unless an award is modified. The cost of equity-classified awards is recognized in the statement of operations over the period during which an employee is required to provide the service in exchange for the award, or the vesting period.  All stock-based compensation for restricted stock, restricted stock units and stock options has been classified as general and administrative expense in the consolidated statement of operations.

The Company utilizes the Black-Scholes option pricing model to determine the fair value of each option award. Expected volatilities are based on the historical volatility of the Company’s common stock over a period consistent with that of the expected term of the options. The expected term of the options is estimated based on factors such as vesting periods, contractual expiration dates and historical exercise behavior. The risk-free rates for periods within the contractual life of the options are based on the yields of U.S. Treasury instruments with terms comparable to the estimated option terms. The forfeiture rate of the options is estimated at the time of the grant and is based on historical forfeitures of similar grants.  The fair value of restricted stock units is the closing stock price on the grant date.

Per Share Amounts

Basic earnings (loss) per common share is calculated by dividing net income (loss) for the year by the weighted average number of common shares outstanding during the year. Diluted earnings per common share is calculated by dividing net income for the year by the sum of the weighted average number of common shares outstanding during the year plus the number of potentially dilutive common shares (“dilutive securities”) that were outstanding during the year. Dilutive securities include restricted stock units and stock options granted pursuant to the Company’s stock option plans. Dilutive securities related to the Company’s stock option plans are included in the calculation of diluted earnings per common share using the treasury stock method. Potentially dilutive securities are excluded from the computation of earnings per share in periods in which a net loss is reported, as their effect would be antidilutive. A reconciliation of the numerators and denominators of the basic and diluted income (loss) per common share calculations for the years ended March 31, 2024, 2023 and 2022 is presented in Note 11.

Reclassifications

Certain reclassifications have been made to prior period amounts to conform to the current period financial statement presentation.  There was no impact on previously reported financial statements for the periods presented.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments – Credit Losses” (“Topic 326”), which was subsequently amended in November 2018 through ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses” (“CECL”). CECL requires entities to estimate lifetime expected credit losses for trade and other receivables, net investment in leases, financing receivables, debt securities and other instruments, which will result in earlier recognition of credit losses. The guidance is effective for interim and annual periods beginning after December 15, 2022. The Company adopted this standard as of April 1, 2023, however, due to the relatively short-term nature of its accounts receivable and history of limited bad debt expense, the impact of this guidance was not significant to the Company’s consolidated financial statements and related disclosure. The Company will continue to evaluate the impact of CECL going forward.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 28): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which requires disclosure of incremental segment information on an annual and interim basis.  ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and it requires retrospective application to all prior periods presented in the financial statements.  The Company is currently evaluating the impact that ASU 2023-07 will have on the presentation of its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosure” (“ASU 2023-09”), which enhances the transparency and decision usefulness of income tax disclosures. Adjustments to the annual disclosure of income taxes include: a tabulate rate reconciliation comprised of eight specific categories; income taxes paid, disaggregated between significant federal, state, and foreign jurisdictions; eliminating requirements to disclose the nature and estimate of reasonably possible changes to unrecognized tax benefits in the next 12 months or that an estimated range cannot be made; and adds a requirement to disclose income (or loss) from continuing operations before income tax expense (or benefit) and income tax expense (or benefit) from continuing operations disaggregated between domestic and foreign. ASU 2023-09 is effective for public business entities for fiscal years beginning on or after December 15, 2024, with early adoption permitted. The amendments in ASU 2023-09 should be applied on a prospective basis. Retrospective application is permitted. The company is currently evaluating ASU 2023-09 to determine its impact on the Company’s disclosures.

3.	INVENTORIES

Inventories consist of the following as of March 31, 2024 and 2023:

	2024	2023
	(in thousands)
Raw materials	$1,149	$1,887
Work in process	2,195	2,049
Finished goods	3,658	6,502
Supplies	311	269
Inventories	$7,313	$10,707

The Company recognizes abnormal production costs, including fixed cost variances from normal production capacity, fixed production overhead costs, idle facilities, freight handling costs and spoilage, as an expense in the period incurred, without adjusting overhead absorption rates. Normal production capacity is defined as the production expected to be achieved over a number of periods or seasons under normal circumstances, taking into account the loss of capacity resulting from planned maintenance. The Company expensed abnormal production costs of $206,000, $90,000 and $0 to cost of sales for the fiscal years ended March 31, 2024, 2023 and 2022, respectively. The increase in the current fiscal year was primarily due to abnormally high costs associated with regenerating fallowed spirulina ponds, therefore, these production costs were written off.

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

Other non-inventoriable fixed costs of $467,000, $269,000 and $136,000 were expensed to cost of sales for the fiscal years ended March 31, 2024, 2023 and 2022, respectively. The increase in the current fiscal year was primarily due to lower overall production volumes with higher than normal excess capacity expense for the full year compared to the prior fiscal year.

Net realizable value adjustments for spirulina products of $256,000 were expensed to cost of sales for the fiscal year ended March 31, 2024, primarily due to low production volumes with high fixed cost base. There were no net realizable value adjustments for fiscal year ended March 31, 2023 or 2022.

4.	EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements consist of the following as of March 31, 2024 and 2023:

	2024	2023
	(in thousands)
Equipment	$21,904	$21,649
Leasehold improvements	15,075	15,038
Furniture and fixtures	419	407
	37,398	37,094
Less accumulated depreciation and amortization	(27,500)	(25,947)
Construction in-progress	211	219
Equipment and leasehold improvements, net	$10,109	$11,366

Management has determined that $0, $5,000 and $21,000 of asset impairment existed as of March 31, 2024, 2023 and 2022, and the impairment losses were included in other income (expense) on the consolidated statements of operations.

Depreciation and amortization expense were approximately $1,589,000, $1,655,000 and $1,599,000 for the years ended March 31, 2024, 2023 and 2022, respectively.

5.	LINE OF CREDIT AND TERM DEBT

Total debt consists of the following at March 31, 2024 and 2023 as follows:

	2024	2023
	(in thousands)
Line of credit – bank	$—	$1,540
Short-term debt – bank	1,240	—
Line of credit – related party	1,250	500
Long-term debt	3,220	3,461
Long-term debt – related party	1,000	1,000
Unamortized debt issuance costs	(80)	(92)
Less current maturities	(5,630)	(5,409)
Total long-term debt, less current maturities	$1,000	$1,000

Line of Credit and Term Loans

On June 3, 2016, the Company entered into a Credit Agreement with the Bank after the necessary approvals from the State of Hawaii were received, to secure the lien on the Company’s leasehold property in Kona, Hawaii. The Credit Agreement further defined the terms and conditions for the 2012 Loan and allowed for the Line of Credit, which was subsequently converted to the 2023 Loan. The Credit Agreement grants the Bank the following security interests in the Company’s property: (a) a lien on the Company’s leasehold interest in its Kona facility; (b) an assignment of the Company’s interest in leases and rents on its Kona facility; and (c) a security interest in all fixtures, furnishings and equipment related to or used by the Company at the Kona facility. Each security interest is further subject to the terms of the Credit Agreement.

The Line of Credit allowed the Company to borrow up to $2,000,000 on a revolving basis. Borrowings under the Credit Agreement bear interest at the Wall Street Journal prime rate (8.0% at March 31, 2023) plus 2%, floating, provided that at no time shall the annual interest rate be less than 5.25%. On October 13, 2023, the Bank converted the Line of Credit to the 2023 Loan in the amount of $1,480,000, with no further advances or disbursements under this line and matures on August 30, 2024. The 2023 Loan requires monthly payments of at least $40,000 plus interest accrued on the unpaid balance of the loan at the Wall Street Journal prime rate plus 2%, floating, provided that at no time shall the annual interest rate be less than 7.0%. As of March 31, 2024, the Company had $1,240,000 outstanding on the 2023 Loan which bears interest at 8.5%, plus 2%. As of March 31, 2023, the outstanding balance under the Line of Credit was $1,540,000. Both the 2023 Loan and the Line of Credit were included in current liabilities on the Consolidated Balance Sheets.

In 2012, the Company executed a loan agreement with a lender providing for $5,500,000 in aggregate the 2012 Loan secured by substantially all the Company’s assets, including a mortgage on the Company's interest in its lease at the National Energy Laboratory of Hawaii Authority, pursuant to a Term Loan Agreement dated August 14, 2012 (the “2012 Loan Agreement”). The 2012 Loan is evidenced by promissory notes in the amounts of $2,250,000 and $3,250,000, the repayment of which is partially guaranteed under the provisions of a USDA Rural Development Guarantee. The proceeds of the 2012 Loan were used to acquire processing equipment and leasehold improvements at its Kona, Hawaii facility.

The provisions of the 2012 Loan required the payment of interest only for the first 12 months of the term; thereafter, and until its maturity on August 14, 2032, the obligation fully amortizes over nineteen (19) years. Interest on the 2012 Loan accrues on the outstanding principal balance at an annual variable rate equal to the published Wall Street Journal prime rate (8.5% at March 31, 2024 and 7.5% at March 31, 2023) plus 1.0% and is adjustable on the first day of each calendar quarter and fixed for that quarter, provided that at no time shall the annual interest rate be less than 5.5%. The balance under the 2012 Loan was $3,220,000 and $3,461,000 at March 31, 2024 and 2023, respectively, and was included in current maturities of long-term debt in the debt table above. See Loan Covenants, Violations and Waiver below.

The 2012 Loan included a one-time origination and guaranty fees totaling $214,500 and an annual renewal fee payable in the amount of 0.25% of the USDA guaranteed portion of the outstanding principal balance as of December 31 of each year, beginning December 31, 2012. The USDA guaranteed 80% of all amounts owing under the 2012 Loan. The balance in unamortized debt issuance costs was $80,000 and $92,000 at March 31, 2024 and 2023, respectively, and was included in current maturities of long-term debt in the debt table above.  See Loan Covenants, Violations and Waiver below.

Loan Covenants, Violations and Waiver

The Company’s 2023 Loan and 2012 Loan are subject to annual debt service and other financial covenants, including covenants which require the Company to meet key financial ratios and customary affirmative and negative covenants.  As of March 31, 2023, the Company was not in compliance with the required debt service coverage ratio, however, was in compliance with the two other covenants. Due to this violation, the Bank would be contractually entitled to require immediate repayment of the outstanding term loan amount of $3,461,000 and the outstanding line of credit balance of $1,540,000. However, on June 22, 2023, the Bank issued the Company a letter waiving the covenant violation as of March 31, 2023, and implemented an immediate freeze on any and all further advances of the Credit Agreement through the maturity date, with an outstanding balance in the amount of $1,770,000 as of June 21, 2023. As of March 31, 2024, the Company was not incompliance with the debt service coverage and current ratio, however, was in compliance with the third covenant. The Company is currently seeking a letter from the Bank waiving the covenant violations as of March 31, 2024, but there can be no assurance that the Bank will provide such a waiver and may declare a default if any covenants remain out of compliance at applicable measurement dates.

Although the Term Loans mature in August 2032, it is probable that a debt covenant violation occurs within the next twelve months.  Therefore, the Term Loans and related unamortized debt issuance costs are classified as current on the Balance Sheet as of March 31, 2024 and 2023.

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

At both March 31, 2024 and 2023, the balance under this loan was $1,000,000, which was included in long-term debt in the debt table above. At March 31, 2024 and 2023, the balance under the Revolver was $1,250,000 and $500,000, respectively, which was included in line of credit – related party in the debt table above. Interest accrues on the outstanding principal balance and the Revolver at an annual variable rate equal to the published Wall Street Journal prime rate (8.5% and 7.5% at March 31, 2024 and 2023, respectively) plus 1.0% and is adjustable on the first day of each calendar quarter and fixed for that quarter, provided that at no time shall the annual interest rate be less than 5.0%.

Future principal payments, excluding unamortized debt issuance costs, under the loans at March 31, 2024 are as follows:

Fiscal year ending March 31	(in thousands)
2025	$4,460
2026	1,000
Total principal payments	$5,460

6.	ACCRUED EXPENSES

Accrued expenses as of March 31, 2024 and 2023 consist of the following:

	2024	2023
	(in thousands)
Wages	$234	$215
Bonus and profit sharing	—	143
Vacation	327	393
Interest and legal	32	30
Other accrued expenses	164	320
Total accrued expenses	$757	$1,101

7.	OPERATING LEASES

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

The Company leases facilities, equipment and land under non-cancelable operating leases expiring through 2037. One of its facility leases contains price escalations and the Company exercised its option to renew for five years expiring on December 31, 2027. The NELHA land lease provides for contingent rentals in excess of minimum rental commitments based on a percentage of the Company’s sales. For fiscal years ended March 31, 2024 and 2023, there were no contingent rental payments. The contingent rental payment for the year ended March 31, 2022 was $73,000.

Right-of-use assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Right-of-use assets and liabilities are based on the present value of lease payments over the lease terms, using the Bank’s incremental borrowing rate based on the information available at recognition, and the Company has elected to exclude non-lease components. The Company also leases two 84-month solar leases for two of its buildings and a 48-month lease for equipment, which are included in the right-of-use assets and liabilities. At March 31, 2024, the weighted average remaining lease terms of all operating leases was 9.1 years, the weighted average discount rate was 7.3% and the operating lease costs were $818,000. At March 31, 2023, the weighted average remaining lease terms of all operating leases was 9.8 years, the weighted average discount rate was 7.3% and the operating lease costs were $719,000. For fiscal year ended March 31, 2023, noncash right-of-use assets obtained in exchange for operating lease obligations was $1,429,000, representing the lease renewal of one of the Company's facility leases. There were no new leases for fiscal year ended March 31, 2024.

Supplemental balance sheet information related to leases consist of the following as of:

Operating leases	Balance Sheet Classification	March 31, 2024	March 31, 2023
		(in thousands)
Right-of-use assets	Operating lease right-of-use assets	$6,149	$6,149
Accumulated lease amortization	Operating lease right-of-use assets	(1,865)	(1,373)

Total right-of-use assets		$4,284	$4,776

Current lease liabilities	Operating lease obligations	$530	$483
Non-current lease liabilities	Long-term operating lease obligations	3,744	4,275

Total lease liabilities		$4,274	$4,758

Maturities of lease liabilities at March 31, 2024 are as follows:

Fiscal year ending March 31	(in thousands)
2025	$820
2026	797
2027	798
2028	683
2029	416
Thereafter	2,344
Total undiscounted lease payments	5,858
Less: present value discount	(1,584)
Total lease liabilities balance	$4,274

Rent expense, including contingent rent, under operating leases were $685,000, $506,000 and $713,000 for the years ended March 31, 2024, 2023 and 2022, respectively. Property taxes paid to the states of Hawaii and California were $38,000, $37,000 and $30,000 for the years ended March 31, 2024, 2023 and 2022, respectively.

8.	OTHER COMMITMENTS AND CONTINGENCIES

From time to time, the Company may be involved in litigation and investigations relating to claims and matters arising out of its operations in the normal course of business. There were no significant legal matters outstanding at March 31, 2024.

As of March 31, 2024, 2023 and 2022, the Company had purchase obligations of $808,000, $822,000 and $1,105,000, respectively, including agreements to purchase goods or services that are enforceable, are legally binding and specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The term of the minimum purchase agreement is for ten years, expiring in April 2026 and purchase obligations do not include agreements that are cancelable without penalty.

9.	SHARE-BASED COMPENSATION

As of March 31, 2024, the Company had two equity-based compensation plans: the 2016 Equity Incentive Plan (the “2016 Plan”) and the 2014 Independent Director Stock Option and Restricted Stock Grant Plan and Amendment (the “2014 Directors Plan”). These plans allowed the Company to award stock options and shares of restricted common stock to eligible employees, certain outside consultants and independent directors.

On August 25, 2016, the Company’s shareholders approved the 2016 Plan, authorizing the Board of Directors to provide incentive to the Company’s officers, employees and certain independent consultants through equity-based compensation in the form of stock options, restricted stock, restricted stock units, stock appreciation rights and other stock-based awards (together, “Stock Awards”) and performance shares and performance units (together, “Performance Awards”). Awards under the 2016 Plan are limited to the authorized amount of 1,300,000 shares, up to 600,000 of which are available for issuance in connection with Performance Awards and Stock Awards. As of March 31, 2024, there were 635,679 shares available for grant under the 2016 Plan.

On August 28, 2014, the Company’s shareholders approved the 2014 Directors Plan authorizing the Board of Directors to provide incentive to the Company’s independent directors through equity-based compensation in the form of stock options and restricted stock. Awards under the 2014 Directors Plan are limited to the authorized amount of 350,000 shares. At the 2021 Annual Meeting of Shareholders, the stockholders of the Company approved an amendment to the 2014 Directors Plan to increase the number of shares of common stock available for issuance under the plan by 300,000 shares. As of March 31, 2024, there were 33,220 shares available for grant under the 2014 Directors Plan.

The following table presents shares authorized, available for future grant and outstanding under each of the Company’s plans:

	As of March 31, 2024
	Authorized	Available	Outstanding
2016 Plan	1,300,000	635,679	415,820
2014 Directors Plan	650,000	33,220	12,000
Total	1,950,000	668,899	427,820

Stock Options

All stock option grants made under the equity-based compensation plans were issued at exercise prices no less than the Company’s closing stock price on the date of grant. Stock options under the 2016 Plan and 2014 Directors Plan were determined by the Board of Directors or the Compensation Committee of the Board of Directors in accordance with the provisions of the respective plans. The terms of each stock option grant include vesting, exercise, and other conditions are set forth in a Stock Option Agreement evidencing each grant. No option can have a life in excess of ten (10) years. The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model. The model requires various assumptions, including a risk-free interest rate, the expected term of the options, the expected stock price volatility over the expected term of the options, and the expected dividend yield. Compensation expense for employee stock options is recognized ratably over the vesting term. Compensation expense recognized for options issued under all Plans was $98,000, $90,000 and $63,000 for the fiscal years ended March 31, 2024, 2023 and 2022, respectively.

A summary of option activity under the Company’s stock plans for the years ended March 31, 2024, 2023 and 2022 is presented below:

Option Activity	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at March 31, 2021	374,300	$3.64	3.9	$129,700
Granted	50,000	2.96
Forfeited	(5,000)	5.21
Expired	(166,800)	3.84
Outstanding at March 31, 2022	252,500	$3.34	6.5	$159,650
Granted	50,000	3.43
Expired	(49,500)	5.80
Outstanding at March 31, 2023	253,000	$2.88	7.5	$—
Granted	50,000	0.79
Expired	(6,000)	5.56
Outstanding at March 31, 2024	297,000	$2.47	7.1	$—
Exercisable at March 31, 2024	172,000	$2.76	6.3	$—

The aggregate intrinsic value in the table above is before applicable income taxes and represents the excess amount over the exercise price optionees would have received if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price of $0.29, $0.88 and $3.37 at March 31, 2024, 2023 and 2022, respectively. No stock options were exercised during fiscal year 2024, 2023 or 2022.

A summary of the Company’s non-vested options for the year ended March 31, 2024 is presented below:

Nonvested Options	Shares	Weighted Average Grant-Date Fair Value
Nonvested at March 31, 2023	141,667	$1.55
Granted	50,000	0.48
Vested	(66,667)	1.49
Nonvested at March 31, 2024	125,000	$1.16

The weighted average grant-date fair value of stock options granted during fiscal years 2024, 2023 and 2022 was $24,000, $97,000 and $80,000, respectively. The total grant-date fair value of stock options that vested during fiscal years 2024, 2023 and 2022 were $99,000, $67,000 and $40,000, respectively.

The following table summarizes the weighted average characteristics of outstanding stock options as of March 31, 2024:

			Outstanding Options			Exercisable Options
Range of Exercise Prices			Number of Shares	Remaining Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$0.79	-	$2.20	55,000	9.1	$0.91	5,000	$2.11
$2.21	-	$2.34	100,000	6.3	$2.29	75,000	$2.29
$2.35	-	$3.20	80,000	6.9	$2.80	63,334	$2.76
$3.21	-	$5.91	62,000	7.0	$3.73	28,666	$4.09
Total stock options			297,000	7.1	$2.74	172,000	$2.76

The range of fair value assumptions related to options granted during the years ended March 31, 2024, 2023 and 2022 were as follows:

	2024	2023	2022
Exercise Price	$0.48	$1.94	$1.60
Volatility	61.63%	57.47%	58.23%
Risk Free Rate	4.34%	3.36%	1.06%
Vesting Period (in years)	3.0	3.0	3.0
Forfeiture Rate	16%	19%	0%
Expected Term (in years)	6.0	6.0	6.0
Dividend Rate	0%	0%	0%

Total unrecognized stock-based compensation expense related to all unvested stock options was $58,000, $124,000 and $139,000, at March 31, 2024, 2023 and 2022, respectively, which is expected to be expensed over a weighted average period of 1.3 years, 1.6 years and 2.1 years, respectively.

Restricted Stock

Grants of fully vested restricted stock issued to Non-Employee Directors during fiscal years 2024, 2023 and 2022 was 159,493, 64,489 and 55,438 shares, respectively. Compensation expense recognized for fully vested restricted stock grants issued under the 2014 Directors Plan was $126,000, $158,000 and $158,000 for the fiscal years ended March 31, 2024, 2023 and 2022, respectively.

To reduce the Company’s ongoing cash expenses, the Nominating and Corporate Governance Committee of the Board of Directors adopted a resolution allowing each director to elect to receive his or her quarterly director fees in the form of restricted stock in lieu of cash. Two Board members elected to receive shares of restricted stock in lieu of cash for the third fiscal quarter of 2023 and one Board member elected to receive shares of restricted stock in lieu of cash for the second fiscal quarter of 2024. On April 3, 2023, 17,672 shares of fully vested restricted stock were issued to the two Board members with compensation expense earned and recognized for these fully vested restricted stock grants in the amount of $15,500 in the fiscal year ended March 31, 2023. On October 13, 2023, 12,821 shares of fully vested restricted stock were issued to one Board member with $10,000 of compensation expense recognized in fiscal year ended March 31, 2024.

Restricted Stock Units (“RSUs”)

RSUs are service-based awards granted to eligible employees under our 2016 Plan. Compensation expense recognized for RSUs issued under the 2016 Plan was $124,000, $62,000 and $123,000 for the years ended March 31, 2024, 2023 and 2022, respectively.

The following table summarizes information related to awarded RSUs:

Nonvested Restricted Stock Units	Shares	Weighted Average Grant Price
Nonvested restricted stock units at March 31, 2021	28,188	$2.38
Granted	38,672	$2.91
Vested	(46,963)	$2.85
Forfeited	(5,432)	$2.51
Nonvested restricted stock units at March 31, 2022	14,465	$2.22
Granted	66,423	$3.13
Vested	(8,312)	$2.35
Forfeited	(2,242)	$2.91
Nonvested restricted stock units at March 31, 2023	70,334	$3.04
Granted	204,964	$0.49
Vested	(135,272)	1.00
Forfeited	(9,206)	$2.12
Nonvested restricted stock units at March 31, 2024	130,820	$1.23

Total unrecognized stock-based compensation expense related to unvested restricted stock units was $98,000, $122,000 and $19,000 at March 31, 2024, 2023 and 2022, respectively, which is expected to be expensed over a weighted average period of 1.2 years, 2.3 years and 1.2 years, respectively.

10.	COMMON, PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

The Company has authorized a total of sixty million shares of which fifty million shares are authorized common stock and ten million shares are authorized preferred stock. None of the preferred stock was issued or outstanding at March 31, 2024 and 2023. Under the terms of the Company’s Amended and Restated Articles of Incorporation, the Board of Directors is authorized to determine or alter the rights, preferences, privileges and restrictions of the Company’s authorized but unissued shares of preferred stock.

On December 15, 2023, the Company completed the Private Placement of an aggregate of 400,000 shares (the “Shares”) of its common stock, par value $0.02 per share (the “Common Stock”), at a price of $1.00 per share for gross proceeds of $400,000. The Shares were issued pursuant to the exemption from registration under the Securities Act of 1933, as amended (the “Securities Act”), provided by Section 4(a)(2) of the Securities Act to one investor, the Company’s Chairman of the Board, and pursuant to a Subscription Agreement (the “Subscription Agreement”), dated December 15, 2023. The Company incurred legal expenses of $12,000 related to this transaction during the fiscal year ended March 31, 2024. The net proceeds of $388,000 from the Private Placement were used by the Company for general working capital.

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

Reconciliations between the numerator and the denominator of the basic and diluted income (loss) per share computations for the years ended March 31, 2024, 2023 and 2022 are as follows:

	Net Income (loss) (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except per share amounts)
Year ended March 31, 2024:
Basic and diluted loss per share	$(5,267)	6,531	$(0.81)
Year ended March 31, 2023:
Basic and diluted loss per share	$(3,440)	6,244	$(0.55)
Year ended March 31, 2022:
Basic income per share	$2,154	6,157	$0.35
Effective dilutive securities—Common stock options and restricted stock units	—	11	—
Diluted income per share	$2,154	6,168	$0.35

Basic and diluted per share amounts are the same in periods of a net loss because common share equivalents are anti-dilutive when a net loss is recorded. Diluted earnings per share does not include the impact of restricted stock units totaling 3,000 for the fiscal year ended March 31, 2024, as the effect of their inclusion would be anti-dilutive. Restricted stock units become dilutive within the period granted and remain dilutive until the units vest and are then included in the calculation of basic earnings per share.

12.	PROFIT SHARING AND 401(K) PLAN

The Company sponsors a profit sharing plan for all employees not covered under a separate management incentive plan. Under the profit sharing plan, a percentage determined by the Board of Directors of pre-tax profits on a quarterly basis may be allocated to non-management employees at management’s discretion. The profit sharing bonus may be distributed all in cash on an after-tax basis or distributed half in cash (on an after-tax basis) and the remainder deposited in an employee’s 401(k) account on a pre-tax basis. Employees may also make voluntary pre-tax contributions to their 401(k) accounts. There was no compensation expense under this plan for fiscal years ended March 31, 2024 or 2023. Compensation expense under this plan was approximately $121,000 for the fiscal year ended March 31, 2022. Additionally, the Company has the discretion to make a retirement contribution to all employees individual 401(k) accounts equal to two percent of each employee’s base pay for each bi-weekly pay period on a pre-tax basis. Retirement expense under this plan was approximately $82,000, $138,000 and $135,000 for fiscal years ended March 31, 2024, 2023 and 2022, respectively.

13.	PRODUCT LINE AND GEOGRAPHIC INFORMATION

Disaggregation of Revenue

The following table represents revenue disaggregated by major product line and extraction services for the years ended March 31, 2024, 2023 and 2022 (in thousands):

	2024	2023	2022
Packaged sales
Astaxanthin packaged	$13,613	$12,227	$14,931
Spirulina packaged	5,779	4,814	7,604
Total packaged sales	19,392	17,041	22,535

Bulk sales
Astaxanthin bulk	1,491	1,982	2,447
Spirulina bulk	1,572	3,541	10,386
Total bulk sales	3,063	5,523	12,833

Contract extraction and R&D services revenue	616	614	600
Total net sales	$23,071	$23,178	$35,968

Cost of sales for contract extraction and R&D services for the years ended March 31, 2024, 2023 and 2022 were $358,000, $441,000 and $439,000, respectively.

Net sales by geographic region for the years ended March 31, 2024, 2023 and 2022 are as follows:

	2024		2023		2022
	(dollars in thousands)
Net sales(1):
United States	$18,886	82%	$17,031	73%	$24,468	68%
Asia / Pacific	1,247	5%	2,164	9%	7,102	20%
Europe	1,596	7%	2,440	11%	3,183	9%
Other	1,342	6%	1,543	7%	1,215	3%
	$23,071	100%	$23,178	100%	$35,968	100%

(1)	Net sales are attributed to countries based on location of customer.

14.	INCOME TAXES

Income tax (expense) benefit for the years ended March 31, 2024, 2023 and 2022 consisted of:

	2024	2023	2022
	(in thousands)
Current:
Federal	$—	$—	$—
State	(7)	(18)	(28)
Total current (expense) benefit	(7)	(18)	(28)
Deferred:
Federal	—	—	—
State	—	—	—
Total deferred expense	—	—	—
Income tax expense	$(7)	$(18)	$(28)

The following table reconciles the amount of income taxes computed at the federal tax rate of 21% for each of the fiscal years ended March 31, 2024, 2023 and 2022, to the amount reflected in the Company’s consolidated statements of operations for the years ended March 31, 2024, 2023 and 2022:

	2024	2023	2022
	(in thousands)
Tax provision at federal statutory income tax rate	$1,457	$952	$(591)
Stock-based compensation	(44)	(23)	(16)
Decrease (increase) in valuation allowance	(1,404)	(518)	557
State and local income taxes, net of federal tax benefit	(6)	(12)	(2)
Expired losses	—	(380)	—
Deferred tax true-up	(25)	(24)	34
Other, net	15	(13)	(10)
Income tax expense	$(7)	$(18)	$(28)

The tax effects of temporary differences related to various assets, liabilities and carry forwards that give rise to deferred tax assets and deferred tax liabilities as of March 31, 2024 and 2023 are as follows:

	2024	2023
	(in thousands)
Deferred tax assets:
Net operating loss carry forwards	$4,471	$3,570
Inventory	213	50
Compensation accrual	109	177
Tax credit carry forwards	28	28
Interest limitation	268	108
Operating lease right-of-use assets	1,184	1,323
Section 174 Costs	223	118
Other	9	26
Gross deferred tax assets	6,505	5,400
Less valuation allowance	(4,394)	(2,990)
Net deferred tax assets	2,111	2,410

Deferred tax liabilities:
Operating lease obligations	(1,186)	(1,328)
Depreciation and amortization	(925)	(1,082)
Net deferred tax liabilities	(2,111)	(2,410)
Net deferred tax assets (liabilities)	$—	$—

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

As of March 31, 2024, 2023 and 2022, the Company has concluded that a valuation allowance was appropriate in light of the significant negative evidence, which was objective and verifiable, primarily the cumulative losses in recent years.

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

At March 31, 2024, the Company has net operating loss carry forwards and tax credit carry forwards available to offset future federal income tax as follows (in thousands):

Expires March 31,	Federal Net Operating Loss	State Net Operating Losses	Research and Experimentation Tax Credit
	(in thousands)
2025	$—	$—	$8
2026	159	—	2
2027	2,665	—	—
2028	1,612	—	1
Thereafter	2,767	15,333	17
Indefinite	9,962	—	—
	$17,165	$15,333	$28

At March 31, 2024, the Company has federal net operating loss carry forwards of $17,165,000, of which $7,203,000 of the losses carried forward were generated prior to the 2018 tax year and have a 20 year carry forward and are available to offset 100% of taxable income. The remaining $9,962,000 of the losses were generated in tax years 2018 or later, which have an unlimited carry forward and are limited to 80% of taxable income. At March 31, 2024, the Company had state tax net operating loss carry forwards available to offset future California state taxable income of $4,959,000. These carry forwards expire March 31, 2037 through 2044. At March 31, 2024, the Company had state tax net operating loss carry forwards available to offset future Hawaii state taxable income of $9,718,000. These carry forwards expire March 31, 2030 through 2044. At March 31, 2024, the Company had $656,000 of net operating loss carry forwards between the remaining states filed in.

The following, in general, represents the open tax years and jurisdictions that the Company used in its evaluation of tax positions. The Company has unused net operating losses carried forward, which cause the statute to remain open up to the amount of unused loss with the statute not begin until the year in which they are used.

Open tax years ending March 31,			Jurisdiction
2021	-	2024	U.S. Federal
2021	-	2024	State of Hawaii
2020	-	2024	State of California

15.	RELATED-PARTY TRANSACTIONS AND BALANCES

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

On August 14, 2023, the Company entered into a Second Amendment (the “Second Amendment”) to the Skywords Amended Note. The Second Amendment increased the revolving amount that the Company may borrow from time to time under the Skywords Amended Note from $1,000,000 to $2,000,000. All other terms of the Skywords Amended Note remain the same.

At both March 31, 2024 and 2023, the Skywords Note principal balance was $1,000,000, and was included in long-term debt on the Consolidated Balance Sheets. At March 31, 2024 and 2023, the balance on the Revolver was $1,250,000 and $500,000, respectively, and was included in line of credit – related party on the Consolidated Balance Sheets. At March 31, 2024 and 2023, the interest rates were 8.5% and 7.5%, respectively.

16.	SUBSEQUENT EVENTS

The Company had no additional subsequent events.

Item 9A.	Controls and Procedures

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

Management’s Report on Internal Control over Financial Reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management evaluated the effectiveness of our internal control over financial reporting as of March 31, 2024. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control - Integrated Framework” (2013 Framework). Based on our assessment, using those criteria, management concluded that our internal control over financial reporting was effective as of March 31, 2024.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2024 that has materially affected, or was reasonably likely to materially affect, our internal control over financial reporting.

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

On March 6, 2024, Michael Davis, the Chairman of the Company’s Board of Directors, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The plan provides for the purchase of 315,000 shares of Cyanotech common stock and will expire on June 7, 2025, subject to early termination for certain specified events set forth in the plan.

PART III

Item 10.	Directors, Executive Officers of the Registrant and Corporate Governance

Information with respect to Directors may be found under captions “Proposal One: Election of Directors,” “Board Meetings and Committees,” “Director Compensation,” “Security Ownership of Certain Beneficial Owners and Management: and “Compliance with Section 16(a) of the Exchange Act” contained in Cyanotech’s definitive 2024 Proxy Statement. Information on Executive Officers may be found under the caption “Executive Officers” contained in Cyanotech’s definitive 2024 Proxy Statement.

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

The information required by this Item is incorporated herein by reference from the sections captioned “Executive Compensation and Other Information,” “Equity Compensation Plan Information” and “Option Grants in Fiscal Year 2024,” contained in Cyanotech’s definitive 2024 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The security ownership information required by this Item is incorporated herein by reference from the sections captioned “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” contained in Cyanotech’s definitive 2024 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item, if any, is incorporated herein by reference from the sections captioned “Related Party Transactions” contained in Cyanotech’s definitive 2024 Proxy Statement.

Item 14.	Principal Accountant Fees and Services

Information concerning principal accountant fees and services appears under the heading “Independent Registered Public Accounting Firm’s Fees” in Cyanotech’s definitive 2024 Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statements Schedules

(a)		Financial Statements and Schedule

	(1)	The following Financial Statements of Cyanotech Corporation and the Report of Independent Registered Public Accounting Firm are included in Item 8 of this report:
		Report of Independent Registered Public Accounting Firm (PCAOB ID Number 248)	26
		Consolidated Balance Sheets as of March 31, 2024 and 2023	27
		Consolidated Statements of Operations for the years ended March 31, 2024, 2023 and 2022	28
		Consolidated Statements of Stockholders’ Equity for the years ended March 31, 2024, 2023 and 2022	29
		Consolidated Statements of Cash Flows for the years ended March 31, 2024, 2023 and 2022	30
		Notes to Consolidated Financial Statements	31

	(2)	The following financial statement schedule is included in this report on the pages indicated below:
		Schedule II—Valuation and Qualifying Accounts	53

Financial statement schedules not listed above have been omitted since they are either not required, not applicable or the information is included in the consolidated financial statements or notes thereto.

(b)	Exhibit Listing

Exhibit Number	Document Description
3.1	Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, filed November 9, 2012, File No. 0-14602).
3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to the Company’s Report on Form 8-K filed January 13, 2010, File No. 0-14602)
4.1	Specimen Common Stock (Incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2007, File No. 0-14602)
4.2	Description of Registrant’s Securities (Incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2023, File No. 0-14602)
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

10.11

Supplemental Agreement No. 1 to Modify Sublease No. K-26, by and among LLC, the Natural Energy Laboratory of Hawaii Authority, and the Company, effective as of October 1, 2018 (Incorporated by reference as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 7, 2018)

10.12

Sublease No. K-26, by and between the Natural Energy Laboratory of Hawaii Authority and Cellana LLC (assigned to the Company), effective as of October 1, 2018 (Incorporated by reference as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 7, 2018)

10.13

Promissory Note by and between Skywords Family Foundation, Inc. and Cyanotech Corporation, dated April 12, 2019 (Incorporated by reference as Exhibit 10.1 to the Company's Current Report on Form 8-K filed April 12, 2019)

10.14

Executive Employment Agreement, dated as of September 28, 2020, by and between Felicia Ladin and Cyanotech Corporation (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 1, 2020)

10.15

Amended and Restated Promissory Note, dated April 12, 2021, by and between Skywords Family Foundation, Inc. and Cyanotech Corporation (Incorporated by reference as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 16, 2021)

10.16

Intercreditor and Subordination Agreement, dated April 12, 2021, by and between First Foundation Bank, Skywords Family Foundation, Inc. and Cyanotech Corporation (Incorporated by reference as Exhibit 10.2 to the Company’s Current Report on Form 8-K file April 16, 2021)

10.17

Executive Employment Agreement, dated as of June 16, 2022, by and between Matthew K. Custer and Cyanotech Corporation (Incorporated by reference as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 22, 2022)

10.18

First Amendment to Amended and Restated Promissory Note, dated December 14, 2022, by and between Skywords Family Foundation, Inc. and Cyanotech Corporation (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 19, 2022)

10.19

Subscription Agreement, dated December 15, 2023, by and between The Michael Arlen Davis Revocable Trust and Cyanotech Corporation (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 19, 2023)

10.20*	Insider Trading Policy (Adopted August 29, 2011, Updated Effective December 1, 2023)
10.21*	Clawback Policy (Effective October 2, 2023)
21.1	Subsidiaries of the Company (Incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2012, File No. 0-14602)
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of June 26, 2024.
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of June 26, 2024.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed as of June 26, 2024.
99.1*	Press Release dated June 26, 2024.
101

The following financial information from our Annual Report on Form 10-K for fiscal year ended March 31, 2024, filed with the SEC on June 26, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets at March 31, 2024 and 2023, (ii) the Consolidated Statements of Operations for the years ended March 31, 2024, 2023 and 2022, (iii) the Consolidated Statements of Stockholders’ Equity for the years ended March 31, 2024, 2023 and 2022, (iv) the Consolidated Statements of Cash Flows for the years ended March 31, 2024 and 2023, and (v) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)
* Included herewith. Other exhibits were filed as shown above.

Schedule II

Cyanotech Corporation

Valuation and Qualifying Accounts

Years Ended March 31, 2024, 2023 and 2022

(in thousands)

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expense	Charged to Other Accounts	Deductions	Balance at End of Year
Allowance for Credit Losses:
2024	$64	$22	$—	$75	$11
2023	67	64	—	67	64
2022	32	40	—	5	67

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26 day of June, 2024.

CYANOTECH CORPORATION

By:	/s/ Matthew K. Custer
Matthew K. Custer
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Matthew K. Custer	President and Chief Executive Officer	June 26, 2024
Matthew K. Custer	(Principal Executive Officer)

/s/ Felicia Ladin	Chief Financial Officer, Vice President—Finance and	June 26, 2024
Felicia Ladin	Administration, and Treasurer (Principal Financial Officer)

/s/ Michael A. Davis	Chairman of the Board	June 26, 2024
Michael A. Davis

/s/ Angela M. McElwee	Director	June 26, 2024
Angela M. McElwee

/s/ David M. Mulder	Director	June 26, 2024
David M. Mulder

/s/ David L. Vied	Director	June 26, 2024
David L. Vied

Exhibit Number	Document Description
3.1	Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, filed November 9, 2012, File No. 0-14602)
3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to the Company’s Report on Form 8-K filed January 13, 2010, File No. 0-14602)
4.1	Specimen Common Stock (Incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2007, File No. 0-14602)
4.2	Description of the Registrant’s Securities (Incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2023, File No. 0-14602)
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

10.15

Amended and Restated Promissory Note, dated April 12, 2021, by and between Skywords Family Foundation, Inc. and Cyanotech Corporation (Incorporated by reference as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 16, 2021).

10.16

Intercreditor and Subordination Agreement, dated April 12, 2021, by and between First Foundation Bank, Skywords Family Foundation, Inc. and Cyanotech Corporation (Incorporated by reference as Exhibit 10.2 to the Company’s Current Report on Form 8-K file April 16, 2021).

10.17

Executive Employment Agreement, dated as of June 16, 2022, by and between Matthew K. Custer and Cyanotech Corporation (Incorporated by reference as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 22, 2022)

10.18

First Amendment to Amended and Restated Promissory Note, dated December 14, 2022, by and between Skywords Family Foundation, Inc. and Cyanotech Corporation (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 19, 2022)

10.19

Subscription Agreement, dated December 15, 2023, by and between The Michael Arlen Davis Revocable Trust and Cyanotech Corporation (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 19, 2023)

10.20*	Insider Trading Policy (Adopted August 29, 2011, Updated Effective December 1, 2023)
10.21*	Clawback Policy (Effective October 2, 2023)
21.1	Subsidiaries of the Company (Incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2012)
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of June 26, 2024
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of June 26, 2024
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed as of June 26, 2024
99.1*	Press Release dated June 26, 2024
101

The following financial information from our Annual Report on Form 10-K for fiscal year ended March 31, 2024, filed with the SEC on June 26 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets at March 31, 2024 and 2023, (ii) the Consolidated Statements of Operations for the years ended March 31, 2024, 2023 and 2022, (iii) the Consolidated Statements of Stockholders’ Equity for the years ended March 31, 2024, 2023 and 2022, (iv) the Consolidated Statements of Cash Flows for the years ended March 31, 2024 and 2023, and (v) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)