Form 10-Q
period 2024-06-30
CYANOTECH CORP
filed 2024-08-07
CIK 768408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended June 30, 2024

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

Securities registered pursuant to Section 12(b) of the Act: None

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

As of August 2, 2024, the number of shares outstanding of the registrant’s common stock was 6,959,984.

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

These forward-looking statements are subject to risk, uncertainties and assumptions about us and our operations that are subject to change based on various important factors, some of which are beyond our control, including those factors described in Item 2 of Part I of this quarterly report and in Item 1A of Part I of the Company’s Annual Report on Form 10-K filed on June 26, 2024. Additionally, the following factors, among others, could cause our financial performance to differ significantly from the goals, plans, objectives, intentions and expectations expressed in our forward-looking statements:

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

CYANOTECH CORPORATION

FORM 10-Q

INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

CYANOTECH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	June 30, 2024	March 31, 2024
ASSETS
Current assets:
Cash	$720	$707
Accounts receivable, net of allowance for credit losses of $11 as of June 30, 2024 and March 31, 2024	2,137	2,102
Inventories	6,961	7,313
Prepaid expenses and other current assets	551	469
Total current assets	10,369	10,591

Equipment and leasehold improvements, net	9,783	10,109
Operating lease right-of-use assets, net	4,156	4,284
Other assets	124	128
Total assets	$24,432	$25,112

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,311	$1,439
Accrued expenses	587	757
Customer deposits	278	198
Operating lease obligations, current portion	536	530
Short term debt - bank	1,120	1,240
Line of credit – related party	1,250	1,250
Current maturities of long-term debt, including $1,000 of related party debt as of June 30, 2024	4,080	3,140
Total current liabilities	10,162	8,554

Long-term debt – related party	—	1,000
Long-term operating lease obligations	3,610	3,744
Total liabilities	13,772	13,298

Commitments and contingencies

Stockholders’ equity:
Preferred stock of $0.01 par value, authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock of $0.02 par value, authorized 50,000,000 shares; issued and outstanding 6,948,379 shares at June 30, 2024 and 6,947,246 shares at March 31, 2024	139	139
Additional paid-in capital	34,624	34,576
Accumulated deficit	(24,103)	(22,901)
Total stockholders’ equity	10,660	11,814
Total liabilities and stockholders’ equity	$24,432	$25,112

See accompanying notes to condensed consolidated financial statements

CYANOTECH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

(Unaudited)

	Three Months Ended June 30,
	2024	2023

Net sales	$5,898	$5,146
Cost of sales	4,422	3,614
Gross profit	1,476	1,532

Operating expenses:
General and administrative	1,268	1,274
Sales and marketing	1,165	1,276
Research and development	84	191
Total operating expenses	2,517	2,741

Loss from operations	(1,041)	(1,209)

Interest expense, net	(161)	(160)

Loss before income taxes	(1,202)	(1,369)

Income tax expense	—	—

Net loss	$(1,202)	$(1,369)

Net loss per share:
Basic	$(0.17)	$(0.22)
Diluted	$(0.17)	$(0.22)

Shares used in calculation of net loss per share:
Basic	6,948	6,290
Diluted	6,948	6,290

See accompanying notes to condensed consolidated financial statements

CYANOTECH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

Three months ended June 30, 2024 and 2023

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	(in thousands, except share data)
Balances at March 31, 2024	6,947,246	$139	$34,576	$(22,901)	$11,814
Issuances of vested shares of restricted stock	1,848	—	—	—	—
Shares withheld for tax payments	(715)	—	—	—	—
Share-based compensation expense	—	—	48	—	48
Net loss	—	—	—	(1,202)	(1,202)
Balances at June 30, 2024	6,948,379	$139	$34,624	$(24,103)	$10,660

Balances at March 31, 2023	6,271,971	$125	$33,856	$(17,634)	$16,347
Issuances of common stock to Directors in lieu of cash	17,672	1	15	—	16
Issuances of vested shares of restricted stock	2,278	—	(1)	—	(1)
Shares withheld for tax payments	(835)	—	—	—	—
Share-based compensation expense	—	—	47	—	47
Net loss	—	—	—	(1,369)	(1,369)
Balances at June 30, 2023	6,291,086	$126	$33,917	$(19,003)	$15,040

See accompanying notes to condensed consolidated financial statements

CYANOTECH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,202)	$(1,369)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	378	407
Amortization of debt issue costs and other assets	6	10
Amortization of operating leases right-of-use assets	128	120
Share-based compensation expense	48	47
Provision for credit losses	—	11
Net (increase) decrease in assets:
Accounts receivable	(35)	(474)
Inventories	397	201
Prepaid expenses and other assets	(81)	104
Net increase (decrease) in liabilities:
Accounts payable	822	744
Accrued expenses	(170)	(264)
Customer deposits	80	(12)
Operating lease obligations	(128)	(118)
Other liabilities	—	(3)
Net cash provided by (used in) operating activities	243	(596)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in equipment and leasehold improvements	(47)	(150)
Net cash used in investing activities	(47)	(150)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on short term debt and line of credit – bank	(120)	—
Draws on short term debt and line of credit – bank	—	230
Draws on line of credit – related party	—	250
Principal payments on long-term debt – bank	(63)	(59)
Taxes paid related to net share settlement of restricted stock units	—	(1)
Net cash (used in) provided by financing activities	(183)	420
Net increase (decrease) in cash	13	(326)
Cash at beginning of period	707	974
Cash at end of period	$720	$648

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$164	$151
Income taxes	$—	$—

See accompanying notes to condensed consolidated financial statements

CYANOTECH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

(Unaudited)

1.	ORGANIZATION AND BASIS OF PRESENTATION

Cyanotech Corporation (the “Company”), located in Kailua-Kona, Hawaii, was incorporated in the state of Nevada on March 3, 1983, and is traded on the OTCQB Market under the symbol “CYAN”. The Company is engaged in the production of natural products derived from microalgae for the dietary supplements market.

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

Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year. The Condensed Consolidated Balance Sheet as of March 31, 2024 was derived from the audited consolidated financial statements. These condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements for the year ended March 31, 2024, contained in the Company’s annual report on Form 10-K as filed with the SEC on June 26, 2024.

Liquidity and Going Concern

The accompanying condensed consolidated financial statements as of and for the three months ended June 30, 2024 and 2023, and as of March 31, 2024, have been prepared assuming the Company will continue as a going concern. The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company sustained operating losses and cumulative negative cash flows from operations for these same periods. Further, as discussed below, the Company was not in compliance with two debt covenant requirements at March 31, 2024 and one debt covenant requirement at March 31, 2023. In June 2023, First Foundation Bank (the “Bank”) instituted a freeze on additional advances from the Revolving Credit Agreement (the “Line of Credit”). These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expense that may be necessary if the Company was unable to continue as a going concern.

As of June 30, 2024, the Company had cash of $720,000 and working capital of $207,000 compared to $707,000 and $2,037,000, respectively, as of March 31, 2024. The Company had a Line of Credit with the Bank that provided for borrowings up to $2,000,000 on a revolving basis, however, as part of the covenant waiver at March 31, 2023, the borrowings under this Line of Credit were frozen. On October 13, 2023, the Bank converted this Line of Credit to a term loan in the amount of $1,480,000 with a maturity date of August 30, 2024 (the “2023 Loan”). As of June 30, 2024 and March 31, 2024, the Company had $1,120,000 and $1,240,000, respectively, outstanding on the 2023 Loan.  (See Note 5).

The Company also has a loan facility with a related party that allows the Company to borrow up to $2,000,000 on a revolving basis (the “Revolver”). At both June 30, 2024 and March 31, 2024, the Company had $1,250,000 outstanding borrowings on the Revolver, which was included in line of credit – related party on the Condensed Consolidated Balance Sheets. The Revolver expires on April 12, 2025 (see Notes 5 and 12).

As of June 30, 2024, the Company had $3,157,000 of debt pursuant to the 2012 Loan (as defined below) payable to the Bank that require the payment of principal and interest monthly through August 2032. Pursuant to the 2012 Loan and the 2023 Loan, the Company is subject to annual financial covenants, customary affirmative and negative covenants and certain subjective acceleration clauses. As of March 31, 2024, the Company’s debt service coverage ratio and current ratio fell short of the Bank’s annual requirement. The Company is currently seeking a letter from the Bank waiving the covenant violations as of March 31, 2024, but noting there can be no assurance that the Bank will provide such a waiver and may declare a default if any covenants remain out of compliance at applicable measurement dates.

In April 2019, the Company obtained a loan in the amount of $1,500,000 from a related party. The proceeds were used to pay down accounts payable and for general operating capital purposes. On April 12, 2021, December 14, 2022, and August 14, 2023, the Company amended this loan (see Notes 5 and 12). As of both June 30, 2024 and March 31, 2024, the Company had $1,000,000 outstanding on the related party note. The loan matures on April 12, 2025.

The Company continues to experience a loss from operations as the impacts from the macroeconomic environment led to lower sales across the Company's portfolio, therefore, the Company continues to rely on its funding sourced to provide liquidity. To address the resulting cash flow challenges, the Company continues to monitor cost savings initiatives implemented in fiscal year 2023, including stopping or slowing production of inventory in alignment with current customer demand, maintaining a reduced headcount and compensation, primarily through attrition and furloughs, respectively, and eliminating certain discretionary selling, general and administrative expenses. The Company has also made changes in the sales and marketing team starting with the Chief Commercial Officer and strengthening the sales team, re-positioning the brand(s) and optimizing the Company’s marketing efforts to emphasize its competitive strengths. In addition, the Company raised capital by completing a private placement in the third fiscal quarter of 2024.

Funds generated by operating activities and available cash are the Company’s most significant sources of liquidity for working capital requirements, debt service and funding of maintenance levels of capital expenditures.  The Company has developed its operating plan to produce a significant portion of its cash flows necessary to meet all financing requirements, with the remaining need for capital raising.  Although the Company has a history of either being in compliance with debt covenants, or obtaining the necessary waivers, execution of its operating plan is dependent on many factors, some of which are not within the control of the Company. However, no assurances can be provided that the Company will achieve its operating plan and cash flow projections for the next fiscal years or its projected consolidated financial position as of June 30, 2025. Such estimates are subject to change based on future results and such change could cause future results to vary significantly from expected results.

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

Concentration Risk

A significant portion of revenues and accounts receivables are derived from a few major customers. For the three months ended June 30, 2024, two customers individually accounted for 31% and 13% of the Company’s total net sales, and for the three months ended June 30, 2023, two customers individually accounted for 32% and 18% of the Company’s total net sales. Two customers accounted for 89% and 72% of the Company’s accounts receivable balance as of June 30, 2024 and March 31, 2024, respectively.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not accrue interest. Credit is extended based on evaluation of the customer’s financial condition. Collateral is not required. The allowance for credit losses reflects management’s best estimate of expected credit losses inherent in the accounts receivable balance. Management determines the allowance based on historical experience, specifically identified nonpaying accounts and other currently available evidence, including the likelihood of each customer not being able to pay, due to the Company’s small customer and recurring customer base. Management reviews its customer account balances monthly with a focus on significant individual past due balances over 90 days. All other balances are reviewed on a pooled basis. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers or otherwise.

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

Customer contract liabilities consist of customer deposits received in advance of fulfilling an order and are shown separately on the Condensed Consolidated Balance Sheets. During the three months ended June 30, 2024 and 2023, the Company recognized $45,000 and $16,000, respectively, of revenue from deposits that were included in contract liabilities as of March 31, 2024 and 2023, respectively. The Company’s contracts have a duration of one year or less and therefore, the Company has elected the practical expedient of not disclosing revenues allocated to partially unsatisfied performance obligations.

Disaggregation of Revenue

The following table represents revenue disaggregated by major product line and extraction services for the:

($ in thousands)	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023
Packaged sales
Astaxanthin packaged	$3,260	$2,809
Spirulina packaged	1,429	1,574
Total packaged sales	4,689	4,383

Bulk sales
Astaxanthin bulk	775	299
Spirulina bulk	342	363
Total bulk sales	1,117	662

Contract extraction and R&D services revenue	92	101
Total net sales	$5,898	$5,146

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2032-07, “Segment Reporting (Topic 28): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which requires disclosure of incremental segment information on an annual and interim basis.  ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and it requires retrospective application to all prior periods presented in the financial statements.  The Company is currently evaluating the impact that ASU 2023-07 will have on the presentation of its consolidated financial statements.

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

Inventories are stated at the lower of cost or net realizable value. Cost is determined by the first-in, first-out method. Inventories consist of the following as of:

	June 30, 2024	March 31, 2024
	(in thousands)
Raw materials	$1,197	$1,149
Work in process	1,957	2,195
Finished goods	3,595	3,658
Supplies	212	311
Inventories	$6,961	$7,313

The Company recognizes abnormal production costs, including fixed cost variances from normal production capacity, fixed production overhead costs, idle facilities, freight handling costs and spoilage, as an expense in the period incurred, without adjusting overhead absorption rates. Normal production capacity is defined as the production expected to be achieved over a number of periods or seasons under normal circumstances, taking into account the loss of capacity resulting from planned maintenance. The Company had abnormal production costs capitalization of $22,000 and abnormal production costs of $133,000 to cost of sales for the three months ended June 30, 2024 and 2023, respectively.

In fiscal year 2024, cultivation of astaxanthin was completed year-round, however, in fiscal year 2025, cultivation of astaxanthin will be completed in the most productive nine months of the year. The Company calculates total production costs for the year based on normal capacity of production expected to be achieved in a year under normal circumstances. These costs are then allocated into inventory based on the period of production, not including abnormal production costs. Allocating fixed and overhead costs requires management’s judgement to determine when production is outside of the normal range of expected variation in production.

Other non-inventoriable fixed costs of $68,000 and $189,000 were expensed to cost of sales for the three months ended June 30, 2024 and 2023, respectively.

4.	EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements consist of the following as of:

	June 30, 2024	March 31, 2024
	(in thousands)
Equipment	$21,947	$21,904
Leasehold improvements	15,075	15,075
Furniture and fixtures	419	419
	37,441	37,398
Less accumulated depreciation and amortization	(27,878)	(27,500)
Construction-in-progress	220	211
Equipment and leasehold improvements, net	$9,783	$10,109

Management has determined that no asset impairment existed as of June 30, 2024. Depreciation and amortization expense were approximately $378,000 and $407,000 for the three months ended June 30, 2024 and 2023, respectively.

5.	LINE OF CREDIT AND LONG-TERM DEBT

Total debt consists of the following as of:

	June 30, 2024	March 31, 2024
	(in thousands)
Short-term debt - bank	$1,120	$1,240
Line of credit – related party	1,250	1,250
Long-term debt	3,157	3,220
Long-term debt - related party	1,000	1,000
Unamortized debt issuance costs	(77)	(80)
Less current maturities	(6,450)	(5,630)
Total long-term debt – related party	$—	$1,000

Line of Credit and Term Loans

On June 3, 2016, the Company entered into a Credit Agreement with the Bank, after the necessary approvals from the State of Hawaii were received, to secure the lien on the Company’s leasehold property in Kona, Hawaii. The Credit Agreement further defined the terms and conditions for the 2012 Loan and allowed for the Line of Credit, which was subsequently converted to the 2023 loan. The Credit Agreement grants the Bank the following security interests in the Company’s property: (a) a lien on the Company’s leasehold interest in its Kona facility; (b) an assignment of the Company’s interest in leases and rents on its Kona facility; and (c) a security interest in all fixtures, furnishings and equipment related to or used by the Company at the Kona facility. Each security interest is further subject to the terms of the Credit Agreement. Borrowings under the Credit Agreement bear interest at the Wall Street Journal prime rate plus 2%, floating, provided that at no time shall the annual interest rate be less than 5.25%.

On October 13, 2023, the Bank converted the Line of Credit to the 2023 Loan in the amount of $1,480,000, with no further advances or disbursements under this line and matures on August 30, 2024. The 2023 Loan requires a least monthly payments of $40,000 plus interest accrued on the unpaid balance of the loan at the Wall Street Journal prime rate plus 2%, floating, provided that at no time shall the annual interest rate be less than 7.0%. As of June 30, 2024 and March 31, 2024, the Company had $1,120,000 and $1,240,000, respectively, outstanding on the 2023 Loan, bearing interest for both periods at 8.5%, plus 2%. The 2023 Loan was included in current liabilities on the Condensed Consolidated Balance Sheets.

In 2012, the Company executed the 2012 Loan with a lender providing for $5,500,000 in aggregate borrowings secured by substantially all the Company’s assets, including a mortgage on the Company's interest in its lease at the National Energy Laboratory of Hawaii Authority, pursuant to a Term Loan Agreement dated August 14, 2012 (the “2012 Loan Agreement”). The 2012 Loan is evidenced by promissory notes in the amounts of $2,250,000 and $3,250,000, the repayment of which is partially guaranteed under the provisions of a United States Department of Agriculture (“USDA”) Rural Development Guarantee program. The proceeds of the 2012 Loan were used to acquire processing equipment and leasehold improvements at its Kona, Hawaii facility.

The provisions of the 2012 Loan required the payment of interest only for the first 12 months of the term; thereafter, and until its maturity on August 14, 2032, the obligation fully amortizes over nineteen (19) years. Interest on the 2012 Loan accrues on the outstanding principal balance at an annual variable rate equal to the published Wall Street Journal prime rate (8.5% at both June 30, 2024 and March 31, 2024) plus 1.0% and is adjustable on the first day of each calendar quarter and fixed for that quarter, provided that at no time shall the annual interest rate be less than 5.5%. The balance under the 2012 Loan was $3,157,000 and $3,220,000 at June 30, 2024 and March 31, 2024, respectively, and was included in current maturities of long-term debt in the debt table above. See Loan Covenants, Violations and Waiver below.

The 2012 Loan included a one-time origination and guaranty fees totaling $214,500 and an annual renewal fee payable in the amount of 0.25% of the USDA guaranteed portion of the outstanding principal balance as of December 31 of each year, beginning December 31, 2012. The USDA has guaranteed 80% of all amounts owing under the 2012 Loan. The balance in unamortized debt issuance costs was $77,000 and $80,000 at June 30, 2024 and March 31, 2024, respectively, and was included in current maturities of long-term debt in the debt table above. See Loan Covenants, Violations and Waiver below.

Loan Covenants, Violation and Waiver

The Company’s 2023 Loan and the 2012 Loan are subject to annual debt service and other financial covenants, including covenants which require the Company to meet key financial ratios and customary affirmative and negative covenants.  As of March 31, 2023, the Company was not in compliance with the required debt service coverage ratio, however, was in compliance with the two other covenants. Due to this violation, the Bank would be contractually entitled to require immediate repayment of the outstanding term loans and the outstanding line of credit balance. However, on June 22, 2023, the Bank issued the Company a letter waiving the covenant violation as of March 31, 2023, and implemented an immediate freeze on any and all further advances of the Credit Agreement through the maturity date. As of March 31, 2024, the Company was not in compliance with the debt service coverage and current ratio, however, was in compliance with the third covenant. The Company is currently seeking a letter from the Bank waiving the covenant violations as of March 31, 2024, but there can be no assurance that the Bank will provide such a waiver and may declare if any covenants remain out of compliance at applicable measurement dates.

Although the 2012 Loan matures in August 2032, it is probable that a debt covenant violation occurs within the next twelve months. Therefore, the 2012 Loan and related unamortized debt issuance costs are classified as current on the Condensed Consolidated Balance Sheets.

Line of Credit and Debt – Related Party

In April 2019, the Company obtained a loan pursuant to the Skywords Note (as defined below) in the amount of $1,500,000 with a related party and the interest was payable quarterly. The Skywords Note was originally due in April 2021. In April 2021, the Company amended the Skywords Note, which extended the expiration to April 2024, converted $500,000 into the Revolver, adjusted the interest rate to reflect a floor of 5%, and granted a security interest in substantially all of the Company’s personal property assets, subject to limited exceptions. Concurrently, with the amendment and conversion of the original Skywords Note, the Company repaid in cash the principal amount of $500,000 plus accrued interest to date of $1,900 (see Note 12).  In December 2022, the Company further amended the Skywords Note to extend the expiration to April 2025 and increase the Revolver to $1,000,000. On August 14, 2023, the Company further amended the loan to increase the Revolver to $2,000,000.

The balance under the Skywords Note was $1,000,000 at both June 30, 2024 and March 31, 2024. The balance was included in current maturities of long-term debt at June 30, 2024 and in long-term debt at March 31, 2024, in the debt table above. At both June 30, 2024 and March 31, 2024, the balance under the Revolver was $1,250,000 which was included in line of credit – related party in the debt table above. Interest accrues on the outstanding principal balance and the Revolver at an annual variable rate equal to the published Wall Street Journal prime rate (8.5% at both June 30, 2024 and March 31, 2024) plus 1.0% and is adjustable on the first day of each calendar quarter and fixed for that quarter, provided that at no time shall the annual interest rate be less than 5.0%.

Future principal payments under the loans at June 30, 2024 are as follows:

Fiscal year payments due	(in thousands)
Remainder of 2025	$4,277
2026	1,000
Total principal payments	$5,277

6.	OPERATING LEASES

The Company leases facilities, equipment and land under non-cancelable operating leases expiring through 2037. One of its facility leases contains price escalations and a renewal option for five years. Right-of-use assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Right-of-use assets and liabilities are based on the present value of lease payments over the lease term, using the Bank’s incremental borrowing rate based on the information available at recognition, and the Company has elected to exclude non-lease components. The Company also leases two 84-month solar leases for two of its buildings, and a 48-month lease for equipment, which are included in the right-of-use assets and liabilities. At June 30, 2024, the weighted average remaining lease terms of all operating leases was 8.9 years, the weighted average discount rate was 7.3%, and for both the three months ended June 30, 2024 and 2023, the operating lease costs was $203,000.

Supplemental balance sheet information related to leases consist of the following as of:

Operating leases	Balance Sheet Classification	June 30, 2024	March 31, 2024
		(in thousands)
Right-of-use assets	Operating lease right-of-use assets	$6,149	$6,149
Accumulated lease amortization	Operating lease right-of-use assets	(1,993)	(1,865)
Total right-of-use assets		$4,156	$4,284

Current lease liabilities	Operating lease obligations	$536	$530
Non-current lease liabilities	Long-term operating lease obligations	3,610	3,744
Total lease liabilities		$4,146	$4,274

Maturities of lease liabilities at June 30, 2024 are as follows:

Payments	(in thousands)
Remainder of 2025	$613
2026	794
2027	801
2028	591
2029	391
Thereafter	2,463
Total undiscounted lease payments	5,653
Less: present value discount	(1,507)
Total lease liability balance	$4,146

7.	ACCRUED EXPENSES

Accrued expenses consist of the following as of:

	June 30, 2024	March 31, 2024
	(in thousands)
Wages	$93	$234
Vacation	349	327
Interest and legal	48	32
Other accrued expenses	97	164
Total accrued expenses	$587	$757

8.	COMMITMENTS AND CONTINGENCIES

From time to time, the Company may be involved in litigation and investigations relating to claims and matters arising out of its operations in the normal course of business. There were no significant legal matters outstanding at June 30, 2024.

9.	SHARE-BASED COMPENSATION

The Company has share-based compensation plans, which are more fully described in Note 9, Share-Based Compensation, to the Consolidated Financial Statements included in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2024 as filed with the SEC on June 26, 2024.

As of June 30, 2024, the Company had two equity-based compensation plans: the 2016 Equity Incentive Plan (the “2016 Plan”) and the 2014 Independent Director Stock Option and Restricted Stock Grant Plan and Amendment (the “2014 Directors Plan”). These plans allowed the Company to award stock options and shares of restricted common stock to eligible employees, certain outside consultants and independent directors.

The following table presents shares authorized, available for future grant and outstanding under each of the Company’s plans:

	As of June 30, 2024
	Authorized	Available	Outstanding

2016 Plan	1,300,000	637,973	411,678
2014 Directors Plan	650,000	33,220	12,000
Total	1,950,000	671,193	423,678

Stock Options

All stock option grants made under the equity-based compensation plans were issued at exercise prices no less than the Company’s closing stock price on the date of grant. Options under the 2016 Plan and 2014 Directors Plan were determined by the Board of Directors or the Compensation Committee of the Board of Directors in accordance with the provisions of the respective plans.  The terms of each option grant include vesting, exercise, and other conditions set forth in a Stock Option Agreement evidencing each grant. No option can have a life in excess of ten (10) years. The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model. The model requires various assumptions, including a risk-free interest rate, the expected term of the options, the expected stock price volatility over the expected term of the options, and the expected dividend yield. Compensation expense for employee stock options is recognized ratably over the vesting term. Compensation expense recognized for options issued under all Plans was $29,000 and $26,000 for the three months ended June 30, 2024 and 2023, respectively.

A summary of option activity under the Company’s stock plans for the three months ended June 30, 2024 is presented below:

Option Activity	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at March 31, 2024	297,000	$2.47	7.1	$—
Outstanding at June 30, 2024	297,000	$2.47	6.9	$—
Exercisable at June 30, 2024	205,333	$2.83	6.3	$—

The aggregate intrinsic value in the table above is before applicable income taxes and represents the excess amount over the exercise price optionees would have received if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price of $0.33 and $0.29 at June 30, 2024 and March 31, 2024, respectively.

A summary of the Company’s non-vested options for the nine months ended June 30, 2024 is presented below:

Nonvested Options	Shares	Weighted Average Grant-Date Fair Value
Nonvested at March 31, 2024	125,000	$1.16
Vested	(33,333)	1.77
Nonvested at June 30, 2024	91,667	$0.93

As of June 30, 2024, total unrecognized stock-based compensation expense related to all unvested stock options was $52,000, which is expected to be expensed over a weighted average period of 1.4 years.

Restricted Stock Units (“RSUs”)

RSUs are service-based awards granted to eligible employees under the 2016 Plan. Compensation expense recognized for RSUs issued under the 2016 Plan was $19,000 and $21,000 for the three months ended June 30, 2024 and 2023, respectively.

The following table summarizes information related to awarded RSUs:

Nonvested Restricted Stock Units	Shares	Weighted Average Grant Price
Nonvested restricted stock units at March 31, 2024	130,820	$1.23
Vested	(1,848)	0.94
Forfeited	(2,294)	0.47
Nonvested restricted stock units at June 30, 2024	126,678	$1.24

As of June 30, 2024, total unrecognized stock-based compensation expense related to unvested restricted stock units was $105,000, which is expected to be expensed over a weighted average period of 0.8 years.

10.	INCOME TAXES

The Company utilizes its estimated annual effective tax rate to determine its provision or benefit for income taxes for interim periods. The income tax provision or benefit is computed by multiplying the estimated annual effective tax rate by the year-to-date pre-tax book income (loss). The Company did not record income tax expense for the three months ended June 30, 2024 or 2023, therefore, the effective tax rate was 0% for the both periods. The effective tax rate differs from the statutory rate of 21% as a result of state taxes (net of federal benefit) and the net change in valuation allowance against the net deferred tax asset the Company believes is not more likely than not to be realized.  The Company continues to carry a full valuation allowance on its net deferred tax assets.

The Company is subject to taxation in the United States and eleven state jurisdictions. The preparation of tax returns requires management to interpret the applicable tax laws and regulations in effect in such jurisdictions, which could affect the amount of tax paid by the Company. Management, in consultation with its tax advisors, files its tax returns based on interpretations that are believed to be reasonable under the circumstances. The income tax returns, however, are subject to routine reviews by the various taxing authorities.  As part of these reviews, a taxing authority may disagree with respect to the tax positions taken by management (“uncertain tax positions”) and therefore may require the Company to pay additional taxes. Management evaluates the requirement for additional tax accruals, including interest and penalties, which the Company could incur as a result of the ultimate resolution of its uncertain tax positions. Management reviews and updates the accrual for uncertain tax positions as more definitive information becomes available from taxing authorities, completion of tax audits, expiration of statute of limitations, or upon occurrence of other events.

As of June 30, 2024 and 2023, there was no liability for income tax associated with unrecognized tax benefits. The Company recognizes accrued interest related to unrecognized tax benefits as well as any related penalties in interest income or expense in its Condensed Consolidated Statements of Operations, which is consistent with the recognition of these items in prior reporting periods.

In general, the Company's open tax years range from fiscal years ended 2020 to 2024.  The Company has net operating loss carry forwards, which cause the federal and state statutes to remain open for earlier fiscal years.

11.	EARNINGS PER SHARE

Basic earnings (loss) per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed on the basis of the weighted average number of common shares outstanding plus the potentially dilutive effect of outstanding stock options using the treasury stock method.

Reconciliations between the numerator and the denominator of the basic and diluted (loss) income per share computations for the three months ended June 30, 2024 and 2023 are as follows:

	Three Months Ended June 30, 2024
	Net Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands)
Basic and diluted loss per share	$(1,202)	6,948	$(0.17)

	Three Months Ended June 30, 2023
	Net Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands)
Basic and diluted loss per share	$(1,369)	6,290	$(0.22)

Basic and diluted per share amounts are the same in periods of a net loss because common share equivalents are anti-dilutive when a net loss is recorded. Diluted earnings per share does not include the impact of restricted stock units totaling 3,000 for the three months ended June 30, 2023, as the effect of their inclusion would be anti-dilutive. Restricted stock units become dilutive within the period granted and remain dilutive until the units vest and are then included in the calculation of basic earnings per share.

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

At both June 30, 2024 and March 31, 2024, the Skywords Note principal balance was $1,000,000, and was included in current maturities of long-term debt and long-term debt, respectively, on the Condensed Consolidated Balance Sheets. At both June 30, 2024 and March 31, 2024, the balance on the Revolver was $1,250,000, and was included in line of credit – related party on the Condensed Consolidated Balance Sheets. At both June 30, 2024 and March 31, 2024, the interest rates was 8.5%.

13.	SUBSEQUENT EVENTS

The Company had no subsequent events.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

The following tables present selected consolidated financial data for each of the periods indicated ($ in thousands):

	Three Months Ended
	June 30,
	2024	2023
Net sales	$5,898	$5,146
Net sales increase (decrease)	14.6%	(23.4)%
Gross profit	$1,476	$1,532
Gross profit as % of net sales	25.0%	29.8%
Operating expenses	$2,517	$2,741
Operating expenses as % of net sales	42.7%	53.3%
Operating loss	$(1,041)	$(1,209)
Operating loss as % of net sales	(17.7)%	(23.5)%
Income tax expense	$—	$—
Net loss	$(1,202)	$(1,369)

Comparison of the Three Months Ended June 30, 2024 and 2023

Net Sales (in thousands)
	Three Months Ended
	June 30,		$	%
	2024	2023	Change	Change
Packaged sales
Astaxanthin	$3,260	$2,809	$451	16.1%
Spirulina	1,429	1,574	(145)	(9.2)%
Total Packaged sales	$4,689	$4,383	$306	7.0%

Bulk sales
Astaxanthin	$775	$299	$476	159.2%
Spirulina	342	363	(21)	(5.8)%
Total Bulk sales	$1,117	$662	$455	68.7%

Contract extraction revenue	$92	$101	$(9)	(8.9)%

Total sales
Astaxanthin	$4,035	$3,108	$927	29.8%
Spirulina	1,771	1,937	(166)	(8.6)%
Contract extraction and R&D services revenue	92	101	(9)	(8.9%
Total sales	$5,898	$5,146	$752	14.6%

Net Sales The net sales increase of 14.6% for the current quarter compared to the same period last year was driven by an increase in astaxanthin bulk and astaxanthin packaged sales, offset by a decrease in spirulina sales. During the current year quarter, we saw higher demand in astaxanthin packaged sales and higher bulk sales related to both timing of customer orders and increased demand, offset slightly by decreased spirulina sales due to the timing of shipments.

Gross Profit Gross profit as a percent of net sales for the first quarter of fiscal 2025 decreased by 4.8 percentage points compared to the same period last year, which was the result of higher costs related to lower production volumes.

Operating Expenses Operating expenses of $2.5 million for the first quarter of fiscal 2025 compared to the prior year same quarter, decreased $0.2 million. Sales and marketing expenses decreased primarily due to lower online selling fees and research and development costs related to lower headcount.

Income Taxes We did not record income tax expense for the first quarter of fiscal 2025 or 2024. We continue to carry a full valuation allowance on our net deferred tax assets.

Liquidity and Going Concern

The accompanying condensed consolidated financial statements, as of and for the three months ended June 30, 2024 and 2023, and as of March 31, 2024, have been prepared assuming we will continue as a going concern. The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We sustained operating losses and cumulative negative cash flows from operations for these same periods. Further, as discussed below, we were not in compliance with two debt covenant requirements at March 31, 2024 and one debt covenant requirement at March 31, 2023. In June 2023, the Bank instituted a freeze on additional advances from the Line of Credit. These conditions raise substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expense that may be necessary if we were unable to continue as a going concern.

As of June 30, 2024, we had cash of $0.7 million and working capital of $207 thousand compared to $0.7 million and $2.0 million, respectively, at March 31, 2024. We had a Credit Agreement with the Bank that provided for borrowings up to $2.0 million on a revolving basis, however, as part of the covenant waiver at March 31, 2023, the borrowings under this Line of Credit were frozen. On October 13, 2023, the Bank converted this Line of Credit to the 2023 Loan in the amount of $1.48 million with a maturity date of August 30, 2024. As of June 30, 2024 and March 31, 2024, we had $1.12 million and $1.24 million, respectively, outstanding on the 2023 Loan. (See Note 5 in the notes to our condensed consolidated financial statements).

We also have a loan facility with a related party that allows us to borrow up to $2.0 million on the Revolver. At both June 30, 2024 and March 31, 2024, we had $1.25 million outstanding borrowings on the Revolver, which was included in line of credit – related party on the Condensed Consolidated Balance Sheets. The Revolver expires on April 12, 2025 (see Notes 5 and 12 in the notes to our condensed consolidated financial statements).

As of June 30, 2024, we had $3.2 million in the 2012 Loan payable to the Bank that require the payment of principal and interest monthly through August 2032. Pursuant to the 2012 Loan and the 2023 Loan, we are subject to annual financial covenants, customary affirmative and negative covenants and certain subjective acceleration clauses. As of March 31, 2024, our debt service coverage ratio and current ratio fell short of the Bank’s annual requirement. We are currently seeking a letter from the Bank waiving the covenant violations as of March 31, 2024, but noting there can be no assurance that the Bank will provide such a waiver and may declare a default if any covenants remain out of compliance at applicable measurement dates.

In April 2019, we obtained a loan in the amount of $1.5 million from a related party. The proceeds were used to pay down accounts payable and for general operating capital purposes. On April 12, 2021, December 14, 2022 and August 14, 2023, we amended this loan (see Notes 5 and 12 in the notes to condensed consolidated financial statements). As of both June 30, 2024 and March 31, 2024, we had $1.0 million outstanding on the related party note. The loan matures on April 12, 2025.

We continue to experience a loss from operations as the impacts from the macroeconomic environment led to lower sales across our portfolio, therefore, we continue to rely on our funding sourced to provide liquidity. To address the resulting cash flow challenges, we continue to monitor cost savings initiatives implemented in fiscal year 2023, including stopping or slowing production of inventory in alignment with current customer demand, maintaining a reduced headcount and compensation, primarily through attrition and furloughs, respectively, and eliminating certain discretionary selling, general and administrative expenses. We have also made changes in the sales and marketing team starting with the Chief Commercial Officer and strengthening the sales team, re-positioning the brand(s) and optimizing our marketing efforts to emphasize our competitive strengths. In addition, we raised capital by completing a private placement in the third fiscal quarter of 2024.

Funds generated by operating activities and available cash are our most significant sources of liquidity for working capital requirements, debt service and funding of maintenance levels of capital expenditures. We have developed our operating plan to produce a significant portion of our cash flows necessary to meet all financing requirements, with the remaining need for capital raising. Although we have a history of either being in compliance with debt covenants or obtaining the necessary waivers, execution of our operating plan is dependent on many factors, some of which are not within the control of the Company.  However, no assurances can be provided that we will achieve our operating plan and cash flow projections for this fiscal year or our projected consolidated financial position as of June 30, 2025. Such estimates are subject to change based on future results and such change could cause future results to vary significantly from expected results.

Cash Flows The following table summarizes our cash flows for the periods indicated ($ in thousands):

	Three Months Ended June 30,
	2024	2023
Total cash provided by (used in):
Operating activities	$243	$(596)
Investing activities	(47)	(150)
Financing activities	(183)	420
Increase (decrease) in cash	$13	$(326)

Cash provided by operating activities for the three months ended June 30, 2024 was the result of lower inventories and higher accounts payable as we continue to closely manage inventory and have increased the purchase of materials to support an increase in production to meet customer needs, offset by a net loss of $1.2 million less non-cash items of $0.6 million.

Cash used in investing activities for the three months ended June 30, 2024 primarily includes costs for capital improvements at our Kona facility.

Cash used in financing activities for the three months ended June 30, 2024 consists of $63,000 of debt service payments and the paydown of $120,000 on the 2023 Loan.

Sources and Uses of Capital

As of June 30, 2024, our working capital was $207 thousand, a decrease of $1.8 million compared to March 31, 2024. There was a decrease in inventories in the first quarter of fiscal year 2025 as we continue to manage our production in line with sales demand and material supplies are being managed on a just-in-time basis, as well as the reclassification of $1.0 million of related party loan due in April 2025 to current maturities of long-term debt.

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

Our strategic direction has been to position as a world leader in the production and marketing of high-value natural products from microalgae. We are vertically aligned, producing raw materials in the form of microalgae processed at our 96-acre facility in Hawaii, and integrating those raw materials into finished products. Our primary focus is stabilizing our production volume, rationalizing market channel participation, and leveraging our centers of core competence. We will continue to place emphasis on our Nutrex Hawaiian consumer products while exploring further opportunities for bulk sales orders for Spirulina and Astaxanthin, both domestically and internationally. Extraction services to third party customers utilizing our 1,000 bar, supercritical carbon dioxide extractor process are expected to generate additional income throughout the year. We will leverage our experience and reputation for quality, nutritional products which promote health and well-being. The foundation of our nutritional products is naturally cultivated Hawaiian Spirulina Pacifica® in powder and tablet form; and BioAstin® Hawaiian Astaxanthin® antioxidant in extract and softgel form. Information about our Company and our products can be viewed at www.cyanotech.com and www.nutrex-hawaii.com. Consumer products can also be purchased online at www.nutrex-hawaii.com.

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

Our future results of operations and the other forward-looking statements contained in this Outlook, in particular the statements regarding revenues, gross margin and capital spending, involve a number of risks and uncertainties. In addition to the factors discussed above, any of the following could cause actual results to differ materially: business conditions and growth in the natural products industry and in the general economy; changes in customer order patterns; changes in demand for natural products in general; changes in weather conditions; changes in health and growing conditions of our astaxanthin and spirulina products; competitive factors, such as increased production capacity from competing spirulina and astaxanthin producers and the resulting impact, if any, on world market prices for these products; government actions and increased regulations both domestic and foreign; shortage of manufacturing capacity; and other factors beyond our control. Risk factors are discussed in detail in Part II, Item 1A of this quarterly report and in Part I, Item 1A of our Form 10-K report for the year ended March 31, 2024.

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

Off-Balance Sheet Arrangements

As of June 30, 2024, we had no off-balance sheet arrangements or obligations.

Impact of Inflation

Inflationary factors such as increases in the costs of materials, utilities and labor affected our operations. We have seen stabilization in our underlying costs, however, we are also experiencing overall lower demand as consumers are feeling the impacts of higher inflation and are closely managing their discretionary spend. The exact impact on our results is difficult to isolate and quantify given the macroeconomic environment. Most of our leases provide for cost-of-living adjustments and require us to pay for insurance and maintenance expenses, all of which are subject to inflation. Additionally, our future lease cost for new facilities may include potentially escalating costs of real estate and construction. There is no assurance that we will be able to pass on increased costs to our customers.

Depreciation expense is based on the historical cost of fixed assets and is therefore potentially less than it would be if it were based on current replacement cost. While property and equipment acquired in prior years will ultimately have to be replaced at higher prices, it is expected that replacement will be a gradual process over many years.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the fiscal year ended March 31, 2024, filed with the SEC on June 26, 2024. In the three months ended June 30, 2024, there were no changes to the application of critical accounting policies previously disclosed in our most recent Annual Report on Form 10-K.

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

Changes to Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2024, that has materially affected, or was reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, the Company may be involved in litigation and investigations relating to claims and matters arising out of its operations in the normal course of business. There were no significant legal matters outstanding at June 30, 2024.

Item 1A.	Risk Factors

For a discussion of the risk factors relating to our business, please refer to Part I, Item 1A of our Form 10-K for the year ended March 31, 2024, which is incorporated by reference herein.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of August 7, 2024

31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of August 7, 2024

32*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed as of August 7, 2024

99.1*	Press Release dated August 7, 2024

101

The following financial statements from Cyanotech Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)

*Included herewith. Other exhibits were filed as shown above.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYANOTECH CORPORATION
(Registrant)

August 7, 2024	By:	/s/ Matthew K. Custer
(Date)		Matthew K. Custer
President and Chief Executive Officer

August 7, 2024	By:	/s/ Felicia Ladin
(Date)		Felicia Ladin
Chief Financial Officer, Vice President — Finance & Administration, and Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of August 7, 2024

31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of August 7, 2024

32*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed as of August 7, 2024

99.1*	Press Release dated August 7, 2024

101

The following financial statements from Cyanotech Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements

104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)

*Included herewith. Other exhibits were filed as shown above.