Form 10-Q
period 2024-09-30
CYANOTECH CORP
filed 2024-11-12
CIK 768408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended September 30, 2024

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

As of November 1, 2024, the number of shares outstanding of the registrant’s common stock was 7,155,858.

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

CYANOTECH CORPORATION

FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

CYANOTECH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	September 30, 2024	March 31, 2024
ASSETS
Current assets:
Cash	$780	$707
Accounts receivable, net of allowance for credit losses of $11 as of September 30, 2024 and March 31, 2024	1,592	2,102
Inventories	7,185	7,313
Prepaid expenses and other current assets	568	469
Total current assets	10,125	10,591

Equipment and leasehold improvements, net	9,505	10,109
Operating lease right-of-use assets, net	4,161	4,284
Other assets	122	128
Total assets	$23,913	$25,112

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,132	$1,439
Accrued expenses	619	757
Customer deposits	272	198
Operating lease obligations, current portion	533	530
Short term debt - bank	1,000	1,240
Line of credit – related party	2,000	1,250
Current maturities of long-term debt	3,019	3,140
Total current liabilities	9,575	8,554

Long-term debt – related party	1,000	1,000
Long-term operating lease obligations	3,646	3,744
Total liabilities	14,221	13,298

Commitments and contingencies

Stockholders’ equity:
Preferred stock of $0.01 par value, authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock of $0.02 par value, authorized 50,000,000 shares; issued and outstanding 7,142,700 shares at September 30, 2024 and 6,947,246 shares at March 31, 2024	143	139
Additional paid-in capital	34,802	34,576
Accumulated deficit	(25,253)	(22,901)
Total stockholders’ equity	9,692	11,814
Total liabilities and stockholders’ equity	$23,913	$25,112

See accompanying notes to condensed consolidated financial statements

CYANOTECH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023

Net sales	$5,845	$6,373	$11,743	$11,519
Cost of sales	4,366	4,285	8,787	7,899
Gross profit	1,479	2,088	2,956	3,620

Operating expenses:
General and administrative	1,244	1,160	2,513	2,434
Sales and marketing	1,073	1,385	2,238	2,661
Research and development	137	175	221	366
Total operating expenses	2,454	2,720	4,972	5,461

Loss from operations	(975)	(632)	(2,016)	(1,841)

Interest expense, net	(175)	(163)	(336)	(323)

Loss before income taxes	(1,150)	(795)	(2,352)	(2,164)

Income tax expense	—	2	—	2

Net loss	$(1,150)	$(797)	$(2,352)	$(2,166)

Net loss per share:
Basic	$(0.16)	$(0.13)	$(0.34)	$(0.34)
Diluted	$(0.16)	$(0.13)	$(0.34)	$(0.34)

Shares used in calculation of net loss per share:
Basic	7,004	6,366	6,976	6,328
Diluted	7,004	6,366	6,976	6,328

See accompanying notes to condensed consolidated financial statements

CYANOTECH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

Three months ended September 30, 2024 and 2023

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	(in thousands, except share data)
Balances at June 30, 2024	6,948,379	$139	$34,624	$(24,103)	$10,660
Issuances of common stock for Directors Stock Grants	116,049	2	92	—	94
Issuances of common stock to Directors in lieu of cash for current year board fees	13,334	—	10	—	10
Issuances of common stock to Directors in lieu of cash for prior year board fees	53,333	1	39		40
Issuances of vested shares of restricted stock	18,608	1	(5)	—	(4)
Shares withheld for tax payments	(7,003)	—	—	—	—
Share-based compensation expense	—	—	42	—	42
Net loss	—	—	—	(1,150)	(1,150)
Balances at September 30, 2024	7,142,700	$143	$34,802	$(25,253)	$9,692

Balances at June 30, 2023	6,291,086	$126	$33,917	$(19,003)	$15,040
Issuances of common stock for Directors Stock Grants	159,493	3	123	—	126
Issuances of vested shares of restricted stock	35,718	—	(11)	—	(11)
Shares withheld for tax payments	(12,518)	—	—	—	—
Share-based compensation expense	—	—	49	—	49
Net loss	—	—	—	(797)	(797)
Balances at September 30, 2023	6,473,779	$129	$34,078	$(19,800)	$14,407

Six months ended September 30, 2024 and 2023

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	(in thousands, except per share data)
Balances at March 31, 2024	6,947,246	$139	$34,576	$(22,901)	$11,814
Issuances of common stock for Directors Stock Grants	116,049	2	92	—	94
Issuances of common stock to Directors in lieu of cash for current year board fees	13,334	—	10	—	10
Issuances of common stock to Directors in lieu of cash for prior year board fees	53,333	1	39		40
Issuances of vested shares of restricted stock	20,456	1	(5)	—	(4)
Shares withheld for tax payments	(7,718)	—	—	—	—
Share-based compensation expense	—	—	90	—	90
Net loss	—	—	—	(2,352)	(2,352)
Balances at September 30, 2024	7,142,700	$143	$34,802	$(25,253)	$9,692

Balances at March 31, 2023	6,271,971	$125	$33,856	$(17,634)	$16,347
Issuances of common stock for Directors Stock Grants	159,493	3	123	—	126
Issuances of common stock to Directors in lieu of cash for prior year board fees	17,672	—	15	—	15
Issuances of vested shares of restricted stock	37,996	1	(12)	—	(11)
Shares withheld for tax payments	(13,353)	—	—	—	—
Share-based compensation expense	—	—	96	—	96
Net loss	—	—	—	(2,166)	(2,166)
Balances at September 30, 2023	6,473,779	$129	$34,078	$(19,800)	$14,407

See accompanying notes to condensed consolidated financial statements

CYANOTECH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,352)	$(2,166)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	751	811
Amortization of debt issue costs and other assets	13	15
Amortization of operating leases right-of-use assets	140	242
Share-based compensation expense	194	222
Provision for credit losses	—	11
Net (increase) decrease in assets:
Accounts receivable	510	(110)
Inventories	128	1,116
Prepaid expenses and other assets	(100)	49
Net increase (decrease) in liabilities:
Accounts payable	651	437
Accrued expenses	(98)	(188)
Customer deposits	74	38
Operating lease obligations	(112)	(236)
Other liabilities	—	(3)
Net cash (used in) provided by operating activities	(201)	238
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in equipment and leasehold improvements	(105)	(286)
Net cash used in investing activities	(105)	(286)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on short term debt and line of credit – bank	(240)	(335)
Draws on short term debt and line of credit – bank	—	275
Draws on line of credit – related party	750	500
Principal payments on long-term debt – bank	(127)	(118)
Taxes paid related to net share settlement of restricted stock units	(4)	(12)
Net cash provided by financing activities	379	310
Net increase in cash	73	262
Cash at beginning of period	707	974
Cash at end of period	$780	$1,236

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$330	$273
Income taxes	$9	$6

See accompanying notes to condensed consolidated financial statements

CYANOTECH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

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

Liquidity and Going Concern

The accompanying condensed consolidated financial statements as of and for the three and six months ended September 30, 2024 and 2023, and as of March 31, 2024, have been prepared assuming the Company will continue as a going concern. The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company sustained operating losses and cumulative negative cash flows from operations for most of these same periods. Further, as discussed below, the Company was not in compliance with two debt covenant requirements at March 31, 2024 and one debt covenant requirement at March 31, 2023. In June 2023, First Foundation Bank (the “Bank”) instituted a freeze on additional advances from the Revolving Credit Agreement (the “Line of Credit”). These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expense that may be necessary if the Company was unable to continue as a going concern.

As of September 30, 2024, the Company had cash of $780,000 and working capital of $550,000 compared to $707,000 and $2,037,000, respectively, as of March 31, 2024. The Company had a Line of Credit with the Bank that provided for borrowings up to $2,000,000 on a revolving basis, however, as part of the covenant waiver at March 31, 2023, the borrowings under this Line of Credit were frozen. On October 13, 2023, the Bank converted this Line of Credit to a term loan in the amount of $1,480,000 with an original maturity date of August 30, 2024 (the “2023 Loan”). As of September 30, 2024 and March 31, 2024, the Company had $1,000,000 and $1,240,000, respectively, outstanding on the 2023 Loan, with a maturity date, which was extended to March 31, 2025.  (See Note 5).

The Company also has a loan facility with a related party that allows the Company to borrow up to $4,000,000 on a revolving basis (the “Revolver”). At September 30, 2024 and March 31, 2024, the Company had $2,000,000 and $1,250,000, respectively, outstanding borrowings on the Revolver, which was included in line of credit – related party on the Condensed Consolidated Balance Sheets. The Revolver expires on April 12, 2026 (see Notes 5 and 12).

As of September 30, 2024, the Company had $3,093,000 of debt pursuant to the 2012 Loan (as defined below) payable to the Bank that require the payment of principal and interest monthly through August 2032. Pursuant to the 2012 Loan and the 2023 Loan, the Company is subject to annual financial covenants, customary affirmative and negative covenants and certain subjective acceleration clauses. As of March 31, 2024, the Company’s debt service coverage ratio and current ratio fell short of the Bank’s annual requirement. On September 12, 2024, the Bank provided the Company with a letter waiving the covenant violations as of March 31, 2024, but noting that the Bank reserves its right to declare a default in the future if any covenants remain out of compliance at applicable measurement dates.

In April 2019, the Company obtained a loan in the amount of $1,500,000 from a related party. The proceeds were used to pay down accounts payable and for general operating capital purposes. On April 12, 2021, December 14, 2022, August 14, 2023, and August 9, 2024, the Company amended this loan (see Notes 5 and 12). As of both September 30, 2024 and March 31, 2024, the Company had $1,000,000 outstanding on the related party note. The loan matures on April 12, 2027.

The Company continues to experience a loss from operations as the impacts from the macroeconomic environment led to lower sales across the Company's portfolio, therefore, the Company continues to rely on its funding source to provide liquidity. To address the resulting cash flow challenges, the Company continues to monitor cost savings initiatives implemented in fiscal year 2023, including stopping or slowing production of inventory in alignment with current customer demand, maintaining a reduced headcount and compensation, primarily through attrition and furloughs, respectively, and eliminating certain discretionary selling, general and administrative expenses. The Company has also made changes in the sales and marketing team starting with the Chief Commercial Officer and strengthening the sales team, re-positioning the brand(s) and optimizing the Company’s marketing efforts to emphasize its competitive strengths. In addition, the Company raised capital by completing a private placement in the third fiscal quarter of 2024.

Funds generated by operating activities and available cash are the Company’s most significant sources of liquidity for working capital requirements, debt service and funding of maintenance levels of capital expenditures.  The Company has developed its operating plan to produce a significant portion of its cash flows necessary to meet all financing requirements, with the remaining need for capital raising.  Although the Company has a history of either being in compliance with debt covenants, or obtaining the necessary waivers, execution of its operating plan is dependent on many factors, some of which are not within the control of the Company. However, no assurances can be provided that the Company will achieve its operating plan and cash flow projections for the next fiscal years or its projected consolidated financial position as of September 30, 2025. Such estimates are subject to change based on future results and such change could cause future results to vary significantly from expected results.

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

Concentration Risk

A significant portion of revenues and accounts receivables are derived from a few major customers. For the three months ended September 30, 2024, two customers individually accounted for 33% and 9% of the Company’s total net sales, and for the three months ended September 30, 2023, two customers individually accounted for 42% and 16% of the Company’s total net sales. For the six months ended September 30, 2024, two customers individually accounted for 32% and 11% of the Company’s total net sales, and for the six months ended September 30, 2023, two customers individually accounted for 38% and 17% of the Company’s total net sales. Two customers accounted for 70% and 72% of the Company’s accounts receivable balance as of September 30, 2024 and March 31, 2024, respectively.

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

Customer contract liabilities consist of customer deposits received in advance of fulfilling an order and are shown separately on the Condensed Consolidated Balance Sheets. During the three months ended September 30, 2024 and 2023, the Company recognized $33 and $3,000, respectively, of revenue from deposits that were included in contract liabilities as of March 31, 2024 and 2023, respectively. During the six months ended September 30, 2024 and 2023, the Company recognized $45,000 and $18,000, respectively, of revenue from deposits that were included in contract liabilities as of March 31, 2024 and 2023, respectively. The Company’s contracts have a duration of one year or less and therefore, the Company has elected the practical expedient of not disclosing revenues allocated to partially unsatisfied performance obligations.

Disaggregation of Revenue

The following table represents revenue disaggregated by major product line and extraction services for the:

($ in thousands)	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023
Packaged sales
Astaxanthin packaged	$3,119	$3,697
Spirulina packaged	1,087	1,594
Total packaged sales	4,206	5,291

Bulk sales
Astaxanthin bulk	632	607
Spirulina bulk	710	359
Total bulk sales	1,342	966

Contract extraction and R&D services revenue	297	116
Total net sales	$5,845	$6,373

($ in thousands)	Six Months Ended September 30, 2024	Six Months Ended September 30, 2023
Packaged sales
Astaxanthin packaged	$6,378	$6,504
Spirulina packaged	2,517	3,169
Total packaged sales	8,895	9,673

Bulk sales
Astaxanthin bulk	1,407	907
Spirulina bulk	1,052	722
Total bulk sales	2,459	1,629

Contract extraction and R&D services revenue	389	217
Total net sales	$11,743	$11,519

Reclassifications

Certain reclassifications have been made to prior period amounts to conform to the current period financial statement presentation. There was no impact on previously reported financial statements for the periods presented.

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 28): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which requires disclosure of incremental segment information on an annual and interim basis.  ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and it requires retrospective application to all prior periods presented in the financial statements.  The Company is currently evaluating the impact that ASU 2023-07 will have on the presentation of its consolidated financial statements.

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

Inventories are stated at the lower of cost or net realizable value. Cost is determined by the first-in, first-out method. Inventories consist of the following as of:

	September 30, 2024	March 31, 2024
	(in thousands)
Raw materials	$835	$1,149
Work in process	3,942	2,195
Finished goods	2,058	3,658
Supplies	350	311
Inventories	$7,185	$7,313

The Company recognizes abnormal production costs, including fixed cost variances from normal production capacity, fixed production overhead costs, idle facilities, freight handling costs and spoilage, as an expense in the period incurred, without adjusting overhead absorption rates. Normal production capacity is defined as the production expected to be achieved over a number of periods or seasons under normal circumstances, taking into account the loss of capacity resulting from planned maintenance. The Company had abnormal production capitalization of $31,000 and no abnormal production costs to cost of sales for the three months ended September 30, 2024 and 2023, respectively. The Company had abnormal production capitalization of $53,000 and abnormal production expense of $133,000 to cost of sales for the six months ended September 30, 2024 and 2023, respectively.

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

Other non-inventoriable fixed costs of $15,000 and $136,000 were expensed to cost of sales for the three months ended September 30, 2024 and 2023, respectively. Other non-inventoriable fixed costs of $83,000 and $325,000 were expensed to cost of sales for the six months ended September 30, 2024 and 2023, respectively.

4.	EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements consist of the following as of:

	September 30, 2024	March 31, 2024
	(in thousands)
Equipment	$21,964	$21,904
Leasehold improvements	15,075	15,075
Furniture and fixtures	419	419
	37,458	37,398
Less accumulated depreciation and amortization	(28,250)	(27,500)
Construction-in-progress	297	211
Equipment and leasehold improvements, net	$9,505	$10,109

Management has determined that no asset impairment existed as of September 30, 2024. Depreciation and amortization expense were approximately $373,000 and $404,000 for the three months ended September 30, 2024 and 2023, respectively. Depreciation and amortization expense were approximately $751,000 and $811,000 for the six months ended September 30, 2024 and 2023, respectively.

5.	LINE OF CREDIT AND LONG-TERM DEBT

Total debt consists of the following as of:

	September 30, 2024	March 31, 2024
	(in thousands)
Short-term debt - bank	$1,000	$1,240
Line of credit – related party	2,000	1,250
Long-term debt	3,093	3,220
Long-term debt - related party	1,000	1,000
Unamortized debt issuance costs	(74)	(80)
Less current maturities	(6,019)	(5,630)
Total long-term debt – related party	$1,000	$1,000

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

On October 13, 2023, the Bank converted the Line of Credit to the 2023 Loan in the amount of $1,480,000, with no further advances or disbursements under this line, with an original maturity of August 30, 2024. The 2023 Loan requires at least monthly payments of $40,000 plus interest accrued on the unpaid balance of the loan at the Wall Street Journal prime rate plus 2%, floating, provided that at no time shall the annual interest rate be less than 7.0%. On August 28, 2024, the Bank extended the maturity date of the 2023 Loan from August 30, 2024 to March 31, 2025, at which time the full unpaid principal balance owed under the Credit Agreement, together with all interest, shall be due and payable in full. As of September 30, 2024 and March 31, 2024, the Company had $1,000,000 and $1,240,000, respectively, outstanding on the 2023 Loan, bearing interest for both periods at 8.5%, plus 2%. The 2023 Loan was included in current liabilities on the Condensed Consolidated Balance Sheets.

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

The provisions of the 2012 Loan required the payment of interest only for the first 12 months of the term; thereafter, and until its maturity on August 14, 2032, the obligation fully amortizes over nineteen (19) years. Interest on the 2012 Loan accrues on the outstanding principal balance at an annual variable rate equal to the published Wall Street Journal prime rate (8.5% at both September 30, 2024 and March 31, 2024) plus 1.0% and is adjustable on the first day of each calendar quarter and fixed for that quarter, provided that at no time shall the annual interest rate be less than 5.5%. The balance under the 2012 Loan was $3,093,000 and $3,220,000 at September 30, 2024 and March 31, 2024, respectively, and was included in current maturities of long-term debt in the debt table above. See Loan Covenants, Violations and Waiver below.

The 2012 Loan included a one-time origination and guaranty fees totaling $214,500 and an annual renewal fee payable in the amount of 0.25% of the USDA guaranteed portion of the outstanding principal balance as of December 31 of each year, beginning December 31, 2012. The USDA has guaranteed 80% of all amounts owing under the 2012 Loan. The balance in unamortized debt issuance costs was $74,000 and $80,000 at September 30, 2024 and March 31, 2024, respectively, and was included in current maturities of long-term debt in the debt table above. See Loan Covenants, Violations and Waiver below.

Loan Covenants, Violation and Waiver

The Company’s 2023 Loan and the 2012 Loan are subject to annual debt service and other financial covenants, including covenants which require the Company to meet key financial ratios and customary affirmative and negative covenants.  As of March 31, 2023, the Company was not in compliance with the required debt service coverage ratio, however, was in compliance with the two other covenants. Due to this violation, the Bank would be contractually entitled to require immediate repayment of the outstanding term loans and the outstanding line of credit balance. On June 22, 2023, the Bank issued the Company a letter waiving the covenant violation as of March 31, 2023, and implemented an immediate freeze on any and all further advances of the Credit Agreement through the maturity date. As of March 31, 2024, the Company was not in compliance with the debt service coverage and current ratio, however, was in compliance with the third covenant. On September 12, 2024, the Bank issued a letter waiving the covenant violations as of March 31, 2024, but noting that the Bank reserves its right to declare a default in the future, if any covenants remain out of compliance at applicable measurement dates.

Although the 2012 Loan matures in August 2032, it is probable that a debt covenant violation occurs within the next twelve months. Therefore, the 2012 Loan and related unamortized debt issuance costs are classified as current on the Condensed Consolidated Balance Sheets.

Line of Credit and Debt – Related Party

In April 2019, the Company obtained a loan pursuant to the Skywords Note (as defined below in Note 12 Related Party Transactions) in the amount of $1,500,000 with a related party and the interest was payable quarterly. The Skywords Note was originally due in April 2021. In April 2021, the Company amended the Skywords Note, which extended the expiration to April 2024, converted $500,000 into the Revolver, adjusted the interest rate to reflect a floor of 5%, and granted a security interest in substantially all of the Company’s personal property assets, subject to limited exceptions. Concurrently, with the amendment and conversion of the original Skywords Note, the Company repaid in cash the principal amount of $500,000 plus accrued interest to date of $1,900 (see Note 12).  In December 2022, the Company further amended the Skywords Note to extend the expiration to April 2025 and increase the Revolver to $1,000,000. On August 14, 2023, the Company further amended the Skywords Note to increase the Revolver to $2,000,000. On August 9, 2024, the Company further amended the Skywords Note to increase the Revolver from $2,000,000 to $4,000,000 and extend its maturity to April 2026, as well as to extend the maturity of the Skywords Note to April 12, 2027.

The balance under the Skywords Note was $1,000,000 at both September 30, 2024 and March 31, 2024. The balance was included in long-term debt at both September 30, 2024 and March 31, 2024, in the debt table above. At September 30, 2024 and March 31, 2024, the balance under the Revolver was $2,000,000 and $1,250,000, respectively, which was included in line of credit – related party in the debt table above. Interest accrues on the outstanding principal balance and the Revolver at an annual variable rate equal to the published Wall Street Journal prime rate (8.5% at both September 30, 2024 and March 31, 2024) plus 1.0% and is adjustable on the first day of each calendar quarter and fixed for that quarter, provided that at no time shall the annual interest rate be less than 5.0%.

Future principal payments under the loans at September 30, 2024 are as follows:

Fiscal year payments due	(in thousands)
Remainder of 2025	$4,093
2028	1,000
Total principal payments	$5,093

6.	OPERATING LEASES

The Company leases facilities, equipment and land under non-cancelable operating leases expiring through 2037. One of its facility leases contains price escalations and a renewal option for five years. Right-of-use assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Right-of-use assets and liabilities are based on the present value of lease payments over the lease term, using the Bank’s incremental borrowing rate based on the information available at recognition, and the Company has elected to exclude non-lease components. The Company also leases two 84-month solar leases for two of its buildings, and a 48-month lease for equipment, which are included in the right-of-use assets and liabilities. At September 30, 2024, the weighted average remaining lease terms of all operating leases was 8.9 years, the weighted average discount rate was 7.4%, and for the six months ended September 30, 2024 and 2023, the operating lease costs was $434,000 and $409,000, respectively.

Supplemental balance sheet information related to leases consist of the following as of:

Operating leases	Balance Sheet Classification	September 30, 2024	March 31, 2024
		(in thousands)
Right-of-use assets	Operating lease right-of-use assets	$6,166	$6,149
Accumulated lease amortization	Operating lease right-of-use assets	(2,005)	(1,865)
Total right-of-use assets		$4,161	$4,284

Current lease liabilities	Operating lease obligations	$533	$530
Non-current lease liabilities	Long-term operating lease obligations	3,646	3,744
Total lease liabilities		$4,179	$4,274

Maturities of lease liabilities at September 30, 2024 are as follows:

Payments	(in thousands)
Remainder of 2025	$409
2026	822
2027	831
2028	524
2029	395
Thereafter	2,716
Total undiscounted lease payments	5,697
Less: present value discount	(1,518)
Total lease liability balance	$4,179

7.	ACCRUED EXPENSES

Accrued expenses consist of the following as of:

	September 30, 2024	March 31, 2024
	(in thousands)
Wages	$187	$234
Vacation	328	327
Interest and legal	28	32
Other accrued expenses	76	164
Total accrued expenses	$619	$757

8.	COMMITMENTS AND CONTINGENCIES

From time to time, the Company may be involved in litigation and investigations relating to claims and matters arising out of its operations in the normal course of business. There were no significant legal matters outstanding at September 30, 2024.

9.	SHARE-BASED COMPENSATION

The Company has share-based compensation plans, which are more fully described in Note 9, Share-Based Compensation, to the Consolidated Financial Statements included in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2024 as filed with the SEC on June 26, 2024.

As of September 30, 2024, the Company had two equity-based compensation plans: the 2016 Equity Incentive Plan (the “2016 Plan”) and the 2024 Independent Director Stock Option and Restricted Stock Grant Plan (the “2024 Directors Plan”). These plans allow the Company to award stock options and shares of restricted common stock to eligible employees, certain outside consultants and independent directors. The Company has also issued stock options, which remain outstanding as of September 30, 2024, under the 2014 Independent Director Stock Option and Restricted Stock Grant Plan and Amendment (the “2014 Directors Plan”), an equity-based compensation plan which expired in accordance with its terms on August 22, 2024. This plan allowed the Company to award stock options and shares of restricted common stock to independent directors.

The following table presents shares authorized, available for future grant and outstanding under each of the Company’s plans:

	As of September 30, 2024
	Authorized	Available	Outstanding

2016 Plan	1,300,000	600,446	430,597
2024 Directors Plan	800,000	617,284	182,716
2014 Directors Plan	—	—	12,000
Total	2,100,000	1,217,730	625,313

Stock Options

All stock option grants made under the equity-based compensation plans were issued at exercise prices no less than the Company’s closing stock price on the date of grant. Options under the 2016 Plan, 2024 Directors Plan and 2014 Directors Plan were determined by the Board of Directors or the Compensation Committee of the Board of Directors in accordance with the provisions of the respective plans.  The terms of each option grant include vesting, exercise, and other conditions set forth in a Stock Option Agreement evidencing each grant. No option can have a life in excess of ten (10) years. The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model. The model requires various assumptions, including a risk-free interest rate, the expected term of the options, the expected stock price volatility over the expected term of the options, and the expected dividend yield. Compensation expense for employee stock options is recognized ratably over the vesting term. Compensation expense recognized for options issued under all Plans was $10,000 and $24,000 for the three months ended September 30, 2024 and 2023, respectively. Compensation expense recognized for options issued under all Plans was $39,000 and $50,000 for the six months ended September 30, 2024 and 2023, respectively.

A summary of option activity under the Company’s stock plans for the six months ended September 30, 2024 is presented below:

Option Activity	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at March 31, 2024	297,000	$2.47	7.1	$—
Granted	50,000	0.78
Outstanding at September 30, 2024	347,000	$2.23	6.7	$—
Exercisable at September 30, 2024	247,000	$2.64	5.6	$—

The aggregate intrinsic value in the table above is before applicable income taxes and represents the excess amount over the exercise price optionees would have received if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price of $0.76 and $0.29 at September 30, 2024 and March 31, 2024, respectively.

A summary of the Company’s non-vested options for the six months ended September 30, 2024 is presented below:

Nonvested Options	Shares	Weighted Average Grant-Date Fair Value
Nonvested at March 31, 2024	125,000	$1.16
Granted	50,000	0.15
Vested	(75,000)	1.28
Nonvested at September 30, 2024	100,000	$0.56

The weighted average grant-date fair value of stock options granted during the six months ended September 30, 2024 was $8,000. As of September 30, 2024, total unrecognized stock-based compensation expense related to all unvested stock options was $49,000, which is expected to be expensed over a weighted average period of 2.2 years.

Restricted Stock

Grants of fully vested restricted stock issued to Non-Employee Directors during the three and six months ended September 30, 2024 and 2023 were 116,049 and 159,493, respectively. Compensation expense recognized for these fully vested restricted stock grants under the 2024 Directors Plan was $94,000 for both three and six months ended September 30, 2024. Compensation expense recognized for these fully vested restricted stock grants under the 2014 Directors Plan was $126,000 for both three and six months ended September 30, 2023.

To reduce the Company’s ongoing cash expenses, the Nominating and Corporate Governance Committee of the Board of Directors adopted a resolution allowing each director to elect to receive his quarterly director fees in the form of restricted stock in lieu of cash. One Board member elected to receive shares of restricted stock in lieu of cash for prior and current year’s quarterly board fees and on September 10, 2024, a total of 66,667 shares of fully vested restricted stock were issued. For the three and six months ended September 30, 2024, for this stock issuance, $10,000 of compensation expense was recognized for the current year quarterly board fees and no compensation expense related to the prior year’s quarterly board fees were recognized, as these were earned and recognized in the prior fiscal years in the amount of $40,000.

Two Board members elected to receive shares of restricted stock in lieu of cash for the third fiscal quarter of 2023 and on April 3, 2023, 17,672 shares of fully vested restricted stock were issued. For the three and six months ended September 30, 2023, there was no compensation expense related to the issuance of this stock, as it was earned and recognized in the fiscal year 2023 in the amount of $15,500.

For the second quarter of fiscal 2025, one Board member elected to receive shares of restricted stock in lieu of cash and on October 1, 2024, 13,158 shares of fully vested restricted stock were issued. As of September 30, 2024, $10,000 related to this stock issuance was included in accrued expenses in the Condensed Consolidated Balance Sheets.

Restricted Stock Units (“RSUs”)

RSUs are service-based awards granted to eligible employees under the 2016 Plan. Compensation expense recognized for RSUs issued under the 2016 Plan was $32,000 and $25,000 for the three months ended September 30, 2024 and 2023, respectively. Compensation expense recognized for RSUs issued under the 2016 Plan was $51,000 and $46,000 for the six months ended September 30, 2024 and 2023, respectively.

The following table summarizes information related to awarded RSUs:

Nonvested Restricted Stock Units	Shares	Weighted Average Grant Price
Nonvested restricted stock units at March 31, 2024	130,820	$1.23
Vested	(20,456)	2.93
Forfeited	(14,767)	1.08
Nonvested restricted stock units at September 30, 2024	95,597	$0.89

As of September 30, 2024, total unrecognized stock-based compensation expense related to unvested restricted stock units was $58,000, which is expected to be expensed over a weighted average period of 0.5 years.

10.	INCOME TAXES

The Company utilizes its estimated annual effective tax rate to determine its provision or benefit for income taxes for interim periods. The income tax provision or benefit is computed by multiplying the estimated annual effective tax rate by the year-to-date pre-tax book income (loss). The Company recorded no income tax expense and $2,000 of income tax expense for the three months ended September 30, 2024 or 2023, with the effective tax rate of 0% and (0.3%), respectively. The Company recorded no income tax expense and $2,000 of income tax expense for the six months ended September 30, 2024 or 2023, with the effective tax rate of 0% and (0.1%), respectively. The effective tax rate differs from the statutory rate of 21% as a result of state taxes (net of federal benefit) and the net change in valuation allowance against the net deferred tax asset the Company believes is not more likely than not to be realized.  The Company continues to carry a full valuation allowance on its net deferred tax assets.

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

As of September 30, 2024 and 2023, there was no liability for income tax associated with unrecognized tax benefits. The Company recognizes accrued interest related to unrecognized tax benefits as well as any related penalties in interest income or expense in its Condensed Consolidated Statements of Operations, which is consistent with the recognition of these items in prior reporting periods.

In general, the Company’s open tax years range from fiscal years ended 2020 to 2024. The Company has net operating loss carry forwards, which cause the federal and state statutes to remain open for earlier fiscal years.

11.	EARNINGS PER SHARE

Basic earnings (loss) per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed on the basis of the weighted average number of common shares outstanding plus the potentially dilutive effect of outstanding stock options using the treasury stock method.

Reconciliations between the numerator and the denominator of the basic and diluted (loss) income per share computations for the three and six months ended September 30, 2024 and 2023 are as follows:

	Three Months Ended September 30, 2024
	Net Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands)
Basic and diluted loss per share	$(1,150)	7,004	$(0.16)

	Three Months Ended September 30, 2023
	Net Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands)
Basic and diluted loss per share	$(797)	6,366	$(0.13)

	Six Months Ended September 30, 2024
	Net Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands)
Basic and diluted loss per share	$(2,352)	6,976	$(0.34)

	Six Months Ended September 30, 2023
	Net Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands)
Basic and diluted loss per share	$(2,166)	6,328	$(0.34)

Basic and diluted per share amounts are the same in periods of a net loss because common share equivalents are anti-dilutive when a net loss is recorded. Diluted earnings per share does not include the impact of common stock options and restricted stock units totaling 51,000 and 1,000 for the three months ended September 30, 2024 and 2023, respectively, as the effect of their inclusion would be anti-dilutive. Diluted earnings per share does not include the impact of common stock options and restricted stock units totaling 34,000 and 2,000 for the six months ended September 30, 2024 and 2023, respectively, as the effect of their inclusion would be anti-dilutive. Restricted stock units become dilutive within the period granted and remain dilutive until the units vest and are then included in the calculation of basic earnings per share.

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

On August 9, 2024, the Company entered into the Third Amendment (the “Third Amendment”) to the Skywords Amended Note. The Third Amendment extends the maturity date to April 12, 2026 and increases the revolving amount that the Company may borrow from time to time under the Skywords Note from $2,000,000 to $4,000,000. The Third Amendment also extends the maturity date of the Skywords Note to April 12, 2027. All other terms of the Skywords Amended Note remain the same.

At both September 30, 2024 and March 31, 2024, the Skywords Note principal balance was $1,000,000, and was included in long-term debt on the Condensed Consolidated Balance Sheets. At September 30, 2024 and March 31, 2024, the balance on the Revolver was $2,000,000 and $1,250,000, respectively, and was included in line of credit – related party on the Condensed Consolidated Balance Sheets. At both September 30, 2024 and March 31, 2024, the interest rates was 8.5%.

13.	SUBSEQUENT EVENTS

The Company had no subsequent events, other than those mentioned in Note 9 for Restricted Stock issued in October 2024.

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

Results of Operations

The following tables present selected consolidated financial data for each of the periods indicated ($ in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net sales	$5,845	$6,373	$11,743	$11,519
Net sales increase (decrease)	(8.3)%	23.1%	1.9%	(3.2)%
Gross profit	$1,479	$2,088	$2,956	$3,620
Gross profit as % of net sales	25.3%	32.8%	25.2%	31.4%
Operating expenses	$2,454	$2,720	$4,972	$5,461
Operating expenses as % of net sales	42.0%	42.7%	42.3%	47.4%
Operating loss	$(975)	$(632)	$(2,016)	$(1,841)
Operating loss as % of net sales	(16.7)%	(9.9)%	(17.2)%	(16.0)%
Income tax expense	$—	$2	$—	$2
Net loss	$(1,150)	$(797)	$(2,352)	$(2,166)

Comparison of the Three Months Ended September 30, 2024 and 2023

Net Sales (in thousands)
	Three Months Ended
	September 30,		$	%
	2024	2023	Change	Change
Packaged sales
Astaxanthin	$3,119	$3,697	$(578)	(15.6)%
Spirulina	1,087	1,594	(507)	(31.8)%
Total Packaged sales	$4,206	$5,291	$(1,085)	(20.5)%

Bulk sales
Astaxanthin	$632	$607	$25	4.1%
Spirulina	710	359	351	97.8%
Total Bulk sales	$1,342	$966	$376	38.9%

Contract extraction and R&D services revenue	$297	$116	$181	156.0%

Total sales
Astaxanthin	$3,751	$4,304	$(553)	(12.8)%
Spirulina	1,797	1,953	(156)	(8.0)%
Contract extraction and R&D services revenue	297	116	181	156.0%
Total sales	$5,845	$6,373	$(528)	(8.3)%

Net Sales The net sales decrease of 8.3% for the current quarter compared to the same period last year was driven by a decrease in both astaxanthin and spirulina packaged sales, offset by an increase in spirulina bulk sales and contract extraction revenue. During the current year quarter, we saw lower demand in packaged sales due to timing of shipments, offset by higher demand in spirulina bulk related to both timing of customer orders and increased demand.

Gross Profit Gross profit as a percent of net sales for the second quarter of fiscal 2025 decreased by 7.5 percentage points compared to the same period last year, which was the result of higher bulk sales with lower gross margins, and higher inventory costs due to lower production volumes.

Operating Expenses Operating expenses of $2.5 million for the second quarter of fiscal 2025 compared to the prior year same quarter, decreased $0.2 million. Sales and marketing expenses decreased primarily due to lower online selling fees and advertising costs.

Income Taxes We did not record income tax expense for the second quarter of fiscal 2025 and recorded an income tax expense of $2,000 for the second quarter of fiscal 2024. We continue to carry a full valuation allowance on our net deferred tax assets.

Comparison of the Six Months Ended September 30, 2024 and 2023

Net Sales (in thousands)
	Six Months Ended
	September 30,		$	%
	2024	2023	Change	Change
Packaged sales
Astaxanthin	$6,378	$6,504	$(126)	(1.9)%
Spirulina	2,517	3,169	(652)	(20.6)%
Total Packaged sales	$8,895	$9,673	$(778)	(8.0)%

Bulk sales
Astaxanthin	$1,407	$907	$500	55.1%
Spirulina	1,052	722	330	45.7%
Total Bulk sales	$2,459	$1,629	$830	51.0%

Contract extraction and R&D services revenue	$389	$217	$172	79.3%

Total sales
Astaxanthin	$7,785	$7,411	$374	5.0%
Spirulina	3,569	3,891	(322)	(8.3)%
Contract extraction and R&D services revenue	389	217	172	79.3%
Total sales	$11,743	$11,519	$224	1.9%

Net Sales The net sales increase of 1.9% for the first six months of fiscal year 2025 compared to the same period last year was driven by an increase in astaxanthin and spirulina bulk and contract extraction sales, offset by a decrease in both astaxanthin and spirulina packaged sales. We saw higher demand in bulk sales related to both timing of customer orders and increased demand over prior year, offset by decreased packaged sales due to the timing of shipments.

Gross Profit Gross profit as a percent of net sales for the first six months of fiscal 2025 decreased by 6.2 percentage points compared to the same period last year, which was the result of higher bulk sales with lower gross margins, and higher inventory costs due to lower production volumes.

Operating Expenses Operating expenses of $5.0 million for the first six months of fiscal 2025 compared to the prior year same period, decreased $0.5 million. Sales and marketing expenses decreased primarily due to lower online selling fees, advertising and commissions, as well as lower research and development costs related to lower headcount.

Income Taxes We did not record income tax expense for the first six months of fiscal 2025 and recorded an income tax expense of $2,000 in the first six months of fiscal 2024. We continue to carry a full valuation allowance on our net deferred tax assets.

Liquidity and Going Concern

The accompanying condensed consolidated financial statements, as of and for the three and six months ended September 30, 2024 and 2023, and as of March 31, 2024, have been prepared assuming we will continue as a going concern. The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We sustained operating losses and cumulative negative cash flows from operations for most of these same periods. Further, as discussed below, we were not in compliance with two debt covenant requirements at March 31, 2024 and one debt covenant requirement at March 31, 2023. In June 2023, the Bank instituted a freeze on additional advances from the Line of Credit. These conditions raise substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expense that may be necessary if we were unable to continue as a going concern.

As of September 30, 2024, we had cash of $0.8 million and working capital of $0.6 million compared to $0.7 million and $2.0 million, respectively, at March 31, 2024. We had a Line of Credit with the Bank that provided for borrowings up to $2.0 million on a revolving basis, however, as part of the covenant waiver at March 31, 2023, the borrowings under this Line of Credit were frozen. On October 13, 2023, the Bank converted this Line of Credit to the 2023 Loan in the amount of $1.48 million with an original maturity date of August 30, 2024. As of September 30, 2024 and March 31, 2024, we had $1.0 million and $1.24 million, respectively, outstanding on the 2023 Loan, with a maturity date, which was extended to March 31, 2025. (See Note 5 in the notes to our condensed consolidated financial statements).

We also have a loan facility with a related party that allows us to borrow up to $4.0 million on the Revolver. At September 30, 2024 and March 31, 2024, we had $2.0 million and $1.25 million, respectively, outstanding borrowings on the Revolver, which was included in line of credit – related party on the Condensed Consolidated Balance Sheets. The Revolver expires on April 12, 2026 (see Notes 5 and 12 in the notes to our condensed consolidated financial statements).

As of September 30, 2024, we had $3.1 million in the 2012 Loan payable to the Bank that require the payment of principal and interest monthly through August 2032. Pursuant to the 2012 Loan and the 2023 Loan, we are subject to annual financial covenants, customary affirmative and negative covenants and certain subjective acceleration clauses. As of March 31, 2024, our debt service coverage ratio and current ratio fell short of the Bank’s annual requirement. On September 12, 2024, the Bank provided us with a letter waiving the covenant violations as of March 31, 2024, but noting that the Bank reserves its right to declare a default in the future if any covenants remain out of compliance at applicable measurement dates.

In April 2019, we obtained a loan in the amount of $1.5 million from a related party. The proceeds were used to pay down accounts payable and for general operating capital purposes. On April 12, 2021, December 14, 2022, August 14, 2023, and August 9, 2024, we amended this loan (see Notes 5 and 12 in the notes to condensed consolidated financial statements). As of both September 30, 2024 and March 31, 2024, we had $1.0 million outstanding on the related party note. The loan matures on April 12, 2027.

We continue to experience a loss from operations as the impacts from the macroeconomic environment led to lower sales across our portfolio, therefore, we continue to rely on our funding source to provide liquidity. To address the resulting cash flow challenges, we continue to monitor cost savings initiatives implemented in fiscal year 2023, including stopping or slowing production of inventory in alignment with current customer demand, maintaining a reduced headcount and compensation, primarily through attrition and furloughs, respectively, and eliminating certain discretionary selling, general and administrative expenses. We have also made changes in the sales and marketing team starting with the Chief Commercial Officer and strengthening the sales team, re-positioning the brand(s) and optimizing our marketing efforts to emphasize our competitive strengths. In addition, we raised capital by completing a private placement in the third fiscal quarter of 2024.

Funds generated by operating activities and available cash are our most significant sources of liquidity for working capital requirements, debt service and funding of maintenance levels of capital expenditures. We have developed our operating plan to produce a significant portion of our cash flows necessary to meet all financing requirements, with the remaining need for capital raising. Although we have a history of either being in compliance with debt covenants or obtaining the necessary waivers, execution of our operating plan is dependent on many factors, some of which are not within the control of the Company.  However, no assurances can be provided that we will achieve our operating plan and cash flow projections for this fiscal year or our projected consolidated financial position as of September 30, 2025. Such estimates are subject to change based on future results and such change could cause future results to vary significantly from expected results.

Cash Flows The following table summarizes our cash flows for the periods indicated ($ in thousands):

	Six Months Ended September 30,
	2024	2023
Total cash (used in) provided by:
Operating activities	$(201)	$238
Investing activities	(105)	(286)
Financing activities	379	310
Increase in cash	$73	$262

Cash used in operating activities for the six months ended September 30, 2024 was the result of a net loss of $2.4 million less non-cash items of $1.1 million, offset by lower inventories and higher accounts payable as we continue to closely manage inventory and have increased the purchase of materials to support an increase in production to meet customer needs.

Cash used in investing activities for the six months ended September 30, 2024 primarily includes costs for capital improvements at our Kona facility.

Cash provided by financing activities for the six months ended September 30, 2024 consists of additional draws on the related party line of credit of $750,000, offset by the paydown of $240,000 on the 2023 Loan and $127,000 of debt service payments.

Sources and Uses of Capital

As of September 30, 2024, our working capital was $550 thousand, a decrease of $1.5 million compared to March 31, 2024. The decrease was primarily due to a decrease in accounts receivable due to sales demand, timing and receipt of cash payments and inventories in the first half of fiscal year 2025, as we continue to manage our production in line with sales demand and material supplies are being managed on a just-in-time basis. We also had additional draw on the related party line of credit.

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

Off-Balance Sheet Arrangements

As of September 30, 2024, we had no off-balance sheet arrangements or obligations.

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

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the fiscal year ended March 31, 2024, filed with the SEC on June 26, 2024. In the six months ended September 30, 2024, there were no changes to the application of critical accounting policies previously disclosed in our most recent Annual Report on Form 10-K.

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

Changes to Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2024, that has materially affected, or was reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, the Company may be involved in litigation and investigations relating to claims and matters arising out of its operations in the normal course of business. There were no significant legal matters outstanding at September 30, 2024.

Item 1A.	Risk Factors

For a discussion of the risk factors relating to our business, please refer to Part I, Item 1A of our Form 10-K for the year ended March 31, 2024, which is incorporated by reference herein.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 5.	Other Information

On March 6, 2024, Michael Davis, the Chairman of the Company’s Board of Directors, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The plan provided for the purchase of 315,000 shares of Cyanotech common stock, which began on July 3, 2024. On October 1, 2024, the plan completed the aggregate purchase of 315,000 shares and was terminated in accordance with its terms.

Item 6.	Exhibits

10.1

Third Amendment to Amended and Restated Promissory Note, dated August 9, 2024, by and between Skywords Family Foundation, Inc. and Cyanotech Corporation (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 13, 2024)

31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of November 12, 2024

31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of November 12, 2024

32*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed as of November 12, 2024

99.1*	Press Release dated November 12, 2024

101

The following financial statements from Cyanotech Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)

*Included herewith. Other exhibits were filed as shown above.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYANOTECH CORPORATION
(Registrant)

November 12, 2024	By:	/s/ Matthew K. Custer
(Date)		Matthew K. Custer
President and Chief Executive Officer

November 12, 2024	By:	/s/ Jennifer C. Rogerson
(Date)		Jennifer C. Rogerson
Chief Financial Officer, Vice President — Finance & Administration, and Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1

Third Amendment to Amended and Restated Promissory Note, dated August 9, 2024, by and between Skywords Family Foundation, Inc. and Cyanotech Corporation (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 13, 2024)

31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of November 12, 2024

31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of November 12, 2024

32*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed as of November 12, 2024

99.1*	Press Release dated November 12, 2024

101

The following financial statements from Cyanotech Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements

104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)

*Included herewith. Other exhibits were filed as shown above.