Form 10-Q
period 2024-12-31
CYANOTECH CORP
filed 2025-02-11
CIK 768408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended December 31, 2024

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

As of January 31, 2025, the number of shares outstanding of the registrant’s common stock was 7,155,858.

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

CYANOTECH CORPORATION

FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

CYANOTECH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	December 31, 2024	March 31, 2024
ASSETS
Current assets:
Cash	$359	$707
Accounts receivable, net of allowance for credit losses of $29 and $11 as of December 31, 2024 and March 31, 2024, respectively	1,908	2,102
Inventories	7,751	7,313
Prepaid expenses and other current assets	533	469
Total current assets	10,551	10,591

Equipment and leasehold improvements, net	9,256	10,109
Operating lease right-of-use assets, net	4,032	4,284
Other assets	117	128
Total assets	$23,956	$25,112

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,151	$1,439
Accrued expenses	593	757
Customer deposits	65	198
Operating lease obligations, current portion	545	530
Short term debt - bank	890	1,240
Line of credit – related party	2,750	1,250
Current maturities of long-term debt	2,955	3,140
Total current liabilities	9,949	8,554

Long-term debt – related party	1,000	1,000
Long-term operating lease obligations	3,507	3,744
Total liabilities	14,456	13,298

Commitments and contingencies

Stockholders’ equity:
Preferred stock of $0.01 par value, authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock of $0.02 par value, authorized 50,000,000 shares; issued and outstanding 7,155,858 shares at December 31, 2024 and 6,947,246 shares at March 31, 2024	143	139
Additional paid-in capital	34,834	34,576
Accumulated deficit	(25,477)	(22,901)
Total stockholders’ equity	9,500	11,814
Total liabilities and stockholders’ equity	$23,956	$25,112

See accompanying notes to condensed consolidated financial statements

CYANOTECH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023

Net sales	$6,172	$5,582	$17,915	$17,101
Cost of sales	3,993	3,933	12,781	11,831
Gross profit	2,179	1,649	5,134	5,270

Operating expenses:
General and administrative	1,012	947	3,524	3,381
Sales and marketing	1,090	1,387	3,328	4,048
Research and development	127	163	348	530
Total operating expenses	2,229	2,497	7,200	7,959

Loss from operations	(50)	(848)	(2,066)	(2,689)

Interest expense, net	(174)	(172)	(510)	(495)

Loss before income taxes	(224)	(1,020)	(2,576)	(3,184)

Income tax expense	—	—	—	2

Net loss	$(224)	$(1,020)	$(2,576)	$(3,186)

Net loss per share:
Basic and diluted	$(0.03)	$(0.16)	$(0.37)	$(0.50)

Shares used in calculation of net loss per share:
Basic and diluted	7,156	6,554	7,036	6,404

See accompanying notes to condensed consolidated financial statements

CYANOTECH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

Three months ended December 31, 2024 and 2023

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	(in thousands, except share data)
Balances at September 30, 2024	7,142,700	$143	$34,802	$(25,253)	$9,692
Issuances of common stock to Directors in lieu of cash for current year board fees	13,158	—	10	—	10
Share-based compensation expense	—	—	22	—	22
Net loss	—	—	—	(224)	(224)
Balances at December 31, 2024	7,155,858	$143	$34,834	$(25,477)	$9,500

Balances at September 30, 2023	6,473,779	$129	$34,078	$(19,800)	$14,407
Proceeds from the sale of common stock, net of expenses	400,000	8	384	—	392
Issuances of common stock to Directors in lieu of cash for current year board fees	12,821	1	10	—	11
Share-based compensation expense	—	—	43	—	43
Net loss	—	—	—	(1,020)	(1,020)
Balances at December 31, 2023	6,886,600	$138	$34,515	$(20,820)	$13,833

Nine months ended December 31, 2024 and 2023

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	(in thousands, except share data)
Balances at March 31, 2024	6,947,246	$139	$34,576	$(22,901)	$11,814
Issuances of common stock for Directors Stock Grants	116,049	2	92	—	94
Issuances of common stock to Directors in lieu of cash for current year board fees	26,492	1	19	—	20
Issuances of common stock to Directors in lieu of cash for prior year board fees	53,333	1	39		40
Issuances of vested shares of restricted stock	20,456	—	(5)	—	(5)
Shares withheld for tax payments	(7,718)	—	—	—	—
Share-based compensation expense	—	—	113	—	113
Net loss	—	—	—	(2,576)	(2,576)
Balances at December 31, 2024	7,155,858	$143	$34,834	$(25,477)	$9,500

Balances at March 31, 2023	6,271,971	$125	$33,856	$(17,634)	$16,347
Proceeds from the sale of common stock, net of expenses	400,000	8	384	—	392
Issuances of common stock for Directors Stock Grants	159,493	3	123	—	126
Issuances of common stock to Directors in lieu of cash for current year board fees	12,821	1	10	—	11
Issuances of common stock to Directors in lieu of cash for prior year board fees	17,672	—	15	—	15
Issuances of vested shares of restricted stock	37,996	1	(12)	—	(11)
Shares withheld for tax payments	(13,353)	—	—	—	—
Share-based compensation expense	—	—	139	—	139
Net loss	—	—	—	(3,186)	(3,186)
Balances at December 31, 2023	6,886,600	$138	$34,515	$(20,820)	$13,833

See accompanying notes to condensed consolidated financial statements

CYANOTECH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,576)	$(3,186)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,121	1,206
Amortization of debt issue costs and other assets	19	(19)
Amortization of operating leases right-of-use assets	270	366
Share-based compensation expense	227	276
Provision for credit losses	18	11
Net (increase) decrease in assets:
Accounts receivable	176	(716)
Inventories	(436)	1,583
Prepaid expenses and other assets	(64)	12
Net increase (decrease) in liabilities:
Accounts payable	605	417
Accrued expenses	(124)	(333)
Customer deposits	(133)	(19)
Operating lease obligations	(239)	(357)
Other liabilities	—	(3)
Net cash used in operating activities	(1,136)	(762)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment and leasehold improvements	(163)	(323)
Net cash used in investing activities	(163)	(323)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on short term debt and line of credit – bank	(350)	(455)
Draws on short term debt and line of credit – bank	—	275
Draws on line of credit – related party	1,500	750
Principal payments on long-term debt – bank	(194)	(179)
Proceeds from the issuance of common stock, net of expenses	—	392
Taxes paid related to net share settlement of restricted stock units	(5)	(11)
Net cash provided by financing activities	951	772
Net decrease in cash	(348)	(313)
Cash at beginning of period	707	974
Cash at end of period	$359	$661

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$478	$420
Income taxes	$8	$6

See accompanying notes to condensed consolidated financial statements

CYANOTECH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information pursuant to the instructions to Form 10-Q and Regulation S-X of the Securities and Exchange Commission (the “SEC”). These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Stockholders’ Equity and Condensed Consolidated Statements of Cash Flows for the periods presented in accordance with GAAP.

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

Liquidity and Going Concern

The accompanying condensed consolidated financial statements as of December 31, 2024 and March 31, 2024 and for the three and nine months ended December 31, 2024 and 2023, have been prepared assuming the Company will continue as a going concern. The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company sustained operating losses and cumulative negative cash flows from operations for most of these same periods. Further, as discussed below, the Company was not in compliance with two debt covenant requirements at March 31, 2024 and one debt covenant requirement at March 31, 2023. In June 2023, First Foundation Bank (the “Bank”) instituted a freeze on additional advances from the Revolving Credit Agreement (the “Line of Credit”). These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expense that may be necessary if the Company was unable to continue as a going concern.

As of December 31, 2024, the Company had cash of $359,000 and working capital of $602,000 compared to $707,000 and $2,037,000, respectively, as of March 31, 2024. The Company had the Line of Credit with the Bank that provided for borrowings up to $2,000,000 on a revolving basis, however, as part of the covenant waiver at March 31, 2023, the borrowings under this Line of Credit were frozen. On October 13, 2023, the Bank converted the Line of Credit to a term loan in the amount of $1,480,000 with an original maturity date of August 30, 2024 (the “2023 Loan”). As of December 31, 2024 and March 31, 2024, the Company had $890,000 and $1,240,000, respectively, outstanding on the 2023 Loan, with a maturity date extended to March 31, 2025 (see Note 5).

The Company also has a loan facility with a related party that allows the Company to borrow up to $4,000,000 on a revolving basis (the “Revolver”). At December 31, 2024 and March 31, 2024, the Company had $2,750,000 and $1,250,000, respectively, of outstanding borrowings on the Revolver, which was included in line of credit – related party on the Condensed Consolidated Balance Sheets. The Revolver expires on April 12, 2026 (see Notes 5 and 13).

As of December 31, 2024, the Company had $3,025,000 of debt pursuant to the 2012 Loan (as defined below) payable to the Bank that require the payment of principal and interest monthly through August 2032. Pursuant to the 2012 Loan and the 2023 Loan, the Company is subject to annual financial covenants, customary affirmative and negative covenants and certain subjective acceleration clauses. As of March 31, 2024, the Company’s debt service coverage ratio and current ratio fell short of the Bank’s annual requirement. On September 12, 2024, the Bank provided the Company with a letter waiving the covenant violations as of March 31, 2024, but noting that the Bank reserves its right to declare a default in the future if any covenants remain out of compliance at applicable measurement dates.

In April 2019, the Company obtained a loan in the amount of $1,500,000 from a related party. The proceeds were used to pay down accounts payable and for general operating capital purposes. On April 12, 2021, December 14, 2022, August 14, 2023, and August 9, 2024, the Company amended this loan (see Notes 5 and 13). As of both December 31, 2024 and March 31, 2024, the Company had $1,000,000 outstanding on the related party note. The loan matures on April 12, 2027.

The Company continues to experience a loss from operations as the impact from the macroeconomic environment led to lower sales across the Company's portfolio, therefore, the Company continues to rely on its funding source to provide liquidity. To address the resulting cash flow challenges, the Company continues to monitor cost savings initiatives implemented in fiscal year 2023, including stopping or slowing production of inventory in alignment with current customer demand, maintaining a reduced headcount and compensation, primarily through attrition and furloughs, respectively, and eliminating certain discretionary selling, general and administrative expenses. The Company has also made changes in the sales and marketing team starting with the Chief Commercial Officer and strengthening the sales team, re-positioning the brand(s) and optimizing the Company’s marketing efforts to emphasize its competitive strengths. In addition, the Company raised capital by completing a private placement in the third fiscal quarter of 2024.

Funds generated by operating activities and available cash are the Company’s most significant sources of liquidity for working capital requirements, debt service and funding of maintenance levels of capital expenditures.  The Company has developed its operating plan to produce a significant portion of its cash flows necessary to meet all financing requirements, with the remaining need for capital raising.  Although the Company has a history of either being in compliance with debt covenants, or obtaining the necessary waivers, execution of its operating plan is dependent on many factors, some of which are not within the control of the Company. However, no assurances can be provided that the Company will achieve its operating plan and cash flow projections for the next fiscal years or its projected consolidated financial position as of December 31, 2025. Such estimates are subject to change based on future results and such change could cause future results to vary significantly from expected results.

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

Concentration Risk

A significant portion of revenues and accounts receivables are derived from a few major customers. For the three months ended December 31, 2024, two customers individually accounted for 31% and 10% of the Company’s total net sales, and for the three months ended December 31, 2023, two customers individually accounted for 34% and 22% of the Company’s total net sales. For the nine months ended December 31, 2024, two customers individually accounted for 32% and 11% of the Company’s total net sales, and for the nine months ended December 31, 2023, two customers individually accounted for 36% and 18% of the Company’s total net sales. Two customers accounted for 88% and 72% of the Company’s accounts receivable balance as of December 31, 2024 and March 31, 2024, respectively.

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

Customer contract liabilities consist of customer deposits received in advance of fulfilling an order and are shown separately on the Condensed Consolidated Balance Sheets. During the three months ended December 31, 2024 and 2023, the Company recognized $0 and $6,000, respectively, of revenue from deposits that were included in contract liabilities as of March 31, 2024 and 2023, respectively. During the nine months ended December 31, 2024 and 2023, the Company recognized $45,000 and $24,000, respectively, of revenue from deposits that were included in contract liabilities as of March 31, 2024 and 2023, respectively. The Company’s contracts have a duration of one year or less and therefore, the Company has elected the practical expedient of not disclosing revenues allocated to partially unsatisfied performance obligations.

Disaggregation of Revenue

The following table represents revenue disaggregated by major product line and extraction services for the:

($ in thousands)	Three Months Ended December 31, 2024	Three Months Ended December 31, 2023
Packaged sales
Astaxanthin packaged	$3,532	$3,691
Spirulina packaged	1,382	1,277
Total packaged sales	4,914	4,968

Bulk sales
Astaxanthin bulk	561	261
Spirulina bulk	496	312
Total bulk sales	1,057	573

Contract extraction and R&D services revenue	201	41
Total net sales	$6,172	$5,582

($ in thousands)	Nine Months Ended December 31, 2024	Nine Months Ended December 31, 2023
Packaged sales
Astaxanthin packaged	$9,911	$10,195
Spirulina packaged	3,899	4,447
Total packaged sales	13,810	14,642

Bulk sales
Astaxanthin bulk	1,968	1,168
Spirulina bulk	1,548	1,033
Total bulk sales	3,516	2,201

Contract extraction and R&D services revenue	589	258
Total net sales	$17,915	$17,101

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

Inventories are stated at the lower of cost or net realizable value. Cost is determined by the first-in, first-out method. Inventories consist of the following as of:

	December 31, 2024	March 31, 2024
	(in thousands)
Raw materials	$798	$1,149
Work in process	2,566	2,195
Finished goods	4,097	3,658
Supplies	290	311
Inventories	$7,751	$7,313

The Company recognizes abnormal production costs, including fixed cost variances from normal production capacity, fixed production overhead costs, idle facilities, freight handling costs and spoilage, as an expense in the period incurred, without adjusting overhead absorption rates. Normal production capacity is defined as the production expected to be achieved over a number of periods or seasons under normal circumstances, taking into account the loss of capacity resulting from planned maintenance. The Company had abnormal production capitalization of $69,000 and $73,000 for the three months ended December 31, 2024 and 2023, respectively. The Company had abnormal production capitalization of $122,000 and abnormal production expense of $60,000 to cost of sales for the nine months ended December 31, 2024 and 2023, respectively.

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

Other non-inventoriable fixed costs of $0 and $71,000 were expensed to cost of sales for the three months ended December 31, 2024 and 2023, respectively. Other non-inventoriable fixed costs of $83,000 and $396,000 were expensed to cost of sales for the nine months ended December 31, 2024 and 2023, respectively.

4.	EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

Equipment and leasehold improvements, net consist of the following as of:

	December 31, 2024	March 31, 2024
	(in thousands)
Equipment	$21,942	$21,904
Leasehold improvements	15,075	15,075
Furniture and fixtures	419	419
	37,436	37,398
Less accumulated depreciation and amortization	(28,578)	(27,500)
Construction-in-progress	398	211
Equipment and leasehold improvements, net	$9,256	$10,109

Management has determined that no asset impairment existed as of December 31, 2024. Depreciation and amortization expense were approximately $370,000 and $395,000 for the three months ended December 31, 2024 and 2023, respectively. Depreciation and amortization expense were approximately $1,121,000 and $1,206,000 for the nine months ended December 31, 2024 and 2023, respectively.

5.	LINE OF CREDIT AND LONG-TERM DEBT

Total debt consists of the following as of:

	December 31, 2024	March 31, 2024
	(in thousands)
Short-term debt - bank	$890	$1,240
Line of credit – related party	2,750	1,250
Long-term debt	3,025	3,220
Long-term debt - related party	1,000	1,000
Unamortized debt issuance costs	(70)	(80)
Less current maturities	(6,595)	(5,630)
Total long-term debt – related party	$1,000	$1,000

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

On October 13, 2023, the Bank converted the Line of Credit to the 2023 Loan in the amount of $1,480,000, with no further advances or disbursements under this facility, with an original maturity of August 30, 2024. The 2023 Loan requires at least monthly payments of $40,000 plus interest accrued on the unpaid balance of the loan at the Wall Street Journal prime rate plus 2%, floating, provided that at no time shall the annual interest rate be less than 7.0%. On August 28, 2024, the Bank extended the maturity date of the 2023 Loan from August 30, 2024 to March 31, 2025, at which time the full unpaid principal balance owed under the Credit Agreement, together with all interest, shall be due and payable in full. As of December 31, 2024 and March 31, 2024, the Company had $890,000 and $1,240,000, respectively, outstanding on the 2023 Loan, bearing interest at 7.5% and 8.5%, respectively, plus 2%. The 2023 Loan was included in current liabilities on the Condensed Consolidated Balance Sheets.

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

The provisions of the 2012 Loan required the payment of interest only for the first 12 months of the term; thereafter, and until its maturity on August 14, 2032, the obligation fully amortizes over nineteen (19) years. Interest on the 2012 Loan accrues on the outstanding principal balance at an annual variable rate equal to the published Wall Street Journal prime rate (8.0% at December 31, 2024 and 8.5% at March 31, 2024) plus 1.0% and is adjustable on the first day of each calendar quarter and fixed for that quarter, provided that at no time shall the annual interest rate be less than 5.5%. The balance under the 2012 Loan was $3,025,000 and $3,220,000 at December 31, 2024 and March 31, 2024, respectively, and was included in current maturities of long-term debt in the debt table above. See Loan Covenants, Violations and Waiver below.

The 2012 Loan included a one-time origination and guaranty fees totaling $214,500 and an annual renewal fee payable in the amount of 0.25% of the USDA guaranteed portion of the outstanding principal balance as of December 31 of each year, beginning December 31, 2012. The USDA has guaranteed 80% of all amounts owing under the 2012 Loan. The balance in unamortized debt issuance costs was $70,000 and $80,000 at December 31, 2024 and March 31, 2024, respectively, and was included in current maturities of long-term debt in the debt table above. See Loan Covenants, Violations and Waiver below.

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

Line of Credit and Debt – Related Party

In April 2019, the Company obtained a loan pursuant to the Skywords Note (as defined below in Note 13 Related Party Transactions) in the amount of $1,500,000 with a related party and the interest was payable quarterly. The Skywords Note was originally due in April 2021. In April 2021, the Company amended the Skywords Note, which extended the maturity date to April 2024, converted $500,000 into the Revolver, adjusted the interest rate to reflect a floor of 5%, and granted a security interest in substantially all of the Company’s personal property assets, subject to limited exceptions. Concurrently, with the amendment and conversion of the original Skywords Note, the Company repaid in cash the principal amount of $500,000 plus accrued interest to date of $1,900 (see Note 13).  In December 2022, the Company further amended the Skywords Note to extend the maturity date to April 2025 and increase the Revolver to $1,000,000. On August 14, 2023, the Company further amended the Skywords Note to increase the Revolver to $2,000,000. On August 9, 2024, the Company further amended the Skywords Note to increase the Revolver from $2,000,000 to $4,000,000 and extend the maturity date to April 2026, as well as to extend the maturity of the Skywords Note to April 12, 2027.

The balance under the Skywords Note was $1,000,000 at both December 31, 2024 and March 31, 2024. The balance was included in long-term debt at both December 31, 2024 and March 31, 2024, in the debt table above. At December 31, 2024 and March 31, 2024, the balance under the Revolver was $2,750,000 and $1,250,000, respectively, which was included in line of credit – related party in the debt table above. Interest accrues on the outstanding principal balance and the Revolver at an annual variable rate equal to the published Wall Street Journal prime rate (8.0% at December 31, 2024 and 8.5% at March 31, 2024) plus 1.0% and is adjustable on the first day of each calendar quarter and fixed for that quarter, provided that at no time shall the annual interest rate be less than 5.0%.

Future principal payments under the term loans at December 31, 2024 are as follows:

Fiscal year payments due	(in thousands)
Remainder of 2025	$3,915
2028	1,000
Total principal payments	$4,915

6.	OPERATING LEASES

The Company leases facilities, equipment and land under non-cancelable operating leases expiring through 2037. One of its facility leases contains price escalations and a renewal option for five years. Right-of-use assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Right-of-use assets and liabilities are based on the present value of lease payments over the lease term, using the Company’s incremental borrowing rate based on the information available at recognition, and the Company has elected to exclude non-lease components. The Company also leases two 84-month solar leases for two of its buildings, and a 48-month lease for equipment, which are included in the right-of-use assets and liabilities. At December 31, 2024, the weighted average remaining lease terms of all operating leases was 8.7 years, the weighted average discount rate was 7.4%, and for the nine months ended December 31, 2024 and 2023, the operating lease costs was $639,000 and $615,000, respectively.

Supplemental balance sheet information related to leases consists of the following as of:

Operating leases	Balance Sheet Classification	December 31, 2024	March 31, 2024
		(in thousands)
Right-of-use assets	Operating lease right-of-use assets	$6,167	$6,149
Accumulated lease amortization	Operating lease right-of-use assets	(2,135)	(1,865)
Total right-of-use assets		$4,032	$4,284

Current lease liabilities	Operating lease obligations	$545	$530
Non-current lease liabilities	Long-term operating lease obligations	3,507	3,744
Total lease liabilities		$4,052	$4,274

Maturities of lease liabilities at December 31, 2024 are as follows:

Payments	(in thousands)
Remainder of 2025	$205
2026	823
2027	803
2028	456
2029	376
Thereafter	2,832
Total undiscounted lease payments	5,495
Less: present value discount	(1,443)
Total lease liability balance	$4,052

7.	ACCRUED EXPENSES

Accrued expenses consist of the following as of:

	December 31, 2024	March 31, 2024
	(in thousands)
Wages	$164	$234
Vacation	338	327
Interest and legal	29	32
Other accrued expenses	62	164
Total accrued expenses	$593	$757

8.	COMMITMENTS AND CONTINGENCIES

From time to time, the Company may be involved in litigation and investigations relating to claims and matters arising out of its operations in the normal course of business. There were no significant legal matters outstanding at December 31, 2024.

9.	SHARE-BASED COMPENSATION

The Company has share-based compensation plans, which are more fully described in Note 9 Share-Based Compensation, to the Consolidated Financial Statements included in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2024 as filed with the SEC on June 26, 2024.

As of December 31, 2024, the Company had two equity-based compensation plans: the 2016 Equity Incentive Plan (the “2016 Plan”) and the 2024 Independent Director Stock Option and Restricted Stock Grant Plan (the “2024 Directors Plan”). These plans allow the Company to award stock options and shares of restricted common stock to eligible employees, certain outside consultants and independent directors. The Company has also issued stock options, which remain outstanding as of December 31, 2024, under the 2014 Independent Director Stock Option and Restricted Stock Grant Plan and Amendment (the “2014 Directors Plan”), an equity-based compensation plan which expired in accordance with its terms on August 22, 2024. This plan allowed the Company to award stock options and shares of restricted common stock to independent directors.

The following table presents shares authorized, available for future grant and outstanding under each of the Company’s plans:

	As of December 31, 2024
	Authorized	Available	Outstanding

2016 Plan	1,300,000	631,832	399,211
2024 Directors Plan	800,000	604,126	195,874
2014 Directors Plan	—	—	12,000
Total	2,100,000	1,235,958	607,085

Stock Options

All stock option grants made under the equity-based compensation plans were issued at exercise prices no less than the Company’s closing stock price on the date of grant. Options under the 2016 Plan, 2024 Directors Plan and 2014 Directors Plan were determined by the Board of Directors or the Compensation Committee of the Board of Directors in accordance with the provisions of the respective plans.  The terms of each option grant include vesting, exercise, and other conditions set forth in a Stock Option Agreement evidencing each grant. No option can have a life in excess of ten (10) years. The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model. The model requires various assumptions, including a risk-free interest rate, the expected term of the options, the expected stock price volatility over the expected term of the options, and the expected dividend yield. Compensation expense for employee stock options is recognized ratably over the vesting term. Compensation expense recognized for options issued under all Plans was $7,000 and $24,000 for the three months ended December 31, 2024 and 2023, respectively. Compensation expense recognized for options issued under all Plans was $47,000 and $73,000 for the nine months ended December 31, 2024 and 2023, respectively.

A summary of option activity under the Company’s stock plans for the nine months ended December 31, 2024 is presented below:

Option Activity	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at March 31, 2024	297,000	$2.47	7.1	$—
Granted	50,000	0.78
Expired	(25,000)	2.57
Outstanding at December 31, 2024	322,000	$2.20	6.9	$—
Exercisable at December 31, 2024	222,000	$2.64	6.0	$—

The aggregate intrinsic value in the table above is before applicable income taxes and represents the excess amount over the exercise price optionees would have received if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price of $0.36 and $0.29 at December 31, 2024 and March 31, 2024, respectively.

A summary of the Company’s non-vested options for the nine months ended December 31, 2024 is presented below:

Nonvested Options	Shares	Weighted Average Grant-Date Fair Value
Nonvested at March 31, 2024	125,000	$1.16
Granted	50,000	0.15
Vested	(75,000)	1.28
Nonvested at December 31, 2024	100,000	$0.56

There were no stock options granted in the three months ended December 31, 2024.  The weighted average grant-date fair value of stock options granted during the nine months ended December 31, 2024 was $8,000. As of December 31, 2024, total unrecognized stock-based compensation expense related to all unvested stock options was $42,000, which is expected to be expensed over a weighted average period of 2.0 years.

Restricted Stock

Grants of fully vested restricted stock issued to Non-Employee Directors during the nine months ended December 31, 2024 and 2023 were 116,049 and 159,493, respectively. Compensation expense recognized for these fully vested restricted stock grants under the 2024 Directors Plan was $94,000 and $126,000 for the nine months ended December 31, 2024 and 2023, respectively.

To reduce the Company’s ongoing cash expenses, the Nominating and Corporate Governance Committee of the Board of Directors adopted a resolution allowing each director to elect to receive his quarterly director fees in the form of restricted stock in lieu of cash. One Board member elected to receive shares of restricted stock in lieu of cash for prior and current year’s quarterly board fees and on September 10, 2024, a total of 66,667 shares of fully vested restricted stock were issued. One Board member elected to receive shares of restricted stock in lieu of cash for the second quarter of fiscal 2025 and on October 1, 2024, 13,158 shares of fully vested restricted stock were issued. For the three and nine months ended December 31, 2024, compensation expense of $10,000 and $20,000, respectively, was recognized for the current year quarterly board fees. Compensation expense related to the prior year’s quarterly board fees were recognized in fiscal year ended 2024 in the amount of $40,000.

Two Board members elected to receive shares of restricted stock in lieu of cash for the third fiscal quarter of 2023 and on April 3, 2023, 17,672 shares of fully vested restricted stock were issued. For the three and nine months ended December 31, 2023, there was no compensation expense related to the issuance of this stock, as it was earned and recognized in the fiscal year 2023 in the amount of $15,500. One Board member elected to receive shares of restricted stock in lieu of cash for the second fiscal quarter of 2024 and on October 13, 2023, 12,821 shares of fully vested restricted stock were issued. For both the three and nine months ended December 31, 2023, $10,000 of compensation expense was recognized for the quarterly board fees.

Restricted Stock Units (“RSUs”)

RSUs are service-based awards granted to eligible employees under the 2016 Plan. Compensation expense recognized for RSUs issued under the 2016 Plan was $15,000 and $20,000 for the three months ended December 31, 2024 and 2023, respectively. Compensation expense recognized for RSUs issued under the 2016 Plan was $66,000 for both the nine months ended December 31, 2024 and 2023.

The following table summarizes information related to awarded RSUs:

Nonvested Restricted Stock Units	Shares	Weighted Average Grant Price
Nonvested restricted stock units at March 31, 2024	130,820	$1.23
Vested	(20,456)	2.93
Forfeited	(21,153)	0.89
Nonvested restricted stock units at December 31, 2024	89,211	$0.92

As of December 31, 2024, total unrecognized stock-based compensation expense related to unvested restricted stock units was $41,000, which is expected to be expensed over a weighted average period of 0.2 years.

10.	STOCKHOLDERS’ EQUITY

On December 15, 2023, the Company completed a private placement (the “Private Placement”) of an aggregate of 400,000 shares (the “Private Placement Shares”) of its common stock, par value $0.02 per share (the “Common Stock”), at a price of $1.00 per share for gross proceeds of $400,000. The Private Placement Shares were issued pursuant to the exemption from registration under the Securities Act of 1933, as amended (the “Securities Act”), provided by Section 4(a)(2) of the Securities Act to one investor, the Company’s Chairman of the Board, and pursuant to a Subscription Agreement (the “Subscription Agreement”), dated December 15, 2023. The Company incurred legal expenses of $8,000 related to this transaction. The net proceeds of $392,000 from the Private Placement were used by the Company for general working capital.

The Private Placement Shares are restricted securities under applicable federal securities laws and are subject to certain piggyback registration rights as provided for in the Subscription Agreement.

11.	INCOME TAXES

The Company utilizes its estimated annual effective tax rate to determine its provision or benefit for income taxes for interim periods. The income tax provision or benefit is computed by multiplying the estimated annual effective tax rate by the year-to-date pre-tax book income (loss). The Company recorded no income tax expense for the three months ended December 31, 2024 or 2023. The Company recorded no income tax expense and $2,000 of income tax expense for the nine months ended December 31, 2024 or 2023, with the effective tax rate of 0% and (0.1%), respectively. The effective tax rate differs from the statutory rate of 21% as a result of state taxes (net of federal benefit) and the net change in valuation allowance against the net deferred tax asset the Company believes is not more likely than not to be realized.  The Company continues to carry a full valuation allowance on its net deferred tax assets.

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

As of December 31, 2024 and 2023, there was no liability for income tax associated with unrecognized tax benefits. The Company recognizes accrued interest related to unrecognized tax benefits as well as any related penalties in interest income or expense in its Condensed Consolidated Statements of Operations, which is consistent with the recognition of these items in prior reporting periods.

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

Reconciliations between the numerator and the denominator of the basic and diluted loss per share computations for the three and nine months ended December 31, 2024 and 2023 are as follows:

	Three Months Ended December 31, 2024
	Net Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands)
Basic and diluted loss per share	$(224)	7,156	$(0.03)

	Three Months Ended December 31, 2023
	Net Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands)
Basic and diluted loss per share	$(1,020)	6,554	$(0.16)

	Nine Months Ended December 31, 2024
	Net Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands)
Basic and diluted loss per share	$(2,576)	7,036	$(0.37)

	Nine Months Ended December 31, 2023
	Net Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands)
Basic and diluted loss per share	$(3,186)	6,404	$(0.50)

Basic and diluted per share amounts are the same in periods of a net loss because common share equivalents are anti-dilutive when a net loss is recorded. Diluted loss per share does not include the impact of common stock options and restricted stock units as the effect of their inclusion would be anti-dilutive.  Restricted stock units become dilutive within the period granted and remain dilutive until the units vest and are then included in the calculation of basic earnings per share.

13.	RELATED PARTY TRANSACTIONS

In April 2019, the Company obtained an unsecured subordinated loan from Skywords Family Foundation, Inc. (“Skywords”) in the principal amount of $1,500,000 pursuant to a Promissory Note (the “Skywords Note”) executed by the Company in favor of Skywords. Skywords is controlled by the Company’s Chairman of the Board of Directors and largest stockholder. The Skywords Note bore interest at a rate of 1% plus the prime rate (as published by the Wall Street Journal), which was recalculated and payable on a quarterly basis. The principal amount and any accrued and unpaid interest were originally due and payable on April 12, 2021. The proceeds of the Skywords Note were used to pay down accounts payable and for general operating capital purposes.

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

At both December 31, 2024 and March 31, 2024, the Skywords Note principal balance was $1,000,000, and was included in long-term debt on the Condensed Consolidated Balance Sheets. At December 31, 2024 and March 31, 2024, the balance on the Revolver was $2,750,000 and $1,250,000, respectively, and was included in line of credit – related party on the Condensed Consolidated Balance Sheets. At December 31, 2024, the interest rate was 8.0% and at March 31, 2024, the interest rate was 8.5%.

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

Results of Operations

The following tables present selected consolidated financial data for each of the periods indicated ($ in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
Net sales	$6,172	$5,582	$17,915	$17,101
Net sales increase	10.6%		4.8%
Gross profit	$2,179	$1,649	$5,134	$5,270
Gross profit as % of net sales	35.3%	29.5%	28.7%	30.8%
Operating expenses	$2,229	$2,497	$7,200	$7,959
Operating expenses as % of net sales	36.1%	44.7%	40.2%	46.5%
Operating loss	$(50)	$(848)	$(2,066)	$(2,689)
Operating loss as % of net sales	(0.8)%	(15.2)%	(11.5)%	(15.7)%
Income tax expense	$—	$—	$—	$2
Net loss	$(224)	$(1,020)	$(2,576)	$(3,186)

Comparison of the Three Months Ended December 31, 2024 and 2023

Net Sales (in thousands)
	Three Months Ended
	December 31,		$	%
	2024	2023	Change	Change
Packaged sales
Astaxanthin	$3,532	$3,691	$(159)	(4.3)%
Spirulina	1,382	1,277	105	8.2%
Total Packaged sales	$4,914	$4,968	$(54)	(1.1)%

Bulk sales
Astaxanthin	$561	$261	$300	114.9%
Spirulina	496	312	184	59.0%
Total Bulk sales	$1,057	$573	$484	84.5%

Contract extraction and R&D services revenue	$201	$41	$160	390.2%

Total sales
Astaxanthin	$4,093	$3,952	$141	3.6%
Spirulina	1,878	1,589	289	18.2%
Contract extraction and R&D services revenue	201	41	160	390.2%
Total sales	$6,172	$5,582	$590	10.6%

Net Sales The net sales increase of 10.6% for the current quarter compared to the same period last year was driven by an increase in both astaxanthin and spirulina bulk sales, spirulina packaged sales and contract extraction revenue, offset by a decrease in astaxanthin packaged sales. During the current year quarter, we saw higher demand in bulk sales related to both timing of customer orders and increased demand. We also saw higher contract extraction revenue due to timing of services, offset slightly by lower demand in astaxanthin packaged sales due to timing of shipments.

Gross Profit Gross profit as a percent of net sales for the third quarter of fiscal 2025 increased by 5.8 percentage points compared to the same period last year, which was the result of higher production volumes, which resulted in lower production costs for the current year quarter.

Operating Expenses Operating expenses of $2.2 million for the third quarter of fiscal 2025 compared to the prior year same quarter, decreased $0.3 million. Sales and marketing expenses decreased primarily due to lower online selling fees and advertising costs.

Income Taxes We did not record income tax expense for the third quarter of fiscal 2025 or 2024. We continue to carry a full valuation allowance on our net deferred tax assets.

Comparison of the Nine Months Ended December 31, 2024 and 2023

Net Sales (in thousands)
	Nine Months Ended
	December 31,		$	%
	2024	2023	Change	Change
Packaged sales
Astaxanthin	$9,911	$10,195	$(284)	(2.8)%
Spirulina	3,899	4,447	(548)	(12.3)%
Total Packaged sales	$13,810	$14,642	$(832)	(5.7)%

Bulk sales
Astaxanthin	$1,968	$1,168	$800	68.5%
Spirulina	1,548	1,033	515	49.9%
Total Bulk sales	$3,516	$2,201	$1,315	59.7%

Contract extraction and R&D services revenue	$589	$258	$331	128.3%

Total sales
Astaxanthin	$11,879	$11,363	$516	4.5%
Spirulina	5,447	5,480	(33)	(0.6)%
Contract extraction and R&D services revenue	589	258	331	128.3%
Total sales	$17,915	$17,101	$814	4.8%

Net Sales The net sales increase of 4.8% for the first nine months of fiscal year 2025 compared to the same period last year was driven by an increase in astaxanthin and spirulina bulk and contract extraction sales, offset by a decrease in both astaxanthin and spirulina packaged sales. We saw higher demand in bulk sales related to both timing of customer orders and increased demand over prior year, offset by decreased packaged sales due to the timing of shipments.

Gross Profit Gross profit as a percent of net sales for the first nine months of fiscal 2025 decreased by 2.1 percentage points compared to the same period last year, which was the result of higher costs due to lower production volumes in the first half of fiscal 2025, slightly offset by higher production volumes resulting in lower costs in the third quarter of fiscal 2025.

Operating Expenses Operating expenses of $7.2 million for the first nine months of fiscal 2025 compared to the prior year same period, decreased $0.8 million. Sales and marketing expenses decreased primarily due to lower online selling fees, advertising and commissions, as well as lower research and development costs related to lower headcount.

Income Taxes We did not record income tax expense for the first nine months of fiscal 2025 and recorded an income tax expense of $2,000 in the first nine months of fiscal 2024. We continue to carry a full valuation allowance on our net deferred tax assets.

Liquidity and Going Concern

The accompanying condensed consolidated financial statements, as of December 31, 2024 and March 31, 2024 and for the three and nine months ended December 31, 2024 and 2023, have been prepared assuming we will continue as a going concern. The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We sustained operating losses and cumulative negative cash flows from operations for most of these same periods. Further, as discussed below, we were not in compliance with two debt covenant requirements at March 31, 2024 and one debt covenant requirement at March 31, 2023. In June 2023, the Bank instituted a freeze on additional advances from the Line of Credit. These conditions raise substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expense that may be necessary if we were unable to continue as a going concern.

As of December 31, 2024, we had cash of $0.4 million and working capital of $0.6 million compared to $0.7 million and $2.0 million, respectively, at March 31, 2024. We had the Line of Credit with the Bank that provided for borrowings up to $2.0 million on a revolving basis, however, as part of the covenant waiver at March 31, 2023, the borrowings under the Line of Credit were frozen. On October 13, 2023, the Bank converted this Line of Credit to the 2023 Loan in the amount of $1.48 million with an original maturity date of August 30, 2024. As of December 31, 2024 and March 31, 2024, we had $0.9 million and $1.24 million, respectively, outstanding on the 2023 Loan, with a maturity date extended to March 31, 2025 (see Note 5 in the notes to our condensed consolidated financial statements).

We also have a loan facility with a related party that allows us to borrow up to $4.0 million on the Revolver. At December 31, 2024 and March 31, 2024, we had $2.8 million and $1.25 million, respectively, of outstanding borrowings on the Revolver, which was included in line of credit – related party on the Condensed Consolidated Balance Sheets. The Revolver expires on April 12, 2026 (see Notes 5 and 13 in the notes to our condensed consolidated financial statements).

As of December 31, 2024, we had $3.0 million in the 2012 Loan payable to the Bank that require the payment of principal and interest monthly through August 2032. Pursuant to the 2012 Loan and the 2023 Loan, we are subject to annual financial covenants, customary affirmative and negative covenants and certain subjective acceleration clauses. As of March 31, 2024, our debt service coverage ratio and current ratio fell short of the Bank’s annual requirement. On September 12, 2024, the Bank provided us with a letter waiving the covenant violations as of March 31, 2024, but noting that the Bank reserves its right to declare a default in the future if any covenants remain out of compliance at applicable measurement dates.

In April 2019, we obtained a loan in the amount of $1.5 million from a related party. The proceeds were used to pay down accounts payable and for general operating capital purposes. On April 12, 2021, December 14, 2022, August 14, 2023, and August 9, 2024, we amended this loan (see Notes 5 and 13 in the notes to condensed consolidated financial statements). As of both December 31, 2024 and March 31, 2024, we had $1.0 million outstanding on the related party note. The loan matures on April 12, 2027.

We continue to experience a loss from operations as the impact from the macroeconomic environment led to lower sales across our portfolio, therefore, we continue to rely on our funding source to provide liquidity. To address the resulting cash flow challenges, we continue to monitor cost savings initiatives implemented in fiscal year 2023, including stopping or slowing production of inventory in alignment with current customer demand, maintaining a reduced headcount and compensation, primarily through attrition and furloughs, respectively, and eliminating certain discretionary selling, general and administrative expenses. We have also made changes in the sales and marketing team starting with the Chief Commercial Officer and strengthening the sales team, re-positioning the brand(s) and optimizing our marketing efforts to emphasize our competitive strengths. In addition, we raised capital by completing a private placement in the third fiscal quarter of 2024.

Funds generated by operating activities and available cash are our most significant sources of liquidity for working capital requirements, debt service and funding of maintenance levels of capital expenditures. We have developed our operating plan to produce a significant portion of our cash flows necessary to meet all financing requirements, with the remaining need for capital raising. Although we have a history of either being in compliance with debt covenants or obtaining the necessary waivers, execution of our operating plan is dependent on many factors, some of which are not within the control of the Company.  However, no assurances can be provided that we will achieve our operating plan and cash flow projections for this fiscal year or our projected consolidated financial position as of December 31, 2025. Such estimates are subject to change based on future results and such change could cause future results to vary significantly from expected results.

Cash Flows The following table summarizes our cash flows for the periods indicated ($ in thousands):

	Nine Months Ended December 31,
	2024	2023
Total cash (used in) provided by:
Operating activities	$(1,136)	$(762)
Investing activities	(163)	(323)
Financing activities	951	772
Decrease in cash	$(348)	$(313)

Cash used in operating activities for the nine months ended December 31, 2024 was primarily the result of a net loss of $2.6 million less non-cash items of $1.7 million, and higher inventories, partially offset by higher accounts payable as we continue to closely manage inventory and have increased the purchase of materials to support an increase in production to meet customer needs.

Cash used in investing activities for the nine months ended December 31, 2024 primarily includes costs for capital improvements at our Kona facility.

Cash provided by financing activities for the nine months ended December 31, 2024 consists of additional draws on the related party line of credit of $1.5 million, offset by the paydown of $0.4 million on the 2023 Loan and $0.2 million of debt service payments.

Sources and Uses of Capital

As of December 31, 2024, our working capital was $0.6 million, a decrease of $1.4 million compared to March 31, 2024. The decrease was primarily due to a decrease in accounts receivable due to sales demand, timing of cash receipts and payments and the timing of production of inventories in the first half of fiscal year 2025, as we continue to manage our production in line with sales demand and material supplies are being managed on a just-in-time basis. We also had additional draws on the related party line of credit.

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

Off-Balance Sheet Arrangements

As of December 31, 2024, we had no off-balance sheet arrangements or obligations.

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

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the fiscal year ended March 31, 2024, filed with the SEC on June 26, 2024. In the nine months ended December 31, 2024, there were no changes to the application of critical accounting policies previously disclosed in our most recent Annual Report on Form 10-K.

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

Changes to Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2024, that has materially affected, or was reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, the Company may be involved in litigation and investigations relating to claims and matters arising out of its operations in the normal course of business. There were no significant legal matters outstanding at December 31, 2024.

Item 1A.	Risk Factors

For a discussion of the risk factors relating to our business, please refer to Part I, Item 1A of our Form 10-K for the year ended March 31, 2024, which is incorporated by reference herein.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of February 11, 2025

31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of February 11, 2025

32*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed as of February 11, 2025

99.1*	Press Release dated February 11, 2025

101

The following financial statements from Cyanotech Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2024, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)

*Included herewith. Other exhibits were filed as shown above.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYANOTECH CORPORATION
(Registrant)

February 11, 2025	By:	/s/ Matthew K. Custer
(Date)		Matthew K. Custer
President and Chief Executive Officer

February 11, 2025	By:	/s/ Jennifer C. Rogerson
(Date)		Jennifer C. Rogerson
Chief Financial Officer, Vice President — Finance & Administration, and Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of February 11, 2025

31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of February 11, 2025

32*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed as of February 11, 2025

99.1*	Press Release dated February 11, 2025

101

The following financial statements from Cyanotech Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2024, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements

104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)

*Included herewith. Other exhibits were filed as shown above.