Form 10-K
period 2025-03-31
CYANOTECH CORP
filed 2025-06-20
CIK 768408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2025

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

The aggregate market value of common shares held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant's most recently completed second fiscal quarter, September 30, 2024, was approximately $2,977,140.40.

Number of shares outstanding of Registrant’s Common Stock at June 13, 2025 was 7,232,217.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement for its 2025 Annual Meeting of Stockholders, expected to be filed with the Securities and Exchange Commission on or prior to July 10, 2025 and to be used in connection with the Annual Meeting of Stockholders expected to be held on August 21, 2025, are incorporated by reference in Part III of this Form 10-K.

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

General

We are a global leader in premium quality, sustainable microalgae cultivation, producing high-value natural ingredients and dietary supplement products for health and wellness. Incorporated in 1983, we are guided by the principle of providing beneficial, quality microalgal products for health and human nutrition in a technology enabled, reliable and environmentally sensitive operation. We are Good Manufacturing Practices ("GMP") certified by Merieux NutriSciences, reinforcing our commitment to quality in our products, quality in our relationships (with our customers, suppliers, employees and the communities we live in), and quality of the environment in which we work. Our products include:

●

BioAstin® Hawaiian Astaxanthin® - a powerful, natural antioxidant clinically studied to support and maintain the body’s natural inflammatory response, to enhance skin, and to support eye, joint, brain and immune health†. It has expanding applications as a human dietary supplement and dietary ingredient; and

●

Hawaiian Spirulina Pacifica® - a nutrient-rich superfood dietary supplement clinically supported for natural energy, immune system support, cardiovascular health and as a concentrated source of protein, antioxidant carotenoids, and essential nutrients†

†These statements have not been evaluated by the Food and Drug Administration. This product is not intended to diagnose, treat, cure or prevent any disease.

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

The following table sets forth, for the two fiscal years ended March 31, the net sales contributed by each of our major product lines and extraction and research and development (“R&D”) services:

	Net Sales
	2025	2024
	(in thousands)
Natural astaxanthin products:
BioAstin®	$15,738	$15,104
Spirulina products:
Hawaiian Spirulina Pacifica®	7,628	7,351
Contract extraction and R&D services	849	616
Total	$24,215	$23,071

Cost of sales for contract extraction and R&D services for the years ended March 31, 2025 and 2024 were $634,000 and $358,000, respectively.

Natural Astaxanthin Products

We commenced commercial production of natural astaxanthin in 1997 and in 1999 BioAstin®, our natural astaxanthin product was cleared for sale in the U.S. Dietary Supplement market, and in 2007, was approved for sale in Europe. Astaxanthin represented approximately 65% of our net sales in the fiscal year ended March 31, 2025. Astaxanthin’s antioxidant properties are believed to surpass many of the antioxidant properties of vitamin C, vitamin E, beta-carotene and other carotenoids. Independent scientific studies indicate that in certain models, natural astaxanthin has up to 100 times the antioxidant activity of vitamin E and 4 times the antioxidant activity of beta-carotene. In addition, a growing body of scientific literature suggests that natural astaxanthin has beneficial properties as an anti-inflammatory, with additional benefits for joint, skin, eye and immune health.

BioAstin® is generally recognized as safe ("GRAS") as determined by the United States Food and Drug Administration ("FDA"). Our all natural BioAstin® is cultivated without the use of herbicides or pesticides and is not genetically modified ("non-GMO"). In fiscal 2012, we applied for a new dietary ingredient ("NDI"), with the United States FDA, providing for a daily dosage of 12mg of astaxanthin which was reviewed without comment. BioAstin® holds several independent third-party quality certifications including: iGen Non-GMO, Gluten Intolerance Group’s Gluten Free, Detox Project Glyphosate Free, Informed Choice, and Halal and Vegan.org for vegan products, that were products produced up to and including the fiscal year ended March 31, 2025.

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

BioAstin® competes directly with similar products marketed by other manufacturers including Fuji Chemical of Japan, Algalif of Iceland, AlgaTechnologies of Israel and BGG of China. In the general category of dietary supplements, BioAstin® also competes with a variety of vitamins, dietary supplements and other antioxidant products available to consumers. The dietary supplement products market is highly competitive and includes international, national, regional and local producers and distributors, many of whom have greater resources than we have, and many of whom offer a greater variety of products.

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

Spirulina Products

We have been producing a strain of spirulina microalgae marketed as Hawaiian Spirulina Pacifica® since 1984. Hawaiian Spirulina Pacifica® represents approximately 32% of our net sales in the fiscal year ended March 31, 2025. Hawaiian Spirulina Pacifica® is a nutrient-rich superfood dietary supplement, proving a plant-based, highly absorbable source of protein, natural beta-carotene, mixed carotenoids, B vitamins, gamma linolenic acid, essential amino acids and other phytonutrients.

Hawaiian Spirulina Pacifica® is produced in three forms: powder and tablets, and in 2024, we introduced gummies. Powder is used as an ingredient in dietary supplements and health beverages. Powder, tablets and gummies are consumed as a daily dietary supplement. All forms are sold in bulk quantities and as packaged consumer products under the Nutrex Hawaii label and as private label consumer packaged products.

Hawaiian Spirulina Pacifica® is GRAS for addition to a variety of foods as determined by the United States FDA. Our all natural Hawaiian Spirulina Pacifica® is cultivated without the use of herbicides or pesticides, is Non-GMO Project verified, is certified Kosher by Organized Kashrus Laboratories of Brooklyn, New York and is certified Halal by the Islamic Food and Nutrition Council of America. Hawaiian Spirulina Pacifica® holds additional independent third-party quality certifications including: Gluten Intolerance Group’s Gluten Free, Detox Project Glyphosate Free, and is certified Vegan through Vegan.org. It also holds the highest, Class A safety rating from the Dietary Supplement Information Expert Committee (DSI-EC) of the United States Pharmacopeia.

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

Our direct competition in the spirulina market is currently from Parry Nutraceuticals, a division of Murugappa Group of India, Earthrise Nutritionals, LLC and several farms in China.

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

Due to our knowledge and expertise in cultivating microalgae combined with excess production capacity, we began offering R&D services to third parties in fiscal 2023.

Total contract services and R&D services revenue represented approximately 4% and 3% of our net sales in fiscal years ended March 31, 2025 and 2024, respectively.

Major Customers

Two customers individually accounted for 31% and 10% of our total net sales for the fiscal year ended March 31, 2025. Two customers individually accounted for 34% and 17% of our total net sales for the fiscal year ended March 31, 2024.

Research and Development

Our expertise for many years has been in the development of efficient, stable and cost-effective production systems for microalgal products. We have learned production levels from our systems may not be sustainable across periods of days, weeks, or even months. Accordingly, we typically investigate each specific microalgae identified in the scientific literature for potentially marketable products and for solutions to production stability and efficiency challenges and then strive to develop the technology to grow such microalgae on a commercial scale or to incorporate procedures or technology to improve production stability and efficiency. Successful microalgal product developments and technical solutions are highly uncertain and dependent on numerous factors, many beyond our control. Products and solutions or improvements that appear promising in early phases of development may be found to be ineffective, may be uneconomical because of manufacturing costs or other factors, may be precluded from commercialization due to the proprietary rights of other companies, or may fail to receive necessary regulatory approvals. Our R&D expenses were $0.4 million and $0.7 million for the years ended March 31, 2025 and 2024, respectively.

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

Regulations

Several governmental agencies regulate various aspects of our business and our products in the United States, including the FDA, the Federal Trade Commission (“FTC”), the Consumer Product Safety Commission, the State of Hawaii Department of Health, the Department of Agriculture, the Environmental Protection Agency (“EPA”), the United States Postal Service, state attorney general offices and various agencies of the states and localities in which our products are sold. We believe we are in compliance with all material government regulations which apply to our products and operations. However, we are not able to predict the nature of any future laws, regulations, interpretations or applications, nor can we predict what effect future changes would have on our business.

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

Employees

As of March 31, 2025, we employed 83 people. Of the total, 32 are involved in harvesting, production and quality, with the remainder in maintenance, shipping, sales, administration and support. None of our employees are subject to collective bargaining agreements. Management believes that its relations with employees are good.

Company Website and SEC Filings

Our corporate website is www.cyanotech.com. There we make available copies of Cyanotech documents, news releases and our filings with the Securities Exchange Commission (the “SEC”), including financial statements. Also included are copies of the Board of Directors Code of Conduct, the Company’s Code of Conduct and Ethics, the Nominating and Corporate Governance Committee Charter, the Compensation Committee Charter and the Charter and Powers of the Audit Committee. We also maintain the website www.nutrex-hawaii.com dedicated to our wholly owned subsidiary, Nutrex Hawaii, Inc. On that website, Hawaiian Spirulina Pacifica® and BioAstin® are sold directly online. The information found on our websites, unless otherwise indicated, is not part of this or any other report we file or furnish to the SEC.

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

Our success depends, to a significant extent, upon the services of our officers and key personnel, including qualified management, professional, scientific, and technical operating staff. The loss of any such personnel or the delay in the replacement of such personnel could significantly delay the achievement of our business objectives and could adversely affect our ability to do business or provide the management needed. Attracting permanent skilled executives in Hawaii can be difficult due to limited qualified local applicants. If we are unable to attract qualified candidates, or if the search process takes longer than expected, it could adversely impact our business.

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

Our top ten customers generated 70% and 69% of our net sales for fiscal years 2025 and fiscal 2024, respectively. Two customers individually accounted for 31% and 10%, and 34% and 17% of our total net sales in the fiscal years ended March 31, 2025 and 2024, respectively. Accordingly, the loss of one or more of those customers or a substantial decrease in such customers' purchases from us could result in a material reduction in our revenues and profitability.

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

Compliance with new and existing government regulations could increase our costs significantly and adversely affect our results of operations.

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

Our two largest shareholders collectively own approximately 37.6% of our common stock. According to publicly filed beneficial ownership reports, as of the respective dates of such reports, Michael Davis, chairman of our board of directors, beneficially owned 1,788,756 of shares representing a 24.8% beneficial ownership and the Rudolf Steiner Foundation ("RSF") beneficially owned 917,133 shares representing a 12.7% beneficial ownership. The shares held by RSF were originally donated by a foundation affiliated with Mr. Davis or acquired from the proceeds of donations made by that foundation. In addition, Mr. Davis and RSF filed a Schedule 13D with the SEC on March 17, 2017, announcing the formation of a “group” among the two of them and certain of Mr. Davis’ affiliates under Section 13 of the Exchange Act. As part of the agreement between Mr. Davis and RSF, RSF has agreed not to sell, transfer or otherwise dispose of any of its shares in the Company unless RSF provides concurrent written notice to an affiliate of Mr. Davis and the Company at least three days prior to the consummation of any such sale, transfer or other disposition. On August 24, 2023, 424,621 shares of our common stock owned by Skywords Family Foundation, Inc. (“Skywords”) was donated to Ginungagap Foundation (“Ginungagap”), a Delaware corporation, recognized as a tax-exempt organization. Mr. Davis serves as the President of both Skywords and Ginungagap and has recused himself from all matters related to the common stock owned by Ginungagap, including, without limitation, decisions to vote or dispose of Cyanotech common stock. Along with this recusal, the formation of this “group” was dissolved. In addition, on April 12, 2019, the Company borrowed $1.5 million from an entity affiliated with Mr. Davis pursuant to an unsecured promissory note.  In April 2021, the Company amended the loan, which extended the maturity date to April 2024, converted $500,000 into revolving loans, adjusted the interest rate to reflect a floor of 5%, and granted a security interest in substantially all of the Company’s personal property assets, subject to limited exceptions. In December 2022, the Company amended the promissory note which extended the maturity date to April 2025 and increased the revolving line amount from $0.5 million to $1.0 million. In August 2023, the Company amended the loan to increase the revolving line amount from $1.0 million to $2.0 million. In August 2024, the Company further amended the loan to increase the revolving line amount from $2.0 million to $4.0 million and extend the maturity date to April 2026. As of both March 31, 2025 and 2024, $1.0 million remained due under this promissory note, and as of March 31, 2025 and 2024, $3.0 million and $1.25 million, respectively, were outstanding on the revolving line, respectively.

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

The global cost of oil derived energy impacts us in several ways, and it may hinder our efforts to achieve profitability. Oil prices primarily impact us through the costs of electricity, transportation, materials and supplies which are tied to the cost of oil either directly or indirectly. The return of the high cost of oil on a global basis may signal a prolonged economic downturn resulting in a material adverse effect on our business.

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

Our products are marketed in a number of countries around the world. For the year ended March 31, 2025, approximately 21% of our net sales were from sales to foreign customers. As a result, we are subject to a number of risks which include, but are not limited to:

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

Our manufacturing processes require that we purchase significant quantities of energy from third parties, which results in the generation of greenhouse gases, either directly onsite or indirectly at electric utilities. Both domestic and international legislation to address climate change by reducing greenhouse gas emissions and establishing a price on carbon could create increases in energy costs and price volatility. Considerable international attention is now focused on the development of an international policy framework to address climate change. Proposed and existing legislative efforts to control or limit greenhouse gas emissions could affect our energy source and supply choices as well as increase the cost of energy and raw materials derived from sources that generate greenhouse gas emissions. If our suppliers are unable to obtain energy at a reasonable cost in the future, the cost of our raw materials could be negatively impacted, which could result in increased manufacturing costs.

If we are unable to protect our intellectual property rights or if we infringe upon the intellectual property rights of others our business may be harmed.

We regard our proprietary technology, trade secrets, trademarks and similar intellectual property as important and we rely on a combination of trade secret, contract, copyright and trademark law to establish and protect our rights in our products and technology. However, there can be no assurance that we will be able to protect our technology adequately or that competitors will not be able to develop similar technology independently, particularly following the expiration of our patents relating to the use of astaxanthin. In addition, the laws of certain foreign countries may not protect our intellectual property rights to the same extent as the laws of the United States. Litigation in the United States or abroad may be necessary to enforce intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. Such litigation, even if successful, could result in substantial costs and diversion of resources and could have a material adverse effect on our business, results of operations and financial condition. Additionally, if any such claims are asserted against us, we may seek obtaining a license under the third party’s intellectual property rights. There can be no assurance, however, that a license would be available on terms acceptable or favorable to us, if at all.

Our insurance liability coverage is limited and may not be adequate to cover potential losses.

In the ordinary course of business, we purchase insurance coverage (e.g., property and liability coverage) to protect us against loss of or damage to our properties and claims made by third parties and employees for property damage or personal injuries. However, the protection provided by such insurance is limited in significant respects and, in some instances, we have no coverage and certain of our insurance policies have substantial deductibles or limits on the maximum amounts that may be recovered. For example, if a volcanic eruption, tsunami, earthquake or other catastrophic natural disaster should occur, we may not be able to recover all facility restoration costs and revenues lost from business interruption. In addition, we maintain product liability insurance in limited amounts for all of our products involving human consumption; however, broader product liability coverage is prohibitively expensive. Insurers have also introduced new exclusions or limitations of coverage for claims related to certain perils including, but not limited to, mold and terrorism. If a series of losses occurred, such as from a series of lawsuits in the ordinary course of business each of which were subject to the deductible amount, or if the maximum limit of the available insurance were substantially exceeded, we could incur losses in amounts that would have a material adverse effect on our results of operations and financial condition.

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

We believe our cash to be provided from operations will be sufficient to meet a portion of our working capital and operating requirements and may have to secure a commitment to fund the remaining gap, but we may experience unexpected reductions in sales due to changes in customer demand, customer purchasing practices, or other factors described in these Risk Factors. If we have an unexpected decline in sales, or we have other unexpected capital needs, we may need to raise additional funds. There is no guarantee that we will be able to secure such funding on acceptable terms, if at all. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our then current stockholders may be reduced. If we raise additional funds through the issuance of convertible debt securities, or through additional debt or similar instruments, such securities, debt, or similar instruments could have rights senior to those of our common stockholders and such instruments could contain provisions restricting our operations. If adequate funds are not available to satisfy either short-term or long-term capital requirements, we may be required to limit operations with adverse results.

We may not be able to refinance, extend or repay our senior indebtedness, which would have a material adverse effect on our financial condition and ability to continue as a going concern.

As of March 31, 2025, we owed First Foundation Bank (the “Bank”) approximately $3.0 million under a Term Loan Agreement dated August 14, 2012, which requires monthly payments of principal and interest until its maturity on August 14, 2032. If we are unable to make payments when due under this agreement, or repay this obligation at maturity, and we are otherwise unable to extend the maturity date or refinance this obligation, we would be in default. We cannot provide any assurances that we will be able to generate the necessary amount of capital to make payments as they become due, or to repay this obligation, or that we will be able to extend the maturity date or otherwise refinance this obligation. In the event of default, the Bank would have the right to exercise its rights and remedies to collect, which would include foreclosing on our assets. Accordingly, a default would have a material adverse effect on our business and, if the Bank exercises its rights and remedies, we would likely be forced to seek bankruptcy protection.

In addition, the agreements governing our indebtedness include certain debt service and other financial covenants that we must satisfy. In previous years, we have defaulted on certain of these covenants and have received waivers of the defaults from the Bank. As of March 31, 2025, the Company was not in compliance with the required debt service coverage and current ratios, however, was in compliance with the third covenant. On June 4, 2025, the Bank issued a letter waiving the covenant violations as of March 31, 2025. As of March 31, 2024, the Company was not in compliance with the debt service coverage and current ratios. On September 12, 2024, the Bank issued a letter waiving the covenant violations as of March 31, 2024. As of March 31, 2023, the Company was not in compliance with the required debt service coverage ratio, but the Bank provided a waiver of the default on June 22, 2023 and implemented an immediate freeze on any and all further advances of the Revolving Credit Agreement (the “Credit Agreement”) through the maturity date. We cannot provide any assurance that the Bank will provide us with a waiver should we not be in compliance in the future. A failure to maintain compliance along with our lender not agreeing to a waiver for the non-compliance would cause the outstanding borrowings to be in default and payable on demand which would have a material adverse effect on us and our ability to continue as a going concern.

We have incurred significant losses in the past. If we incur significant losses in the future, we will experience negative cash flow which may hamper current operations and prevent us from sustaining or expanding our business.

As of March 31, 2025, we had an accumulated deficit of approximately $26.1 million, primarily as a result of current and prior year losses. Historically, we have relied upon cash from operations and financing activities to fund all of the cash requirements of our business. However, no assurance can be provided that we will return to profitability and, even if we do return to profitability, extended periods of profitability and net income do not assure positive cash flows. Future periods of net losses from operations could result in negative cash flow, may cause us to default on certain covenants in our existing debt instruments and may hamper ongoing operations and prevent us from sustaining or expanding our business. We cannot assure you that we will achieve, sustain or increase profitability on a quarterly or annual basis in the future. If we do not achieve, sustain or increase profitability, our business will be adversely affected and our stock price may decline.

Our recurring losses from operations resulting in net cash outflows from operating activities, as well as current cash and liquidity projections, raise substantial doubt about our ability to continue as a going concern.

Based on our recurring losses from operations resulting in net cash outflows from operating activities for the fiscal year ended March 31, 2025, as well as current cash and liquidity projections, we have concluded that there is substantial doubt about our ability to continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result if we do not continue as a going concern.  You should not rely on our consolidated balance sheet as an indication of the amount of proceeds that would be available to satisfy claims of creditors, and potentially be available for distribution to shareholders, in the event of liquidation.

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

Stock markets have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock. In addition, the average daily trading volume of the securities of small companies can be very low. Limited trading volume of our stock may contribute to its future volatility. Price declines in our common stock could result from general market and economic conditions and a variety of other factors, including any of the following:

●	volatility resulting from minimal trading activity;
●	changes in market valuations of similar companies;
●	stock market price and volume fluctuations generally;
●	economic conditions specific to the dietary supplement products industry;
●	economic conditions tied to global resource markets, such as fuel costs;
●	announcements by us or our competitors of new or enhanced products or of significant contracts, acquisitions, strategic relationships, joint ventures or capital commitments;
●	fluctuations in our quarterly or annual operating results;
●	changes in our pricing policies or the pricing policies of our competitors;
●	changes in foreign currency exchange rates affecting our product costs, pricing or our customers markets;
●	regulatory developments affecting our specific products or industry; and
●	additions or departures of key personnel.

The price at which you purchase shares of our common stock may not be indicative of the price that will prevail later in the trading market. You may be unable to sell your shares of common stock at or above your purchase price, which may result in substantial losses to you. As of March 31, 2025, there were approximately 7.2 million shares of our common stock outstanding and stockholders holding at least 5% of our stock, individually or with affiliated persons or entities, collectively beneficially owned or controlled approximately 32.4% of such shares. Sales of large numbers of shares by any of our large stockholders could adversely affect our trading price, particularly given our relatively small historic trading volumes. If stockholders holding shares of our common stock sell, indicate an intention to sell, or if it is perceived that they will sell, substantial amounts of their common stock in the public market, the trading price of our common stock could decline. Moreover, if there is no active trading market or if the volume of trading is limited, holders of our common stock may have difficulty selling their shares.

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

During the fiscal year ended March 31, 2025, we have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations, or financial condition. We face certain ongoing risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations or financial condition, as we have described in the Risk Factors section of this Form 10-K.

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

Our principal facility and corporate headquarters are located at the Natural Energy Laboratory of Hawaii Authority (“NELHA”) at Keahole Point in Kailua-Kona, Hawaii. It encompasses approximately 96 fully developed acres containing microalgal cultivation ponds, processing facilities, research and quality control laboratories, and sales and administrative offices. The property is leased from the State of Hawaii under a 40-year commercial lease expiring in 2035 and a 19-year commercial lease expiring in 2037. Our lessee interest in the NELHA leases is encumbered by a mortgage securing approximately $3.0 million of debt (see Note 5 in the notes to our consolidated financial statements). If we were to require additional land for expansion, we believe that there is sufficient available land at NELHA, provided a revised or additional NELHA lease can be negotiated with acceptable terms. Under the terms of the existing NELHA leases, we could be required to remove improvements at the end of the lease terms. Based upon our analysis, we do not believe the projected cost for such removal to be reasonably estimable, and we also believe we are unlikely to incur such costs, given historical practices. However, conditions could change in the future and it is not possible to predict such changes or estimate any impact thereof. We also rent warehouse space in Rancho Cucamonga, California.

Item 3.	Legal Proceedings

From time to time, the Company may be involved in litigation and investigations relating to claims and matters arising out of its operations in the normal course of business. There were no significant legal matters outstanding as of March 31, 2025.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the OTCQB Venture Market under the symbol “CYAN”. The approximate number of holders of record of our common stock was 472 as of June 13, 2025.

We are prohibited from declaring any common stock dividends without the prior written consent of a lender per the conditions of an existing term loan agreement with such lender. We have never declared or paid cash dividends on our common stock. We currently do not anticipate paying any cash dividends on common stock.

The following table sets forth the Company’s common shares authorized for issuance under equity compensation plans as of March 31, 2025:

	Common shares to be issued upon exercise of options and restricted stock units outstanding (in shares)	Weighted- average exercise price of outstanding options and restricted stock units	Common shares available for future grant under equity compensation plans (in shares)
Equity compensation, plans approved by security holders	339,638	$2.09	1,237,031

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide a reader of our consolidated financial statements with a narrative of our financial condition, results of operations, liquidity and certain other factors that may affect our future results from the perspective of management.

Our MD&A should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K. A more comprehensive description of our products and markets for such products is provided in Part I. Item 1. Business.

Overview

We are an agricultural company and a world leader in the production of natural products derived from microalgae grown in complex and intricate agricultural systems on the Kona coast of Hawaii. We have core competency in cultivating and processing microalgae into high-value, high-quality natural products for the human dietary supplement market. We are unique in that our microalgae are grown in open ponds which, similar to natural land and plant-based horticulture, require favorable weather conditions.  In our case these conditions include consistent light, warm temperatures and low rainfall to achieve optimum production.  Equally important is a nutrient-rich environment, which requires the proper control and balance of necessary nutrients to support growth and yields.  Greater variability in these environmental factors more commonly occur in our winter growing season.

Our products are sold as consumer-packaged goods through natural products distributors, retailers and online channels, and direct to consumers, primarily in the U.S., as well as in bulk form to manufacturers, formulators and distributors worldwide in the health foods, cosmetic manufacturers and nutraceuticals and dietary supplement markets.

We will continue to focus on growing the market for our high quality, higher margin consumer products by emphasizing the higher nutritional content of our Hawaiian Spirulina Pacifica® and the multiple health benefits of our BioAstin® Hawaiian Astaxanthin®. We generated 21% and 18% of our revenues outside of the United States during the years ended March 31, 2025 and 2024, respectively. Competing in a global marketplace, we are influenced by the general economic conditions of the countries in which our customers operate, including adherence to our customers’ local governmental regulations and requirements. Since substantially all sales are made in U.S. currency, we have no material foreign exchange exposure.

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

Complex biological processes in the cultivation and processing of our microalgae are influenced by factors beyond our control—the weather, for example. As a result, we cannot be sure that adequate production levels will be consistent period over period. To the extent that our production levels are not sufficient to absorb these costs on a period basis, we recognize abnormal and non-inventoriable production costs, including fixed cost variances from normal production capacity, as an expense in the period incurred. Abnormal amounts of freight, handling costs and wasted material (spoilage) are recognized as current-period charges and fixed production overhead costs are allocated to inventory based on the normal capacity of production facilities. Normal capacity is defined as the production expected to be achieved over a number of periods or seasons under normal circumstances, taking into account the loss of capacity resulting from planned maintenance. To offset increased production costs, we seek ways to increase production efficiencies in volume yield, potency, and quality consistent with our commitment to produce high-value, high-quality products.

We utilize several third-party contractors for the encapsulation of our gelcaps, molding of our gummies and for the packaging of our finished products. Although these services are available from a limited number of sources, we believe that we have the ability to use other parties if any of the current contractors become unavailable.

During fiscal year 2025, we started seeing higher demand for our bulk products. Although we experienced a loss from operations, our higher manufacturing efficiencies and lower operating expenses resulted in a more favorable operating loss compared to the prior year by 45%.

Fiscal 2025 Summary:

●

Net sales for the year were $24.2 million, an increase of $1.1 million, or 5.0% from the prior year, driven primarily by a $1.9 million, or 63.2%, increase in bulk sales of spirulina and astaxanthin, offset by $1.0 million, or 5.3%, decrease in packaged sales of spirulina and astaxanthin.

●	The pretax loss for the year was $3.2 million compared to a pretax loss of $5.3 million in fiscal 2024.

●

Cash as of March 31, 2025 decreased by $0.4 million compared to last year primarily due to the net loss for the year and an increase in inventories, partially offset by draws on the line of credit - related party.

Fiscal 2024 Summary:

●

Net sales for the year were $23.1 million, a decrease of $0.1 million, or 0.5% from the prior year, driven primarily by a $1.0 million, or 12.0%, decrease in spirulina sales, offset by $0.9 million, or 6.3%, increase in astaxanthin sales.

●	The pretax loss for the year was $5.3 million compared to a pretax loss of $3.4 million in fiscal 2023.

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

Results of Operations for the 2025 and 2024 Fiscal Years

The following tables present selected consolidated financial data for each of the past two fiscal years ($ in thousands):

Consolidated Performance Summary	2025	2024
Net sales	$24,215	$23,071
Net sales increase (decrease)	5.0%	(0.5)%
Gross profit	$6,876	$5,945
Gross profit as % of net sales	28.4%	25.8%
Operating expenses	$9,384	$10,537
Operating expenses as % of net sales	38.8%	45.7%
Operating loss	$(2,508)	$(4,592)
Operating loss as % of net sales	(10.4)%	(19.9)%
Income tax expense	$(8)	$(7)
Net loss	$(3,203)	$(5,267)

Net sales by product	2025	2024
Packaged sales
Astaxanthin packaged	$13,145	$13,613
Astaxanthin packaged sales (decrease) increase	(3.4)%	11.3%
Spirulina packaged	$5,223	$5,779
Spirulina packaged sales (decrease) increase	(9.6)%	20.0%
Total Packaged sales	$18,368	$19,392
Total Packaged sales (decrease) increase	(5.3)%	13.8%

Bulk sales
Astaxanthin bulk	$2,593	$1,491
Astaxanthin bulk sales increase (decrease)	73.9%	(24.8)%
Spirulina bulk	$2,405	$1,572
Spirulina bulk sales increase (decrease)	53.0%	(55.6)%
Total Bulk sales	$4,998	$3,063
Total Bulk sales increase (decrease)	63.2%	(44.5)%

Contract extraction and R&D services revenue	$849	$616

Fiscal 2025 results compared with Fiscal 2024

Net Sales Net sales increased $1.1 million, or 5.0%, in fiscal year ended March 31, 2025 compared with fiscal year 2024. The increase was primarily driven by a $1.1 million, or 73.9% increase in astaxanthin bulk sales and $0.8 million, or 53.0% increase in spirulina bulk sales. During fiscal year 2025, we saw higher demand in bulk sales due to both timing of customer orders and increased demand. These increases were offset by a $1.0 million, or 5.3% decrease in both astaxanthin and spirulina packaged sales, primarily due to timing of shipments.

Gross Profit Gross profit as a percent of net sales increased by 2.6 percentage points compared to fiscal year 2024, which was the result of higher production volumes, which resulted in lower production costs for the current fiscal year.

Operating Expenses Operating expenses decreased $1.2 million, or 10.9% compared to fiscal year 2024. Selling and marketing expenses decreased primarily due to lower online selling fees, advertising and commissions, as well as lower research and development costs related to lower headcount.

Income Taxes We recorded an income tax expense of $8,000 in fiscal year 2025 for state taxes, compared to income tax expense of $7,000 in fiscal 2024.

Liquidity and Going Concern

The accompanying consolidated financial statements, as of and for the fiscal years ended March 31, 2025 and 2024, have been prepared assuming we will continue as a going concern.  The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  We sustained operating losses and negative cash flows from operations for these same periods.  Furthermore, as discussed below, we were not in compliance with two debt covenant requirements as of March 31, 2024 and 2025.  In June 2023, the Bank instituted a freeze on additional advances from the Revolving Credit Agreement (the “Line of Credit”).  These conditions raise substantial doubt about our ability to continue as a going concern.  The consolidated financial statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expense that may be necessary if we were unable to continue as a going concern.

As of March 31, 2025, we had cash of $0.3 million and working capital of $0.3 million compared to $0.7 million and $2.0 million, respectively, as of March 31, 2024. We had the Line of Credit with the Bank that provided for borrowings up to $2.0 million on a revolving basis, however, as part of the covenant waiver as of March 31, 2023, the borrowings under the Line of Credit were frozen. On October 13, 2023, the Bank converted the Line of Credit to a term loan in the amount of $1.48 million with an original maturity date of August 30, 2024 (the “2023 Loan”). As of March 31, 2025 and 2024, we had $0.8 million and $1.2 million, respectively, outstanding on the 2023 Loan (see Note 5 in the notes to consolidated financial statements).

We also have a loan facility with a related party that allows us to borrow up to $4.0 million on a revolving basis (the “Revolver”). As of March 31, 2025 and 2024, we had $3.0 million and $1.25 million, respectively, of outstanding borrowings on the Revolver, which were included in line of credit – related party on the consolidated balance sheets. The Revolver expires on April 12, 2026 (see Note 5 and 15 in the notes to consolidated financial statements).

As of March 31, 2025, we had $3.0 million of debt (the "2012 Loan") payable to the Bank that requires the payment of principal and interest monthly through August 2032. Pursuant to the 2012 Loan and 2023 Loan, we are subject to annual financial covenants, customary affirmative and negative covenants and certain subjective acceleration clauses. As of March 31, 2025, our debt service coverage ratio and current ratio fell short of the Bank’s annual requirement. On June 4, 2025, the Bank provided us with a letter waiving the covenant violations as of March 31, 2025, but noting that the Bank reserves its right to declare a default in the future if any covenants remain out of compliance at applicable measurement dates.  As of March 31, 2024, our debt service coverage ratio and current ratio fell short of the Bank’s annual requirement. On September 12, 2024, the Bank provided us with a letter waiving the covenant violations as of March 31, 2024.

In April 2019, we obtained a loan in the amount of $1.5 million from a related party. The proceeds were used to pay down accounts payable and for general operating capital purposes. On April 12, 2021, December 14, 2022, August 14, 2023, and August 9, 2024, we amended this loan (see Note 5 and 15 in the notes to consolidated financial statements). As of both March 31, 2025 and 2024, we had $1.0 million outstanding on the related party note. The loan matures on April 12, 2027.

We continue to experience a loss from operations and continue to rely on our funding source to provide liquidity. To address the resulting continued cash flow challenges, we continue to monitor cost savings initiatives implemented in fiscal year 2023. This includes: stopping or slowing production of inventory in alignment with current customer demand throughout the year, maintaining a reduced headcount and compensation, primarily through attrition and furloughs, respectively, and eliminating certain discretionary selling, general and administrative and research and development expenses. We have made some additional changes in the sales and marketing team by hiring a Head of Sales to strengthen our eCommerce footprint, optimize our marketing efforts and improve our retail strategy.

Funds generated by operating activities and available cash are our most significant sources of liquidity for working capital requirements, debt service and funding of maintenance levels of capital expenditures. We have developed our operating plan to produce a significant portion of the cash flows necessary to meet all financial requirements, with the remaining need for capital raising. Although we have a history of either being in compliance with debt covenants, or obtaining the necessary waivers, execution of our operating plan is dependent on many factors, some of which are not within our control. However, no assurances can be provided that we will achieve our operating plan and cash flow projections for the next fiscal years or our projected consolidated financial position as of March 31, 2026. Such estimates are subject to change based on future results and such change could cause future results to vary significantly from expected results.

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

Off-Balance Sheet Arrangements

As of March 31, 2025, we had no off-balance sheet arrangements or obligations.

Impact of Inflation

Inflationary factors such as increases in the costs of materials, utilities and labor directly affect our operations. We are also experiencing overall lower demand in packaged sales as consumers are feeling the impacts of higher inflation and are closely managing their discretionary expenses. The exact impact on our results is difficult to isolate and quantify given the macroeconomic environment. Most of our leases provide for cost-of-living adjustments and require us to pay for insurance and maintenance expenses, all of which are subject to inflation. Additionally, our future lease costs for new facilities may include potentially escalating costs of real estate and construction. There is no assurance that we will be able to pass on increased costs to our customers.

Depreciation expense is based on our historical cost of fixed assets and is therefore potentially less than it would be if it were based on current replacement cost. While property and equipment acquired in prior years will ultimately have to be replaced at higher prices, it is expected that replacement will be a gradual process over many years.

Cash Flows The following table summarizes our cash flows from operating, investing and financing activities for each of the past two fiscal years:

	2025	2024
	(in thousands)
Total cash is (used in) provided by:
Operating activities	$(1,193)	$(455)
Investing activities	(247)	(381)
Financing activities	990	569

Decrease in cash	$(450)	$(267)

Cash used in operating activities in fiscal 2025 was primarily the result of a net loss of $3.2 million and an increase of $0.5 million in inventories, offset partially by non-cash charges of $2.2 million.

Cash used in operating activities in fiscal 2024 was primarily the result of a net loss of $5.3 million and an increase of $0.8 million in accounts receivable, offset partially by non-cash charges of $2.4 million and a decrease of $3.4 million in inventories.

Cash used in investing activities in fiscal years 2025 and 2024 includes costs for acquiring equipment and leasehold improvements at our Kona facility.

Cash provided by financing activities in fiscal 2025 consisted primarily of additional draws on the related party line of credit of $1.8 million, partially offset by the paydown of $0.5 million on the 2023 Loan and $0.3 million of debt service payments.

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

Customer contract liabilities consist of customer deposits received in advance of fulfilling an order and are shown separately on the consolidated balance sheets. During the years ended March 31, 2025 and 2024, we recognized $45,000 and $26,000, respectively, of revenue from deposits that were included in contract liabilities as of March 31, 2024 and 2023, respectively. Our contracts have a duration of one year or less and therefore, we have elected the practical expedient of not disclosing revenues allocated to partially unsatisfied performance obligations.

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

Beginning in fiscal 2021 through fiscal year 2023, cultivation of astaxanthin was completed in the first six months of the fiscal year during the most productive months of the year due to the best growing conditions, compared to year-round cultivation in the prior fiscal years. In fiscal year 2024, cultivation of astaxanthin reverted back to year-round in order to manage staffing constraints, however, in fiscal year 2025, cultivation of astaxanthin was completed in the most productive nine months of the year. We calculate total production costs for the year based on normal capacity of production expected to be achieved in a year under normal circumstances. These costs are then allocated into inventory based on the period of production, not including abnormal production costs. Allocating fixed and overhead costs requires management’s judgement to determine when production is outside of the normal range of expected variation in production.

Management reviews inventory levels, inventory turnover, product age and product marketability quarterly to evaluate recoverability and determine if a write-off of inventory is deemed necessary.

Equipment and leasehold improvements - Equipment and leasehold improvements are reported at cost less accumulated depreciation and amortization. Self-constructed leasehold improvements include design, construction and supervision costs. These costs are recorded in construction in progress and are transferred to equipment and leasehold improvements when construction is completed, and the facilities are placed in service. Long-lived assets, such as property and equipment and purchased intangibles subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized to the extent that the carrying amount exceeds the asset’s fair value. We recognized $5,000 impairment of long-lived assets as of March 31, 2025, but did not recognize any impairment of long-lived assets as of March 31, 2024.

Stock-Based Compensation - We provide compensation benefits in the form of stock options, restricted stock units (“RSUs”) and restricted stock grants to employees and non-employee directors. Our stock-based compensation expense is based on the fair value of awards, adjusted for estimated forfeitures, and amortized on a straight-line basis over the requisite service period for stock options and RSUs. The fair value of stock options is estimated as of the date of grant using the Black-Scholes option pricing model. This model requires input assumptions for our expected dividend yield, expected stock price volatility, risk-free interest rate and the expected option term. Restricted stock and RSUs are valued at the fair value of our common stock as of the date of the grant. See Note 9 in the notes to our consolidated financial statements.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Cyanotech Corporation

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Cyanotech Corporation (a Nevada corporation) and its subsidiary (the “Company”) as of March 31, 2025, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2025, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and negative cash flows from operations, including for the fiscal year ended March 31, 2025.  Further, the Company was not in compliance with two debt covenant requirements as of March 31, 2025.  These conditions, along with other matters as set forth in Note 1, raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ BPM LLP

We have served as the Company’s auditor since 2024.

Walnut Creek, California

June 20, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Cyanotech Corporation

Opinion on the financial statements

We have audited the accompanying consolidated balance sheet of Cyanotech Corporation (a Nevada corporation) and subsidiary (the “Company”) as of March 31, 2024, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2024, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Going concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company sustained an operating loss and negative cash flows from operations for the fiscal year ended March 31, 2024.  Further, the Company was not in compliance with two debt covenant requirements at March 31, 2024.  These conditions, along with other matters as set forth in Note 1, raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We served as the Company’s auditor from 2008 through 2024.

Newport Beach, California

June 26, 2024 (except for Note 13, as to which the date is June 20, 2025)

CYANOTECH CORPORATION

CONSOLIDATED BALANCE SHEETS

March 31,

	2025	2024
	(in thousands, except share data)
ASSETS
Current assets:
Cash	$257	$707
Accounts receivable, net of allowance for credit losses of $16 in 2025 and $11 in 2024	1,953	2,102
Inventories	7,788	7,313
Prepaid expenses and other current assets	547	469
Total current assets	10,545	10,591
Equipment and leasehold improvements, net	8,927	10,109
Operating lease right-of-use assets, net	3,902	4,284
Other assets	116	128
Total assets	$23,490	$25,112

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,217	$1,439
Accrued expenses	715	757
Customer deposits	110	198
Operating lease obligations, current portion	555	530
Short term debt – bank	760	1,240
Line of credit – related party	3,000	1,250
Current maturities of long-term debt	2,886	3,140
Total current liabilities	10,243	8,554

Long-term debt – related party	1,000	1,000
Long-term operating lease obligations	3,363	3,744
Total liabilities	14,606	13,298

Commitments and contingencies

Stockholders’ equity:
Preferred stock of $0.01 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock of $0.02 par value, 50,000,000 shares authorized; 7,199,908 shares at March 31, 2025 and 6,947,246 shares at March 31, 2024 issued and outstanding	144	139
Additional paid-in capital	34,844	34,576
Accumulated deficit	(26,104)	(22,901)
Total stockholders’ equity	8,884	11,814
Total liabilities and stockholders’ equity	$23,490	$25,112

See accompanying notes to consolidated financial statements

CYANOTECH CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Fiscal years ended March 31,

	2025	2024
	(in thousands)

Net sales	$24,215	$23,071
Cost of sales	17,339	17,126
Gross profit	6,876	5,945
Operating expenses:
General and administrative	4,397	4,464
Sales and marketing	4,538	5,384
Research and development	449	689
Total operating expense	9,384	10,537
Loss from operations	(2,508)	(4,592)
Other income (expense):
Interest expense, net	(687)	(668)
Loss before income tax expense	(3,195)	(5,260)
Income tax expense	(8)	(7)
Net loss	$(3,203)	$(5,267)
Net loss per share:
Basic and diluted	$(0.45)	$(0.81)
Shares used in calculation of net loss per share:
Basic and diluted	7,071	6,531

See accompanying notes to consolidated financial statements

CYANOTECH CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Fiscal years ended March 31, 2025 and 2024

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	(in thousands, except share data)

Balances as of April 1, 2023	6,271,971	$125	$33,856	$(17,634)	$16,347
Proceeds from the sale of common stock, net of expenses	400,000	8	380	—	388
Issuances of common stock for Director Stock Grants	159,493	3	123	—	126
Issuances of common stock to Directors in lieu of cash for current year board fees	12,821	1	10	—	11
Issuance of common stock to Directors in lieu of cash for prior year board fees	17,672	—	15	—	15
Issuance of vested shares of restricted stock	135,272	3	(30)	—	(27)
Shares withheld for tax payments	(49,983)	(1)	—	—	(1)
Share-based compensation expense	—	—	222	—	222
Net loss	—	—	—	(5,267)	(5,267)
Balances as of March 31, 2024	6,947,246	139	34,576	(22,901)	11,814
Issuances of common stock for Director Stock Grants	116,049	2	92	—	94
Issuances of common stock to Directors in lieu of cash for current year board fees	26,492	1	19	—	20
Issuance of common stock to Directors in lieu of cash for prior year board fees	53,333	1	39	—	40
Issuance of vested shares of restricted stock	90,956	1	(15)	—	(14)
Shares withheld for tax payments	(34,168)	—	—	—	—
Share-based compensation expense	—	—	133	—	133
Net loss	—	—	—	(3,203)	(3,203)
Balances as of March 31, 2025	7,199,908	$144	$34,844	$(26,104)	$8,884

See accompanying notes to consolidated financial statements

CYANOTECH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Fiscal years ended March 31,

	2025	2024
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,203)	$(5,267)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	1,479	1,589
Loss on impairment of assets	5	—
Amortization of debt issue costs and other assets	25	(13)
Amortization of operating leases right-of-use assets	400	492
Share-based compensation expense	247	359
Provision for credit losses	5	22
Net (increase) decrease in assets:
Accounts receivable	144	(793)
Inventories	(473)	3,394
Prepaid expenses and other assets	(79)	2
Net increase (decrease) in liabilities:
Accounts payable	721	467
Accrued expenses	(2)	(329)
Customer deposits	(88)	109
Operating lease obligations	(374)	(484)
Other liabilities	—	(3)
Net cash used in operating activities	(1,193)	(455)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment and leasehold improvements	(247)	(381)
Net cash used in investing activities	(247)	(381)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on short term debt and line of credit – bank	(480)	(575)
Draws on short term debt and line of credit – bank	—	275
Draws on line of credit – related party	1,750	750
Principal payments on long-term debt – bank	(266)	(241)
Proceeds from the issuance of common stock, net of expenses	—	388
Taxes paid related to net share settlement of restricted stock units	(14)	(28)
Net cash provided by financing activities	990	569
Net decrease in cash	(450)	(267)
Cash at beginning of year	707	974
Cash at end of year	$257	$707

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$630	$583
Income taxes	$8	$6

See accompanying notes to consolidated financial statements

CYANOTECH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND BASIS OF PRESENTATION

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

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying consolidated financial statements include the accounts of Cyanotech Corporation and its wholly owned subsidiary, Nutrex Hawaii, Inc. (“Nutrex Hawaii” or “Nutrex”). The Company operates in one business segment and uses one measurement of profitability for its business.  Intercompany balances and transactions have been eliminated in consolidation.

Liquidity and Going Concern

The accompanying consolidated financial statements, as of and for the fiscal years ended March 31, 2025 and 2024, have been prepared assuming the Company will continue as a going concern.  The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company sustained operating losses and negative cash flows from operations for these same periods.  Furthermore, as discussed below, the Company was not in compliance with two debt covenant requirements as of March 31, 2025 and 2024. In June 2023, First Foundation Bank (the “Bank”) instituted a freeze on additional advances from the Revolving Credit Agreement (the “Line of Credit”).  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  The consolidated financial statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expense that may be necessary if the Company was unable to continue as a going concern.

As of March 31, 2025, the Company had cash of $257,000 and working capital of $302,000 compared to $707,000 and $2,037,000, respectively, as of March 31, 2024. The Company had the Line of Credit with the Bank that provided for borrowings up to $2,000,000 on a revolving basis, however, as part of the covenant waiver as of March 31, 2023, the borrowings under the Line of Credit were frozen. On October 13, 2023, the Bank converted the Line of Credit to a term loan in the amount of $1,480,000 with an original maturity date of August 30, 2024 (the “2023 Loan”). As of March 31, 2025 and 2024, the Company had $760,000 and $1,240,000 outstanding on the 2023 Loan, with a maturity date extended to March 31, 2026 (See Note 5).

The Company also has a loan facility with a related party that allows the Company to borrow up to $4,000,000 on a revolving basis (the “Revolver”). As of March 31, 2025 and March 31, 2024, the Company had $3,000,000 and $1,250,000, respectively, of outstanding borrowings on the Revolver, which were included in line of credit – related party on the consolidated balance sheets. The Revolver expires on April 12, 2026 (see Notes 5 and 15).

As of March 31, 2025, the Company had $2,954,000 of debt (“2012 Loan”) payable to the Bank that requires the payment of principal and interest monthly through August 2032. Pursuant to the 2012 Loan and 2023 Loan, the Company is subject to annual financial covenants, customary affirmative and negative covenants and certain subjective acceleration clauses. As of March 31, 2025, the Company’s debt service coverage ratio and current ratio fell short of the Bank’s annual requirement. On June 4, 2025, the Bank provided the Company with a letter waiving the covenant violations as of March 31, 2025, but noting that the Bank reserves its right to declare a default in the future if any covenants remain out of compliance at applicable measurement dates. As of March 31, 2024, the Company’s debt service coverage ratio and current ratio fell short of the Bank’s annual requirement. On September 12, 2024, the Bank provided the Company with a letter waiving the covenant violations as of March 31, 2024.

In April 2019, the Company obtained a loan in the amount of $1,500,000 from a related party. The proceeds were used to pay down accounts payable and for general operating capital purposes. On April 12, 2021, December 14, 2022, August 14, 2023, and August 9, 2024, the Company amended this loan (see Notes 5 and 15). As of both March 31, 2025 and 2024, the Company had $1,000,000 outstanding on the related party note. The loan matures on April 12, 2027.

The Company continues to experience a loss from operations and continues to rely on its funding source to provide liquidity. To address the resulting continued cash flow challenges, the Company continues to monitor cost savings initiatives implemented in fiscal year 2023. This includes: stopping or slowing production of inventory in alignment with current customer demand throughout the year, maintaining a reduced headcount and compensation, primarily through attrition and furloughs, respectively, and eliminating certain discretionary selling, general and administrative and research and development expenses. The Company has made some additional changes in the sales and marketing team by hiring a Head of Sales to strengthen its eCommerce footprint, optimize the Company’s marketing efforts and improve its retail strategy.

Funds generated by operating activities and available cash are the Company's most significant sources of liquidity for working capital requirements, debt service and funding of maintenance levels of capital expenditures. The Company has developed its operating plan to produce a significant portion of the cash flows necessary to meet all financial requirements, with the remaining need for capital raising. Although the Company has a history of either being in compliance with debt covenants, or obtaining the necessary waivers, execution of its operating plan is dependent on many factors, some of which are not within the control of the Company. However, no assurances can be provided that the Company will achieve its operating plan and cash flow projections for the next fiscal year or its projected consolidated financial position as of March 31, 2026. Such estimates are subject to change based on future results and such change could cause future results to vary significantly from expected results.

2.	SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of any contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the periods reported.  Management reviews these estimates and assumptions periodically and reflects the effect of revisions in the period that they are determined to be necessary.  Actual results could differ from those estimates and assumptions.

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

There were no financial assets or liabilities measured at fair value on a recurring basis as of March 31, 2025 and 2024.

Accounts Receivable, Accounts Payable, Accrued Expenses and Customer Deposits - Due to the short-term nature of these instruments, management believes that the carrying amounts approximate fair value.

Line of Credit, Revolver, Short-Term and Long-Term Debt - The carrying amount of the Line of Credit, Revolver and short and long-term debt approximates fair value as interest rates applied to the underlying debt are adjusted quarterly to market interest rates, which approximate current interest rates for similar debt instruments of comparable maturities.

Cash

Cash primarily consists of cash on hand and cash in bank deposits.

Concentration Risk

The Company maintains its cash accounts in banks located in Hawaii, which are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per bank.  The Company did not have a cash bank balances as of  March 31, 2025 that exceeded the balance insured by the FDIC. The Company had cash bank balances as of March 31, 2024 that exceeded the balance insured by the FDIC by $166,000.  A significant portion of revenues and accounts receivables are derived from a few major customers. For the fiscal year ended March 31, 2025, two customers individually accounted for 31% and 10% of the Company’s total net sales and for the fiscal year ended March 31, 2024, two customers individually accounted for 34% and 17% of the Company’s total net sales. Two customers accounted for 61% and 72% of the Company’s accounts receivable balance as of March 31, 2025 and 2024, respectively.

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

Accounting for Asset Retirement Obligations

Management evaluates on a quarterly basis the potential liability for asset retirement obligations under the Company’s lease for its principal facility and corporate headquarters. No liability has been recognized as of March 31, 2025 and 2024 (see Note 7).

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

Revenue is measured as the net amount of consideration expected to be received in exchange for fulfilling a performance obligation. The Company has elected to exclude sales, use and similar taxes from the measurement of the transaction price.  The amount of consideration expected to be received, and revenue recognized includes estimates of variable consideration, which includes costs for trade promotion programs, coupons, returns and early payment discounts.  Such estimates are calculated using historical averages adjusted for any expected changes due to current business conditions and experience. The Company reviews and updates these estimates at the end of each reporting period and the impact of any adjustments are recognized in the period the adjustments are identified. In assessing whether collection of consideration from a customer is probable, the Company considers the customer's ability and intent to pay that amount of consideration when it is due. Payment of invoices is due as specified in the underlying customer agreement, typically 30 days from the invoice date, which occurs on the date of transfer of control of the products to the customer. Revenue is recognized at the point in time that control of the ordered products is transferred to the customer. Generally, this occurs when the product is delivered, or in some cases, picked up from one of the Company’s distribution centers by the customer. Revenue from extraction services is recognized when control is transferred upon completion of the extraction process.

Customer contract liabilities consist of customer deposits received in advance of fulfilling an order and are shown separately on the consolidated balance sheets. During the years ended March 31, 2025 and 2024, the Company recognized $45,000 and $26,000, respectively, of revenue from deposits that were included in contract liabilities as of March 31, 2024 and 2023, respectively. The Company’s contracts have a duration of one year or less and therefore, the Company has elected the practical expedient of not disclosing revenues allocated to partially unsatisfied performance obligations.

Research and Development

Research and development costs are expensed as incurred and consist primarily of labor, benefits and outside research.

Advertising

Advertising costs are expensed as incurred. Total advertising expense for the years ended March 31, 2025 and 2024 was $1,123,000 and $1,308,000, respectively.

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

In evaluating a tax position for recognition, management evaluates whether it is more likely than not that a position will be sustained upon examination, including resolution of related appeals or litigation processes, based on the technical merits of the position. If the tax position meets the more likely than not recognition threshold, the tax position is measured and recognized in the Company’s consolidated financial statements as the largest amount of tax benefit that, in management’s judgment, is greater than 50% likely of being realized upon settlement. As of March 31, 2025 and 2024, there were no liabilities for income tax associated with unrecognized tax benefits.

The Company recognizes accrued interest related to unrecognized tax benefits as well as any related penalties in interest expense in its consolidated statements of operations. During the fiscal years ended March 31, 2025 and 2024, there were no accruals for the payment of interest and penalties related to uncertain tax positions.

Share-Based Compensation

The Company accounts for share-based payment arrangements using fair value. The Company currently has no liability-classified awards. Equity-classified awards, including grants of restricted stock, restricted stock units and employee stock options, are measured at the grant-date fair value of the award and are not subsequently remeasured unless an award is modified. The cost of equity-classified awards is recognized in the consolidated statements of operations over the period during which an employee is required to provide the service in exchange for the award, or the vesting period.  All stock-based compensation for restricted stock, restricted stock units and stock options has been classified as general and administrative expense in the consolidated statements of operations.

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

Per Share Amounts

Basic earnings (loss) per common share is calculated by dividing net income (loss) for the year by the weighted average number of common shares outstanding during the year. Diluted earnings per common share is calculated by dividing net income for the year by the sum of the weighted average number of common shares outstanding during the year plus the number of potentially dilutive common shares (“dilutive securities”) that were outstanding during the year. Dilutive securities include restricted stock units and stock options granted pursuant to the Company’s stock option plans. Dilutive securities related to the Company’s stock option plans are included in the calculation of diluted earnings per common share using the treasury stock method. Potentially dilutive securities are excluded from the computation of earnings per share in periods in which a net loss is reported, as their effect would be antidilutive. A reconciliation of the numerators and denominators of the basic and diluted income (loss) per common share calculations for the fiscal years ended March 31, 2025 and 2024 is presented in Note 11.

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

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which requires disclosure of incremental segment information on an annual and interim basis.  ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and it requires retrospective application to all prior periods presented in the financial statements.  The Company retrospectively adopted this new standard effective March 31, 2025. The adoption of ASU 2023-07 did not change the way that the Company identifies its reportable segment and, as a result, did not have a material impact on the Company’s segment related disclosure. See Note 13 for further information on the Company’s reportable segment.

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

In November 2024, the FASB issued ASU 2024-03, “Income Statement–Reporting Comprehensive Income–Expense Disaggregation Disclosures (Subtopic 220-40) Disaggregation of Income Statement Expenses” (“ASU 2024-03”), which enhances the disclosure of expenses on the income statement. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. The Company is currently evaluating ASU 2024-03 to determine its impact on the Company’s disclosures.

3.	INVENTORIES

Inventories consist of the following as of March 31, 2025 and 2024:

	2025	2024
	(in thousands)
Raw materials	$567	$1,149
Work in process	1,498	2,195
Finished goods	5,379	3,658
Supplies	344	311
Inventories	$7,788	$7,313

The Company had abnormal production capitalization of $112,000 for the fiscal year ended March 31, 2025 and abnormal production expense of $206,000 to cost of sales for the fiscal year ended March 31, 2024. The capitalization in fiscal year 2025 was primarily due to increased demand for bulk spirulina, which drove increased production volumes.

In fiscal year 2024, cultivation of astaxanthin was completed year-round in order to manage staffing constraints, however, in fiscal year 2025, cultivation of astaxanthin was completed in the most productive nine months of the year. The Company calculates total production costs for the year based on normal capacity of production expected to be achieved in a year under normal circumstances. These costs are then allocated into inventory based on the period of production, not including abnormal production costs. Allocating fixed and overhead costs requires management’s judgement to determine when production is outside of the normal range of expected variation in production.

Other non-inventoriable fixed costs of $90,000 and $467,000 were expensed to cost of sales for the fiscal years ended March 31, 2025 and 2024, respectively. In fiscal year 2024, these fixed costs were primarily due to lower overall production volumes with higher than normal excess capacity expense for the full year compared to the prior fiscal year.

Net realizable value adjustments for spirulina products of $22,000 and $256,000 were expensed to cost of sales for the fiscal year ended March 31, 2025 and 2024, respectively. In fiscal year 2024, this adjustment was primarily due to low production volumes with high fixed cost base.

4.	EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

Equipment and leasehold improvements, net consist of the following as of March 31, 2025 and 2024:

	2025	2024
	(in thousands)
Equipment	$21,972	$21,904
Leasehold improvements	15,138	15,075
Furniture and fixtures	419	419
	37,529	37,398
Less accumulated depreciation and amortization	(28,885)	(27,500)
Construction in-progress	283	211
Equipment and leasehold improvements, net	$8,927	$10,109

Management has determined that $5,000 of asset impairment existed as of March 31, 2025 and the impairment losses were included in other income (expense) on the consolidated statements of operations. Management has determined that no asset impairment existed as of March 31, 2024.

Depreciation and amortization expense were approximately $1,479,000 and $1,589,000 for the years ended March 31, 2025 and 2024, respectively.

5.	LINE OF CREDIT AND TERM DEBT

Total debt consists of the following at March 31, 2025 and 2024 as follows:

	2025	2024
	(in thousands)
Short-term debt – bank	$760	$1,240
Line of credit – related party	3,000	1,250
Long-term debt	2,954	3,220
Long-term debt – related party	1,000	1,000
Unamortized debt issuance costs	(68)	(80)
Less current maturities	(6,646)	(5,630)
Total long-term debt – related party	$1,000	$1,000

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

On October 13, 2023, the Bank converted the Line of Credit to the 2023 Loan in the amount of $1,480,000, with no further advances or disbursements under this facility, with an original maturity of August 30, 2024. On August 28, 2024, the Bank extended the maturity date of the 2023 Loan from August 30, 2024 to March 31, 2025. On June 2, 2025, the Bank extended the maturity date of the 2023 Loan from March 31, 2025 to March 31, 2026, at which time the full unpaid principal balance owed under the Credit Agreement, together with all interest, shall be due and payable in full. The 2023 Loan was amended to require four equal installments due May 2025 through August 2025 of $77,500 plus interest accrued, then beginning in September 2025, monthly payments of $40,000 plus interest accrued. All interest on the unpaid balance of the loan is accrued at the Wall Street Journal prime rate plus 2%, floating, provided that at no time shall the annual interest rate be less than 7.0%. As of March 31, 2025 and 2024, the Company had $760,000 and $1,240,000, respectively, outstanding on the 2023 Loan which bears interest at 7.5% and 8.5%, respectively, plus 2%. The 2023 Loan was included in current liabilities on the consolidated balance sheets.

In 2012, the Company executed the 2012 Loan with the Bank providing for $5,500,000 in aggregate borrowings secured by substantially all the Company’s assets, including a mortgage on the Company's interest in its lease at the National Energy Laboratory of Hawaii Authority, pursuant to a Term Loan Agreement dated August 14, 2012 (the “2012 Loan Agreement”). The 2012 Loan is evidenced by promissory notes in the amounts of $2,250,000 and $3,250,000, the repayment of which is partially guaranteed under the provisions of a United States Department of Agriculture (“USDA”) Rural Development Guarantee program. The proceeds of the 2012 Loan were used to acquire processing equipment and leasehold improvements at its Kona, Hawaii facility.

The provisions of the 2012 Loan required the payment of interest only for the first 12 months of the term; thereafter, and until its maturity on August 14, 2032, the obligation fully amortizes over nineteen (19) years. Interest on the 2012 Loan accrues on the outstanding principal balance at an annual variable rate equal to the published Wall Street Journal prime rate (7.5% and 8.5% at March 31, 2025 and 2024, respectively) plus 1.0% and is adjustable on the first day of each calendar quarter and fixed for that quarter, provided that at no time shall the annual interest rate be less than 5.5%. The balance under the 2012 Loan was $2,954,000 and $3,220,000 at March 31, 2025 and 2024, respectively, and was included in current maturities of long-term debt in the debt table above. See Loan Covenants, Violations and Waiver below.

The 2012 Loan included a one-time origination and guaranty fees totaling $214,500 and an annual renewal fee payable in the amount of 0.25% of the USDA guaranteed portion of the outstanding principal balance as of December 31 of each year, beginning December 31, 2012. The USDA guaranteed 80% of all amounts owing under the 2012 Loan. The balance in unamortized debt issuance costs was $68,000 and $80,000 at March 31, 2025 and 2024, respectively, and was included in current maturities of long-term debt in the debt table above.  See Loan Covenants, Violations and Waiver below.

Loan Covenants, Violations and Waiver

The Company’s 2023 Loan and 2012 Loan are subject to annual debt service and other financial covenants, including covenants which require the Company to meet key financial ratios and customary affirmative and negative covenants.  As of March 31, 2023, the Company was not in compliance with the required debt service coverage ratio, however, was in compliance with the two other covenants. Due to this violation, the Bank would be contractually entitled to require immediate repayment of the outstanding term loans and the outstanding line of credit balance. On June 22, 2023, the Bank issued the Company a letter waiving the covenant violation as of March 31, 2023, and implemented an immediate freeze on any and all further advances of the Credit Agreement through the maturity date. As of March 31, 2024, the Company was not incompliance with the debt service coverage and current ratio, however, was in compliance with the third covenant. On September 12, 2024, the Bank issued a letter waiving the covenant violations as of March 31, 2024, but noting that the Bank reserves its right to declare a default in the future, if any covenants remain out of compliance at applicable measurement dates. As of March 31, 2025, the Company was not in compliance with the debt service coverage and current ratio, however, was in compliance with the third covenant. On June 4, 2025, the Bank issued a letter waiving the covenant violations as of March 31, 2025, but there can be no assurance that the Bank will provide such a waiver and may declare a default if any covenants remain out of compliance at applicable measurement dates.

Although the 2012 Loan matures in August 2032, it is probable that a debt covenant violation occurs within the next twelve months.  Therefore, the 2012 Loan and related unamortized debt issuance costs are classified as current on the consolidated balance sheets as of March 31, 2025 and 2024.

Line of Credit and Debt – Related Party

In April 2019, the Company obtained a loan pursuant to the Skywords Note (as defined below in Note 15 Related Party Transactions) in the amount of $1,500,000 with a related party and the interest was payable quarterly.  The Skywords Note was originally due in April 2021. In April 2021, the Company amended the Skywords Note, which extended the maturity date to April 2024, converted $500,000 into the Revolver, adjusted the interest rate to reflect a floor of 5%, and granted a security interest in substantially all of the Company’s personal property assets, subject to limited exceptions. Concurrently, with the amendment and conversion of the original Skywords Note, the Company repaid in cash the principal amount of $500,000 plus accrued interest to date of $1,900 (see Note 15).  In December 2022, the Company further amended the Skywords Note to extend the maturity date to April 2025 and increase the Revolver to $1,000,000. On August 14, 2023, the Company further amended the Skywords Note to increase the Revolver to $2,000,000. On August 9, 2024, the Company further amended the Skywords Note to increase the Revolver from $2,000,000 to $4,000,000 and extend the maturity date to April 2026, as well as to extend the maturity date of the Skywords Note to April 12, 2027.

The balance under the Skywords Note was $1,000,000 at both March 31, 2025 and 2024, which was included in long-term debt in the debt table above. At March 31, 2025 and 2024, the balance under the Revolver was $3,000,000 and $1,250,000, respectively, which was included in line of credit – related party in the debt table above. Interest accrues on the outstanding principal balance and the Revolver at an annual variable rate equal to the published Wall Street Journal prime rate (7.5% and 8.5% at March 31, 2025 and 2024, respectively) plus 1.0% and is adjustable on the first day of each calendar quarter and fixed for that quarter, provided that at no time shall the annual interest rate be less than 5.0%.

Future principal payments, excluding unamortized debt issuance costs, under the term loans as of March 31, 2025 are as follows:

Fiscal year ending March 31	(in thousands)
2026	$3,714
2027	—
2028	1,000
Total principal payments	$4,714

6.	ACCRUED EXPENSES

Accrued expenses as of March 31, 2025 and 2024 consist of the following:

	2025	2024
	(in thousands)
Wages	$270	$234
Vacation	355	327
Interest and legal	22	32
Other accrued expenses	68	164
Total accrued expenses	$715	$757

7.	OPERATING LEASES

The Company’s principal facility and its corporate headquarters are located at the Natural Energy Laboratory of Hawaii Authority (“NELHA”) at Keahole Point in Kailua-Kona, Hawaii. The Company leases two properties from the State of Hawaii under a 40-year commercial lease expiring in 2035 and a 19-year commercial lease expiring in 2037. Under the terms of the existing NELHA leases, the Company could be required to remove improvements at the end of the lease terms. Under GAAP, an entity should recognize the fair value of a liability for an asset retirement obligation in the period in which the retirement obligation is incurred, if a reasonable estimate of fair value can be made. If such an estimate cannot be made in the period the asset retirement obligation is incurred, the liability should be recognized when the fair value can be reasonably estimated. Based on communications with NELHA, management does not believe the projected cost for such removal to be material to the consolidated financial statements, or likely, given historical practices. However, conditions could change in the future. It is not possible to predict such changes or estimate any impact thereof.

The Company leases facilities, equipment and land under non-cancelable operating leases expiring through 2037. One of its facility leases contains price escalations and a renewal option for five years. The NELHA land lease provides for contingent rentals in excess of minimum rental commitments based on a percentage of the Company’s sales. For fiscal years ended March 31, 2025 and 2024, there were no contingent rental payments.

Right-of-use assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Right-of-use assets and liabilities are based on the present value of lease payments over the lease terms, using the Company’s incremental borrowing rate based on the information available at recognition, and the Company has elected to exclude non-lease components. The Company also leases two 84-month solar leases for two of its buildings and a 48-month lease for equipment, which are included in the right-of-use assets and liabilities. As of March 31, 2025, the weighted average remaining lease terms of all operating leases was 8.6 years, the weighted average discount rate was 7.4% and the operating lease costs were $840,000. As of March 31, 2024, the weighted average remaining lease terms of all operating leases was 9.1 years, the weighted average discount rate was 7.3% and the operating lease costs were $818,000. For the fiscal year ended March 31, 2025, non-cash right-of-use assets obtained in exchange for operating lease obligations was $18,000, representing the lease renewal of one of the Company's equipment leases. There were no new leases for the fiscal year ended March 31, 2024.

Supplemental balance sheet information related to leases consists of the following as of:

Operating leases	Balance Sheet Classification	March 31, 2025	March 31, 2024
		(in thousands)
Right-of-use assets	Operating lease right-of-use assets	$6,167	$6,149
Accumulated lease amortization	Operating lease right-of-use assets	(2,265)	(1,865)
Total right-of-use assets		$3,902	$4,284

Current lease liabilities	Operating lease obligations	$555	$530
Non-current lease liabilities	Long-term operating lease obligations	3,363	3,744
Total lease liabilities		$3,918	$4,274

Maturities of lease liabilities as of March 31, 2025 are as follows:

Fiscal year ending March 31	(in thousands)
2026	$821
2027	826
2028	711
2029	443
2030	364
Thereafter	2,124
Total undiscounted lease payments	5,289
Less: present value discount	(1,371)
Total lease liabilities balance	$3,918

Rent expense, including contingent rent, under operating leases were $702,000 and $685,000 for the years ended March 31, 2025 and 2024, respectively. Property taxes paid to the states of Hawaii and California were $38,000 for both the fiscal years ended March 31, 2025 and 2024.

8.	OTHER COMMITMENTS AND CONTINGENCIES

From time to time, the Company may be involved in litigation and investigations relating to claims and matters arising out of its operations in the normal course of business. There were no significant legal matters outstanding at March 31, 2025.

As of March 31, 2025 and 2024, the Company had purchase obligations of $1,215,000 and $808,000, respectively, including agreements to purchase goods or services that are enforceable, are legally binding and specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The term of the minimum purchase agreement is for ten years, expiring in June 2034 and purchase obligations do not include agreements that are cancelable without penalty.

9.	SHARE-BASED COMPENSATION

As of March 31, 2025, the Company had two equity-based compensation plans: the 2016 Equity Incentive Plan (the “2016 Plan”) and the 2024 Independent Director Stock Option and Restricted Stock Grant Plan (the “2024 Directors Plan”). These plans allow the Company to award stock options, restricted stock units and shares of restricted common stock to eligible employees, certain outside consultants and independent directors. The Company has also issued stock options, which remain outstanding as of March 31, 2025, under the 2014 Independent Director Stock Option and Restricted Stock Grant Plan and Amendment (the “2014 Directors Plan”), an equity-based compensation plan which expired in accordance with its terms on August 22, 2024. This plan allowed the Company to award stock options and shares of restricted common stock to independent directors.

On August 25, 2016, the Company’s shareholders approved the 2016 Plan, authorizing the Board of Directors to provide incentive to the Company’s officers, employees and certain independent consultants through equity-based compensation in the form of stock options, restricted stock, restricted stock units, stock appreciation rights and other stock-based awards (together, “Stock Awards”) and performance shares and performance units (together, “Performance Awards”). Awards under the 2016 Plan are limited to the authorized amount of 1,300,000 shares, up to 600,000 of which are available for issuance in connection with Performance Awards and Stock Awards. As of March 31, 2025, there were 632,905 shares available for grant under the 2016 Plan.

On August 22, 2024, the Company’s shareholders approved the 2024 Directors Plan authorizing the Board of Directors to provide incentive to the Company’s independent directors through equity-based compensation in the form of stock options and restricted stock. As of March 31, 2025, there were 604,126 shares available for grant under the 2024 Directors Plan.

On August 28, 2014, the Company’s shareholders approved the 2014 Directors Plan authorizing the Board of Directors to provide incentive to the Company’s independent directors through equity-based compensation in the form of stock options and restricted stock. Awards under the 2014 Directors Plan were limited to the authorized amount of 350,000 shares. At the 2021 Annual Meeting of Shareholders, the stockholders of the Company approved an amendment to the 2014 Directors Plan to increase the number of shares of common stock available for issuance under the plan by 300,000 shares. As of March 31, 2025, there were no shares available for grant under the 2014 Directors Plan.

The following table presents shares authorized, available for future grant and outstanding under each of the Company’s equity-based compensation plans:

	As of March 31, 2025
	Authorized	Available	Outstanding
2016 Plan	1,300,000	632,905	327,638
2024 Directors Plan	800,000	604,126	195,874
2014 Directors Plan	—	—	12,000
Total	2,100,000	1,237,031	535,512

Stock Options

All stock option grants made under the equity-based compensation plans were issued at exercise prices no less than the Company’s closing stock price on the date of grant. Stock options under the 2016 Plan, 2024 Directors Plan and 2014 Directors Plan (together, the “Stock Plans”) were determined by the Board of Directors or the Compensation Committee of the Board of Directors in accordance with the provisions of the respective plans. The terms of each stock option grant include vesting, exercise, and other conditions are set forth in a Stock Option Agreement evidencing each grant. No stock option can have a life in excess of ten (10) years. The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option pricing model. The model requires various assumptions, including a risk-free interest rate, the expected term of the stock options, the expected stock price volatility over the expected term of the stock options, and the expected dividend yield. Compensation expense for employee stock options is recognized ratably over the vesting term. Compensation expense recognized for options issued under the Stock Plans was $54,000 and $98,000 for the fiscal years ended March 31, 2025 and 2024, respectively.

A summary of option activity under the Stock Plans for the fiscal years ended March 31, 2025 and 2024 are presented below:

Option Activity	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of April 1, 2023	253,000	$2.88	7.5	$—
Granted	50,000	0.79
Expired	(6,000)	5.56
Outstanding as of March 31, 2024	297,000	$2.47	7.1	$—
Granted	50,000	0.78
Expired	(25,000)	2.57
Outstanding as of March 31, 2025	322,000	$2.20	6.7	$—
Exercisable as of March 31, 2025	222,000	$2.64	5.8	$—
Vested and expected to vest as of March 31, 2025	316,216	$2.22	6.7	$—

The aggregate intrinsic value in the table above is before applicable income taxes and represents the excess amount over the exercise price optionees would have received if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price of $0.35 and $0.29 as of  March 31, 2025 and 2024, respectively. No stock options were exercised during fiscal year 2025 or 2024.

A summary of the Company’s non-vested options for the year ended March 31, 2025 is presented below:

Nonvested Options	Shares	Weighted Average Grant-Date Fair Value
Nonvested as of April 1, 2024	125,000	$1.16
Granted	50,000	0.15
Vested	(75,000)	1.28
Nonvested as of March 31, 2025	100,000	$0.56

The weighted average grant-date fair value of stock options granted during fiscal years 2025 and 2024 was $8,000 and $24,000, respectively. The total grant-date fair value of stock options that vested during fiscal years 2025 and 2024 were $96,000 and $99,000, respectively.

The following table summarizes the weighted average characteristics of outstanding stock options as of March 31, 2025:

			Outstanding Options			Exercisable Options
Range of Exercise Prices			Number of Shares	Remaining Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$0.78	-	$2.20	105,000	8.8	$0.85	21,667	$1.09
$2.21	-	$2.34	100,000	5.3	$2.29	100,000	$2.29
$2.35	-	$3.20	55,000	6.1	$2.91	55,000	$2.91
$3.21	-	$5.91	62,000	6.0	$3.73	45,333	$3.84
Total stock options			322,000	6.7	$2.20	222,000	$2.64

The range of fair value assumptions and other information related to options granted during the fiscal years ended March 31, 2025 and 2024 were as follows:

	2025	2024
Exercise Price	$0.78	$0.48
Volatility	0%	61.63%
Risk-Free Rate	3.58%	4.34%
Vesting Period (in years)	3.0	3.0
Forfeiture Rate	0%	16%
Expected Term (in years)	6.0	6.0
Dividend Rate	0%	0%

Total unrecognized stock-based compensation expense related to all unvested stock options was $35,000 and $58,000 at March 31, 2025 and 2024, respectively, which is expected to be expensed over a weighted average period of 1.7 years and 1.3 years, respectively.

Restricted Stock

Grants of fully vested restricted stock issued to Non-Employee Directors during fiscal years 2025 and 2024 was 116,049 and 159,493 shares, respectively. Compensation expense recognized for fully vested restricted stock grants issued under the 2024 Directors Plan and 2014 Directors Plan was $94,000 and $126,000 for the fiscal years ended March 31, 2025 and 2024, respectively.

To reduce the Company’s ongoing cash expenses, the Nominating and Corporate Governance Committee of the Board of Directors adopted a resolution allowing each director to elect to receive his or her quarterly director fees in the form of restricted stock in lieu of cash. One Board member elected to receive shares of restricted stock in lieu of cash for prior and current year’s quarterly board fees and on September 10, 2024, a total of 66,667 shares of fully vested restricted stock were issued. One Board member elected to receive shares of restricted stock in lieu of cash for the second quarter of fiscal 2025 and on October 1, 2024, 13,158 shares of fully vested restricted stock were issued. For the fiscal year ended March 31, 2025, compensation expense of $20,000 was recognized for the current year’s quarterly board fees. Compensation expense related to these prior year’s quarterly board fees were recognized in fiscal year ended 2024 in the amount of $40,000.

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

Restricted Stock Units

RSUs are service-based awards granted to eligible employees under our 2016 Plan.  RSUs represents a right to one share of the Company’s common stock upon vesting. The RSUs are not entitled to voting rights until vested and generally vest over a one-to-three-year period, subject to the employees’ continued employment with the Company on each vesting date. The fair value of RSUs is based on the closing price of the Company’s common stock on the date of the grant and is amortized to share-based compensation expense over the estimated life of the award, generally the vesting period. Compensation expense recognized for RSUs issued under the 2016 Plan was $79,000 and $124,000 for the years ended March 31, 2025 and 2024, respectively.

The following table summarizes information related to awarded RSUs:

Nonvested Restricted Stock Units	Shares	Weighted Average Grant Price
Nonvested restricted stock units as of April 1, 2023	70,334	$3.04
Granted	204,964	$0.49
Vested	(135,272)	$1.00
Forfeited	(9,206)	$2.12
Nonvested restricted stock units as of March 31, 2024	130,820	$1.23
Vested	(90,956)	$1.00
Forfeited	(22,226)	$0.93
Nonvested restricted stock units as of March 31, 2025	17,638	$2.76

Total unrecognized stock-based compensation expense related to unvested restricted stock units was $25,000 and $98,000 as of  March 31, 2025 and 2024, respectively, which is expected to be expensed over a weighted average period of 0.4 years and 1.2 years, respectively.

10.	COMMON, PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

The Company has authorized a total of 60 million shares of which 50 million shares are authorized common stock and 10 million shares are authorized preferred stock. None of the preferred stock was issued or outstanding at March 31, 2025 and 2024. Under the terms of the Company’s Amended and Restated Articles of Incorporation, the Board of Directors is authorized to determine or alter the rights, preferences, privileges and restrictions of the Company’s authorized but unissued shares of preferred stock.

On December 15, 2023, the Company completed a private placement (the “Private Placement”) of an aggregate of 400,000 shares (the “Private Placement Shares”) of its common stock, par value $0.02 per share (the “Common Stock”), at a price of $1.00 per share for gross proceeds of $400,000. The Private Placement Shares were issued pursuant to the exemption from registration under the Securities Act of 1933, as amended (the “Securities Act”), provided by Section 4(a)(2) of the Securities Act to one investor, the Company’s Chairman of the Board, and pursuant to a Subscription Agreement (the “Subscription Agreement”), dated December 15, 2023. The Company incurred legal expenses of $12,000 related to this transaction during the fiscal year ended March 31, 2024. The net proceeds of $388,000 from the Private Placement were used by the Company for general working capital purposes.

The Private Placement Shares are restricted securities under applicable federal securities laws and are subject to certain piggyback registration rights as provided for in the Subscription Agreement.

11.	EARNINGS (LOSS) PER SHARE

Basic loss per share is computed on the basis of the weighted average number of common shares outstanding. Diluted loss per share is computed on the basis of the weighted average number of common shares outstanding plus the potentially dilutive effect of outstanding stock options and unvested restricted stock units using the treasury stock method.

Reconciliations between the numerator and the denominator of the basic and diluted loss per share computations for the fiscal years ended March 31, 2025 and 2024 are as follows:

	Net Loss (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except per share amounts)
Year ended March 31, 2025:
Basic and diluted loss per share	$(3,203)	7,071	$(0.45)
Year ended March 31, 2024:
Basic and diluted loss per share	$(5,267)	6,531	$(0.81)

Basic and diluted per share amounts are the same in periods of a net loss because common share equivalents are anti-dilutive when a net loss is recorded. Restricted stock units become dilutive within the period granted and remain dilutive until the units vest and are then included in the calculation of basic earnings per share.

12.	PROFIT SHARING AND 401(K) PLAN

The Company sponsors a profit sharing plan for all employees not covered under a separate management incentive plan. Under the profit sharing plan, a percentage determined by the Board of Directors of pre-tax profits on a quarterly basis may be allocated to non-management employees at management’s discretion. The profit sharing bonus may be distributed all in cash on an after-tax basis or distributed half in cash (on an after-tax basis) and the remainder deposited in an employee’s 401(k) account on a pre-tax basis. Employees may also make voluntary pre-tax contributions to their 401(k) accounts. There was no compensation expense under this plan for the fiscal years ended March 31, 2025 or 2024. Additionally, the Company has the discretion to make a retirement contribution to all employees individual 401(k) accounts equal to two percent of each employee’s base pay for each bi-weekly pay period on a pre-tax basis. Retirement expense under this plan was approximately $6,000 and $82,000 for the fiscal years ended March 31, 2025 and 2024, respectively.

13.	SEGMENT REPORTING, PRODUCT LINE AND GEOGRAPHIC INFORMATION

Segment Reporting

Operating segments are identified as components of an entity about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company determined that based on the regularly reviewed and provided financial package to its Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), that the CEO and CFO together are its singular Chief Operating Decision Maker.  Additionally, the Company determined that due to its sole focus on the cultivation and production of microalgal products, the Company views its operations and manages its business as one operating and reportable segment focused on the manufacture and distribution of natural products derived from microalgae, astaxanthin and spirulina.

The CEO and CFO together, are the chief operating decision maker (the “CODM”) and manages the business based on consolidated financial results and use consolidated net income or loss, including significant operating expenses, for the purpose of assessing performance, allocating resources across departments and making operating decisions.

The CODM uses consolidated income (loss) from operations and operating expenses to monitor actual results versus budget and prior year’s results, which facilitates the assessment of the Company’s performance in line with the Company’s strategic goals. Monitoring of budget versus actual results are used in assessing performance of the segment and in establishing management’s compensation.

All revenue, operating expenses and assets attributed to this one segment are reflected in the consolidated financial statements. The Company’s significant segment expenses align with the categories on the consolidated statements of operations. The measure of segment assets is reported on the consolidated balance sheets as total consolidated assets. All segment long-lived assets are located in the United States of America.

Disaggregation of Revenue

The following table represents revenue disaggregated by major product line and extraction services for the fiscal years ended March 31, 2025 and 2024:

	2025	2024
	(in thousands)
Packaged sales
Astaxanthin packaged	$13,145	$13,613
Spirulina packaged	5,223	5,779
Total packaged sales	18,368	19,392

Bulk sales
Astaxanthin bulk	2,593	1,491
Spirulina bulk	2,405	1,572
Total bulk sales	4,998	3,063

Contract extraction and R&D services revenue	849	616
Total net sales	$24,215	$23,071

Cost of sales for contract extraction and R&D services for the fiscal years ended March 31, 2025 and 2024 were $634,000 and $358,000, respectively.

Net sales by geographic region for the fiscal years ended March 31, 2025 and 2024 are as follows:

	2025		2024
	(in thousands)
Net sales(1):
United States	$19,051	79%	$18,886	82%
Asia / Pacific	1,061	4%	1,247	5%
Europe	2,638	11%	1,596	7%
Other	1,465	6%	1,342	6%
	$24,215	100%	$23,071	100%

(1)	Net sales are attributed to countries based on location of customer.

14.	INCOME TAXES

Income tax expense for the fiscal years ended March 31, 2025 and 2024 consisted of:

	2025	2024
	(in thousands)
Current:
Federal	$—	$—
State	(8)	(7)
Total current expense	(8)	(7)
Deferred:
Federal	—	—
State	—	—
Total deferred expense	—	—
Income tax expense	$(8)	$(7)

The following table reconciles the amount of income taxes computed at the federal tax rate of 21% for each of the fiscal years ended March 31, 2025 and 2024, to the amount reflected in the Company’s consolidated statements of operations for the fiscal years ended March 31, 2025 and 2024:

	2025	2024
	(in thousands)
Tax provision at federal statutory income tax rate	$866	$1,457
Stock-based compensation	(30)	(44)
Increase in valuation allowance	(814)	(1,404)
State and local income taxes, net of federal tax benefit	(6)	(6)
Expired losses	—	—
Deferred tax true-up	(11)	(25)
Other, net	(13)	15
Income tax expense	$(8)	$(7)

The tax effects of temporary differences related to various assets, liabilities and carry forwards that give rise to deferred tax assets and deferred tax liabilities as of March 31, 2025 and 2024 are as follows:

	2025	2024
	(in thousands)
Deferred tax assets:
Net operating loss carry forwards	$5,054	$4,471
Inventory	107	213
Compensation accrual	83	109
Tax credit carry forwards	20	28
Interest limitation	433	268
Operating lease right-of-use assets	1,062	1,184
Section 174 Costs	246	223
Other	11	9
Gross deferred tax assets	7,016	6,505
Less valuation allowance	(5,208)	(4,394)
Net deferred tax assets	1,808	2,111

Deferred tax liabilities:
Operating lease obligations	(1,058)	(1,186)
Depreciation and amortization	(750)	(925)
Net deferred tax liabilities	(1,808)	(2,111)
Net deferred tax assets (liabilities)	$—	$—

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

As of March 31, 2025 and 2024, the Company has concluded that a valuation allowance was appropriate in light of the significant negative evidence, which was objective and verifiable and primarily due to the cumulative losses in recent years.

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

As of March 31, 2025, the Company has net operating loss carry forwards and tax credit carry forwards available to offset future federal income tax as follows:

Expires March 31,	Federal Net Operating Loss	State Net Operating Losses	Research and Experimentation Tax Credit
	(in thousands)
2026	$159	$—	$2
2027	2,665	—	—
2028	1,612	—	1
Thereafter	2,767	17,982	17
Indefinite	12,017	—	—
	$19,220	$17,982	$20

As of March 31, 2025, the Company has federal net operating loss carry forwards of $19,220,000, of which $7,203,000 of the losses carried forward were generated prior to the 2018 tax year and have a 20 year carry forward and are available to offset 100% of taxable income. The remaining $12,017,000 of the losses were generated in tax years 2018 or later, which have an unlimited carry forward and are limited to 80% of taxable income. At March 31, 2025, the Company had state tax net operating loss carry forwards available to offset future California state taxable income of $6,070,000. These carry forwards expire March 31, 2037 through 2045. As of March 31, 2025, the Company had state tax net operating loss carry forwards available to offset future Hawaii state taxable income of $10,959,000. These carry forwards expire March 31, 2030 through 2045. As of March 31, 2025, the Company had $953,000 of net operating loss carry forwards between the remaining states that it files in.

The following, in general, represents the open tax years and jurisdictions that the Company used in its evaluation of tax positions. The Company has unused net operating losses carried forward, which cause the statute to remain open up to the amount of unused loss with the statute not begin until the year in which they are used.

Open tax years ending March 31,			Jurisdiction
2022	-	2025	U.S. Federal
2022	-	2025	State of Hawaii
2021	-	2025	State of California

15.	RELATED-PARTY TRANSACTIONS AND BALANCES

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

On August 9, 2024, the Company entered into the Third Amendment (the “Third Amendment”) to the Skywords Amended Note. The Third Amendment extends the maturity date to April 12, 2026 and increased the revolving amount that the Company may borrow from time to time under the Skywords Note from $2,000,000 to $4,000,000. The Third Amendment also extended the maturity date of the Skywords Note to April 12, 2027.

At both March 31, 2025 and 2024, the Skywords Note principal balance was $1,000,000, and was included in long-term debt on the consolidated balance sheets. At March 31, 2025 and 2024, the balance on the Revolver was $3,000,000 and $1,250,000, respectively, and was included in line of credit – related party on the consolidated balance sheets. At March 31, 2025 and 2024, the interest rates were 7.5% and 8.5%, respectively.

On May 2, 2025, the Company entered into the Fourth Amendment (the “Fourth Amendment”) to the Skywords Amended Note. To assist in reducing the Company’s ongoing cash outflows, the Fourth Amendment allows the Company to elect to pay the interest accrued during the fiscal year ended March 31, 2026 in the form of its common stock in lieu of cash. All other terms of the Skywords Amended Note remain the same.

16.	SUBSEQUENT EVENTS

The Company had no additional subsequent events, other than those mentioned in Note 5 regarding the extension of the Line of Credit and the receipt of the letter waiving the debt covenant violations and Note 15 regarding the Fourth Amendment to the Skywords Amended Note.

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

Management’s Report on Internal Control over Financial Reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management evaluated the effectiveness of our internal control over financial reporting as of March 31, 2025. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control - Integrated Framework” (2013 Framework). Based on our assessment, using those criteria, management concluded that our internal control over financial reporting was effective as of March 31, 2025.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2025 that has materially affected, or was reasonably likely to materially affect, our internal control over financial reporting.

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

Information with respect to Directors may be found under captions “Proposal One: Election of Directors,” “Board Meetings and Committees,” “Director Compensation,” “Security Ownership of Certain Beneficial Owners and Management: and “Compliance with Section 16(a) of the Exchange Act” contained in Cyanotech’s definitive 2025 Proxy Statement. Information on Executive Officers may be found under the caption “Executive Officers” contained in Cyanotech’s definitive 2025 Proxy Statement.

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

The information required by this Item is incorporated herein by reference from the sections captioned “Executive Compensation and Other Information,” “Equity Compensation Plan Information” and “Option Grants in Fiscal Year 2025,” contained in Cyanotech’s definitive 2025 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The security ownership information required by this Item is incorporated herein by reference from the sections captioned “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” contained in Cyanotech’s definitive 2025 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item, if any, is incorporated herein by reference from the sections captioned “Related Party Transactions” contained in Cyanotech’s definitive 2025 Proxy Statement.

Item 14.	Principal Accountant Fees and Services

Information concerning principal accountant fees and services appears under the heading “Independent Registered Public Accounting Firm’s Fees” in Cyanotech’s definitive 2025 Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statements Schedules

(a)		Financial Statements and Schedule

	(1)	The following Financial Statements of Cyanotech Corporation and the Report of Independent Registered Public Accounting Firm are included in Item 8 of this report:
		Report of Independent Registered Public Accounting Firm (PCAOB ID Number 207)	26
		Report of Independent Registered Public Accounting Firm (PCAOB ID Number 248)	27
		Consolidated Balance Sheets as of March 31, 2025 and 2024	28
		Consolidated Statements of Operations for the fiscal years ended March 31, 2025 and 2024	29
		Consolidated Statements of Stockholders’ Equity for the fiscal years ended March 31, 2025 and 2024	30
		Consolidated Statements of Cash Flows for the fiscal years ended March 31, 2025 and 2024	31
		Notes to Consolidated Financial Statements	32

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

10.4

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

10.5	2014 Independent Director Stock Option and Restricted Stock Grant Plan (Incorporated by reference to the Company’s Definitive Proxy Statement filed July 18, 2014)
10.6	2014 Independent Director Stock Option and Restricted Stock Grant Plan and Amendment (Incorporated by reference to the Company’s Definitive Proxy Statement filed on July 15, 2021)
10.7	2016 Equity Incentive Plan (Incorporated by reference to the Company’s Definitive Proxy Statement filed July 15, 2016.
10.8

Revolving Credit Agreement, by and between First Foundation Bank and the Company, dated June 3, 2016. (Incorporated by reference as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 1, 2016).

10.9

Supplemental Agreement No. 1 to Modify Sublease No. K-26, by and among LLC, the Natural Energy Laboratory of Hawaii Authority, and the Company, effective as of October 1, 2018 (Incorporated by reference as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 7, 2018)

10.10

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

10.12

Executive Employment Agreement, dated as of September 28, 2020, by and between Felicia Ladin and Cyanotech Corporation (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 1, 2020)

10.13

Amended and Restated Promissory Note, dated April 12, 2021, by and between Skywords Family Foundation, Inc. and Cyanotech Corporation (Incorporated by reference as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 16, 2021)

10.14

Intercreditor and Subordination Agreement, dated April 12, 2021, by and between First Foundation Bank, Skywords Family Foundation, Inc. and Cyanotech Corporation (Incorporated by reference as Exhibit 10.2 to the Company’s Current Report on Form 8-K file April 16, 2021)

10.15

Executive Employment Agreement, dated as of June 16, 2022, by and between Matthew K. Custer and Cyanotech Corporation (Incorporated by reference as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 22, 2022)

10.16

First Amendment to Amended and Restated Promissory Note, dated December 14, 2022, by and between Skywords Family Foundation, Inc. and Cyanotech Corporation (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 19, 2022)

10.17

Subscription Agreement, dated December 15, 2023, by and between The Michael Arlen Davis Revocable Trust and Cyanotech Corporation (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 19, 2023)

10.18	Clawback Policy (Effective October 2, 2023) (Incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for fiscal year ended March 31, 2024, filed on June 26, 2024)
10.19

Second Amendment to Amended and Restated Promissory Note, dated August 14, 2023, by and between Skywords Family Foundation, Inc. and Cyanotech Corporation (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 17, 2023)

10.20

Third Amendment to Amended and Restated Promissory Note, dated August 9, 2024, by and between Skywords Family Foundation, Inc. and Cyanotech Corporation (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 13, 2024)

10.21	2024 Independent Director Stock Option and Restricted Stock Grant Plan (Incorporated by reference to the Company’s Definitive Proxy Statement filed on July 11, 2024)
19.1

Insider Trading Policy (Adopted August 29, 2011, Updated Effective December 1, 2023) (Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for fiscal year ended March 31, 2024, filed on June 26, 2024)

21.1	Subsidiaries of the Company (Incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2012, File No. 0-14602)
23.1*	Consent of Independent Registered Public Accounting Firm
23.2*	Consent of Independent Registered Public Accounting Firm
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of June 20, 2025.
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of June 20, 2025.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed as of June 20, 2025.
99.1*	Press Release dated June 20, 2025.
101

The following financial information from our Annual Report on Form 10-K for fiscal year ended March 31, 2025, filed with the SEC on June 20, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets at March 31, 2025 and 2024, (ii) the Consolidated Statements of Operations for the fiscal years ended March 31, 2025 and 2024, (iii) the Consolidated Statements of Stockholders’ Equity for the fiscal years ended March 31, 2025 and 2024, (iv) the Consolidated Statements of Cash Flows for the fiscal years ended March 31, 2025 and 2024, and (v) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)
* Included herewith. Other exhibits were filed as shown above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 20 day of June, 2025.

CYANOTECH CORPORATION

By:	/s/ Matthew K. Custer
Matthew K. Custer
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Matthew K. Custer	President and Chief Executive Officer	June 20, 2025
Matthew K. Custer	(Principal Executive Officer)

/s/ Jennifer C. Rogerson	Chief Financial Officer, Vice President—Finance and	June 20, 2025
Jennifer C. Rogerson	Administration, and Treasurer (Principal Financial Officer)

/s/ Michael A. Davis	Chairman of the Board	June 20, 2025
Michael A. Davis

/s/ David M. Mulder	Director	June 20, 2025
David M. Mulder

/s/ David L. Vied	Director	June 20, 2025
David L. Vied

Exhibit Number	Document Description
3.1	Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, filed November 9, 2012, File No. 0-14602)
3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to the Company’s Report on Form 8-K filed January 13, 2010, File No. 0-14602)
4.1	Specimen Common Stock (Incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2007, File No. 0-14602)
4.2	Description of the Registrant’s Securities (Incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2023, File No. 0-14602)
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

10.4

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

10.5	2014 Independent Director Stock Option and Restricted Stock Grant Plan (Incorporated by reference to the Company’s Definitive Proxy Statement filed July 18, 2014)
10.6	2014 Independent Director Stock Option and Restricted Stock Grant Plan and Amendment (Incorporated by reference to the Company’s Definitive Proxy Statement filed on July 15, 2021)
10.7	2016 Equity Incentive Plan (Incorporated by reference to the Company’s Definitive Proxy Statement filed July 15, 2016)
10.8

Revolving Credit Agreement, by and between First Foundation Bank and the Company, dated June 3, 2016. (Incorporated by reference as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 1, 2016).

10.9

Supplemental Agreement No. 1 to Modify Sublease No. K-26, by and among Cellana LLC, the Natural Energy Laboratory of Hawaii Authority, and the Company, effective as of October 1, 2018 (Incorporated by reference as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 7, 2018)

10.10

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

10.12

Executive Employment Agreement, dated as of September 28, 2020, by and between Felicia Ladin and Cyanotech Corporation (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 1, 2020).

10.13

Amended and Restated Promissory Note, dated April 12, 2021, by and between Skywords Family Foundation, Inc. and Cyanotech Corporation (Incorporated by reference as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 16, 2021).

10.14

Intercreditor and Subordination Agreement, dated April 12, 2021, by and between First Foundation Bank, Skywords Family Foundation, Inc. and Cyanotech Corporation (Incorporated by reference as Exhibit 10.2 to the Company’s Current Report on Form 8-K file April 16, 2021).

10.15

Executive Employment Agreement, dated as of June 16, 2022, by and between Matthew K. Custer and Cyanotech Corporation (Incorporated by reference as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 22, 2022)

10.16

First Amendment to Amended and Restated Promissory Note, dated December 14, 2022, by and between Skywords Family Foundation, Inc. and Cyanotech Corporation (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 19, 2022)

10.17

Subscription Agreement, dated December 15, 2023, by and between The Michael Arlen Davis Revocable Trust and Cyanotech Corporation (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 19, 2023)

10.18	Clawback Policy (Effective October 2, 2023) (Incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for fiscal year ended March 31, 2024, filed on June 26, 2024)
10.19

Second Agreement to Amended and Restated Promissory Note, dated August 14, 2023, by and between Skywords Family Foundation, Inc. and Cyanotech Corporation (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 17, 2023)

10.20

Third Agreement to Amended and Restated Promissory Note, dated August 9, 2024, by and between Skywords Family Foundation, Inc. and Cyanotech Corporation (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 13, 2024)

10.21	2024 Independent Director Stock Option and Restricted Stock Grant Plan (Incorporated by reference to the Company’s Definitive Proxy Statement filed on July 11, 2024)
19.1

Insider Trading Policy (Adopted August 29, 2011, Updated Effective December 1, 2023) (Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for fiscal year ended March 31, 2024, filed on June 26, 2024)

21.1	Subsidiaries of the Company (Incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2012)
23.1*	Consent of Independent Registered Public Accounting Firm
23.2*	Consent of Independent Registered Public Accounting Firm
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of June 20, 2025
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of June 20, 2025
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed as of June 20, 2025
99.1*	Press Release dated June 20, 2025
101

The following financial information from our Annual Report on Form 10-K for fiscal year ended March 31, 2025, filed with the SEC on June 20 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets at March 31, 2025 and 2024, (ii) the Consolidated Statements of Operations for the fiscal years ended March 31, 2025 and 2024, (iii) the Consolidated Statements of Stockholders’ Equity for the fiscal years ended March 31, 2025 and 2024, (iv) the Consolidated Statements of Cash Flows for the fiscal years ended March 31, 2025 and 2024, and (v) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)