Form 10-Q
period 2025-06-30
CYANOTECH CORP
filed 2025-08-06
CIK 768408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended June 30, 2025

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

As of August 1, 2025, the number of shares outstanding of the registrant’s common stock was 7,242,243.

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

These forward-looking statements are subject to risk, uncertainties and assumptions about us and our operations that are subject to change based on various important factors, some of which are beyond our control, including those factors described in Item 2 of Part I of this quarterly report and in Item 1A of Part I of the Company’s Annual Report on Form 10-K filed on June 20, 2025. Additionally, the following factors, among others, could cause our financial performance to differ significantly from the goals, plans, objectives, intentions and expectations expressed in our forward-looking statements:

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

CYANOTECH CORPORATION

FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

CYANOTECH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	June 30, 2025	March 31, 2025
ASSETS
Current assets:
Cash	$383	$257
Accounts receivable, net of allowance for credit losses of $16 as of June 30, 2025 and March 31, 2025	1,560	1,953
Inventories	8,110	7,788
Prepaid expenses and other current assets	470	547
Total current assets	10,523	10,545

Equipment and leasehold improvements, net	8,590	8,927
Operating lease right-of-use assets, net	3,769	3,902
Other assets	113	116
Total assets	$22,995	$23,490

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,234	$2,217
Accrued expenses	740	715
Customer deposits	106	110
Operating lease obligations, current portion	566	555
Short term debt - bank	565	760
Line of credit – related party	3,750	3,000
Current maturities of long-term debt	2,817	2,886
Total current liabilities	10,778	10,243

Long-term debt – related party	1,000	1,000
Long-term operating lease obligations	3,217	3,363
Total liabilities	14,995	14,606

Commitments and contingencies

Stockholders’ equity:
Preferred stock of $0.01 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock of $0.02 par value, 50,000,000 shares authorized; 7,232,217 shares as of June 30, 2025 and 7,199,908 shares as of March 31, 2025 issued and outstanding	145	144
Additional paid-in capital	34,885	34,844
Accumulated deficit	(27,030)	(26,104)
Total stockholders’ equity	8,000	8,884
Total liabilities and stockholders’ equity	$22,995	$23,490

See accompanying notes to condensed consolidated financial statements

CYANOTECH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,
	2025	2024

Net sales	$5,820	$5,898
Cost of sales	4,047	4,422
Gross profit	1,773	1,476

Operating expenses:
General and administrative	1,300	1,268
Sales and marketing	1,152	1,165
Research and development	74	84
Total operating expenses	2,526	2,517

Loss from operations	(753)	(1,041)

Interest expense, net	(173)	(161)

Loss before income taxes	(926)	(1,202)

Income tax expense	—	—

Net loss	$(926)	$(1,202)

Net loss per share:
Basic and diluted	$(0.13)	$(0.17)
Shares used in calculation of net loss per share:
Basic and diluted	7,211	6,948

See accompanying notes to condensed consolidated financial statements

CYANOTECH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

Three months ended June 30, 2025 and 2024

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	(in thousands, except share data)
Balances as of April 1, 2025	7,199,908	$144	$34,844	$(26,104)	$8,884
Issuance of vested shares of restricted stock	51,716	1	(8)	—	(7)
Shares withheld for tax payments	(19,407)	—	—	—	—
Share-based compensation expense	—	—	49	—	49
Net loss	—	—	—	(926)	(926)
Balances as of June 30, 2025	7,232,217	$145	$34,885	$(27,030)	$8,000

Balances as of April 1, 2024	6,947,246	$139	$34,576	$(22,901)	$11,814
Issuances of vested shares of restricted stock	1,848	—	—	—	—
Shares withheld for tax payments	(715)	—	—	—	—
Share-based compensation expense	—	—	48	—	48
Net loss	—	—	—	(1,202)	(1,202)
Balances as of June 30, 2024	6,948,379	$139	$34,624	$(24,103)	$10,660

See accompanying notes to condensed consolidated financial statements

CYANOTECH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(926)	$(1,202)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	362	378
Amortization of debt issue costs and other assets	6	6
Amortization of operating leases right-of-use assets	133	128
Share-based compensation expense	49	48
Net (increase) decrease in assets:
Accounts receivable	393	(35)
Inventories	(301)	397
Prepaid expenses and other assets	77	(81)
Net increase (decrease) in liabilities:
Accounts payable	(7)	822
Accrued expenses	25	(170)
Customer deposits	(4)	80
Operating lease obligations	(135)	(128)
Net cash (used in) provided by operating activities	(328)	243
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in equipment and leasehold improvements	(22)	(47)
Net cash used in investing activities	(22)	(47)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on short term debt and line of credit – bank	(195)	(120)
Draws on line of credit – related party	750	—
Principal payments on long-term debt – bank	(72)	(63)
Taxes paid related to net share settlement of restricted stock units	(7)	—
Net provided by (cash used) in financing activities	476	(183)
Net increase in cash	126	13
Cash at beginning of period	257	707
Cash at end of period	$383	$720

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest	$165	$164
Income taxes	$(2)	$—

See accompanying notes to condensed consolidated financial statements

CYANOTECH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

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

Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The results of operations for the interim periods are not necessarily indicative of the results expected for the full fiscal year. The Condensed Consolidated Balance Sheet as of March 31, 2025 was derived from the audited consolidated financial statements. These condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements for the year ended March 31, 2025, contained in the Company’s Annual Report on Form 10-K as filed with the SEC on June 20, 2025.

Liquidity and Going Concern

The accompanying condensed consolidated financial statements, as of June 30, 2025 and March 31, 2025 and for the three months ended June 30, 2025 and 2024, have been prepared assuming the Company will continue as a going concern. The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company sustained operating losses and negative cash flows from operations for most of these same periods. Further, as discussed below, the Company was not in compliance with two debt covenant requirements as of March 31, 2025 and 2024. In June 2023, First Foundation Bank (the “Bank”) instituted a freeze on additional advances from the Revolving Credit Agreement (the “Line of Credit”). These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expense that may be necessary if the Company was unable to continue as a going concern.

As of June 30, 2025, the Company had cash of $383,000 and a negative working capital deficit of $255,000 compared to cash of $257,000 and working capital of $302,000 as of March 31, 2025. The Company had the Line of Credit with the Bank that provided for borrowings up to $2,000,000 on a revolving basis, however, as part of the covenant waiver as of March 31, 2023, the borrowings under the Line of Credit were frozen. On October 13, 2023, the Bank converted the Line of Credit to a term loan in the amount of $1,480,000 with an original maturity date of August 30, 2024 (the “2023 Loan”). As of June 30, 2025 and March 31, 2025, the Company had $565,000 and $760,000, respectively, outstanding on the 2023 Loan, with a maturity date extended to March 31, 2026 (see Note 5).

The Company also has a loan facility with a related party that allows the Company to borrow up to $4,000,000 on a revolving basis (the “Revolver”). As of June 30, 2025 and March 31, 2025, the Company had $3,750,000 and $3,000,000, respectively, of outstanding borrowings on the Revolver, which was included in line of credit – related party on the Condensed Consolidated Balance Sheets. The Revolver expires on April 12, 2026 (see Notes 5 and 12).

As of June 30, 2025, the Company had $2,882,000 outstanding debt payable to the Bank (“2012 Loan”) that requires the payment of principal and interest monthly through August 2032. Pursuant to the 2012 Loan and the 2023 Loan, the Company is subject to annual financial covenants, customary affirmative and negative covenants and certain subjective acceleration clauses. As of March 31, 2025, the Company’s debt service coverage ratio and current ratio fell short of the Bank’s annual requirement. On June 4, 2025, the Bank provided the Company with a letter waiving the covenant violations as of March 31, 2025, but noting that the Bank reserves its right to declare a default in the future if any covenants remain out of compliance at applicable measurement dates.

In April 2019, the Company obtained a loan in the amount of $1,500,000 from a related party. The proceeds were used to pay down accounts payable and for general operating capital purposes. On April 12, 2021, December 14, 2022, August 14, 2023, August 9, 2024, and May 2, 2025, the Company amended this loan (see Notes 5 and 12). As of both June 30, 2025 and March 31, 2025, the Company had $1,000,000 outstanding on the related party note. The loan matures on April 12, 2027.

The Company continues to experience a loss from operations and continues to rely on its funding source to provide liquidity. To address the resulting continued cash flow challenges, the Company continues to monitor cost savings initiatives implemented in fiscal year 2023. This includes stopping or slowing production of inventory in alignment with current customer demand, maintaining a reduced headcount and compensation, primarily through attrition and furloughs, respectively, and eliminating certain discretionary selling, general and administrative expenses. The Company has made some additional changes in the sales and marketing team by hiring a Head of Sales to strengthen its eCommerce footprint, optimize the Company’s marketing efforts and improve its retail strategy.

Funds generated by operating activities and available cash are the Company’s most significant sources of liquidity for working capital requirements, debt service and funding of maintenance levels of capital expenditures.  The Company has developed its operating plan to produce a significant portion of the cash flows necessary to meet all financing requirements, with the remaining need from capital raising.  Although the Company has a history of either being in compliance with debt covenants, or obtaining the necessary waivers, execution of its operating plan is dependent on many factors, some of which are not within the control of the Company. However, no assurances can be provided that the Company will achieve its operating plan and cash flow projections for the next fiscal year or its projected consolidated financial position as of June 30, 2026. Such estimates are subject to change based on future results and such change could cause future results to vary significantly from expected results.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of any contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the periods reported.  Management reviews these estimates and assumptions periodically and reflects the effect of revisions in the period that they are determined to be necessary.  Actual results could differ from those estimates and assumptions.

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

There were no financial assets or liabilities measured at fair value on a recurring basis as of June 30, 2025 and March 31, 2025.

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

Concentration Risk

A significant portion of revenues and accounts receivables are derived from a few major customers. For the three months ended June 30, 2025, three customers individually accounted for 20%, 12% and 12% of the Company’s total net sales, and for the three months ended June 30, 2024, two customers individually accounted for 31% and 13% of the Company’s total net sales. Three customers accounted for 62% of the Company’s accounts receivable balance as of June 30, 2025 and two customers accounted for 61% of the Company’s accounts receivable balance as of March 31, 2025.

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

Segment Reporting

Operating segments are identified as components of an entity about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company determined that based on the regularly reviewed and provided financial package to its Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), that the CEO and CFO together are its singular Chief Operating Decision Maker (the “CODM”).  Additionally, the Company determined that due to its sole focus on the cultivation and production of microalgal products, the Company views its operations and manages its business as one operating and reportable segment focused on the manufacture and distribution of natural products derived from microalgae, astaxanthin and spirulina.

The CEO and CFO together are the CODM and manage the business based on condensed consolidated financial results and use consolidated net income or loss, including significant operating expenses, for the purpose of assessing performance, allocating resources across departments and making operating decisions.

The CODM uses consolidated income (loss) from operations and operating expenses to monitor actual results versus budget and prior year’s results, which facilitates the assessment of the Company’s performance in line with the Company’s strategic goals. Monitoring of budget versus actual results are used in assessing performance of the segment and in establishing management’s compensation.

All revenue, operating expenses and assets attributed to this one segment are reflected in the condensed consolidated financial statements. The Company’s significant segment expenses align with the categories on the Condensed Consolidated Statements of Operations. The measure of segment assets is reported on the Condensed Consolidated Balance Sheets as total consolidated assets. All segment long-lived assets are located in the United States of America.

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

Customer contract liabilities consist of customer deposits received in advance of fulfilling an order and are shown separately on the Condensed Consolidated Balance Sheets. During the three months ended June 30, 2025 and 2024, the Company recognized $1,000 and $45,000, respectively, of revenue from deposits that were included in contract liabilities as of March 31, 2025 and 2024, respectively. The Company’s contracts have a duration of one year or less and therefore, the Company has elected the practical expedient of not disclosing revenues allocated to partially unsatisfied performance obligations.

Disaggregation of Revenue

The following table represents revenue disaggregated by major product line and extraction services for the:

($ in thousands)	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024
Packaged sales
Astaxanthin packaged	$2,968	$3,260
Spirulina packaged	1,150	1,429
Total packaged sales	4,118	4,689

Bulk sales
Astaxanthin bulk	1,156	775
Spirulina bulk	506	342
Total bulk sales	1,662	1,117

Contract extraction and R&D services revenue	40	92
Total net sales	$5,820	$5,898

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosure” (“ASU 2023-09”), which enhances the transparency and decision usefulness of income tax disclosures. Adjustments to the annual disclosure of income taxes include: a tabulate rate reconciliation comprised of eight specific categories; income taxes paid, disaggregated between significant federal, state, and foreign jurisdictions; eliminating requirements to disclose the nature and estimate of reasonably possible changes to unrecognized tax benefits in the next 12 months or that an estimated range cannot be made; and adds a requirement to disclose income (or loss) from continuing operations before income tax expense (or benefit) and income tax expense (or benefit) from continuing operations disaggregated between domestic and foreign. ASU 2023-09 is effective for public business entities for fiscal years beginning on or after December 15, 2024, with early adoption permitted. The amendments in ASU 2023-09 should be applied on a prospective basis. Retrospective application is permitted. The Company is currently evaluating ASU 2023-09 to determine its impact on the Company’s disclosures.

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

Inventories are stated at the lower of cost or net realizable value. Cost is determined by the first-in, first-out method. Inventories consist of the following as of:

	June 30, 2025	March 31, 2025
	(in thousands)
Raw materials	$552	$567
Work in process	3,112	1,498
Finished goods	4,115	5,379
Supplies	331	344
Inventories	$8,110	$7,788

The Company recognizes abnormal production costs, including fixed cost variances from normal production capacity, fixed production overhead costs, idle facilities, freight handling costs and spoilage, as an expense in the period incurred, without adjusting overhead absorption rates. Normal production capacity is defined as the production expected to be achieved over a number of periods or seasons under normal circumstances, taking into account the loss of capacity resulting from planned maintenance. The Company had abnormal production capitalization of $45,000 and $22,000 for the three months ended June 30, 2025 and 2024, respectively.

Starting in fiscal year 2025, cultivation of astaxanthin was completed in the most productive nine months of the year. The Company calculates total production costs for the year based on normal capacity of production expected to be achieved in a year under normal circumstances. These costs are then allocated into inventory based on the period of production, not including abnormal production costs. Allocating fixed and overhead costs requires management’s judgement to determine when production is outside of the normal range of expected variation in production.

Other non-inventoriable fixed costs of $0 and $68,000 were expensed to cost of sales for the three months ended June 30, 2025 and 2024, respectively.

4.	EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

Equipment and leasehold improvements, net consist of the following as of:

	June 30, 2025	March 31, 2025
	(in thousands)
Equipment	$21,967	$21,972
Leasehold improvements	15,138	15,138
Furniture and fixtures	419	419
	37,524	37,529
Less accumulated depreciation and amortization	(29,235)	(28,885)
Construction-in-progress	301	283
Equipment and leasehold improvements, net	$8,590	$8,927

Management has determined that no asset impairment existed as of June 30, 2025. Depreciation and amortization expense were approximately $362,000 and $378,000 for the three months ended June 30, 2025 and 2024, respectively.

5.	LINE OF CREDIT AND LONG-TERM DEBT

Total debt consists of the following as of:

	June 30, 2025	March 31, 2025
	(in thousands)
Short-term debt - bank	$565	$760
Line of credit – related party	3,750	3,000
Long-term debt	2,882	2,954
Long-term debt - related party	1,000	1,000
Unamortized debt issuance costs	(65)	(68)
Less current maturities	(7,132)	(6,646)
Total long-term debt – related party	$1,000	$1,000

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

On October 13, 2023, the Bank converted the Line of Credit to the 2023 Loan in the amount of $1,480,000, with no further advances or disbursements under this facility, with an original maturity of August 30, 2024. On August 28, 2024, the Bank extended the maturity date of the 2023 Loan from August 30, 2024 to March 31, 2025. On June 2, 2025, the Bank extended the maturity date of the 2023 Loan from March 31, 2025 to March 31, 2026, at which time the full unpaid principal balance owed under the Credit Agreement, together with all interest, shall be due and payable in full. The 2023 Loan was amended to require four equal installments due May 2025 through August 2025 of $77,500 plus interest accrued, then beginning in September 2025, monthly payments of $40,000 plus interest accrued. All interest on the unpaid balance of the loan is accrued at the Wall Street Journal prime rate plus 2%, floating, provided that at no time shall the annual interest rate be less than 7.0%. As of June 30, 2025 and March 31, 2025, the Company had $565,000 and $760,000, respectively, outstanding on the 2023 Loan which bears interest for both periods at 7.5% plus 2%. The 2023 Loan was included in current liabilities on the Condensed Consolidated Balance Sheets.

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

The provisions of the 2012 Loan required the payment of interest only for the first 12 months of the term; thereafter, and until its maturity on August 14, 2032, the obligation fully amortizes over nineteen (19) years. Interest on the 2012 Loan accrues on the outstanding principal balance at an annual variable rate equal to the published Wall Street Journal prime rate (7.5% at both June 30, 2025 and March 31, 2025) plus 1.0% and is adjustable on the first day of each calendar quarter and fixed for that quarter, provided that at no time shall the annual interest rate be less than 5.5%. The balance under the 2012 Loan was $2,882,000 and $2,954,000 as of June 30, 2025 and March 31, 2025, respectively, and was included in current maturities of long-term debt in the debt table above. See Loan Covenants, Violations and Waiver below.

The 2012 Loan included a one-time origination and guaranty fees totaling $214,500 and an annual renewal fee payable in the amount of 0.25% of the USDA guaranteed portion of the outstanding principal balance as of December 31 of each year, beginning December 31, 2012. The USDA has guaranteed 80% of all amounts owing under the 2012 Loan. The balance in unamortized debt issuance costs was $65,000 and $68,000 as of June 30, 2025 and March 31, 2025, respectively, and was included in current maturities of long-term debt in the debt table above. See Loan Covenants, Violations and Waiver below.

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

Although the 2012 Loan matures in August 2032, it is probable that a debt covenant violation occurs within the next twelve months. Therefore, the 2012 Loan and related unamortized debt issuance costs are classified as current on the Condensed Consolidated Balance Sheets as of June 30, 2025 and March 31, 2025.

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

The balance under the Skywords Note was $1,000,000 as of both June 30, 2025 and March 31, 2025. The balance was included in long-term debt as of both June 30, 2025 and March 31, 2025, in the debt table above. As of June 30, 2025 and March 31, 2025, the balance under the Revolver was $3,750,000 and $3,000,000, respectively, which was included in line of credit – related party in the debt table above. Interest accrues on the outstanding principal balance and the Revolver at an annual variable rate equal to the published Wall Street Journal prime rate (7.5% at both June 30, 2025 and March 31, 2025) plus 1.0% and is adjustable on the first day of each calendar quarter and fixed for that quarter, provided that at no time shall the annual interest rate be less than 5.0%.

Future principal payments, excluding unamortized debt issuance costs, under the term loans as of June 30, 2025 are as follows:

Fiscal year payments due	(in thousands)
Remainder of 2026	$3,447
2027	—
2028	1,000
Total principal payments	$4,447

6.	OPERATING LEASES

The Company leases facilities, equipment and land under non-cancelable operating leases expiring through 2037. One of its facility leases contains price escalations and a renewal option for five years. Right-of-use assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Right-of-use assets and liabilities are based on the present value of lease payments over the lease term, using the Company’s incremental borrowing rate based on the information available at recognition, and the Company has elected to exclude non-lease components. The Company also leases two 84-month solar leases for two of its buildings, and a 48-month lease for equipment, which are included in the right-of-use assets and liabilities. As of June 30, 2025, the weighted average remaining lease terms of all operating leases was 8.4 years, the weighted average discount rate was 7.4%, and for both the three months ended June 30, 2025 and 2024, the operating lease costs were $203,000.

Supplemental balance sheet information related to leases consists of the following as of:

Operating leases	Balance Sheet Classification	June 30, 2025	March 31, 2025
		(in thousands)
Right-of-use assets	Operating lease right-of-use assets	$6,167	$6,167
Accumulated lease amortization	Operating lease right-of-use assets	(2,398)	(2,265)
Total right-of-use assets		$3,769	$3,902

Current lease liabilities	Operating lease obligations	$566	$555
Non-current lease liabilities	Long-term operating lease obligations	3,217	3,363
Total lease liabilities		$3,783	$3,918

Maturities of lease liabilities as of June 30, 2025 are as follows:

Payments	(in thousands)
Remainder of 2026	$616
2027	828
2028	618
2029	418
2030	364
Thereafter	2,240
Total undiscounted lease payments	5,084
Less: present value discount	(1,301)
Total lease liability balance	$3,783

7.	ACCRUED EXPENSES

Accrued expenses consist of the following as of:

	June 30, 2025	March 31, 2025
	(in thousands)
Wages	$134	$270
Vacation	355	355
Interest and legal	147	22
Other accrued expenses	104	68
Total accrued expenses	$740	$715

8.	COMMITMENTS AND CONTINGENCIES

From time to time, the Company may be involved in litigation and investigations relating to claims and matters arising out of its operations in the normal course of business. There were no significant legal matters outstanding at June 30, 2025.

9.	SHARE-BASED COMPENSATION

The Company has share-based compensation plans, which are more fully described in Note 9 Share-Based Compensation, to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2025 as filed with the SEC on June 20, 2025.

As of June 30, 2025, the Company had two equity-based compensation plans: the 2016 Equity Incentive Plan (the “2016 Plan”) and the 2024 Independent Director Stock Option and Restricted Stock Grant Plan (the “2024 Directors Plan”). These plans allow the Company to award stock options, restricted stock units and shares of restricted common stock to eligible employees, certain outside consultants and independent directors. The Company has also issued stock options, which remain outstanding as of June 30, 2025, under the 2014 Independent Director Stock Option and Restricted Stock Grant Plan and Amendment (the “2014 Directors Plan”), an equity-based compensation plan which expired in accordance with its terms on August 22, 2024. This plan allowed the Company to award stock options and shares of restricted common stock to independent directors.

The following table presents shares authorized, available for future grant and outstanding under each of the Company’s equity-based compensation plans:

	As of June 30, 2025
	Authorized	Available	Outstanding

2016 Plan	1,300,000	92,484	816,343
2024 Directors Plan	800,000	604,126	195,874
2014 Directors Plan	—	—	12,000
Total	2,100,000	696,610	1,024,217

Stock Options

All stock option grants made under the equity-based compensation plans were issued at exercise prices no less than the Company’s closing stock price on the date of grant. Options under the 2016 Plan, 2024 Directors Plan and 2014 Directors Plan were determined by the Board of Directors or the Compensation Committee of the Board of Directors in accordance with the provisions of the respective plans.  The terms of each option grant include vesting, exercise, and other conditions set forth in a Stock Option Agreement evidencing each grant. No option can have a life in excess of ten (10) years. The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model. The model requires various assumptions, including a risk-free interest rate, the expected term of the stock options, the expected stock price volatility over the expected term of the stock options, and the expected dividend yield. Compensation expense for employee stock options is recognized ratably over the vesting term. Compensation expense recognized for options issued under all Plans was $19,000 and $29,000 for the three months ended June 30, 2025 and 2024, respectively.

A summary of option activity under the Company’s stock plans for the three months ended June 30, 2025 is presented below:

Option Activity	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of April 1, 2025	322,000	$2.20	6.7	$—
Granted	425,000	$0.35		$—
Outstanding as of June 30, 2025	747,000	$1.15	8.4	$23,225
Exercisable as of June 30, 2025	238,667	$2.70	5.6	$—
Vested and expected to vest as of June 30, 2025	625,682	$1.30	8.1	$16,865

The aggregate intrinsic value in the table above is before applicable income taxes and represents the excess amount over the exercise price optionees would have received if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price of $0.33 and $0.35 as of June 30, 2025 and March 31, 2025, respectively.

A summary of the Company’s non-vested options for the three months ended June 30, 2025 is presented below:

Nonvested Options	Shares	Weighted Average Grant-Date Fair Value
Nonvested at April 1, 2025	100,000	$0.56
Granted	425,000	$0.20
Vested	(16,667)	$1.94
Nonvested at June 30, 2025	508,333	$0.21

The weighted average grant-date fair value of stock options granted during the three months ended June 30, 2025 was $83,000. As of June 30, 2025, total unrecognized stock-based compensation expense related to all unvested stock options was $99,000, which is expected to be expensed over a weighted average period of 2.7 years.

Restricted Stock Units (“RSUs”)

RSUs are service-based awards granted to eligible employees under the 2016 Plan. RSUs represents a right to one share of the Company’s common stock upon vesting. The RSUs are not entitled to voting rights until vested and generally vest over a one-to-three-year period, subject to the employees’ continued employment with the Company on each vesting date. The fair value of RSUs is based on the closing price of the Company’s common stock on the date of the grant and is amortized to share-based compensation expense over the estimated life of the award, generally the vesting period. Compensation expense recognized for RSUs issued under the 2016 Plan was $30,000 and $19,000 for the three months ended June 30, 2025 and 2024, respectively.

The following table summarizes information related to awarded RSUs:

Nonvested Restricted Stock Units	Shares	Weighted Average Grant Price
Nonvested restricted stock units as of April 1, 2025	17,638	$2.76
Granted	115,625	$0.40
Vested	(51,716)	$0.42
Forfeited	(204)	$0.63
Nonvested restricted stock units as of June 30, 2025	81,343	$0.89

As of June 30, 2025, total unrecognized stock-based compensation expense related to unvested restricted stock units was $41,000, which is expected to be expensed over a weighted average period of 2.4 years.

10.	INCOME TAXES

The Company utilizes its estimated annual effective tax rate to determine its provision or benefit for income taxes for interim periods. The income tax provision or benefit is computed by multiplying the estimated annual effective tax rate by the year-to-date pre-tax book income (loss). The Company recorded no income tax expense for the three months ended June 30, 2025 and 2024, therefore resulting in 0.0% effective tax rate for both periods. The effective tax rate differs from the statutory rate of 21% as a result of state taxes (net of federal benefit) and the net change in valuation allowance against the net deferred tax asset the Company believes is not more likely than not to be realized.  The Company continues to carry a full valuation allowance on its net deferred tax assets.

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

As of June 30, 2025 and 2024, there was no liability for income tax associated with unrecognized tax benefits. The Company recognizes accrued interest related to unrecognized tax benefits as well as any related penalties in interest income or expense in its Condensed Consolidated Statements of Operations, which is consistent with the recognition of these items in prior reporting periods.

In general, the Company’s open tax years range from fiscal years ended 2020 to 2025. The Company has net operating loss carry forwards, which cause the federal and state statutes to remain open for earlier fiscal years.

On July 4, 2025, the President of the U.S. signed into law the One Big Beautiful Business Act of 2025 (the “Tax Act of 2025”). The legislation includes numerous changes to U.S. corporate income tax law, including but not limited to permanent 100% bonus depreciation for qualified property, immediate expensing of domestic research and experimental expenditures, modifications to the limitation on business interest expense, increased Section 179 expensing limits, changes to the international tax regime, and expanded limitations on the deductibility of executive compensation under Internal Revenue Code Section 162(m). Most provisions are effective for tax years beginning after December 31, 2024, with certain transition rules and exceptions. In accordance with Accounting Standards Codification 740, Income Taxes, the financial statement effect of newly enacted tax legislation much be recognized in the period that includes the enactment date. As such, the Company will reflect the impact of this legislative change in its condensed consolidated financial statements beginning in the second quarter for the year ending March 31, 2026.

The Company is currently evaluating the impact of the Tax Act of 2025 on its condensed consolidated financial statements. The effects of the new law, including remeasurement of deferred tax assets and liabilities and changes to current and future tax expense, will be reflected in the period of enactment and in future periods as additional guidance is issued, and the Company completes its analysis.

11.	EARNINGS (LOSS) PER SHARE

Basic loss per share is computed on the basis of the weighted average number of common shares outstanding. Diluted loss per share is computed on the basis of the weighted average number of common shares outstanding plus the potentially dilutive effect of outstanding stock options using the treasury stock method.

Basic and diluted loss per share computations for the three months ended June 30, 2025 and 2024 are as follows:

	Three Months Ended June 30, 2025
	Net Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands)
Basic and diluted loss per share	$(926)	7,211	$(0.13)

	Three Months Ended June 30, 2024
	Net Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands)
Basic and diluted loss per share	$(1,202)	6,948	$(0.17)

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

On May 2, 2025, the Company entered into the Fourth Amendment (the “Fourth Amendment”) to the Skywords Amended Note. To assist in reducing the Company’s ongoing cash outflows, the Fourth Amendment allows the Company to elect to pay the interest accrued during the fiscal year ended March 31, 2026 in the form of its common stock in lieu of cash. As of June 30, 2025, no common stock has been issued in lieu of cash and the Company continues to accrue interest on both the Skywords Amended Note and the Revolver.

As of both June 30, 2025 and 2024, the Skywords Note principal balance was $1,000,000, and was included in long-term debt on the Condensed Consolidated Balance Sheets. As of June 30, 2025 and March 31, 2025, the balance on the Revolver was $3,750,000 and $3,000,000, respectively, and was included in line of credit – related party on the Condensed Consolidated Balance Sheets. At both June 30, 2025, and March 31, 2025, the interest rate was 7.5%.

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

Results of Operations

The following tables present selected consolidated financial data for each of the periods indicated ($ in thousands):

	Three Months Ended
	June 30,
	2025	2024
Net sales	$5,820	$5,898
Net sales increase (decrease)	(1.3)%	14.6%
Gross profit	$1,773	$1,476
Gross profit as % of net sales	30.5%	25.0%
Operating expenses	$2,526	$2,517
Operating expenses as % of net sales	43.4%	42.7%
Operating loss	$(753)	$(1,041)
Operating loss as % of net sales	(12.9)%	(17.7)%
Net loss	$(926)	$(1,202)

Comparison of the Three Months Ended June 30, 2025 and 2024

Net Sales (in thousands)
	Three Months Ended
	June 30,		$	%
	2025	2024	Change	Change
Packaged sales
Astaxanthin	$2,968	$3,260	$(292)	(9.0)%
Spirulina	1,150	1,429	(279)	(19.5)%
Total Packaged sales	$4,118	$4,689	$(571)	(12.2)%

Bulk sales
Astaxanthin	$1,156	$775	$381	49.2%
Spirulina	506	342	164	48.0%
Total Bulk sales	$1,662	$1,117	$545	48.8%

Contract extraction and R&D services revenue	$40	$92	$(52)	(56.5)%

Total sales
Astaxanthin	$4,124	$4,035	$89	2.2%
Spirulina	1,656	1,771	(115)	(6.5)%
Contract extraction and R&D services revenue	40	92	(52)	(56.5)%
Total sales	$5,820	$5,898	$(78)	(1.3)%

Net Sales The net sales decrease of 1.3% for the current quarter compared to the same period last year was driven by a decrease in both astaxanthin and spirulina package sales and contract extraction revenue, partially offset by an increase in both astaxanthin and spirulina bulk sales. During the current quarter compared to the same period last year, we saw lower demand in packaged sales due to the timing of shipments, which was partially offset by higher demand in bulk sales due to both timing of customer orders and increased demand.

Gross Profit Gross profit as a percent of net sales for the first quarter of fiscal 2026 increased by 5.5 percentage points compared to the same period last year, which was the result of higher production volumes, which resulted in lower production costs for the current year quarter.

Operating Expenses Operating expenses of $2.5 million in the first quarter of fiscal 2026 remained flat compared to the same period in fiscal 2025.

Income Taxes We did not record income tax expense for the first quarter of fiscal 2026 or 2025. We continue to carry a full valuation allowance on our net deferred tax assets.

Liquidity and Going Concern

The accompanying condensed consolidated financial statements, as of June 30, 2025 and March 31, 2025 and for the three months ended June 30, 2025 and 2024, have been prepared assuming we will continue as a going concern. The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We sustained operating losses and negative cash flows from operations for most of these same periods. Further, as discussed below, we were not in compliance with two debt covenant requirements as of March 31, 2025 and 2024. In June 2023, the Bank instituted a freeze on additional advances from the Line of Credit. These conditions raise substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expense that may be necessary if we were unable to continue as a going concern.

As of June 30, 2025, we had cash of $0.4 million and a negative working capital deficit of $0.3 million compared to cash of $0.3 million and working capital of $0.3 million as of March 31, 2025. We had the Line of Credit with the Bank that provided for borrowings up to $2 million on a revolving basis, however, as part of the covenant waiver as of March 31, 2023, the borrowings under the Line of Credit were frozen. On October 13, 2023, the Bank converted the Line of Credit to the 2023 Loan in the amount of $1.48 million with an original maturity date of August 30, 2024. As of June 30, 2025 and March 31, 2025, we had $0.6 million and $0.8 million, respectively, outstanding on the 2023 Loan, with a maturity date extended to March 31, 2026 (see Note 5).

We also have a loan facility with a related party that allows us to borrow up to $4.0 million on the Revolver. As of June 30, 2025 and March 31, 2025, we had $3.75 million and $3.0 million, respectively, of outstanding borrowings on the Revolver, which was included in line of credit – related party on the Condensed Consolidated Balance Sheets. The Revolver expires on April 12, 2026 (see Notes 5 and 12).

As of June 30, 2025, we had $2.9 million outstanding on the 2012 Loan that requires the payment of principal and interest monthly through August 2032. Pursuant to the 2012 Loan and the 2023 Loan, we are subject to annual financial covenants, customary affirmative and negative covenants and certain subjective acceleration clauses. As of March 31, 2025, our debt service coverage ratio and current ratio fell short of the Bank’s annual requirement. On June 4, 2025, the Bank provided us with a letter waiving the covenant violations as of March 31, 2025, but noting that the Bank reserves its right to declare a default in the future if any covenants remain out of compliance at applicable measurement dates.

In April 2019, we obtained a loan in the amount of $1.5 million from a related party. The proceeds were used to pay down accounts payable and for general operating capital purposes. On April 12, 2021, December 14, 2022, August 14, 2023, August 9, 2024, and May 2, 2025, we amended this loan (see Notes 5 and 12). As of both June 30, 2025 and March 31, 2025, we had $1.0 million outstanding on the related party note. The loan matures on April 12, 2027.

We continue to experience a loss from operations and continue to rely on our funding source to provide liquidity. To address the resulting continued cash flow challenges, we continue to monitor cost savings initiatives implemented in fiscal year 2023. This includes stopping or slowing production of inventory in alignment with current customer demand, maintaining a reduced headcount and compensation, primarily through attrition and furloughs, respectively, and eliminating certain discretionary selling, general and administrative expenses. We have made some additional changes in the sales and marketing team by hiring a Head of Sales to strengthen its eCommerce footprint, optimize our marketing efforts and improve our retail strategy.

Funds generated by operating activities and available cash are our most significant sources of liquidity for working capital requirements, debt service and funding of maintenance levels of capital expenditures.  We have developed our operating plan to produce a significant portion of our cash flows necessary to meet all financing requirements, with the remaining need from capital raising.  Although we have a history of either being in compliance with debt covenants, or obtaining the necessary waivers, execution of our operating plan is dependent on many factors, some of which are not within our control. However, no assurances can be provided that we will achieve our operating plan and cash flow projections for the next fiscal years or our projected consolidated financial position as of June 30, 2026. Such estimates are subject to change based on future results and such change could cause future results to vary significantly from expected results.

Cash Flows The following table summarizes our cash flows for the periods indicated ($ in thousands):

	Three Months Ended June 30,
	2025	2024
Total cash (used in) provided by:
Operating activities	$(328)	$243
Investing activities	(22)	(47)
Financing activities	476	(183)
Increase in cash	$126	$13

Cash used in operating activities for the three months ended June 30, 2025 was primarily the result of a net loss of $0.9 million and an increase in inventories, partially offset by non-cash items of $0.6 million, and a decrease in accounts receivable.

Cash used in investing activities for the three months ended June 30, 2025 primarily includes costs for capital improvements at our Kona facility.

Cash provided by financing activities for the three months ended June 30, 2025 consists of additional draws on the related party line of credit of $0.8 million, partially offset by the paydown of $0.2 million on the 2023 Loan and $0.1 million of debt service payments.

Sources and Uses of Capital

As of June 30, 2025, we had a negative working capital deficit of $0.3 million, a decrease of $0.6 million compared to March 31, 2025. The decrease was primarily due to a decrease in accounts receivable due to sales demand, timing of cash receipts and payments and the timing of production of inventories in the first three months of fiscal year 2026, as we continue to manage our production in line with sales demand and material supplies are being managed on a just-in-time basis. We also had additional draws on the related party line of credit.

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

Our strategic direction has been to position as a world leader in the production and marketing of high-value natural products from microalgae. We are vertically aligned, producing raw materials in the form of microalgae processed at our 96-acre facility in Hawaii, and integrating those raw materials into finished products. Our primary focus is stabilizing our production volume, rationalizing market channel participation, and leveraging our centers of core competence. We will continue to place emphasis on our Nutrex Hawaiian consumer products while exploring further opportunities for bulk sales orders for spirulina and astaxanthin, both domestically and internationally. Extraction services to third party customers utilizing our 1,000 bar, supercritical carbon dioxide extractor process are expected to generate additional income throughout the year. We will leverage our experience and reputation for quality and nutritional products which promote health and well-being. The foundation of our nutritional products is naturally cultivated Hawaiian Spirulina Pacifica® in powder, tablet and gummy form; and BioAstin® Hawaiian Astaxanthin® antioxidant in extract, softgel and gummy form. Information about our Company and our products can be viewed at www.cyanotech.com and www.nutrex-hawaii.com. Consumer products can also be purchased online at www.nutrex-hawaii.com.

Gross profit margin percentages going forward can be impacted by lower production volumes along with pressure on input costs as well as greater competition in the marketplace. This could cause margins to decline in future periods. We will continue to focus on higher margin consumer products that promote health and well-being and strive for continuous improvements in processes and production methods to stabilize costs and production levels for the future. However, significant sales variability between periods may occur based on historical results.

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

Our future results of operations and the other forward-looking statements contained in this Outlook, in particular the statements regarding revenues, gross margin and capital spending, involve a number of risks and uncertainties. In addition to the factors discussed above, any of the following could cause actual results to differ materially: business conditions and growth in the natural products industry and in the general economy; changes in customer order patterns; changes in demand for natural products in general; changes in weather conditions; changes in health and growing conditions of our astaxanthin and spirulina products; competitive factors, such as increased production capacity from competing spirulina and astaxanthin producers and the resulting impact, if any, on world market prices for these products; government actions and increased regulations both domestic and foreign; shortage of manufacturing capacity; and other factors beyond our control. Risk factors are discussed in detail in Part I, Item 1A of our Annual Report on Form 10-K for the year ended March 31, 2025.

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

Off-Balance Sheet Arrangements

As of June 30, 2025, we had no off-balance sheet arrangements or obligations.

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

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the fiscal year ended March 31, 2025, filed with the SEC on June 20, 2025. In the three months ended June 30, 2025, there were no changes to the application of critical accounting policies previously disclosed in our most recent Annual Report on Form 10-K.

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

Changes to Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2025, that has materially affected, or was reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, the Company may be involved in litigation and investigations relating to claims and matters arising out of its operations in the normal course of business. There were no significant legal matters outstanding at June 30, 2025.

Item 1A.	Risk Factors

For a discussion of the risk factors relating to our business, please refer to Part I, Item 1A of our Form 10-K for the year ended March 31, 2025, which is incorporated by reference herein.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

10.1*	Amendment No. 1 to the Cyanotech Corporation 2016 Equity Incentive Plan
10.2

Fourth Amendment to Amended and Restated Promissory Note, dated May 2, 2025, by and between Skywords Family Foundation, Inc. and Cyanotech Corporation (Incorporated by reference as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 8, 2025)

10.3

Executive Employment Agreement, dated as of May 7, 2025, by and between Matthew K. Custer and Cyanotech Corporation (Incorporated by reference as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 8, 2025)

31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of August 6, 2025

31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of August 6, 2025

32*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed as of August 6, 2025

99.1*	Press Release dated August 6, 2025

101

The following financial statements from Cyanotech Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)

*Included herewith. Other exhibits were filed as shown above.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYANOTECH CORPORATION
(Registrant)

August 6, 2025	By:	/s/ Matthew K. Custer
(Date)		Matthew K. Custer
President and Chief Executive Officer

August 6, 2025	By:	/s/ Jennifer C. Rogerson
(Date)		Jennifer C. Rogerson
Chief Financial Officer, Vice President — Finance & Administration, and Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1*	Amendment No. 1 to the Cyanotech Corporation 2016 Equity Incentive Plan
10.2

Fourth Amendment to Amended and Restated Promissory Note, dated May 2, 2025, by and between Skywords Family Foundation, Inc. and Cyanotech Corporation (Incorporated by reference as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 8, 2025)

10.3

Executive Employment Agreement, dated as of May 7, 2025, by and between Matthew K. Custer and Cyanotech Corporation (Incorporated by reference as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 8, 2025)

31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of August 6, 2025

31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of August 6, 2025

32*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed as of August 6, 2025

99.1*	Press Release dated August 6, 2025

101

The following financial statements from Cyanotech Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements

104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)

*Included herewith. Other exhibits were filed as shown above.