Form 10-Q
period 2025-09-30
CYANOTECH CORP
filed 2025-11-10
CIK 768408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended September 30, 2025

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

As of November 1, 2025, the number of shares outstanding of the registrant’s common stock was 7,392,243.

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

Forward-looking statements speak only as of the date of the Report, presentation or filing in which they are made. Except to the extent required by the Federal Securities Laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Our forward-looking statements in this Report include, but are not limited to:

●	Statements relating to our business strategy;

●	Statements relating to our business objectives; and

●	Expectations concerning future operations, profitability, liquidity, and financial resources.

These forward-looking statements are subject to risk, uncertainties and assumptions about us and our operations that are subject to change based on various important factors, some of which are beyond our control, including those factors described in Item 2 of Part I of this quarterly report and in Item 1A of Part I of the Company’s Annual Report on Form 10-K filed on June 20, 2025. Additionally, the following factors, among others, could cause our financial performance to differ significantly from the goals, plans, objectives, intentions, and expectations expressed in our forward-looking statements:

●

The added risks associated with or attributed to the current local, national and world economic conditions, including but not limited to, the volatility of crude oil prices, inflation, and currency fluctuations;

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

CYANOTECH CORPORATION

FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

CYANOTECH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	September 30, 2025	March 31, 2025
ASSETS
Current assets:
Cash	$649	$257
Accounts receivable, net of allowance for credit losses of $9 as of September 30, 2025 and $16 as of March 31, 2025	2,354	1,953
Inventories	8,378	7,788
Prepaid expenses and other current assets	550	547
Total current assets	11,931	10,545

Equipment and leasehold improvements, net	8,353	8,927
Operating lease right-of-use assets, net	3,632	3,902
Other assets	111	116
Total assets	$24,027	$23,490

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,971	$2,217
Accrued expenses	920	715
Customer deposits	67	110
Operating lease obligations, current portion	576	555
Short-term debt - bank	370	760
Line of credit - related party	4,200	3,000
Current maturities of long-term debt	2,788	2,886
Total current liabilities	11,892	10,243

Long-term debt - related party	1,000	1,000
Long-term operating lease obligations	3,070	3,363
Total liabilities	15,962	14,606

Commitments and contingencies

Stockholders' equity
Preferred stock of $0.01 par value, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock of $0.02 par value, 50,000,000 shares authorized; 7,392,243 shares at September 30, 2025 and 7,199,908 shares at March 31, 2025 issued and outstanding	148	144
Additional paid-in capital	34,946	34,844
Accumulated deficit	(27,029)	(26,104)
Total stockholders' equity	8,065	8,884
Total liabilities and stockholders' equity	$24,027	$23,490

See accompanying notes to condensed consolidated financial statements

CYANOTECH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024

Net sales	$6,976	$5,845	$12,797	$11,743
Cost of sales	4,583	4,366	8,631	8,787
Gross profit	2,393	1,479	4,166	2,956

Operating expenses:
General and administrative	996	1,244	2,296	2,513
Sales and marketing	1,129	1,073	2,282	2,238
Research and development	78	137	152	221
Total operating expenses	2,203	2,454	4,730	4,972

Income (Loss) from operations	190	(975)	(564)	(2,016)

Interest expense, net	(189)	(175)	(361)	(336)

Income (Loss) before income taxes	1	(1,150)	(925)	(2,352)

Tax expense	-	-	-	-
Net Income (Loss)	$1	$(1,150)	$(925)	$(2,352)

Net Income (loss) per share:
Basic	$0.00	$(0.16)	$(0.13)	$(0.34)
Diluted	$0.00	$(0.16)	$(0.13)	$(0.34)

Shares used in calculation of net income (loss) per share:
Basic	7,293	7,004	7,252	6,976
Diluted	7,293	7,004	7,252	6,976

See accompanying notes to condensed consolidated financial statements

CYANOTECH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

Three months ended September 30, 2025 and 2024

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	(in thousands, except per share data)
Balances as of July 1, 2025	7,232,217	$145	$34,885	$(27,030)	$8,000
Issuances of common stock for Directors Stock Grants	150,000	3	39	-	42
Issuance of vested shares of restricted stock	14,690	-	-	-	-
Shares withheld for tax payments	(4,664)	-	(3)	-	(3)
Share-based compensation expense	-	-	25	-	25
Net income	-	-	-	1	1
Balances as of September 30, 2025	7,392,243	$148	$34,946	$(27,029)	$8,065
	-

Balances as of July 1, 2024	6,948,379	$139	$34,624	$(24,103)	$10,660
Issuances of common stock for Directors Stock Grants	116,049	2	92	-	94
Issuances of common stock to Director in lieu of cash for current year board fees	13,334	-	10	-	10
Issuances of common stock to Director in lieu of cash for prior year board fees	53,333	1	39	-	40
Issuance of vested shares of restricted stock	18,608	1	(5)	-	(4)
Shares withheld for tax payments	(7,003)	-	-	-	-
Share-based compensation expense	-	-	42	-	42
Net loss	-	-	-	(1,150)	(1,150)
Balances as of September 30, 2024	7,142,700	$143	$34,802	$(25,253)	$9,692

See accompanying notes to condensed consolidated financial statements

Six months ended September 30, 2025 and 2024

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
Balances as of April 1, 2025	7,199,908	$144	$34,844	$(26,104)	$8,884
Issuances of common stock for Directors Stock Grants	150,000	3	39	-	42
Issuance of vested shares of restricted stock	66,406	1	(8)	-	(7)
Shares withheld for tax payments	(24,071)	-	(3)	-	(3)
Share-based compensation expense	-	-	74	-	74
Net loss	-	-	-	(925)	(925)
Balances as of September 30, 2025	7,392,243	$148	$34,946	$(27,029)	$8,065
	-

Balances as of April 1, 2024	6,947,246	$139	$34,576	$(22,901)	$11,814
Issuances of common stock for Directors Stock Grants	116,049	2	92	-	94
Issuance of common stock to Directors in lieu of cash for current year board fees	13,334	-	10	-	10
Issuances of common stock to Directors in lieu of cash for prior year board fees	53,333	1	39	-	40
Issuance of vested shares of restricted stock	20,456	1	(5)	-	(4)
Shares withheld for tax payments	(7,718)	-	-	-	-
Share-based compensation expense	-	-	90	-	90
Net loss	-	-	-	(2,352)	(2,352)
Balances as of September 30, 2024	7,142,700	$143	$34,802	$(25,253)	$9,692

See accompanying notes to condensed consolidated financial statements

CYANOTECH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(925)	$(2,352)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	708	751
Loss on disposal of assets	13	-
Amortization of debt issue costs and other assets	11	13
Amortization of operating leases right-of-use assets	269	140
Share-based compensation expense	74	194
Recovery of credit losses	(7)	-
Net (increase) decrease in assets:
Accounts receivable	(394)	510
Inventories	(604)	128
Prepaid expenses and other assets	(3)	(100)
Net (increase) decrease in liabilities:
Accounts payable	748	651
Accrued expenses	205	(98)
Customer deposits	(43)	74
Operating lease obligations	(272)	(112)
Net cash used in operating activities	(220)	(201)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment and leasehold improvements	(86)	(105)
Net cash used in investing activities	(86)	(105)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on short term debt and line of credit - bank	(390)	(240)
Draws on short term debt and line of credit - bank	1,200	-
Net draws on line of credit - related party	-	750
Principal payments on bank debt	(144)	(127)
Proceeds from issuance of common stock, net of costs	35	-
Taxes paid related to net share settlement of restricted stock units	(3)	(4)
Net cash provided by financing activities	698	379
Net increase in cash	392	73
Cash at beginning of period	257	707
Cash at end of period	$649	$780

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$360	$330
Income taxes	$-	$9
Non-cash Financing and Investing Activity: Equipment Financing	$41	-

See accompanying notes to condensed consolidated financial statements

Non-cash Financing and Investing Activity: Equipment Financing

CYANOTECH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(Unaudited)

1.	ORGANIZATION AND BASIS OF PRESENTATION

Cyanotech Corporation (collectively with its subsidiary referred to herein as the “Company”), located in Kailua-Kona, Hawaii, was incorporated in the state of Nevada on March 3, 1983, and is traded on the OTCQB Market under the symbol “CYAN”. The Company is engaged in the production of natural products derived from microalgae for the dietary supplements market.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information pursuant to the instructions to Form 10-Q and Regulation S-X of the Securities and Exchange Commission (the “SEC”). These interim condensed consolidated financial statements are unaudited and, accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management,  the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Stockholders’ Equity and Condensed Consolidated Statements of Cash Flows for the periods presented in accordance with GAAP.

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

Liquidity and Going Concern

The accompanying condensed consolidated financial statements, as of and for the three and six months ended September 30, 2025 and 2024, and as of March 31, 2025 have been prepared assuming the Company will continue as a going concern. The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company sustained operating losses and negative cash flows from operations for most of these same periods. Further, as discussed below, the Company was not in compliance with two debt covenant requirements as of March 31, 2025 and 2024. In June 2023, First Foundation Bank (the “Bank”) instituted a freeze on additional advances from the Revolving Credit Agreement (the “Line of Credit”). These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expense that may be necessary if the Company was unable to continue as a going concern.

As of September 30, 2025, the Company had cash of $649,000 and working capital of $39,000 compared to $257,000 and $302,000, respectively, as of March 31, 2025. The Company had the Line of Credit with the Bank that provided for borrowings up to $2,000,000 on a revolving basis, however, as part of the covenant waiver as of March 31, 2023, the borrowings under the Line of Credit were frozen. On October 13, 2023, the Bank converted the Line of Credit to a term loan in the amount of $1,480,000 with an original maturity date of August 30, 2024 (the “2023 Loan”). As of September 30, 2025 and March 31, 2025, the Company had $370,000 and $760,000, respectively, outstanding on the 2023 Loan, with a maturity date extended to March 31, 2026 (see Note 5).

The Company also has a loan facility with a related party that allows the Company to borrow up to $4,600,000 on a revolving basis (the “Revolver”). As of September 30, 2025 and March 31, 2025, the Company had $4,200,000 and $3,000,000, respectively, of outstanding borrowings on the Revolver, which was included in line of credit – related party on the Condensed Consolidated Balance Sheets. The Revolver expires on April 12, 2027 (see Notes 5 and 12).

As of September 30, 2025, the Company had $2,809,000 outstanding debt payable to the Bank (“2012 Loan”) that requires the payment of principal and interest monthly through August 2032. Pursuant to the 2012 Loan and the 2023 Loan, the Company is subject to annual financial covenants, customary affirmative and negative covenants, and certain subjective acceleration clauses. As of March 31, 2025, the Company’s debt service coverage ratio and current ratio fell short of the Bank’s annual requirement. On June 4, 2025, the Bank provided the Company with a letter waiving the covenant violations as of March 31, 2025, but noting that the Bank reserves its right to declare a default in the future if any covenants remain out of compliance at applicable measurement dates.

In April 2019, the Company obtained a loan in the amount of $1,500,000 from a related party. The proceeds were used to pay down accounts payable and for general operating capital purposes. On April 12, 2021, December 14, 2022, August 14, 2023, August 9, 2024, and May 2, 2025, the Company amended this loan (see Notes 5 and 12). As of both September 30, 2025 and March 31, 2025, the Company had $1,000,000 outstanding on the related party note. The loan matures on April 12, 2027.

The Company has historically incurred losses from operations and continues to rely on its funding sources to provide liquidity. To address the resulting continued cash flow challenges, the Company continues to monitor cost savings initiatives implemented in fiscal year 2023.  This includes stopping or slowing production of inventory in alignment with current customer demand, maintaining a reduced headcount and compensation, primarily through attrition and furloughs, respectively, and eliminating certain discretionary selling, general and administrative expenses.

Funds generated by operating activities and available cash are the Company’s most significant sources of liquidity for working capital requirements, debt service, and funding of maintenance levels of capital expenditures.  The Company has developed its operating plan to generate a significant portion of the cash flows necessary to meet all financing requirements, with the remaining need for capital raising.  Although the Company has a history of either being in compliance with debt covenants, or obtaining the necessary waivers, execution of its operating plan is dependent on many factors, some of which are not within the control of the Company. However, no assurances can be provided that the Company will achieve its operating plan and cash flow projections for the next fiscal year or its projected consolidated financial position as of September 30, 2026. Such estimates are subject to change based on future results and such change could cause future results to vary significantly from expected results.

2.	SIGNIFICANT ACCOUNTING POLICIES

Consolidation

The accompanying condensed consolidated financial statements include the accounts of Cyanotech Corporation and its wholly owned subsidiary, Nutrex Hawaii, Inc. (“Nutrex Hawaii” or “Nutrex”. The Company operates in one business segment and uses one measurement of profitability for its business. Intercompany balances and transactions have been eliminated in consolidation.

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

There were no financial assets or liabilities measured at fair value on a recurring basis as of September 30, 2025 and March 31, 2025.

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

Concentration Risk

A significant portion of revenues and accounts receivables are derived from a few major customers. For the three months ended September 30, 2025, three customers individually accounted for 23%, 16% and 11% of the Company’s total net sales, and for the three months ended September 30, 2024, two customers individually accounted for 33% and 9% of the Company’s total net sales.  For the six months ended September 30, 2025, three customers individually accounted for 22%, 14% and 11% of the Company’s total net sales, and for the six months ended September 30, 2024, two customers individually accounted for 32% and 11% of the Company’s total net sales.  Three customers accounted for 74% of the Company’s accounts receivable balance as of September 30, 2025 and two customers accounted for 61% of the Company’s accounts receivable balance as of March 31, 2025.

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

The CODM manages the business based on condensed consolidated financial results and use consolidated net income or loss, including significant operating expenses, for the purpose of assessing performance, allocating resources across departments, and making operating decisions.

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

Revenue Recognition

The Company records revenue based on the five-step model which includes: (1) identifying the contract with the customer; (2) identifying the performance obligations in the contract; (3) determining the transaction price; (4) allocating the transaction price to the performance obligations; and (5) recognizing revenue when the performance obligations are satisfied. Substantially all of the Company’s revenue is generated by fulfilling orders for the purchase of its microalgal dietary supplements to retailers, wholesalers, or direct to consumers via online channels, with each order considered to be a distinct performance obligation. These orders may be formal purchase orders, verbal phone orders, e-mail orders, or orders received online. Shipping and handling activities for which the Company is responsible under the terms and conditions of the order are not accounted for as performance obligations but as fulfillment costs. These activities are required to fulfill the Company’s promise to transfer the goods and are expensed when revenue is recognized.

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

Customer contract liabilities consist of customer deposits received in advance of fulfilling an order and are shown separately on the Condensed Consolidated Balance Sheets. During the three months ended September 30, 2025 and 2024, the Company recognized $485 and $33, respectively, of revenue from deposits that were included in contract liabilities as of March 31, 2025 and 2024, respectively. During the six months ended September 30, 2025 and 2024, the Company recognized $42,000 and $45,000, respectively, of revenue from deposits that were included in contract liabilities as of March 31, 2025 and 2024, respectively. The Company’s contracts have a duration of one year or less and therefore, the Company has elected the practical expedient of not disclosing revenues allocated to partially unsatisfied performance obligations.

Disaggregation of Revenue

The following table represents revenue disaggregated by major product line and extraction services for the:

($ in thousands)	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024
Packaged sales
Astaxanthin packaged	$3,265	$3,119
Spirulina packaged	1,308	1,087
Total packaged sales	4,573	4,206

Bulk sales
Astaxanthin bulk	1,533	632
Spirulina bulk	826	710
Total bulk sales	2,359	1,342

Contract extraction and R&D services revenue	44	297
Total net sales	$6,976	$5,845

($ in thousands)	Six Months Ended September 30, 2025	Six Months Ended September 30, 2024
Packaged sales
Astaxanthin packaged	$6,233	$6,378
Spirulina packaged	2,458	2,517
Total packaged sales	8,691	8,895

Bulk sales
Astaxanthin bulk	2,689	1,407
Spirulina bulk	1,333	1,052
Total bulk sales	4,022	2,459

Contract extraction and R&D services revenue	84	389
Total net sales	$12,797	$11,743

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosure” (“ASU 2023-09”), which enhances the transparency and decision usefulness of income tax disclosures. Adjustments to the annual disclosure of income taxes include: a tabulate rate reconciliation comprised of eight specific categories; income taxes paid, disaggregated between significant federal, state, and foreign jurisdictions; eliminating requirements to disclose the nature and estimate of reasonably possible changes to unrecognized tax benefits in the next 12 months or that an estimated range cannot be made; and adds a requirement to disclose income (or loss) from continuing operations before income tax expense (or benefit) and income tax expense (or benefit) from continuing operations disaggregated between domestic and foreign. ASU 2023-09 is effective for public business entities for fiscal years beginning on or after December 15, 2024, with early adoption permitted. The amendments in ASU 2023-09 should be applied on a prospective basis, however retrospective application is permitted. The Company is currently evaluating ASU 2023-09 to determine its impact on the Company’s disclosures.

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

In July 2025, the FASB issued ASU 2025-05, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets” (“ASU 2025-05”). This update introduces a practical expedient and an accounting policy election intended to simplify the application of the credit loss model to current accounts receivable and contract assets arising from transactions accounted for under Topic 606, Revenue from Contracts with Customers. The practical expedient allows entities to assume that current conditions as of the balance sheet date remain unchanged for the remaining life of the asset. ASU 2025-05 is effective for annual and interim periods beginning after December 15, 2025, with early adoption permitted. The Company is currently evaluating the impact of ASU 2025-05 on its financial statements.

3.	INVENTORIES

Inventories are stated at the lower of cost or net realizable value. Cost is determined by the first-in, first-out method. Inventories consist of the following as of:

	September 30, 2025	March 31, 2025
	(in thousands)
Raw materials	$749	$567
Work in process	3,093	1,498
Finished goods	4,287	5,379
Supplies	249	344
Inventories	$8,378	$7,788

The Company recognizes abnormal production costs, including fixed cost variances from normal production capacity, fixed production overhead costs, idle facilities, freight handling costs and spoilage, as an expense in the period incurred, without adjusting overhead absorption rates. Normal production capacity is defined as the production expected to be achieved over a number of periods or seasons under normal circumstances, taking into account the loss of capacity resulting from planned maintenance. The Company had abnormal production capitalization of $56,000 and $53,000 for the six months ended September 30, 2025 and 2024, respectively.

Starting in fiscal year 2025, cultivation of astaxanthin was completed in the most productive months of the year. The Company calculates total production costs for the year based on normal capacity of production expected to be achieved in a year under normal circumstances. These costs are then allocated into inventory based on the period of production, not including abnormal production costs. Allocating fixed and overhead costs requires management’s judgement to determine when production is outside of the normal range of expected variation in production.

Other non-inventoriable fixed costs of $0 and $15,000 were expensed to cost of sales for the three months ended September 30, 2025 and 2024, respectively. Other non-inventoriable fixed costs of $0 and $83,000 were expensed to cost of sales for the six months ended September 30, 2025 and 2024, respectively.

4.	EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

Equipment and leasehold improvements, net consist of the following as of:

	September 30, 2025	March 31, 2025
	(in thousands)
Equipment	$22,107	$21,972
Leasehold improvements	15,138	15,138
Furniture and fixtures	419	419
	37,664	37,529
Less accumulated depreciation and amortization	(29,560)	(28,885)
Construction-in-progress	249	283
Equipment and leasehold improvements, net	$8,353	$8,927

Management has determined that no asset impairment existed as of September 30, 2025. Depreciation and amortization expense was approximately $346,000 and $373,000 for the three months ended September 30, 2025 and 2024, respectively. Depreciation and amortization expense was approximately $708,000 and $751,000 for the six months ended September 30, 2025 and 2024, respectively.

5.	LINE OF CREDIT AND LONG-TERM DEBT

Total debt consists of the following as of:

	September 30, 2025	March 31, 2025
	(in thousands)
Short-term debt - bank	$370	$760
Line of credit – related party	4,200	3,000
Long-term debt	2,850	2,954
Long-term debt - related party	1,000	1,000
Unamortized debt issuance costs	(62)	(68)
Less current maturities	(7,358)	(6,646)
Long-term debt – related party	$1,000	$1,000

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

On October 13, 2023, the Bank converted the Line of Credit to the 2023 Loan in the amount of $1,480,000, with no further advances or disbursements under this facility, with an original maturity of August 30, 2024. On August 28, 2024, the Bank extended the maturity date of the 2023 Loan from August 30, 2024 to March 31, 2025. On June 2, 2025, the Bank extended the maturity date of the 2023 Loan from March 31, 2025 to March 31, 2026, at which time the full unpaid principal balance owed under the Credit Agreement, together with all interest, shall be due and payable in full. The 2023 Loan was amended to require four equal installments due May 2025 through August 2025 of $77,500 plus interest accrued, then beginning in September 2025, monthly payments of $40,000 plus interest accrued. All interest on the unpaid balance of the loan is accrued at the Wall Street Journal prime rate plus 2%, floating, provided that at no time shall the annual interest rate be less than 7.0%. As of September 30, 2025 and March 31, 2025, the Company had $370,000 and $760,000, respectively, outstanding on the 2023 Loan which bears interest for both periods at 7.5% plus 2%. The 2023 Loan was included in current liabilities on the Condensed Consolidated Balance Sheets.

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

The provisions of the 2012 Loan required the payment of interest only for the first 12 months of the term; thereafter, and until its maturity on August 14, 2032, the obligation fully amortizes over nineteen (19) years. Interest on the 2012 Loan accrues on the outstanding principal balance at an annual variable rate equal to the published Wall Street Journal prime rate as published at the beginning of the billing cycle (7.5% at both September 30, 2025 and March 31, 2025) plus 1.0% and is adjustable on the first day of each calendar quarter and fixed for that quarter, provided that at no time shall the annual interest rate be less than 5.5%. The balance under the 2012 Loan was $2,809,000 and $2,954,000 as of September 30, 2025 and March 31, 2025, respectively, and was included in current maturities of long-term debt in the debt table above. See Loan Covenants, Violations and Waiver below.

The 2012 Loan included a one-time origination and guaranty fees totaling $214,500 and an annual renewal fee payable in the amount of 0.25% of the USDA guaranteed portion of the outstanding principal balance as of December 31 of each year, beginning December 31, 2012. The USDA has guaranteed 80% of all amounts owing under the 2012 Loan. The balance in unamortized debt issuance costs was $62,000 and $68,000 as of September 30, 2025 and March 31, 2025, respectively, and was included in current maturities of long-term debt in the debt table above. See Loan Covenants, Violations and Waiver below.

In September 2025, the Company purchased production equipment from John Deere in the amount of $63,000.  The Company made a down payment of $12,000 and financed the remaining $51,000 through a Loan Contract - Security Agreement with John Deere Financial (the “John Deere Agreement”).  The related asset was recorded at $53,000 which resulted in a discount on loan payable of $10,000.  The imputed interest rate is 8%.  The John Deere Agreement provides for monthly payments through October 2030.

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

Although the 2012 Loan matures in August 2032, it is probable that a debt covenant violation occurs within the next twelve months. Therefore, the 2012 Loan and related unamortized debt issuance costs are classified as current on the Condensed Consolidated Balance Sheets as of September 30, 2025 and March 31, 2025.

Line of Credit and Debt – Related Party

In April 2019, the Company obtained a loan pursuant to the Skywords Note (as defined below in Note 12 Related Party Transactions) in the amount of $1,500,000 with a related party and the interest was payable quarterly. The Skywords Note was originally due in April 2021. In April 2021, the Company amended the Skywords Note, which extended the maturity date to April 2024, converted $500,000 into the Revolver, adjusted the interest rate to reflect a floor of 5%, and granted a security interest in substantially all of the Company’s personal property assets, subject to limited exceptions. Concurrently, with the amendment and conversion of the original Skywords Note, the Company repaid in cash the principal amount of $500,000 plus accrued interest to date of $1,900 (see Note 12).  In December 2022, the Company further amended the Skywords Note to extend the maturity date to April 2025 and increase the Revolver to $1,000,000. On August 14, 2023, the Company further amended the Skywords Note to increase the Revolver to $2,000,000. On August 9, 2024, the Company further amended the Skywords Note to increase the Revolver from $2,000,000 to $4,000,000 and extend the maturity date to April 2026, as well as to extend the maturity of the Skywords Note to April 12, 2027. On August 29, 2025, the Company further amended the Skywords Note to increase the Revolver from $4,000,000 to $4,600,000 and extend the maturity of the Skywords Revolver to April 12, 2027.

The balance under the Skywords Note was $1,000,000 as of both September 30, 2025 and March 31, 2025. The balance was included in long-term debt as of both September 30, 2025 and March 31, 2025, in the debt table above. As of September 30, 2025 and March 31, 2025, the balance under the Revolver was $4,200,000 and $3,000,000, respectively, which was included in line of credit – related party in the debt table above. Interest accrues on the outstanding principal balance and the Revolver at an annual variable rate equal to the published Wall Street Journal prime rate at the beginning of the billing cycle (7.5% at both September 30, 2025 and March 31, 2025) plus 1.0% and is adjustable on the first day of each calendar quarter and fixed for that quarter, provided that at no time shall the annual interest rate be less than 5.0%.

Future principal payments, excluding related party line of credit and unamortized debt issuance costs, under the term loans as of September 30, 2025 are as follows:

Fiscal year payments due	(in thousands)
Remainder of 2026	$3,220
2027	—
2028	1,000
Total principal payments	$4,220

6.	OPERATING LEASES

The Company leases facilities, equipment and land under non-cancelable operating leases expiring through 2037. One of its facility leases contains price escalations and a renewal option for five years. Right-of-use assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Right-of-use assets and liabilities are based on the present value of lease payments over the lease term, using the Company’s incremental borrowing rate based on the information available at recognition, and the Company has elected to exclude non-lease components. The Company also leases two 84-month solar leases for two of its buildings, and a 48-month lease for equipment, which are included in the right-of-use assets and liabilities. As of September 30, 2025, the weighted average remaining lease term of all operating leases was 8.3 years, and the weighted average discount rate was 7.4%.  Operating lease costs were $205,000 and $434,000 for the three months ended September 30, 2025 and 2024, respectively, and $408,000 and $637,000, for the six months ended September 30, 2025 and 2024, respectively.

Supplemental balance sheet information related to leases consists of the following as of:

Operating leases	Balance Sheet Classification	September 30, 2025	March 31, 2025
		(in thousands)
Right-of-use assets	Operating lease right-of-use assets	$6,167	$6,167
Accumulated lease amortization	Operating lease right-of-use assets	(2,535)	(2,265)
Total right-of-use assets		$3,632	$3,902

Current lease liabilities	Operating lease obligations	$576	$555
Non-current lease liabilities	Long-term operating lease obligations	3,070	3,363
Total lease liabilities		$3,646	$3,918

Maturities of lease liabilities as of September 30, 2025 are as follows:

Payments	(in thousands)
Remainder of 2026	$411
2027	831
2028	524
2029	395
2030	364
Thereafter	2,354
Total undiscounted lease payments	4,879
Less: present value discount	(1,233)
Total lease liability balance	$3,646

7.	ACCRUED EXPENSES

Accrued expenses consist of the following as of:

	September 30, 2025	March 31, 2025
	(in thousands)
Wages	$251	$270
Vacation	346	355
Interest and legal	224	22
Other accrued expenses	99	68
Total accrued expenses	$920	$715

8.	COMMITMENTS AND CONTINGENCIES

From time to time, the Company may be involved in litigation and investigations relating to claims and matters arising out of its operations in the normal course of business. There were no significant legal matters outstanding as of September 30, 2025.

9.	SHARE-BASED COMPENSATION

The Company has share-based compensation plans, which are more fully described in Note 9 Share-Based Compensation, to the consolidated financial statements included in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2025 as filed with the SEC on June 20, 2025.

As of September 30, 2025, the Company had two equity-based compensation plans: the 2016 Equity Incentive Plan (the “2016 Plan”) and the 2024 Independent Director Stock Option and Restricted Stock Grant Plan (the “2024 Directors Plan”). These plans allow the Company to award stock options, restricted stock units, and shares of restricted common stock to eligible employees, certain outside consultants and independent directors. The Company has also issued stock options, which remain outstanding as of September 30, 2025 under the 2014 Independent Director Stock Option and Restricted Stock Grant Plan and Amendment (the “2014 Directors Plan”), an equity-based compensation plan which expired in accordance with its terms on August 22, 2024. This plan allowed the Company to award stock options and shares of restricted common stock to independent directors.

The following table presents shares authorized, available for future grant and outstanding under each of the Company’s equity-based compensation plans:

	As of September 30, 2025
	Authorized	Available	Outstanding

2016 Plan	1,300,000	92,756	801,381
2024 Directors Plan	800,000	454,126	—
2014 Directors Plan	—	—	12,000
Total	2,100,000	546,882	813,381

Stock Options

All stock option grants made under the equity-based compensation plans were issued at exercise prices no less than the Company’s closing stock price on the date of grant. Options under the 2016 Plan, 2024 Directors Plan and 2014 Directors Plan were determined by the Board of Directors or the Compensation Committee of the Board of Directors in accordance with the provisions of the respective plans.  The terms of each option grant include vesting, exercise, and other conditions set forth in a Stock Option Agreement evidencing each grant. No option can have a life in excess of ten (10) years. The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model. The model requires various assumptions, including a risk-free interest rate, the expected term of the stock options, the expected stock price volatility over the expected term of the stock options, and the expected dividend yield. Compensation expense for employee stock options is recognized ratably over the vesting term. Compensation expense recognized for options issued under all Plans was $7,000 and $10,000 for the three months ended September 30, 2025 and 2024, respectively. Compensation expense recognized for options issued under all Plans was $26,000 and $39,000 for the six months ended September 30, 2025 and 2024, respectively.

A summary of option activity under the Company’s stock plans for the six months ended September 30, 2025 is presented below:

Option Activity	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of April 1, 2025	322,000	$2.20	6.7	$—
Granted	475,000	$0.34
Forfeited	(50,000)	$0.78
Outstanding as of September 30, 2025	747,000	$1.11	8.23	$10,325
Exercisable as of September 30, 2025	255,334	$2.57	5.53	$—
Vested and expected to vest as of September 30, 2025	640,687	$1.24	8.0	$8,539

The aggregate intrinsic value in the table above is before applicable income taxes and represents the excess amount over the exercise price optionees would have received if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price of $0.30 and $0.35 as of September 30, 2025 and March 31, 2025, respectively. The calculation of the number of vested and expected to vest shares of 640,687 as of September 30, 2025 includes an implied forfeiture rate.

A summary of the Company’s non-vested options for the six months ended September 30, 2025 is presented below:

Nonvested Options	Shares	Weighted Average Grant-Date Fair Value
Nonvested as of April 1, 2025	100,000	$0.56
Granted	475,000	$0.19
Vested	(33,334)	$0.97
Forfeited	(50,000)	$0.15
Nonvested as of September 30, 2025	491,666	$0.20

The weighted average grant-date fair value of stock options granted during the six months ended September 30, 2025 was $89,000. As of September 30, 2025, total unrecognized stock-based compensation expense related to all unvested stock options was $90,000, which is expected to be expensed over a weighted average period of 2.6 years.

Restricted Stock Units (“RSUs”)

RSUs are service-based awards granted to eligible employees under the 2016 Plan. RSUs represents a right to one share of the Company’s common stock upon vesting. The RSUs are not entitled to voting rights until vested and generally vest over a one-to-three-year period, subject to the employees’ continued employment with the Company on each vesting date. The fair value of RSUs is based on the closing price of the Company’s common stock on the date of the grant and is amortized to share-based compensation expense over the estimated life of the award, generally the vesting period. Compensation expense recognized for RSUs issued under the 2016 Plan was $17,000 and $32,000 for the three months ended September 30, 2025 and 2024, respectively. Compensation expense recognized for RSUs issued under the 2016 Plan was $47,000 and $51,000 for the six months ended September 30, 2025 and 2024, respectively.

The following table summarizes information related to awarded RSUs:

Nonvested Restricted Stock Units	Shares	Weighted Average Grant Price
Nonvested restricted stock units as of April 1, 2025	17,638	$2.76
Granted	115,625	$0.40
Vested	(66,406)	$1.02
Forfeited	(476)	$0.49
Nonvested restricted stock units as of September 30, 2025	66,381	$0.40

As of September 30, 2025, total unrecognized stock-based compensation expense related to unvested restricted stock units was $23,000, which is expected to be expensed over a weighted average period of 2.6 years.

10.	INCOME TAXES

The Company utilizes its estimated annual effective tax rate to determine its provision or benefit for income taxes for interim periods. The income tax provision or benefit is computed by multiplying the estimated annual effective tax rate by the year-to-date pre-tax book income (loss). The Company recorded no income tax expense for the three and six months ended September 30, 2025 and 2024, therefore resulting in 0.0% effective tax rate for both periods. The effective tax rate differs from the statutory rate of 21% as a result of state taxes (net of federal benefit) and the net change in valuation allowance against the net deferred tax asset the Company believes is not more likely than not to be realized.  The Company continues to carry a full valuation allowance on its net deferred tax assets.

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

On July 4, 2025, the President of the U.S. signed into law significant federal tax legislation, H.R.1 (the “Tax Reform Act of 2025”). The legislation includes numerous changes to U.S. corporate income tax law, including but not limited to: permanent 100% bonus depreciation for qualified property, immediate expensing of domestic research and experimental expenditures, modifications to the limitation on business interest expense, increased Section 179 expensing limits, changes to the international tax regime, and expanded limitations on the deductibility of executive compensation under IRC Section 162(m). Most provisions are effective for tax years beginning after December 31, 2024, with certain transition rules and exceptions. The Company does not expect the Tax Reform Act of 2025 to have a material impact on its effective tax rate for the fiscal year ended March 31, 2026.

11.	NET INCOME (LOSS) PER SHARE

Basic income/(loss) per share is computed on the basis of the weighted average number of common shares outstanding. Diluted net income per share is computed on the basis of the weighted average number of common shares outstanding plus the potentially dilutive effect of outstanding stock options using the treasury stock method.

Reconciliations between the numerator and the denominator of the basic and diluted net income/(loss) per share computations for the three and six months ended September 30, 2025 and 2024 are as follows:

	Three Months Ended September 30, 2025
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands)
Basic and diluted net income per share	$1	7,293	$0.00

	Three Months Ended September 30, 2024
	Net Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands)
Basic and diluted net income (loss) per share	$(1,150)	7,004	$(0.16)

	Six Months Ended September 30, 2025
	Net Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands)
Basic and diluted net income (loss) per share	$(925)	7,252	$(0.13)

	Six Months Ended September 30, 2024
	Net Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands)
Basic and diluted net income (loss) per share	$(2,352)	6,976	$(0.34)

Basic and diluted per share amounts are the same in periods of a net loss because common share equivalents are anti-dilutive when a net loss is recorded. The diluted shares were immaterial in the calculation of the weighted average number of shares for the three months ended September 30, 2025. Restricted stock units become dilutive within the period granted and remain dilutive until the units vest and are then included in the calculation of basic net income per share.

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

On April 12, 2021, the Company entered into an Amended and Restated Promissory Note (as amended from time to time, the “Skywords Amended Note”) with Skywords. The Company and Skywords agreed to amend, restate, replace and otherwise modify without novation, the Skywords Note in order to convert $500,000 of the outstanding principal amount into revolving loans that may be prepaid and reborrowed from time to time in principal amounts not to exceed $500,000, extend the maturity date by three years, adjust the interest rate to reflect a floor of 5% and secure Skywords’ interest by granting a security interest in substantially all of the Company’s personal property assets, subject to limited exceptions (the “Collateral”). On April 12, 2021, concurrently with the conversion, the Company repaid in cash to Skywords, the principal amount of $500,000 plus accrued interest to date of $1,900. The Skywords Amended Note bears interest at a rate of 1% plus the prime rate (as published by the Wall Street Journal), which will be recalculated and payable on a quarterly basis, provided that at no time shall the annual interest rate be less than 5%. The Company may prepay the Skywords Amended Note at any time without penalty.

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

On August 29, 2025, the Company entered into the Fifth Amendment (the “Fifth Amendment”) to the Skywords Amended Note to increase the Revolver from $4,000,000 to $4,600,000 and extended the maturity of the Skywords Amended Note to April 12, 2027.

As of September 30, 2025 and 2024, the Skywords Amended Note principal balance was $1,000,000, and was included in long-term debt on the Condensed Consolidated Balance Sheets. As of September 30, 2025 and March 31, 2025, the balance on the Revolver was $4,200,000 and $3,000,000, respectively, and was included in line of credit – related party on the Condensed Consolidated Balance Sheets. At September 30, 2025, the interest rate was 7.5% and March 31, 2025, the interest rate was 7.5%.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview:

We are an agricultural company and a world leader in the production of natural products derived from microalgae grown in complex and intricate agricultural systems on the Kona coast of Hawaii. Incorporated in 1983, we are guided by the principle of providing beneficial, quality microalgal products for health and human nutrition in a technology enabled, reliable and environmentally sensitive operation. We are Good Manufacturing Practices (“GMP”) certified by the Merieux NutriSciences, reinforcing our commitment to quality in our products, quality in our relationships (with our customers, suppliers, employees, and the communities we live in), and quality of the environment in which we work. Our products include:

●

BioAstin® Hawaiian Astaxanthin® - a powerful, natural antioxidant clinically studied to support and maintain the body’s natural inflammatory response, to enhance skin, and to support eye, joint, brain and immune health†. It has expanding applications as a human dietary supplement and dietary ingredient; and

●

Hawaiian Spirulina Pacifica® - a nutrient-rich superfood dietary supplement clinically supported for natural energy, immune system support, cardiovascular health and as a concentrated source of protein, antioxidant carotenoids, and essential nutrients†

†These statements have not been evaluated by the Food and Drug Administration. This product is not intended to diagnose, treat, cure, or prevent any disease.

Microalgae are a diverse group of microscopic plants that have a wide range of physiological and biochemical characteristics and contain, among other things, high levels of natural protein, amino acids, vitamins, pigments, and enzymes. Microalgae have the following properties that make commercial production attractive: (1) microalgae grow much faster than land grown plants, often up to 100 times faster; (2) microalgae have uniform cell structures with no bark, stems, branches or leaves, permitting easier extraction of products and higher utilization of the microalgae cells; and (3) the cellular uniformity of microalgae makes it practical to control the growing environment in order to optimize a particular cell characteristic. Efficient and effective cultivation of microalgae requires consistent light, warm temperatures, low rainfall, and proper chemical balance in a very nutrient-rich environment, free of environmental contaminants and unwanted organisms. This is a challenge that has motivated us to design, develop and implement proprietary production and harvesting technologies, systems and processes in order to commercially produce human dietary supplement products derived from microalgae.

Our production of these products at the 96-acre facility on the Kona Coast of the island of Hawaii provides several benefits. We selected the Keahole Point location in order to take advantage of relatively consistent warm temperatures, sunshine and low levels of rainfall needed for optimal cultivation of microalgae. This location also offers us access to cold deep ocean water, drawn from an offshore depth of 2,000 feet, which we use in our Ocean-Chill Drying system to eliminate the oxidative damage caused by standard drying techniques and as a source of trace nutrients for microalgal cultures. The area is also designated a Biosecure Zone, with tight control of organisms allowed into the area and free of genetically modified organisms (“GMO”). We believe that our technology, systems, processes, and favorable growing location generally permit year-round harvest of our microalgal products in a cost-effective manner.

Results of Operations

The following tables present selected consolidated financial data for each of the periods indicated ($ in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net sales	$6,976	$5,845	$12,797	$11,743
Net sales increase (decrease)	19.3%	(8.3)%	9.0%	1.9%
Gross profit	$2,393	$1,479	$4,166	$2,956
Gross profit as % of net sales	34.3%	25.3%	32.6%	25.2%
Operating expenses	$2,203	$2,454	$4,730	$4,972
Operating expenses as % of net sales	31.6%	42.0%	37.0%	42.3%
Operating income (loss)	$190	$(975)	$(564)	$(2,016)
Operating income (loss) as % of net sales	2.7%	(16.7)%	(4.4)%	(17.2)%
Income tax expense	$—	$—	$—	$—
Net income (loss)	$1	$(1,150)	$(925)	$(2,352)

Comparison of the Three Months Ended September 30, 2025 and 2024

Net Sales (in thousands)
	Three Months Ended
	September 30,		$	%
	2025	2024	Change	Change
Packaged sales
Astaxanthin	$3,265	$3,119	$146	4.7%
Spirulina	1,308	1,087	221	20.3%
Total Packaged sales	$4,573	$4,206	$367	8.7%

Bulk sales
Astaxanthin	$1,533	$632	$901	142.6%
Spirulina	826	710	116	16.3%
Total Bulk sales	$2,359	$1,342	$1017	75.8%

Contract extraction and R&D services revenue	$44	$297	$(253)	(85.2)%

Total sales
Astaxanthin	$4,798	$3,751	$1,047	27.9%
Spirulina	2,134	1,797	337	18.8%
Contract extraction and R&D services revenue	44	297	(253)	(85.2)%
Total sales	$6,976	$5,845	$1,131	19.3%

Net Sales

The net sales increase of 19.3% for the current quarter compared to the same period last year was driven by an increase in both astaxanthin and spirulina package sales and bulk sales, partially offset by a decrease in contract extraction revenue. During the current quarter compared to the same period last year, we saw an increased demand in packaged sales primarily attributable to stronger e-commerce performance, reflecting the Company’s strategic focus on that channel and expanded digital marketing initiatives. Bulk sales increased due to both the timing of customer orders and higher overall demand.

Gross Profit

Gross profit as a percent of net sales for the second quarter of fiscal 2026 increased by 9 percentage points compared to the same period last year, which was the result of higher production volumes, which resulted in lower production costs  for the current year quarter. In addition, the Company implemented price increases for certain Nutrex-brand packaged products during the quarter, which contributed to higher margins.

Operating Expenses

Operating expenses decreased by $251,000 in the second quarter of fiscal 2026 compared to the same period last year. The decrease reflects continued cost management efforts, partially offset by increased marketing expenses associated with the Company’s expanded online sales initiatives.

Income Taxes

We did not record income tax expense for the second quarter of fiscal 2026 or 2025. We continue to carry a full valuation allowance on our net deferred tax assets.

Comparison of the Six Months Ended September 30, 2025 and 2024

Net Sales ($ in thousands)
	Six Months Ended
	September 30,		$	%
	2025	2024	Change	Change
Packaged sales
Astaxanthin	$6,233	$6,378	$(145)	(2.3)%
Spirulina	2,458	2,517	(59)	(2.3)%
Total Packaged sales	$8,691	$8,895	$(204)	(2.3)%

Bulk sales
Astaxanthin	$2,689	$1,407	$1,282	91.1%
Spirulina	1,333	1,052	281	26.7%
Total Bulk sales	$4,022	$2,459	$1,563	63.6%

Contract extraction revenue	$84	$389	$(305)	(78.4)%

Total sales
Astaxanthin	$8,922	$7,785	$1,137	14.6%
Spirulina	3,791	3,569	222	6.2%
Contract extraction and R&D services revenue	84	389	(305)	(78.4)%
Total sales	$12,797	$11,743	$1,054	9.0%

Net Sales

Net sales increased 9.0% for the six months ended September 30, 2025 compared to the same period in the prior year. The increase was driven by higher astaxanthin and spirulina bulk sales, which rose 91.1% and 26.7%, respectively, reflecting both the timing of customer orders and increased demand from key accounts. These gains were partially offset by a 2.3% decrease in packaged sales and a decline in contract extraction revenue. Contract extraction sales were adversely affected by the imposition of tariffs on imported biomass, which reduced the competitiveness of the Company’s offerings.

Gross Profit

Gross profit as a percentage of net sales for the six months ended September 30, 2025 increased by 7.4 percentage points compared to the same period last year. The improvement was primarily attributable to lower production costs resulting from higher production volumes and improved operating efficiencies. In addition, price increases implemented for Nutrex-brand packaged products earlier in the fiscal year contributed to stronger margins, offsetting the impact of a greater proportion of bulk sales, which typically carry lower gross margins.

Operating Expenses

Operating expenses totaled $4.7 million for the six months ended September 30, 2025, a decrease of $0.2 million, or approximately 4.9%, compared to the same period in the prior year. The decrease was primarily due to lower general and administrative expenses, reflecting continued cost-control efforts and reduced overhead, as well as lower research and development costs resulting from reduced headcount. These decreases were partially offset by higher sales and marketing expenses associated with expanded digital advertising initiatives to support e-commerce growth.

Income Taxes

We did not record income tax expense for the first six months of fiscal 2026 or fiscal 2025. We continue to carry a full valuation allowance on our net deferred tax assets.

Liquidity and Going Concern

The accompanying condensed consolidated financial statements, as of September 30, 2025 and March 31, 2025 and for the three and six months ended September 30, 2025 and 2024, have been prepared assuming we will continue as a going concern. The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We sustained operating losses and negative cash flows from operations for most of these same periods. Further, as discussed below, we were not in compliance with two debt covenant requirements as of March 31, 2025 and 2024. In June 2023, the Bank instituted a freeze on additional advances from the Line of Credit. These conditions raise substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expense that may be necessary if we were unable to continue as a going concern.

As of September 30, 2025, we had cash of $649,000 and working capital of $39,000 compared to $257,000 and $302,000, respectively, as of March 31, 2025. We had the Line of Credit with the Bank that provided for borrowings up to $2 million on a revolving basis, however, as part of the covenant waiver as of March 31, 2023, the borrowings under the Line of Credit were frozen. On October 13, 2023, the Bank converted the Line of Credit to the 2023 Loan in the amount of $1.48 million with an original maturity date of August 30, 2024. As of September 30, 2025 and March 31, 2025, we had $0.4 million and $0.8 million, respectively, outstanding on the 2023 Loan, with a maturity date extended to March 31, 2026.

We also have a loan facility with a related party that allows us to borrow up to $4.6 million on the Revolver. As of September 30, 2025 and March 31, 2025, we had $4.2 million and $3.0 million, respectively, of outstanding borrowings on the Revolver, which was included in line of credit – related party on the Condensed Consolidated Balance Sheets. The Revolver expires on April 12, 2027.

As of September 30, 2025, we had $2.8 million outstanding on the 2012 Loan that requires the payment of principal and interest monthly through August 2032. Pursuant to the 2012 Loan and the 2023 Loan, we are subject to annual financial covenants, customary affirmative and negative covenants, and certain subjective acceleration clauses. As of March 31, 2025, our debt service coverage ratio and current ratio fell short of the Bank’s annual requirement. On June 4, 2025, the Bank provided us with a letter waiving the covenant violations as of March 31, 2025, but noting that the Bank reserves its right to declare a default in the future if any covenants remain out of compliance at applicable measurement dates.

In April 2019, we obtained a loan in the amount of $1.5 million from a related party. The proceeds were used to pay down accounts payable and for general operating capital purposes. On April 12, 2021, December 14, 2022, August 14, 2023, August 9, 2024, May 2, 2025, and August 29, 2025 we amended this loan . As of both September 30, 2025 and March 31, 2025, we had $1.0 million outstanding on the related party note. The loan matures on April 12, 2027.

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

Funds generated by operating activities and available cash are our most significant sources of liquidity for working capital requirements, debt service and funding of maintenance levels of capital expenditures.  We have developed our operating plan to produce a significant portion of our cash flows necessary to meet all financing requirements, with the remaining need sourced from capital raising.  Although we have a history of either being in compliance with debt covenants, or obtaining the necessary waivers, execution of our operating plan is dependent on many factors, some of which are not within our control. However, no assurances can be provided that we will achieve our operating plan and cash flow projections for the next fiscal years or our projected consolidated financial position as of September 30, 2026. Such estimates are subject to change based on future results and such change could cause future results to vary significantly from expected results.

Cash Flows

The following table summarizes our cash flows for the periods indicated ($ in thousands):

	Six Months Ended September 30,
	2025	2024
Total cash (used in) provided by:
Operating activities	$(220)	$(201)
Investing activities	(86)	(105)
Financing activities	698	379
Increase in cash	$392	$73

Cash used in operating activities for the six months ended September 30, 2025 was primarily the result of a net loss of $0.9 million less non-cash items of $1.1 million, and higher inventory and accounts receivable, partially offset by higher accounts payable.

Cash used in investing activities for the six months ended September 30, 2025 primarily includes costs for capital improvements at our Kona facility.

Cash provided by financing activities for the six months ended September 30, 2025 consists of additional draws on the related party line of credit of $1.2 million, partially offset by the paydown of $0.4 million on the short term debt and line of credit and $0.1 million paydown on term loans.

Sources and Uses of Capital

As of September 30, 2025, our working capital was approximately $39,000, a decrease of $263,000 from March 31, 2025. The decrease primarily reflects the timing of customer payments and production scheduling, as the Company continues to manage inventory and raw-material purchases on a just-in-time basis aligned with sales demand. We also had additional draws on the related party line of credit.

Our results of operations and financial condition can be affected by numerous factors, many of which are beyond our control and could cause future results of operations to fluctuate materially as it has in the past. Future operating results may fluctuate as a result of changes in sales volumes to our largest customers, weather patterns, increased competition, increased materials, nutrient and energy costs, government regulations, and other factors beyond our control.

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

Our future results of operations and the other forward-looking statements contained in this Outlook, in particular the statements regarding revenues, gross margin and capital spending, involve a number of risks and uncertainties. In addition to the factors discussed above, any of the following could cause actual results to differ materially: business conditions and growth in the natural products industry and in the general economy; changes in customer order patterns; changes in demand for natural products in general; changes in weather conditions; changes in health and growing conditions of our astaxanthin and spirulina products; competitive factors, such as increased production capacity from competing spirulina and astaxanthin producers and the resulting impact, if any, on world market prices for these products; government actions and increased regulations both domestic and foreign; shortage of manufacturing capacity; and other factors beyond our control. Risk factors are discussed in detail in Part II, Item 1A of this quarterly report and in Part I, Item 1A of our Form 10-K report for the year ended March 31, 2025.

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

Off-Balance Sheet Arrangements

As of September 30, 2025, we had no off-balance sheet arrangements or obligations.

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

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the fiscal year ended March 31, 2025, filed with the SEC on June 20, 2025. In the six months ended September 30, 2025, there were no changes to the application of critical accounting policies previously disclosed in our most recent Annual Report on Form 10-K.

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

Changes to Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2025, that has materially affected, or was reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, the Company may be involved in litigation and investigations relating to claims and matters arising out of its operations in the normal course of business. There were no significant legal matters outstanding at September 30, 2025.

Item 1A.	Risk Factors

For a discussion of the risk factors relating to our business, please refer to Part I, Item 1A of our Form 10-K for the year ended March 31, 2025, which is incorporated by reference herein.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

10.1

Fifth Amendment to Amended and Restated Promissory Note, dated August 29, 2025, by and between Skywords Family Foundation, Inc. and Cyanotech Corporation (Incorporated by reference as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 29, 2025)

31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of November 10, 2025

31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of November 10, 2025, 2025

32*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed as of November 10, 2025

99.1*	Press Release dated November 10, 2025

101

The following financial statements from Cyanotech Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)

*Included herewith. Other exhibits were filed as shown above.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYANOTECH CORPORATION
(Registrant)

November 10, 2025	By:	/s/ Matthew K. Custer
(Date)		Matthew K. Custer
President and Chief Executive Officer

November 10, 2025	By:	/s/ Jennifer A.S. Miyashiro
(Date)		Jennifer A.S. Miyashiro
Chief Financial Officer, Vice President — Finance & Administration, and Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1

Fifth Amendment to Amended and Restated Promissory Note, dated August 29, 2025, by and between Skywords Family Foundation, Inc. and Cyanotech Corporation (Incorporated by reference as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 29, 2025)

31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of November 10, 2025

31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed as of November 10, 2025

32*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed as of November 10, 2025

99.1*	Press Release dated November 10, 2025

101

The following financial statements from Cyanotech Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements

104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)

*Included herewith. Other exhibits were filed as shown above.